Form 10-K
period 1995-12-31
TRUMP HOTELS & CASINO RESORTS INC
filed 1996-03-27
CIK 943320

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                   FOR THE TRANSITION PERIOD FROM     TO

                         COMMISSION FILE NO.: 1-13794

                      TRUMP HOTELS & CASINO RESORTS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              13-3818402
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)
 MISSISSIPPI AVENUE AND THE BOARDWALK
       ATLANTIC CITY, NEW JERSEY                        08401
    (ADDRESS OF PRINCIPAL EXECUTIVE                   (ZIP CODE)
               OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (609) 441-6060

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH
                                                     REGISTERED


Common Stock, par value $.01 per share       New York Stock Exchange


       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

  Indicate by check mark whether the Registrants (1) have filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days. Yes   X   No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock of Trump Hotels & Casino Resorts, Inc. held by non-affiliates as of March 25, 1996 was approximately:
$263,481,766.

  As of March 25, 1996, there were 10,066,667 shares of Trump Hotels & Casino Resorts, Inc. Common Stock outstanding.

  Documents Incorporated by Reference--Not applicable.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K

                               TABLE OF CONTENTS

ITEM                                                                       PAGE
----                                                                       ----
PART I....................................................................   1
  ITEM 1.  BUSINESS.......................................................   1
  ITEM 2.  PROPERTIES.....................................................  31
  ITEM 3.  LEGAL PROCEEDINGS..............................................  35
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........  37
PART II...................................................................  38
  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS .........................................................  38
  ITEM 6.  SELECTED FINANCIAL DATA........................................  39
  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS ...........................................  41
  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................  48
  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE ............................................  88
PART III..................................................................  88
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............  88
  ITEM 11. EXECUTIVE COMPENSATION.........................................  91
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         ................................................................. 101
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................ 102
PART IV................................................................... 103
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K ........................................................ 103

                                    PART I

ITEM 1. BUSINESS.

RECENT EVENTS

  Pursuant to the Agreement and Plan of Merger, dated as of January 8, 1996, among Trump Hotels & Casino Resorts, Inc., a Delaware corporation ("THCR" or the "Registrant"), Taj Mahal Holding Corp., a Delaware corporation ("Taj Holding") and THCR Merger Corp., a Delaware corporation and a wholly owned subsidiary of THCR ("Merger Sub"), as amended by Amendment to Agreement and Plan of Merger, dated as of January 31, 1996 (the "Merger Agreement"), Merger Sub will be merged with and into Taj Holding (the "Merger"), with Taj Holding as the Surviving Corporation. As a result of the Merger and the related transactions discussed below, Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings") of which THCR is a general partner and Donald J. Trump ("Trump") is a limited partner, will indirectly wholly own Trump Taj Mahal Associates, a New Jersey general partnership ("Taj Associates"), the owner and operator of the Trump Taj Mahal Casino Resort in Atlantic City, New Jersey (the "Taj Mahal"). If the Merger is approved and consummated, each share of Class A Common Stock, par value $.01 per share, of Taj Holding ("Taj Holding Class A Common Stock") issued and outstanding prior to the effective time of the Merger (other than treasury stock held by Taj Holding, shares owned by any direct or indirect subsidiary of Taj Holding and dissenting shares) will be converted into the right to receive, at each holder's election, either (a) $30.00 in cash ("Cash Consideration") or (b) that number of shares of Common Stock, par value $.01 per share, of THCR ("THCR Common Stock") as is determined by dividing $30.00 by the Market Value ("Stock Consideration" and, together with Cash Consideration, "Merger Consideration"). Market Value is defined as the average of the high and low per share sales prices on the New York Stock Exchange ("NYSE") of a share of THCR Common Stock on a random selection of ten trading days within the fifteen trading day period ending five trading days immediately preceding the effective time of the Merger. No fractional shares of THCR Common Stock will be issued in the Merger.

  The Merger Agreement also contemplates the following transactions occurring in connection with the Merger:

    (a) the consummation of the offering by THCR of up to 12,500,000 shares of THCR Common Stock (and up to an additional 1,875,000 shares of THCR Common Stock pursuant to the underwriters' over-allotment option) (the "THCR Stock Offering") and the consummation of the offering by a wholly owned subsidiary of THCR Holdings, Trump Atlantic City Associates, a New Jersey general partnership formerly known as Trump Plaza Holding Associates ("Trump AC"), and its wholly owned finance subsidiary, Trump Atlantic City Funding, Inc., a Delaware corporation ("Trump AC Funding"), of up to $1,200,000,000 aggregate principal amount of first mortgage notes (the "Mortgage Notes"), although it is currently contemplated to aggregate $1,100,000,000 (the "Mortgage Note Offering," and together with the THCR Stock Offering, the "Offerings"), the aggregate proceeds of which will be used, together with available cash, to:

      (i) pay cash to those holders of Taj Holding Class A Common Stock electing to receive Cash Consideration in the Merger,

      (ii) redeem the outstanding 11.35% Mortgage Bonds, Series A, due 1999 of Trump Taj Mahal Funding, Inc. (the "Taj Bonds") (the "Taj Bonds Redemption"),

      (iii) redeem, immediately prior to the Merger, the outstanding shares of Class B Common Stock, par value $.01 per share, of Taj Holding (the "Taj Holding Class B Common Stock") as required by the Amended and Restated Certificate of Incorporation of Taj Holding in connection with Taj Bond Redemption,

      (iv) retire (through repurchase, and if necessary, defeasance) the outstanding 10 7/8% Mortgage Notes due 2001 (the "Plaza Notes") of Trump Plaza Funding, Inc. a New Jersey corporation ("Plaza Funding") (the "Plaza Note Purchase," and, together with the Mortgage Note Offering and the Taj Bond Redemption, the "Debt Refinancing"),

      (v) satisfy the indebtedness of Taj Associates under its loan agreement with National Westminster Bank USA,

      (vi) purchase certain real property used in the operation of the Taj Mahal that is currently leased from Trump Taj Mahal Realty Corp. ("Realty Corp."), a corporation wholly owned by Trump,

      (vii) purchase certain real property used in the operation of the Trump Plaza Hotel and Casino in Atlantic City, New Jersey ("Trump Plaza") that is currently leased from an unaffiliated third party,

      (viii) make a payment to Bankers Trust Company ("Bankers Trust") to obtain releases of liens and guarantees that Bankers Trust has in connection with certain outstanding indebtedness owed by Trump to Bankers Trust, and

      (ix) pay related fees and expenses and provide for working capital;

    (b) the contribution by Trump to Trump AC (on behalf, and at the direction, of THCR Holdings) of all of his direct and indirect ownership interests in Taj Associates; and

    (c) the contribution by THCR to Trump AC (on behalf, and at the direction, of THCR Holdings) of all of its direct and indirect ownership interests in Taj Associates acquired in the Merger.

  The Merger is contingent upon, among other things, the consummation of the other transactions contemplated by the Merger Transaction. As a result of the Merger Transaction, THCR's and Trump's beneficial equity interests in THCR Holdings will be approximately 73% and 27%, respectively (assuming a price of $24.00 per share of THCR Common Stock as the Market Value in connection with the Merger and as the public offering price in the THCR Stock Offering). In addition, as a part of the Merger Transaction, THCR will issue to Trump a warrant to purchase an aggregate of 1.8 million shares of THCR Common Stock,
(i) 600,000 shares of which may be purchased on or before the third anniversary of the warrant at $30.00 per share, (ii) 600,000 shares of which may be purchased on or before the fourth anniversary of the warrant at $35.00 per share and (iii) 600,000 shares of which may be purchased on or before the fifth anniversary of the warrant at $40.00 per share. To the extent that holders of Taj Holding Class A Common Stock elect to receive shares of THCR Common Stock in the Merger, THCR may reduce the size of the THCR Stock Offering. In addition to the shares of THCR Common Stock that may be issued in the THCR Stock Offering, THCR may issue, as part of the THCR Stock Offering, up to an additional 20% of such number of shares to fund working capital and for other general corporate purposes. The Merger and the related transaction discussed above are collectively referred to as the "Merger Transaction." For purposes of the proposal to be submitted to the stockholders of THCR for approval at the special meeting scheduled to be held on April 11, 1996 to approve the Merger Transaction (the "THCR Special Meeting"), the term "Merger Transaction" shall exclude the Debt Refinancing.

  In connection with the Merger, THCR has filed with the Securities and Exchange Commission (the "Commission") a Registration Statement on Form S-4 (Registration No. 333-153) which was declared effective on March 8, 1996, and included the Joint Proxy Statement-Prospectus of THCR and Taj Holding relating to the Merger Transaction (the "Proxy Statement Prospectus"). The Proxy Statement Prospectus was mailed to stockholders of THCR and Taj Holding on March 12, 1996. The Proxy Statement Prospectus relates, with respect to stockholders of THCR, to the THCR Special Meeting and also relates, with respect to stockholders of Taj Holding, to a special meeting of stockholders of Taj Holding to be held on April 11, 1996, at which meeting the stockholders of Taj Holding will be asked to approve and adopt the Merger Agreement.

  THCR has also filed with the Commission a Registration Statement on Form S-1 (Registration No. 333-639) relating to the registration of the THCR Common Stock to be issued in connection with the Stock Offering. Additionally, Trump AC, Trump AC Funding and Trump Plaza Associates, a New Jersey general partnership ("Plaza Associates") (as guarantor of the Mortgage Notes) have filed with the Commission a Registration Statement on Form S-1 (Registration No. 333-643) relating to the registration of the Mortgage Notes.

GENERAL

  THCR was organized under the laws of the State of Delaware in March of 1995, and, through THCR Holdings and its wholly owned subsidiary, Plaza Associates, owns and operates Trump Plaza, a luxury casino hotel located on The Boardwalk in Atlantic City and, through its wholly owned subsidiary, Trump Indiana, Inc., a Delaware corporation ("Trump Indiana"), owns and will operate a riverboat gaming project, currently under development at Buffington Harbor on Lake Michigan (the "Indiana Riverboat"). In addition, THCR has the rights to any future Trump gaming venture. THCR management believes THCR benefits from the following factors:

  . TRUMP PLAZA EXPANSION. THCR is currently enhancing further Trump Plaza's position as an industry leader by increasing its gaming space and hotel capacity (the "Trump Plaza Expansion") while maintaining its commitment to first class customer service. This strategy is designed to capitalize on Trump Plaza's reputation for excellence, as well as to meet both existing demand and the anticipated demand from the increased number of available rooms and infrastructure improvements that are currently being implemented to enhance further the "vacation destination appeal" of Atlantic City. The Trump Plaza Expansion is expected to be completed in the second quarter of 1996. As part of the Trump Plaza Expansion, THCR has renovated and integrated into Trump Plaza a hotel adjacent to Trump Plaza's main tower ("Trump Plaza East") and is in the process of renovating and integrating into Trump Plaza the former Trump Regency Hotel, located on The Boardwalk adjacent to the existing Atlantic City Convention Center, which is next to Trump Plaza ("Trump World's Fair"). The casino and 249 of the 349 hotel rooms at Trump Plaza East were opened by President's Day 1996. THCR intends to open 91 rooms and suites at Trump Plaza East by the end of March 1996. Renovations are ongoing at Trump World's Fair and THCR expects that the renovations at Trump World's Fair will be completed in the second quarter of 1996. Upon completion of the Trump Plaza Expansion, Trump Plaza's casino floor space will increase from 75,395 square feet to an aggregate of approximately 139,553 square feet of gaming space (15,000 square feet of which has already opened at Trump Plaza East), housing a total of approximately 4,266 slot machines and 141 table games, making Trump Plaza's casino the largest in Atlantic City (in terms of square footage). Trump Plaza's hotel capacity will increase to a total of 1,404 guest rooms, making Trump Plaza's guest room inventory one of the largest in Atlantic City.

  . INDIANA RIVERBOAT. Trump Indiana has received site approval and a certificate of suitability to develop the Indiana Riverboat at Buffington Harbor, on Lake Michigan, approximately 25 miles southeast of downtown Chicago. Trump Indiana is one of 11 riverboat gaming projects permitted under current Indiana law, and one of only five to be located in northern Indiana. The Indiana Riverboat is currently scheduled to open for business in the second quarter of 1996. Trump Indiana and The Majestic Star Casino, LLC ("Barden"), an entity beneficially owned by Don H. Barden, a developer based in Detroit without significant gaming experience, are the two holders of certificates of suitability for Buffington Harbor. Trump Indiana and Barden have entered into an agreement (the "BHR Agreement") relating to the formation of Buffington Harbor Riverboat, L.L.C. ("BHR") and the joint ownership, development and operation of all common land-based and waterside operations in support of each of Trump Indiana's and Barden's separate riverboat casinos at Buffington Harbor. The Indiana Riverboat is planned to have approximately 37,000 square feet of gaming space and feature 1,500 slot machines and 73 table games, and will be one of the largest riverboat casinos in the United States. The Indiana Riverboat's principal market will be the approximately 6.8 million people residing within 50 miles of the Indiana Riverboat in the greater Chicago metropolitan area. Approximately 11.2 million and 24.2 million people live within a 100- and 200-mile radius of Buffington Harbor, respectively.

  . THE "TRUMP" NAME. THCR capitalizes on the widespread recognition of the "Trump" name and its association with high quality amenities and first class service. To this end, THCR provides a broadly diversified gaming and entertainment experience consistent with the "Trump" name and reputation for quality, tailored to the gaming patron in each market. THCR also benefits from the "Trump" name in connection with its efforts to expand and to procure new gaming opportunities in the United States and abroad. THCR explores opportunities to establish additional gaming operations, particularly in jurisdictions where the legalization of casino gaming is relatively recent or is anticipated.

THCR operates in only one industry segment. See "Financial Statements and Supplementary Data."

TRUMP PLAZA

  THCR management believes that Trump Plaza's "Four Star" Mobil Travel Guide rating and "Four Diamond" American Automobile Association rating reflect the high quality amenities and services that Trump Plaza provides to its casino patrons and hotel guests. These amenities and services include a broad selection of dining choices, headline entertainment, deluxe accommodations, tennis courts and swimming and health spa facilities.

  The Trump Plaza Expansion. THCR management believes that as a result of the Trump Plaza Expansion and Trump Plaza's strategic location, Trump Plaza is well positioned to become one of the premier host properties in Atlantic City. The Trump Plaza Expansion is currently scheduled to be completed in the second quarter of 1996 and would increase Trump Plaza's prime central frontage on The Boardwalk to nearly a quarter of a mile. THCR management also believes that the construction of the new convention center and tourist corridor linking the new convention center with The Boardwalk will enhance the desirability of Atlantic City generally and, as a result of Trump Plaza's central location, will benefit Trump Plaza in particular. In addition, THCR management expects to be able to take advantage of recent gaming regulatory changes that will allow casino space to be directly visible and accessible from The Boardwalk. Trump Plaza's location on The Boardwalk at the end of the highway into Atlantic City makes it highly accessible for both "drive-in" and "walk-in" patrons.

  On February 16, 1996, Trump Plaza opened the Ocean View Casino and Bar and 249 rooms at Trump Plaza East. Management intends to open the remaining rooms and suites at Trump Plaza East by the end of March 1996. Trump Plaza East has approximately 15,000 square feet of casino space and, when fully opened, will have 349 hotel rooms, including nine super suites scheduled to be opened in early 1997. Trump Plaza East is currently leased, however, Plaza Associates intends to exercise its option to acquire Trump Plaza East from an unaffiliated entity in connection with The Merger Transaction. See "Properties--Trump Plaza East" and "Executive Compensation--Compensation Committee Interlocks and Insider Participation--Certain Related Party Transactions of Trump." Trump Plaza has been reconfigured to provide a new entranceway to Trump Plaza directly off the Atlantic City Expressway. THCR management believes the increased hotel capacity as a result of the Trump Plaza Expansion will enable Trump Plaza better to meet demand and accommodate its casino guests, as well as to host additional and larger conventions and corporate meetings.

  THCR is in the process of renovating and integrating into Trump Plaza, Trump World's Fair, located on The Boardwalk adjacent to the existing Atlantic City Convention Center, which is next to Trump Plaza, at a remaining cost, as of December 31, 1995, of $42.5 million. Upon completion, Trump World's Fair would add 49,272 square feet of casino floor space, approximately 16,000 of which will be directly accessible from The Boardwalk, and 500 hotel rooms, connected to Trump Plaza's main tower by an enclosed walkway overlooking The Boardwalk. Renovations are ongoing at Trump World's Fair and THCR expects, although there can be no assurances, that the renovations at Trump World's Fair will be completed in the second quarter of 1996.

  The following table details Trump Plaza's casino and hotel capacity following the Trump Plaza Expansion:

                                   TRUMP PLAZA TRUMP PLAZA TRUMP WORLD'S
                                   FACILITY(A)   EAST(B)      FAIR(C)     TOTAL
                                   ----------- ----------- ------------- -------
Casino square footage.............   75,395      14,886       49,272     139,553
Slot machines.....................    2,368         405        1,493       4,266
Table games.......................       97          12           32         141
Hotel rooms.......................      555         349          500       1,404

--------
(a) Includes the 2,000 square foot area which connects the existing facility with Trump Plaza East and the 75 slot machines included in this area.
(b) The casino and 249 hotel rooms have already opened. The remaining 91 hotel rooms and suites are scheduled to be open by the end of March 1996. Also reflects nine super suites scheduled to open early in 1997 and not otherwise included in the "Trump Plaza Expansion."
(c) Scheduled to open in the second quarter of 1996.

  Trump Plaza's management team commenced the Trump Plaza Expansion in 1995 and has recently launched a variety of new initiatives designed to increase the level of gaming activity generally at its casino and to attract casino patrons who tend to wager more frequently and in larger denominations than the typical Atlantic City patron. These initiatives include targeted marketing and advertising campaigns directed to select groups of customers in the Boston-New York-Washington, D.C. corridor, the introduction of new slot machines and table games and the addition of bill acceptors on slot machines.

 ATLANTIC CITY MARKETING STRATEGY

  Trump Plaza. Trump Plaza East has been integrated into Trump Plaza and together the two are operated as a single casino hotel facility. Trump Plaza will continue the marketing strategies it has found successful in the past, including targeting lucrative high-end drive-in slot customers. Management believes the additional hotel rooms and gaming facilities at Trump Plaza East will better enable Trump Plaza to accommodate the more profitable weekend drive-in patron, who tends to wager more per play and per visit than the typical walk-in or bus patron.

  Trump World's Fair. Trump World's Fair, which will operate as part of Trump Plaza, will seek to attract the "middle market" segment (primarily bus customers and Boardwalk pedestrian traffic) by offering high value food and entertainment attractions in a festive "World's Fair" atmosphere. The first floor of Trump's World's Fair will feature a Boardwalk level casino offering walk-in customers direct access from The Boardwalk to 581 slot machines. In addition, Trump World's Fair is constructing a new bus terminal that will have a dedicated escalator leading directly to a separate casino entertainment area that will contain a 500-seat buffet, an Oriental Pavilion and a casino with approximately 538 slot machines. The new bus terminal and dedicated casino facilities will allow Trump World's Fair to serve efficiently a high volume of bus customers. A smoke-free casino with approximately 385 slot machines and 32 table games along with additional restaurants will be located on the second floor of Trump World's Fair. Moreover, with its prime location adjoining the current Atlantic City Convention Center and near the new Atlantic City convention center and its newly refurbished room base of 500 rooms and approximately 50,000 square feet of total gaming space, THCR management believes that Trump World's Fair is ideally suited to attract convention visitor traffic.

 TRUMP PLAZA BUSINESS STRATEGY

  General. A primary element of Trump Plaza's business strategy is to seek to attract patrons who tend to wager more frequently and in larger denominations than the typical Atlantic City gaming customer. Such high-end players typically wager $5 or more per play in slots and $25 or more per play in table games. In order to attract more high-end gaming patrons to Trump Plaza in a cost-effective manner, Plaza Associates has refocused its marketing efforts. Commencing in 1991, Plaza Associates substantially curtailed costly "junket" marketing operations which involved attracting groups of patrons to the facility on an entirely complimentary basis (e.g., by providing free air fare, gifts and room accommodations). In the fall of 1992, Plaza Associates decided to de-emphasize marketing efforts directed at "high roller" patrons from the Far East, who tend to wager $50,000 or more per play in table games. Plaza Associates determined that the potential benefit derived from these patrons did not outweigh the high costs associated with attracting such players and the resultant volatility in the results of operations of Trump Plaza. Revenues derived from high roller patrons have declined since 1992, although management believes that such revenue loss has not had a significant impact on profitability for the reasons discussed above. In addition, this shift in marketing strategy has allowed Plaza Associates to focus its efforts on attracting the high-end players.

  "Comping" Strategy. In order to compete effectively with other Atlantic City casino hotels, Plaza Associates offers complimentary drinks, meals, room accommodations and/or travel arrangements to its patrons ("complimentaries"). Management monitors Trump Plaza's policy so as to provide complimentaries primarily to patrons with a demonstrated propensity to wager at Trump Plaza.

  Entertainment. Trump Plaza offers headline entertainment as part of its strategy to attract high-end and other patrons. Trump Plaza offers headline entertainment weekly during the summer and monthly during the off- season, and also features other entertainment and revue shows.

  Player Development/Casino Hosts. Plaza Associates currently employs gaming representatives in New Jersey, New York and other states, as well as several international representatives, to promote Trump Plaza to prospective gaming patrons. Player development personnel host special events, offer incentives and contact patrons directly in an effort to attract high-end table game patrons from the United States, Canada and South America. Trump Plaza's casino hosts assist patrons on the casino floor, make room and dinner reservations and provide general assistance. They also solicit Trump Card (the frequent player slot card) sign-ups in order to increase Plaza Associates' marketing base.

  Promotional Activities. The Trump Card constitutes a key element in Trump Plaza's direct marketing program. Subject to regulatory constraints, the Trump Card will be used in all of THCR's gaming facilities so as to build a national database of gaming patrons. Slot machine players are encouraged to register for and utilize their personalized Trump Card to earn various complimentaries based upon their level of play. The Trump Card is inserted during play into a card reader attached to the slot machine for use in computerized rating systems. THCR's computer systems record data about the cardholders, including playing preferences, frequency and denomination of play and the amount of gaming revenues produced.

  Trump Plaza designs promotional offers, conveyed via direct mail and telemarketing, to patrons expected to provide revenues based upon their historical gaming patterns. Such information is gathered on slot wagering by the Trump Card and on table game wagering by the casino game supervisors. Promotional activities include the mailing of vouchers for complimentary slot play. Trump Plaza also utilizes a special events calendar (e.g., birthday parties, sweepstakes and special competitions) to promote its gaming operations.

  Bus Program. Trump Plaza has a bus program, which transports approximately 2,400 gaming patrons per day during the week and 3,500 per day on the weekends. Trump Plaza's bus program offers incentives and discounts to certain scheduled and chartered bus customers. Trump Plaza's Transportation Facility (as defined) contains 13 bus bays and is connected by an enclosed pedestrian walkway to Trump Plaza. The Transportation Facility provides patrons with immediate access to the casino, and contains a comfortable lounge area for patrons waiting for return buses.

  Credit Policy. Historically, Trump Plaza has extended credit to certain qualified patrons. For the years ended December 31, 1993, 1994 and 1995 credit play as a percentage of total dollars wagered was approximately 18%, 17% and 18%, respectively. As part of Trump Plaza's new business strategy and in response to the general economic downturn in the Northeast, Trump Plaza has imposed stricter standards on applications for new or additional credit.

 FACILITIES AND AMENITIES

  Trump Plaza and Trump Plaza East. The casino in the existing facility of Trump Plaza currently offers 97 table games and 2,368 slot machines. In addition to the casino, Trump Plaza's main tower consists of a 31-story tower with 555 guest rooms, including 62 suites. Trump Plaza's main tower also offers 10 restaurants, a 750-seat cabaret theater, four cocktail lounges, 28,000 square feet of convention, ballroom and meeting room space, a swimming pool, tennis courts and a health spa.

  The entry level of Trump Plaza's main tower includes a cocktail lounge, two gift shops, a deli, a coffee shop, an ice cream parlor and a buffet. The casino level houses the casino, a fast food restaurant, an exclusive slot lounge for high-end patrons and a new oceanfront baccarat gaming area. Upon completion, an enclosed walkway will connect Trump Plaza at the casino level with the Atlantic City Convention Center and with Trump World's Fair.

  On February 16, 1996, Trump Plaza opened the 15,000 square foot Ocean View Casino and Bar and 249 of its 349 hotel rooms at Trump Plaza East. The Ocean View Casino and Bar is the first gaming room in Atlantic City to combine a casino, bar and entertainment and features a 70-foot long bar with 27 bar-top slot machines, live entertainment and a 58 square foot video wall, complemented by six additional television sets along the bar. With its high ceilings and windows overlooking the Atlantic Ocean and The Boardwalk, Trump Plaza is creating a new and exciting entertainment environment for its casino patrons.

  Trump Plaza's guest rooms are located in two towers which afford most guest rooms a view of the ocean. While rooms are of varying size, a typical guest room consists of approximately 400 square feet. Trump Plaza's main tower also features 16 one-bedroom suites, 28 two-bedroom suites and 18 "Super Suites." The Super Suites are located on the top two floors of the Trump Plaza's main tower and offer luxurious accommodations and 24-hour butler and maid service. The Super Suites and certain other suites are located on the "Club Level" which requires guests to use a special elevator key for access, and contains a lounge area that offers food and bar facilities.

  Trump Plaza's main tower is connected by an enclosed pedestrian walkway to a 10-story parking garage, which can accommodate approximately 2,650 cars, and contains 13 bus bays, a comfortable lounge, a gift shop and waiting area (the "Transportation Facility"). The Transportation Facility provides patrons with immediate access to the casino, and is located directly off the Atlantic City Expressway, the main highway into Atlantic City.

  In July 1994, Time Warner opened its second largest Warner Brothers Studio Store pursuant to a sublease of the entire first floor of retail space on The Boardwalk at Trump Plaza East (approximately 17,000 square feet). THCR management believes that the commitment of Time Warner at Trump Plaza East, together with other retail, restaurant and entertainment establishments expected to participate in the Trump Plaza Expansion, evidences the continued growth of, and highlights Trump Plaza's favored place within, the Atlantic City casino market.

  Trump World's Fair. Upon completion of the renovation in the second quarter of 1996, Trump World's Fair will be connected to Trump Plaza's main tower by an enclosed walkway overlooking The Boardwalk and will add an additional 500 hotel rooms to Trump Plaza. In addition, Trump World's Fair will be outfitted with approximately 50,000 square feet of casino floor space housing 1,493 slot machines and 32 table games. In addition to the casino, Trump World's Fair will feature three restaurants, including a state-of-the-art buffet, a cocktail lounge, convention, ballroom and meeting room space, a swimming pool and a health spa. The enclosed walkway will run through a portion of the Atlantic City Convention Center, which is located between Trump World's Fair and Trump Plaza's main tower. In this connection, Plaza Associates has acquired an easement with regard to this walkway through the Atlantic City Convention Center. See "--Gaming and Other Laws and Regulations--New Jersey Gaming Regulations--Approved Hotel Facilities" and "Properties--Trump World's Fair."

 SEASONALITY

  The gaming industry in Atlantic City is seasonal, with the heaviest activity at Trump Plaza occurring during the period from May through September. Consequently THCR's operating results during the two quarters ending in March and December would not likely be as profitable as the two quarters ending in June and September.

 EMPLOYEES AND LABOR RELATIONS

  Plaza Associates has approximately 3,700 employees of whom approximately 1,100 are covered by collective bargaining agreements. THCR management believes that its relationships with its employees are satisfactory. Certain of Plaza Associates' employees must be licensed under the Casino Control Act. See "--Gaming and Other Laws and Regulations--New Jersey Gaming Regulations-- Qualification of Employees." Plaza Funding has no employees.

  In April 1993, the National Labor Relations Board (the "NLRB") found that Plaza Associates had violated the National Labor Relations Act (the "NLRA") in the context of a union organizing campaign by table game dealers of Plaza Associates in association with the Sports Arena and Casino Employees Union Local 137, a/w Laborers' International Union of North America, AFL-CIO ("Local 137"). In connection with such finding, Plaza Associates was ordered to refrain from interfering with, restraining or coercing employees in the exercise of the rights guaranteed them by Section 7 of the NLRA, to notify its employees of such rights and to hold an election by secret ballot among its employees regarding whether they desire to be represented for collective bargaining by Local 137. The election was held on May 20 and 21, 1994 and the vote, which has been certified by the NLRB, was in favor of management and against representation by Local 137.

INDIANA RIVERBOAT

  The Indiana Riverboat is expected to feature an approximately 280-foot luxury yacht containing approximately 37,000 square feet of gaming space with 1,500 slot machines, 73 table games and capacity for approximately 2,450 passengers and 300 employees. The site adjacent to the Indiana Riverboat is anticipated to include surface parking for approximately 3,000 automobiles and certain other infrastructure improvements. The cost to THCR for the development of the Indiana Riverboat, which includes the land, the vessel, gaming equipment, a pavilion for staging and ticketing and restaurant facilities, berthing and support facilities and parking facilities, is expected to be approximately $84 million through the planned opening in the second quarter of 1996. THCR initially anticipated spending $59 million prior to the commencement of the Indiana Riverboat's operations for the vessel, gaming equipment and initial berthing and support facilities, and also anticipated spending an additional $27 million in the second phase to be completed by mid-1997, which would feature a pavilion for staging and ticketing and restaurant facilities, berthing and support facilities and expanded parking. To facilitate the Indiana Riverboat's operations from the opening day and to avoid disruptive construction at the site for an additional year, THCR determined to accelerate the second phase of the project, now expected to cost $25 million, and complete both phases prior to commencing operations. In addition to the approximately $84 million to be spent through the planned opening, THCR has further committed in the licensure process to construct a hotel facility and other amenities (at an approximate cost of $48 million) and to fund approximately $21 million of infrastructure improvements and other municipal uses.

  Buffington Harbor is approximately 25 miles from downtown Chicago. In addition, the cities of Indianapolis, Fort Wayne, Toledo and Grand Rapids are each within a 175-mile radius of Buffington Harbor. THCR believes the Indiana Riverboat will benefit from (i) its location and size, (ii) its strategy of developing, together with Barden, an array of entertainment, retail and restaurant attractions, and coordinated cruise schedules and (iii) the widespread recognition of the "Trump" name and what THCR management believes to be its reputation for quality. Gaming facilities in Illinois are limited at present to 1,200 gaming positions under current regulations in Illinois, which THCR management believes puts Illinois properties at a competitive disadvantage to larger facilities such as the Indiana Riverboat. THCR expects to draw on these competitive advantages and to capitalize on its experience in gaming activities in Atlantic City in order to create an outstanding gaming and entertainment experience.

  THCR expects to focus its marketing efforts for the Indiana Riverboat on the middle market, which makes up the majority of the gaming population in the 200-mile radius of Buffington Harbor, encompassing portions of the states of Indiana, Illinois, Michigan, Ohio and Wisconsin (the "Great Lakes Market"). The middle market constitutes a broad segment of casino patrons who come to a casino for exciting recreation and entertainment and who typically wager less, on an individual basis, than high-end patrons. Through the use of the "Trump" name and systematic marketing programs, THCR will seek to attract drive-in customers to the facility. Casinos currently operating in the Great Lakes Market have generally been very successful, achieving operating results exceeding those of most new jurisdictional markets in terms of win per unit. THCR believes that these operating results indicate that the Great Lakes Market should be capable of absorbing significant capacity expansion in the future.

  Under current gaming laws in Indiana, all games typically available in Atlantic City casinos will be permitted on the Indiana Riverboat. The riverboat casinos in Indiana will be permitted to stay open 24 hours per day, 365 days per year and to extend credit and accept credit charge cards, with no loss or wagering limits. Subject to certain exceptions, a federal law passed in 1951, commonly known as the Johnson Act prohibits gaming vessels from cruising within federal maritime jurisdiction and prohibits gaming on such vessels. The Johnson Act contains an exception to certain, but not all, of such prohibitions if a state adopts a law that permits gaming vessels to engage in gaming outside federal maritime jurisdiction. The Indiana General Assembly has taken certain actions with respect to gaming on vessels and the Indiana Gaming Commission (the "IGC") has determined that Indiana law now allows gaming on vessels which are docked under certain conditions even if cruising would result in a violation of federal law. Notwithstanding the IGC's determination, there can be no assurance that commencement of gaming operations by Trump Indiana when the riverboat is cruising would not be challenged as a violation of the Johnson Act or when the riverboat is docked would not be challenged as a violation of Indiana law or federal law. See "-- Gaming and Other Laws and Regulations--Indiana Gaming Regulations-- Excursions."

  THCR believes that competition in the gaming industry, particularly the riverboat and dockside gaming industry, is based on the quality and location of gaming facilities, the effectiveness of marketing efforts, and customer service and satisfaction. Although management of THCR believes that the location of the Indiana Riverboat will allow THCR to effectively compete with other casinos in the geographic area surrounding its casino, THCR expects competition in the casino gaming industry to be intense as more casinos are opened and new entrants into the gaming industry become operational.

  Barden and Trump Indiana are the holders of the certificates of suitability in Buffington Harbor. Pursuant to the BHR Agreement, BHR will own, develop and operate all common land-based and waterside operations in support of Trump Indiana's and Barden's separate riverboat casinos at Buffington Harbor. Trump Indiana and Barden will each be equally responsible for the development and the operating expenses of BHR. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

  On June 30, 1995, Trump Indiana acquired, pursuant to the Agreement of Sale with Lehigh Portland Cement Company ("Lehigh"), dated May 10, 1995 (the "Site Sale Agreement"), approximately 88 acres of land at Buffington Harbor for $13.5 million (the "Site Purchase Price"). Pursuant to the Harbor Lease Agreement between Lehigh and BHR, Lehigh granted Trump Indiana and Barden a ten year lease for the initial use of the harbor and certain of Lehigh's property adjacent to the Buffington Harbor site for the docking of the Indiana Riverboat vessel and the Barden vessel. No lease payments will be made to Lehigh during the first 30 months of the lease. In the event that the use of this property continues beyond the initial 30-month period, Lehigh will be entitled to receive a license fee in an amount equal to $125,000 per month for each month either Trump Indiana or Barden uses Lehigh's property during the remaining term of the lease.

  In 1994, the City of Gary (the "City") commenced a legal proceeding in Lake County Superior Court of Indiana captioned City Of Gary v. Lehigh Portland Cement Company, et al., in which the City sought to exercise its eminent domain power to acquire certain of Lehigh's property, including the Buffington Harbor site, for the purpose of using the land as a gaming venture. On May 12, 1995, the court ruled in favor of the City. Consummation of the condemnation process is subject to additional conditions. However, on May 27, 1995, THCR entered into a Memorandum of Understanding (the "MOU") with the City pursuant to which the City agreed to take all necessary steps to dismiss the condemnation suit following the closing of the Site Sale Agreement. This proceeding was dismissed with prejudice in July 1995. THCR and Trump Indiana further agreed, among other things, to (i) pay to the City $205,000 as reimbursement for certain costs and expenses incurred by the City, and pay certain additional costs and expenses to be incurred by the City in connection with the dismissal of its condemnation suit; (ii) use best efforts to negotiate and complete by June 20, 1995 a long-term ground lease pursuant to which the City would lease the Buffington Harbor Site to Trump Indiana for a period of 99 years with rent at $1.00 per year (the "Buffington Harbor Lease"); (iii) transfer title to the Buffington Harbor Site to the City in consideration of $1.00 upon closing the Site Sale Agreement, provided the Buffington Harbor Lease is then effective; (iv) use best efforts to negotiate and complete by July 25, 1995, a development agreement with the City in order to confirm Trump Indiana's undertakings to the City pursuant to its certificate of suitability; and (v) commence construction at the Buffington Harbor site by the later of June 30, 1995 or such date on which all permits and approvals necessary for the development and operation of the Buffington Harbor site have been obtained, and use best efforts to commence gaming operations within ninety (90) days of commencement of construction. On September 29, 1995, Trump Indiana, Barden and the City entered into an agreement modifying the MOU (the "Amended MOU"). The Amended MOU permits Trump Indiana and Barden to retain ownership of the 88-acre parcel at Buffington Harbor to be utilized for their riverboat operations for a payment of $5 million each. To date, THCR and Trump Indiana have complied with the terms of the Amended MOU.

  As contemplated in the Amended MOU and required by the certificate of suitability, Trump Indiana and Barden are negotiating a "Joint Development Agreement" with the City, which will serve to memorialize the respective commitments made by Trump Indiana and Barden to the City during the licensing process. The Joint Development Agreement will replace the Amended MOU and is generally expected to include the principal terms of the Amended MOU, subject to certain updated provisions. Trump Indiana's certificate of suitability indicates as a condition to the issuance of a riverboat owner's license that, among other things, Trump Indiana enter into a Joint Development Agreement with the City. In addition, Trump Indiana anticipates that the final Joint Development Agreement will include provisions regarding the "Trump Foundation," a private foundation established by Trump Indiana for charitable purposes primarily within the City and Lake County, Indiana. Trump Indiana and the City are discussing various methods by which Trump Indiana will make charitable contributions to fund the Trump Foundation. These methods may include one or more cash payments, the issuance of shares or options to acquire shares of common stock and/or a percentage participation in some measure of net income after payment of Trump Indiana's operating expenses, less allowances for capital expenditures and other reserves. While the form and amount of funding for the Trump Foundation have not yet been determined and may require IGC approval, THCR does not believe that such funding will be material to its or THCR Holding's financial condition or results of operations.

  On December 9, 1994, the IGC issued to Trump Indiana a certificate of suitability for a riverboat owner's license for a riverboat to be docked in Buffington Harbor, Indiana. The certificate of suitability constitutes approval of the application of Trump Indiana for a riverboat owner's license. In January 1996, the IGC extended Trump Indiana's certificate of suitability until June 28, 1996. Pursuant to the terms of the certificate of suitability, during such period, Trump Indiana must comply with certain statutory and other requirements imposed by the IGC. In addition, as a condition to the certificate of suitability, Trump Indiana has committed to invest $153 million in the Indiana Riverboat and certain related projects and certain economic development projects and to pay to the City a 1% of gross gaming revenue fee, intended to be used by the City for security and public safety purposes, and an additional fee ranging from (i) 2% to 4% of the gross gaming revenue depending on the amount of gross gaming revenues generated or (ii) 2% to 18% of net income before taxes depending on the amount of Trump Indiana's net income before taxes, whichever is greater.

  Failure to comply with the foregoing conditions or other conditions contained in the certificate of suitability and/or failure to commence riverboat excursions by such time as required by the IGC could result in the revocation of the certificate of suitability or the denial of a riverboat owner's license. There can be no assurance that THCR and/or Trump Indiana will be able to comply with the terms of the certificate of suitability, that it will be further extended if operations do not commence by June 28, 1996 or that a riverboat owner's license will ultimately be granted. The riverboat owner's license will only be issued upon satisfaction of the conditions of the certificate of suitability and the requirements of the gaming laws, which include, among other things, the completion of the Indiana Riverboat, acquisition of necessary permits or approvals from federal, state and local authorities, readiness to commence operations and the execution of a Joint Development Agreement with the City. See "--Gaming and Other Laws and Regulations--Indiana Gaming Regulations--Interim Compliance Requirements." If granted, such license would be for an initial term of five years and renewable annually thereafter. THCR anticipates that its riverboat owner's license (which would supersede the certificate of suitability) would impose substantially similar conditions on the operations of the Indiana Riverboat, although no assurances may be made. With respect to certain land-based facilities, THCR would also be dependent on the ability of Barden to obtain the requisite licenses and fund its portion of joint construction costs.

  Commencing in early 1994, Trump Indiana (which was then wholly owned by Trump), through its Indiana counsel, had discussions with eight Indiana residents regarding the potential purchase by such residents of non-voting stock of Trump Indiana, representing a total of 7.5% of the equity in Trump Indiana. The purchase price of the stock was to have been paid with a promissory note secured by the stock purchased, although the purchase price and other material terms of the proposed purchase were never agreed upon. Such discussions did not result in an agreement for or the purchase of any stock by the residents. It was subsequently determined to include Trump Indiana as a wholly owned subsidiary of THCR Holdings in connection with the June 1995 Offerings. The residents have since asserted a right to purchase stock in Trump Indiana. Trump Indiana and THCR do not agree that these individuals have any rights with respect to the stock of Trump Indiana or otherwise, and have so advised the residents. Discussions are ongoing with respect to the resolution of this matter.

  Trump Indiana has entered into a Sales and Construction Agreement with Atlantic Marine, Inc. ("AMI") for the purchase and construction of the Indiana Riverboat vessel (the "Construction Agreement") for $24 million (the "Vessel Contract Price"). Pursuant to the Construction Agreement, to date Trump Indiana has paid $15.6 million ($9.8 million provided by the vessel financing) of the Vessel Contract Price to AMI. The vessel will remain the property of AMI until the Vessel Contract Price is paid in full. All risk of damage to or destruction of the vessel and all liability to or for labor employed during its construction will be the responsibility of AMI. Pursuant to the Construction Agreement, AMI will not be responsible for (i) any negligent construction or defects in the vessel after nine months from the date of acceptance of the vessel by Trump Indiana upon completion of the construction or (ii) any incidental or consequential damages.

  Development of the Indiana Riverboat project will require THCR to (a) acquire rights to traverse, use and/or improve certain parcels of property owned by third parties, in order to gain direct, construction and emergency access to the property, and (b) acquire access to water, sewer, gas, electric and other necessary utility services which presently cannot provide service to the site and which may require extension of existing utility service facilities across existing rights of way and other property owned by third parties. There can be no assurance that THCR will obtain the rights, utility services, licenses, permits and approvals necessary to undertake or complete its development plans, or that such rights, utility services, licenses, permits and approvals will be obtained within the anticipated time frame. Before the Indiana Riverboat becomes operational, additional definitive agreements must be negotiated and executed, gaming facilities must be constructed and a number of further conditions must be satisfied (including the licensing of THCR, Barden and their respective employees and the receipt of all requisite permits). There can be no assurance that the Indiana Riverboat will become operational. See "--Competition," and "--Gaming and Other Laws and Regulations--Indiana Gaming Regulations."

  THCR believes that competition in the gaming industry, particularly the riverboat and dockside gaming industry, is based on the quality and location of gaming facilities, the effectiveness of marketing efforts, and customer service and satisfaction. Although management of THCR believes that the location of the Indiana Riverboat will allow THCR to compete effectively with other casinos in the geographic area surrounding its casino, THCR expects competition in the casino gaming industry to be intense as more casinos are opened and new entrants into the gaming industry become operational. See "-- Competition."

  THCR has no operating history in Indiana and is unable to predict seasonality with respect to the Indiana Riverboat.

TRADEMARK/LICENSING

  Subject to certain restrictions, THCR has the exclusive right (except with respect to the Taj Mahal (during the period prior to the consummation of the Merger Transaction) and Trump's Castle Casino Resort ("Trump's Castle") to use the "Trump" name and likeness in connection with gaming and related activities pursuant to a trademark license agreement between Trump and THCR (the "License Agreement"). Pursuant to the License Agreement, Trump granted to THCR the world-wide right and license to use the names "Trump," "Donald Trump" and "Donald J. Trump" (including variations thereon, the "Trump Names") and related intellectual property rights (collectively, the "Marks") in connection with casino and gaming activities and related services and products. The license is exclusive, subject to existing licenses of the Marks to the Taj Mahal (prior to the Merger Transaction) and Trump's Castle. The License Agreement does not restrict or restrain Trump from the right to use or further license the Trump Names in connection with services and products other than casino services and products.

  The license is for a term of the later of: (i) June 2015; (ii) such time as Trump and his affiliates no longer hold a 15% or greater voting interest in THCR; or (iii) such time as Trump ceases to be employed or retained pursuant to an employment, management, consulting or similar services agreement with THCR. Upon expiration of the term of the license, Trump will grant THCR a non-exclusive license for a reasonable period of transition on terms to be mutually agreed upon between Trump and THCR. Trump's obligations under the License Agreement are secured by a security agreement, pursuant to which Trump granted THCR a first priority security interest in the Marks for use in connection with casino services, as well as related hotel, bar and restaurant services.

THE 1992 PLAZA RESTRUCTURING

  In 1991, Trump Plaza experienced liquidity problems. THCR management believes that those liquidity problems were attributable, in part, to an overall deterioration in the Atlantic City gaming market, as indicated by reduced rates of casino revenue growth for the industry for the two prior years, aggravated by an economic recession in the Northeast. In addition, increased casino gaming capacity in Atlantic City, due in part to the opening of the Taj Mahal in April 1990, may also have contributed to Trump Plaza's liquidity problems.

  In order to alleviate its liquidity problem, pursuant to the 1992 Plaza Restructuring, Plaza Associates and Plaza Funding restructured their indebtedness through a prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code.

  The purpose of the 1992 Plaza Restructuring was to improve the amortization schedule and extend the maturity of Plaza Associates' indebtedness by (i) eliminating the sinking fund requirement on Plaza Funding's 12 7/8% Mortgage Bonds, due 1998 (the "Original Plaza Bonds"), (ii) extending the maturity of such indebtedness from 1998 to 2002, (iii) lowering the interest rate from 12 7/8% per annum to 12% per annum, (iv) reducing the aggregate principal amount of the indebtedness under the Original Plaza Bonds and certain other indebtedness from $250 million to $225 million and (v) eliminating certain other indebtedness by reconstituting such debt in part as new bonds (the "Successor Plaza Bonds") and in part as Stock Units (as defined). The 1992 Plaza Restructuring was necessitated by the inability to either generate cash flow or obtain additional financing sufficient to make the scheduled sinking fund payment on the Original Plaza Bonds. In connection with the 1992 Plaza Restructuring, each holder of $1,000 principal amount of Original Plaza Bonds and such other indebtedness received (i) $900 principal amount of Successor Plaza Bonds, (ii) 12 Stock Units, each representing one share of Common Stock and one share of Preferred Stock of Plaza Funding (the "Stock Units") and
(iii) cash payments of approximately $58.65, reflecting accrued interest.

  On May 29, 1992, Plaza Funding, which theretofore had no interest in Plaza Associates, received a 50% beneficial interest in TP/GP, Inc. ("Trump Plaza GP"), and Plaza Funding and Trump Plaza GP were admitted as partners of Plaza Associates. Plaza Funding also issued approximately three million Stock Units to holders of the Original Plaza Bonds and certain other indebtedness. Pursuant to the terms of the Plaza Associates partnership agreement, Plaza Funding was issued a preferred partnership interest, which provided Plaza Funding with partnership distributions designed to pay dividends on, and the redemption price of, the Stock Units. Trump Plaza GP became the managing general partner of Plaza Associates, and, through its Board of Directors, managed the affairs of Plaza Associates. Trump Plaza GP was subsequently merged with and into Plaza Funding, which became the managing general partner of Plaza Associates.

  The Successor Plaza Bonds and the Stock Units were redeemed in 1993 out of the proceeds of a refinancing designed to enhance Trump Plaza's liquidity and to position the Trump Plaza for a subsequent deleveraging transaction. The 1993 refinancing included (i) the sale by Plaza Funding of $330 million in aggregate principal amount of Plaza Notes and (ii) the sale by Trump AC of $60 million aggregate principal amount of 12 1/2% Pay-In-Kind Notes due 2003 (the "PIK Notes") and warrants to acquire an aggregate of $12 million in principal amount of additional PIK Notes (the "PIK Note Warrants"). Upon consummation of the refinancing, Plaza Funding held a 1% equity interest in Plaza Associates and Plaza Holding held a 99% equity interest. In connection with the initial public offering (the "June 1995 Stock Offering") of 10 million shares of THCR Common Stock, THCR Holdings repurchased and redeemed the PIK Notes and the PIK Note Warrants. In addition, in connection with the June 1995 Stock Offering and the offering by THCR Holdings and its wholly owned finance subsidiary, Trump Hotels & Casino Resorts Funding, Inc., a Delaware corporation ("THCR Funding") of $155 million Senior Secured Notes due 2005 (the "Senior Notes") (the "June 1995 Note Offering" and, together with the June 1995 Stock Offering, the "June 1995 Offerings"), Trump transferred, pursuant to the 1995 Contribution Agreement (as defined), to THCR Holdings his ownership interests in Plaza

Funding and Trump AC. Upon the consummation of the June 1995 Offerings, THCR Holdings indirectly wholly owned Plaza Associates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources--General."

CERTAIN INDEBTEDNESS OF THCR

  Senior Notes. THCR Holdings and THCR Funding (the "THCR Obligors") are the issuers of $155 million aggregate principal amount of Senior Notes. The Senior Notes are the joint and several obligations of the THCR Obligors. Interest on the Senior Notes is payable semiannually in arrears. In connection with the Merger Transaction, the THCR Obligors will solicit from the holders of the Senior Notes the waiver of, and consent to modify, certain provisions of the indenture pursuant to which the Senior Notes were issued (the "Senior Note Indenture").

  The Senior Notes mature on June 15, 2005. The Senior Notes are not redeemable prior to June 15, 2000, except pursuant to a Required Regulatory Redemption (as defined in the Senior Note Indenture). Thereafter, the Senior Notes may be redeemed at the option of the THCR Obligors, in whole or in part, at any time on or after June 15, 2000 at the redemption prices set forth in the Senior Note Indenture, together with accrued and unpaid interest to the date of redemption.

  The obligations of the THCR Obligors under the Senior Note Indenture are secured by (1) an assignment and pledge to the Trustee under the Senior Note Indenture (the "Senior Note Trustee") of (a) 99% of the general partnership interests in Plaza Associates, (b) 100% of the capital stock of Plaza Funding (the holder of the remaining 1% general partnership interest in Plaza Associates, which 1% is pledged exclusively for the benefit of the holders of the Plaza Notes until the Plaza Note Purchase, at which time such interest will be pledged for the exclusive benefit of the holders of the Senior Notes),
(c) 100% of the general partnership interests in Trump AC, (d) 100% of the capital stock of Trump Plaza Holding, Inc. ("Plaza Holding Inc."), a direct wholly owned subsidiary of THCR Holdings which owns a 1% general partnership interest in Trump AC, (e) 100% of the capital stock of Trump Indiana, (f) 100% of the capital stock of THCR Funding, (g) other equity interests issued from time to time by THCR Holdings or any of its Subsidiaries (as defined in the Senior Note Indenture), and (h) promissory notes issued by THCR Holdings or any of its subsidiaries, excluding Unrestricted Subsidiaries (as defined in the Senior Note Indenture), from time to time directly owned or acquired by THCR Holdings; (2) certain remaining net proceeds from the June 1995 Offerings; and (3) certain proceeds from time to time received, receivable or otherwise distributed in respect of the assets described in clauses (1) and
(2) above (collectively, the "Senior Note Collateral"). The security interests in the Senior Note Collateral are first priority security interests and are exclusive except to the extent required by the Plaza Note Indenture to equally and ratably secure the Plaza Notes (prior to the Plaza Note Purchase) with respect to any of the direct or indirect equity interests in Plaza Associates, Plaza Funding, Trump AC and Plaza Holding Inc. (as described below). Any equity interests in Subsidiaries of THCR Holdings, which are acquired by THCR Holdings will be assigned and pledged to the Senior Note Trustee and the security interests granted in such equity interests will be exclusive, first priority security interests.

  The Mortgage Notes. As a part of the Merger Transaction, Trump AC intends to issue in an underwritten offering approximately $1,100,000,000 aggregate principal amount of Mortgage Notes with an expected maturity of ten years. The actual amounts raised will depend upon a number of factors, including market conditions, and other factors beyond the control of THCR's and Trump AC's management. The Mortgage Notes are likely to include restrictive covenants prohibiting or limiting, among other things, the sale of assets, the making of acquisitions and other investments, capital expenditures, the incurrence of additional debt and liens and the payment of dividends and distributions. Non-compliance could result in the acceleration of such indebtedness.

  Plaza Notes. In addition to the Senior Notes, $330 million of the Plaza Notes currently remain outstanding, which notes will be retired as a part of the Plaza Note Purchase in connection with the Merger Transaction. The Plaza Notes were issued by Plaza Funding, with Plaza Associates providing a full and unconditional guaranty thereof. The Plaza Notes mature in 2001 and bear interest semiannually in arrears. The

Plaza Notes are subject to redemption at any time on or after June 15, 1998, at the option of Plaza Funding or Plaza Associates, in whole or in part, at the redemption prices set forth in the Plaza Note Indenture. In addition, upon the occurrence of a Plaza Note Change of Control (as defined in the Plaza Note Indenture), each holder of Plaza Notes may require Plaza Funding or Plaza Associates to repurchase such holder's Plaza Notes at 101% of the principal amount thereof, together with accrued and unpaid interest to the date of repurchase.

  Pursuant to the Plaza Note Purchase and as a part of the Merger Transaction, the Plaza Notes will be retired, through repurchase and, if necessary, defeasance. To the extent that Plaza Notes are defeased, Plaza Funding and Plaza Associates will be released from their obligations under all financial and negative covenants and certain other provisions contained in the Plaza
Note Indenture, and the Plaza Note Security (as defined) will be released against the deposit of cash or U.S. government obligations in an amount sufficient to effect the redemption, on June 15, 1998, of all of the Plaza Notes so defeased, at a redemption price of 105% of the principal amount thereof, together with accrued and unpaid interest to such date. Additionally, in the event of such a defeasance, Plaza Funding will, concurrently therewith, irrevocably instruct the Plaza Note Trustee (as defined) to provide notice of such redemption not less than 30 nor more than 60 days prior to June 15, 1998.

  Until the Plaza Note Purchase, Plaza Funding's and Plaza Associates' obligations under the Plaza Note Indenture are secured principally by (i) the mortgage encumbering substantially all of Plaza Associates' assets (the "Plaza Note Mortgage") (see "Properties") and (ii) the pledge by Plaza Funding of its 1% general partnership interest in Plaza Associates and, equally and ratably with the Senior Notes to the extent required by the Plaza Note Indenture, by a pledge of (x) 100% of the general partnership interests in Trump AC, (y) Trump AC's 99% general partnership interest in Plaza Associates and (z) 100% of the capital stock of Plaza Funding and Plaza Holding Inc. (the "Plaza Note Security"). Following the Plaza Note Purchase in connection with the Merger Transaction, the Plaza Note Security will be released and (i) subject to clause (ii), Plaza Associates' assets, together with other assets, will secure the Mortgage Notes and (ii) the Senior Notes will have an exclusive security interest in 100% of the equity of all of THCR Holdings' direct or indirect Subsidiaries (as defined in the Senior Note Indenture).

  Other Indebtedness. In addition to the foregoing, THCR's consolidated long-term indebtedness includes approximately $15.7 million of indebtedness, including, as of December 31, 1995, approximately $3.0 million due under outstanding mortgage notes described under "Properties." Approximately $2.9 million of such indebtedness will mature through December 31, 1996.

ATLANTIC CITY MARKET

  The Atlantic City gaming market has demonstrated continued growth despite the recent proliferation of new gaming venues across the country. The 12 casino hotels in Atlantic City generated approximately $3.75 billion in gaming revenues in 1995, an approximately 9.5% increase over 1994 gaming revenues of approximately $3.42 billion. From 1990 to 1995, total gaming revenues in Atlantic City have increased approximately 27%, while hotel rooms increased only slightly during that period. Although total visitor volume to Atlantic City remained relatively constant in 1995, the volume of bus customers dropped to 9.6 million in 1995, continuing a decline from 11.7 million in 1990. The volume of customers traveling by other means to Atlantic City has grown from
20.1 million in 1990 to 23.7 million in 1995.

  Total Atlantic City slot revenues increased 12.2% in 1995, continuing a solid trend of increases over the past five years. From 1990 through 1995, slot revenue growth in Atlantic City has averaged 8.3% per year. Total table revenue increased 4.4% in 1995, while table game revenue from 1990 to 1995 has decreased on average 0.7% per year. THCR management believes the slow growth in table revenue is primarily attributable to two factors. First, the slot product has been significantly improved over the last five years. Dollar bill acceptors, new slot machines, video poker and blackjack and other improvements have increased the popularity of slot play among a wider universe of casino patrons. Casino operators in Atlantic City have added slot machines in favor of table games due to increased public acceptance of slot play and due to slot machines' comparatively higher profitability as a result of lower labor and support costs. Since 1990, the number of slot machines in Atlantic City has increased 37.2%, while the number of table games has decreased by 4.0%. Slot revenues increased from 58% of total casino revenues in 1990 to 69% in 1995. The second reason for historic slow growth in table revenue is that table game players are typically higher end players and are more likely to be interested in overnight stays and other amenities. During peak season and weekends, room availability in Atlantic City is currently inadequate to meet demand, making it difficult for casino operators to aggressively promote table play.

  Casino revenue growth in Atlantic City has lagged behind that of other traditional gaming markets, principally Las Vegas, for the last five years. THCR management believes that this relatively slower growth is primarily attributable to two key factors. First, the regulatory environment and infrastructure problems in Atlantic City have made it more difficult and costly to operate. Total regulatory costs and tax levies in New Jersey have exceeded those in Nevada since inception, and there is generally a higher level of regulatory oversight in New Jersey than in Nevada. The infrastructure problems, manifested by impaired accessibility of the casinos, downtown Atlantic City congestion and the condition of the areas surrounding the casinos, have made Atlantic City less attractive to the gaming customer. Secondly, there have been no significant additions to hotel capacity in Atlantic City since 1990. Las Vegas visitor volumes have increased, in part, due to the continued addition of new hotel capacity. Both markets have exhibited a strong correlation between hotel room inventory and total casino revenues.

  Despite lower overall growth rates than the Las Vegas market, THCR management believes that Atlantic City possesses similar revenue and cash flow generation capabilities. The approximately $3.75 billion of gaming revenue produced by the 12 casino hotels in Atlantic City in 1995 exceeded the approximately $3.12 billion of gaming revenues produced by the 18 largest casino hotels on the Las Vegas Strip (based on net revenues in excess of $77 million), even though the Atlantic City casino hotels have less than one-quarter the number of hotel rooms of the Las Vegas Strip casino hotels. Win per unit figures in Atlantic City are at a significant premium to Las Vegas win-per-unit performance, primarily due to the constrained supply of gaming positions in Atlantic City compared to Las Vegas.

  The regulatory environment in Atlantic City has improved recently. Most significantly, 24-hour gaming has been approved, poker and keno have been added and regulatory burdens have been reduced. In particular, Bill A61 was passed in January of 1995, which has eliminated duplicative regulatory oversight and channeled operator's funds from regulatory support into CRDA uses. Administrative costs of regulation will be reduced while increasing funds available for new development.

  In addition to the planned casino expansions, major infrastructure improvements have begun. The CRDA is currently overseeing the development of the "tourist corridor" that will link the new convention center with The Boardwalk and will, when completed, feature an entertainment and retail complex. The tourist corridor is scheduled to be completed in conjunction with the completion of the new convention center.

  Trump Plaza is adjacent to the existing Atlantic City Convention Center and will also be one of the closest casino hotels to the new convention center, which, as currently planned, would hold approximately 500,000 square feet of exhibit and pre-function space, 45 meeting rooms, food-service facilities and a 1,600-car underground parking garage. When completed, the new approximately $250 million convention center would be the largest exhibition space between New York City and Washington, D.C. It will be located at the base of the Atlantic City Expressway and is currently planned to open in January 1997. The State of New Jersey is also implementing an approximately $125 million capital plan to upgrade and expand the Atlantic City International Airport.

  THCR management believes that recent gaming regulatory reforms will serve to permit future reductions in operating expenses of casinos in Atlantic City and to increase the funds available for additional infrastructure development through the CRDA. Due principally to an improved regulatory environment, general improvement of economic conditions in 1993 and 1994 and high occupancy rates, significant investment in the Atlantic City market has been initiated and/or announced. Bally recently bought a Boardwalk lot for $7.5 million, the Sands just completed a major renovation, and in December of 1994, approval by the CRDA was given to TropWorld to add 626 hotel rooms, the Grand to add 295 rooms (both of which are under construction) and the Taj Mahal to add approximately 800 rooms and a 1,500 space parking garage (with an application pending to increase the size to 2,000 spaces). Overall, various casinos in the market have applied to the CRDA for funding to construct 3,400 new hotel rooms. THCR management believes that these increases in hotel capacity, together with infrastructure improvements, will be instrumental in stimulating future revenue growth in the Atlantic City market. See "--Competition."

COMPETITION

  Competition in the Atlantic City casino hotel market is intense. Trump Plaza competes with the other casino hotels located in Atlantic City, including the other casino hotels owned by Trump, Trump's Castle and, prior to the Merger Transaction, the Taj Mahal. See "--Conflicts of Interest." At present, there are 12 casino hotels located in Atlantic City, including Trump Plaza, all of which compete for patrons. Trump Plaza primarily competes with other Atlantic City casinos by, among other things, providing superior products and facilities, premier locations, name recognition and targeted marketing strategies. See "--Atlantic City Marketing Strategy," "--Trump Plaza Business Strategy," "--Facilities and Amenities." In addition, there are several sites on The Boardwalk and in the Atlantic City Marina area on which casino hotels could be built in the future and various applications for casino licenses have been filed and announcements with respect thereto made from time to time (including a proposal by Mirage Resorts, Inc.), although THCR is not aware of any current construction on such sites by third parties. No new casino hotels have commenced operations in Atlantic City since 1990, although several existing casino hotels have recently expanded or are in the process of expanding their operations. While management of THCR believes that the addition of hotel capacity would be beneficial to the Atlantic City market generally, there can be no assurance that such expansion would not be materially disadvantageous to Trump Plaza. There also can be no assurance that the Atlantic City development projects which are planned or underway will be completed.

  Trump Plaza also competes, or will compete, with facilities in the northeastern and mid-Atlantic regions of the United States at which casino gaming or other forms of wagering are currently, or in the future may be, authorized. To a lesser extent, Trump Plaza faces competition from gaming facilities nationwide, including land-based, cruise line, riverboat and dockside casinos located in Colorado, Illinois, Indiana, Iowa, Louisiana, Mississippi, Missouri, Nevada, South Dakota, Ontario (Windsor), the Bahamas, Puerto Rico and other locations inside and outside the United States, and from other forms of legalized gaming in New Jersey and in its surrounding states such as lotteries, horse racing (including off-track betting), jai alai, bingo and dog racing, and from illegal wagering of various types. New or expanded operations by other persons can be expected to increase competition and could result in the saturation of certain gaming markets. In September 1995, New York introduced a keno lottery game, which is played on video terminals that have been set up in approximately 1,800 bars, restaurants and bowling alleys across the state. In addition to competing with other casino hotels in Atlantic City and elsewhere, by virtue of their proximity to each other and the common aspects of certain of their respective marketing efforts, including the common use of the "Trump" name, Trump Plaza competes directly with the Taj Mahal and Trump's Castle for gaming patrons. See "--Conflicts of Interest."

  THCR anticipates that the Indiana Riverboat will compete primarily with riverboats and other casinos in the northern Indiana suburban and Chicago metropolitan area and throughout the Great Lakes Market. Although northern Indiana is part of the greater Chicago metropolitan market, which is one of the most successful new gaming markets in the United States, the Indiana Riverboat may be more dependent on patrons from northern Indiana than its Illinois competitors, and the propensity of these patrons to wager cannot be predicted with any degree of certainty. In addition to competing with Barden's riverboat at the Buffington Harbor site, the Indiana Riverboat will compete with a riverboat in Hammond, Indiana, which is being developed by the owner and operator of the Empress Riverboat Casino in Joliet, Illinois, a riverboat in East Chicago, Indiana, which is being developed by Showboat, Inc. and with the riverboat expected to be licensed in the nearby community of Michigan City, Indiana. To a lesser degree, the Indiana Riverboat will compete with the six additional riverboats expected to be licensed in the rest of Indiana. At present there are four other riverboat casino operations in the Chicago area (three of which operate two riverboats each, with each operator limited to 1,200 gaming positions in the aggregate).

  THCR believes that competition in the gaming industry, particularly the riverboat and dockside gaming industry, is based principally on the quality and location of gaming facilities, the effectiveness of marketing efforts, and customer service and satisfaction. Although management of THCR believes that the location of the Indiana Riverboat will allow THCR to compete effectively with other casinos in the geographic area surrounding its casino, THCR expects competition in the casino gaming industry to be intense as more casinos are opened and new entrants into the gaming industry become operational. Furthermore, new or expanded operations by other persons can be expected to increase competition for existing and future operations and could result in a saturation of the Great Lakes Market.

  The Indiana Riverboat will seek a competitive advantage primarily based upon its superior location, including its proximity to and direct access from Chicago, extensive parking facilities, name recognition, a superior gaming vessel and gaming experience, and targeted marketing strategies. See "-- Indiana Riverboat." In addition, a casino opened during 1994 in Windsor, Ontario, across the river from Detroit, and Detroit is considering several proposals for casinos in its downtown area. Although THCR believes that there is sufficient demand in the market to sustain the Indiana Riverboat, there can be no assurance to that effect. Legislation has also been introduced on numerous occasions in recent years to expand riverboat gaming in Illinois, including by authorizing new sites in the Chicago area with which the Indiana Riverboat would compete. THCR understands that there have been recent discussions in Illinois regarding possible legislation to permit dockside gaming and/or increase the gaming position limitations. There can be no assurance that either Indiana or Illinois, or both, will not authorize additional gaming licenses, including for the Chicago metropolitan area.

  In addition, Trump Plaza faces, and the Indiana Riverboat will face, competition from casino facilities in a number of states operated by federally recognized Native American tribes. Pursuant to the Indian Gaming Regulatory Act ("IGRA"), which was passed by Congress in 1988, any state which permits casino-style gaming (even if only for limited charity purposes) is required to negotiate gaming contracts with federally recognized Native American tribes. Under IGRA, Native American tribes enjoy comparative freedom from regulation and taxation of gaming operations, which provides them with an advantage over their competitors, including Trump Plaza and the Indiana Riverboat.

  In 1991, the Mashantucket Pequot Nation opened Foxwoods Casino Resort ("Foxwoods"), a casino facility in Ledyard, Connecticut, located in the far eastern portion of such state, an approximately three-hour drive from New York City and an approximately two and one-half hour drive from Boston, which currently offers 24-hour gaming and contains over 3,800 slot machines. The Mashantucket Pequot Nation has announced various expansion plans, including its intention to build another casino in Ledyard together with hotels, restaurants and a theme park. In addition, the Mohegan Nation has commenced construction of a casino resort to be located ten miles from Foxwoods. The Mohegan Nation resort will be built and managed by a joint venture managed by Sun International Hotels Ltd., is scheduled to have 80% of the gaming capacity of Foxwoods and is scheduled to open in October 1996. There can be no assurance that any continued expansion of gaming operations by the Mashantucket Pequot Nation or that any commencement of gaming operations by the Mohegan Nation would not have a materially adverse impact on Trump Plaza's operations.

  A group in New Jersey calling itself the "Ramapough Indians" has applied to the U.S. Department of the Interior to be federally recognized as a Native American tribe, which recognition would permit it to require the State of New Jersey to negotiate a gaming compact under IGRA. In 1993, the Bureau of Indian Affairs denied the Ramapough Indians federal recognition. The Ramapough Indians' appeal of this decision has been denied. Similarly, a group in Cumberland County, New Jersey calling itself the "Nanticoke Lenni Lenape" tribe has filed a notice of intent with the Bureau of Indian Affairs seeking formal federal recognition as a Native American tribe. Also, it has been reported that a Sussex County, New Jersey businessman has offered to donate land he owns there to the Oklahoma-based Lenape/Delaware Indian Nation which originated in New Jersey and already has federal recognition but does not have a reservation in New Jersey. The Lenape/Delaware Indian Nation has signed an agreement with the town of Wildwood, New Jersey to open a casino; however, the plan requires federal and state approval in order to proceed. In July 1993, the Oneida Nation opened a casino featuring 24-hour table gaming and electronic gaming systems, but without slot machines, near Syracuse, New York, and has announced an intention to open expanded gaming facilities. Representatives of the St. Regis Mohawk Nation signed a gaming compact with New York State officials for the opening of a casino, without slot machines, in the northern portion of the state close to the Canadian border. The St. Regis Mohawks have also announced their intent to open a casino at the Monticello Race Track in the Catskill Mountains region of New York; however, any Indian gaming operation in the Catskills is subject to the approval of the Governor of New York. The Narragansett Nation of Rhode Island, which has federal recognition, is negotiating a casino gaming compact with Rhode Island. The Gay Head Wampanoag Tribe is seeking to open a casino in New Bedford, Massachusetts. Other Native American nations are seeking federal recognition, land and negotiation of gaming compacts in New York, Pennsylvania, Connecticut and other states near Atlantic City.

  The Pokagon Band of Potawatomi Indians of southern Michigan and northern Indiana has been federally recognized as an Indian tribe. In September 1995, the Pokagon Band of Potawatomi Indians signed a gaming compact with the governor of Michigan to build a land-based casino in southwestern Michigan and also entered into an agreement with Harrah's Entertainment, Inc. to develop and manage the casino.

  Legislation permitting other forms of casino gaming has been proposed, from time to time, in various states, including those bordering New Jersey. Plans to begin operating slot machines at race tracks in the state of Delaware are underway, including the slot machines currently operating at the Dover Downs and Delaware Park race tracks. Six states have presently legalized riverboat gambling while others are considering its approval, including New York and Pennsylvania, and New York City is considering a plan under which it would be the embarking point for gambling cruises into international waters three miles offshore. Several states are considering or have approved large scale land-based casinos. Additionally, since 1993, the gaming space in Las Vegas has expanded significantly, with additional capacity planned and currently under construction. The operations of Trump Plaza could be adversely affected by such competition, particularly if casino gaming were permitted in jurisdictions near or elsewhere in New Jersey or in other states in the Northeast. In December 1993, the Rhode Island Lottery Commission approved the addition of slot machine games on video terminals at Lincoln Greyhound Park and Newport Jai Alai, where poker and blackjack have been offered for over two years. Currently, casino gaming, other than Native American gaming, is not allowed in other areas of New Jersey or in Connecticut, New York or Pennsylvania. On November 17, 1995, a proposal to allow casino gaming in Bridgeport, Connecticut, was voted down by that state's Senate. A New York State Assembly plan has the potential of legalizing non-Native American gaming in portions of upstate New York. Essential to this plan is a proposed New York State constitutional amendment that would legalize gambling. To amend the New York Constitution, the next elected New York State Legislature must repass a proposal legalizing gaming and a statewide referendum, held no sooner than November 1997, must approve the constitutional amendment. To the extent that legalized gaming becomes more prevalent in New Jersey or other jurisdictions near Atlantic City, competition would intensify. In particular, a proposal has been introduced to legalize gaming in other locations, including Philadelphia, Pennsylvania. In addition, legislation has from time to time been introduced in the New Jersey State Legislature relating to types of statewide legalized gaming, such as video games with small wagers. To date, no such legislation, which may require a state constitutional amendment, has been enacted. THCR is unable to predict whether any such legislation, in New Jersey, Indiana, Illinois or elsewhere, will be enacted or whether, if passed, it would have a material adverse impact on THCR.

CONFLICTS OF INTEREST

  Conflicts Relating to Trump's Ownership of the Taj Mahal. Trump is currently the beneficial owner of 50% of Taj Associates, the partnership which owns and operates the Taj Mahal. The Taj Mahal competes directly with Trump Plaza, and Trump could, under certain circumstances prior to the Merger Transaction, have an incentive to operate the Taj Mahal to the competitive detriment of Trump Plaza. In connection with the Merger Transaction, THCR Holdings, which wholly owns Plaza Associates, will acquire Taj Associates and any potential conflict relating to Trump's ownership of the Taj Mahal will cease to exist.

  Conflicts Relating to Trump's Ownership of Trump's Castle. Trump is currently the beneficial owner of 100% of Trump's Castle, which competes directly with Trump Plaza, and Trump could, under certain circumstances, have an incentive to operate Trump's Castle to the competitive detriment of Trump Plaza.

  Trump and TC/GP, Inc. ("TC/GP"), a corporation beneficially owned by Trump, have entered into a services agreement (the "Trump's Castle Services Agreement") with Trump's Castle Associates ("TCA"), the partnership that owns and operates Trump's Castle, pursuant to which TC/GP has agreed to provide marketing, advertising and promotional and other similar and related services to Trump's Castle. Pursuant to the Trump's Castle Services Agreement, in respect of any matter or matters involving employees, contractors, entertainers, celebrities, vendors, patrons, marketing programs, promotions, special events, or otherwise, Trump will, and will cause his affiliates to the best of his ability and consistent with his fiduciary obligations to TCA, Trump Plaza and the Taj Mahal to, act fairly and in a commercially reasonable manner so that on an annual overall basis (x) neither Trump Plaza nor the Taj Mahal shall realize a competitive advantage over Trump's Castle, by reason of any activity, transaction or action engaged in by Trump or his affiliates and
(y) Trump's Castle shall not be discriminated against.

  Conflicts Relating to Common Officers. Nicholas L. Ribis, the Chief Executive Officer of THCR, is also the Chief Executive Officer of Taj Associates and TCA. Messrs. Robert M. Pickus and John P. Burke, officers of THCR, are each officers of TCA and Taj Associates. In addition, Messrs. Trump, Ribis, Pickus and Burke serve on one or more of the governing bodies of THCR, Taj Holding, TCA and their affiliated entities. As a result of Trump's interests in three competing Atlantic City casino hotels, the common chief executive officer and other common officers, a conflict of interest may be deemed to exist, including by reason of such persons' access to information and business opportunities possibly useful to any or all of such casino hotels. Furthermore, Trump has agreed that he will pursue, develop, control and conduct all new gaming activities through THCR. Although no specific procedures have been devised for resolving conflicts of interest confronting, or which may confront, Trump, such persons and all the casinos affiliated with Trump, Messrs. Trump, Ribis, Pickus and Burke have informed THCR that they will not engage in any activity which they reasonably expect will harm THCR or its affiliates or is otherwise inconsistent with their obligations as officers and directors of THCR or its affiliates. See "Executive Compensation-- Compensation Committee Interlocks and Insider Participation--Certain Related Party Transactions of Trump."

GAMING AND OTHER LAWS AND REGULATIONS

  The following is only a summary of the applicable provisions of the Casino Control Act of the State of New Jersey, the Riverboat Gambling Act of the State of Indiana and certain other laws and regulations. It does not purport to be a full description thereof and is qualified in its entirety by reference to the New Jersey Casino Control Act, the Indiana Riverboat Gambling Act and such other laws and regulations. Unless otherwise indicated, all references to "Trump Plaza" include (a) Trump Plaza's main tower, including Trump Plaza East (which operates pursuant to a casino license held by Plaza Associates) and (b) Trump World's Fair (which will operate pursuant to a separate casino license that is expected to be issued to Plaza Associates).

  NEW JERSEY GAMING REGULATIONS

  In general, the Casino Control Act and its implementing regulations contain detailed provisions concerning, among other things: the granting and renewal of casino licenses; the suitability of the approved hotel facility, and the amount of authorized casino space and gaming units permitted therein; the qualification of natural persons and entities related to the casino licensee; the licensing of certain employees and vendors of casino licensees; rules of the games; the selling and redeeming of gaming chips; the granting and duration of credit and the enforceability of gaming debts; management control procedures, accounting and cash control methods and reports to gaming agencies; security standards; the manufacture and distribution of gaming equipment; the simulcasting of horse races by casino licensees; equal employment opportunities for employees of casino operators, contractors of casino facilities and others; and advertising, entertainment and alcoholic beverages.

  Casino Control Commission. The ownership and operation of casino/hotel facilities in Atlantic City are the subject of strict state regulation under the Casino Control Act. The New Jersey Casino Control Commission (the "CCC") is empowered to regulate a wide spectrum of gaming and non-gaming related activities and to approve the form of ownership and financial structure of not only a casino licensee, but also its entity qualifiers and intermediary and holding companies and any other related entity required to be qualified ("CCC Regulations").

  Operating Licenses. Plaza Associates was issued its initial casino license on May 14, 1984. On June 22, 1995, the CCC renewed Plaza Associates' casino license through June 30, 1999. Management believes that a casino license will ultimately be issued for Trump World's Fair, although there can be no assurance that the CCC will issue this casino license or what conditions may be imposed, if any, with respect thereto.

  Casino Licensee. No casino hotel facility may operate unless the appropriate license and approvals are obtained from the CCC, which has broad discretion with regard to the issuance, renewal, revocation and suspension of such licenses and approvals, which are non-transferable. The qualification criteria with respect to the holder of a casino license include its financial stability, integrity and responsibility; the integrity and adequacy of its financial resources which bear any relation to the casino project; its good character, honesty and integrity; and the sufficiency of its business ability and casino experience to establish the likelihood of a successful, efficient casino operation. The casino license currently held by Plaza Associates is renewable for periods of up to four years. The CCC may reopen licensing hearings at any time, and must reopen a licensing hearing at the request of the Division of Gaming Enforcement (the "Division").

  Each casino license entitles the holder to operate one casino, which must consist of a "single room." Further, no person may be the holder of a casino license if the holding of such license will result in undue economic concentration in Atlantic City casino operations by that person. On May 17, 1995, the CCC adopted a regulation defining the criteria for determining undue economic concentration which codifies the content of existing CCC precedent with respect to the subject. In April 1995, Plaza Associates petitioned the CCC for certain approvals. In its May 18, 1995 declaratory rulings with respect to such petition, the CCC, among other things, (i) determined that Trump World's Fair is an approved hotel permitted to contain a maximum of 60,000 square feet of casino space, that the 40,000 square feet of casino space therein is a "single room" and that its operation by Plaza Associates would not result in undue economic concentration in Atlantic City casino operations; (ii) approved the operation of Trump World's Fair by Plaza Associates under a separate casino license subject to an application for and the issuance of such license and approved the proposed easement agreements with respect to the proposed enclosed Atlantic City Convention Center walkway;
(iii) approved in concept the proposed physical connection and integrated operation by Plaza Associates of Trump Plaza's main tower, Trump Plaza East and Trump World's Fair; and (iv) determined that the approved hotel comprised of the main tower and Trump Plaza East is permitted to contain a maximum of 100,000 square feet of casino space. In addition, on December 13, 1995, Plaza Associates received CCC authorization for 49,340 square feet of casino space at Trump World's Fair. A separate Plaza Associates casino license with respect to Trump World's Fair would have a renewable term of one year for each of its first three years and thereafter be renewable for periods of up to four years. Plaza Associates has made application for such separate casino license with respect to Trump World's Fair but there can be no assurance that the CCC will issue this casino license or what conditions may be imposed, if any, with respect thereto.

  To be considered financially stable, a licensee must demonstrate the following ability: to pay winning wagers when due; to achieve an annual gross operating profit; to pay all local, state and federal taxes when due; to make necessary capital and maintenance expenditures to insure that it has a superior first-class facility; and to pay, exchange, refinance or extend debts which will mature or become due and payable during the license term. The CCC is required to review and approve a transaction such as the Merger Transaction with regard to the financial stability standards.

  In the event a licensee fails to demonstrate financial stability, the CCC may take such action as it deems necessary to fulfill the purposes of the Casino Control Act and protect the public interest, including: issuing conditional licenses, approvals or determinations; establishing an appropriate cure period; imposing reporting requirements; placing restrictions on the transfer of cash or the assumption of liabilities; requiring reasonable reserves or trust accounts; denying licensure; or appointing a conservator. See "--Conservatorship."

  THCR believes that it has adequate financial resources to meet the financial stability requirements of the CCC for the foreseeable future.

  Pursuant to the Casino Control Act, CCC Regulations and precedent, no entity may hold a casino license unless each officer, director, principal employee, person who directly or indirectly holds any beneficial interest or ownership in the licensee, each person who in the opinion of the CCC has the ability to control or elect a majority of the board of directors of the licensee (other than a banking or other licensed lending institution which makes a loan or holds a mortgage or other lien acquired in the ordinary course of business) and any lender, underwriter, agent or employee of the licensee or other person whom the CCC may consider appropriate, obtains and maintains qualification approval from the CCC. Qualification approval means that such person must, but for residence, individually meet the qualification requirements as a casino key employee. Pursuant to a condition of its casino license, payments by Plaza Associates to or for the benefit of any related entity or partner, with certain exceptions, are subject to prior CCC approval; and, if Plaza Associates' cash position falls below $5.0 million for three consecutive business days, Plaza Associates must present to the CCC and the Division evidence as to why it should not obtain a working capital facility in an appropriate amount.

  Control Persons. An entity qualifier or intermediary or holding company, such as Trump AC, Plaza Holding Inc., Plaza Funding, THCR Holdings, THCR Funding or THCR is required to register with the CCC and meet the same basic standards for approval as a casino licensee; provided, however, that the CCC, with the concurrence of the Director of the Division, may waive compliance by a publicly-traded corporate holding company with the requirement that an officer, director, lender, underwriter, agent or employee thereof, or person directly or indirectly holding a beneficial interest or ownership of the securities thereof, individually qualify for approval under casino key employee standards so long as the CCC and the Director of the Division are, and remain, satisfied that such officer, director, lender, underwriter, agent or employee is not significantly involved in the activities of the casino licensee, or that such security holder does not have the ability to control the publicly-traded corporate holding company or elect one or more of its directors. Persons holding five percent or more of the equity securities of such holding company are presumed to have the ability to control the company or elect one or more of its directors and will, unless this presumption is rebutted, be required to individually qualify. Equity securities are defined as any voting stock or any security similar to or convertible into or carrying a right to acquire any security having a direct or indirect participation in the profits of the issuer.

  Financial Sources. The CCC may require all financial backers, investors, mortgagees, bond holders and holders of notes or other evidence of indebtedness, either in effect or proposed, which bear any relation to any casino project, including holders of publicly-traded securities of an entity which holds a casino license or is an entity qualifier, subsidiary or holding company of a casino licensee (a "Regulated Company"), to qualify as financial sources. In the past, the CCC has waived the qualification requirement for holders of less than 15% of a series of publicly-traded mortgage bonds so long as the bonds remained widely distributed and freely traded in the public market and the holder had no ability to control the casino licensee. The CCC may require holders of less than 15% of a series of debt to qualify as financial sources even if not active in the management of the issuer or casino licensee.

  Institutional Investors. An institutional investor ("Institutional Investor") is defined by the Casino Control Act as any retirement fund administered by a public agency for the exclusive benefit of Federal, state or local public employees; any investment company registered under the Investment Company Act of 1940, as amended; any collective investment trust organized by banks under Part Nine of the Rules of the Comptroller of the Currency; any closed end investment trust; any chartered or licensed life insurance company or property and casualty insurance company; any banking and other chartered or licensed lending institution; any investment advisor registered under the Investment Advisers Act of 1940, as amended; and such other persons as the CCC may determine for reasons consistent with the policies of the Casino Control Act.

  An Institutional Investor may be granted a waiver by the CCC from financial source or other qualification requirements applicable to a holder of publicly-traded securities, in the absence of a prima facie showing by the Division that there is any cause to believe that the holder may be found unqualified, on the basis of CCC findings that: (i) its holdings were purchased for investment purposes only and, upon request by the CCC, it files a certified statement to the effect that it has no intention of influencing or affecting the affairs of the issuer, the casino licensee or its holding or intermediary companies; provided, however, that the Institutional Investor will be permitted to vote on matters put to the vote of the outstanding security holders; and (ii) if (x) the securities are debt securities of a casino licensee's holding or intermediary companies or another subsidiary company of the casino licensee's holding or intermediary companies which is related in any way to the financing of the casino licensee and represent either (A) 20% or less of the total outstanding debt of the company or (B) 50% or less of any issue of outstanding debt of the company, (y) the securities are equity securities and represent less than 10% of the equity securities of a casino licensee's holding or intermediary companies or (z) the securities so held exceed such percentages, upon a showing of good cause. There can be no assurance, however, that the CCC will make such findings or grant such waiver and, in any event, an Institutional Investor may be required to produce for the CCC or the Antitrust Division upon request, any document or information which bears any relation to such debt or equity securities.

  Generally, the CCC requires each institutional holder seeking waiver of qualification to execute a certification to the effect that (i) the holder has reviewed the definition of Institutional Investor under the Casino Control Act and believes that it meets the definition of Institutional Investor; (ii) the holder purchased the securities for investment purposes only and holds them in the ordinary course of business; (iii) the holder has no involvement in the business activities of and no intention of influencing or affecting, the affairs of the issuer, the casino licensee or any affiliate; and (iv) if the holder subsequently determines to influence or affect the affairs of the issuer, the casino licensee or any affiliate, it shall provide not less than 30 days' prior notice of such intent and shall file with the CCC an application for qualification before taking any such action. If an Institutional Investor changes its investment intent, or if the CCC finds reasonable cause to believe that it may be found unqualified, the Institutional Investor may take no action with respect to the security holdings, other than to divest itself of such holdings, until it has applied for interim casino authorization and has executed a trust agreement pursuant to such an application. See "--Interim Casino Authorization."

  Declaratory Rulings. Plaza Associates will petition the CCC for declaratory rulings approving the Merger Transaction and determining, among other things, that after consummation thereof, Taj Associates and Plaza Associates will continue to satisfy the CCC's financial stability requirements; Trump will continue to demonstrate his financial stability; the Regulated Companies and natural person qualifiers are qualified; the certificates of incorporation and partnership agreements of the Regulated Companies contain required provisions with respect to the transfer of securities and qualification of security holders under the Casino Control Act; the Mortgage Notes are publicly-traded securities and CCC approval of the issuance or subsequent transfer of the securities is not required; the individual holders of the Mortgage Notes need not be qualified as financial sources and security holders, and their qualification may be waived by the CCC; and qualification of the holders of THCR Common Stock be waived by the CCC.

  Ownership and Transfer of Securities. The Casino Control Act imposes certain restrictions upon the issuance, ownership and transfer of securities of a Regulated Company and defines the term "security" to include instruments which evidence a direct or indirect beneficial ownership or creditor interest in a Regulated Company including, but not limited to, mortgages, debentures, security agreements, notes and warrants. Currently, each of Plaza Funding, Trump AC, Plaza Holding Inc., Plaza Associates, THCR Holdings, THCR Funding and THCR are each deemed to be a Regulated Company, and instruments evidencing a beneficial ownership or creditor interest therein, including a partnership interest, are deemed to be the securities of a Regulated Company.

  If the CCC finds that a holder of such securities is not qualified under the Casino Control Act, it has the right to take any remedial action it may deem appropriate, including the right to force divestiture by such disqualified holder of such securities. In the event that certain disqualified holders fail to divest themselves of such securities, the CCC has the power to revoke or suspend the casino license affiliated with the Regulated Company which issued the securities. If a holder is found unqualified, it is unlawful for the holder (i) to exercise, directly or through any trustee or nominee, any right conferred by such securities or (ii) to receive any dividends or interest upon such securities or any remuneration, in any form, from its affiliated casino licensee for services rendered or otherwise.

  With respect to non-publicly-traded securities, the Casino Control Act and CCC Regulations require that the corporate charter or partnership agreement of a Regulated Company establish a right in the CCC of prior approval with regard to transfers of securities, shares and other interests and an absolute right in the Regulated Company to repurchase at the market price or the purchase price, whichever is the lesser, any such security, share or other interest in the event that the CCC disapproves a transfer. With respect to publicly-traded securities, such corporate charter or partnership agreement is required to establish that any such securities of the entity are held subject to the condition that, if a holder thereof is found to be disqualified by the CCC, such holder shall dispose of such securities.

  Interim Casino Authorization. Interim casino authorization is a process which permits a person who enters into a contract to obtain property relating to a casino operation or who obtains publicly-traded securities relating to a casino licensee to close on the contract or own the securities until plenary licensure or qualification. During the period of interim casino authorization, the property relating to the casino operation or the securities is held in trust.

  Whenever any person enters into a contract to transfer any property which relates to an ongoing casino operation, including a security of the casino licensee or a holding or intermediary company or entity qualifier, under circumstances which would require that the transferee obtain licensure or be qualified under the Casino Control Act, and that person is not already licensed or qualified, the transferee is required to apply for interim casino authorization. Furthermore, except as set forth below with respect to publicly-traded securities, the closing or settlement date in the contract at issue may not be earlier than the 121st day after the submission of a complete application for licensure or qualification together with a fully executed trust agreement in a form approved by the CCC. If, after the report of the Division and a hearing by the CCC, the CCC grants interim authorization, the property will be subject to a trust. If the CCC denies interim authorization, the contract may not close or settle until the CCC makes a determination on the qualifications of the applicant. If the CCC denies qualification, the contract will be terminated for all purposes and there will be no liability on the part of the transferor.

  If, as the result of a transfer of publicly-traded securities of a licensee, a holding or intermediary company or entity qualifier of a licensee or a financing entity of a licensee, any person is required to qualify under the Casino Control Act, that person is required to file an application for licensure or qualification within 30 days after the CCC determines that qualification is required or declines to waive qualification. The application must include a fully executed trust agreement in a form approved by the CCC or, in the alternative, within 120 days after the CCC determines that qualification is required, the person whose qualification is required must divest such securities as the CCC may require in order to remove the need to qualify.

  The CCC may grant interim casino authorization where it finds by clear and convincing evidence that: (i) statements of compliance have been issued pursuant to the Casino Control Act; (ii) the casino hotel is an approved hotel in accordance with the Casino Control Act; (iii) the trustee satisfies qualification criteria applicable to key casino employees, except for residency; and (iv) interim operation will best serve the interests of the public.

  When the CCC finds the applicant qualified, the trust will terminate. If the CCC denies qualification to a person who has received interim casino authorization, the trustee is required to endeavor, and is authorized, to sell, assign, convey or otherwise dispose of the property subject to the trust to such persons who are licensed or qualified or shall themselves obtain interim casino authorization.

  Where a holder of publicly-traded securities is required, in applying for qualification as a financial source or qualifier, to transfer such securities to a trust in application for interim casino authorization and the CCC thereafter orders that the trust become operative: (i) during the time the trust is operative, the holder may not participate in the earnings of the casino hotel or receive any return on its investment or debt security holdings; and (ii) after disposition, if any, of the securities by the trustee, proceeds distributed to the unqualified holder may not exceed the lower of their actual cost to the unqualified holder or their value calculated as if the investment had been made on the date the trust became operative.

  Approved Hotel Facilities. The CCC may permit an existing licensee, such as Plaza Associates, to increase its casino space if the licensee agrees to add a prescribed number of qualifying sleeping units within two years after the commencement of gaming operations in the additional casino space. However, if the casino licensee does not fulfill such agreement due to conditions within its control, the licensee will be required to close the additional casino space, or any portion thereof that the CCC determines should be closed.

  Persons who are parties to the lease for an approved hotel building or who have an agreement to lease a building which may in the judgment of the CCC become an approved hotel building are required to hold a casino license unless the CCC, with the concurrence of the Attorney General of the State of New Jersey, determines that such persons do not have the ability to exercise significant control over the building or the operation of the casino therein.

  Unless otherwise determined by the CCC, agreements to lease an approved hotel building or the land under the building must be for a durational term exceeding 30 years, must concern 100% of the entire approved hotel building or the land upon which it is located and must include a buy-out provision conferring upon the lessee the absolute right to purchase the lessor's entire interest for a fixed sum in the event that the lessor is found by the CCC to be unsuitable.

  In its May 18, 1995 declaratory rulings with respect to the proposed enclosed Atlantic City Convention Center walkway to Trump World's Fair, the CCC, among other things, approved the proposed easement agreements with respect to such walkway and determined, with the concurrence of the Attorney General, that no CCC license is required to grant the easement and that the easements satisfy the durational term requirement and need not concern 100% of the entire approved hotel building or include such a buy-out provision. See "Properties--Trump World's Fair."

  Agreement for Management of Casino. Each party to an agreement for the management of a casino is required to hold a casino license, and the party who is to manage the casino must own at least 10% of all the outstanding equity securities of the casino licensee. Such an agreement shall: (i) provide for the complete management of the casino; (ii) provide for the unrestricted power to direct the casino operations; and (iii) provide for a term long enough to ensure the reasonable continuity, stability and independence and management of the casino.

  License Fees. The CCC is authorized to establish annual fees for the renewal of casino licenses. The renewal fee is based upon the cost of maintaining control and regulatory activities prescribed by the Casino Control Act, and may not be less than $200,000 for a four-year casino license. Additionally, casino licensees are subject to potential assessments to fund any annual operating deficits incurred by the CCC or the Division. There is also an annual license fee of $500 for each slot machine maintained for use or in use in any casino.

  Gross Revenue Tax. Each casino licensee is also required to pay an annual tax of 8% on its gross casino revenues. For the years ended December 31, 1993, 1994 and 1995, Plaza Associates' gross revenue tax was approximately $21.3 million, $21.0 million and $24.0 million, respectively, and its license, investigation and other fees and assessments totaled approximately $4.0 million, $4.2 million and $4.4 million, respectively.

  Investment Alternative Tax Obligations. An investment alternative tax imposed on the gross casino revenues of each licensee in the amount of 2.5% is due and payable on the last day of April following the end of the calendar year. A licensee is obligated to pay the investment alternative tax for a period of 30 years. Estimated payments of the investment alternative tax obligation must be made quarterly in an amount equal to 1.25% of estimated gross revenues for the preceding three-month period. Investment tax credits may be obtained by making qualified investments or by the purchase of bonds issued by the CRDA. CRDA bonds may have terms as long as 50 years and bear interest at below market rates, resulting in a value lower than the face value of such CRDA bonds.

  For the first ten years of its tax obligation, the licensee is entitled to an investment tax credit against the investment alternative tax in an amount equal to twice the purchase price of bonds issued to the licensee by the

CRDA. Thereafter, the licensee (i) is entitled to an investment tax credit in an amount equal to twice the purchase price of such bonds or twice the amount of its investments authorized in lieu of such bond investments or made in projects designated as eligible by the CRDA and (ii) has the option of entering into a contract with the CRDA to have its tax credit comprised of direct investments in approved eligible projects which may not comprise more than 50% of its eligible tax credit in any one year.

  From the monies made available to the CRDA, the CRDA is required to set aside $100 million for investment in hotel development projects in Atlantic City undertaken by a licensee which result in the construction or rehabilitation of at least 200 hotel rooms. These monies will be held to fund up to 35% of the cost to casino licensees of expanding their hotel facilities to provide additional hotel rooms, a portion of which will be required to be available upon the opening of the new Atlantic City convention center and dedicated to convention events. The CRDA has determined at this time that eligible casino licensees will receive up to 27% of the cost of additional hotel rooms out of these monies set aside and may, in the future, increase the percentage to no greater than 35%.

  Minimum Casino Parking Charges. As of July 1, 1993, each casino licensee was required to pay the New Jersey State Treasurer a $1.50 charge for every use of a parking space for the purpose of parking, garaging or storing motor vehicles in a parking facility owned or leased by a casino licensee or by any person on behalf of a casino licensee. This amount is paid into a special fund established and held by the New Jersey State Treasurer for the exclusive use of the CRDA. Plaza Associates currently charges its parking patrons $2.00 in order to make their required payments to the New Jersey State Treasurer and cover related expenses. Amounts in the special fund will be expended by the CRDA for eligible projects in the corridor region of Atlantic City related to improving the highways, roads, infrastructure, traffic regulation and public safety of Atlantic City or otherwise necessary or useful to the economic development and redevelopment of Atlantic City in this regard.

  Atlantic City Fund. On each October 31 during the years 1996 through 2003, each casino licensee shall pay into an account established in the CRDA and known as the Atlantic City Fund, its proportional share of an amount related to the amount by which annual operating expenses of the CCC and the Antitrust Division are less than a certain fixed sum. Additionally, a portion of the investment alternative tax obligation of each casino licensee for the years 1994 through 1998 allocated for projects in Northern New Jersey shall be paid into and credited to the Atlantic City Fund. Amounts in the Atlantic City Fund will be expended by the CRDA for economic development projects of a revenue producing nature that foster the redevelopment of Atlantic City other than the construction and renovation of casino hotels.

  Conservatorship. If, at any time, it is determined that Plaza Associates, Plaza Funding, Plaza Holding Inc., Trump AC, THCR, THCR Holdings, THCR Funding or any other entity qualifier has violated the Casino Control Act or that any of such entities cannot meet the qualification requirements of the Casino Control Act, such entity could be subject to fines or the suspension or revocation of its license or qualification. If a casino license is suspended for a period in excess of 120 days or is revoked, or if the CCC fails or refuses to renew such casino license, the CCC could appoint a conservator to operate and dispose of such licensee's casino hotel facilities. A conservator would be vested with title to all property of such licensee's relating to the casino and the approved hotel subject to valid liens and/or encumbrances. The conservator would be required to act under the direct supervision of the CCC and would be charged with the duty of conserving, preserving and, if permitted, continuing the operation of the casino hotel. During the period of the conservatorship, a former or suspended casino licensee is entitled to a fair rate of return out of net earnings, if any, on the property retained by the conservator. The CCC may also discontinue any conservatorship action and direct the conservator to take such steps as are necessary to effect an orderly transfer of the property of a former or suspended casino licensee.

  Qualification of Employees. Certain employees of Plaza Associates must be licensed by or registered with the CCC, depending on the nature of the position held. Casino employees are subject to more stringent requirements than non-casino employees and must meet applicable standards pertaining to financial stability, integrity and responsibility, good character, honesty and integrity, business ability and casino experience and

New Jersey residency. These requirements have resulted in significant competition among Atlantic City casino operators for the services of qualified employees.

  Gaming Credit. Plaza Associates' casino games are conducted on a credit as well as cash basis. Gaming debts arising in Atlantic City in accordance with applicable regulations are enforceable in the courts of the State of New Jersey. The extension of gaming credit is subject to regulations that detail procedures which casinos must follow when granting gaming credit and recording counter checks which have been exchanged, redeemed or consolidated.

  Control Procedures. Gaming at Trump Plaza is conducted by trained and supervised personnel. Plaza Associates employs extensive security and internal controls. Security checks are made to determine, among other matters, that job applicants for key positions have had no criminal history or associations. Security controls utilized by the surveillance department include closed circuit video camera to monitor the casino floor and money counting areas. The count of moneys from gaming also is observed daily by representatives of the CCC.

  INDIANA GAMING REGULATIONS

  Indiana Gaming Commission. The ownership and operation of riverboat gaming operations in Indiana are subject to strict state regulation under the Riverboat Gambling Act and the administrative rules promulgated thereunder. The IGC is empowered to administer, regulate and enforce the system of riverboat gaming established under the Riverboat Gambling Act and has jurisdiction and supervision over all riverboat gaming operations in Indiana, as well as all persons on riverboats where gaming operations are conducted. The IGC is empowered to regulate a wide variety of gaming and non-gaming related activities, including the licensing of suppliers to, and employees at, riverboat gaming operations and to approve the form of ownership and financial structure of not only riverboat owner and supplier licensees, but also their entity qualifiers and intermediary and holding companies. Indiana is a new gaming jurisdiction and the emerging regulatory framework is not yet complete. The IGC has adopted certain final rules and has published others in proposed or draft form which are proceeding through the review and final adoption process. The IGC also has indicated its intent to publish additional proposed rules in the future. The IGC has broad rulemaking power, and it is impossible to predict what effect, if any, the amendment of existing rules or the finalization of currently new rules might have on the operations of the Indiana Riverboat or THCR. The following reflects both adopted and proposed regulations. Further, the Indiana General Assembly has the power to promulgate new laws and implement amendments to the Riverboat Gambling Act, which could materially affect the operation or economic viability of the gaming industry in Indiana.

  Certificate of Suitability. On December 9, 1994, the IGC ordered that a "Certificate of Suitability" for a riverboat owner's license for a riverboat to be docked in Buffington Harbor, Indiana be issued to Trump Indiana. The certificate of suitability constitutes approval of the application of Trump Indiana for a riverboat owner's license. The IGC extended Trump Indiana's certificate of suitability until June 28, 1996. Pursuant to the terms of the certificate of suitability, during such period, Trump Indiana must comply with certain statutory and other requirements imposed by the IGC. In addition, as a condition to the certificate of suitability, Trump Indiana has committed to invest $153 million in the Indiana Riverboat and certain related projects and to pay certain incentive fees to the City of Gary, Indiana. Failure to comply with the foregoing conditions and/or failure to commence riverboat excursions as required by the IGC may result in revocation of the certificate of suitability. There can be no assurance that THCR and/or Trump Indiana will be able to comply with the terms of the certificate of suitability, that it will be further extended if operations do not commence as required by the IGC or that a riverboat owner's license for the Indiana Riverboat will ultimately be granted or subsequently renewed.

  Riverboat Owner's License. No one may operate a riverboat gaming operation in Indiana without holding a riverboat owner's license. The certificate of suitability received by Trump Indiana on December 9, 1994 and most recently extended through June 28, 1996, means that Trump Indiana received a written document issued by the Executive Director of the IGC that indicates that Trump Indiana has been chosen for licensure if Trump Indiana meets certain requirements within the interim compliance period as established by the IGC. The interim compliance period is the period of time between the issuance of the certificate of suitability and the issuance of a permanent riverboat owner's license or the notice of denial thereof. THCR anticipates that its riverboat owner's license (which would supersede the certificate of suitability) would impose substantially similar conditions on the operations of the Indiana Riverboat, although no assurances may be made.

  Interim Compliance Requirements. Interim compliance requires, among other things: obtaining a permit to develop the riverboat gaming operation from the United States Army Corps of Engineers, which permit was obtained on October 10, 1995; obtaining a valid certificate of inspection from the United States Coast Guard for the vessel on which the riverboat gaming operation will be conducted; applying for and receiving the appropriate permits or certificates from the Indiana Alcoholic Beverage Commission, Indiana Fire Marshall, and other appropriate local, state and federal agencies which issue permits including, but not limited to, health permits, building permits and zoning permits; closing the financing necessary to complete the development of the gaming operation; posting a bond in compliance with the applicable law; obtaining the insurance deemed necessary by the IGC; receiving licensure for electronic gaming devices and other gaming equipment under applicable law; submitting an emergency response plan in compliance with applicable laws; and taking any other action that the IGC deems necessary for compliance under Indiana gaming laws. Further, the IGC may place restrictions, conditions or requirements on the permanent riverboat owner's license. An owner's initial license expires five years after the effective date of the license, and unless the owner's license is terminated, expires or is revoked, the owner's license may be renewed annually by the IGC upon satisfaction of certain conditions contained in the Riverboat Gambling Act.

  Transfer of Riverboat Owner's License. Pursuant to IGC proposed rules, an ownership interest in a riverboat owner's license shall not be transferred unless the transfer complies with applicable rules, and no riverboat gaming operation may operate unless the appropriate licenses and approvals are obtained from the IGC. Under current Indiana law, a maximum of 11 owner's licenses may be in effect at any time. No person or entity may simultaneously own an interest in more than two riverboat owner's licenses. A person or entity may simultaneously own up to 100% in one riverboat owner's license and no more than 10% in a second riverboat owner's license.

  A riverboat owner's licensee must possess a level of skill, experience, or knowledge necessary to conduct a riverboat gaming operation that will have a positive economic impact on the host site, as well as the entire State of Indiana. Additional representative, but not exclusive, qualification criteria with respect to the holder of a riverboat owner's license include character, reputation, financial integrity, the facilities or proposed facilities for the conduct of riverboat gaming including related non-gaming projects such as hotel development, and the good faith affirmative action plan to recruit, train and upgrade minorities and women in all employment classifications. The IGC shall require persons holding owner's licenses to adopt policies concerning the preferential hiring of residents of the city in which the riverboat docks for riverboat jobs. The IGC has broad discretion in regard to the issuance, renewal, revocation, and suspension of licenses and approvals, and the IGC is empowered to regulate a wide variety of gaming and non-gaming related activities, including the licensing of suppliers to, and employees at, riverboat gaming operations, and to approve the form of ownership and financial structure of not only riverboat owner and supplier licensees, but also their subsidiaries and affiliates.

  A riverboat owner's licensee or any other person may not lease, hypothecate, borrow money against or loan money against a riverboat owner's license. An ownership interest in a riverboat owner's license may only be transferred in accordance with the regulations promulgated under the Riverboat Gambling Act. An applicant for the approval of a transfer of a riverboat owner's license must comply with application procedures prescribed by the IGC, present evidence that it meets or possesses the standards, qualifications and other criteria under Indiana gaming laws that it meets all requirements for a riverboat owner's license, and pay an investigative fee in the amount of $50,000 with the application. If the IGC denies the application to transfer an ownership interest, it shall issue notice of denial to the applicant, and, unless, specifically stated to the contrary, a notice of denial of an application for transfer shall not constitute a finding that the applicant is not suitable for licensure. A person who is served with notice of denial under this rule may request an administrative hearing.

  Control Persons and Operational Matters. The IGC has implemented strict regulations with respect to the suitability of riverboat license owners, their key personnel and their employees similar to the CCC regulations and precedent. The IGC utilizes a "class-based" licensing structure that subjects all individuals associated with Trump Indiana to varying degrees of background investigations. Likewise, comprehensive security measures, including video surveillance by both random and fixed cameras, are required in the casino and money counting areas. Additionally, the IGC has delineated procedures for the reconciliation of the daily revenues and tax remittance to the state as further detailed below.

  Tax. Under Indiana gaming law, a tax is imposed on admissions to gaming excursions at a rate of three dollars for each person admitted to the gaming excursion. This admission tax is imposed upon the license owner conducting the gaming excursion on a per-person basis without regard to the actual fee paid by the person using the ticket, with the exception that no tax shall be paid by admittees who are actual and necessary officials, employees of the licensee or other persons actually working on the riverboat. The IGC may suspend or revoke the license of a riverboat owner's licensee that does not submit the payment or the tax return form regarding admission tax within the required time established by the IGC.

  A tax is imposed on the adjusted gross receipts received from gaming authorized under the Riverboat Gambling Act at a rate of 20% of the amount of the adjusted gross receipts. Adjusted gross receipts is defined as the total of all cash and property (including checks received by a licensee), whether collected or not, received by a licensee from gaming operations less the total of all cash paid out as winnings to patrons including a provision for uncollectible gaming receivables as is further set forth in the Riverboat Gambling Act. The IGC may, from time to time, impose other fees and assessments on riverboat owner licensees. In addition, all use, excise and retail taxes apply to sales aboard riverboats.

  Excursions. Generally, gaming may not be conducted while a riverboat is docked, other than during the 30-minute periods for passenger embarkation and disembarkation. The Riverboat Gambling Act provides an exception if weather conditions or water conditions present a danger to the riverboat. In October 1994, the U.S. Attorney General's Office in Indiana notified the IGC that the Johnson Act prohibits gaming vessels from cruising within federal maritime jurisdiction and prohibits gaming on such vessels. The Department of Justice has expressed concern that the Johnson Act may prohibit gaming on vessels on the Great Lakes because it has contended that the Great Lakes are within federal maritime jurisdiction. Management of THCR understands that the Department of Justice is still considering the issue, however, and has not reached a definitive conclusion. Currently, Congress has legislation pending that contains a related amendment to the Johnson Act. The Coast Guard Authorization bill, which contains a provision that would amend the Johnson Act specifically to allow gaming on vessels in the Indiana waters of Lake Michigan, was passed by the House of Representatives. The Senate-passed version of the Coast Guard Authorization bill does not contain a similar provision. Because the House of Representatives and the Senate passed different versions of the Coast Guard Authorization bill, a conference committee composed of House and Senate members is expected to be formed later in the Second Session of the 104th Congress (1996) to resolve differences in these versions. The Johnson Act also contains an exception to certain, but not all, of such prohibitions if a state adopts a law that permits gaming vessels to depart and return to ports within its jurisdiction and engage in gaming outside federal maritime jurisdiction. The Indiana General Assembly has taken certain actions with respect to gaming on vessels and the IGC has determined that Indiana law now allows gaming on vessels while the vessels are docked under certain conditions even if cruising would result in a violation of federal law. Notwithstanding the IGC's determination, there can be no assurance that commencement of gaming operations by Trump Indiana when the riverboat is cruising would not be challenged as a violation of the Johnson Act or when the riverboat is docked would not be challenged as a violation of Indiana law or federal law.

  Restricted Contracts. Under proposed IGC rules, no riverboat licensee or riverboat license applicant may enter into or perform any contract or transaction in which it transfers or receives consideration which is not commercially reasonable or which does not reflect the fair market value of the goods or services rendered or received as determined at the time the contract is executed. Any contract entered into by a riverboat licensee or riverboat license applicant that exceeds the total dollar amount of $50,000 shall be a written contract. A riverboat license applicant means an applicant for a riverboat owner's license that has been issued a certificate of suitability.

  Pursuant to IGC proposed rules, riverboat licensees and riverboat license applicants must submit an internal control procedure regarding purchasing transactions which must contain provisions regarding ethical standards, compliance with state and federal laws, and prohibitions on the acceptance of gifts and gratuities by purchasing and contracting personnel from suppliers of goods or services. The proposed rules also require any riverboat licensee or applicant to submit any contract, transaction, or series of transactions greater than $500,000 in any 12-month period to the IGC within 10 days of the execution, and to submit a summary of all contracts or transactions greater than $50,000 in any 12-month period on a quarterly basis. The proposed rules provide that contracts submitted to the IGC are not submitted for approval by the IGC, but grant the IGC authority to cancel or terminate any contract not in compliance with Indiana law and the IGC rules.

  Finance. Pursuant to IGC rules, any person (other than an institutional investor) acquiring 5% or more of any class of voting securities of a publicly traded corporation that owns a riverboat owner's license or 5% or more of the beneficial interest in a riverboat licensee, directly or indirectly, through any class of the voting securities of any holding or intermediary company of a riverboat licensee shall apply to the IGC for a finding of suitability within 45 days after acquiring the securities. Each institutional investor who, individually or in association with others, acquires, directly or indirectly, 5% or more of any class of voting securities of a publicly-traded corporation that owns a riverboat owner's license or 5% or more of the beneficial interest in a riverboat licensee through any class of the voting securities of any holding or intermediary company of a riverboat licensee shall notify the IGC within 10 days after the institutional investor acquires the securities and shall provide additional information and may be subject to a finding of suitability as required by the IGC.

  Under IGC rules, an institutional investor who would otherwise be subject to a suitability finding shall, within 45 days after acquiring the interests, submit the following information: a description of the institutional investor's business and a statement as to why the institutional investor satisfies the definitional requirements of an institutional investor under Indiana gaming rule requirements; a certification made under oath that the voting securities were acquired and are held for investment purposes only and were acquired and are held in the ordinary course of business as an institutional investor; the name, address, telephone number, social security number or federal tax identification number of each person who has the power to direct or control the institutional investor's exercise of its voting rights as a holder of voting securities of the riverboat licensee; the name of each person who beneficially owns 5% or more of the institutional investor's voting securities or equivalent; a list of the institutional investor's affiliates; a list of all securities of the riverboat licensee that are or were beneficially owned by the institutional investor or its affiliates within the preceding one year; a disclosure of all criminal and regulatory sanctions imposed during the preceding ten years; a copy of any filing made under 16 U.S.C. 18(a); and any other additional information the IGC may request to insure compliance with Indiana gaming laws.

  Each institutional investor who, individually or in association with others, acquires, directly or indirectly, the beneficial ownership of 15% or more of any class of voting securities of a publicly-traded corporation that owns a riverboat owner's license or 15% or more of the beneficial interest in a riverboat licensee through any class of voting securities of any holding company or intermediary company of a riverboat licensee shall apply to the IGC for a finding of suitability within 45 days after acquiring the securities.

  The THCR Certificate of Incorporation provides that THCR may redeem any shares of THCR's capital stock held by any person or entity whose holding of shares may cause the loss or nonreinstatement of a governmental license held by THCR. As defined in the THCR Certificate of Incorporation, such redemption shall be at the lesser of the market price of the stock or the price at which the stock was purchased.

  Under IGC Rules, an institutional investor means any of the following: a retirement fund administered by a public agency for the exclusive benefit of federal, state, or local public employees; an investment company registered under the Investment Company Act of 1940; a collective investment trust organized by banks under Part 9 of the Rules of the Comptroller of the Currency; a closed end investment trust; a chartered or licensed life insurance company or property and casualty insurance company; a banking, chartered or licensed lending institution; an investment adviser registered under the Investment Advisers Act of 1940; and any other entity the IGC determines constitutes an institutional investor. The IGC may in the future promulgate regulations with respect to the qualification of other financial backers, mortgagees, bond holders, holders of indentures, or other financial contributors.

  Minority and Women Business Participation. Indiana gaming laws provide that the opportunity for full minority and women's business enterprise participation in the riverboat industry in Indiana is essential to social and economic parity for minority and women business persons. The IGC has the power to review compliance with the goals of participation by minority and women business persons and impose appropriate conditions on licensees to insure that goals for such business enterprises are met.

  Under Indiana gaming laws, a riverboat licensee or a riverboat license applicant shall designate certain minimum percentages of the value of its contracts for goods and services to be expended with minority business enterprises and women's business enterprises such that 10% of the dollar value of the riverboat licensee's or the riverboat license applicant's contracts be expended with minority business enterprises and 5% of the dollar value of the riverboat licensee's or the riverboat license applicant's contracts be expended with women's business enterprises. Expenditures with minority and women's business enterprises are not mutually exclusive.

  IGC Action. All licensees subject to the jurisdiction of the IGC have a continuing duty to maintain suitability for licensure. The IGC may initiate an investigation or disciplinary action or both against a licensee whom the commission has reason to believe is not maintaining suitability for licensure, is not complying with licensure conditions, and/or is not complying with Indiana gaming laws or regulations. The IGC may suspend, revoke, restrict, or place conditions on the license of a licensee; require the removal of a licensee or an employee of a licensee; impose a civil penalty or take any other action deemed necessary by the IGC to insure compliance with Indiana gaming laws.

  CLEAN WATER REGULATIONS

  Operation of the Indiana Riverboat must be in conformance with state and federal clean water requirements, including the Federal Water Pollution Control Act and the Oil Pollution Act of 1990 ("OPA"). OPA establishes an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills and affects all owners and operators whose vessels operate in United States waters, which include the Great Lakes. OPA requires vessel owners and operators to establish and maintain with the U.S. Coast Guard evidence of financial responsibility sufficient to meet their potential liabilities under OPA. U.S. Coast Guard regulations also implement the financial responsibility requirements of Comprehensive Environmental Response, Compensation and Liability Act by requiring evidence of financial responsibility in an amount of $300 per gross ton, in addition to any required under OPA. THCR and Trump Indiana are in the process of obtaining insurance coverage and a Certificate of Financial Responsibility as required by OPA. THCR and Trump Indiana expect that the insurance coverage obtained will be adequate to protect against liability that may arise under OPA. However, in the case of a catastrophic spill or a spill in a sensitive environment, there can be no assurance that such occurrence would not result in liability in excess of the insurance coverage.

  OTHER LAWS AND REGULATIONS

  The U.S. Department of the Treasury has adopted regulations pursuant to which a casino is required to file a report of each deposit, withdrawal, exchange of currency, gambling tokens or chips, or other payments or transfers by, through or to such casino which involve a transaction in currency of more than $10,000 per patron, per gaming day. Such reports are required to be made on forms prescribed by the Secretary of the Treasury and are filed with the Commissioner of the Internal Revenue Service (the "Service"). In addition, THCR is required to maintain detailed records (including the names, addresses, social security numbers and other information with respect to its gaming customers) dealing with, among other items, the deposit and withdrawal of funds and the maintenance of a line of credit.

  In the past, the Service had taken the position that gaming winnings from table games by nonresident aliens were subject to a 30% withholding tax. The Service, however, subsequently adopted a practice of not collecting such tax. Recently enacted legislation exempts from withholding tax table game winnings by nonresident aliens, unless the Secretary of the Treasury determines by regulation that such collections have become administratively feasible.

  As the result of an audit conducted by the U.S. Department of the Treasury, Office of Financial Enforcement, Plaza Associates was alleged to have failed to timely file the "Currency Transaction Report by Casino" in connection with 65 individual currency transactions in excess of $10,000 during the period from October 31, 1986 to December 10, 1988. Plaza Associates paid a fine of $292,500 in connection with these violations. Plaza Associates has revised its internal control procedures to ensure continued compliance with these regulations.

  The Indiana Riverboat site is located near, or adjacent to and may include protected wetlands which may subject THCR to obligations or liabilities in connection with wetlands mitigation or protection.

  On April 5, 1994, the Occupational Safety and Health Administration ("OSHA") proposed a regulation that would require, inter alia, that employers who permit smoking in workplaces establish designated smoking areas, permit smoking only in such areas, and assure that designated smoking areas be enclosed, exhausted directly to the outside, and maintained under negative pressure sufficient to contain tobacco smoke within the designated area. Plaza Associates has estimated construction costs to build enclosed, exhausted, negative-pressure smoking rooms in Trump Plaza to be $1.5 million for its casino and $2.5 million for its restaurants. Plaza Associates has also estimated construction costs to provide negative-pressure exhaust systems for Trump Plaza hotel rooms to be $1,500 per room; however, management believes that it is highly unlikely that the regulation, if promulgated, would require hotel rooms to be equipped with exhaust systems if smoking is prohibited in the rooms during housekeeping and maintenance activities. If the regulation is promulgated and is applicable to Trump Plaza hotel rooms, the number of rooms that would be affected is not known at this time.

  THCR is subject to other federal, state and local regulations and, on a periodic basis, must obtain various licenses and permits, including those required to sell alcoholic beverages in the State of New Jersey as well as in other jurisdictions. Management of THCR believes all required licenses and permits necessary to conduct the business of THCR has been obtained for operations in the State of New Jersey.

  THCR expects to be subject to similar rigorous regulatory standards in each other jurisdiction in which it seeks to conduct gaming operations. There can be no assurance that regulations adopted, permits required or taxes imposed by other jurisdictions will permit profitable operations by THCR in those jurisdictions.

  In addition, the federal Merchant Marine Act, 1936 and the Federal Shipping Act, 1916 and the applicable regulations thereunder contain provisions designed to prevent persons who are not citizens of the United States, as defined therein, from beneficially owning more than 25% of the capital stock of any entity operating a vessel on the Great Lakes.

ITEM 2. PROPERTIES.

  Plaza Associates owns and leases several parcels of land in and around Atlantic City, New Jersey, each of which is used in connection with the operation of Trump Plaza and each of which is currently subject to the liens of the mortgages associated with the Plaza Notes (collectively, the "Plaza Mortgages") and certain other liens.

  Plaza Casino Parcel. Trump Plaza's main tower is located on The Boardwalk in Atlantic City, New Jersey, next to the existing Atlantic City Convention Center. It occupies the entire city block (approximately 2.38 acres) bounded by The Boardwalk, Mississippi Avenue, Pacific Avenue and Columbia Place (the "Plaza Casino Parcel").

  The Plaza Casino Parcel consists of four tracts of land, one of which is owned by Plaza Associates and three of which are leased to Plaza Associates pursuant to three non-renewable ground leases, each of which expires on December 31, 2078 (each, a "Plaza Ground Lease"). Trump Seashore Associates ("Trump Seashore"), Seashore Four Associates ("Seashore Four") and Plaza Hotel Management Company (each, a "Plaza Ground Lessor") are the owners/lessors under such respective Plaza Ground Leases (respectively, the "TSA Lease," "SFA Lease" and "PHMC Lease"; the land which is subject to the Plaza Ground Leases (which includes Additional Parcel 1, as defined) is referred to collectively as the "Plaza Leasehold Tracts" and individually as a "Plaza Leasehold Tract"). Trump Seashore Associates and Seashore Four Associates are 100% beneficially owned by Trump and are, therefore, affiliates of THCR.

  The Plaza Ground Leases provide that each Plaza Ground Lessor may encumber its fee estate with mortgage liens, but any such fee mortgage will not increase the rent under the applicable Plaza Ground Lease and must be subordinate to such Plaza Ground Lease. Accordingly, any default by a Plaza Ground Lessor under any such fee mortgage will not result in a termination of the applicable Plaza Ground Lease but would permit the fee mortgagee to bring a foreclosure action and succeed to the interests of the Plaza Ground Lessor in the fee estate, subject to Plaza Associates' leasehold estate under such Plaza Ground Lease. Each Plaza Ground Lease also specifically provides that the Plaza Ground Lessor may sell its interest in the applicable Plaza Leasehold Tract, but any such sale would be made subject to Plaza Associates' interest in the applicable Plaza Ground Lease.

  On August 1, 1991, as security for indebtedness owed to a third party, Trump Seashore transferred its interest in the TSA Lease to United States Trust Company of New York ("UST"), as trustee for the benefit of such third party creditor. The trust agreement among UST, Trump Seashore and such creditor provides that the trust shall terminate on the earlier of (i) August 1, 2012 or (ii) the date on which such third party creditor certifies to UST that all principal, interest and other sums due and owing from Trump Seashore to such third party creditor have been paid.

  On September 20, 1995, Trump Seashore and its third party lender entered into a mortgage note modification and extension agreement, pursuant to which Trump Seashore and such third party lender extended the term of the indebtedness described above, which matured in October 1993, to September 30, 1996, and increased the interest rate to be paid on such indebtedness to one and one-half percent in excess of the interest rate stated by such third party lender to be its prime rate.

  The SFA Lease and the PHMC Lease each contain options pursuant to which Plaza Associates may purchase the Plaza Leasehold Tract covered by such Plaza Ground Lease at certain times during the term of such Plaza Ground Lease under certain circumstances. The purchase price pursuant to each option is specified in the SFA Lease and the PHMC Lease, respectively.

  The Plaza Ground Leases are "net leases" pursuant to which Plaza Associates, in addition to the payment of fixed rent, is responsible for all costs and expenses with respect to the use, operation and ownership of the Plaza Leasehold Tracts and the improvements now, or which may in the future be, located thereon, including, but not limited to, all maintenance and repair costs, insurance premiums, real estate taxes, assessments and utility charges.

  The improvements located on the Plaza Leasehold Tracts are owned by Plaza Associates during the terms of the respective Plaza Ground Leases, and upon the expiration of the term of each Plaza Ground Lease (for whatever reason), ownership of such improvements will vest in the Plaza Ground Lessor.

  If a bankruptcy case is filed by or commenced against a Plaza Ground Lessor under applicable bankruptcy law, the trustee in bankruptcy in a liquidation or reorganization case under the applicable bankruptcy law, or a debtor-in-possession in a reorganization case under the applicable bankruptcy law, has the right, at its option, to assume or reject the Plaza Ground Lease of the debtor-lessor (subject, in each case, to court approval). If the Plaza Ground Lease is assumed, the rights and obligations of Plaza Associates thereunder, and the rights of the trustee with respect to the Plaza Notes (the "Plaza Note Trustee") as leasehold mortgagee under the agreements relating to the issuance of the Plaza Notes (the "Plaza Note Agreements"), would continue in full force and effect. If the Plaza Ground Lease is rejected, Plaza Associates would have the right, at its election, either (i) to treat the Plaza Ground Lease as terminated, or (ii) to continue in possession of the land and improvements under the Plaza Ground Lease for the balance of the term thereof and at the rental set forth therein (with a right to offset against such rent any damages caused by the Plaza Ground Lessor's failure to thereafter perform its obligations under such Plaza Ground Lease). Under the Plaza Note Agreements, Plaza Associates assigned to the Plaza Note Trustee its rights to elect whether to treat the Plaza Ground Lease as terminated or to remain in possession of the leased premises if the Plaza Ground Leases are rejected.

  In the case of the Plaza Ground Leases, the rejection of a Plaza Ground Lease by a trustee in bankruptcy or debtor-lessor (as debtor-in-possession) may result in termination of any options to purchase the fee estate of the debtor-lessor and the Plaza Note Trustee's option (as leasehold mortgagee as described above), if the Plaza Ground Lease is terminated, to enter into a new lease directly with the lessor. In addition, under an interpretation of New Jersey law, it is possible that a court would regard such options as separate contracts and, therefore, severable from the Plaza Ground Lease. In such event, the trustee in bankruptcy or debtor-lessor (as debtor-in-possession) could assume the Plaza Ground Lease, while rejecting some or all of such options under the Plaza Ground Lease.

  Parking Parcels. Plaza Associates owns a parcel of land (the "Plaza Garage Parcel") located across the street from the Plaza Casino Parcel and along Pacific Avenue in a portion of the block bounded by Pacific Avenue, Mississippi Avenue, Atlantic Avenue and Missouri Avenue. Plaza Associates has constructed the Transportation Facility on the Plaza Garage Parcel. An enclosed pedestrian walkway from the parking garage accesses Trump Plaza at the casino level. Parking at the parking garage is available to Trump Plaza's guests, as well as to the general public. One of the tracts comprising a portion of the Plaza Garage Parcel is subject to a first mortgage on Plaza Associates' fee interest in such tract. As of December 31, 1995, such mortgage secured indebtedness had an approximate outstanding principal balance of $0.1 million.

  Plaza Associates leases, pursuant to the PHMC Lease, a parcel of land located on the northwest corner of the intersection of Mississippi and Pacific Avenues consisting of approximately 11,800 square feet ("Additional Parcel 1") and owns another parcel on Mississippi Avenue adjacent to Additional Parcel 1 consisting of approximately 5,750 square feet (the "Bordonaro Parcel"). Additional Parcel 1 and the Bordonaro Parcel are presently paved and used for surface parking.

  Plaza Associates also owns five parcels of land, aggregating approximately 43,300 square feet, and subleases one parcel consisting of approximately 3,125 square feet. All of such parcels are contiguous and are located along Atlantic Avenue, in the same block as the Plaza Garage Parcel. They are used for signage and surface parking and are not encumbered by any mortgage liens other than those of the Plaza Mortgages.

  Warehouse Parcel. Plaza Associates owns a warehouse and office facility located in Egg Harbor Township, New Jersey, containing approximately 64,000 square feet of space (the "Egg Harbor Parcel"). The Egg Harbor Parcel is encumbered by a first mortgage having an outstanding principal balance, as of December 31, 1995, of approximately $1.5 million and is encumbered by the Plaza Mortgage.

  Trump Plaza East. In connection with the Merger Transaction, Plaza Associates intends to exercise the five-year option to purchase the fee and leasehold interests comprising Trump Plaza East (the "Trump Plaza East Purchase Option"). In October 1993, Plaza Associates assumed the leases associated with Trump Plaza East. Until such time as the Trump Plaza East Purchase Option is exercised or expires, Plaza Associates is obligated to pay the net expenses associated with Trump Plaza East. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources" and "Executive Compensation--Compensation Committee Interlocks and Insider Participation--Certain Related Party Transactions of Trump." During the years ended December 31, 1995 and 1994, Plaza Associates incurred approximately $3.8 million and $4.9 million, respectively, of such expenses. Under the Trump Plaza East Purchase Option, Plaza Associates has the right to acquire the fee interest in Trump Plaza East for a purchase price of $28.0 million through December 31, 1996 increasing by $1.0 million annually thereafter until expiration on June 30, 1998.

  Plaza Associates currently intends to exercise the Trump Plaza East Purchase Option in connection with the Merger Transaction. However, if Plaza Associates does not exercise the Trump Plaza East Purchase Option in connection with the Merger Transaction, up to $30.0 million of internally generated funds and/or additional financing would be required to fund the acquisition pursuant to the existing purchase option. There can be no assurance that such financing would be available on attractive terms, if at all. In addition, the exercise of the Trump Plaza East Purchase Option may require the consent of certain of Trump's personal creditors, and there can be no assurance that such consent will be obtained at the time Plaza Associates desires to exercise the Trump Plaza East Purchase Option. The CCC has required that Plaza Associates exercise the Trump Plaza East Purchase Option no later than July 1, 1996. Plaza Associates intends to request that the CCC extend the July 1, 1996 deadline for exercising the Trump Plaza East Purchase Option if it is not exercised in connection with the Merger Transaction, although there can be no assurance that such extension would be granted. Failure of THCR to acquire Trump Plaza East, to obtain an extension of the July 1, 1996 deadline or to obtain an extension of the existing lease of the premises beyond its current June 30, 1998 expiration date would have a material adverse effect on THCR. See "Executive Compensation--Compensation Committee Interlocks and Insider Participation--Certain Related Party Transactions of Trump."

  Plaza Associates has substantially completed its renovation and integration of Trump Plaza East. If Plaza Associates is unable to finance the purchase price of Trump Plaza East pursuant to the Trump Plaza East Purchase Option, any amounts expended with respect to Trump Plaza East, including payments under the Trump Plaza East Purchase Option and the lease pursuant to which Plaza Associates leases Trump Plaza East, and any improvements thereon, would inure to the benefit of the owner of Trump Plaza East and not to Plaza Associates and would increase the cost of demolition of any improvements for which Plaza Associates would be liable. As of December 31, 1995, Plaza Associates had capitalized approximately $36.4 million in construction costs related to Trump Plaza East. If the development of Trump Plaza East is not successful, THCR would be required to write off the capitalized construction costs associated with the project.

  In September 1993, Trump (as predecessor in interest to Plaza Associates under the lease for Trump Plaza East) entered into the Time Warner Sublease with Time Warner pursuant to which Time Warner subleased the entire first floor of retail space for a new Warner Brothers Studio Store which opened in July 1994. The Time Warner Sublease provides for a ten-year term which expires on the last day of the month immediately preceding the tenth anniversary of the commencement date and contains two five-year renewal options exercisable by Time Warner. Time Warner renovated the premises in connection with opening the studio store. Rent under the Time Warner Sublease is currently accruing and will not become due and payable to Plaza Associates until the satisfaction of certain conditions designed to protect Time Warner from the termination of the Time Warner Sublease by reason of the termination of Plaza Associates' leasehold estate in Trump Plaza East or the foreclosure of a certain mortgage (prior to the exercise of the Trump Plaza East Purchase Option) and until Time Warner's unamortized construction costs are less than accrued rent. No assurances can be made that such conditions will be satisfied. In addition, Time Warner may terminate the Time Warner Sublease at any time after July 1996 in the event that gross sales for the store do not meet certain threshold amounts or at any time if Plaza Associates fails to operate a first-class hotel on Trump Plaza East. See "Executive Compensation--Compensation Committee Interlocks and Insider Participation--Certain Related Party Transactions of Trump."

  Trump World's Fair. Pursuant to the option to purchase Trump World's Fair (the "Trump World's Fair Purchase Option"), on June 12, 1995, using proceeds from the June 1995 Offerings, Plaza Associates acquired title to Trump World's Fair. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." Further, pursuant to an easement agreement with The New Jersey Sports and Exposition Authority ("NJSEA"), Plaza Associates has an exclusive easement over, in and through the portions of the Atlantic City Convention Center to be used as the pedestrian walkway connecting the Trump Plaza's main tower and Trump World's Fair. The easement is for a 25-year term and may be renewed at the option of Plaza Associates for one additional 25-year period. In consideration of the granting of the easement,

Plaza Associates must pay to NJSEA the sum of $2,000,000 annually, such annual payment to be adjusted every five years to reflect changes in the consumer price index. Plaza Associates will have the right to terminate the easement agreement at any time upon six months' notice to NJSEA in consideration of a termination payment of $1,000,000. See "Executive Compensation--Compensation Committee Interlocks and Insider Participation--Certain Related Party Transactions of Trump" and "Business--Gaming and Other Laws and Regulations-- New Jersey Gaming Regulations--Approved Hotel Facilities."

  Superior Mortgages. The liens securing the indebtedness on the Plaza Garage Parcel and the Egg Harbor Parcel (all of such liens are collectively called the "Existing Senior Plaza Mortgages") are all senior to the liens of the Plaza Mortgages. The principal amount currently secured by such Existing Senior Plaza Mortgages as of December 31, 1995 was, in the aggregate, approximately $3.0 million.

  Plaza Associates has financed or leased and from time to time will finance or lease its acquisition of furniture, fixtures and equipment. The lien in favor of any such lender or lessor may be superior to the liens of the Plaza Mortgages.

  Trump Tower. THCR has entered into a ten year lease with The Trump-Equitable Fifth Avenue Company, a corporation wholly owned by Trump, dated as of July 1, 1995, for the lease of office space in The Trump Tower in New York City, which THCR may use for its general, executive and administrative offices. The fixed rent is $115,500 per year, paid in equal monthly installments, for the period from July 1, 1995 to June 30, 2000 and will be $129,250 per year, paid in equal monthly installments, for the period from July 1, 2000 to June 30, 2005. In addition, THCR will pay as additional rent, among other things, a portion of the property taxes due each year. THCR has the option to terminate this lease upon ninety days' written notice and payment of $32,312.50.

  Indiana Riverboat. See "Business --Indiana Riverboat."

ITEM 3. LEGAL PROCEEDINGS.

  General. Plaza Associates, its partners, certain members of its former executive committee, and certain of its employees, have been involved in various legal proceedings. In general, Plaza Associates has agreed to indemnify such persons and entities against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings. Such persons and entities are vigorously defending the allegations against them and intend to vigorously contest any future proceedings.

  Trump Plaza East. From monies made available to it, the CRDA is required to set aside $100 million for investment in hotel development projects in Atlantic City undertaken by casino licensees which result in the construction or rehabilitation of at least 200 hotel rooms by December 31, 1996. These investments are to fund up to 35% of the cost to casino licensees of such projects. See "Business--Gaming and Other Laws and Regulations--New Jersey Gaming Regulations--Investment Alternative Tax Obligations." Plaza Associates made application for such funding to the CRDA with respect to its proposed construction and rehabilitation of the Trump Plaza East hotel rooms and related Boardwalk and second level facilities, proposed demolition of an existing hotel expansion structure attached thereto and development of an appurtenant public park, roadway and parking area on the site thereof and proposed acquisition of the entire project site.

  The CRDA, in rulings through January 10, 1995, approved the hotel development project and, with respect to same, reserved to Plaza Associates the right to take investment tax credits in an amount equal to 27% ($14.1 million) of $52.4 million of eligible estimated project development costs. In October 1994, following a September 1994 CCC ruling authorizing same, Plaza Associates advised the CRDA of its intention to, without affecting either the project development costs or the tax credits, locate approximately 15,000 square feet of casino space on the second floor of Trump Plaza East and was advised by the CRDA that its proposed use of such space would not affect the approval of the hotel development project.

  As part of its approval and on the basis of its powers of eminent domain, the CRDA, during 1994, initiated five condemnation proceedings in the Superior Court of New Jersey, Atlantic County, to acquire certain small parcels of land within the project site. The defendants in three of those matters, with respect to parcels which impact only the public park and parking areas, Casino Reinvestment Development Authority v. Banin, et al., Docket No. ATL-L-2676-94, Casino Reinvestment Development Authority v. Sabatini, et al., Docket No. ATL-L-2976-94, and Casino Reinvestment Development Authority v. Coking, et al., Docket No. ATL-L-2974-94, asserted numerous defenses to the condemnation complaints and filed counterclaims against CRDA and third-party complaints against Plaza Associates alleging, inter alia, an improper exercise of CRDA power for private purposes and conspiracy between the CRDA and Plaza Associates. After the filing of briefs and a hearing, a New Jersey Superior Court judge issued an opinion that the Trump Plaza East acquisition and renovation was not eligible for CRDA funding and, as a result, the CRDA could not exercise its power of eminent domain because the project included casino floor space. The court, by order dated April 18, 1995, dismissed the condemnation complaints with prejudice. On April 17, the same judge dismissed the counterclaims and third-party complaints without prejudice. Notices of appeal were filed with the New Jersey Superior Court, Appellate Division, on April 21, 1995 by the CRDA and on April 24, 1995 by Plaza Associates. On May 1, 1995, the Casino Association of New Jersey on behalf of its members, 11 of the 12 Atlantic City casino hotels, filed a motion to intervene or, in the alternative, for leave to appear as an amicus curiae. Briefs have been filed by all parties and the matter has been scheduled for oral argument during the week beginning April 15, 1996.

  The completion of the planned renovations of Trump Plaza East is not dependent upon the utilization of CRDA funding or upon the CRDA's acquisition of the real estate subject to the condemnation proceedings. Plaza Associates intends to pursue this appeal vigorously and believes it will be successful, based in part on the March 29, 1995 opinion of the New Jersey Office of Legislative Services ("OLS"), which serves as legal counsel to the New Jersey State Legislature, that N.J.S.A. 5:12-173.8 empowered the CRDA to approve and fund projects such as Trump Plaza East and, in part, on the fact that Section
173.8 expressly exempts hotel development projects from the statutory limitation with respect to any CRDA investment or project which directly and exclusively benefits the casino hotel or related facility.

  In a related matter, Vera Coking, et al. v. Atlantic City Planning Board and Trump Plaza Associates, Docket No. ATL-L-339-94, the Atlantic City Planning Board's approval of the Trump Plaza East renovation was challenged on various grounds. In July 1994, a New Jersey Superior Court judge upheld the Atlantic City Planning Board approvals with respect to the hotel renovation component of Trump Plaza East and the new roadway but invalidated the approval of the valet parking lot and the public park because Plaza Associates lacked site control with respect to the small parcels of land CRDA sought to condemn. Plaintiff appealed the court's decision upholding the approval of the hotel renovation and new roadway and Plaza Associates cross-appealed the court's decision invalidating the approval of the public park and valet parking area. Plaza Associates with-drew its cross-appeal and plaintiff's appeal is pending in the Superior Court of New Jersey, Appellate Division, Docket No. A-1511-94-T1. Plaza Associates received land-use approval for and has constructed the valet parking area after deletion of the small parcels.

  In another related matter, Josef Banin and Vera Coking v. Atlantic City Planning Board and Trump Plaza Associates, Docket No. L-2188-95, the land-use approval for this area has been challenged on various grounds. Plaza Associates filed its answer to the complaint denying the allegations of the complaint. The land-use approval involves certain minor amendments to the previously granted site plan approvals for the hotel renovation component of Trump Plaza East and the new roadway. The amendments included certain design changes with respect to the Trump Plaza East and certain design changes to the roadway. The amendments did not require any variance relief and the amendments fully complied with the Land Use Ordinance of the City of Atlantic City. The plaintiffs allege the Atlantic City Planning Board acted in an arbitrary and capricious manner in approving the amendments and further argue that the chairperson of the Atlantic City Planning Board had a conflict of interest in hearing the matter because of her status as an employee of the CRDA, the entity that had approved certain funding for the project. On January 26, 1996, the New Jersey Superior Court upheld the approval of the amendment by the Atlantic City Planning Board and rejected the plaintiffs' claim with respect to the chairwoman's conflict of interest. The plaintiffs may appeal the decision of the New Jersey Superior Court.

  Penthouse Litigation. On April 3, 1989, BPHC Acquisition, Inc. and BPHC Parking Corp. (collectively, "BPHC") filed a third-party complaint (the "Complaint") against Plaza Associates and Trump. The Complaint arose in connection with the action entitled Boardwalk Properties, Inc. and Penthouse International Ltd. v. BPHC Acquisition, Inc. and BPHC Parking Corp., which was instituted on March 20, 1989 in the New Jersey Superior Court, Chancery Division, Atlantic County.

  The suit arose in connection with the conditional sale by Boardwalk Properties, Inc. ("BPI") (or, with respect to certain of the property, BPI's agreement to sell) to Trump of BPI's fee and leasehold interests in (i) Trump Plaza East, (ii) an approximately 4.2-acre parcel of land located on Atlantic Avenue, diagonally across from Trump Plaza's parking garage (the "Columbus Plaza Site") which was then owned by an entity in which 50% of the interests were each owned by BPHC and BPI and (iii) an additional 1,462 square foot parcel of land located within the area of Trump Plaza East (the "Bongiovanni Site"). Prior to BPI entering into its agreement with Trump, BPI had entered into agreements with BPHC which provided, among other things, for the sale to BPHC of Trump Plaza East, as well as BPI's interest in the Columbus Plaza Site, assuming that certain contingencies were satisfied by a certain date. Additionally, by agreement between BPHC and BPI, in the event BPHC failed to close on Trump Plaza East, BPHC would convey to BPI the Bongiovanni Site. Upon BPHC's failure to close on Trump Plaza East, BPI entered into its agreement with Trump pursuant to which it sold Trump Plaza East to Trump and instituted a lawsuit against BPHC for specific performance to compel BPHC to transfer to BPI, BPHC's interest in the Columbus Plaza Site and Bongiovanni Site, as provided for in the various agreements between BPHC and BPI and in the agreement between BPI and Trump.

  The Complaint alleged that Plaza Associates and/or Trump engaged in the following activities: civil conspiracy, violations of the New Jersey Antitrust Act, violations of the New Jersey RICO statute, malicious interference with contractual relations, malicious interference with prospective economic advantage, inducement to breach a fiduciary duty and malicious abuse of process. The relief sought in the Complaint included, among other things, compensatory damages, punitive damages, treble damages, injunctive relief, the revocation of all of Plaza Associates' and Trump's casino licenses, the revocation of Plaza Associates' current Certificate of Partnership, the revocation of any other licenses or permits issued to Plaza Associates and Trump by the State of New Jersey, and a declaration voiding the conveyance by BPI to Trump of BPI's interest in Trump Plaza East, as well as BPI's and/or Trump's rights to obtain title to the Columbus Plaza Site.

  On October 13, 1993, a final judgment as to Trump and Plaza Associates was filed. That judgment dismissed each and every claim against Trump and Plaza Associates. The case remained open as to final resolution of all claims between BPI and BPHC. Following the entry of a subsequent judgment as to those claims, BPHC and BPI have settled all claims between them. BPHC is pursuing its appeal as to Trump and Plaza Associates but only as to its money damages claims of interference with contract and prospective economic advantage and of inducing BPI to breach its fiduciary duty to BPHC. All other claims raised in BPHC's complaint as to Trump and Plaza Associates and dismissed by the October 13, 1993 judgment have been finally determined in favor of Trump and Plaza Associates. All briefs due in connection with BPHC's appeal are being filed. No argument date has been set.

  Other Litigation. Various legal proceedings are now pending against Plaza Associates. THCR considers all such proceedings to be ordinary litigation incident to the character of its business and not material to its business or financial condition. The majority of such claims are covered by liability insurance (subject to applicable deductibles), and THCR believes that the resolution of these claims, to the extent not covered by insurance, will not, individually or in the aggregate, have a material adverse effect on the financial condition or results of operations of THCR.

  From time to time, Plaza Associates may be involved in routine administrative proceedings involving allegations that it has violated certain provisions of the Casino Control Act. However, THCR believes that the final outcome of these proceedings will not, either individually or in the aggregate, have a material adverse effect on THCR or on the ability of Plaza Associates to otherwise retain or renew any casino or other licenses required under the Casino Control Act for the operation of Trump Plaza.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted by THCR to its security holders for a vote during the fourth quarter of 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The THCR Common Stock is listed on the NYSE under the symbol "DJT." The initial public offering price of the THCR Common Stock was $14.00 per share. The following table reflects the high and low sales prices of the THCR Common Stock as reported by the NYSE.

                                                                 HIGH     LOW
                                                                ------- -------
   1995
   ----
   First quarter............................................... N/A     N/A
   Second quarter (from June 7, 1995).......................... $14     $11 5/8
   Third quarter............................................... $19 3/4 $13
   Fourth quarter.............................................. $21 5/8 $14
   1996
   ----
   First quarter (through March 25, 1996)...................... $28 7/8 $18 3/4

  As of March 22, 1996 there were approximately 233 holders of record of THCR Common Stock.

  Trump is the sole beneficial owner of all 1,000 outstanding shares of Class B Common Stock, par value $.01 per Share, of THCR (the "THCR Class B Common Stock"). No established trading market exists for the THCR Class B Common Stock and no shares of THCR Class B Common Stock have been transferred since their issuance to Trump. The THCR Class B Common Stock has no right to receive any dividend or other distribution with respect to the equity of THCR.

  THCR has never paid a dividend on the THCR Common Stock and does not anticipate paying one in the foreseeable future. The payment of any future dividends will be at the discretion of the THCR Board of Directors and will depend upon, among other things, THCR's financial condition and capital needs, legal restrictions on the payment of dividends, contractual restrictions in financing agreements and on other factors deemed pertinent by the THCR Board of Directors. It is the current policy of the THCR Board of Directors to retain earnings, if any, for use in THCR's subsidiaries' operations (except as set forth in the partnership agreement governing THCR Holdings) and THCR otherwise has no current intention of paying dividends to the holders of THCR Common Stock. In addition, the Plaza Note Indenture and the Senior Note Indenture contain certain covenants, including, without limitation, covenants with respect to limitations on the payment of dividends, which limitations would limit THCR's ability to obtain funds from THCR Holdings with which to pay dividends. Pursuant to these indentures, there are restrictions on the payment of dividends unless, among other things, (i) no default or event of default has occurred and is continuing under the indenture, (ii) certain entities meet certain consolidated financial ratios and (iii) the total amount of the dividends does not exceed certain amounts specified in the indentures.

ITEM 6. SELECTED FINANCIAL DATA.

  The following table sets forth certain historical consolidated financial information of Trump AC and Plaza Associates (predecessors of THCR) for each of the years ended December 31, 1991 through 1994 and for the period January 1, 1995 through June 12, 1995 and certain historical consolidated financial information of THCR for the period from inception (June 12, 1995) to December 31, 1995 (See Note 1 below). All financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations of THCR," and the consolidated and condensed financial statements and the related notes thereto included elsewhere in this Form 10-K.

                                     TRUMP AC AND PLAZA ASSOCIATES
                                                                                        THCR
                                                                                   FROM INCEPTION
                                                                                  JUNE 12, 1995 TO
                                                                       FROM       DECEMBER 31, 1995
                               YEARS ENDED DECEMBER 31,           JANUARY 1, 1995     (NOTE 1)
                          --------------------------------------      THROUGH     -----------------
                            1991      1992      1993      1994     JUNE 12, 1995        1995
                          --------  --------  --------  --------  --------------- -----------------
                                           (IN THOUSANDS) (EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS
 DATA:
Revenues:
 Gaming.................  $233,265  $265,448  $264,081  $261,451     $122,865        $  175,208
 Other..................    66,411    73,270    69,203    66,869       29,523            44,659
 Trump World's Fair.....    11,547     9,465       --        --           --                --
                          --------  --------  --------  --------     --------        ----------
 Gross revenues.........   311,223   348,183   333,284   328,320      152,388           219,867
 Promotional allowances.    31,539    34,865    32,793    33,257       14,540            24,394
                          --------  --------  --------  --------     --------        ----------
 Net revenues...........   279,684   313,318   300,491   295,063      137,848           195,473
                          --------  --------  --------  --------     --------        ----------
Costs and expenses:
 Gaming.................   133,547   146,328   136,895   139,540       69,467            95,533
 Other..................    23,404    23,670    24,778    23,380        9,483            14,449
 General and
  administrative........    69,631    75,459    71,624    73,075       30,081            42,826
 Depreciation and
  amortization..........    16,193    15,842    17,554    15,653        6,999             9,219
 Restructuring charges..       943     5,177       --        --           --                --
 Trump World's Fair.....    19,879    11,839       --        --           --                --
                          --------  --------  --------  --------     --------        ----------
 Total costs and
  expenses..............   263,597   278,315   250,851   251,648      116,030           162,027
                          --------  --------  --------  --------     --------        ----------
Income from operations..    16,087    35,003    49,640    43,415       21,818            33,446
Interest expense, net...    33,363    31,356    39,889    48,219       22,113            31,273
Other non-operating
 expense(a).............    14,818     1,462     3,873     4,931        1,649             4,094
Extraordinary (loss)
 gain(b)................       --    (38,205)    4,120       --        (9,250)              --
Provision (benefit) for
 income taxes...........    (2,864)     (233)      660      (865)        (161)              --
                          --------  --------  --------  --------     --------        ----------
Net income (loss).......  $(29,230) $(35,787) $  9,338  $ (8,870)    $(11,033)       $   (1,921)
                          ========  ========  ========  ========     ========        ==========
Net (loss) per common
 share(c)...............                                                                  $(.19)
                                                                                          =====
Average Shares
 Outstanding............                                                             10,133,333
BALANCE SHEET DATA (AT
 END OF PERIOD):
Cash and cash
 equivalents............  $ 10,474  $ 18,802  $ 14,393  $ 11,144     $ 28,125        $   19,208
Property and equipment,
 net....................   306,834   300,266   293,141   298,354      301,316           408,231
Total assets............   378,398   370,349   374,498   375,643      394,085           584,545
Total long-term debt,
 net of current
 maturities(d)..........    33,326   249,723   395,948   403,214      331,142           494,471
Preferred partnership
 interest...............       --     58,092       --        --           --                --
Total capital (deficit).    54,043    11,362   (54,710)  (63,580)     (74,613)           50,591

---------------------
Note 1: THCR was incorporated on March 28, 1995 and conducted no operations until the June 1995 Stock Offering and contributed the proceeds therefrom to THCR Holdings in exchange for an approximately 60% general partnership interest in THCR Holdings. At the consummation of the June 1995 Stock Offering, Trump contributed his 100% beneficial interest in Plaza Funding, Trump AC and Plaza Associates to THCR Holdings for an approximate 40% limited partnership interest in THCR Holdings. In addition, Trump contributed to THCR Holdings all of his existing interests and rights to new gaming activities in both emerging and established gaming jurisdictions, including Trump Indiana. The financial data as of December 31, 1995 and for the period ended December 31, 1995 reflect the operations of THCR from inception (June 12, 1995) to December 31, 1995.

(a) Other non-operating expense for the year ended December 31, 1991 includes a $10.9 million charge associated with the rejection of the lease associated with the former Trump Regency Hotel and $4.0 million of costs associated with certain litigation. Other non-operating expense for 1992 includes $1.5 million of costs associated with certain litigation. Other non-operating expense for the years ended December 31, 1993, 1994, for the period January 1, 1995 through June 12, 1995 and for the period June 12, 1995 through December 31, 1995 includes $3.9, $4.9, $1.6 and $2.1 million, respectively, of real estate taxes and leasing costs associated with Trump Plaza East.
(b) The extraordinary loss for the year ended December 31, 1992 consists of the effect of stating Plaza Funding's preferred stock issued at fair value as compared to the carrying value of these securities and the write off of certain deferred financing charges and costs. The excess of the carrying value of a note obligation over the amount of the settlement payment net of related prepaid expenses in the amount of $4,120,000 has been reported as an extraordinary gain for the year ended December 31, 1993. The extraordinary loss of $9,250,000 for the period from January 1, 1995 through June 12, 1995 relates to the redemption of the PIK Notes and PIK Note Warrants and the write off of related unamortized deferred financing costs.
(c) Earnings per share is based upon average shares outstanding, shares and phantom stock units awarded to the Chief Executive Officer of THCR under the 1995 Stock Plan (as defined) and common stock equivalent and represents net income (loss) divided by such amounts. The shares of THCR Class B Common Stock owned by Trump have no economic interest and, therefore, are not considered.
(d) Reflects reclassification in 1991 of indebtedness relating to outstanding mortgage bonds as a current liability due to then existing events of default.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

  As THCR commenced operations on June 12, 1995, and its results of operations are primarily those of Plaza Associates, a discussion and analysis of the financial condition and results of operations of Plaza Associates is set forth below. Neither THCR nor any of its subsidiaries has any significant operating history, other than Plaza Associates, although THCR Holdings has incurred certain expenses including interest on the Senior Notes and Trump Indiana has incurred significant expenses relating to the development of the Indiana Riverboat. See "--Liquidity and Capital Resources." The partnership agreement governing THCR Holdings provides that all business activities of THCR must be conducted through THCR Holdings or subsidiary partnerships or corporations.

  THCR had a loss per share of $.19 for the period from inception (June 12, 1995) through December 31, 1995, based on 10,133,333 average shares outstanding. Assuming the conversion of Trump's interest in THCR Holdings, which was convertible into 6,666,667 shares of THCR Common Stock during such period, loss per share would have been $.11 for the period from inception (June 12, 1995) through December 31, 1995, based on 16,800,000 shares outstanding. THCR commenced operations on June 12, 1995, and therefore, there are no comparable results for prior periods.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

  Gaming revenues were $298.1 million for the year ended December 31, 1995, an increase of $36.6 million or 14.0% from gaming revenues of $261.5 million in 1994. This increase in gaming revenues consisted of an increase in both table games and slot revenues. While 1994 was adversely affected by unfavorable winter weather, construction and management turnover, management believes that the increase in gaming revenues in 1995 is also due to an increased level of demand evident in the Atlantic City market generally, as well as to management's marketing and other initiatives, including the introduction of new slot machines and table games, the addition of bill acceptors on slot machines, an increase in casino floor square footage and an increase in promotional allowances.

  Slot revenues were $201.7 million for the year ended December 31, 1995, an increase of $33.0 million or 19.5% from $168.7 million in 1994. This increase was primarily due to certain factors mentioned in the foregoing paragraph including the implementation of an aggressive slot marketing program.

  Table games revenues were $96.4 million for the year ended December 31, 1995, an increase of $3.6 million or 3.9% from table games revenues of $92.8 million in 1994. This was primarily due to an increase in table games drop (i.e., the dollar value of chips purchased) by $27.0 million or 4.5% for the year ended December 31, 1995 from 1994.

  During the year ended December 31, 1995, gaming credit extended to customers was approximately 17.7% of overall table play, an increase of approximately 0.7% from 1994. At December 31, 1995, gaming receivables amounted to approximately $13.8 million, an increase of approximately $0.1 million from 1994, with allowances for doubtful gaming receivables of approximately $7.9 million, a decrease of approximately $0.6 million from 1994.

  Other revenues were $74.2 million for the year ended December 31, 1995, an increase of $7.3 million or 10.9% from other revenues of $66.9 million in 1994. Other revenues include revenues from rooms, food and beverage and miscellaneous items. This increase primarily reflects increases in food and beverage revenues attendant to higher levels of gaming activity and promotional allowances and expenses.

  Promotional allowances were $38.9 million for the year ended December 31, 1995, an increase of $5.6 million or 17% from $33.3 million in 1994. This increase is primarily attributable to an increase in gaming activity.

  Gaming costs and expenses were $164.8 million for the year ended December 31, 1995, an increase of $25.3 million or 18.1% from gaming costs and expenses of $139.5 million in 1994. This increase is primarily due to increased promotional and operating expense and taxes associated with increased levels of gaming revenues from 1994.

  General and administrative expenses were $68.6 million for the year ended December 31, 1995, a decrease of $4.5 million or 6.2% from general and administrative expenses of $73.1 million in 1994. This decrease is primarily the result of cost containment measures.

  Income from operations was $59.8 million for the year ended December 31, 1995, an increase of $16.4 million or 37.8% from income from operations of $43.4 million in 1994.

  Net interest expense was $43.3 million for the year ended December 31, 1995, a decrease of $4.9 million or 10.2% from net interest expense of $48.2 million in 1994. This decrease is attributable to the retirement of the PIK Notes in June 1995 partly offset by the increased interest expense associated with equipment financing and capital leases incurred during 1995.

  Other non-operating expense was $5.7 million for the year ended December 31, 1995, an increase of $0.8 million or 16.3% from non-operating expense of $4.9 million in 1994. This increase is primarily attributable to costs associated with Trump World's Fair.

  The extraordinary loss of $9,250,000 for the year ended December 31, 1995 relates to the redemption and write-off of unamortized deferred financing costs relating to the repurchase and redemption on June 12, 1995 of all of the PIK Notes and related PIK Note Warrants.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993

  Gaming revenues were $261.5 million for the year ended December 31, 1994, a decrease of $2.6 million or 1.0% from gaming revenues of $264.1 million in 1993, although gaming revenues increased for the industry generally in Atlantic City for the year ended December 31, 1994 compared to the year ended December 31, 1993. This decrease in gaming revenues consisted of a reduction in both table games and slot revenues. These results were impacted by a number of major ice and snow storms throughout the northeastern United States, during the three months ended March 31, 1994 which severely restricted travel in the region. Bad weather also impacted the Atlantic City market's results for the three months ended March 31, 1993; however, the weather during the comparable period in 1994 was much more severe. The decrease in gaming revenues was also due in part to disruptions caused by an expansion of the casino floor which created operating inefficiencies by temporarily disrupting the normal flow of patrons upon entrance to the casino, as well as detracting from the overall appearance of the casino floor. Also, in 1994 Trump Plaza experienced turnover of certain key management positions which had a negative impact on operations. This negative impact was mitigated by the end of 1994 as new management was hired and began implementing new policies and marketing programs. See "Business of THCR--Trump Plaza Business Strategy" and "Management of THCR-- Employment Agreements."

  Slot revenues were $168.7 million for the year ended December 31, 1994, a decrease of $1.8 million or 1.1% from slot revenues of $170.5 million in 1993. This decrease was due in part to the sensitivity of slot revenues to certain of the factors specified in the foregoing paragraph. Plaza Associates elected to discontinue certain progressive slot programs, thereby reversing certain accruals into revenue which had the effect of improving slot revenue by $0.6 million for the year ended December 31, 1994.

  Table games revenues were $92.8 million for the year ended December 31, 1994, a decrease of $0.8 million or 0.9% from table games revenues of $93.6 million in 1993. This decrease was primarily due to a reduction in table games drop by $26.7 million or 4.3% for the year ended December 31, 1994 from 1993, offset by an increase in the table games hold percentage (the percentage of table drop retained by Plaza Associates) to 15.5% for the year ended December 31, 1994 from 14.9% in 1993.

  During the year ended December 31, 1994, gaming credit extended to customers was approximately 17% of overall table play, a decrease of 1% from 1993. At December 31, 1994, gaming receivables amounted to approximately $13.7 million, a decrease of approximately $2.3 million from 1993, with allowances for doubtful gaming receivables of approximately $8.5 million, a decrease of approximately $1.9 million from 1993.

  Other revenues were $66.9 million for the year ended December 31, 1994, a decrease of $2.3 million or 3.3% from other revenues of $69.2 million in 1993. This decrease in other revenues primarily reflects decreases in food and beverage revenue resulting from changes in bus couponing.

  Promotional allowances were $33.3 million for the year ended December 31, 1994, an increase of $0.5 million or 1.5% from $32.8 million in 1993. This increase is attributable to increased marketing and promotional activities.

  Gaming costs and expenses were $139.5 million for the year ended December 31, 1994, an increase of $2.6 million or 1.9% from gaming costs and expenses of $136.9 million in 1993. This increase was primarily due to increased marketing costs instituted toward the end of 1994. These marketing programs consisted of increased bus programs and direct marketing activities. The increase in marketing costs was offset by decreased gaming taxes associated with the decreased levels of gaming activity and revenues from 1993.

  General and administrative expenses were $73.1 million for the year ended December 31, 1994, an increase of $1.5 million or 2.1% from the general and administrative expenses of $71.6 million in 1993. This increase resulted primarily from $1.1 million in cash associated with donations to the CRDA for the year ended December 31, 1994.

  Income from operations was $43.4 million for the year ended December 31, 1994, a decrease of $6.2 million or 12.5% from income from operations of $49.6 million for 1993.

  Net interest expense was $48.2 million for the year ended December 31, 1994, an increase of $8.3 million or 20.8% from net interest expense of $39.9 million in 1993. This increase is primarily attributable to increased interest expenses associated with the Plaza Notes and the PIK Notes which were outstanding for all of 1994.

  Other non-operating expense was $4.9 million (including $3.1 million of leasing costs) for the year ended December 31, 1994, an increase of $1.0 million or 25.6% from other non-operating expense of $3.9 million in 1993. This increase is directly attributable to twelve months of costs associated with Trump Plaza East. See Note 6 to the accompanying Financial Statements of Trump AC and Plaza Associates.

LIQUIDITY AND CAPITAL RESOURCES

  General. On June 12, 1995, THCR consummated the June 1995 Stock Offering of 10,000,000 shares of THCR Common Stock at the offering price of $14.00 per share, resulting in aggregate gross proceeds to THCR of $140,000,000, and THCR Holdings and THCR Funding consummated the June 1995 Note Offering. The proceeds to THCR from the June 1995 Stock Offering were contributed by THCR to THCR Holdings in return for an approximately 60% general partnership interest in THCR Holdings. THCR Holdings, in turn, has used net proceeds from the June 1995 Offerings through December 31, 1995 for the following purposes: (a) repurchase and redemption of the PIK Notes and PIK Note Warrants (including accrued interest payable) for $86,209,000, (b) exercise of the option to acquire Trump World's Fair (the "Trump World's Fair Purchase Option") for $58,150,000, (c) construction costs for Trump World's Fair of $13,346,000, (d) construction costs at Trump Plaza East of $15,150,000 and (e) construction and land acquisition costs of $29,999,000 for the Indiana Riverboat. The balance of the proceeds have been and will be used for the completion of the construction at Trump Plaza, Trump Plaza East, Trump World's Fair and the Indiana Riverboat, as well as for general corporate purposes.

  Each of the Plaza Note Indenture and the Senior Note Indenture restricts the ability of Plaza Associates, Trump Indiana and other subsidiaries of THCR Holdings to make distributions to partners or pay dividends, as the case may be, unless certain financial ratios are achieved. Further, given the rapidly changing competitive environment and the risks associated with THCR's proposed expansion plans, THCR's future operating results are highly conditional and could fluctuate significantly. Moreover, as a condition to the June 1995 Note Offering, THCR Holdings and THCR Funding entered into a Cash Collateral and Disbursement Agreement (the "Cash Collateral Agreement") with First Bank National Association in its respective capacities as Trustee and Disbursement Agent (each as defined therein). The Cash Collateral Agreement called for initial deposits to custodial accounts which are restricted in use for (a) Trump Indiana for the ship and land projects, (b) Trump Plaza construction projects, including the exercise of the Trump World's Fair Purchase Option and construction projects at Trump Plaza East and Trump World's Fair and (c) the first two interest payments on the Senior Notes. As of December 31, 1995, $12,013,000 was restricted for the second interest payment on the Senior Notes and is reflected as restricted cash in THCR's condensed consolidated balance sheets. The balance of restricted funds as of December 31, 1995 consisted of approximately $4,001,000 to be used at Trump Indiana and approximately $36,029,000 to be used at Trump World's Fair, and such amounts are reflected as cash restricted for future construction as a non-current asset in THCR's balance sheets. With these restricted funds, as well as cash flow from operating activities, and the financings discussed above (some of which still remain to be obtained), THCR management believes that sufficient funds will be available to complete the projects that are currently in development. In addition, Plaza Associates may be obligated to comply with certain proposed regulations of the OSHA, if adopted. THCR is unable to estimate the cost, if any, to Plaza Associates of such compliance. See "Business--Gaming and Other Laws and Regulations--Other Laws and Regulations." Further, the ability of Plaza Associates to make payments of dividends or distributions through Trump AC to THCR Holdings may be restricted by the CCC. Similarly, the ability of Trump Indiana to make payments of dividends or distributions to THCR Holdings may be restricted by the IGC. See "Business--Gaming and Other Laws and Regulations."

  Plaza Associates. Cash flow from operating activities is Plaza Associates' principal source of liquidity. Cash flow from operating activities was $26.9 million for the year ended 1995. The increase of $6.9 million in net cash provided by operating activities as compared to 1994 principally reflects increased income from operations.

  Capital expenditures of $109.8 million for the year ended December 31, 1995 increased approximately $89.3 million from 1994. Capital expenditures attributable to Trump Plaza East were approximately $8.7 million and $24.9 million for the years ended December 31, 1994 and 1995. Capital expenditures attributable to Trump World's Fair were approximately $73.7 million for 1995. Capital expenditures for improvements to existing facilities were $11.8 million and $11.2 million for the years ended December 31, 1994 and 1995. See "Business --Trump Plaza Business Strategy--Facilities and Amenities."

  As described in "Business--Certain Indebtedness of THCR--Other Indebtedness," THCR has approximately $15.7 million in additional consolidated long-term indebtedness, including, as of December 31, 1995, approximately $3.0 million due under outstanding mortgage notes described under "Properties." Approximately $2.9 million of such indebtedness will mature through December 31, 1996. Management expects that this debt will be repaid with cash from operating activities.

  At December 31, 1995, Plaza Associates had combined working capital of $6.6 million, which included a receivable from the CRDA for $6.0 million for reimbursable improvements made to the Trump Plaza East, which receivable is currently the subject of litigation. See "Legal Proceedings." At December 31, 1994, Plaza Associates had a combined working capital deficit totalling $7.1 million, which also included such receivable.

  In 1993, Plaza Associates received the approval of the CCC, subject to certain conditions, for the expansion of its hotel facilities at Trump Plaza East. As part of the Trump Plaza Expansion, management commenced the expansion and renovation of rooms at Trump Plaza East and as of February 16, 1996, the casino and 249 (of 349) hotel rooms and suites had opened. Trump World's Fair renovations are scheduled for completion during the second quarter of 1996.

  As a result of the Trump Plaza Expansion, Plaza Associates will be permitted, subject to certain conditions, to increase, and is in the process of increasing, Trump Plaza's casino floor space to 90,000 square feet. Plaza

Associates petitioned the CCC to permit it to increase such space to 100,000 square feet pursuant to a statutory amendment which became effective January 25, 1995. In its May 18, 1995 declaratory rulings with respect to this petition, the CCC determined, among other things, that the approved hotel comprised of Trump Plaza's main tower and Trump Plaza East is permitted to contain a maximum of 100,000 square feet of casino space. Plaza Associates added to Trump Plaza approximately 9,000 square feet in April 1994, 1,000 square feet in July 1994, and 3,000 square feet in December 1994. At December 31, 1995, the total casino square footage was approximately 73,600 square feet. On February 15, 1996, an additional 17,000 square feet of casino space was opened at Trump Plaza and Trump Plaza East.

  Pursuant to the Trump Plaza East Purchase Option, which expires on June 30, 1998, Plaza Associates may purchase both the fee and leasehold interest comprising Trump Plaza East. See "Executive Compensation-- Compensation Committee Interlocks and Insider Participation--Certain Related Party Transactions of Trump." Until such time as the Trump Plaza East Purchase Option is exercised or expires, Plaza Associates is obligated to pay the net expenses associated with Trump Plaza East, including, without limitation, current real estate taxes (approximately $1.2 million per year based upon current assessed valuation) and annual lease payments of $3.1 million per year. Under the Trump Plaza East Purchase Option, Plaza Associates has the right to acquire Trump Plaza East for a purchase price of $28.0 million through December 31, 1996, increasing by $1.0 million annually thereafter until expiration on June 30, 1998. In addition, Plaza Associates has the right of first offer upon any proposed sale of all or any portion of the fee interest in Trump Plaza East during the term of the Trump Plaza East Purchase Option (the "Right of First Offer"). Under the terms of the Trump Plaza East Purchase Option, if Plaza Associates defaults in making payments due under the terms of the Trump Plaza East Purchase Option, Plaza Associates would be liable to the grantor of the Trump Plaza East Purchase Option for the sum of
(a) the present value of all remaining payments to be made by Plaza Associates pursuant to the Trump Plaza East Purchase Option during the term thereof and
(b) the cost of demolition of all improvements then located at Trump Plaza East unless such improvements had been accepted in writing by the grantor. Plaza Associates intends to exercise the Trump Plaza East Purchase Option in connection with the Merger Transaction.

  Management believes that the net proceeds of the June 1995 Offerings and equipment financings allocated to Trump Plaza East and cash flow from operations should be sufficient to complete the planned renovations of Trump Plaza East at a remaining cost, at December 31, 1995, of approximately $8.7 million. Management anticipates incurring equipment financing for a portion of the gaming equipment at Trump Plaza East. Commitments are currently in place with respect to some of such financing, and management believes that it will be able to obtain the remainder of such financing on customary terms acceptable to Plaza Associates, although there can be no assurance given to that effect. Pursuant to the Right of First Offer, Plaza Associates has ten days after receiving written notice from the grantor of the proposed sale to commit to exercise the right to acquire Trump Plaza East at the lesser of the proposed sale price and the applicable exercise price under the Trump Plaza East Purchase Option. If Plaza Associates commits to exercise the Right of First Offer, it has ten days from the date of the commitment to deposit $3,000,000 with the grantor, to be credited towards the purchase price or to be retained by the grantor if the closing, through no fault of the grantor, does not occur within ninety days (or, subject to certain conditions, 120 days) of the date of the commitment. There can be no assurance that Plaza Associates would have the liquidity necessary to exercise its Right of First Offer on a timely basis should it be required; however, a portion of the proceeds from the Offerings will be used to exercise the Trump Plaza East Purchase Option.

  Approximately $58 million of the net proceeds of the June 1995 Offerings were used to exercise the Trump World's Fair Purchase Option. Management believes that the net proceeds of the June 1995 Offerings, together with additional equipment financing, will be sufficient to fund the additional approximately $42.5 million required to complete renovation of and open Trump World's Fair in the second quarter of 1996, although there can be no assurance given to that effect. Associated with the opening of Trump World's Fair, management anticipates incurring approximately $5.3 million of pre-opening costs, which will be expensed at the time of its opening.

  Pursuant to the terms of the TPM Services Agreement (as defined), in consideration for services provided, Plaza Associates pays Trump Plaza Management Corp. ("TPM") each year an annual fee of $1.0 million in equal monthly installments and reimburses TPM on a monthly basis for all reasonable out-of-pocket expenses incurred by TPM in performing its obligations under the TPM Services Agreement, up to certain amounts. Approximately $1.3 million, $1.3 million and $1.2 million of payments under the TPM Services Agreement were expensed for the years ended December 31, 1995, 1994 and 1993, respectively. Payments received under the TPM Services Agreement are currently pledged by TPM to secure lease payments for a helicopter that TPM makes available to Plaza Associates. Pending approval by the lessor of the helicopter, it is currently contemplated that the stock of TPM will be transferred by Trump to THCR Holdings, which will in turn assume the lease and related obligations. See "Executive Compensation--Compensation Committee Interlocks and Insider Participation--Certain Related Party Transactions of Trump."

  In addition, Plaza Associates may be obligated to comply with certain proposed regulations of OSHA if adopted. See "Business--Gaming and Other Laws and Regulations--Other Laws and Regulations."

  Trump Indiana. Pursuant to the terms of the certificate of suitability issued to Trump Indiana, Trump Indiana must comply with certain statutory and other requirements imposed by the IGC. Failure to comply with the foregoing conditions and/or failure to commence riverboat excursions by June 28, 1996, may result in the revocation of the certificate of suitability. There can be no assurance that THCR and/or Trump Indiana will be able to comply with the terms of the certificate of suitability, or that a riverboat owner's license will ultimately be granted. THCR anticipates that its riverboat owner's license (which would supersede the certificate of suitability) would impose substantially similar conditions on the operations of the Indiana Riverboat to those set forth in the certificate of suitability, although no assurances may be made.

  In addition to the approximately $84 million anticipated to be spent prior to commencing the operations of the Indiana Riverboat in the second quarter of 1996, during its initial five-year license term, an additional $69 million of funds (consisting of approximately $48 million for the construction of a hotel and other amenities and $21 million for infrastructure improvements and other municipal uses) will be required to be spent by Trump Indiana in connection with the Indiana Riverboat facility and related commitments, including commitments required in connection with the licensure process. The sources of the initial $84 million include, and are anticipated to include: $34 million from the proceeds of the June 1995 Offerings, $20 million from vessel financing, $10 million from slot machine financing, $10 million from a mortgage on Trump Indiana's interest in the Buffington Harbor site or from a working capital facility and $10 million from operating leases. Trump Indiana has received commitments for $15 million in vessel financing and nearly $2 million in equipment financing and has signed a letter of intent for an additional $14.2 million in equipment financing (including approximately $8 million for slot machines). Trump Indiana is seeking commitments for the additional financing required to commence the operations of the Indiana Riverboat. The remaining $69 million required to be spent over the initial five-year license term is expected to be funded with cash from operations or additional borrowings.

  On August 30, 1995, Trump Indiana entered into a loan and security agreement with debis Financial Services, Inc. ("dFS") pursuant to which dFS will provide, subject to the terms and conditions thereof, $15 million in financing for the gaming vessel, which is currently under construction. As of December 31, 1995, dFS has provided Trump Indiana with approximately $6.8 million pursuant to such agreement.

  Trump Indiana and Barden entered into the BHR Agreement relating to the formation of BHR. Pursuant to the BHR Agreement, BHR will own, develop and operate all common land-based and waterside operations in support of each of Trump Indiana's and Barden's separate riverboat casinos at Buffington Harbor. Trump Indiana and Barden will each be equally responsible for the development and operating expenses of BHR. Upon its formation, BHR was capitalized with the contribution by Trump Indiana of ownership of the Buffington Harbor site and the contribution by Barden of $6.75 million. Barden has subsequently contributed approximately $14 million for construction costs to equal the costs previously funded by Trump Indiana; thereafter, Trump Indiana and Barden will share all of the development and operating expenses of BHR equally. There can be no assurance that THCR or Trump Indiana will be able to fund from operations or to finance on terms satisfactory to THCR or Trump Indiana any future required expenditures or, if available, other such indebtedness would be permitted under existing debt instruments of THCR. Furthermore, THCR will also be dependent on the ability of Barden to pay for its share of the development and operating expenses of BHR and there can be no assurance that Barden will be able to fund such expenses. Associated with the opening of the Indiana Riverboat, management anticipates incurring $5.75 million of pre-opening costs, which will be expensed at the time of the opening.

  THCR. THCR has no independent means of generating revenues and its sole source of liquidity is distributions and other permitted payments from THCR Holdings. As of December 31, 1995, THCR did not have any long or short-term indebtedness, and is not anticipated to have any in the near future. THCR Holdings has agreed that all expenses of THCR shall, to the maximum extent practicable, be paid directly by THCR Holdings. Any other expenses paid directly by THCR are required to be reimbursed promptly by THCR Holdings and are deemed to be expenses of THCR Holdings. Any other projects pursued by THCR in the future would require additional funds. There can be no assurance that sufficient funds will be available either from cash generated by operating activities or from additional financing sources for such projects.

SEASONALITY

  The gaming industry in Atlantic City is seasonal, with the heaviest activity at Trump Plaza occurring during the period from May through September. Consequently, THCR's operating results during the two quarters ending in March and December would not likely be as profitable as the two quarters ending in June and September. THCR has no operating history in Indiana, and is unable to predict seasonality with respect to the Indiana Riverboat.

INFLATION

  There was no significant impact on Plaza Associates' operations as a result of inflation during 1995, 1994 or 1993.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                           PAGE
Trump Hotels & Casino Resorts, Inc.
  Report of Independent Public Accountants................................  49
  Consolidated Balance Sheet as of December 31, 1995......................  50
  Consolidated Statement of Operations for the period from inception (June
   12, 1995) through December 31, 1995....................................  51
  Consolidated Statement of Stockholders' Equity for the period from inception (June 12, 1995) through December 31, 1995....................  52
  Consolidated Statement of Cash Flows for the period from inception (June
   12, 1995) through December 31, 1995....................................  53
  Notes to Consolidated Financial Statements..............................  54
Trump AC and Trump Plaza Associates
  Report of Independent Public Accountants................................  67
  Consolidated Balance Sheets as of December 31, 1994 and June 12, 1995...  68
  Consolidated Statements of Operations for the years ended December 31,
   1993 and 1994
   and for the period from January 1, 1995 through June 12, 1995..........  69
  Consolidated Statements of Capital (Deficit) for the years ended
   December 31, 1993 and 1994
   and for the period from January 1, 1995 through June 12, 1995..........  70
  Consolidated Statements of Cash Flows for the years ended December 31,
   1993 and 1994
   and for the period from January 1, 1995 through June 12, 1995..........  71
  Notes to Consolidated Financial Statements..............................  72
Financial Statement Schedules
  Report of Independent Public Accountants................................  84
Schedule II--Trump Hotels & Casino Resorts, Inc.
  Valuation and Qualifying Accounts for the Period from Inception (June
   12, 1995) to
   December 31, 1995......................................................  85
  Report of Independent Public Accountants................................  86
Schedule II--Trump Atlantic City Associates and Trump Plaza Associates
  Valuation and Qualifying Accounts for the Years Ended December 31, 1993,
   1994 and
   for the Period from January 1, 1995 through June 12, 1995..............  87

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump Hotels & Casino Resorts, Inc.:

  We have audited the accompanying consolidated balance sheet of Trump Hotels & Casino Resorts, Inc. (a Delaware Corporation) and Subsidiaries as of December 31, 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the period from inception (June 12, 1995) through December 31, 1995. These consolidated financial statements are the responsibility of the management of Trump Hotels & Casino Resorts, Inc. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trump Hotels & Casino Resorts, Inc. and Subsidiaries as of December 31, 1995 and the results of their operations and their cash flows for the period from inception (June 12, 1995) through December 31, 1995, in conformity with generally accepted accounting principles.

                                           Arthur Andersen LLP

Roseland, New Jersey
February 21, 1996

                      TRUMP HOTELS & CASINO RESORTS, INC.
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1995

                             ASSETS
CURRENT ASSETS:
  Cash & cash equivalents........................................ $ 19,208,000
  Restricted cash (Note 8).......................................   12,013,000
  Trade receivables, net of allowances for doubtful accounts of
   $8,077,000....................................................    7,576,000
  Accounts receivable, other (Note 6)............................    6,884,000
  Inventories....................................................    2,609,000
  Prepaid expenses and other current assets......................    5,171,000
                                                                  ------------
    Total current assets.........................................   53,461,000
                                                                  ------------
INVESTMENT IN BUFFINGTON HARBOR (Note 10)........................   21,823,000
PROPERTY AND EQUIPMENT (Notes 4, 6 and 8):
  Land and land improvements.....................................   48,308,000
  Buildings and building improvements............................  350,366,000
  Furniture, fixtures and equipment..............................   91,033,000
  Leasehold improvements.........................................    2,434,000
  Construction in progress.......................................   63,379,000
  Less--accumulated depreciation and amortization................ (147,289,000)
                                                                  ------------
    Net property and equipment...................................  408,231,000
                                                                  ------------
CASH RESTRICTED FOR FUTURE CONSTRUCTION (Note 8).................   40,030,000
LAND RIGHTS, net of accumulated amortization of $4,149,000 (Note
 2)..............................................................   29,320,000
NOTE RECEIVABLE (Note 9).........................................    3,000,000
DEFERRED LOAN COSTS, net of accumulated amortization of
 $5,827,000......................................................   20,026,000
OTHER ASSETS.....................................................    8,654,000
                                                                  ------------
    Total assets................................................. $584,545,000
                                                                  ============
                      LIABILITIES & CAPITAL
CURRENT LIABILITIES:
  Current maturities of long-term debt (Note 3).................. $  2,901,000
  Accounts payable...............................................    9,478,000
  Accrued payroll................................................    6,815,000
  Accrued interest payable ......................................    2,498,000
  Due to affiliates (Note 8).....................................      278,000
  Other accrued expenses.........................................    6,924,000
  Self insurance reserves........................................    3,750,000
  Other current liabilities......................................    2,658,000
                                                                  ------------
    Total current liabilities....................................   35,302,000
NON-CURRENT LIABILITIES:
  Long-term debt, net of current maturities (Note 3).............  494,471,000
  Deferred income taxes..........................................    4,181,000
                                                                  ------------
    Total liabilities............................................  533,954,000
                                                                  ------------
COMMITMENTS AND CONTINGENCIES (Notes 6, 8 and 10)
STOCKHOLDERS' EQUITY
  Preferred Stock, $1.00 par value, 1,000,000 shares authorized,
   none issued and outstanding                                             --
  Common Stock, $.01 par value, 50,000,000 shares authorized,
   10,066,667 issued and outstanding.............................      101,000
  Class B Common Stock, $.01 par value, 1,000 shares authorized,
   issued and outstanding                                                  --
  Additional paid-in capital.....................................   52,411,000
  Accumulated deficit............................................   (1,921,000)
                                                                  ------------
    Total stockholders' equity...................................   50,591,000
                                                                  ------------
    Total liabilities & stockholders' equity..................... $584,545,000
                                                                  ============

   The accompanying notes to financial statements are an integralpart of this consolidated financial statement.

                      TRUMP HOTELS & CASINO RESORTS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
    FOR THE PERIOD FROM INCEPTION (JUNE 12, 1995) THROUGH DECEMBER 31, 1995

REVENUES:
  Gaming......................................................... $175,208,000
  Rooms..........................................................   12,310,000
  Food and Beverage..............................................   26,065,000
  Other..........................................................    6,284,000
                                                                  ------------
    Gross Revenues...............................................  219,867,000
  Less--Promotional allowances...................................   24,394,000
                                                                  ------------
    Net Revenues.................................................  195,473,000
                                                                  ------------
COSTS AND EXPENSES:
  Gaming.........................................................   95,533,000
  Rooms..........................................................    1,305,000
  Food and Beverage..............................................   11,178,000
  General and Administrative.....................................   42,826,000
  Depreciation and Amortization..................................    9,219,000
  Other..........................................................    1,966,000
                                                                  ------------
                                                                   162,027,000
                                                                  ------------
    Income from operations.......................................   33,446,000
                                                                  ------------
NON-OPERATING INCOME AND (EXPENSES):
  Interest income................................................    3,741,000
  Interest expense...............................................  (35,014,000)
  Other non-operating expense....................................   (4,094,000)
                                                                  ------------
                                                                   (35,367,000)
                                                                  ------------
Net loss......................................................... $ (1,921,000)
                                                                  ============
Loss Per Share................................................... $       (.19)
                                                                  ============
Average Number of Shares Outstanding.............................   10,133,333
                                                                  ============

  The accompanying notes to financial statements are an integral part of this consolidated financial statement.

                      TRUMP HOTELS & CASINO RESORTS, INC.
  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD FROM INCEPTION
                   (JUNE 12, 1995) THROUGH DECEMBER 31, 1995

                          NUMBER OF SHARES
                         ------------------           ADDITIONAL
                                    CLASS B            PAID IN     ACCUMULATED
                           COMMON   COMMON   AMOUNT    CAPITAL       DEFICIT       TOTAL
                         ---------- ------- -------- ------------  -----------  ------------
Balance, June 12, 1995..             1,000  $    --  $(75,543,000) $       --   $(75,543,000)
Proceeds from issuance
 of Common Stock........ 10,000,000    --    100,000  126,748,000          --    126,848,000
Issuance of Stock Grant
 Award..................     66,667    --      1,000      933,000          --        934,000
Accretion of Phantom
 Stock Units............        --     --        --       273,000          --        273,000
Net Loss................        --     --        --           --    (1,921,000)   (1,921,000)
                         ----------  -----  -------- ------------  -----------  ------------
Balance, December 31,
 1995................... 10,066,667  1,000  $101,000 $ 52,411,000  $(1,921,000) $ 50,591,000
                         ==========  =====  ======== ============  ===========  ============



  The accompanying notes to financial statements are an integral part of this consolidated financial statement.

                      TRUMP HOTELS & CASINO RESORTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
    FOR THE PERIOD FROM INCEPTION (JUNE 12, 1995) THROUGH DECEMBER 31, 1995

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss....................................................... $  (1,921,000)
 Adjustments to reconcile net loss to net cash flows used in op-
  erating activities:
  Non Cash Charges:
   Issuance of stock grant awards and phantom stock units.......     1,207,000
   Depreciation and amortization................................     9,219,000
   Accretion of discount on mortgage notes and amortization of
    loan costs..................................................       818,000
   Provisions for losses on receivables.........................       559,000
   Deferred income taxes........................................       161,000
   Utilization of CRDA credits and donations....................       320,000
   Valuation allowance of CRDA investments......................    (1,249,000)
                                                                 -------------
    Sub-total...................................................     9,114,000
   Increase in receivables......................................    (1,722,000)
   Decrease in inventories......................................       815,000
   Increase in advances from affiliates.........................       367,000
   Decrease in other current assets.............................     6,518,000
   Decrease in other assets.....................................       346,000
   Decrease in accounts payable, accrued expenses, and other
    current liabilities.........................................    (5,123,000)
   Decrease in accrued interest payable.........................   (19,534,000)
                                                                 -------------
    Net cash flows used in operating activities.................    (9,219,000)
                                                                 -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment, net........................  (115,430,000)
 Restricted cash for short-term operating needs.................   (12,013,000)
 Cash restricted for future construction........................   (40,030,000)
 Purchase of CRDA investments...................................    (1,677,000)
 Investment in Buffington Harbor LLC............................   (21,823,000)
                                                                 -------------
    Net cash flows used in investing activities.................  (190,973,000)
                                                                 -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of Common Stock, net..................................   126,848,000
 Issuance of Senior Secured Notes, net..........................   144,258,000
 Retirement of PIK Notes........................................   (81,746,000)
 Issuance of note receivable....................................    (3,000,000)
 Payment of current maturities of long term debt................    (4,186,000)
 Additional Borrowings..........................................     9,040,000
                                                                 -------------
    Net cash flows provided by financing activities.............   191,214,000
                                                                 -------------
Net decrease in cash and cash equivalents.......................    (8,978,000)
                                                                 -------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................    28,186,000
                                                                 =============
CASH AND CASH EQUIVALENTS AT DECEMBER 31, 1995.................. $  19,208,000
                                                                 =============

  The accompanying notes to financial statements are an integral part of this consolidated financial statement.

                      TRUMP HOTELS & CASINO RESORTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

(1) ORGANIZATION AND OPERATIONS

  Trump Hotels & Casino Resorts, Inc. ("THCR"), which commenced operations on June 12, 1995, was formed on March 28, 1995 to own and operate the Trump Plaza Hotel and Casino ("Trump Plaza"), a luxury casino hotel located on The Boardwalk in Atlantic City, New Jersey. In addition, THCR, through Trump Indiana, Inc. ("Trump Indiana"), a wholly owned subsidiary of Trump Hotels & Casino Resorts Holdings, L.P. ("THCR Holdings"), approximately 60.2% owned by THCR , is in the process of developing a riverboat gaming facility at Buffington Harbor, Indiana (the "Indiana Riverboat"). THCR, through THCR Holdings and its subsidiaries, will be the exclusive vehicle through which Donald J. Trump ("Trump") will engage in new gaming activities in emerging or established gaming jurisdictions.

  The accompanying consolidated financial statements include those of THCR and THCR Holdings and its subsidiaries, Trump Atlantic City Associates ("Trump AC"), Trump Indiana, Trump Plaza Funding, Inc. ("Plaza Funding") and Trump Plaza Holding, Inc. ("Plaza Holding Inc."). Trump AC is the parent of Trump Plaza Associates ("Plaza Associates"), which owns and operates Trump Plaza. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

  On June 12, 1995, THCR completed a public offering of 10,000,000 shares of its common stock (the "THCR Common Stock") at $14.00 per share (the "June 1995 Stock Offering") for gross proceeds of $140,000,000. Concurrently with the June 1995 Stock Offering, THCR Holdings, together with its subsidiary, Trump Hotels & Casino Resorts Funding, Inc. ("THCR Funding"), issued 15 1/2% Senior Secured Notes due 2005 (the "Senior Notes") for gross proceeds of $155,000,000 (the "June 1995 Note Offering" and, together with the June 1995 Stock Offering, the "June 1995 Offerings"). THCR contributed the gross proceeds of the June 1995 Stock Offering to THCR Holdings.

  Prior to the June 1995 Offerings, Trump was the sole stockholder of THCR and sole beneficial owner of THCR Holdings. Concurrent with the June 1995 Offerings, Trump contributed to THCR Holdings all of his beneficial interest in Plaza Associates, which consisted of all of the outstanding capital stock of Plaza Funding, a 99% equity interest in Trump AC and all of the outstanding capital stock of Plaza Holding Inc., which owns the remaining 1% equity interest in Trump AC. Trump also contributed all of his existing interests and rights to new gaming activities in both emerging and established gaming jurisdictions, including Trump Indiana but excluding his interests in the Trump Taj Mahal Casino Resort (the "Taj Mahal") and Trump's Castle Casino Resort, to THCR Holdings. In exchange for Trump's contributions to THCR Holdings, Trump received an approximately 39.8% limited partnership interest in THCR Holdings.

  The proceeds of the June 1995 Stock Offering were contributed by THCR to THCR Holdings in exchange for an approximate 60.2% general partnership interest in THCR Holdings.

  Trump's limited partnership interest in THCR Holdings represents his economic interest in the assets and operations of THCR Holdings. Accordingly, such limited partnership interest is convertible at Trump's option into 6,666,667 shares of THCR Common Stock (subject to certain adjustments) representing approximately 39.8% of the outstanding shares of THCR Common Stock.

  Trump received shares of Class B Common Stock of THCR (the "THCR Class B Common Stock"). The THCR Class B Common Stock votes together with the THCR Common Stock as a single class on all matters submitted to stockholders of THCR for a vote or in respect of which consents are solicited (other than in connection with certain amendments to THCR's Amended and Restated Certificate of Incorporation). The number of votes represented by the THCR Class B Common Stock held by any holder is equal to the

                      TRUMP HOTELS & CASINO RESORTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1995
number of shares of THCR Common Stock issuable to the holder upon conversion of such holder's partnership interest in THCR Holdings into THCR Common Stock. Upon such conversion, the corresponding voting power of shares of THCR Class B Common Stock provides Trump with a voting interest in THCR which is proportionate to his equity interest in THCR Holdings' assets represented by his limited partnership interest. Except for the right to receive par value upon liquidation, the THCR Class B Common Stock has no right to receive any dividend or other distribution in respect of the equity of THCR. In addition, Trump has agreed to waive (except as set forth under the Amended and Restated Certificate of Incorporation of THCR) state law rights to vote the THCR Class B Common Stock as a separate class in the event of merger or sale of substantial assets.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 ORGANIZATION AND BASIS OF PRESENTATION

  THCR, through its subsidiaries, operates Trump Plaza, a luxury casino hotel, located on The Boardwalk in Atlantic City which provides high quality amenities and services to its casino patrons and hotel guests. A substantial portion of Trump Plaza's revenues are derived from its gaming operations and in the past Trump Plaza has targeted the higher-end drive-in slot customer. Competition in the Atlantic City casino total market is intense and management believes that this competition will continue as more casinos are opened and new entrants into the gaming industry become operational.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 REVENUE RECOGNITION

  Gaming revenues represent the net win from gaming activities which is the difference between amounts wagered and amounts won by patrons. Revenues from hotel and other services are recognized at the time the related service is performed.

  THCR provides an allowance for doubtful accounts arising from casino, hotel and other services, which is based upon a specific review of certain outstanding receivables as well as historical collection information. In determining the amount of the allowance, management is required to make certain estimates and assumptions regarding the timing and amount of collection. Actual results could differ from those estimates and assumptions.

 PROMOTIONAL ALLOWANCES

  The retail value of accommodations, food, beverage and other services provided to customers without charge is included in gross revenue and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in gaming costs and expenses as follows:

                                                                        FROM
                                                                     INCEPTION
                                                                         TO
                                                                    DECEMBER 31,
                                                                        1995
                                                                    ------------
     Rooms......................................................... $ 3,075,000
     Food and Beverage.............................................  10,301,000
     Other.........................................................   2,574,000
                                                                    -----------
                                                                    $15,950,000
                                                                    ===========

                      TRUMP HOTELS & CASINO RESORTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1995
 INVENTORIES

  Inventories of provisions and supplies are carried at the lower of cost (weighted average) or market.

 PROPERTY AND EQUIPMENT

  Property and equipment is carried at cost and is depreciated on the straight-line method using rates based on the following estimated useful lives:

     Buildings and building improvements............................    40 years
     Furniture, fixtures and equipment..............................  3-10 years
     Leasehold improvements......................................... 10-40 years

  Interest of $88,000 associated with borrowings used to finance construction projects has been capitalized and is being amortized over the estimated useful lives of the assets.

 LAND RIGHTS

  Land rights represent the fair value of such rights at the time of contribution to Plaza Associates by the Trump Plaza Corporation, an affiliate of the Plaza Associates. These rights are being amortized over the period of the underlying operating leases which extend through 2078.

 LONG LIVED ASSETS

  During 1995, THCR adopted the provisions of Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets" ("SFAS No. 121"). SFAS No. 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment of long-lived assets exists if, at a minimum, the future expected cash flows (undiscounted and without interest charges) from an entity's operations are less than the carrying value of these assets. As a result of its review, THCR does not believe that any impairment exists in the recoverability of its long-lived assets.

 INCOME TAXES

  Income taxes are recorded under the provision of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

  Under the New Jersey Casino Control Commission (the "CCC") regulations, Plaza Associates is required to file a New Jersey corporation business tax return. As of December 31, 1995, Trump AC and Plaza Associates has state tax net operating loss carryforwards of approximately $31,000,000 which are available to offset future state taxable income. Such carryforwards expire from 1997 to 2001. The net operating loss carryforwards result in a deferred tax asset of $2,800,000 which has been offset by a valuation allowance of $2,800,000 as utilization of such carryforwards is not considered to be more likely than not.

  Plaza Associates' deferred state income taxes result primarily from differences in the timing of reporting depreciation for tax and financial statement purposes.

                      TRUMP HOTELS & CASINO RESORTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1995

 STATEMENTS OF CASH FLOWS

  For purposes of the statements of cash flows, THCR considers all highly liquid debt instruments purchased with a maturity of three months or less at the time of acquisition to be cash equivalents. The following supplemental disclosures are made to the statements of cash flows.

                                                                       1995
                                                                    -----------
     Cash paid during the year for interest........................ $48,786,000
                                                                    ===========
     Cash paid for state and Federal income taxes.................. $       --
                                                                    ===========

 EARNINGS PER SHARE

  Earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding (unless antidilutive), including shares granted to the President, Chief Executive Officer and Chief Financial Officer (See Note 5). The shares of the THCR Class B Common Stock owned by Trump have no economic interest and are therefore not considered in the calculation of weighted average shares outstanding. Stock options have not been considered since their effect would be antidilutive.

 MINORITY INTEREST

  As there is no minority interest basis in THCR Holdings as of December 31, 1995, no benefit relating to minority interest in THCR Holdings' loss has been reflected.

(3) LONG-TERM DEBT

  Long-term debt consists of the following:

                                                                   DECEMBER 31,
                                                                       1995
                                                                   ------------
   10 7/8% Mortgage Notes due 2001 net of unamortized discount of
    $3,348,000 (A)...............................................  $326,652,000
   15 1/2% Senior Secured Notes due 2005 (B).....................   155,000,000
   Mortgage notes payable (C)....................................     2,953,000
   Other (D).....................................................    12,767,000
                                                                   ------------
                                                                    497,372,000
   Less--Current maturities......................................     2,901,000
                                                                   ------------
                                                                   $494,471,000
                                                                   ============

---------------------
(A) On June 25, 1993, Plaza Funding issued $330,000,000 principal amount of 10 7/8% Mortgage Notes, due 2001 (the "Plaza Notes"), net of discount of $4,313,000 and loaned the proceeds to Plaza Associates. Net proceeds of the offering were used to redeem all of Plaza Funding's outstanding $225,000,000 principal amount 12% Mortgage Bonds, due 2002 and together with other funds to redeem all of Plaza Funding's stock units, comprised of $75,000,000 liquidation preference participating cumulative redeemable Preferred Stock with associated shares of Common Stock, to repay $17,500,000 principal amount 9.14% Regency Notes due 2003, to make a portion of a distribution to Trump to pay certain personal indebtedness, and to pay transaction expenses.

                      TRUMP HOTELS & CASINO RESORTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1995

  The Plaza Notes mature on June 15, 2001 and are redeemable at any time on or after June 15, 1998, at the option of Plaza Funding or Plaza Associates in whole or in part, at the principal amount plus a premium which declines ratably each year to zero in the year of maturity. The Plaza Notes bear interest at the stated rate of 10 7/8% per annum from the date of issuance, payable semi-annually on each June 15 and December 15, commencing December 15, 1993 and are secured by substantially all of Plaza Associates' assets. The accompanying consolidated financial statements reflect interest expense at the effective interest rate of 11.12% per annum.

  The indenture governing the Plaza Notes (the "Plaza Note Indenture") contains certain covenants limiting the ability of Plaza Associates to incur indebtedness, including indebtedness secured by liens on Trump Plaza. In addition, Plaza Associates may, under certain circumstances, incur up to $25,000,000 of indebtedness to finance the expansion of its facilities, which indebtedness may be secured by a lien on Trump Plaza East (see Note
  6) senior to the liens of one of the Plaza Mortgages (the "Plaza Note Mortgage") and another of the Plaza Mortgages (the "Plaza Guarantee Mortgage"). The Plaza Notes represent the senior indebtedness of Plaza Funding. The note from Plaza Associates to Plaza Funding in the same principle amount of the Plaza Notes (the "Plaza Associates Note") and the guarantee of the Plaza Notes (the "Plaza Guarantee") rank pari passu in right of payment with all existing and future senior indebtedness of Plaza Associates.

  The Plaza Notes, the Plaza Associates Note, the Plaza Note Mortgage, the Plaza Guarantee and the Plaza Guarantee Mortgage are non-recourse to the partners of Plaza Associates, to the shareholders of Plaza Funding and to all other persons and entities (other than Plaza Funding and Plaza Associates), including Trump. Upon an event of default, holders of the Plaza Notes would have recourse only to the assets of Plaza Funding and Plaza Associates.

(B) On June 12, 1995, THCR Holdings and THCR Funding issued $155,000,000 principal amount of Senior Notes. The Senior Notes are redeemable in cash at the option of THCR Holdings and THCR Funding, in whole or in part, at any time on or after June 15, 2000 at redemption prices, as defined. Interest on these notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 1995, and are secured by substantially all of the assets of THCR Holdings. Costs associated with the issuance of these notes totalling approximately $10,742,000 have been deferred and are being amortized over the life of the Senior Notes.

(C) Interest on these notes are payable with interest rates ranging from 10.0% to 11.0%. The notes are due at various dates between 1996 and 1998 and are secured by real property.

  The aggregate maturities of long-term debt in each of the years subsequent to 1995 are:

     1996....................................................... $  2,901,000
     1997.......................................................    4,503,000
     1998.......................................................    1,196,000
     1999.......................................................      274,000
     2000.......................................................       96,000
     Thereafter.................................................  491,750,000(1)
                                                                 ------------
                                                                 $500,720,000
                                                                 ============

    ---------------------
    (1) Includes accretion to maturity of $3,348,000. However, this does not give effect to the proposed Merger Transaction (See Note 12).

(D) Interest on these notes and leases are payable with interest rates ranging from 7.9% to 13.5%. The notes and leases are due at various dates between 1996 and 2000 and are secured by equipment.

                      TRUMP HOTELS & CASINO RESORTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1995

The ability of Plaza Associates and Plaza Funding to repay their long-term debt when due will depend on their ability to either generate cash from operations sufficient for such purposes or to refinance such indebtedness. Management does not currently anticipate that cash flow will be sufficient and that repayment will likely depend upon the ability to refinance such indebtedness. The future operating performance and the ability to refinance such indebtedness will be subject to the then prevailing economic conditions, industry conditions and numerous other financial, business and other factors, many of which are beyond the control of Plaza Funding or Plaza Associates. There can be no assurance that the future operating performance of Plaza Associates will be sufficient to meet these repayment obligations or that the general state of the economy, the status of the capital markets generally or the receptiveness of the capital markets to the gaming industry will be conducive to refinancing or other attempts to raise capital.

(4) LEASES

  THCR leases property (primarily land), certain parking space, and various equipment under operating leases. Rent expense for 1995 was $2,751,000, of which $1,275,000 was paid to affiliates of Plaza Associates.

  Future minimum lease payments under the noncancelable operating leases are as follows:

                                                                      AMOUNTS
                                                                    RELATING TO
                                                          TOTAL      AFFILIATES
                                                       ------------ ------------
     1996............................................. $  7,013,000 $  2,450,000
     1997.............................................    7,015,000    2,494,000
     1998.............................................    5,370,000    2,494,000
     1999.............................................    3,649,000    2,450,000
     2000.............................................    3,647,000    2,525,000
     Thereafter.......................................  484,507,000  404,925,000
                                                       ------------ ------------
                                                       $511,201,000 $417,338,000
                                                       ============ ============

  Certain of these leases contain options to purchase the leased properties at various prices throughout the leased terms.

  In October 1993, Plaza Associates assumed the lease to Trump of Trump Plaza East. (the "Trump Plaza East Lease") and related expenses which are included in the above lease commitment amounts. On June 25, 1993, Plaza Associates acquired a five-year option to purchase Trump Plaza East (See Note 6).

(5) STOCK INCENTIVE PLAN

  In connection with the June 1995 Offerings, the Board of Directors of THCR (the "Board of Directors") adopted the 1995 Stock Incentive Plan (the "1995 Stock Plan"). Pursuant to the 1995 Stock Plan, directors, employees and consultants of THCR and certain of its subsidiaries and affiliates who have been selected as participants are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, stock appreciation rights, stock bonuses, restricted stock awards, performance units and phantom stock, and awards consisting of combinations of such incentives. The 1995 Stock Plan is administered by a committee appointed by the Board of Directors (the "Stock Incentive Plan Committee").

  Options granted under the 1995 Stock Plan may be incentive stock options ("ISO"), within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or nonqualified stock options ("NQSOs"). The vesting, exercisability and exercise price of the options are determined by the Stock Incentive Plan Committee when the options are granted, subject to a minimum price, in the case of ISOs, of the Fair

                      TRUMP HOTELS & CASINO RESORTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1995
Market Value (as defined in the 1995 Stock Plan) of THCR Common Stock on the date of the grant and a minimum price, in the case of NQSOs, of the par value of THCR Common Stock.

  The 1995 Stock Plan permits the Stock Incentive Plan Committee to grant stock appreciation rights ("SARs") either alone or in connection with an option. An SAR granted as an alternative or a supplement to a related stock option will entitle its holder to be paid an amount equal to the fair market value of THCR Common Stock subject to the SAR on the date of exercise of the SAR, less the exercise price of the related stock option or such other price as the Stock Incentive Plan Committee may determine at the time of the grant of the SAR (which may not be less than the lowest price which the Stock Incentive Plan Committee may determine under the 1995 Stock Plan for such stock option).

  The 1995 Stock Plan also provides that phantom stock and performance unit awards may be settled in cash, at the discretion of the Stock Incentive Plan Committee and if indicated in the applicable award agreement, on each date on which shares of THCR Common Stock covered by the awards would otherwise have been delivered or become unrestricted, in an amount equal to the fair market value of the shares on such date.

  Subject to adjustment in the event of changes in the outstanding stock or the capital structure of THCR, THCR has reserved 1,000,000 shares of THCR Common Stock for issuance under the 1995 Stock Plan.

  In connection with the June 1995 Offerings, the Stock Incentive Plan Committee granted to the President, Chief Executive Officer and Chief Financial Officer of THCR a stock bonus award of 66,667 shares of THCR Common Stock under the 1995 Stock Plan, which was fully vested upon issuance. Compensation expense of approximately $934,000 associated with the stock bonus award is reflected in the accompanying statement of operations of THCR. A phantom stock unit award was also issued to the President, Chief Executive Officer and Chief Financial Officer of THCR. This award entitles the President, Chief Executive Officer and Chief Financial Officer of THCR to receive 66,667 shares of THCR Common Stock two years following such award, subject to certain conditions. The compensation expense associated with the phantom stock award is approximately $933,000 and this amount is being amortized over the two-year vesting period and was approximately $273,000 for the period from inception to December 31, 1995. The President, Chief Executive Officer and Chief Financial Officer of THCR also received an award of NQSOs for the purchase of 133,333 shares of THCR Common Stock, subject to certain conditions (including vesting at a rate of 20% per year over a five-year period). The options have an exercise price of $14.00 per share.

  In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation." The new standard specifies permissible methods of valuing compensation attributable to stock options as well as certain required disclosures. THCR is required to adopt the new standard no later than December 31, 1996. THCR has not yet determined which method it will follow for measuring compensation cost attributable to stock options or the impact of the new standard on its consolidated financial statements.

(6) COMMITMENTS AND CONTINGENCIES

 CASINO LICENSE RENEWAL

  The operation of an Atlantic City hotel and casino is subject to significant regulatory controls which affect virtually all of its operations. Under the New Jersey Casino Control Act (the "Casino Control Act"), Plaza Associates is required to maintain certain licenses.

  In June 1995, the CCC renewed Plaza Associates, license to operate Trump Plaza. This license must be renewed in June 1999, is not transferable and will require a determination of the financial stability of Plaza Associates. Upon revocation, suspension for more than 120 days, or failure to renew the casino license, the

                      TRUMP HOTELS & CASINO RESORTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1995
Casino Control Act provides for the mandatory appointment of a conservator to take possession of the hotel and casino's business and property, subject to all valid liens, claims and encumbrances.

 LEGAL PROCEEDINGS

  THCR and certain of its employees, have been involved in various legal proceedings. In general, THCR has agreed to indemnify such persons against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgements, fines and penalties) incurred by them in said legal proceedings.

  Various legal proceedings are now pending against THCR. THCR considers all such proceedings to be ordinary litigation incident to the character of its business. THCR believes that the resolution of these claims will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

  Plaza Associates is also a party to various administrative proceedings involving allegations that it has violated certain provisions of the Casino Control Act. THCR believes that the final outcome of these proceedings will not, either individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or on the ability of Plaza Associates to otherwise retain or renew any casino or other licenses required under the Casino Control Act for the operation of Trump Plaza.

 SELF INSURANCE RESERVES

  Self insurance reserves represent the estimated amount of uninsured claims related to employee health medical costs, workmen's compensation and personal injury claims that have occurred in the normal course of business. These reserves are established by management based upon a specific review of open claims, with consideration of incurred but not reported claims as of the balance sheet date. Actual results may differ from these reserve amounts.

 CASINO REINVESTMENT DEVELOPMENT AUTHORITY OBLIGATIONS

  Pursuant to the provisions of the Casino Control Act, Plaza Associates, commencing in 1991 after the date of opening of Trump Plaza in May 1984, and continuing for a period of thirty years thereafter, must either obtain investment tax credits (as defined in the Casino Control Act), in an amount equivalent to 1.25% of its gross casino revenues, or pay an alternative tax of 2.5% of its gross casino revenues, (as defined in the Casino Control Act). Investment tax credits may be obtained by making qualified investments or by depositing funds which may be converted to bonds by the Casino Reinvestment Development Authority (the "CRDA"), both of which bear interest at below market interest rates. Plaza Associates is required to make quarterly deposits with the CRDA based on 1.25% of its gross revenue. For the period from inception (June 12, 1995) through December 31, 1995, THCR charged to operations $670,000, to give effect to the below market interest rates associated with CRDA bonds that have either been issued or are expected to be issued from funds deposited. Additionally, for the period from inception through December 31, 1995, THCR credited operations for $1,737,000, resulting from the recapture of the valuation allowance on CRDA receivable. Bonds issued by the CRDA will be accounted for under SFAS No. 121, as such bonds are not marketable.

  In connection with Trump Plaza East (see below), the CRDA has approved the use of up to $14,135,000 in deposits made by Plaza Associates for site improvements. At December 31, 1995, Plaza Associates has recorded a receivable from the CRDA of $6,022,000 which is included in Accounts Receivable, Other. A lawsuit has been filed to prevent the CRDA from returning to Plaza Associates such deposits. Although the court has ruled that

                      TRUMP HOTELS & CASINO RESORTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1995
such deposits cannot be returned, Plaza Associates has appealed this decision. Management believes that this decision will be overturned. In the event that the decision is not overturned, the receivable will be reclassified as a CRDA deposit and a charge to operations of approximately $2,000,000 would be required to reestablish the valuation allowance.

 CONCENTRATIONS OF CREDIT RISKS

  In accordance with casino industry practice, Plaza Associates extends credit to a limited number of casino patrons, after extensive background checks and investigations of credit worthiness. At December 31, 1995, approximately 27% of Plaza Associates' casino receivables (before allowances) were from customers whose primary residence is outside the United States with no significant concentration in any one foreign country.

 TRUMP PLAZA EAST

  In 1993, Plaza Associates received the approval of the CCC, subject to certain conditions, for the expansion of its hotel facilities at Trump Plaza East. On June 24, 1993, in connection with the 1993 refinancing of Trump Plaza, (i) Trump transferred title to Trump Plaza East to Missouri Boardwalk, Inc. ("Boardwalk"), a wholly owned subsidiary of Midlantic National Bank ("Midlantic"), in exchange for a reduction in indebtedness to Midlantic in an amount equal to the sum of the fair market value of Trump Plaza East and all rent payments made to Boardwalk by Trump under the Trump Plaza East Lease,
(ii) Boardwalk leased Trump Plaza East to Trump under the Trump Plaza East Lease for a term of five years, which expires on June 30, 1998, during which time Trump was obligated to pay Boardwalk $260,000 per month in lease payments, and (iii) Plaza Associates acquired a five-year option to purchase Trump Plaza East (the "Trump Plaza East Purchase Option"). In October 1993, Plaza Associates assumed the Trump Plaza East Lease and related expenses. In addition, Plaza Associates has a right of first refusal (the "Right of First Offer") upon any proposed sale of all or any portion of the fee interest in Trump Plaza East during the term of the Trump Plaza East Purchase Option. Acquisition of Trump Plaza East by Plaza Associates would under certain circumstances (provided there are no events of default under the Trump Plaza East Lease or the Trump Plaza East Purchase Option and provided that certain other events had not theretofore or do not thereafter occur) discharge Trump's obligation to Midlantic in full.

  Until such time as the Trump Plaza East Purchase Option is exercised or expires, Plaza Associates will be obligated, from and after the date it entered into the Trump Plaza East Purchase Option, to pay the net expenses associated with Trump Plaza East. During 1995, THCR incurred approximately $2,340,000 of such expenses of which $2,045,000 are included in non-operating expenses in the accompanying consolidated financial statements. Under the Trump Plaza East Purchase Option, Plaza Associates has the right to acquire Trump Plaza East for a purchase price of $28,000,000 through 1996, increasing by $1,000,000 annually thereafter until expiration on June 30, 1998. The CCC has required that Plaza Associates exercise the Trump Plaza East Purchase Option or its right of first refusal no later than July 1, 1996.

  If Plaza Associates defaults in making payments due under the Trump Plaza East Purchase Option, Plaza Associates would be liable to the lender for the sum of (a) the present value of all remaining payments to be made by Plaza Associates pursuant to the Trump Plaza East Purchase Option during the term thereof and (b) the cost of demolition of all improvements then located on Trump Plaza East.

  Plaza Associates has commenced construction at Trump Plaza East pursuant to rights granted to Plaza Associates by its lessor. Plaza Associates has received approximately $1,519,000 in CRDA credit as of December 31, 1995. As of December 31, 1995, Plaza Associates had capitalized approximately $35,700,000 in construction costs related to Trump Plaza East including a $1,000,000 consulting fee paid to Trump (See Note 8). Plaza Associates' ability to acquire Trump Plaza East pursuant to the Trump Plaza East Purchase Option is

                      TRUMP HOTELS & CASINO RESORTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1995
dependent upon its ability to obtain financing to acquire the property. The ability to incur such indebtedness is restricted by the Plaza Note Indenture. Plaza Associates' ability to purchase Trump Plaza East is dependent upon its ability to use existing cash on hand and generate cash flow from operations sufficient to fund development costs. No assurance can be given that such cash on hand will be available to Plaza Associates for such purposes or that it will be able to generate sufficient cash flow from operations. In connection with the Merger Transaction (as defined) (See Note 12), Plaza Associates expects to exercise the Trump Plaza East Purchase Option.

  The accompanying consolidated financial statements do not include any adjustments that may be necessary should Plaza Associates be unable to exercise the Trump Plaza East Purchase Option.

(7) EMPLOYEE BENEFIT PLANS

  Plaza Associates has a retirement savings plan (the "Plan") for its nonunion employees under Section 401(k) of the Internal Revenue Code. Employees are eligible to contribute up to 15% of their earnings to the Plan and Plaza Associates will match 50% of an eligible employee's contributions up to a maximum of 4% of the employee's earnings. In connection with this Plan, THCR recorded charges of $410,000 in 1995.

  Plaza Associates provides no other material post-retirement or post-employment benefits.

(8) TRANSACTIONS WITH AFFILIATES

 DUE TO/FROM AFFILIATES

  Plaza Associates leases warehouse facility space to Trump's Castle Associates. Lease payments of $4,000 were received from Trump's Castle Associates in 1995.

  Plaza Associates leases two parcels of land under long-term ground leases from Seashore Four Associates and Trump Seashore Associates. In 1995, THCR expensed $553,000 to Seashore Four Associates and paid $723,000 to Trump Seashore Associates.

 SERVICES AGREEMENT

  Pursuant to the terms of a services agreement with Trump Plaza Management Corp. ("TPM"), a corporation beneficially owned by Trump, in consideration for services provided, Plaza Associates pays TPM each year an annual fee of $1,000,000 in equal monthly installments, and reimburses TPM on a monthly basis for all reasonable out-of-pocket expenses incurred by TPM in performing its obligations under such services agreement, up to certain amounts. Under this agreement, THCR charged approximately $718,000 to expense in 1995.

 EXECUTIVE AGREEMENT

  Trump serves as the Chairman of the Board of Directors pursuant to an Executive Agreement entered into between Trump, THCR and THCR Holdings (the "Executive Agreement"). In consideration for Trump's services under the Executive Agreement, Trump receives a salary of $1,000,000 per year, payable in equal monthly installments.

 EMPLOYMENT AGREEMENT

  Nicholas L. Ribis ("Ribis"), the President, Chief Executive Officer and Chief Financial Officer of THCR entered into a five-year employment agreement (the "Revised Ribis Agreement") with THCR and THCR

                      TRUMP HOTELS & CASINO RESORTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1995
Holdings on June 12, 1995. Pursuant to the Revised Ribis Agreement, Ribis shall be employed as the President and Chief Executive Officer of THCR and Chief Executive Officer of THCR Holdings and shall receive a base salary of $907,500 annually.

 RESTRICTED CASH

  As a condition to the June 1995 Note Offering, THCR Holdings and THCR Funding entered into a Cash Collateral and Disbursement Agreement (the "Cash Collateral Agreement") with First Bank National Association in its respective capacities as Trustee and Disbursement Agent (each as defined therein). The Cash Collateral Agreement called for initial deposits to custodial accounts which are restricted in use for (a) Trump Indiana for the ship and land projects, (b) Trump Plaza construction projects, including the exercise of the option (the "Trump World's Fair Purchase Option") to purchase the former Trump Regency Hotel ("Trump World's Fair") and construction projects at Trump Plaza East and Trump World's Fair, and (c) the first two interest payments on the Senior Notes. As of December 31, 1995, $12,013,000 is restricted for the 1996 interest payment on the Senior Notes and is reflected as Restricted Cash in the accompanying balance sheet. The balance of funds restricted for Trump Indiana, Trump Plaza East and Trump World's Fair is approximately $40,030,000, at December 31, 1995, and is reflected as Restricted Cash for Future Construction in the accompanying balance sheet.

 TRUMP WORLD'S FAIR

  Under an Option Agreement with Chemical Bank ("Chemical"), Trump had an option to purchase (i) Trump World's Fair (including the land, improvements and personal property used in the operation of the hotel) and (ii) certain promissory notes made by Trump and/or certain of his affiliates and payable to Chemical (the "Chemical Notes") which are secured by certain real estate assets located in New York, unrelated to Plaza Associates. In connection with such Option Agreement, Trump assigned his rights to Plaza Associates.

  On June 12, 1995, the Trump World's Fair Purchase Option was exercised. The option price of $60,000,000 was funded with $58,150,000 from the capital contributed by THCR Holdings (See Note 1), and $1,850,000 of option payments made by Plaza Associates.

(9) NOTE RECEIVABLE

  Prior to consummation of the June 1995 Offerings, Trump incurred $3,000,000 relating to expenditures for the development of Trump Indiana and other gaming ventures. Concurrently with the June 1995 Offerings, THCR Holdings loaned Trump $3,000,000 and Trump issued to THCR Holdings a five-year promissory note (the "Trump Note") bearing interest at a fixed rate of 10% per annum, payable annually. The Trump Note will be automatically canceled in the event that at any time during the period defined in the Trump Note, the THCR Common Stock trades at a price per share equal to or greater than the prices set forth in the Trump Note (subject to adjustment in certain circumstances). During the period from inception to December 31, 1995, the trading price of the THCR Common Stock did not reach the defined prices.

(10) INVESTMENT IN BUFFINGTON HARBOR

  Trump Indiana and The Majestic Star Casino, LLC ("Barden") entered into an agreement (the "BHR Agreement") relating to the joint ownership, development and operation of all common land-based and waterside operations in support of each of their separate riverboat casinos at Buffington Harbor. Each will be equally responsible for the development and operating expenses at Buffington Harbor and THCR will be dependent on the ability of Barden to pay for its share of all future expenses. There can be no assurance that THCR or Trump Indiana will be able to fund from operations or to finance on terms satisfactory to THCR or Trump Indiana any

                      TRUMP HOTELS & CASINO RESORTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1995

such required expenditures, or, if available, whether such other indebtedness would be permitted under existing debt instruments of THCR. Furthermore, there can be no assurance that Barden will be able to fund its portion of such expenses.

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amount of the following financial instruments approximates fair value, as follows: (a) cash and cash equivalents, accrued interest receivables and payables are based on the short-term nature of these financial instruments; and (b) CRDA bonds and deposits are based on the allowances to give effect to the below market interest rates.

  The estimated fair values of other financial instruments are as follows:

                                                           DECEMBER 31, 1995
                                                       -------------------------
                                                         CARRYING
                                                          AMOUNT     FAIR VALUE
                                                       ------------ ------------
     10 7/8% Mortgage Notes........................... $326,652,000 $341,550,000
     15 1/2% Senior Secured Notes.....................  155,000,000  165,773,000

  The fair value of the Plaza Notes and the Senior Notes is based on quoted market prices obtained by THCR from its investment advisor.

  There are no quoted market prices for other notes payable and a reasonable estimate could not be made without incurring excessive costs.

(12) SUBSEQUENT EVENT

  On January 8, 1996, THCR, Taj Mahal Holding Corp. ("Taj Holding") and THCR Merger Corp. ("Merger Sub") entered into the Agreement and Plan of Merger, as amended by Amendment to Agreement and Plan of Merger, dated as of January 31, 1996 (the "Merger Agreement"), pursuant to which Merger Sub will merge with and into Taj Holding (the "Merger"). The Merger Agreement provides that each outstanding share of Class A Common Stock of Taj Holding (the "Taj Holding Class A Common Stock") (other than Dissenting Shares (as defined in the Proxy Statement-Prospectus)) will be converted into the right to receive, at each holder's election, either (a) $30.00 in cash or (b) that number of shares of THCR Common Stock as shall have a market value equal to $30.00. No fractional shares of THCR Common Stock will be issued in the Merger. The Merger Agreement also contemplates the following transactions occurring in connection with the Merger (the "Merger Transaction"):

    (a) the consummation of the offering by THCR of up to 12,500,000 shares of THCR Common Stock (and an amount to be issued pursuant to the underwriters' over-allotment option) (the "THCR Stock Offering") and the consummation of the offering by Trump AC and its wholly owned finance subsidiary Trump Atlantic City Funding, Inc. of up to $1,200,000,000 aggregate principal amount of first mortgage notes, although it is currently contemplated to aggregate $1,100,000,000, the aggregate proceeds of which will be used, together with available cash, to (i) pay cash to those holders of Taj Holding Class A Common Stock electing to receive cash in the Merger, (ii) redeem the outstanding 11.35% Mortgage Bonds, Series A due 1999 (the "Taj Bonds") of Trump Taj Mahal Funding, Inc. ("Taj Funding"), (iii) redeem the outstanding shares of Class B Common Stock of Taj Holding as required in connection with the redemption of the Taj Bonds, (iv) retire the outstanding Plaza Notes, (v) satisfy the indebtedness of Trump Taj Mahal Associates ("Taj Associates"), the owner and operator of the Taj Mahal, under its loan agreement with National Westminster Bank USA, (vi) purchase certain real property used in the operation of the Taj Mahal that is currently leased from a corporation wholly owned by Trump, (vii) purchase certain real property used

                      TRUMP HOTELS & CASINO RESORTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1995

  in the operation of Trump Plaza that is currently leased from an unaffiliated third party, (viii) make a payment to Bankers Trust Company ("Bankers Trust") to obtain releases of liens and guarantees that Bankers Trust has in connection with certain outstanding indebtedness owed by Trump to Bankers Trust, and (ix) pay related fees and expenses and provide working capital;

    (b) the contribution by Trump to Trump AC (on behalf, and at the direction, of THCR Holdings) of all of his direct and indirect ownership interests in Taj Associates; and

    (c) the contribution by THCR to Trump AC (on behalf, and at the direction, of THCR Holdings) of all of its indirect ownership interests in Taj Associates acquired in the Merger.

  To the extent that holders of Taj Holding Class A Common Stock elect to receive shares of THCR Common Stock in the Merger, THCR may reduce the size of the THCR Stock Offering. In addition to the shares of THCR Common Stock that may be issued in the THCR Stock Offering, THCR may issue, as part of the THCR Stock Offering, up to an additional 20% of such number of shares, to fund working capital and other general corporate purposes. The prospective transaction is subject to a number of conditions, including stockholder approval.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump Atlantic City Associates and
 Trump Plaza Associates:

  We have audited the accompanying consolidated balance sheets of Trump Atlantic City Associates (a New Jersey general partnership) and Trump Plaza Associates (a New Jersey general partnership) as of December 31, 1994 and June 12, 1995, and the related consolidated statements of operations, capital (deficit) and cash flows for each of the two years in the period ended December 31, 1994 and for the period from January 1, 1995 through June 12, 1995. These consolidated financial statements are the responsibility of the management of Trump Atlantic City Associates and Trump Plaza Associates. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trump Atlantic City Associates and Trump Plaza Associates as of December 31, 1994 and June 12, 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1994 and for the period from January 1, 1995 through June 12, 1995, in conformity with generally accepted accounting principles.


                                           Arthur Andersen LLP

Roseland, New Jersey
February 21, 1996

           TRUMP ATLANTIC CITY ASSOCIATES AND TRUMP PLAZA ASSOCIATES
                          CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1994 AND JUNE 12, 1995

                                                  DECEMBER 31,     JUNE 12,
                                                      1994           1995
                     ASSETS                       -------------  -------------
Current Assets:
  Cash and cash equivalents...................... $  11,144,000  $  28,125,000
  Trade receivables, net of allowances for
   doubtful accounts of $8,493,000 and
   $8,490,000, respectively......................     6,685,000      7,295,000
  Accounts receivable, other.....................       112,000            --
  Inventories....................................     2,477,000      3,424,000
  Prepaid expenses and other current assets......     4,280,000      4,419,000
  Due from affiliates, net (Note 8)..............           --          89,000
                                                  -------------  -------------
    Total current assets.........................    24,698,000     43,352,000
                                                  -------------  -------------
Property and Equipment (Notes 4, 6 and 8):
  Land and land improvements.....................    36,463,000     36,462,000
  Buildings and building improvements............   297,573,000    299,483,000
  Furniture, fixtures and equipment..............    84,709,000     84,989,000
  Leasehold improvements.........................     2,404,000      2,404,000
  Construction in progress.......................    14,864,000     21,263,000
                                                  -------------  -------------
                                                    436,013,000    444,601,000
  Less--Accumulated depreciation and amortiza-
   tion..........................................  (137,659,000)  (143,285,000)
                                                  -------------  -------------
    Net property and equipment...................   298,354,000    301,316,000
                                                  -------------  -------------
Land Rights, net of accumulated amortization of
 $3,780,000 and $3,945,000, respectively.........    29,688,000     29,524,000
                                                  -------------  -------------
Other Assets:
  Deferred bond issuance costs, net of
   accumulated amortization of $3,270,000 and
   $5,827,000, respectively (Note 3).............    14,125,000     12,105,000
  Other Assets...................................     8,778,000      7,788,000
                                                  -------------  -------------
    Total other assets...........................    22,903,000     19,893,000
                                                  -------------  -------------
    Total assets................................. $ 375,643,000  $ 394,085,000
                                                  =============  =============
             LIABILITIES AND CAPITAL
Current Liabilities:
  Current maturities of long-term debt (Note 3).. $   2,969,000  $  87,797,000
  Accounts payable...............................     9,156,000      9,303,000
  Accrued payroll................................     4,026,000      3,998,000
  Self insurance reserves (Note 6)...............     4,039,000      4,041,000
  Accrued interest payable (Note 3)..............     1,871,000     22,032,000
  Other accrued expenses.........................     7,693,000      5,253,000
  Other current liabilities......................     1,868,000      1,112,000
  Due to affiliates, net (Note 8)................       206,000            --
                                                  -------------  -------------
    Total current liabilities....................    31,828,000    133,536,000
                                                  -------------  -------------
Non-Current Liabilities:
  Long-term debt, net of discount and current ma-
   turities (Note 3).............................   403,214,000    331,142,000
  Distribution payable to Trump Plaza Funding,
   Inc...........................................     3,822,000      3,822,000
  Deferred state income taxes....................       359,000        198,000
                                                  -------------  -------------
    Total non-current liabilities................   407,395,000    335,162,000
                                                  -------------  -------------
    Total liabilities............................   439,223,000    468,698,000
                                                  -------------  -------------
Commitments and Contingencies (Notes 4 and 6)....           --             --
Capital (Deficit):
  Partner's Deficit..............................   (78,772,000)   (78,772,000)
  Retained Earnings..............................    15,192,000      4,159,000
                                                  -------------  -------------
    Total Capital (Deficit)......................   (63,580,000)   (74,613,000)
                                                  -------------  -------------
    Total liabilities and capital................ $ 375,643,000  $ 394,085,000
                                                  =============  =============

  The accompanying notes to financial statements are an integral part of these consolidated financial statements.

           TRUMP ATLANTIC CITY ASSOCIATES AND TRUMP PLAZA ASSOCIATES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE YEARS ENDED DECEMBER 31, 1993 AND 1994 AND FOR THE PERIOD FROM JANUARY
                         1, 1995 THROUGH JUNE 12, 1995

                         FOR THE YEARS ENDED DECEMBER 31,       FOR THE PERIOD
                         ----------------------------------  FROM JANUARY 1, 1995
                               1993              1994        THROUGH JUNE 12, 1995
                         ----------------  ----------------  ---------------------
Revenues:
  Gaming................     $264,081,000      $261,451,000      $122,865,000
  Rooms.................       18,324,000        18,312,000         7,676,000
  Food and Beverage.....       41,941,000        40,149,000        18,537,000
  Other.................        8,938,000         8,408,000         3,310,000
                         ----------------  ----------------      ------------
    Gross Revenues......      333,284,000       328,320,000       152,388,000
  Less--Promotional
   allowances...........       32,793,000        33,257,000        14,540,000
                         ----------------  ----------------      ------------
    Net Revenues........      300,491,000       295,063,000       137,848,000
                         ----------------  ----------------      ------------
Costs and expenses:
  Gaming................      136,895,000       139,540,000        69,467,000
  Rooms.................        2,831,000         2,715,000           958,000
  Food and Beverage.....       18,093,000        17,050,000         7,128,000
  General and
   Administrative.......       71,624,000        73,075,000        30,081,000
  Depreciation and
   Amortization.........       17,554,000        15,653,000         6,999,000
  Other.................        3,854,000         3,615,000         1,397,000
                         ----------------  ----------------      ------------
                              250,851,000       251,648,000       116,030,000
                         ----------------  ----------------      ------------
    Income from
     operations.........       49,640,000        43,415,000        21,818,000
                         ----------------  ----------------      ------------
Non-operating income
 (expense):
  Interest income.......          546,000           842,000           403,000
  Interest expense (Note
   3)...................      (40,435,000)      (49,061,000)      (22,516,000)
  Other non-operating
   expense (Note 5).....       (3,873,000)       (4,931,000)       (1,649,000)
                         ----------------  ----------------      ------------
    Non-operating
     expense, net.......      (43,762,000)      (53,150,000)      (23,762,000)
                         ----------------  ----------------      ------------
    Income (loss) before
     state income taxes
     and extraordinary
     items..............        5,878,000        (9,735,000)       (1,944,000)
Provision (benefit) for
 state income taxes.....          660,000          (865,000)         (161,000)
                         ----------------  ----------------      ------------
Income (loss) before
 extraordinary items....        5,218,000        (8,870,000)       (1,783,000)
Extraordinary gain
 (loss) (Note 5)........        4,120,000               --         (9,250,000)
                         ----------------  ----------------      ------------
Net income (loss)....... $      9,338,000  $     (8,870,000)     $(11,033,000)
                         ================  ================      ============

  The accompanying notes to financial statements are an integral part of these consolidated financial statements.

           TRUMP ATLANTIC CITY ASSOCIATES AND TRUMP PLAZA ASSOCIATES
                  CONSOLIDATED STATEMENTS OF CAPITAL (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1993 AND 1994
         AND FOR THE PERIOD FROM JANUARY 1, 1995 THROUGH JUNE 12, 1995

                                       PARTNERS'      RETAINED
                                        CAPITAL       EARNINGS       TOTAL
                                      ------------  ------------  ------------
Balance, December 31, 1992..........  $ (3,362,000) $ 14,724,000  $ 11,362,000
Net Income..........................           --      9,338,000     9,338,000
Preferred Trump Plaza Associates In-
 terest Distribution................    (6,317,000)          --     (6,317,000)
Distribution to Donald J. Trump to
 repay certain personal
 indebtedness.......................   (52,500,000)          --    (52,500,000)
Distribution to Donald J. Trump to
 redeem Trump Plaza Funding, Inc.
 Preferred Stock Units..............   (35,000,000)          --    (35,000,000)
Conversion of Preferred Trump Plaza
 Associates Interest into General
 Trump Plaza Associates Interest....    18,407,000           --     18,407,000
                                      ------------  ------------  ------------
Balance, December 31, 1993..........   (78,772,000)   24,062,000   (54,710,000)
Net Loss............................           --     (8,870,000)   (8,870,000)
                                      ------------  ------------  ------------
Balance, December 31, 1994..........  $(78,772,000) $ 15,192,000  $(63,580,000)
Net Loss............................           --    (11,033,000)  (11,033,000)
                                      ------------  ------------  ------------
Balance, June 12, 1995..............  $(78,772,000) $  4,159,000  $(74,613,000)
                                      ============  ============  ============




  The accompanying notes to financial statements are an integral part of these consolidated financial statements.

           TRUMP ATLANTIC CITY ASSOCIATES AND TRUMP PLAZA ASSOCIATES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1993 AND 1994
         AND FOR THE PERIOD FROM JANUARY 1, 1995 THROUGH JUNE 12, 1995

                                                                  FOR THE PERIOD
                                        FOR THE YEARS ENDED            FROM
                                            DECEMBER 31,          JANUARY 1, 1995
                                     ---------------------------      THROUGH
                                         1993           1994       JUNE 12, 1995
                                     -------------  ------------  ---------------
Cash flow from operating
 activities:
Net Income (loss)..................  $   9,338,000  $ (8,870,000)  $(11,033,000)
Adjustments to reconcile net income
 (loss) to net cash flows provided
 by operating activities:
  Noncash charges:
   Extraordinary loss (gain).......     (4,120,000)          --       9,250,000
   Depreciation and amortization...     17,544,000    15,653,000      6,999,000
   Accretion of discount on
    indebtedness...................        862,000     1,916,000        894,000
   Provision for losses on
    receivables....................         90,000       396,000        498,000
   Deferred state income taxes.....        729,000      (865,000)      (161,000)
   Utilization of CRDA credits and
    donations......................            --      1,062,000        127,000
   Valuation allowance of CRDA
    investments....................      1,047,000       394,000         67,000
                                     -------------  ------------   ------------
                                        25,500,000     9,686,000      6,641,000
   Decrease (increase) in
    receivables....................        823,000      (236,000)      (996,000)
   Decrease (increase) in
    inventories....................       (498,000)      (91,000)       233,000
   Increase in prepaid expenses and
    other current assets...........       (199,000)   (1,385,000)      (139,000)
   (Increase) decrease in other
    assets.........................      2,530,000     1,504,000       (744,000)
   Increase (decrease) in amounts
    due to (from) affiliates.......        188,000       109,000       (295,000)
   Increase (decrease) in accounts
    payable, accrued expenses and
    other current liabilities......     (6,524,000)   10,464,000     18,058,000
   Decrease in distribution payable
    to Trump Plaza Funding, Inc....            --       (101,000)           --
                                     -------------  ------------   ------------
   Net cash flows provided by
    operating activities...........  $  21,820,000  $ 19,950,000   $ 22,758,000
                                     -------------  ------------   ------------
Cash flows from investing
 activities:
  Purchases of property and
   equipment.......................  $ (10,052,000) $(20,489,000)  $ (7,364,000)
  Purchases of CRDA investments....     (2,823,000)   (2,525,000)           --
  Cash refund of CRDA deposits.....        196,000     1,323,000            --
  Investment in TPA/THCR...........            --            --             --
                                     -------------  ------------   ------------
  Net cash flows used in investing
   activities......................    (12,679,000)  (21,691,000)    (7,364,000)
                                     -------------  ------------   ------------
Cash flows from financing
 activities:
  Deferred financing costs.........    (17,342,000)          --             --
  Distributions to Donald J. Trump.    (87,500,000)          --             --
  Distributions to Trump Plaza
   Funding, Inc. ..................    (40,000,000)          --             --
  Preferred Trump Plaza Associates
   Interest Distribution...........     (6,282,000)          --             --
  Borrowings.......................    386,147,000       375,000      1,928,000
  Payments and current maturities
   of long-term debt...............   (248,573,000)   (1,883,000)      (341,000)
                                     -------------  ------------   ------------
  Net cash flows used in financing
   activities......................    (13,550,000)   (1,508,000)     1,587,000
                                     -------------  ------------   ------------
    Net increase (decrease) in cash
     and cash equivalents..........     (4,409,000)   (3,249,000)    16,981,000
Cash and cash equivalents at
 beginning of year.................     18,802,000    14,393,000     11,144,000
                                     -------------  ------------   ------------
Cash and cash equivalents at end of
 year..............................  $  14,393,000  $ 11,144,000   $ 28,125,000
                                     =============  ============   ============

  The accompanying notes to financial statements are an integral part of these consolidated financial statements.

                        TRUMP ATLANTIC CITY ASSOCIATES
                          AND TRUMP PLAZA ASSOCIATES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION

  The accompanying financial statements include those of Trump Atlantic City Associates ("Trump AC"), a New Jersey general partnership (formerly Trump Plaza Holding Associates), and its 99% owned subsidiary, Trump Plaza Associates ("Plaza Associates"), a New Jersey general partnership, which owns and operates Trump Plaza Hotel and Casino ("Trump Plaza") located in Atlantic City, New Jersey. Trump Plaza Funding, Inc. ("Plaza Funding"), a New Jersey corporation, owns the remaining 1% interest in Plaza Associates. Trump AC's sole source of liquidity is distributions in respect of its interest in Plaza Associates.

  All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements. The minority interest in Plaza Associates has not been separately reflected in the consolidated financial statements of Trump AC since it is not material.

  Plaza Funding was incorporated on March 14, 1986 and was originally formed solely to raise funds through the issuance and sale of its debt securities for the benefit of Plaza Associates. As part of a Prepackaged Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code consummated on
May 29, 1992, Plaza Funding became a partner of Plaza Associates and issued approximately three million stock units, each comprised of one share of Preferred Stock and one share of Common Stock of Plaza Funding. On June 25, 1993, the stock units were redeemed with a portion of the proceeds of Plaza Funding's 10 7/8% First Mortgage Notes due 2001 (the "Plaza Notes") as well as Trump AC's stock units.

  Trump AC was formed in February 1993 for the purpose of raising funds for Plaza Associates. On June 25, 1993, Trump AC completed the sale of 12,000 Units (the "Units"), each Unit consisting of $5,000 principal amount of 12 1/2% Pay-In-Kind Notes, due 2003 (the "PIK Notes"), and one PIK Note Warrant (the "PIK Note Warrants") to acquire $1,000 principal amount of PIK Notes. The PIK Notes and the PIK Note Warrants are separately transferable. Trump AC has no other assets or business other than its 99% equity interest in Plaza Associates.

  Plaza Associates was organized in June 1982. Prior to the date of the consummation of the Offerings (as defined), Plaza Associates' three partners were TP/GP Inc. ("Trump Plaza/GP"), the managing general partner of Plaza Associates, Plaza Funding and Donald J. Trump ("Trump"). On June 25, 1993, Trump contributed his interest in Trump Plaza/GP to Plaza Funding and Trump Plaza/GP merged with and into Plaza Funding. Plaza Funding then became the managing general partner of Plaza Associates. In addition, Trump contributed his interest in Plaza Associates to Trump AC, and Plaza Funding and Trump AC, each of which are wholly owned by Trump, became the sole partners of Plaza Associates.

  On June 12, 1995, Trump Hotels & Casino Resorts, Inc., ("THCR"), completed a public offering of 10,000,000 shares of common stock at $14.00 per share (the "Stock Offering") for gross proceeds of $140,000,000. Concurrently with the Stock Offering, Trump Hotels & Casino Resorts Holdings, L.P. ("THCR Holdings"), a 60% subsidiary of THCR, together with its subsidiary, Trump Hotels & Casino Resorts Funding, Inc. ("THCR Funding"), issued 15 1/2% Senior Secured Notes (the "Senior Secured Notes") for gross proceeds of $155,000,000 (the "Note Offering" and, together with the Stock Offerings, the "1995 Offerings"). From the proceeds from the Stock Offering, THCR contributed $126,848,000 to THCR Holdings. THCR Holdings subsequently contributed $172,859,000 to Trump Atlantic City.

  Prior to the 1995 Offerings, Trump was the sole stockholder of THCR and sole beneficial owner of THCR Holdings. Concurrent with the 1995 Offerings, Trump contributed to THCR Holdings all of his beneficial interest in Plaza Associates (consisting of all of the outstanding capital stock of Plaza Funding, a 99% equity interest in Trump Atlantic City and all of the outstanding capital stock of Trump Plaza Holding Inc. which owns the remaining 1% equity interest in Trump Atlantic City). Trump also contributed to THCR Holdings all of his

                        TRUMP ATLANTIC CITY ASSOCIATES
                          AND TRUMP PLAZA ASSOCIATES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

existing interest and rights to new gaming activities in both emerging and established gaming jurisdictions, including Trump Indiana but excluding his interests in the Trump Taj Mahal Casino Resort (the "Taj Mahal") and Trump's Castle Casino Resort.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 ORGANIZATION AND BASIS OF PRESENTATION

  Plaza Associates operates a luxury casino hotel, Trump Plaza Hotel and Casino ("Trump Plaza"), located on The Boardwalk in Atlantic City, which provides high quality amenities and services to its casino patrons and hotel guests. A substantial portion of Trump Plaza's revenues are derived from its gaming operations and in the past Trump Plaza has targeted the higher-end drive-in slot customer. Competition in the Atlantic City casino total market is intense and management believes that this competition will continue as more casinos are opened and new entrants into the gaming industry become operational.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 REVENUE RECOGNITION

  Gaming revenues represent the net win from gaming activities which is the difference between amounts wagered and amounts won by patrons. Revenues from hotel and other services are recognized at the time the related service is performed.

  Plaza Associates provides an allowance for doubtful accounts arising from casino, hotel and other services, which is based upon a specific review of certain outstanding receivables as well as historical collection information. In determining the amount of the allowance, management is required to make certain estimates and assumptions regarding the timing and amount of collection. Actual results could differ from those estimates and assumptions.

 PROMOTIONAL ALLOWANCES

  The retail value of accommodations, food, beverage and other services provided to customers without charge is included in gross revenue and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in gaming costs and expenses as follows:

                                           YEAR ENDED    FOR THE PERIOD FROM
                                          DECEMBER 31,     JANUARY 1, 1995
                                         ---------------       THROUGH
                                          1993    1994      JUNE 12, 1995
                                         ------- ------- -------------------
                                                     (IN THOUSANDS)
      Rooms............................. $ 4,190 $ 4,311       $ 1,761
      Food and Beverage.................  14,726  15,373         6,866
      Other.............................   3,688   4,169         1,502
                                         ------- -------       -------
                                         $22,604 $23,853       $10,129
                                         ======= =======       =======

  During 1994, certain Progressive Slot Jackpot Programs were discontinued which resulted in $585,000 of related accruals being taken into income.

                        TRUMP ATLANTIC CITY ASSOCIATES
                          AND TRUMP PLAZA ASSOCIATES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

 INVENTORIES

  Inventories of provisions and supplies are carried at the lower of cost (weighted average) or market.

 PROPERTY AND EQUIPMENT

  Property and equipment is carried at cost and is depreciated on the straight-line method using rates based on the following estimated useful lives:

      Buildings and building improvements...........................    40 years
      Furniture, fixtures and equipment.............................  3-10 years
      Leasehold improvements........................................ 10-40 years

  Interest associated with borrowings used to finance construction projects has been capitalized and is being amortized over the estimated useful lives of the assets.

 LAND RIGHTS

  Land rights represent the fair value of such rights at the time of contribution to Plaza Associates by the Trump Plaza Corporation, an affiliate of Plaza Associates. These rights are being amortized over the period of the underlying operating leases which extend through 2078.

 LONG LIVED ASSETS

  During 1995, Plaza Associates adopted the provisions of Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets" ("SFAS"). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment of long-lived assets exists, if, at a minimum the future expected cash flows (undiscounted and without interest charges) from an entity's operations are less than the carrying value of these assets. As a result of its review, Plaza Associates does not believe that any impairment exists in the recoverability of its long-lived assets.

 INCOME TAXES

  Plaza Funding, Trump AC's and Plaza Associates adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), effective January 1, 1993. Adoption of this new standard did not have a significant impact on the respective statements of financial condition or results of operations. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

  The accompanying consolidated financial statements of Trump AC and Plaza Associates do not include a provision for federal income taxes since any income or losses allocated to its partners are reportable for federal income tax purposes by the partners.

  Under the New Jersey Casino Control Act (the "Casino Control Act"), Plaza Associates is required to file a New Jersey corporation business tax return. As of June 12, 1995, Trump AC and Plaza Associates had state tax net operating loss carryforwards of approximately $32,800,000 which are available to offset future

                        TRUMP ATLANTIC CITY ASSOCIATES
                          AND TRUMP PLAZA ASSOCIATES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

state taxable income. Such carryforwards expire from 1997 to 2001. The net operating loss carryforwards result in a deferred tax asset of $2,900,000 which has been offset by a valuation allowance of $2,900,000 as utilization of such carryforwards is not considered to be more likely than not.

  Plaza Associates' deferred state income taxes result primarily from differences in the timing of reporting depreciation for tax and financial statement purposes.

 STATEMENTS OF CASH FLOWS

  For purposes of the statements of cash flows, Plaza Funding, Trump AC and Plaza Associates consider all highly liquid debt instruments purchased with a maturity of three months or less at time of acquisition to be cash equivalents. The following supplemental disclosures are made to the statements of cash flows.

                                                             FOR THE PERIOD FROM
                           FOR THE YEARS ENDED DECEMBER 31,    JANUARY 1, 1995
                           ---------------------------------       THROUGH
                                 1993             1994          JUNE 12, 1995
                           ---------------- ---------------- -------------------
Cash paid during the year
 for interest............  $     41,118,000 $     36,538,000      $265,000
                           ================ ================      ========
Cash paid for state and
 Federal income taxes....  $         81,000 $            --       $    --
                           ================ ================      ========
Issuance of debt in ex-
 change for accrued in-
 terest..................  $      3,562,000 $      8,194,000      $    --
                           ================ ================      ========

 RECLASSIFICATIONS

  Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

(3) LONG-TERM DEBT

  Long-term debt consists of the following:

                                                DECEMBER 31, 1994 JUNE 12, 1995
                                                ----------------- -------------
  Plaza Associates Note (10 7/8% Mortgage
   Notes, due 2001 net
   of unamortized discount of $3,766,000 and
   $3,597,000,
   respectively) (A)...........................   $326,234,000    $326,403,000
  Mortgage notes payable (C)...................      5,494,000       5,289,000
  Other notes payable..........................        468,000       3,501,000
  PIK Notes (12 1/2% Notes, due 2003 net of
   discount of $9,769,000 at December 31, 1994)
   (B).........................................     73,987,000      83,746,000
                                                  ------------    ------------
                                                   406,183,000     418,939,000
  Less--Current maturities.....................      2,969,000      87,797,000
                                                  ------------    ------------
                                                  $403,214,000    $331,142,000
                                                  ============    ============

---------------------
(A) On June 25, 1993 Plaza Funding issued $330,000,000 principal amount of 10 7/8% Mortgage Notes, due 2001 (the "Plaza Notes"), net of discount of $4,313,000. Net proceeds of the offering were used to redeem all of Plaza Funding's outstanding $225,000,000 principal amount 12% Mortgage Bonds, due 2002 and together with other funds (See (B) Pay-In-Kind Notes) to redeem all of Plaza Funding's Stock Units, comprised of $75,000,000 liquidation preference participating cumulative redeemable Preferred Stock with associated shares of Common Stock, to repay $17,500,000 principal amount 9.14% Regency Note due 2003, to make a portion of a distribution to Trump to pay certain personal indebtedness, and to pay transaction expenses.

                        TRUMP ATLANTIC CITY ASSOCIATES
                          AND TRUMP PLAZA ASSOCIATES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

   The Plaza Notes mature on June 15, 2001 and are redeemable at any time on or after June 15, 1998, at the option of Plaza Funding or Plaza Associates, in whole or in part, at the principal amount plus a premium which declines ratably each year to zero in the year of maturity. The Plaza Notes bear interest at the stated rate of 10 7/8% per annum from the date of issuance, payable semi-annually on each June 15 and December 15, commencing December 15, 1993 and are secured by substantially all of Plaza Associates assets. The accompanying consolidated financial statements reflect interest expense at the effective interest rate of 11.12% per annum.

   The Indenture governing the Plaza Notes (the "Plaza Note Indenture") contains certain covenants limiting the ability of Plaza Associates to incur indebtedness, including indebtedness secured by liens on Trump Plaza. In addition, Plaza Associates may, under certain circumstances, incur up to $25,000,000 of indebtedness to finance the expansion of its facilities, which indebtedness may be secured by a lien on the hotel facilities of Plaza Associates ("Trump Plaza East") (See Note 6) senior to the liens of one of the Plaza Mortgages (the "Plaza Note Mortgage") and another of the Plaza Mortgages (the "Plaza Guarantee Mortgage") thereon. The Plaza Notes represent the senior indebtedness of Plaza Funding. The note from Plaza Associates to Plaza Funding in the same principal amount of the Plaza Notes (the "Plaza Associates Note") and the guarantee of the Plaza Notes (the "Plaza Guarantee") rank pari passu in right of payment with all existing and future senior indebtedness of Plaza Associates.

   The Plaza Notes, the Plaza Associates Note, the Plaza Note Mortgage, the Plaza Guarantee and the Plaza Guarantee Mortgage are non-recourse to the partners of Plaza Associates, to the shareholders of Plaza Funding and to all other persons and entities (other than Plaza Funding and Plaza Associates), including Trump. Upon an event of default, holders of the Plaza Notes would have recourse only to the assets of Plaza Funding and Plaza Associates.

(B) On June 25, 1993, Trump AC issued $60,000,000 principal amount of PIK Notes, together with PIK Note Warrants to acquire an additional $12,000,000 of PIK Notes at no additional cost. The PIK Note Warrants were exercised prior to June 12, 1995. The PIK Notes and PIK Note Warrants were subsequently redeemed with a portion of the proceeds contributed to Trump AC by THCR Holdings (See Note 1). Such redemption resulted in the recognition of an extraordinary loss of $9,250,000, including the write-off of related unamortized deferred financing costs.

(C) Interest on these notes is payable with interest rates ranging from 10.0% to 11.0%. The notes are due at various dates between 1995 and 1998 and are secured by real property.

   The aggregate maturities of long-term debt for the period from June 12, 1995 through December 31, 1995 and in each of the years subsequent to 1995 are:

      For the period from June 12, 1995 through December 31,
       1995................................................... $ 87,797,000
      1996....................................................      921,000
      1997....................................................    3,335,000
      1998....................................................      483,000
      1999....................................................          --
      Thereafter..............................................  330,000,000
                                                               ------------
                                                               $422,536,000(1)
                                                               ============

---------------------
(1) Includes accretion to maturity of $3,597,000.

  The ability of Plaza Associates and Plaza Funding to repay their long-term debt when due will depend on their ability to either generate cash from operations sufficient for such purposes or to refinance such indebtedness. Management does not currently anticipate that cash flow will be sufficient and that repayment will likely depend upon the ability to refinance such indebtedness. The future operating performance and the ability to refinance such indebtedness will be subject to the then prevailing economic conditions, industry conditions and numerous

                        TRUMP ATLANTIC CITY ASSOCIATES
                          AND TRUMP PLAZA ASSOCIATES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

other financial, business and other factors, many of which are beyond the control of Plaza Funding or Plaza Associates. There can be no assurance that the future operating performance of Plaza Associates will be sufficient to meet these repayment obligations or that the general state of the economy, the status of the capital markets generally or the receptiveness of the capital markets to the gaming industry will be conducive to refinancing or other attempts to raise capital.

(4) LEASES

  Plaza Associates leases property (primarily land), certain parking space, and various equipment under operating leases. Rent expense for the years ended December 31, 1993, 1994 and for the period from January 1, 1995 through June 12, 1995 was $4,338,000, $3,613,000 and $1,466,000, respectively, of which
$2,513,000, $1,900,000 and $850,000, respectively, relates to affiliates of Plaza Associates.

   Future minimum lease payments under the noncancelable operating leases are as follows:

                                                                    AMOUNTS
                                                                  RELATING TO
                                                        TOTAL      AFFILIATES
                                                     ------------ ------------
      For the period from June 12, 1995 through
       December 31, 1995............................ $  2,143,000 $  1,276,000
      1996..........................................    6,770,000    2,450,000
      1997..........................................    6,814,000    2,494,000
      1998..........................................    5,254,000    2,494,000
      1999..........................................    3,533,000    2,450,000
      Thereafter....................................  487,450,000  407,450,000
                                                     ------------ ------------
                                                     $511,964,000 $418,614,000
                                                     ============ ============

  Certain of these leases contain options to purchase the leased properties at various prices throughout the leased terms. At December 31, 1994, the aggregate option price for these leases was approximately $58,000,000.

  In October 1993, Plaza Associates assumed the lease to Trump of Trump Plaza East (the "Trump Plaza East Lease") and related expenses which are included in the above lease commitment amounts. On June 25, 1993, Plaza Associates acquired a five-year option to purchase Trump Plaza East. See Note 6-- "Commitments and Contingencies Future Expansion."

(5) EXTRAORDINARY GAIN (LOSS) AND NON-OPERATING EXPENSE

  The extraordinary loss of $9,250,000 for the period January 1, 1995 through June 12, 1995 related to the redemption of the PIK Notes and the PIK Note Warrants and the write-off of related deferred financing costs (See Note 10).

  The excess of the carrying value of a note obligation over the amount of the settlement payment net of related prepaid expenses in the amount of $4,120,000 has been reported as an extraordinary gain for the year ended December 31, 1993.

  Non-operating expense consists of costs associated with Trump Plaza East (See Note 6). In 1993, 1994 and the period January 1, 1995 through June 12, 1995 these costs were $3,873,000, $4,931,000 and $1,533,000, respectively, net of miscellaneous non-operating credits.

                        TRUMP ATLANTIC CITY ASSOCIATES
                          AND TRUMP PLAZA ASSOCIATES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(6) COMMITMENTS AND CONTINGENCIES

 CASINO LICENSE RENEWAL

  The operation of an Atlantic City hotel and casino is subject to significant regulatory controls which affect virtually all of its operations. Under the Casino Control Act, Plaza Associates is required to maintain certain licenses.

  In June 1995, the New Jersey Casino Control Commission ("CCC") renewed Plaza Associates license to operate Trump Plaza. This license must be renewed in June 1999, is not transferable and will require a determination of the financial stability of Plaza Associates. Upon revocation, suspension for more than 120 days, or failure to renew the casino license, the Casino Control Act provides for the mandatory appointment of a conservator to take possession of the hotel and casino's business and property, subject to all valid liens, claims and encumbrances.

 LEGAL PROCEEDINGS

  Plaza Associates, its Partners, certain members of its former Executive Committee, and certain of its employees, have been involved in various legal proceedings. In general, Plaza Associates has agreed to indemnify such persons against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgements, fines and penalties) incurred by them in said legal proceedings. Such persons and entities are vigorously defending the allegations against them and intend to vigorously contest any future proceedings.

  Various legal proceedings are now pending against Plaza Associates. Plaza Associates considers all such proceedings to be ordinary litigation incident to the character of its business. Plaza Associates believes that the resolution of these claims will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

  Plaza Associates is also a party to various administrative proceedings involving allegations that it has violated certain provisions of the Casino Control Act. Plaza Associates believes that the final outcome of these proceedings will not, either individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or on the ability of Plaza Associates to otherwise retain or renew any casino or other licenses required under the Casino Control Act for the operation of Trump Plaza.

 Self Insurance Reserves

  Self insurance reserves represent the estimated amounts of uninsured claims related to employee health medical costs, workmen's compensation and personal injury claims that have occurred in the usual course of business. These reserves are established by management based upon specific review of open claims, with consideration of incurred but not reported claims as of the balance sheet date. Actual results may differ from these reserve amounts.

 CASINO REINVESTMENT DEVELOPMENT AUTHORITY OBLIGATIONS

  Pursuant to the provisions of the Casino Control Act, Plaza Associates, commencing twelve months after the date of opening of Trump Plaza in May 1984, and continuing for a period of twenty-five years thereafter, must either obtain investment tax credits (as defined in the Casino Control Act), in an amount equivalent to

                        TRUMP ATLANTIC CITY ASSOCIATES
                          AND TRUMP PLAZA ASSOCIATES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

1.25% of its gross casino revenues, or pay an alternative tax of 2.5% of its gross casino revenues (as defined in the Casino Control Act). Investment tax credits may be obtained by making qualified investments or by the purchase of bonds at below market interest rates from the Casino Reinvestment Development Authority ("CRDA"). Plaza Associates is required to make quarterly deposits with the CRDA based on 1.25% of its gross revenue. For the years ended December 31, 1993 and 1994 and for the period from January 1, 1995 through June 12, 1995, Plaza Associates charged to operations $1,047,000, $838,000 and $471,000 respectively, to give effect to the below market interest rates associated with CRDA bonds that have either been issued or are expected to be issued from funds deposited. Additionally, for the period from January 1, 1995 through June 12, 1995, Plaza Associates credited operations for $501,000 resulting from the recapture of the valuation allowance on CRDA receivable. Bonds issued by the CRDA will be accounted for under SFAS No. 121, as such bonds are not marketable.

  In connection with Trump Plaza East (see below), the CRDA has approved the use of up to $1,519,000 in deposits made by Plaza Associates for site improvements. Such deposits are being capitalized as part of property and equipment as funds are appropriated by the CRDA. At June 12, 1995, Plaza Associates has recorded a receivable from the CRDA of $288,000, which is included in Accounts Receivable Other.

  CONCENTRATIONS OF CREDIT RISKS

  In accordance with casino industry practice, Plaza Associates extends credit to a limited number of casino patrons, after extensive background checks and investigations of credit worthiness. At December 31, 1994 approximately 28% of Plaza Associates casino receivables (before allowances) were from customers whose primary residence is outside the United States, with no significant concentration in any one foreign country.

  TRUMP PLAZA EAST

  In 1993, Plaza Associates received the approval of the CCC, subject to certain conditions, for the expansion of its hotel facilities at Trump Plaza East. On June 24, 1993, in connection with the 1993 refinancing of Trump Plaza, (i) Trump transferred title to Trump Plaza East to Missouri Boardwalk, Inc. ("Boardwalk"), a wholly owned subsidiary of Midlantic National Bank ("Midlantic"), in exhange for a reduction in indebtedness to Midlantic in an amount equal to the sum of the fair market value of Trump Plaza East and all rent payments made to Boardwalk by Trump under Trump Plaza East Lease, (ii) Boardwalk leased Trump Plaza East to Trump under the Trump Plaza East Lease for a term of five years, which expires on June 30, 1998, during which time Trump was obligated to pay Boardwalk $260,000 per month in lease payments, and
(iii) Plaza Associates acquired a five-year option to purchase Trump Plaza East (the "Trump Plaza East Purchase Option"). In October 1993, Plaza Associates assumed the Trump Plaza East Lease and related expenses. In addition, Plaza Associates has a right of first refusal (the "Right of First Offer") upon any proposed sale of all or any portion of the fee interest in Trump Plaza East during the term of the Trump Plaza East Purchase Option. Acquisition of Trump Plaza East by Plaza Associates would under certain circumstances (provided there are no events of default under the Trump Plaza East Lease or the Trump Plaza East Purchase Option and provided that certain other events had not theretofore or do not thereafter occur) discharge Trump's obligation to Midlantic in full.

  Until such time as the Trump Plaza East Purchase Option is exercised or expires, Plaza Associates will be obligated, from and after the date it entered into the Trump Plaza East Purchase Option, to pay the net expenses associated with Trump Plaza East. During 1995, THCR incurred approximately $2,340,000 of such expenses of which $2,045,000 are included in non-operating expenses in the accompanying consolidated financial statements. Under the Trump Plaza East Purchase Option, Plaza Associates has the right to acquire Trump Plaza East for a purchase price of $28,000,000 through 1996, increasing by $1,000,000 annually thereafter until expiration on June 30, 1998. The CCC has required that Plaza Associates exercise the Trump Plaza East Purchase Option or its right of first refusal no later than July 1, 1996.

                        TRUMP ATLANTIC CITY ASSOCIATES
                          AND TRUMP PLAZA ASSOCIATES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  If Plaza Associates defaults in making payments due under the Trump Plaza East Purchase Option, Plaza Associates would be liable to the lender for the sum of (a) the present value of all remaining payments to be made by Plaza Associates pursuant to the Trump Plaza East Purchase Option during the term thereof and (b) the cost of demolition of all improvements then located on Trump Plaza East.

  Plaza Associates has commenced construction at Trump Plaza East pursuant to rights granted to Plaza Associates by its lessor. Pursuant to the terms of certain personal indebtedness of Trump, Plaza Associates is restricted from expending more than $15,000,000 less any CRDA tax credits for improvements at Trump Plaza East prior to such time as it exercises the Trump Plaza East Purchase Option. Plaza Associates has received approximately $1,519,000 in CRDA credit as of December 31, 1995. As of December 31, 1995, Plaza Associates had capitalized approximately $35,700,000 in construction costs related to Trump Plaza East including a $1,000,000 consulting fee paid to Trump (See Note
8). Plaza Associates' ability to acquire Trump Plaza East pursuant to the Trump Plaza East Purchase Option is dependent upon its ability to obtain financing to acquire the property. The ability to incur such indebtedness is restricted by the Plaza Note Indenture. Plaza Associates' ability to purchase Trump Plaza East is dependent upon its ability to use existing cash on hand and generate cash flow from operations sufficient to fund development costs. No assurance can be given that such cash on hand will be available to Plaza Associates for such purposes or that it will be able to generate sufficient cash flow from operations. In connection with the Merger Transaction (as defined) (See Note 12), Plaza Associates expects to exercise the Trump Plaza East Purchase Option.

  The accompanying consolidated financial statements do not include any adjustments that may be necessary should Plaza Associates be unable to exercise the Trump Plaza East Purchase Option.

  As of December 31, 1994, Plaza Associates had capitalized approximately $11,700,000 in construction costs related to Trump Plaza East including a $1,000,000 consulting fee paid to Trump (Note 8). Plaza Associates might have to close all or a portion of the expanded casino in order to comply with regulatory requirements, which could have a material adverse effect on the results of operations and financial condition of the Plaza Associates. Plaza Associates' ability to acquire Trump Plaza East pursuant to the Trump Plaza East Purchase Option is dependent upon its ability to obtain financing to acquire the property. The ability to incur such indebtedness is restricted by the Plaza Note Indenture and the PIK Note Indenture. Plaza Associates' ability to purchase Trump Plaza East is dependent upon its ability to use existing cash on hand and generate cash flow from operations sufficient to fund development costs. No assurance can be given that such cash on hand will be available to Plaza Associates for such purposes or that it will be able to generate sufficient cash flow from operations.

  The accompanying consolidated financial statements do not include any adjustments that may be necessary should Plaza Associates be unable to exercise the Trump Plaza East Purchase Option.

(7) EMPLOYEE BENEFIT PLANS

  Plaza Associates has a retirement savings plan (the "Plan") for its nonunion employees under Section 401(k) of the Internal Revenue Code. Employees are eligible to contribute up to 15% of their earnings to the Plan and Plaza Associates will match 50% of an eligible employee's contributions up to a maximum of 4% of the employee's earnings. Plaza Associates recorded charges of $765,000, $848,000 and $476,000 for matching contributions for the years ended December 31, 1993 and 1994 and for the period from January 1, 1995 through June 12, 1995, respectively.

  Plaza Associates provides no other material post-retirement or post-employment benefits.

                        TRUMP ATLANTIC CITY ASSOCIATES
                          AND TRUMP PLAZA ASSOCIATES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(8) TRANSACTIONS WITH AFFILIATES

 DUE TO/FROM AFFILIATES

  Plaza Associates leases warehouse facility space to Trump's Castle Associates. Lease payments of $15,000, $6,000 and $6,000 were received from Trump's Castle Associates in 1993, 1994 and 1995 respectively.

  Plaza Associates leased office space from Trump Taj Mahal Associates ("Taj Associates"), the owner and operator of the Trump Taj Mahal Casino Resort (the "Taj Mahal"), which terminated on March 19, 1993. Lease payments of $138,000 were paid to Taj Associates in 1993.

  Plaza Associates leases two parcels of land under long-term ground leases from Seashore Four Associates and Trump Seashore Associates. In 1993, 1994 and for the period from January 1, 1995 through June 12, 1995, Plaza Associates paid $900,000, $900,000 and $227,000, respectively, to Seashore Four Associates, and paid $1,000,000, $1,000,000 and $622,000 in 1993, 1994 and for
the period from January 1, 1995 through June 12, 1995, respectively, to Trump Seashore Associates.

 SERVICES AGREEMENT

  Pursuant to the terms of a services agreement with Trump Plaza Management Corp. ("TPM"), a corporation beneficially owned by Trump, in consideration for services provided, Plaza Associates pays TPM each year an annual fee of $1,000,000 in equal monthly installments, and reimburses TPM on a monthly basis for all reasonable out-of-pocket expenses incurred by TPM in performing its obligations under such services agreement, up to certain amounts. Under such services agreement, approximately $1,200,000, $1,300,000 and $582,000 was charged to expense for the years ended December 31, 1993, 1994 and for the period from January 1, 1995 through June 12, 1995, respectively.

 TRUMP WORLD'S FAIR OPTION

  Under an Option Agreement with Chemical Bank ("Chemical"), Trump had an option to purchase (i) Trump World's Fair (including the land, improvements and personal property used in the operation of the hotel) and (ii) certain promissory notes made by Trump and/or certain of his affiliates and payable to Chemical (the "Chemical Notes") which are secured by certain real estate assets located in New York, unrelated to Plaza Associates. In connection with such Option Agreement, Trump assigned his rights to Plaza Associates.

  On June 12, 1995, the Trump World's Fair Purchase Option was exercised. The option price of $60,000,000 was funded with $58,150,000 from the capital contributed by THCR Holdings (see Note 1), and $1,850,000 of option payments made by Plaza Associates.

 OTHER PAYMENTS TO DONALD J. TRUMP

  During 1994, Plaza Associates paid to Trump $1,000,000 under a Construction Management Service Agreement. The payment was made for construction management services rendered by Trump with respect to Trump Plaza East. This payment was approved prior to disbursement by the CCC and has been classified in construction in process in the accompanying consolidated balance sheet as of December 31, 1994 and June 12, 1995.

  During 1994, Plaza Associates also paid Trump a commission of approximately $572,000 for securing a retail lease at Trump Plaza. The commission has been capitalized and is being amortized to expense over the 10-year term of the lease.

                        TRUMP ATLANTIC CITY ASSOCIATES
                          AND TRUMP PLAZA ASSOCIATES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(9) FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amount of the following financial instruments of Plaza Funding, Trump AC and Plaza Associates approximates fair value, as follows: (a) cash and cash equivalents, accrued interest receivables and payables are based on the short-term nature of these financial instruments, (b) CRDA bonds and deposits are based on the allowances to give effect to the below market interest rates.

  The estimated fair values of other financial instruments are as follows:

                                   DECEMBER 31, 1994              JUNE 12, 1995
                              ---------------------------- ----------------------------
                              CARRYING AMOUNT  FAIR VALUE  CARRYING AMOUNT  FAIR VALUE
                              --------------- ------------ --------------- ------------
     12 1/2% PIK Notes.......  $ 73,987,000   $ 51,791,000           --             --
     10 7/8% Mortgage Notes..  $326,234,000   $247,122,000  $326,403,000   $298,650,000

  The fair values of the PIK and Plaza Notes are based on quoted market prices obtained by Plaza Associates from its investment advisor.

  There are no quoted market prices for other notes payable and a reasonable estimate could not be made without incurring excessive costs.

(10) SUBSEQUENT EVENTS

  On June 12, 1995 three newly formed entities owned by Trump--THCR, THCR Holdings and THCR Funding--completed the offering and sale of $155,000,000 of 15 1/2% Senior Secured Notes and $140,000,000 of equity (the "June 1995 Offerings").

  In connection with the June 1995 Offerings, Trump contributed all of his beneficial interest in Plaza Associates (consisting of all of the outstanding capital stock of Plaza Funding, a 99% equity interest in Trump AC and all of the outstanding capital stock of Trump Plaza Holding, Inc.) to THCR Holdings. Trump also contributed all of his existing interests and rights to new gaming activities in both emerging and established gaming jurisdictions to THCR Holdings.

  The net proceeds of the June 1995 Offerings were used to repurchase or redeem the PIK Notes and PIK Note Warrants (Notes 3 and 5), finance the expansion of Trump Plaza (Notes 6 and 8) as well as to fund casino development costs in certain jurisdictions outside of Atlantic City.

  On January 8, 1996, THCR, Taj Mahal Holding Corp. ("Taj Holding") and THCR Merger Corp. ("Merger Sub") entered into the Agreement and Plan of Merger, as amended by the Amendment to Agreement and Plan of Merger dated as of January 31, 1996 (the "Merger Agreement"), pursuant to which Merger Sub will merge with and into Taj Holding (the "Merger"). The Merger Agreement provides that each outstanding share of Class A Common Stock of Taj Holding ("the Taj Holding Class A Common Stock") (other than Dissenting Shares (as defined in the Proxy Statement-Prospectus) will be converted into the right to receive, at each holder's election, either (a) $30.00 in cash or (b) that number of shares of Common Stock of THCR (the "THCR Common Stock") as shall have a market value equal to $30.00. No fractional shares of THCR Common Stock will be issued in the Merger. The Merger Agreement also contemplates the following transactions occurring in connection with the Merger (the "Merger Transaction"):

    (a) the consummation of the offering by THCR of up to 12,500,000 shares of THCR Common Stock (and an amount to be issued pursuant to the underwriters' over-allotment option) (the "THCR Stock Offering") and the consummation of the offering by Trump AC and its wholly owned finance subsidiary

                        TRUMP ATLANTIC CITY ASSOCIATES
                          AND TRUMP PLAZA ASSOCIATES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Trump Atlantic City Funding, Inc. of up to $1,200,000,000 aggregate principal amount of first mortgage notes, although it is currently contemplated to aggregate $1,100,000,000, the aggregate proceeds of which will be used, together with available cash, to (i) pay cash to those holders of Taj Holding Class A Common Stock electing to receive cash in the Merger,
  (ii) redeem the outstanding 11.35% Mortgage Bonds, Series A due 1999 (the "Taj Bonds") of Trump Taj Mahal Funding, Inc. ("Taj Funding"), (iii) redeem the outstanding shares of Class B Common Stock of Taj Holding as required in connection with the redemption of the Taj Bonds, (iv) retire the outstanding Plaza Notes, (v) satisfy the indebtedness of Taj Associates under its loan agreement with National Westminster Bank USA, (vi) purchase certain real property used in the operation of the Taj Mahal that is currently leased from a corporation wholly owned by Trump, (vii) purchase certain real property used in the operation of Trump Plaza that is currently leased from an unaffiliated third party, (viii) make a payment to Bankers Trust Company ("Bankers Trust") to obtain releases of liens and guarantees that Bankers Trust has in connection with certain outstanding indebtedness owed by Trump to Bankers Trust , and (ix) pay related fees and expenses and provide working capital;

    (b) the contribution by Trump to Trump AC (on behalf, and at the direction, of THCR Holdings) of all of his direct and indirect ownership interests in Taj Associates; and

    (c) the contribution by THCR to Trump AC (on behalf, and at the direction, of THCR Holdings) of all of its indirect ownership interests in Taj Associates acquired in the Merger.

  To the extent that holders of Taj Holding Class A Common Stock elect to receive shares of THCR Common Stock in the Merger, THCR may reduce the size of the THCR Stock Offering. In addition to the shares of THCR Common Stock that may be issued in the THCR Stock Offering, THCR may issue, as part of the THCR Stock Offering, up to an additional 20% of such number of shares, to fund working capital and other general corporate purposes. The prospective transaction is subject to a number of conditions, including stockholder approval.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump Hotels & Casino Resorts, Inc.:

  We have audited in accordance with generally accepted auditing standards, the financial statements of Trump Hotels & Casino Resorts, Inc. ("THCR") included in this Form 10-K and have issued our report thereon dated February 21, 1996. Our audit was made for the purposes of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is the responsibility of the THCR's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                           ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 21, 1996

                                                                     SCHEDULE II

                      TRUMP HOTELS & CASINO RESORTS, INC.
VALUATION AND QUALIFYING ACCOUNTS FOR THE PERIOD FROM INCEPTION (JUNE 12, 1995)
                                       TO
                               DECEMBER 31, 1995

                                  BALANCE AT CHARGED TO    OTHER      BALANCE AT
                                  BEGINNING  COSTS AND    CHANGES       END OF
                                  OF PERIOD   EXPENSES  (DEDUCTIONS)    PERIOD
                                  ---------- ---------- ------------  ----------
YEAR ENDED DECEMBER 31, 1995
  Allowances for doubtful
   accounts...................... $8,490,000  $559,000  $  (972,000)  $8,077,000
                                  ==========  ========  ===========   ==========
  Valuation allowance for
   interest differential on CRDA
   bonds......................... $2,144,000  $670,000  $(1,737,000)  $1,077,000
                                  ==========  ========  ===========   ==========

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump Atlantic City Associates and  Trump Plaza Associates:

  We have audited in accordance with generally accepted auditing standards, the financial statements of Trump Atlantic City Associates and Trump Plaza Associates (Partnerships) included in this Form 10-K and have issued our report thereon dated February 21, 1996. Our audit was made for the purposes of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is the responsibility of the Partnerships' management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                           ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 21, 1996

                                                                     SCHEDULE II

    TRUMP ATLANTIC CITY ASSOCIATES AND TRUMP PLAZA ASSOCIATES VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND FOR THE
               PERIOD FROM JANUARY 1, 1995 THROUGH JUNE 12, 1995

                              BALANCE AT  CHARGED TO    OTHER         BALANCE AT
                               BEGINNING  COSTS AND    CHANGES          END OF
                               OF PERIOD   EXPENSES  (DEDUCTIONS)       PERIOD
                              ----------- ---------- ------------     -----------
YEAR ENDED DECEMBER 31, 1993
  Allowances for doubtful
   accounts.................  $14,402,000 $   90,000 $(3,876,000)(A)  $10,616,000
                              =========== ========== ===========      ===========
  Valuation allowance for
   interest differential on
   CRDA bonds...............  $ 1,934,000 $1,047,000         --       $ 2,981,000
                              =========== ========== ===========      ===========
YEAR ENDED DECEMBER 31, 1994
  Allowances for doubtful
   accounts.................  $10,616,000 $  323,000 $(2,446,000)(A)  $ 8,493,000
                              =========== ========== ===========      ===========
  Valuation allowance for
   interest differential on
   CRDA bonds...............  $ 2,981,000 $  838,000 $(1,645,000)(B)  $ 2,174,000
                              =========== ========== ===========      ===========
FOR THE PERIOD FROM JANUARY
 1, 1995 THROUGH JUNE 12,
 1995
  Allowances for doubtful
   accounts.................  $ 8,493,000 $  498,000 $  (501,000)(A)  $ 8,490,000
                              =========== ========== ===========      ===========
  Valuation allowance for
   interest differential on
   CRDA bonds...............  $ 2,174,000 $  471,000 $  (501,000)(B)  $ 2,144,000
                              =========== ========== ===========      ===========

--------
(A) Write-off of uncollectible accounts.
(B) Adjustment of allowance applicable to contribution of CRDA deposits.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

  MANAGEMENT OF THCR


  The following table sets forth certain information concerning each of THCR's directors and executive officers:

  NAME                                                   POSITION
  ----                                                   --------
Donald J. Trump......... Chairman of the Board of Directors
Nicholas L. Ribis....... President, Chief Executive Officer, Chief Financial Officer and Director
Robert M. Pickus........ Executive Vice President and Secretary
John P. Burke........... Senior Vice President of Corporate Finance and Corporate Treasurer
Wallace B. Askins....... Director
Don M. Thomas........... Director
Peter M. Ryan........... Director

  Donald J. Trump--Mr. Trump, 49 years old, has been Chairman of the Board of THCR and THCR Funding since their formation in 1995. Mr. Trump is also Chairman of the Board of Directors, President and Treasurer of Plaza Funding, the managing general partner of Plaza Associates. Trump was a 50% shareholder, Chairman of the Board of Directors, President and Treasurer of Trump Plaza GP and the managing general partner of Plaza Associates prior to its merger into Plaza Funding in June 1993. Trump was Chairman of the Executive Committee and President of Plaza Associates from May 1986 to May 1992 and was a general partner of Plaza Associates until June 1993. Trump has been a director and President of Plaza Holding Inc. since February 1993 and was a partner in Trump AC from February 1993 until June 1995. Trump has been Chairman of the Board of Directors of Trump AC Funding since its formation in January 1996. Trump has been Chairman of the Board of Directors and a Class C Director of Taj Holding and TM/GP since October 1991; President and Treasurer of Taj Holding since March 4, 1991; Chairman of the Board of Directors, President and Treasurer of Taj Funding and TTMI since June 1988; sole director, President and Treasurer of TTMC since March 1991; Chairman of the Executive Committee of Taj Associates from June 1988 to October 1991; and President and sole Director of Realty Corp. since May 1986. Trump has been the sole director of Trump Indiana since its formation. Trump has been Chairman of the Board of Partner Representatives of TCA, the partnership that owns Trump's Castle, since May 1992; and was Chairman of the Executive Committee of TCA from June 1985 to May 1992. In addition, Trump is the managing general partner of TCA. Trump is also the President of The Trump Organization, which has been in the business, through its affiliates and subsidiaries, of acquiring, developing and managing real estate properties for more than the past five years. Trump was a member of the Board of Directors of Alexander's Inc. from 1987 to March 1992.

  Nicholas L. Ribis--Mr. Ribis, 51 years old, has been President, Chief Executive Officer, Chief Financial Officer, and a director of THCR, and THCR Funding and Chief Executive Officer of THCR Holdings since their formation in 1995. Mr. Ribis has been the Chief Executive Officer of Plaza Associates since February 1991, was President from April 1994 to February 1995, was a member of the Executive Committee of Plaza Associates from April 1991 to May 29, 1992 and was a director and Vice President of Trump Plaza GP from May 1992 until its merger into Plaza Funding in June 1993. Mr. Ribis has been Vice President of Plaza Funding since February 1995 and Vice President of Plaza Holding Inc. since February 1995. Mr. Ribis has served as a director of Plaza Holding Inc. since June 1993 and of Plaza Funding since July 1993. Mr. Ribis has been Chief Executive Officer, President and director of Trump AC Funding since its formation in January 1996. Mr. Ribis has been the President and Chief Executive Officer of Trump Indiana since its formation. Mr. Ribis has been a Class C Director of TM/GP and Taj Holding since October 1991 and was Vice President of TM/GP and Taj Holding until June 1995; Chief Executive Officer of Taj Associates since February 1991; Vice President of Taj Funding since September 1991; Vice President of TTMI since February 1991 and Secretary of TTMI since September 1991; Director of Realty Corp. since October 1991; and a member of the Executive Committee of Taj Associates from April 1991 to October 1991. He has also been Chief Executive Officer of TCA since March 1991; member of the Executive Committee of TCA from April 1991 to May 1992; member of the Board of Partner Representatives of TCA since May 1992; and has served as the Vice President and Assistant Secretary of Trump's Castle Hotel & Casino, Inc. an entity beneficially owned by Trump, since December 1993 and January 1991, respectively. Mr. Ribis has served as Vice President of TC/GP, Inc. since December 1993 and had served as Secretary of TC/GP, Inc. from November 1991 to May 1992. Mr. Ribis has been Vice President of Trump Corp. since September 1991. From January 1993 to January, 1995 Mr. Ribis served as the Chairman of the Casino Association of New Jersey and has been a member of the Board of Trustees of the CRDA since October 1993. From January 1980 to January 1991, Mr. Ribis was Senior Partner in, and from February 1991, to December 1995, was Counsel to, the law firm of Ribis, Graham & Curtin (now practicing as Graham, Curtin & Sheridan, A Professional Association), which serves as New Jersey legal counsel to all of the above-named companies and certain of their affiliated entities.

  Robert M. Pickus--Mr. Pickus, 41 years old, has been Executive Vice President and Secretary of THCR since its formation in 1995. He has also been the Executive Vice President of Corporate and Legal Affairs of Plaza Associates since February 1995. From December 1993 to February 1995, Mr. Pickus was the Senior Vice President and General Counsel of Plaza Associates and, since April 1994, he has been the Vice President and Assistant Secretary of Plaza Funding and Assistant Secretary of Plaza Holding Inc. Mr. Pickus has been Secretary and director of Trump AC Funding since its formation in January 1996. Mr. Pickus has been the Executive Vice President and Secretary of Trump Indiana since its formation. Mr. Pickus has been the Executive Vice President of Corporate and Legal Affairs of Taj Associates since February 1995, and a Class C Director of Taj Holding and TM/GP since November 1995. He was the Senior Vice President and Secretary of Trump's Castle Funding, Inc. from June 1988 to December 1993 and General Counsel of TCA from June 1985 to December 1993. Mr. Pickus was also Secretary of Trump's Castle Hotel & Casino, Inc., an entity beneficially owned by Trump, from October 1991 until December 1993. Mr. Pickus has been the Executive Vice President of Corporate and Legal Affairs of TCA since February 1995 and a member of the Board of Partner Representatives of TCA since October 1995.

  John P. Burke--Mr. Burke, 48 years old, has been Senior Vice President of Corporate Finance of THCR, THCR Holdings and THCR Funding since January 1996, and has been the Corporate Treasurer of THCR, THCR Holdings and THCR Funding since their formation in 1995. He has also been Corporate Treasurer of Plaza Associates and Taj Associates since October 1991. Mr. Burke has been the Treasurer of Trump Indiana since its formation. Mr. Burke has been Treasurer of Trump AC since its formation in January 1996. Mr. Burke has been a Class C Director of TM/GP and Taj Holding since October 1991 and was Vice President of TM/GP until June 1995. Mr. Burke has been the Corporate Treasurer of TCA since October 1991, the Vice President of TCA, Trump's Castle Funding, Inc., TC/GP and Trump's Castle Hotel & Casino, Inc. since December 1993, and the Vice President-Finance of The Trump Organization since September 1990. Mr. Burke was an Executive Vice President and Chief Administrative Officer of Imperial Corporation of America from April 1989 through September 1990.

  Wallace B. Askins--Mr. Askins, 65 years old, has been a director of THCR and THCR Funding since June 1995. He has also been a director of Plaza Funding and Plaza Holding Inc. since April 11, 1994, and was a partner representative of the Board of Partner Representatives of TCA from May 1992 to June 1995. Mr. Askins served as a director of TC/GP from May 1992 to December 1993. From June 1984 to November 1992, Mr. Askins served as Executive Vice President, Chief Financial Officer and as a director of Armco Inc. Mr. Askins also serves as a director of EnviroSource, Inc.

  Don M. Thomas--Mr. Thomas, 65 years old, has been a director of THCR and THCR Funding since June 1995. He has also been the Senior Vice President of Corporate Affairs of the Pepsi-Cola Bottling Co. of New York since January 1985. Mr. Thomas was the Acting Chairman, and a Commissioner, of the CRDA from 1985 through 1987, and a Commissioner of the CCC from 1980 through 1984. Mr. Thomas was a director of Trump

Plaza GP until its merger into Plaza Funding in June 1993 and has been a director of Plaza Funding and Plaza Holding Inc. since June 1993. Mr. Thomas is an attorney licensed to practice law in the State of New York.

  Peter M. Ryan--Mr. Ryan, 58 years old, has been a director of THCR and THCR Funding since June 1995. He has also been the President of each of The Marlin Group, LLC and The Brookwood Carrington Fund, LLC, real estate financial advisory groups, since January 1995. Prior to that, Mr. Ryan was the Senior Vice President of The Chase Manhattan Bank for more than five years. Mr. Ryan has been a director of the Childrens Hospital FTD since October 1995.

  The officers of THCR serve at the pleasure of the Board of Directors of THCR.

  All of the persons listed above are citizens of the United States and have been qualified or licensed by the CCC.

  Trump and Nicholas L. Ribis served as either executive officers and/or directors of Taj Associates and its affiliated entities when such parties filed their petition for reorganization under Chapter 11 of the Bankruptcy Code on July 17, 1991. The Second Amended Joint Plan of Reorganization of such parties was confirmed on August 28, 1991, and was declared effective on October 4, 1991. Trump, Nicholas L. Ribis, John P. Burke and Robert M. Pickus also served as Executive Committee members, officers and/or directors of TCA and its affiliated entities at the time such parties filed a petition for reorganization under Chapter 11 of the Bankruptcy Code on March 9, 1992. The First Amended Joint Plan of Reorganization of such parties was confirmed on May 5, 1992, and was declared effective on May 29, 1992. Trump, Nicholas L. Ribis and John P. Burke served as either executive officers and/or directors of Plaza Associates and its affiliated entities when such parties filed their petition for reorganization under Chapter 11 of the Bankruptcy Code in March 1992. The First Amended Joint Plan of Reorganization of such parties was confirmed on April 30, 1992, and was declared effective on May 29, 1992. Trump was a partner of Plaza Operating Partners Ltd. when it filed a petition for reorganization under Chapter 11 of the Bankruptcy Code on November 2, 1992. The plan of reorganization for Plaza Operating Partners Ltd. was confirmed on December 11, 1992 and declared effective in January 1993.

  THCR is the general partner of THCR Holdings. As the sole general partner of THCR Holdings, THCR generally has the exclusive rights, responsibilities and discretion in the management and control of THCR Holdings.

  MANAGEMENT OF TRUMP PLAZA

  Plaza Funding is the managing general partner of Plaza Associates. The Board of Directors of each of Plaza Funding and Plaza Holding Inc. consists of Messrs. Trump, Ribis, Wallace B. Askins and Don M. Thomas. The Plaza Note Indenture requires that two directors of each of Plaza Funding and Plaza Holding Inc. be persons who would qualify as "Independent Directors" as such term is defined by the rules of the American Stock Exchange, Inc. ("Amex") (the "Independent Directors"). The Amex rules define "independent directors" as those who are not officers of the company, neither related to its officers nor represent concentrated family holdings of its shares and who, in view of the company's board of directors, are free of any relationship that would interfere with the exercise of independent judgment.

  Set forth below are the names, ages, positions and offices held with Plaza Funding and Plaza Associates and a brief account of the business experience during the past five years of each of the executive officers of Plaza Funding and Plaza Associates other than those who are also directors or executive officers of THCR.

  Barry J. Cregan--Mr. Cregan, 41 years old, has been Chief Operating Officer of Plaza Associates since September 19, 1994 and President since March 1995. Since February 21, 1995, Mr. Cregan has been Vice President of Plaza Funding and Plaza Holding Inc. Prior to accepting these positions at Trump Plaza, Mr. Cregan was President of The Plaza Hotel in New York for approximately three years. Prior to joining The Plaza Hotel, he was Vice President of Hotel Operations at Trump's Castle in Atlantic City. In addition, Mr. Cregan has worked for Hilton and Hyatt in executive capacities as well as working in Las Vegas and Atlantic City in executive capacities.

  Francis X. McCarthy, Jr.--Mr. McCarthy, 43 years old, was Vice President of Finance and Accounting of Trump Plaza GP from October 1992 until June 1993, the date of Trump Plaza GP's merger into Plaza Funding, was Senior Vice President of Finance and Administration of Plaza Associates from August 1990 to June 1994 and has been Executive Vice President of Finance and Administration since June 1994; Chief Accounting Officer of Plaza Funding since May 1992; Vice President and Chief Financial Officer of Plaza Funding since July 1992 and Assistant Treasurer of Plaza Funding since March 1991. Mr. McCarthy previously served in a variety of financial positions for Greate Bay Hotel and Casino, Inc. from June 1980 through August 1990.

  Fred A. Buro--Mr. Buro, 39 years old, has been the Senior Vice President of Marketing of Plaza Associates since May 1994. Mr. Buro previously served as the President of Casino Resources, Inc., a casino marketing, management and development organization from 1991 through 1994. Prior to that, Mr. Buro served from 1984 through 1991 as the President of a professional services consulting firm.

  James A. Rigot--Mr. Rigot, 44 years old, has been Executive Vice President of Casino Operations of Plaza Associates since November 1994. Mr. Rigot served as Vice President of Casino Operations of TropWorld Casino and Entertainment Resort from July 1989 through November 1994. From January 1989 through July 1989, Mr. Rigot was Assistant Casino Manager of Resorts Casino Hotel.

  Kevin S. Smith--Mr. Smith, 39 years old, has been the Vice President, General Counsel of Plaza Associates since February 1995. Mr. Smith was previously associated with Cooper Perskie April Niedelman Wagenheim & Levenson, an Atlantic City law firm specializing in trial litigation. From 1989 until February 1992, Mr. Smith handled criminal trial litigation for the State of New Jersey, Department of Public Defender, assigned to the Cape May and Atlantic County Conflict Unit.

  Patrick J. O'Malley--Mr. O'Malley, 41 years old, has been the Executive Vice President of Hotel Operations of Plaza Associates since September 1995. Prior to joining Trump Plaza, from September 1994 until September 1995, Mr. O'Malley was President of The Plaza Hotel in New York City. From December 1989 until September 1994, Mr. O'Malley was the Vice President of Finance of the Plaza Hotel in New York City. Prior to joining the Plaza Hotel in New York City, from 1986 to 1989, Mr. O'Malley was a Regional Financial Controller for the Four Seasons Hotel and Resorts, Ltd. From 1979 to 1986, Mr. O'Malley worked in the Middle East and Europe as Hotel Controller for Marriott International Hotels.

  Steven C. Hann--Mr. Hann, 39 years old, has been the Executive Vice President of Casino Sales and Marketing of Plaza Associates since May 1995. Prior to joining Trump Plaza, Mr. Hann served in various marketing positions at the Sands Hotel and Casino since 1989, most recently Vice President of Casino Marketing and previously as Director of Casino Credit for Greate Bay Hotel and Casino.

  All of the persons listed above are citizens of the United States and are qualified or licensed by the CCC.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

  Section 16(a) of the Securities Exchange Act of 1934 requires THCR's directors and executive officers, and persons who own more than 10% of the THCR Common Stock, to file with the Commission initial reports of ownership and reports of changes in ownership of THCR Common Stock. Officers, directors and greater than 10% stockholders are required by Commission regulation to furnish THCR with copies of all Section 16(a) forms they file.

  To THCR's knowledge, based solely on review of the copies of such reports furnished to THCR, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 1995, except that one report covering two transactions was filed late on behalf of Nicholas L. Ribis.

ITEM 11. EXECUTIVE COMPENSATION.

  General. Because THCR was formed in 1995, there was no salary or bonus paid to, deferred or accrued for the benefit of, THCR's Chief Executive Officer or any of the four remaining most highly compensated executive officers (whose annual salary and bonus exceeded $100,000 for the year ended December 31, 1995

(collectively, the "Executive Group")) by THCR or THCR Holdings prior to or during the fiscal year ended December 31, 1994. Similarly, no member of the Executive Group received any other annual compensation, restricted stock awards, stock options, stock appreciation rights ("SARs"), long-term incentive performance ("LTIP") payouts or other compensation from THCR or THCR Holdings prior to or for the fiscal year ended December 31, 1994. All cash compensation paid to the Executive Group in respect of services provided to THCR since its inception was paid and will continue to be paid by THCR Holdings in accordance with the THCR Holdings Partnership Agreement.

  1995 Stock Incentive Plan. The Board of Directors of THCR adopted the 1995 Stock Incentive Plan (the "1995 Stock Plan"), pursuant to which, directors, employees and consultants of THCR and certain of its subsidiaries and affiliates who have been selected as participants are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, stock appreciation rights, stock bonuses, restricted stock awards, performance units and phantom stock, and awards consisting of combinations of such incentives. The 1995 Stock Plan is administered by the Stock Incentive Plan Committee of the Board of Directors of THCR (the "Stock Incentive Plan Committee"). Subject to the provisions of the 1995 Stock Plan, the Stock Incentive Plan Committee has sole discretionary authority to interpret the 1995 Stock Plan and to determine the type of awards to grant, when, if and to whom awards are granted, the number of shares covered by each award and the terms and conditions of the award.

  Options granted under the 1995 Stock Plan may be "incentive stock options" ("ISOs"), within the meaning of Section 422 of the Code, or nonqualified stock options ("NQSOs"). The vesting, exercisability and exercise price of the options are determined by the Stock Incentive Plan Committee when the options are granted, subject to a minimum price in the case of ISOs of the Fair Market Value (as defined in the 1995 Stock Plan) of the Common Stock on the date of grant and a minimum price in the case of NQSOs of the par value of THCR Common Stock. In the discretion of the Stock Incentive Plan Committee, the option exercise price may be paid in cash or in shares of THCR Common Stock or other property having a fair market value on the date of exercise equal to the option exercise price, or by delivering to THCR a copy of irrevocable instructions to a stockbroker to deliver promptly to THCR an amount of sale or loan proceeds sufficient to pay the exercise price. Except as provided by the Stock Incentive Plan Committee in an underlying stock option agreement, in the event of a Change of Control (as defined in the 1995 Stock Plan or in the stock option agreement), all options subject to such agreement will be fully exercisable.

  The 1995 Stock Plan permits the Stock Incentive Plan Committee to grant SARs, either alone or in connection with an option. A SAR entitles its holder to be paid an amount equal to the fair market value of THCR Common Stock subject to the SAR on the date of exercise of the SAR, less the exercise price of the related stock option in the case of a SAR granted in connection with a stock option, or the fair market value of one share of stock on the date the SAR was granted, in the case of a SAR granted independent of an option. Shares of THCR Common Stock covered by a restricted stock award are issued to the recipient at the time the award is granted, but are subject to forfeiture in the event continued employment and/or other restrictions and conditions established by the Stock Incentive Plan Committee at the time the award is granted are not satisfied. Unless otherwise determined by the Stock Incentive Plan Committee, a recipient of a restricted stock award has the same rights as an owner of THCR Common Stock, including the right to receive cash dividends and to vote the shares. A performance unit or phantom stock award provides for the future payment of cash or the issuance of shares of THCR Common Stock to the recipient if continued employment and/or other performance objectives established by the Stock Incentive Plan Committee at the time of grant are attained. The 1995 Stock Plan also provides that performance unit and phantom stock awards may be settled in cash, in the discretion of the Stock Incentive Plan Committee and if indicated in the applicable award agreement, on each date on which shares of THCR Common Stock covered by the awards would otherwise have been delivered or become unrestricted, in an amount equal to the fair market value of such shares on such date. Except as provided in a particular award agreement, in the event of a Change in Control (as defined in the 1995 Stock Plan), notwithstanding any vesting schedule with respect to an award of options, SARs, phantom stock units or restricted stock, such options or SARs will become immediately exercisable with respect to the shares subject to such option or SAR, and restrictions with respect to such phantom stock units or shares of restricted stock will immediately expire. In addition, payment will be made as determined by the Stock Incentive Plan Committee with respect to performance units. The 1995 Stock Plan also provides for the grant of unrestricted stock bonus awards.

  THCR has reserved 1,000,000 shares of THCR Common Stock for issuance under the 1995 Stock Plan, provided, however, that in the event of changes in the outstanding stock or the capital structure of THCR, adjustments will be made by the Stock Incentive Plan Committee as to (i) the number, price or kind of a share of stock or other consideration subject to outstanding awards and (ii) the maximum number of shares of stock subject to all awards under the 1995 Stock Plan.

  In 1995, the Stock Incentive Plan Committee granted to Nicholas L. Ribis, under the 1995 Stock Plan: (a) a stock bonus award of 66,667 shares of THCR Common Stock, which was fully vested when issued, (b) a phantom stock unit award of 66,666 units, entitling Mr. Ribis to receive 66,666 shares of THCR Common Stock on June 12, 1997, subject to certain conditions and (c) an award of NQSOs entitling Mr. Ribis to purchase 133,333 shares of THCR Common Stock, subject to certain conditions (including vesting at a rate of 20% per year over a five-year period). The options have an exercise price of $14.00 per share.

  Summary Compensation Table. The following table sets forth information regarding compensation paid to or accrued by all the executive officers of THCR, for each of the last three completed fiscal years. Compensation accrued during one year and paid in another is recorded under the year of accrual. Because THCR was formed in 1995, compensation for the years ended December 31, 1994 and 1993 reflect solely the compensation paid to or accrued by to these individuals as executive officers of Plaza Associates. Compensation for the year ended December 31, 1995 includes compensation paid to or accrued by these individuals as executive officers of THCR and Plaza Associates.

                                                                   LONG TERM COMPENSATION
                                                                   ----------------------
                                       ANNUAL COMPENSATION                 AWARDS
                               ----------------------------------- ------------------------------
                                                                   RESTRICTED         SECURITIES
   NAME AND PRINCIPAL                              OTHER ANNUAL       STOCK           UNDERLYING     ALL OTHER
        POSITION          YEAR  SALARY   BONUS   COMPENSATION(/1/)  AWARDS($)         OPTIONS(#)    COMPENSATION
   ------------------     ---- -------- -------- ----------------- -----------        -----------   ------------
Donald J. Trump.........  1995 $583,333 $    --      $    --                --                 --    $1,321,000(/2/)
Chairman of the           1994      --       --           --                --                 --     1,288,000(/2/)(/3/)
Board                     1993      --       --           --                --                 --     1,247,000(/2/)
Nicholas L. Ribis(/4/)..  1995 $812,555 $933,338     $    --            933,324(/5/)       133,333   $      --
Chief Executive Officer   1994  683,917  250,000      169,407               --                 --           --
                          1993  398,000  250,000      269,500               --                 --           --

Robert M. Pickus........  1995 $126,987 $ 65,000     $    --                --                 --    $    4,004(/6/)
Executive Vice President  1994  163,759   32,500          --                --                 --         3,291(/6/)
and Secretary             1993    5,808      --           --                --                 --           --
John P. Burke...........  1995 $ 50,000 $ 38,333     $    --                --                 --    $      --
Senior Vice President of  1994   50,000      --           --                --                 --           --
Corporate Finance and     1993   45,903   20,000          --                --                 --           --
Corporate Treasurer

--------
(1) Represents the dollar value of annual compensation not properly categorized as salary or bonus, including amounts reimbursed for income taxes. Pursuant to Commission rules, perquisites and other personal benefits are not included in this table because the aggregate amount of that compensation is less than the lesser of $50,000 or 10% of the total of salary and bonus for each member of the Executive Group.
(2) The amounts listed represent amounts paid by Plaza Associates to TPM, a corporation beneficially owned by Trump, for services provided under the TPM Services Agreement (as defined). Payments received by TPM under the TPM Services Agreement are currently pledged by TPM to secure lease payments for a helicopter that TPM makes available to Plaza Associates. See "--Compensation Committee Interlocks and Insider Participation-- Certain Related Party Transactions of Trump." Trump is not an employee of Plaza Associates.
(3) In addition to the amount listed as payment under the TPM Services Agreement, during 1994, Plaza Associates paid to Trump an aggregate of $1,572,000 under a construction service agreement and as a commission to secure a retail lease at Trump Plaza. See Note 8 to Consolidated Financial Statements of Trump AC and Plaza Associates.
(4) Mr. Ribis devotes a majority of his time to the affairs of THCR. See "-- Employment Agreements."

(5) As of December 31, 1995, Mr. Ribis held 66,666 phantom stock units issued pursuant to the Stock Incentive Plan. These units had a value as of December 31, 1995 of $1,433,319. These phantom stock units were issued to Mr. Ribis in connection with his employment agreement with THCR. Each phantom stock unit entitles Mr. Ribis to one share of THCR Common Stock on the vesting date of the phantom stock unit. All of the phantom stock units are scheduled to vest on June 12, 1997. Vesting will accelerate in the event of Mr. Ribis' termination of employment with THCR (i) because of his death or disability, (ii) by THCR without cause, or (iii) voluntarily by Mr. Ribis under circumstances which constitute a constructive termination. Alternatively, the phantom stock units may expire prior to June 12, 1997 in the event Mr. Ribis voluntarily terminates his employment with THCR under circumstances which do not constitute constructive termination or if he is terminated by THCR with cause. Dividend equivalents with respect to the phantom stock units will be credited to a bookkeeping account on behalf of Mr. Ribis and will be paid out in cash at the time the phantom stock units vest or will expire along with the phantom stock units.
(6) Represents vested and unvested contributions made by Plaza Associates to Trump Plaza Hotel and Casino Retirement Savings Plan. Funds accumulated for an employee under this plan consisting of a certain percentage of the employee's compensation plus Plaza Associates' employer matching contributions equaling 50% of the participant's contributions, are retained until termination of employment, attainment of age 59 1/2 or financial hardship, at which time the employee may withdraw his or her vested funds.

  The following table sets forth options granted to Mr. Ribis in 1995. No other member of the Executive Group received stock options in 1995. THCR did not issue any stock appreciation rights in 1995. This table also sets forth the hypothetical gains that would exist for the options at the end of their ten-year terms at assumed annual rates of stock price appreciation of 5% and 10%. The actual future value of the options will depend on the market value of the THCR Common Stock, continued employment with THCR and other factors.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                         POTENTIAL REALIZED
                                                                                          VALUE AT ASSUMED
                                                                                           ANNUAL RATES OF
                                                                                      STOCK PRICE APPRECIATION
                                              INDIVIDUAL GRANTS                            FOR OPTION TERM
                         ------------------------------------------------------------ -------------------------
                             NUMBER OF        % OF TOTAL
                             SECURITIES     OPTIONS GRANTED EXERCISE OR
                             UNDERLYING      TO EMPLOYEES   BASE PRICE   EXPIRATION
     NAME                OPTIONS GRANTED(#) IN FISCAL YEAR    ($/SH)        DATE         5%($)        10%($)
     ----                ------------------ --------------- ----------- ------------- ------------ ------------
Nicholas L. Ribis.......    133,333(/1/)         100%         $14.00    June 12, 2005   $1,173,060   $2,960,580

--------
(1) The options vest at the rate of 20% per year on each anniversary of the date of the grant subject to accelleration in certain circumstances. See "--Employment Agreements."

  The following table sets forth the number of shares covered by options held by Mr. Ribis and the value of the options as of December 31, 1995. Mr. Ribis was the only member of the Executive Group who held options in 1995. None of these options were exercisable in 1995.

                              FY-END OPTION VALUE

                             NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                            UNDERLYING UNEXERCISED          IN-THE-MONEY
                             OPTIONS AT FY-END(#)    OPTIONS AT FY-END ($)(/1/)
                          -------------------------- --------------------------
     NAME                 EXERCISABLE/ UNEXERCISABLE EXERCISABLE/ UNEXERCISABLE
     ----                 ------------ ------------- ------------ -------------
Nicholas L. Ribis........     N/A         133,333        N/A       $2,866,660

--------
(1) Based on a closing price of $21 1/2 per share of THCR Common Stock on December 31, 1995.

EMPLOYMENT AGREEMENTS

  Trump serves as the Chairman of the Board of Directors of THCR pursuant to the Executive Agreement dated as of June 12, 1995, among Trump, THCR and THCR Holdings (the "Executive Agreement"). In consideration for Trump's services under the Executive Agreement, Trump receives a salary of $1 million per year. Pursuant to the terms of the Executive Agreement, Trump provides to THCR, from time to time, when reasonably requested, marketing, advertising, professional and other similar and related services with respect to the operation and business of THCR. The Executive Agreement continues in effect (i) for an initial term of five years, and (ii) thereafter, for a three-year rolling term until either Trump or THCR provides notice to the other of its election not to continue extending the term, in which case the term of the Trump Executive Agreement will end three years from the date such notice is given. The Executive Agreement also provides that Trump may devote time and effort to the Taj Mahal and Trump's Castle and, subject to the terms of the Contribution Agreement, to other business matters, and that the Executive Agreement will not be construed to restrict Trump from operating the Taj Mahal and Trump's Castle in a commercially reasonable manner and/or having an interest therein or conducting any other activity not prohibited under the Contribution Agreement. See "Business--Conflicts of Interest."

  Plaza Associates had an employment agreement with Nicholas L. Ribis (the "Ribis Plaza Agreement") pursuant to which Mr. Ribis acted as Chief Executive Officer of Plaza Associates. The Ribis Plaza Agreement provided for an annual salary of $550,000 with annual increases of 10% on each anniversary. Mr. Ribis received a $250,000 signing bonus. Pursuant to the terms of the Ribis Plaza Agreement, in the event Plaza Associates engaged in an offering of common shares to the public, Plaza Associates and Mr. Ribis would agree to negotiate new compensation arrangements to include equity participation for Mr. Ribis. As a result of the June 1995 Offerings, THCR and THCR Holdings entered into a revised employment agreement with Mr. Ribis (the "Ribis THCR Agreement") to replace the Ribis Plaza Agreement, pursuant to which he agreed to serve as President and Chief Executive Officer of THCR and Chief Executive Officer of THCR Holdings. The term of the Ribis THCR Agreement is five years and Mr. Ribis is required to devote not less than 50% of his professional time to the affairs of THCR, as measured on a quarterly basis, based on a 40-hour work week. Under the Ribis THCR Agreement, Mr. Ribis's annual salary is $998,250, which is 50% of the aggregate current annual base salary ($1,996,500) that Mr. Ribis receives as Chief Executive Officer of THCR ($998,250), Taj Mahal ($499,125) and Trump's Castle ($499,125). In 1995, the Stock Incentive Plan Committee granted to Mr. Ribis, under the 1995 Stock Plan: (a) a stock bonus award of 66,667 shares of THCR Common Stock, which was fully vested when issued, (b) a phantom stock unit award of 66,666 units, entitling him to receive 66,666 shares of THCR Common Stock on June 12, 1997, subject to certain conditions and (c) an award of NQSOs entitling Mr. Ribis to purchase 133,333 shares of the THCR Common Stock at an exercise price of $14.00 per share (and associated registration rights). The options will vest at the rate of 20% per year over a five-year period and be subject to certain other conditions. In the event Mr. Ribis's employment is terminated by THCR other than for "cause" or if he incurs a "constructive termination without cause," Mr. Ribis will receive a severance payment equal to one year's base salary, and the phantom stock units and options will become fully vested. The Ribis THCR Agreement defines (a) "cause" as Mr. Ribis's (i) conviction of certain crimes, (ii) gross negligence or willful misconduct in carrying out his duties, (iii) revocation of his casino key employee license or (iv) material breach of the agreement, and (b) "constructive termination without cause" as the termination of Mr. Ribis's employment at his initiative following the occurrence of certain events, including (i) a reduction in compensation, (ii) failure to elect Mr. Ribis as Chief Executive Officer of THCR, (iii) failure to elect Mr. Ribis a director of THCR or (iv) a material diminution of his duties. The phantom stock units will also automatically vest upon the death or disability of Mr. Ribis. The Ribis THCR Agreement also provides for up to an aggregate of $2.0 million of loans to Mr. Ribis to be used by him to pay his income tax liability in connection with stock options, phantom stock units and stock bonus awards, which loans will be forgiven, including both principal and interest, in the event of a "change of control." The Ribis THCR Agreement defines "change of control" as the occurrence of any of the following events:
(i) any person (other than THCR Holdings, Trump or an affiliate of either) becomes a beneficial owner of 50% or more of the voting stock of THCR, (ii) the majority of the Board of Directors of THCR consists of individuals that were not directors on June 12, 1995 (the "June 12 Directors"), provided, however, that any person who becomes a director subsequent to June 12, 1995, shall be considered a June 12 Director if his election or nomination was supported by three-quarters of the June 12 Directors, (iii) THCR adopts and implements a plan of liquidation or (iv) all or substantially all of the assets or business of THCR are disposed of in a sale or business combination in which shareholders of THCR would not beneficially own the same proportion of voting stock of the successor entity. The Ribis THCR Agreement also provides certain demand and piggyback registration rights for THCR Common Stock issued pursuant to the foregoing. Pursuant to the Ribis THCR Agreement, Mr. Ribis has agreed that upon termination of his employment other than for "cause" or following a "change of control," he would not engage in any activity competitive with THCR for a period of up to one year.

  Mr. Ribis is also Chief Executive Officer of Taj Associates and TCA, the partnerships that own the Taj Mahal and Trump's Castle, and receives compensation from such entities for such services as set forth above. Pursuant to the Ribis THCR Agreement, he is required to devote the majority of his time to the affairs of THCR. All other executive officers of Plaza Associates, except Messrs. Burke and Pickus, devote substantially all of their time to the business of Plaza Associates.

  THCR Holdings has an employment agreement with Robert M. Pickus (the "Pickus Agreement") pursuant to which he serves as Executive Vice President and General Counsel. The Pickus Agreement, the initial term of which expires on July 9, 1998 if not extended, provides for annual compensation of $275,000 plus bonus. Employment may be terminated only for "cause," which is defined in the Pickus Agreement as Mr. Pickus's (i) revocation of his casino key employee license, (ii) conviction of certain crimes, (iii) disability or death or (iv) breach of his duty to THCR Holdings. Upon termination for cause, Mr. Pickus will receive only compensation earned to the date of termination. Pursuant to the Pickus Agreement, Mr. Pickus has agreed not to accept employment for or on behalf of any other casino hotel located in Atlantic City during the term of the Pickus Agreement.

COMPENSATION OF DIRECTORS

  Directors of THCR who are also employees or consultants of THCR and its affiliates receive no directors' fees. Non-employee directors are paid an annual directors' fee of $50,000, plus $2,000 per meeting attended plus reasonable out-of-pocket expenses incurred in attending these meetings, provided that directors currently serving on the Board of Directors of Plaza Funding or Plaza Holding Inc. receive no additional compensation. All such fees are reimbursed to THCR by THCR Holdings in accordance with the THCR Holdings Partnership Agreement.

COMMITTEES OF THE BOARD OF DIRECTORS

  THCR has an Executive Committee, an Audit Committee, a Special Committee, a Stock Incentive Plan Committee and a Compensation Committee. The Executive Committee is composed of Messrs. Trump and Ribis. The Audit Committee and the Special Committee are composed of Messrs. Askins, Ryan and Thomas, each of whom is an independent director of THCR. The Stock Incentive Plan Committee is composed of Messrs. Trump, Askins, Ryan and Thomas. The Compensation Committee is composed of Messrs. Trump, Ribis, Askins and Thomas. The Special Committee was established pursuant to the THCR By-Laws and the THCR Holdings Partnership Agreement and is empowered to vote on any matters which require approval of a majority of the independent directors of THCR, including affiliated transactions.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  In general, the compensation of executive officers of THCR is determined by the Compensation Committee of the Board of Directors of THCR, which consists of Messrs. Trump, Ribis, Askins and Thomas. No officer or employee of THCR, other than Messrs. Trump and Ribis who serve on the Board of Directors of THCR, participated in the deliberations of the Board of Directors of THCR concerning executive compensation.

  Certain Related Party Transactions of Trump. In connection with the Merger Transaction, Trump is receiving certain consideration. See "Business--Recent Events." In exchange for the contribution of his direct and indirect interests in Taj Associates, Trump will receive additional limited partnership interests in THCR Holdings (including limited partnership interests to be held indirectly through a wholly owned corporation), which will be valued at $40,500,000 upon consummation of the Merger Transaction. The holders of the other 50% interest in Taj Associates will receive, at their election, cash or shares of THCR Common Stock, aggregating $40,500,000.

  Trump entered into the Executive Agreement, the Contribution Agreement and the License Agreement in June 1995, and is currently the sole limited partner of THCR Holdings. See "--Employment Agreements" and "Business--
Trademark/Licensing."

  Upon consummation of the June 1995 Offerings, Trump contributed to the capital of Trump Indiana and other new jurisdiction subsidiaries payments made by him relating to expenditures for the development of the Indiana Riverboat and other gaming ventures. As of June 12, 1995 these advances totaled approximately $4.4 million. Of these amounts, approximately $3.0 million were used to fund expenses related to the development of Trump Indiana. In order to fund such expenses, THCR Holdings lent to Trump $3.0 million and Trump issued to THCR Holdings a five-year promissory note bearing interest at a fixed rate of 10%, payable annually. The promissory note will be automatically canceled in the event that at any time during the periods set forth below, the THCR Common Stock trades on the NYSE, or any other applicable national exchange or over-the-counter market, at a price per share equal to or greater than the prices set forth below (subject to adjustment in certain circumstances) for any ten trading days during any 15 consecutive trading day period:

   If on or prior to June 12, 1997 ...................................... $25.00
   If on or prior to June 12, 1998 ...................................... $27.50
   If on or prior to June 12, 1999 ...................................... $30.00
   If on or prior to June 12, 2000 ...................................... $32.50

  On March 27, 1996, such $3.0 million promissory note was canceled in accordance with its terms.

  THCR has entered into a ten-year lease with The Trump-Equitable Fifth Avenue Company, a corporation wholly owned by Trump, dated as of July 1, 1995, for the lease of office space in The Trump Tower in New York City, which THCR may use for its general executive and administrative offices. The fixed rent is $115,500 per year, paid in equal monthly installments, for the period from July 1, 1995 to June 30, 2000 and will be $129,250 per year, paid in equal monthly installments, for the period from July 1, 2000 to June 30, 2005. In addition, THCR will pay as additional rent, among other things, a portion of the property taxes due each year. THCR has the option to terminate this lease upon ninety days' written notice and payment of $32,312.50.

  In connection with the Merger Transaction, Trump and THCR entered into an agreement, dated January 8, 1996, pursuant to which Trump agreed to take the actions contemplated to be taken by Trump in connection with the Merger Transaction, including to vote, or cause to be voted, all shares of THCR Common Stock and THCR Class B Common Stock beneficially owned by Trump in favor of the approval of the Merger Transaction. THCR agreed to use reasonable efforts to fulfill, and cause to be fulfilled, those obligations owed to Trump in connection with the Merger Transaction.

  Through February 1, 1993, Plaza Associates also leased from Trump approximately 120 parking spaces at Trump Plaza East for approximately $5.50 per parking space per day, with payments under such arrangement for the years ended December 31, 1993 and December 31, 1992 totaling $21,000 and $227,000, respectively.

  Seashore Four is the fee owner of a parcel of land constituting a portion of the Plaza Casino Parcel, which it leases to Plaza Associates pursuant to the SFA Lease. Seashore Four was assigned the lessor's interest in the existing SFA Lease in connection with its acquisition of fee title to such parcel from a non-affiliated third party in November 1983. The SFA Lease was entered into by Plaza Associates with such third party on an arm's-length basis. Plaza Associates recorded rental expenses of approximately $950,000, $900,000 and $900,000 in 1995, 1994 and 1993, respectively, concerning rent owed to Seashore Four.

  Trump Seashore is the fee owner of a parcel of land constituting a portion of the Plaza Casino Parcel, which it leases to Plaza Associates pursuant to the TSA Lease. In July 1988, Trump Seashore exercised a $10 million option to purchase the fee title to such parcel from a non-affiliated third party. In connection therewith, Trump Seashore was assigned the lessors' interest in the Trump Seashore Lease, which interest has, however, been transferred to UST. See "Properties." Plaza Associates made rental payments to Trump Seashore of approximately $1,175,000, $1.0 million and $1.0 million in 1995, 1994 and 1993, respectively.

  In June 1989, Trump Crystal Tower Associates Limited Partnership ("Trump Crystal"), a New Jersey limited partnership wholly owned by Trump, acquired from Elsinore Shore Associates all of the assets constituting the former Atlantis Casino Hotel ("Atlantis"), which is located on The Boardwalk adjacent to the Atlantic City Convention Center on the opposite side from Trump Plaza and is otherwise referred to herein as

Trump World's Fair. Prior to such acquisition, all of the Atlantis' gaming operations were discontinued. The facility was renamed the Trump Regency Hotel and, in August 1990, pursuant to a triple net lease with an affiliate of Plaza Associates, leased to Plaza Associates, which operated it solely as a non-casino hotel. During such period of operation, losses attributable to the former Trump Regency Hotel aggregating approximately $14.1 million adversely affected the results of operations of Plaza Associates. Pursuant to the 1992 Plaza Restructuring, Plaza Associates ceased operating the former Trump Regency Hotel as of September 30, 1992. As part of the 1992 Plaza Restructuring, the triple-net lease was terminated and Plaza Associates issued to Manufacturers Hanover Trust Company, which has since been acquired by Chemical Bank ("Chemical"), the assignee of rents payable under such lease, a promissory note in the original principal amount of $17.5 million (the "Regency Note"). At such time, title to the former Trump Regency Hotel was transferred by Trump to ACFH Inc. ("ACFH"), a wholly owned subsidiary of Chemical. From that time until June 12, 1995, the former Trump Regency Hotel was operated on behalf of ACFH as a non-casino hotel by Sovereign Management, a third party unaffiliated with THCR, Trump or their respective affiliates. Pursuant to an agreement between Trump Crystal and ACFH, Trump Crystal granted ACFH a non-exclusive license to use the "Trump" name in connection with such property. Plaza Associates repaid the Regency Note with a portion of the proceeds from the sale of the Plaza Notes and PIK Notes.

  In December 1993, Trump entered into an option agreement (the "Original Chemical Option Agreement") with Chemical and ACFH. The Original Chemical Option Agreement granted to Trump an option to purchase (i) the former Trump Regency Hotel (including the land, improvements and personal property used in the operation of the hotel) and (ii) certain promissory notes (including a personal promissory note of Trump payable to Chemical for $35.9 million (the "Trump Note")) made by Trump and/or certain of his affiliates and payable to Chemical (the "Chemical Notes") which are secured by certain real estate assets located in New York, unrelated to Plaza Associates, including the Trump Note which was made by Trump on July 20, 1987. As of September 30, 1995, the aggregate amount owed by Trump and his affiliates under the Chemical Notes (none of which constitutes an obligation of Plaza Associates) was approximately $65.8 million. In connection with exercise of the Trump World's Fair Purchase Option, as discussed below, the Trump Note was canceled.

  The aggregate purchase price payable for the assets subject to the Original Chemical Option Agreement was $80 million. Under the terms of the Original Chemical Option Agreement, $1 million was required to be paid for the option by January 5, 1994. In addition, the Original Chemical Option Agreement provided for an expiration of the option on May 8, 1994, subject to an extension until June 30, 1994 upon payment of an additional $250,000 on or before May 8, 1994. The Original Chemical Option Agreement did not allocate the purchase price among the assets subject to the option or permit the option to be exercised for some, but not all, of such assets.

  In connection with the execution of the Original Chemical Option Agreement, Plaza Associates was to make the initial $1 million payment, and, in consideration of such payment to be made by Plaza Associates, Trump agreed with Plaza Associates that, if Trump was able to acquire the former Trump Regency Hotel pursuant to the exercise of the option, he would make it available for the sole benefit of Plaza Associates on a basis consistent with Plaza Associates' contractual obligations and requirements. Trump further agreed that Plaza Associates would not be required to pay any additional consideration to Trump in connection with any assignment to Plaza Associates of the option to purchase the former Trump Regency Hotel. On January 5, 1994, Plaza Associates obtained the approval of the CCC to make the $1 million payment, and the payment was made on that date.

  On June 16, 1994, Trump, Chemical and ACFH amended and restated the Original Chemical Option Agreement (the "First Amended Chemical Option Agreement"). The First Amended Chemical Option Agreement provided for an extension of the expiration of the option through September 30, 1994, upon payment of $250,000. Such payment was made on June 27, 1994. The First Amended Chemical Option Agreement provided for a $60 million option price for the former Trump Regency Hotel and the Trump Note, and a separate $20 million option price for the other Chemical Notes. On August 30, 1994, Trump, Chemical and ACFH entered into an amendment to the First Amended Chemical Option Agreement (the "Second Amended Chemical Option Agreement"). The Second Amended Chemical Option Agreement provided for an extension of the expiration of the option through March 31, 1995 upon the payment of $50,000 a month for the period October through December 1994, and $150,000 a month for the period January through March 1995. Plaza Associates received the approval of the CCC and has made such payments. On March 6, 1995, Trump, Chemical and ACFH entered into an amendment to the Second Amended Chemical Option Agreement (the "Third Amended Chemical Option Agreement") or the Trump World's Fair Purchase Option. On June 12, 1995, Trump exercised the Trump World's Fair Purchase Option for $58,150,000 ($60 million less $1,850,000 in option payments which were available as of that date to offset the original exercise price), and title to Trump World's Fair was transferred via directed deed from ACFH to Plaza Associates. In connection with the exercise of the Trump World's Fair Purchase Option, the Trump Note was canceled. THCR is currently in the process of renovating and integrating Trump World's Fair into Trump Plaza. See "Business--Trump Plaza--The Trump Plaza Expansion."

  In 1993, Plaza Associates received the approval of the CCC, subject to certain conditions, for the expansion of its hotel facilities at Trump Plaza East. On June 24, 1993, in connection with the 1993 refinancing of Trump Plaza, (i) Trump transferred title to Trump Plaza East to Boardwalk, a wholly owned subsidiary of Midlantic, in exchange for a reduction in indebtedness to Midlantic in an amount equal to the sum of fair market value of Trump Plaza East and all rent payments made to Boardwalk by Trump under the Trump Plaza East Lease (as defined), (ii) Boardwalk leased Trump Plaza East to Trump (the "Trump Plaza East Lease") for a term of five years, which expires on June 30, 1998, during which time Trump was obligated to pay Boardwalk $260,000 per month in lease payments, and (iii) Plaza Associates acquired the Trump Plaza East Purchase Option. In October 1993, Plaza Associates assumed the Trump Plaza East Lease and related expenses. In addition, Plaza Associates has the Right of First Offer upon any proposed sale of all or any portion of the fee interest in Trump Plaza East during the term of the Trump Plaza East Purchase Option. Pursuant to the Right of First Offer, Plaza Associates has ten days after receiving written notice from the grantor of the proposed sale to commit to exercise the Right of First Offer. If Plaza Associates commits to exercise the Right of First Offer, it has ten days from the date of commitment to deposit $3,000,000 with the grantor, to be credited towards the purchase price or to be retained by the grantor if the closing, through no fault of the grantor, does not occur within 90 days (or, subject to certain conditions, 120 days) of the date of the commitment. If Plaza Associates determines not to timely exercise the Right of First Offer, the grantor thereof may sell Trump Plaza East to a third party, subject, however, to the Trump Plaza East Purchase Option and the lease associated with Trump Plaza East. Trump, individually, also has been granted by such lender the Right of First Offer upon a proposed sale of all or any portion of Trump Plaza East during the term of the Trump Plaza East Purchase Option. Trump has agreed with Plaza Associates that his Right of First Offer will be subject to Plaza Associates' prior exercise of its Right of First Offer (with any decision of Plaza Associates requiring the approval of the independent directors of Plaza Funding, acting as the managing general partner of Plaza Associates). Acquisition of Trump Plaza East by Plaza Associates would under certain circumstances (provided there are no events of default under the Trump Plaza East Lease or the Trump Plaza East Purchase Option and provided that certain other events had not theretofore or do not thereafter occur) discharge Trump's approximately $18 million obligation to Midlantic in full.

  On June 24, 1993, Plaza Associates and TPM entered into an agreement (the "TPM Services Agreement") which amended and restated an earlier services agreement. Pursuant to the TPM Services Agreement, TPM is required to provide to Plaza Associates, from time to time when reasonably requested, consulting services on a non-exclusive basis, relating to marketing, advertising, promotional and other similar and related services (the "TPM Services") with respect to the business and operations of Plaza Associates. In addition, the TPM Services Agreement contains a non-exclusive "license" of the "Trump" name. TPM is not required to devote any prescribed amount of time to the performance of its duties. In consideration for the TPM Services, Plaza Associates pays TPM an annual fee of $1.0 million in equal monthly installments. In addition to such annual fee, Plaza Associates reimburses TPM on a monthly basis for all reasonable out-of-pocket expenses incurred by TPM in performing its obligations under the TPM Services Agreement. Plaza Associates paid TPM $1,321,000, $1,288,000 and $1,247,000 in 1995, 1994 and 1993, respectively, for the TPM Services. Pursuant to the TPM Services Agreement, Plaza Associates has agreed to hold TPM, its officers, directors and employees harmless from and against any loss arising out of or in connection with the performance of the TPM Services and to hold

Trump harmless from and against any loss arising out of the license of the "Trump" name. The TPM Services Agreement provides that its term is coextensive with the period during which any Plaza Notes remain outstanding.

  Payments received under the TPM Services Agreement are currently pledged by TPM to secure lease payments for a helicopter that TPM makes available to Plaza Associates. Pending approval by the lessor of the helicopter, it is currently contemplated that the stock of TPM will be transferred by Trump to THCR Holdings, which will in turn assume the lease and related obligations, as well as become entitled to all amounts payable under the TPM Services Agreement.

  John Barry, Trump's brother-in-law, is a partner of Barry & McMoran, a New Jersey law firm which provides, from time to time, legal services to Plaza Associates.

  Other Relationships. The Commission requires registrants to disclose the existence of any other corporation in which both (i) an executive officer of the registrant serves on the board of directors and/or compensation committee, and (ii) a director of the registrant serves as an executive officer. Messrs. Ribis, Pickus and Burke, executive officers of THCR, have served on the boards of directors of other entities in which members of the Board of Directors of THCR (namely, Messrs. Trump and Ribis) served and continue to serve as executive officers. Management believes that such relationships have not affected the compensation decisions made by the Board of Directors of THCR in the last fiscal year.

  Messrs. Trump and Ribis serve on the Board of Directors of Plaza Funding, the managing general partner of Plaza Associates, of which Messrs. Trump and Ribis are executive officers. Messrs. Trump and Ribis also serve on the Board of Directors of Plaza Holding Inc., of which Messrs. Trump, Ribis and Burke are also executive officers. Trump is not compensated by such entities for serving as an executive officer, however, he has entered into a personal services agreement with Plaza Associates and THCR. Messrs. Ribis and Burke are not compensated by the foregoing entities, however, they are compensated by Plaza Associates for their service as executive officers.

  Messrs. Ribis, Pickus and Burke serve on the Board of Directors of Taj Holding, which holds an indirect equity interest in Taj Associates, the partnership that owns the Taj Mahal, of which Trump is an executive officer. Such persons also serve on the Board of Directors of TM/GP, the managing general partner of Taj Associates, of which Messrs. Trump and Ribis are executive officers. Mr. Ribis is compensated by Taj Associates for his services as its Chief Executive Officer. Mr. Ribis also serves on the Board of Directors of Realty Corp., which leases certain real property to Taj Associates, and of which Trump is an executive officer. Trump, however, does not receive any compensation for serving as an executive officer of Realty Corp. Mr. Ribis receives compensation from TCA for acting as Chief Executive Officer.

  Prior to December 1995, Mr. Ribis was Counsel to the law firm of Ribis, Graham and Curtin (now practicing as Graham, Curtin & Sheridan, A Professional Association), which serves as New Jersey legal counsel to THCR, THCR Holdings, Plaza Associates, and certain of their affiliated entities.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth, as of March 22, 1996 (without giving effect to the transactions contemplated by the Merger Transaction), certain information regarding the beneficial ownership of THCR Common Stock by (i) each of THCR's executive officers, (ii) each director of THCR, (iii) each person who is known to THCR to own beneficially more than 5% of the THCR Common Stock and (iv) all officers and directors of THCR as a group. Such information is based, in part, upon information provided by certain stockholders of THCR. In the case of persons other than members of the officers and directors of THCR, such information is based solely on a review of Schedules 13G filed with the Commission.

                                                    BENEFICIAL OWNERSHIP
                                                    ----------------------------
NAME                                                  NUMBER           PERCENT
----                                                ------------      ----------
Donald J. Trump....................................    6,667,217(/1/)     39.8%
Nicholas L. Ribis..................................       72,487(/2/)        *
John P. Burke......................................          400(/3/)        *
Robert M. Pickus...................................          200             *
Wallace B. Askins..................................        3,000             *
Don M. Thomas......................................          200             *
Peter M. Ryan......................................          --            --
INVESCO PLC........................................      527,300(/4/)      5.2
Hellman, Jordan Management Co., Inc................      882,700(/5/)      8.8
The Capital Group Companies, Inc...................    1,064,000(/6/)     10.6
State Street Research & Management Company.........    1,270,300(/7/)     12.6
Oppenheimer Group, Inc.............................    1,490,075(/8/)     14.8
All officers and directors of THCR (7 persons).....    6,743,504          40.2

  The above persons have sole voting and investment power, unless otherwise indicated below.
--------
 * Less than 1%.
(1) 725 Fifth Avenue, New York, New York 10022. These shares include 6,666,667 shares of THCR Common Stock, into which Trump's limited partnership interest in THCR Holdings is convertible, subject to certain adjustments. See "Description of the THCR Holdings Partnership Agreement." These shares include 300 shares of THCR Common Stock held by his wife, Mrs. Marla M. Trump, of which shares Trump disclaims beneficial ownership. Trump is also the beneficial owner of the outstanding shares of the THCR Class B Common Stock (1,000 shares). The THCR Class B Common Stock has voting power equivalent to the voting power of the THCR Common Stock into which Trump's limited partnership interest is convertible. Upon conversion of all or any portion of the THCR Holdings limited partnership interest into shares of THCR Common Stock, the corresponding voting power of the THCR Class B Common Stock will be proportionately diminished.
(2) Represents the vested portion of a stock bonus awarded to the President of THCR pursuant to the 1995 Stock Plan. See "Executive Compensation." These shares include 3,081 shares and 2,739 shares held by Mr. Ribis as custodian for his son, Nicholas L. Ribis, Jr., and his daughter, Alexandria Ribis, respectively, of which shares Mr. Ribis disclaims beneficial ownership.
(3) Mr. Burke shares voting and dispositive power of 100 of these shares with his wife. These shares also include 100 shares beneficially owned solely by his wife, of which shares Mr. Burke disclaims beneficial ownership.
(4) 11 Devonshire Square, London EC2M 4YR, England. INVESCO PLC ("Invesco"), the parent holding company, shares voting and dispositive power over these shares with four of its subsidiaries. Invesco and its subsidiaries disclaim beneficial ownership of these shares, which are held by them on behalf of other persons who have the right to receive (or direct the receipt) of dividends and proceeds from the sale of such shares.
(5) 75 State Street, Suite 2420, Boston, Massachusetts 02109. Hellman, Jordan Management Co., Inc. ("Hellman") is an investment adviser which has sole dispositive power over all of these shares and sole voting power over 817,700 of these shares. Hellman's clients have the power to revoke Hellman's dispositive power upon 30 days' written notice.
(6) 333 South Hope Street, Los Angeles, California 90071. The Capital Group Companies, Inc. ("Capital Group") has sole dispositive power over these shares and sole voting power over 256,000 of these shares. These shares include 654,000 shares beneficially owned by Capital Guardian Trust Company ("Capital Guardian"). Capital Group is the parent holding company of Capital Guardian. Capital Group and Capital Guardian disclaim beneficial ownership of these shares.
(7) One Financial Center, 30th Floor, Boston, Massachusetts 02111. State Street Research & Management Company ("State Street") is an investment adviser and disclaims beneficial ownership of these shares. Metropolitan Life Insurance Company, One Madison Avenue, New York, New York 10010, is the parent holding company of State Street.
(8) Oppenheimer Tower, World Financial Center, New York, New York 10281. Oppenheimer Group, Inc. ("Oppenheimer") has shared voting and dispositive power over these shares. These shares include 886,400 shares beneficially owned by Oppenheimer Capital, an investment adviser, of which Oppenheimer is the parent holding company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Payments to affiliates in connection with any such transactions are governed by the provisions of the Plaza Note Indenture and the Senior Note Indenture, and may also be governed by the provisions of the Mortgage Note Indenture, which provisions generally require that such transactions be on terms as favorable as would be obtainable from an unaffiliated party, and require the approval of a majority of the independent directors of THCR for certain affiliated transactions.

  Trump and certain affiliates have engaged in certain related party transactions with respect to THCR and Plaza Associates. See "Executive Compensation--Compensation Committee Interlocks and Insider Participation-- Certain Related Party Transactions of Trump" and "--Other Relationships."

  Plaza Associates has joint property insurance coverage with TCA, Taj Associates and other entities affiliated with Trump for which the annual premium paid by Plaza Associates was approximately $1.4 million for the 12 months ended May 1996.

  Plaza Associates leased from Taj Associates certain office facilities located in Pleasantville, New Jersey. In 1993 and 1992, lease payments by Plaza Associates to Taj Associates totaled approximately $30,000 and $138,000, respectively. Such lease terminated on March 19, 1993, and Plaza Associates vacated the premises. Through February 1, 1993, Plaza Associates also leased from Trump approximately 120 parking spaces at Trump Plaza East for approximately $5.50 per parking space per day, with payments under such arrangement for the years ended December 31, 1993 and December 31, 1992 totaling $21,000 and $227,000, respectively.

  Plaza Associates also leased portions of its warehouse facility located in Egg Harbor Township, New Jersey to TCA; lease payments by TCA to Plaza Associates totaled $6,000, $6,000 and $15,000 in 1995, 1994 and 1993, respectively.

  Indemnification Agreements. In addition to the indemnification provisions in THCR's and its subsidiaries' employment agreements (see "Executive Compensation--Employment Agreements"), certain former and current Directors of Plaza Funding entered into separate indemnification agreements in May 1992 with Plaza Associates pursuant to which such persons are afforded the full benefits of the indemnification provisions of the partnership agreement governing Plaza Associates. Plaza Associates also entered into an Indemnification Trust Agreement in November 1992 (the "Trust Agreement") with Midlantic (the "Indemnification Trustee") pursuant to which the sum of $100,000 was deposited by Plaza Associates with the Indemnification Trustee for the benefit of the Directors of Plaza Funding and certain former Directors of Trump Plaza GP to provide a source for indemnification for such persons if Plaza Associates, Plaza Funding or Trump Plaza GP, as the case may be, fails to immediately honor a demand for indemnification by such persons. The indemnification agreements with the directors of Plaza Funding and directors of Trump Plaza GP were amended in June 1993 to provide, among other things, that Plaza Associates would maintain directors' and officers' insurance covering such persons during the ten-year term (subject to extension) of the indemnification agreements; provided, however, that if such insurance would not be available on a commercially practicable basis, Plaza Associates could, in lieu of obtaining such insurance, annually deposit an amount in the Indemnification Trust Fund equal to $500,000 for the benefit of such directors; provided, however, that deposits relating to the failure to obtain such insurance shall not exceed $2.5 million. Such directors are covered by directors' and officers' insurance maintained by Plaza Associates.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) Financial Statements.

     (1) See "Item 8--Financial Statements and Supplementary Data--Index to Financial Statements and Financial Statement Schedules" for a list of the financial statements included in this Annual Report.

     (2) See "Item 8--Financial Statements and Supplementary Data--Index to Financial Statement Schedules" for a list of the Financial Statement Schedules included in this Annual Report.

  (b) Reports on Form 8-K. THCR did not file any reports on Form 8-K for the quarter ended December 31, 1995.

  (c) Exhibits.

   EXHIBIT NO.                     DESCRIPTION OF EXHIBIT
   -----------                     ----------------------
    2.1(13)    Agreement and Plan of Merger, dated January 8, 1996, between
               Trump Hotels & Casino Resorts, Inc., Taj Mahal Holding Corp.
               and THCR Merger Corp.
    2.1.1(14)  Amended to Agreement and Plan of Merger, dated January 31,
               1996, by and among Trump Hotels & Casino Resorts, Inc., Taj
               Mahal Holding Corp. and THCR Merger Corp.
    3.1(12)    Amended and Restated Certificate of Incorporation of Trump
               Hotels & Casino Resorts, Inc.
    3.2(12)    Amended and Restated By-Laws of Trump Hotels & Casino Resorts,
               Inc.
    4.1(7)     Mortgage Note Indenture, among Trump Plaza Funding, Inc., as issuer, Trump Plaza Associates, as guarantor, and First Bank
               National Association, as trustee.
    4.2(7)     Indenture of Mortgage, between Trump Plaza Associates, as
               mortgagor, and Trump Plaza Funding, Inc., as mortgagee.
    4.3(7)     Assignment Agreement between Trump Plaza Funding, Inc., and
               First Bank National Association, as trustee.
    4.4(7)     Assignment of Operating Assets from Trump Plaza Associates to
               Trump Plaza Funding, Inc.
    4.5(7)     Assignment of Leases and Rents from Trump Plaza Associates to
               Trump Plaza Funding, Inc.
    4.6(7)     Indenture of Mortgage between Trump Plaza Associates and First
               Bank National Association, as trustee.
    4.7(7)     Assignment of Leases and Rents from Trump Plaza Associates to
               First Bank National Association, as trustee.
    4.8(7)     Assignment of Operating Assets from Trump Plaza Associates to
               First Bank National Association, as trustee.
    4.9(7)     Trump Plaza Associates Note to Trump Plaza Funding, Inc.
    4.10(7)    Mortgage Note Certificate (included in Exhibit 4.1).
    4.11(7)    Pledge Agreement of Trump Plaza Funding, Inc., in favor and for the benefit of First Bank National Association, as
               trustee.
    4.12-4.16  Intentionally omitted.

   EXHIBIT NO.                     DESCRIPTION OF EXHIBIT
   -----------                     ----------------------
    4.17(12)   Senior Secured Note Indenture between Trump Hotels & Casino
               Resorts Holdings, L.P. and Trump Hotels & Casino Resorts
               Funding, Inc., as issuers, and First Bank National
               Association, as trustee.
    4.18(12)   Senior Secured Note Certificate (included in Exhibit 4.17).
    4.19.1(12) Pledge Agreement, dated June 12, 1995, from Trump Hotels &
               Casino Resorts Holdings, L.P., as pledgor to First Bank
               National Association as collateral agent, on behalf of First
               Bank National Association in its respective capacities as
               trustees.
    4.19.2(12) Pledge Agreement, dated June 12, 1995, from Trump Hotels &
               Casino Resorts Holdings, L.P., as pledgor to First Bank
               National Association as trustee.
    4.19.3(12) Pledge Agreement, dated June 12, 1995, from Trump Plaza
               Holding Associates, as pledgor to First Bank National
               Association as collateral agent, on behalf of First Bank
               National Association in its respective capacities as trustees.
    4.19.4(12) Pledge Agreement, dated June 12, 1995, from Trump Plaza
               Holding, Inc. as pledgor to First Bank National Association as collateral agent, on behalf of First Bank National Association in its respective capacities as trustees.
    4.20-4.23  Intentionally omitted.
    4.24(12)   Cash Collateral and Disbursement Agreement, dated June 12,
               1995, among First Bank National Association, as disbursement agent, First Bank National Association, as trustee, and Trump
               Hotels & Casino Resorts Holdings, L.P. and Trump Hotels &
               Casino Resorts Funding, Inc., as issuers.
    4.25(11)   Certificate of Common Stock of Trump Hotels & Casino Resorts,
               Inc.
   10.1-10.6   Intentionally omitted.
   10.7(9)     Employment Agreement between Trump Plaza Associates and Barry
               Cregan.
   10.8-10.9   Intentionally omitted.
   10.10(3)    Agreement of Lease, dated as of July 1, 1980, by and between
               SSG Enterprises, as lessor and Atlantic City Seashore 2, Inc., as lessee, as SSG Enterprises' interest has been assigned to
               Seashore Four Associates, and as Atlantic City Seashore 2,
               Inc.'s interest has been, through various assignments,
               assigned to Trump Plaza Associates (with schedules).
   10.11(3)    Agreement of Lease, dated July 11, 1980, by and between Plaza
               Hotel Management Company, as lessor, and Atlantic City
               Seashore 3, Inc., as lessee, as Atlantic City Seashore 3,
               Inc.'s interest has been, through various assignments,
               assigned to Trump Plaza Associates (with schedules).
   10.12(3)    Agreement of Lease, dated as of July 1, 1980, by and between
               Magnum Associates and Magnum Associates II, as lessor and
               Atlantic City Seashore 1, Inc., as lessee, as Atlantic City
               Seashore 1, Inc.'s interest has been, through various
               assignments, assigned to Trump Plaza Associates (with
               schedules).
   10.13-10.15 Intentionally omitted.
   10.16(1)    Trump Plaza Hotel and Casino Retirement Savings Plan effective as of November 1, 1986.
   10.17-10.20 Intentionally omitted.
   10.21(4)    Assignment of Lease, dated as of July 28, 1988, by and between
               Magnum Associates and Magnum Associates II, as assignor, Trump
               Seashore Associates, as assignee, and Trump Plaza Associates, as lessee.


   EXHIBIT NO.                           DESCRIPTION OF EXHIBIT
   -----------                           ----------------------
   10.22-10.27 Intentionally omitted.
   10.28(2)    Option Agreement, dated as of February 2, 1993, between Donald J. Trump and Trump Plaza Associates.
   10.29       Intentionally omitted.
   10.30(5)    Amended and Restated Services Agreement between Trump Plaza Associates and
               Trump Plaza Management Corp.
   10.31-10.32 Intentionally omitted.
   10.33(6)    Mortgage from Donald J. Trump, as nominee, to Albert Rothenberg and Robert
               Rothenberg, dated October 3, 1983.
   10.34(6)    Intentionally omitted.
   10.35(6)    Mortgage from Trump Plaza Associates to The Mutual Benefit Life Insurance
               Company, dated October 5, 1990.
   10.35.1(6)  Collateral Assignment of Leases from Trump Plaza Associates to The Mutual
               Benefit Life Insurance Company, dated October 5, 1990.
   10.36-10.37 Intentionally omitted.
   10.38(8)    Employment Agreement between Trump Plaza Associates and Nicholas L. Ribis.
   10.38.1(2)  Employment Agreement between Trump Hotels & Casino Resorts Holdings, L.P.
               and Nicholas L. Ribis (with exhibits).
   10.39(8)    Severance Agreement between Trump Plaza Associates and Robert M. Pickus.
   10.39.1(15) Employment Contract, dated July 7, 1995, between Trump Hotels & Casino
               Resorts Holdings, L.P. and Robert M. Pickus.
   10.40(10)   Employment Agreement, dated as of February 7, 1995, between Trump Plaza
               Associates and Kevin S. Smith.
   10.41(10)   Employment Agreement between Trump Plaza Associates and James A. Rigot.
   10.42(10)   Option and Right of First Offer Agreement between Trump Plaza Associates and Missouri Boardwalk Inc., dated June 24, 1993.
   10.43(10)   Lease between Donald J. Trump and Missouri Boardwalk Inc., dated June 24,
               1993.
   10.44(10)   Sublease between Donald J. Trump and Missouri Boardwalk Inc., dated June
               24, 1993.
   10.45       Intentionally omitted.
   10.46(12)   Executive Agreement among Donald J. Trump, Trump Hotels & Casino Resorts,
               Inc. and Trump Hotels & Casino Resorts Holdings, L.P.
   10.47(12)   1995 Stock Incentive Plan of Trump Hotels & Casino Resorts, Inc.
   10.48(11)   Sales and Construction Agreement, dated May 1, 1995, between Trump
               Indiana, Inc. and Atlantic Marine, Inc.
   10.49(11)   Agreement of Sale, dated May 10, 1995, between Trump Indiana, Inc. and
               Lehigh Portland Cement Company.
   10.50(11)   Acquisition Agreement, dated April 27, 1995, between Trump Oceanview, Inc.
               and The New Jersey Sports and Exposition Authority.
   10.51(11)   Amended and Restated Partnership Agreement of Trump Hotels & Casino
               Resorts Holdings, L.P.
   10.52(12)   Exchange and Registration Rights Agreement, dated June 12, 1995, between
               Trump Hotels & Casino Resorts, Inc. and Donald J. Trump.

   EXHIBIT NO.                             DESCRIPTION OF EXHIBIT
   -----------                             ----------------------
   10.53(12)     Contribution Agreement, dated June 12, 1995, between Trump Hotels & Casino
                 Resorts Holdings, L.P. and Donald J. Trump.
   10.54(12)     Trademark License Agreement, dated June 12, 1995, between Donald J. Trump and Trump Hotels & Casino Resorts, Inc.
   10.55(12)     Trademark Security Agreement, dated June 12, 1995, between Trump Hotels &
                 Casino Resorts, Inc. and Donald J. Trump.
   10.56(11)     Agreement of Sublease between Donald J. Trump and Time Warner
                 Entertainment Company, L.P., as amended.
   10.57         Intentionally omitted.
   10.58(12)     Promissory Note of Donald J. Trump in favor of Trump Hotels & Casino
                 Resorts Holdings, L.P.
   10.59(15)     First Amended and Restated Operating Agreement of Buffington Harbor
                 Riverboat, L.L.C. by and between Trump Indiana, Inc. and Barden-Davis
                 Casinos, L.L.C., dated as of October 31, 1995.
   10.60(15)     Loan and Security Agreement, by and between debis Financial Services, Inc.
                 and Trump Indiana, Inc., dated August 30, 1995.
   10.60.1(15)   Amendment Agreement to Loan and Security Agreement, by and between debis
                 Financial Services, Inc. and Trump Indiana, Inc., dated as of October 25,
                 1995.
   10.61(15)     Voting Agreement between Donald J. Trump and Trump Hotels & Casino
                 Resorts, Inc., dated January 8, 1996.
   21(11)        List of Subsidiaries of Trump Hotels & Casino Resorts, Inc.
   23.1          Consent of Arthur Andersen LLP.
   27.1          Financial Data Schedule of Trump Hotels & Casino Resorts, Inc.

--------
(1) Incorporated herein by reference to the identically numbered Exhibit in the Annual Report on Form 10-K of Trump Plaza Funding, Inc. for the year ended December 31, 1986.
(2) Incorporated herein by reference to the identically numbered Exhibit in the Annual Report on Form 10-K of Trump Plaza Funding, Inc. for the year ended December 31, 1992.
(3) Incorporated herein by reference to the identically numbered Exhibit in the Registration Statement on Form S-1, Registration No. 33-4604, of Trump Plaza Funding, Inc.
(4) Incorporated herein by reference to the identically numbered Exhibit in the Annual Report on Form 10-K of Trump Plaza Funding, Inc. for the fiscal year ended December 31, 1990.
(5) Previously filed in the Registration Statement on Form S-1, Registration No. 33-58608, of Trump Atlantic City Associates (formerly Trump Plaza Holding Associates).
(6) Incorporated herein by reference to the identically numbered Exhibit in the Registration Statement on Form S-1, Registration No. 33-58602, of Trump Plaza Funding, Inc. and Trump Plaza Associates.
(7) Incorporated herein by reference to the identically numbered Exhibit in the Registration Statement on Form S-1, Registration No. 33-58608, of Trump Atlantic City Associates (formerly Trump Plaza Holding Associates).
(8) Incorporated herein by reference to the identically numbered Exhibit in the Annual Report on Form 10-K of Trump Plaza Funding, Inc. and Trump Atlantic City Associates (formerly Trump Plaza Holding Associates) for the year ended December 31, 1993.
(9) Incorporated herein by reference to the identically numbered Exhibit in the Quarterly Report on Form 1O-Q of Trump Plaza Funding, Inc. for the quarter ended September 30, 1994.

(10) Incorporated herein by reference to the identically numbered Exhibit in the Annual Report on Form 10-K of Trump Plaza Funding, Inc. and Trump Atlantic City Associates (formerly Trump Plaza Holding Associates) for the year ended December 31, 1994.
(11) Incorporated herein by reference to the identically numbered Exhibit to the Registration Statement on Form S-1, Registration No. 33-90784, of Trump Hotels & Casino Resorts, Inc.
(12) Incorporated herein by reference to the identically numbered Exhibit in the Quarterly Report on Form 10-Q of Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Hotels & Casino Resorts Funding, Inc. for the quarter ended June 30, 1995.
(13) Incorporated herein by reference to the identically numbered Exhibit on the Current Report on Form 8-K of Trump Hotels & Casino Resorts, Inc., dated January 10, 1996.
(14) Incorporated herein by reference to the identically numbered Exhibit on the Current Report on Form 8-K of Trump Hotels & Casino Resorts, Inc., dated February 1, 1996.
(15) Incorporated by reference to the identically numbered Exhibit in the Registration Statement on Form S-1, Registration No. 333-639, of Trump Hotels & Casino Resorts, Inc.

  (d) FINANCIAL STATEMENT SCHEDULES. See "Financial Statements and Supplementary Data--Index to Financial Statements and Financial Statement Schedules" for a list of the financial statement schedules included in this Annual Report.

IMPORTANT FACTORS RELATING TO FORWARD LOOKING STATEMENTS

  The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Annual Report on Form 10-K and those that may be made in the future by or on behalf of the Registrant which are identified as forward-looking, the Registrant notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Annual Report were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Registrant. Accordingly, there can be no assurance that the forward-looking statements contained in this Annual Report will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Annual Report should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Registrant are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Annual Report. The inclusion of the forward-looking statements contained in this Annual Report should not be regarded as a representation by the Registrant or any other person that the forward-looking statements contained in this Annual Report will be achieved. In light of the foregoing, readers of this Annual Report are cautioned not to place undue reliance on the forward-looking statements contained herein.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Trump Hotels & Casino Resorts, Inc.

                                                   /s/ Nicholas L. Ribis
                                            -----------------------------------
                                            BY: NICHOLAS L. RIBIS
                                            TITLE: PRESIDENT, CHIEF EXECUTIVE
                                               OFFICER AND CHIEF FINANCIAL
                                               OFFICER
                                            DATE: MARCH 27, 1996

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

              SIGNATURE                        TITLE                 DATE


         /s/ Donald J. Trump           Chairman of the          March 27, 1996
-------------------------------------   Board of Directors
           DONALD J. TRUMP

        /s/ Nicholas L. Ribis          President, Chief         March 27, 1996
-------------------------------------   Executive Officer,
          NICHOLAS L. RIBIS             Chief Financial
                                        Officer and
                                        Director (Principal
                                        Executive and
                                        Financial Officer)

          /s/ John P. Burke            Senior Vice              March 27, 1996
-------------------------------------   President,
            JOHN P. BURKE               Corporate Finance
                                        (Principal
                                        Accounting Officer)

        /s/ Wallace B. Askins          Director                 March 27, 1996
-------------------------------------
          WALLACE B. ASKINS

          /s/ Don M. Thomas            Director                 March 27, 1996
-------------------------------------
            DON M. THOMAS

          /s/ Peter M. Ryan            Director                 March 27, 1996
-------------------------------------
            PETER M. RYAN