Form 10-Q
period 1996-03-31
TRUMP HOTELS & CASINO RESORTS INC
filed 1996-05-15
CIK 943320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________


Commission file number:            1-13794
                                   -------

                       TRUMP HOTELS & CASINO RESORTS, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                           13-3818402
- ------------------------------------                     --------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification No.)

Mississippi Avenue and The Boardwalk
Atlantic City, New Jersey                                        08401
- ------------------------------------                     --------------------
(Address of principal executive                               (Zip Code)
 offices)

                                 (609) 441-6060
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
- --------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.         Yes [X]   No [ ]

The number of outstanding shares of Trump Hotels & Casino Resorts Inc. Common Stock, par value $.01 per share, as of April 30, 1996, was 24,140,090.

The number of outstanding shares of Trump Hotels & Casino Resorts, Inc. Class B Common Stock, par value $.01 per share, as of April 30, 1996, was 1,000.

                       TRUMP HOTELS & CASINO RESORTS, INC.
                               INDEX TO FORM 10-Q

                                                                            Page
PART I -- FINANCIAL INFORMATION
ITEM 1 -- Financial Statements

Condensed Consolidated Balance Sheets of Trump Hotels & Casino
Resorts Inc. as of March 31, 1996 (unaudited) and December 31, 1995.          1

Condensed Consolidated Statement of Operations of Trump Hotels &
Casino Resorts, Inc. for the Three Months Ended March 31, 1996
(unaudited).                                                                  2

Condensed Consolidated Statement of Capital (Deficit) of Trump
Hotels & Casino Resorts Inc. for the Three Months Ended March 31,
1996 (unaudited).                                                             3

Condensed Consolidated Statement of Cash Flows of Trump Hotels &
Casino Resorts, Inc. for the Three Months Ended March 31, 1996
(unaudited).                                                                  4

Notes to Condensed Financial Statements of Trump Hotels & Casino
Resorts, Inc. (unaudited).                                                 5-12

ITEM 2 -- Management's Discussion and Analysis of Financial
Condition and Results of Operations                                       13-17

PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings                                                  18
ITEM 2 -- Changes in Securities                                              19
ITEM 3 -- Defaults Upon Senior Securities                                    19
ITEM 4 -- Submission of Matters to a Vote of
          Security Holders                                                   19
ITEM 5 -- Other Information                                                  19
ITEM 6 -- Exhibits and Reports on Form 8-K                                   19

Signature - Trump Hotels & Casino Resorts, Inc.                              22

                         PART I - FINANCIAL INFORMATION

ITEM 1- Financial Statements

                       TRUMP HOTELS & CASINO RESORTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                                       March 31,    December 31,
                                                         1996           1995
                                                     ------------   ------------
                                                      (unaudited)
                    ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                         $ 21,612       $ 19,208
      Restricted cash                                     12,013         12,013
      Receivables, net                                    14,879         14,460
      Inventories                                          2,640          2,609
      Other current assets                                 5,037          5,171
                                                        --------       --------
           Total current assets                           56,181         53,461

INVESTMENT IN BUFFINGTON HARBOR                           22,328         21,823
PROPERTY AND EQUIPMENT, net                              450,823        408,231
LAND RIGHTS                                               29,227         29,320
CASH RESTRICTED FOR FUTURE CONSTRUCTION                   17,550         40,030
NOTE RECEIVABLE                                             --            3,000
DEFERRED LOAN COSTS, NET                                  19,472         20,026
OTHER ASSETS                                               9,967          8,654
                                                        --------       --------
           Total Assets                                 $605,548       $584,545
                                                        ========       ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current maturities of long-term debt             $   4,595      $   2,901
      Accounts payable and accrued expenses               37,312         29,625
      Accrued interest payable                            17,474          2,498
      Due to affiliates, net                                 434            278
                                                       ---------      ---------
           Total Current Liabilities                      59,815         35,302

LONG-TERM DEBT, net of discount and
  current maturities                                     497,643        494,471
DEFERRED INCOME TAXES PAYABLE                              4,167          4,181
OTHER LONG TERM LIABILITIES                                6,246           --
                                                       ---------      ---------
         Total Liabilities                               567,871        533,954
                                                       ---------      ---------
STOCKHOLDERS' EQUITY:
      Common Stock $.01 par value,
         50,000,000 shares authorized,
         10,066,667 issued and outstanding                   101            101
      Class B Common Stock $.01 par value,
         1,000 shares authorized, issued and
         outstanding
      Additional Paid in Capital                          49,361         52,411
      Accumulated Deficit                                (11,785)        (1,921)
                                                       ---------      ---------
           Total Stockholders' Equity                     37,677         50,591
                                                       ---------      ---------
Total Liabilities and Stockholders' Equity             $ 605,548      $ 584,545
                                                       =========      =========

                 The accompanying notes are an integral part of
                  these condensed consolidated balance sheets.

                       TRUMP HOTELS & CASINO RESORTS INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                   (unaudited)
                        (in thousands, except share data)


REVENUES:
      Gaming                                                       $     74,270
      Rooms                                                               5,798
      Food and Beverage                                                  11,383
      Other                                                               2,100
                                                                   ------------
           Gross Revenues                                                93,551

Less - Promotional allowances                                            10,683
                                                                   ------------

           Net Revenues                                                  82,868

COSTS AND EXPENSES:
      Gaming                                                             44,126
      Rooms                                                                 777
      Food and Beverage                                                   4,094
      General and Administrative                                         19,668
      Depreciation and Amortization                                       4,527
      Pre-Opening                                                         2,110
      Other                                                                 800
                                                                   ------------
                                                                         76,102
                                                                   ------------

           Income from operations                                         6,766
                                                                   ------------

NON-OPERATING INCOME AND
  (EXPENSES):
      Interest income                                                       771
      Interest expense                                                  (16,026)
      Other non-operating expense                                        (1,375)
                                                                   ------------
                                                                        (16,630)
                                                                   ------------


NET LOSS                                                           $     (9,864)
                                                                   ============
Loss Per share                                                             (.97)
                                                                   ------------
Weighted average shares                                              10,133,333
                                                                   ============





               The accompanying notes are an integral part of this
                   condensed consolidated financial statement.

                       TRUMP HOTELS & CASINO RESORTS, INC.
              CONDENSED CONSOLIDATED STATEMENT OF CAPITAL (DEFICIT)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                   (unaudited)
                        (in thousands except share data)




                                          Number of Shares
                                    ---------------------------
                                                                        Common          Additional
                                                       Class B          Stock            Paid in        Accumulated
                                      Common           Common           Amount           Capital          Deficit          Total
                                    ----------       ----------       ----------       ----------       ----------       ----------
Balance,
December 31, 1995                   10,066,667            1,000       $      101       $   52,411       $   (1,921)      $   50,591

Cancellation of
Trump Note                                                                                 (3,167)                           (3,167)
Accretion of
Phantom Stock Units                                                                           117                               117

Net Loss                                                                                                    (9,864)          (9,864)
                                    ------------------------------------------------------------------------------------------------
Balance,
March 31, 1996                      10,066,667            1,000       $      101       $   49,361       $  (11,785)      $   37,677
                                    ==========       ==========       ==========       ==========       ==========       ==========



               The accompanying notes are an integral part of this
                   condensed consolidated financial statement.

                       TRUMP HOTELS & CASINO RESORTS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                   (unaudited)
                                 (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $ (9,864)
Adjustments to reconcile net income to net
  cash flows from operating activities-
   Noncash charges-
      Depreciation and amortization                                       4,527
      Accretion of phantom stock units                                      117
      Accretion of discounts on mortgage Notes                              112
      Amortization of deferred loan costs                                   718
      Provisions for losses on receivables                                  317
      Valuation allowance of CRDA investments                                86
                                                                       --------
                                                                         (3,987)

      Increase in receivables                                              (903)
      Increase in inventories                                               (31)
      Increase in advances to affiliates                                    157
      Decrease in other current assets                                      135
      Increase in other assets                                             (725)
      Increase in accounts payable and accrued expenses                   4,031
      Increase in accrued interest payable                               14,976
                                                                       --------

           Net cash flows provided by operating activities               13,653
                                                                       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                                 (35,689)
Investment in Buffington Harbor                                            (505)
CRDA Investments                                                           (926)
Cash restricted for future construction                                  22,480
                                                                       --------
           Net cash flows used in investing activities                  (14,640)
                                                                       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Long Term Debt                                                4,168
Payment of current maturities of long-term debt                            (777)
                                                                       --------
           Net cash flows provided by financing activities                3,391
                                                                       --------
Net increase in cash and cash equivalents                                 2,404
                                                                       --------

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         $ 19,208
                                                                       ========

CASH AND CASH EQUIVALENTS AT MARCH 31, 1996                            $ 21,612
                                                                       ========

CASH INTEREST PAID                                                     $    203
                                                                       ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Purchase of property and equipment                                     $  9,987
                                                                       ========


               The accompanying notes are an integral part of this
                   condensed consolidated financial statement.

                       TRUMP HOTELS & CASINO RESORTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                   (UNAUDITED)

(1)  Organization and Operations:

     Trump Hotels & Casino Resorts, Inc., a Delaware corporation ("THCR"), which commenced operations on June 12, 1995, owns and operates the Trump Plaza Hotel and Casino ("Trump Plaza"), a luxury casino hotel located on The Boardwalk in Atlantic City, New Jersey. In addition, THCR, through Trump Indiana, Inc., a Delaware corporation ("Trump Indiana"), a wholly owned subsidiary of Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings"), an entity which is owned approximately 60.2% (as of March 31, 1996) by THCR, is developing a riverboat gaming facility at Buffington Harbor, Indiana (the "Indiana Riverboat"). THCR, through THCR Holdings and its subsidiaries, is the exclusive vehicle through which Donald J. Trump ("Trump") will engage in new gaming activities in emerging or established gaming jurisdictions.

     The accompanying condensed consolidated financial statements include those of (i) THCR and (ii) THCR Holdings and its subsidiaries: Trump Atlantic City Associates, a New Jersey general partnership formerly known as Trump Plaza Holding Associates ("Trump AC"), Trump Indiana, Trump Plaza Funding, Inc., a New Jersey corporation ("Plaza Funding") and Trump Atlantic City Holding, Inc., a New Jersey general partnership formerly known as Trump Plaza Holding, Inc. ("AC Holding Inc."). Trump Plaza Associates, a New Jersey general partnership ("Plaza Associates") which owns and operates Trump Plaza, is a wholly owned subsidiary of Trump AC.

     On June 12, 1995, THCR completed a public offering of 10,000,000 shares of its common stock, par value $.01 per share (the "THCR Common Stock"), at $14.00 per share (the "1995 Stock Offering") for gross proceeds of $140,000,000. Concurrently with the 1995 Stock Offering, THCR Holdings, together with Trump Hotels & Casino Resorts Funding, Inc., a Delaware corporation and a wholly owned subsidiary of THCR Holdings ("THCR Funding"), issued their 15-1/2% Senior Secured Notes due 2005 (the "Senior Notes") for gross proceeds of $155,000,000 (the "1995 Note Offering" and, together with the 1995 Stock Offering, the "1995 Offerings"). THCR contributed the gross proceeds of the 1995 Stock Offering to THCR Holdings.

     Prior to the 1995 Offerings, Trump was the sole stockholder of THCR and sole beneficial owner of THCR Holdings. Concurrent with the 1995 Offerings, Trump contributed to THCR Holdings all of his beneficial interest in Plaza Associates, which consisted of all of the outstanding capital stock of Plaza Funding, a 99%
equity interest in Trump AC and all of the outstanding capital stock of AC Holding, Inc., which owns the remaining 1% equity interest in Trump AC. Trump also contributed all of his existing interests and rights to new gaming activities in both emerging and established gaming jurisdictions, including Trump Indiana but excluding his interests in the Trump Taj Mahal Casino Resort (the "Taj Mahal") and Trump's Castle Casino Resort, to THCR Holdings. In
exchange for Trump's contributions to THCR Holdings, Trump received an approximately 39.8% limited partnership interest in THCR Holdings. Trump's limited partnership interest in THCR Holdings represents his economic interest in the assets and operations of THCR Holdings. Accordingly (as of March 31,
1996) such limited partnership interest is convertible at Trump's option into 6,666,667 shares of THCR Common Stock (subject to certain adjustments) representing approximately 39.8% of the outstanding shares of THCR Common Stock.

     In addition, in connection with the 1995 Offerings, Trump received shares of Class B Common Stock, par value $.01 per share, of THCR (the "THCR Class B Common Stock"). The THCR Class B Common Stock votes together with the THCR Common Stock as a single class on all matters submitted to stockholders of THCR for a vote or in respect of which consents are solicited (other than in connection with certain amendments to THCR's Amended and Restated Certificate of Incorporation). The THCR Class B Common Stock has voting power equivalent to the voting power of the THCR Common Stock into which a THCR Holdings limited partnership interest is convertible. Upon conversion of all or any portion of a THCR Holdings limited partnership interest into shares of THCR Common Stock, the corresponding voting power of the THCR Class B Common Stock will be proportionately diminished. The THCR Class B Common Stock provides a THCR Holdings limited partner with a voting interest in THCR which is proportionate to such holder's equity interest in THCR Holdings' assets represented by such limited partnership interest. Except for the right to receive par value upon liquidation, the THCR Class B Common Stock has no right to receive any dividend or other distribution in respect of the equity of THCR. In addition, Trump has agreed to waive (except as set forth under the Amended and Restated Certificate of Incorporation of THCR) state law rights to vote the THCR Class B Common Stock as a separate class in the event of merger or sale of substantial assets.

     The proceeds of the 1995 Stock Offering were contributed by THCR to THCR Holdings in exchange for an approximate 60.2% general partnership interest in THCR Holdings.

(2)  Summary of Significant Accounting Policies

     Organization and Basis of Presentation

     THCR, through THCR Holdings and its subsidiaries, operates Trump Plaza, a luxury casino hotel, located on The Boardwalk in Atlantic City which provides high quality amenities and services to its casino patrons and hotel guests. A substantial portion of Trump Plaza's revenues are derived from its gaming operations.

     All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

     The  accompanying  condensed  consolidated  financial  statements have been prepared without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position, the results of operations and cash flows for the periods presented, have been made.

     The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Plaza Funding's and Plaza Associates' Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission.

     The casino industry in Atlantic City is seasonal in nature, therefore, results of operations for the period ended March 31, 1996, are not necessarily indicative of the operating results for a full year.

(3)  Long-Term Debt:

     Long-term debt consists of the following:

                                              March 31, 1996  December 31, 1995
                                              --------------  -----------------
10 7/8% Mortgage Notes due 2001 net of
unamortized  discount of $3,236,000 and
$3,348,000 respectively (A) ................  $326,764,000       $326,652,000
15-1/2% Senior Secured Notes due 2005 (B) ..   155,000,000        155,000,000
Mortgage notes payable (C) .................     2,738,000          2,953,000
Other (D) ..................................    17,736,000         12,767,000
                                              ------------       ------------
                                               502,238,000        497,372,000
Less - Current maturities ..................     4,595,000          2,901,000
                                              ------------       ------------
                                              $497,643,000       $494,471,000
                                              ============       ============

(A) On June 25, 1993, Plaza Funding issued $330,000,000 principal amount of 10 7/8% Mortgage Notes, due 2001 (the "Plaza Notes"), net of discount of $4,313,000 and loaned the proceeds to Plaza Associates. (See Note 8).

(B) On June 12, 1995, THCR Holdings and THCR Funding issued $155,000,000 principal amount of Senior Notes. The Senior Notes are redeemable in cash at the option of THCR Holdings and THCR Funding, in whole or in part, at any time on or after June 15, 2000 at redemption prices, as defined. Interest on these notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 1995, and are secured by substantially all of the assets of THCR Holdings. Costs associated with the issuance of these notes totaling approximately $10,742,000 have been deferred and are being amortized over the life of the Senior Notes.

(C) Interest on these notes is payable with interest rates ranging from 10.0% to 11.0%. The notes are due at various dates between 1996 and 1998 and are secured by real property.

(D) Interest on these notes and leases is payable with interest rates ranging from 7.9% to 13.5%. The notes and leases are due at various dates between 1996 and 2000 and are secured by equipment.

(4)  Commitments and Contingencies

     Casino License Renewal

     The operation of an Atlantic City casino hotel is subject to significant regulatory controls which affect virtually all of its operations. Under the New Jersey Casino Control Act (the "Casino Control Act"), Plaza Associates is required to maintain certain licenses.

     In June 1995, the CCC renewed Plaza Associates' license to operate Trump Plaza. This license must be renewed in June 1999, is not transferable and such renewal will include a review of the financial stability of Plaza Associates. Upon revocation, suspension for more than 120 days, or failure to renew the casino license, the Casino Control Act provides for the appointment of a conservator to take possession of the hotel and casino's business and property, subject to all valid liens, claims and encumbrances.

     Restricted Cash

     As a condition to the 1995 Note Offering, THCR Holdings and THCR Funding entered into a Cash Collateral and Disbursement Agreement (the "Cash Collateral Agreement"), with First Bank National Association, in its respective capacities as Trustee and Disbursement

Agent (each as defined in the Cash Collateral Agreement). The Cash Collateral Agreement called for initial deposits to custodial accounts which are restricted in use for (a) Trump Indiana for the ship and land projects, (b) Trump Plaza construction projects, including the exercise of the option (the "Trump World's Fair Purchase Option") to purchase the former Trump Regency Hotel ("Trump World's Fair") and construction projects at a hotel located adjacent to Trump Plaza's main tower which is being integrated into Trump Plaza (the "Trump Plaza East Tower") and Trump World's Fair, and (c) the first two interest payments on the Senior Notes. As of March 31, 1996, $12,013,000 is restricted for the 1996 interest payment on the Senior Notes and is reflected as Restricted Cash in the accompanying condensed consolidated balance sheet. The balance of funds restricted for Trump Indiana and Trump World's Fair is an aggregate of approximately $17,550,000, at March 31, 1996, and is reflected as Cash Restricted for Future Construction in the accompanying condensed consolidated balance sheet.

     Trump World's Fair

     Under an Option Agreement with Chemical Bank ("Chemical"), Trump had an option to purchase (i) Trump World's Fair (including the land, improvements and personal property used in the operation of the hotel) and (ii) certain promissory notes made by Trump and/or certain of his affiliates and payable to Chemical (the "Chemical Notes") which are secured by certain real estate assets located in New York, unrelated to Plaza Associates. In connection with such Option Agreement, Trump assigned his rights to Plaza Associates. On June 12, 1995, the Trump World's Fair Purchase Option was exercised. The option price of $60,000,000 was funded with $58,150,000 from the capital contributed by THCR Holdings, (see Note 1), and $1,850,000 of option payments made by Plaza Associates.

(5)  Note Receivable from Trump

     Prior to consummation of the 1995 Offerings, Trump incurred $3,000,000 relating to expenditures for the development of Trump Indiana and other gaming ventures. Concurrently with the 1995 Offerings, THCR Holdings loaned Trump $3,000,000 and Trump issued to THCR Holdings a five-year promissory note (the "Trump Note") bearing interest at a fixed rate of 10% per annum, payable annually. Under its terms, the Trump Note would be automatically canceled in the event that at any time during the periods defined in the Trump Note, the THCR Common Stock traded at a price per share equal to or greater than the prices set forth in the Trump Note (subject to adjustment in certain circumstances). The Trump Note was canceled on March 27, 1996 in accordance with its terms.

(6)  Investment in Buffington Harbor

     Trump Indiana and The Majestic Star Casino, LLC ("Barden") entered into an agreement (the "BHR Agreement"), relating to the joint ownership, development and operation of all common land-based and waterside operations in support of each of their separate riverboat casinos at Buffington Harbor. Each will be equally responsible for the development and operating expenses at Buffington Harbor, and THCR Holdings is dependent on the ability of Barden to pay for its share of all future expenses. There can be no assurances that THCR Holdings or Trump Indiana will be able to obtain financing on satisfactory terms or to fund from operations, any such required expenditures, or, if available, whether such other indebtedness would be permitted under existing debt instruments of THCR Holdings. Furthermore, there can be no assurances that Barden will be able to fund its portion of such expenses.

(7)  Note Receivable from Officer

     Included in other assets is a loan amounting to approximately $344,000 due from the Chief Executive Officer of THCR in accordance with the terms of his employment agreement, which provides for up to an aggregate of $2,000,000 in loans to be used by him to pay his income tax liability in connection with the stock bonus award, which loan, including interest, will be forgiven in the event of a change in control, as defined in such employment agreement.

(8)  Subsequent Event

     On April 17, 1996, pursuant to the Agreement and Plan of Merger, as amended (the "Merger Agreement"), among THCR, Taj Mahal Holding Corp. ("Taj Holding") and THCR Merger Corp., a wholly owned subsidiary of THCR ("Merger Sub"), Merger Sub was merged with and into Taj Holding (the "Merger"), and each outstanding share of Class A Common Stock of Taj Holding (the "Taj Holding Class A Common Stock") (which in the aggregate represented 50% of the economic interest in Trump Taj Mahal Associates ("Taj Associates"), the owner and operator of the Trump Taj Mahal Casino Resort (the "Taj Mahal")) was converted into the right to receive, at each holder's election, either (a) $30 in cash or (b) that number of shares of THCR Common Stock having a market value equal to $30. Trump held the remaining 50% interest in Taj Associates and contributed such interest in Taj Associates to Trump AC in exchange for limited partnership interests in THCR Holdings. In addition, the outstanding shares of Taj Holding Class C Common Stock, all of which were held by Trump, were canceled in connection with the Merger. The following transactions occurred in connection with the Merger (collectively referred to as the "Merger Transaction"):

          (a) the payment of an aggregate of $31,181,242.73 in cash and the issuance of 323,423 shares of THCR's Common Stock to the holders of Taj Holding Class A Common Stock pursuant to the Merger Agreement;

          (b) the contribution by Trump to Trump AC of all of his direct and indirect ownership interests in Taj Associates, and the contribution by THCR to Trump AC of all of its indirect ownership interests in Taj Associates acquired in the Merger;

          (c) the public offerings by (i) THCR of 12,500,000 shares of Common Stock (plus 750,000 shares of Common Stock issued in connection with the partial exercise of the underwriters' over-allotment option) (the "1996 Stock Offering") and (ii) Trump AC and its wholly owned finance subsidiary of $1,200,000,000 aggregate principal amount of 11 1/4% First Mortgage Notes due 2006 (the "Mortgage Notes") (the "1996 Note Offering" and, together with the 1996 Stock Offering, the "1996 Offerings");

          (d) the redemption of the outstanding shares of Taj Holding Class B Common Stock, immediately prior to the Merger, for $.50 per share in accordance with its terms;

          (e) the redemption of the outstanding 11.35% Mortgage Bonds, Series A, due 1999 of Trump Taj Mahal Funding, Inc.;

          (f) the retirement of the outstanding 10 7/8% Mortgage Notes due 2001 of Plaza Funding;

          (g) the satisfaction of the indebtedness of Taj Associates under its loan agreement with National Westminster Bank USA;

          (h) the purchase of certain real property used in the operation of the Taj Mahal that was leased from a corporation wholly owned by Trump;

          (i) the purchase of certain real property used in the operation of Trump Plaza that was leased from an unaffiliated third party;

          (j) the payment to Bankers Trust Company ("Bankers Trust") to obtain releases of liens and guarantees that Bankers Trust had in connection with indebtedness owed by Trump to Bankers Trust; and

          (k) the issuance to Trump of warrants to purchase an aggregate of 1.8 million shares of Common Stock, (i) 600,000 shares of which may be purchased on or prior to April 17, 1999, at $30.00 per share, (ii) 600,000 shares of which may be purchased on or prior to April 17, 2000, at $35.00 per share, and (iii) 600,000 shares of which may be purchased on or prior to April 17, 2001, at $40.00 per share.

     As a result of the contribution by Trump to Trump AC (on behalf, and at the direction, of THCR Holdings) of his direct and indirect ownership interests in Taj Associates and the contribution by THCR to Trump AC (on behalf, and at the direction, of THCR Holdings) of its indirect ownership interests in Taj Associates acquired in the Merger, together with THCR's contribution to THCR Holdings of the proceeds from the Stock Offering, Trump's aggregate beneficial equity interest in THCR Holdings decreased from approximately 40% to approximately 25%, and THCR's aggregate beneficial equity interest in THCR Holdings increased from approximately 60% to approximately 75%.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Capital Resources and Liquidity

     On June 12, 1995, THCR consummated the 1995 Stock Offering resulting in aggregate gross proceeds of $140,000,000. Concurrently with the 1995 Stock Offering, THCR Holdings and THCR Funding completed the 1995 Note Offering resulting in aggregate gross proceeds of $155,000,000. The proceeds to THCR from the 1995 Stock Offerings were contributed by THCR to THCR Holdings for an approximately 60% general partnership interest in THCR Holdings. THCR Holdings, in turn, has used the net proceeds from the 1995 Offerings, through March 31, 1996, for the following purposes: (a) repurchase and redemption of the 12 1/2 Pay-In-Kind Notes due 2003 of Trump AC (the "PIK Notes") (including accrued interest payable) for $86,209,000, (b) exercise of the Trump World's Fair Purchase Option for $58,150,000, (c) construction costs for Trump World's Fair of $29,346,000, (d) construction costs for the Trump Plaza East Tower of $15,150,000 and (e) construction and land acquisition costs of $36,475,000 for the Indiana Riverboat. The balance of the proceeds have been and will be used for the completion of the construction at Trump Plaza, the Trump Plaza East Tower, Trump World's Fair and the Indiana Riverboat, as well as for general corporate purposes.

     Each of (i) the indenture pursuant to which the 10 7/8% Mortgage Notes due 2001 of Plaza Funding were issued (the "Plaza Note Indenture") and (ii) the indenture pursuant to which the 15 1/2 Senior Secured Notes due 2005 of THCR Holdings and THCR Funding were issued (the "Senior Note Indenture") restricts the ability of Plaza Funding and Plaza Associates, and THCR Holdings and their subsidiaries, as the case may be, to make distributions to partners or pay dividends, as the case may be, unless certain financial ratios are achieved. Further, given the rapidly changing competitive environment and the risks associated with THCR's proposed expansion plans, THCR's future operating results are highly conditional and could fluctuate significantly. Moreover, as a condition to the 1995 Note Offering, THCR Holdings and THCR Funding entered into the Cash Collateral Agreement, which called for initial deposits to custodial accounts which are restricted in use for (a) Trump Indiana for the ship and land projects, (b) Trump Plaza construction projects, including the exercise of the Trump World's Fair Purchase Option and construction projects at the Trump Plaza East Tower and the Trump World's Fair and (c) the first two interest payments on the Senior Notes. As of March 31, 1996, $12,013,000 was restricted for the second interest payment on the Senior Notes and is reflected as Restricted Cash in the accompanying condensed consolidated balance sheets. The balance of funds restricted for Trump Indiana and Trump World's Fair is an aggregate of approximately $17,550,000, at March 31, 1996, and is reflected as Cash Restricted for Future Construction as a non-current asset in the accompanying condensed consolidated balance sheets.

     With these restricted funds, as well as cash flow from operating activities, riverboat and gaming equipment financing (some of which still remains to be obtained), management believes that sufficient funds are available to complete the projects that are currently in development. The Trump World's Fair renovations are scheduled for completion during May 1996. When the renovations are completed, Trump Plaza will have 139,553 square feet of gaming space, 1,404 hotel rooms and additional restaurants and meeting space. Trump Indiana is scheduled to commence operations during the second quarter of 1996.

     In addition, the ability of Plaza Associates to make payments of dividends or distributions (except for payment of interest) through Trump AC to THCR Holdings may be restricted by the Casino Control Commission of the State of New Jersey (the "CCC"). Similarly, the ability of Trump Indiana to make payments of dividends or distributions to THCR Holdings may be restricted by the Indiana Gaming Commission (the "IGC").

     Cash flow from operating activities is Plaza Associates' principal source of liquidity. Cash flow from operating activities was $16.9 million, for the three months ended March 31, 1996, compared to $12.9 million for the comparable period in 1995. This increase primarily reflects increased income from operations and additional trade payables in connection with construction at the Trump World's Fair. Plaza Associates' capital expenditures of approximately $28,053,000 for the three months ended March 31, 1996 were primarily attributable to the renovation of the Trump World's Fair for approximately $22,428,000 and renovation costs of approximately $4,611,000 for the Trump Plaza East Tower. Trump Indiana's capital expenditures of $7,616,000 for the three months ended March 31, 1996 were primarily attributable to the completion of the Indiana Riverboat. Additionally, approximately $9,987,000 has been committed to the purchase of gaming equipment for use therein. At March 31, 1996, THCR had a combined working capital deficit of $3,634,000, which included a receivable from the New Jersey Casino Reinvestment Development Authority for approximately $6,700,000 for reimbursable improvements made to the Trump Plaza East Tower, which is currently the subject of litigation.

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

The sources of the initial $84 million include,  and are anticipated to include:
$34 million from the proceeds of the 1995 Offerings, $17.5 million from vessel financing, $10 million from slot machine financing, $12.5 million from a mortgage on Trump Indiana's interest in the Buffington Harbor site and/or from a working capital facility and $10 million from operating leases. Trump Indiana has received commitments for $17.5 million in vessel financing and nearly $2 million in equipment financing and has signed a letter of intent for an additional $14.2 million in equipment financing (including approximately $8 million for slot machines). Trump Indiana is seeking commitments for the additional financing required to commence the operations of the Indiana
Riverboat. The remaining $69 million required to be spent over the initial five-year license term is expected to be funded with cash from operations or additional borrowings.

     Trump Indiana is a party to a loan and security agreement, as amended, with debis Financial Services, Inc. ("dFS") pursuant to which dFS will provide, subject to the terms and conditions thereof, $17.5 million in financing for the gaming vessel. As of March 31, 1996, dFS had provided Trump Indiana with approximately $9.8 million pursuant to such agreement.

Operating Revenues and Expenses

     THCR Holdings' partnership agreement provides that all business activities of THCR must be conducted by THCR Holdings or subsidiary partnerships or corporations. As a result of the 1995 Offerings, and the acquisition of Plaza Associates by THCR Holdings in connection therewith, THCR's results of operations are primarily those of Plaza Associates, and the results of operations included in the Statement of Operations reflect Plaza Associates' results of operations for the three-month period ended March 31, 1996.

     As previously discussed, THCR and THCR Holdings commenced operations on June 12, 1995, and, therefore, there are no comparable results. Neither THCR nor any of its subsidiaries had any significant operating history, other than Plaza Associates, although THCR Holdings has incurred certain expenses including interest on the Senior Notes, and Trump Indiana has incurred significant expenses relating to the development of the Indiana Riverboat. The accompanying discussion of results of operations described below includes the results of operations of THCR Holdings for the three months ended March 31, 1996 and of Plaza Associates for the three months ended March 31, 1995. Management believes that this information is important for comparative purposes.

     THCR had a loss per share of $.97 for the three months ended March 31, 1996, based on 10,133,333 average shares outstanding. Assuming the conversion of Trump's interest in THCR Holdings, which was convertible into 6,666,667 shares of THCR Common Stock during such period, loss per share would have been $.59 for the three months ended March 31, 1996, based on 16,800,000 shares outstanding.

Comparison of Three-Month Periods Ended March 31, 1996 and 1995

     Gaming revenues were $74,270,000 for three months ended March 31, 1996, an increase of $8,548,000 or 13.0% from gaming revenues of $65,722,000 for the comparable period in 1995. The increase in gaming revenues consisted of an increase in both table games and slot revenues. Management believes this increase in gaming revenues in 1996 is due to an increased level of demand evident in the Atlantic City market, management's marketing initiatives, and the availability of additional hotel rooms at the Trump Plaza East Tower as well as the February 1996 opening of the casino at the Trump Plaza East Tower.

     Slot revenues were $49,832,000 for the three months ended March 31, 1996, an increase of $6,528,000 or 15.1% from slot revenues of $43,304,000 for the comparable period in 1995. This increase is primarily attributable to the addition of 405 slot machines in the Trump Plaza East Tower, as well as management's marketing programs.

     Table games revenues were $24,438,000 for the three months ended March 31, 1996, an increase of $2,020,000 or 9.0% from $22,418,000 for the comparable period in 1995. This increase is primarily due to an increase in table game drop (i.e., the dollar value of chips purchased) by 8.0% as well as the addition of 12 tables games in the Trump Plaza East Tower.

     Other revenues were $19,281,000 for the three months ended March 31, 1996, an increase of $3,343,000 or 21.0% from other revenues of $15,938,000 for the comparable period in 1995. Other revenues include revenues from rooms, food and beverage and miscellaneous items. This increase is primarily attributable to the additional rooms at the Trump Plaza East Tower as well as increases in rooms and food and beverage revenues attendant to increased levels of gaming activity due in part to increased promotional activities.

     Promotional allowances were $10,683,000 for the three months ended March 31, 1996, an increase of $3,126,000 or 41.4% from promotional allowances of $7,557,000 for the comparable period in 1995. This increase is primarily attributable to the additional rooms at the Trump Plaza East Tower, as well as increases in marketing initiatives during the three months ended March 31, 1996.

     Gaming costs and expenses were $44,126,000 for the three months ended March 31, 1996, an increase of $7,341,000 or 20.0% from $36,785,000 for the comparable period in 1995. This increase was primarily due to increased promotional and operating expenses and taxes associated with increased levels of gaming during the three months ended March 31, 1996.

     General and administrative expenses were $19,668,000 for the three months ended March 31, 1996. Plaza Associates' expenses were $18,392,000, an increase of $1,642,000 or 9.8% from $16,750,000 for the comparable period in 1995. This increase is primarily the result of increased expenses associated with the Trump Plaza East Tower. THCR and THCR Holdings incurred $1,276,000 in additional costs and Trump Indiana incurred $1,631,000 of pre-opening costs.

     Income from operations was $6,883,000 for the three months ended March 31, 1996. Plaza Associates' income from operations was $9,677,000, a decrease of $837,000 or 8% from income from operations of $10,514,000 for the comparable period in 1995. This decrease is primarily attributable to increased gaming expenses for the reasons discussed above.

     Interest expense was $16,026,000 for the three months ended March 31, 1996. Plaza Associates' interest expense decreased $2,776,000 from interest expense of $12,527,000 during the comparable period in 1995. This decrease is the result of the redemption of the PIK Notes in June 1995. THCR Holdings incurred $6,275,000 of interest expense due to the issuance of the Senior Notes.

     Other non-operating expense was $1,375,000 for the three months ended March 31, 1996, an increase of $466,000 from non-operating expense of $909,000 for the comparable period in 1995. This increase is directly attributable to costs associated with the Trump World's Fair.

PART II - OTHER INFORMATION
ITEM 1 -- LEGAL PROCEEDINGS

     THCR and certain of its employees have been involved in various legal proceedings. In general, THCR Holdings has agreed to indemnify such persons against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings.

     Various legal proceedings are now pending against THCR. THCR considers all such proceedings to be ordinary litigation incident to the character of its business. THCR believes that the resolution of these claims will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

     Commencing in early 1994, Trump Indiana (which was then wholly owned by Trump), through its Indiana counsel, had discussions with eight Indiana residents regarding the potential purchase by such residents of non-voting stock of Trump Indiana, representing a total of 7.5% of the equity in Trump Indiana. The purchase price of the stock was to have been paid with a promissory note secured by the stock purchased, although the purchase price and other material terms of the proposed purchase were never agreed upon. Such discussions did not result in an agreement for, or the purchase of, any stock by the residents. It was subsequently determined to include Trump Indiana as a wholly owned subsidiary of THCR Holdings in connection with the 1995 Offerings. The residents then asserted a right to purchase stock in Trump Indiana. Trump Indiana and THCR did not agree that these individuals have any rights with respect to the stock of Trump Indiana or otherwise, and so advised the residents. Although discussions had been ongoing with respect to the resolution of this matter, on March 29, 1996, in the matter entitled Keshav D. Aggarwal, et al v. Donald J. Trump, Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Indiana, Inc., such residents filed a complaint with respect to this matter in the United States District Court, Southern District of Indiana, seeking, among other things, compensatory and punitive damages in an unspecified amount, and that the court order the defendants to transfer ownership of 7.5% of Trump Indiana to the plaintiffs. THCR and the other defendants intend to vigorously contest the allegations against them. Further, THCR believes that the resolution of these claims will not have a material adverse effect on THCR.

ITEM 2 -- CHANGES IN SECURITIES

          None.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5 -- OTHER INFORMATION

          None.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits:


               Exhibit No.    Description of Exhibit

               4.17.1 Supplemental Indenture By Trump Hotels & Casino Resorts Holdings, L.P. and Trump Hotels & Casino Resorts Funding, Inc. With Respect To Their 15 1/2% Senior Secured Notes due 2005

               4.17.2 Second Supplemental Indenture By Trump Hotels & Casino Resorts Holdings, L.P. and Trump Hotels & Casino Resorts Funding, Inc. With Respect To Their 15 1/2% Senior Secured Notes due 2005

               4.19.5 Pledge Agreement, dated April 17, 1996, from Trump Hotels & Casino Resorts Holdings, L.P. as pledgor to First Bank National Association as Senior Note Trustee.

               4.19.6 Pledge Agreement, dated April 17, 1996, from Trump Atlantic City Associates as pledgor to First Bank National Association as Senior Note Trustee.

               4.19.7 Pledge Agreement, dated April 17, 1996, from Trump Atlantic City Holding, Inc. as pledgor to First Bank National Association as Senior Note Trustee.

               4.19.8 Pledge Agreement, dated April 17, 1996, from Trump Atlantic City Corporation as pledgor to First Bank National Association as Senior Note Trustee.

               4.26.1 Indenture among Trump Atlantic City Associates and Trump Atlantic City Funding, Inc., as issuers, Trump Plaza Associates, Trump Taj Mahal Associates and The Trump Taj Mahal Corporation, as guarantors, Trump Taj Mahal Funding, Inc., and First Bank National Association as trustee.

               4.27.1         First Mortgage Note Certificate (included in
                              Exhibit 4.26.1).

               4.28.1 Indenture of Mortgage and Security Agreement among Trump Taj Mahal Associates, as mortgagor and First Bank National Association, as collateral agent, as mortgagee.

               4.28.2 Indenture of Mortgage and Security Agreement among Trump Plaza Associates, as mortgagor and First Bank National Association, as collateral agent, as mortgagee.

               4.29.1 Assignment of Leases and Rents among Trump Taj Mahal Associates, as assignor and First Bank National Association, as collateral agent, as mortgagee.

               4.29.2 Assignment of Leases and Rents among Trump Plaza Associates, as assignor and First Bank National Association, as collateral agent, as mortgagee.

               4.30.1 Collateral Agency Agreement among and First Bank National Association, as collateral agent; and First Bank National Association, as trustee; Trump Atlantic City Associates; Trump Atlantic City Funding, Inc., the other secured parties signatory thereto; and the guarantors under the First Mortgage Note Indenture.

               4.31           Warrants of Trump Hotels & Casino Resorts, Inc.
                              issued to Donald J. Trump.

               10.51.1 Second Amended and Restated Agreement of Limited Partnership of Trump Hotels & Casino Resorts Holdings, L.P.

               10.52.2 Amended and Restated Exchange and Registration Rights Agreement among Trump Hotels & Casino Resorts, Inc., Donald J. Trump and Trump Casinos, Inc.

               10.53.2 1996 Contribution Agreement among Trump Hotels & Casino Resorts Holdings, L.P., Donald J. Trump, THCR/LP Corporation

                              (formerly known as TM/GP Corporation) and Trump Casinos, Inc. (formerly known as Trump Taj Mahal, Inc.).

               10.54.1 Amendment to Trademark License Agreement between Donald J. Trump and Trump Hotels & Casino Resorts, Inc.

               10.55.1 Amendment to Trademark Security Agreement between Donald J. Trump and Trump Hotels & Casino Resorts, Inc.

               10.63 Third Amended and Restated Partnership Agreement of Trump Plaza Associates.

               10.64 Amended and Restated Partnership Agreement of Trump Atlantic City Associates.

               27             Financial Data Schedule for Trump Hotels & Casino
                              Resorts, Inc.

          b.   Current Reports on Form 8-K:

          The Registrant filed a Report on Form 8-K dated January 8, 1996, reporting, under Item 5 thereto, the Agreement and Plan of Merger entered into by THCR, the general partner of THCR Holdings, Merger Sub, a wholly owned subsidiary of THCR, and Taj Holding, pursuant to which Merger Sub was to be (and on April 17, 1996, was) merged with and into Taj Holding. No financial statements were filed in connection with the Form 8-K.

          The Registrant filed a Report on Form 8-K dated January 31, 1996, reporting, under Item 5 thereto, the Amendment to Agreement and Plan of Merger which it had entered into on January 8, 1996. No financial statements were filed in connection with the Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TRUMP HOTELS & CASINO RESORTS, INC.
                                         (Registrant)


Date: May 15, 1996                 By: /s/ Nicholas L. Ribis
                                      -----------------------
                                       Nicholas L. Ribis
                                       President, Chief Executive Officer,
                                       Chief Financial Officer
                                       and Director
                                       (Duly Authorized Officer and
                                       Principal Financial Officer)