Form 10-Q
period 1996-06-30
TRUMP HOTELS & CASINO RESORTS INC
filed 1996-08-14
CIK 943320

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q


     |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 1996

                                       OR

      |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to ______

                             ----------------------

                        Commission file number:  1-13794


                       TRUMP HOTELS & CASINO RESORTS, INC.
             (Exact name of registrant as specified in its charter)

                       DELAWARE                              13-3818402
            (State or other jurisdiction of               (I.R.S. Employer
            incorporation or organization)               Identification No.)

         Mississippi Avenue and The Boardwalk
               Atlantic City, New Jersey                        08401
       (Address of principal executive offices)               (Zip Code)


                                 (609) 441-6060
              (Registrant's telephone number, including area code)


                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

                             ----------------------

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.     Yes  X  No
                                                       ---    ---

     The number of outstanding shares of Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts, Inc. as of August 14, 1996 was 24,140,090.


     The number of outstanding shares of Class B Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts, Inc. as of August 14, 1996 was 1,000.

===============================================================================

                       TRUMP HOTELS & CASINO RESORTS, INC.
                               ------------------
                               INDEX TO FORM 10-Q

                                                                       Page No.
                                                                       --------
PART I -- FINANCIAL INFORMATION

 ITEM 1 -- Financial Statements

     Condensed Consolidated Balance Sheets of Trump Hotels &
      Casino Resorts, Inc. as of June 30, 1996 (unaudited)
      and December 31, 1995 ...........................................      1

     Condensed Consolidated Statement of Operations of Trump
      Hotels & Casino Resorts, Inc. for the Three Months and
      Six Months Ended June 30, 1996 and Period from
      Inception (June 12, 1995) through June 30, 1995
      (unaudited) .....................................................      2

     Condensed Consolidated Statement of Capital (Deficit)
      of Trump Hotels & Casino Resorts, Inc. for the Six
      Months Ended June 30, 1996 (unaudited) ..........................      3

     Condensed Consolidated Statements of Cash Flows of
      Trump Hotels & Casino Resorts, Inc. for the Six Months
      Ended June 30, 1996 and Period from Inception (June
      12, 1995) through June 30, 1995 (unaudited) .....................      4

     Notes to Condensed Consolidated Financial Statements of
      Trump Hotels & Casino Resorts, Inc. (unaudited) .................   5-11


 ITEM 2 -- Management's Discussion and Analysis of Financial
            Condition and Results of Operations .......................  12-18

PART II -- OTHER INFORMATION

 ITEM 1 -- Legal Proceedings ..........................................     19
 ITEM 2 -- Changes in Securities ......................................     20
 ITEM 3 -- Defaults Upon Senior Securities ............................     20
 ITEM 4 -- Submission of Matters to a Vote of Security Holders ........     20
 ITEM 5 -- Other Information ..........................................     20
 ITEM 6 -- Exhibits and Reports on Form 8-K ...........................     21


SIGNATURES

 Signature -- Trump Hotels & Casino Resorts, Inc. .....................     22

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                       TRUMP HOTELS & CASINO RESORTS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                     ASSETS

                                                                      June 30,     December 31,
                                                                        1996          1995
                                                                    -----------    -----------
                                                                    (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents .....................................   $   181,750    $    19,208
  Restricted cash ...............................................          --           12,013
  Receivables, net ..............................................        55,091         14,460
  Inventories ...................................................        10,341          2,609
  Other current assets ..........................................        18,688          5,171
  Advances to affiliates, net ...................................           616           --
                                                                    -----------    -----------
    Total current assets ........................................       266,486         53,461
INVESTMENT IN TRUMP'S CASTLE ....................................        41,943           --
INVESTMENT IN BUFFINGTON HARBOR .................................        40,771         21,823
PROPERTY AND EQUIPMENT, NET .....................................     1,463,264        408,231
LAND RIGHTS .....................................................        29,135         29,320
RESTRICTED CASH .................................................        25,000         40,030
NOTE RECEIVABLE .................................................          --            3,000
DEFERRED LOAN COSTS, NET ........................................        52,319         20,026
OTHER ASSETS ....................................................        25,043          8,654
                                                                    -----------    -----------
    Total Assets ................................................   $ 1,943,961    $   584,545
                                                                    ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt ..........................   $     9,914    $     2,901
  Accounts payable and accrued expenses .........................        89,021         29,625
  Accrued interest payable ......................................        28,751          2,498
  Due to affiliates, net ........................................          --              278
                                                                    -----------    -----------
    Total Current Liabilities ...................................       127,686         35,302
LONG-TERM DEBT, net of discount and current maturities ..........     1,391,531        494,471
DEFERRED INCOME TAXES PAYABLE ...................................         4,167          4,181
OTHER LONG TERM LIABILITIES .....................................         5,640           --
                                                                    -----------    -----------
    Total Liabilities ...........................................     1,529,024        533,954
                                                                    -----------    -----------
MINORITY INTEREST ...............................................        15,672           --
STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, 50,000,000 shares authorized,
   24,140,090 and 10,066,667 issued and outstanding, respectively           241            101
  Class B Common Stock, $.01 par value, 1,000 shares
   authorized, issued and outstanding ...........................          --             --
  Additional Paid in Capital ....................................       455,218         52,411
  Accumulated Deficit ...........................................       (56,194)        (1,921)
                                                                    -----------    -----------
    Total Stockholders' Equity ..................................       399,265         50,591
                                                                    -----------    -----------
Total Liabilities and Stockholders' Equity ......................   $ 1,943,961    $   584,545
                                                                    ===========    ===========

           The accompanying notes are an integral part of these condensed consolidated balance sheets.

                       TRUMP HOTELS & CASINO RESORTS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996
         AND PERIOD FROM INCEPTION (JUNE 12, 1995) THROUGH JUNE 30, 1995
                                   (unaudited)
                        (in thousands, except share data)

                                                                                        Period from
                                                                                         Inception
                                                       Three Months     Six Months    (June 12, 1995)
                                                           Ended           Ended          Through
                                                       June 30, 1996   June 30, 1996   June 30, 1995
                                                       -------------   -------------   -------------

REVENUES:
  Gaming ............................................   $    214,091    $    288,361    $     16,446
  Rooms .............................................         18,356          24,154           1,130
  Food and Beverage .................................         27,140          38,523           2,352
  Other .............................................          6,253           8,353             455
                                                        ------------    ------------    ------------
    Gross Revenues ..................................        265,840         359,391          20,383
Less -- Promotional allowances ......................         27,702          38,385           1,977
                                                        ------------    ------------    ------------
    Net Revenues ....................................        238,138         321,006          18,406
                                                        ------------    ------------    ------------

COSTS AND EXPENSES
  Gaming ............................................        125,485         169,611           7,385
  Rooms .............................................          4,118           4,895             352
  Food and Beverage .................................         12,030          16,124           1,877
  General and Administrative ........................         45,985          65,652           4,991
  Depreciation and Amortization .....................         17,095          21,622             879
  Pre-Opening .......................................          7,856           9,966            --
  Other .............................................          1,061           1,861             224
                                                        ------------    ------------    ------------
                                                             213,630         289,731          15,708
                                                        ------------    ------------    ------------
    Income from operations ..........................         24,508          31,275           2,698
                                                        ------------    ------------    ------------

NON-OPERATING INCOME AND (EXPENSES):
  Interest income ...................................          2,951           3,721             396
  Interest expense ..................................        (38,121)        (54,147)         (3,327)
  Other non-operating income (expense) ..............         10,557           9,182            (193)
                                                        ------------    ------------    ------------
                                                             (24,613)        (41,244)         (3,124)
                                                        ------------    ------------    ------------

Loss before provision for state income taxes,
 extraordinary loss and minority interest ...........           (105)         (9,969)           (426)

Provision for state income tax ......................           --              --               160
                                                        ------------    ------------    ------------

Loss before extraordinary items and minority interest           (105)         (9,969)           (586)

Extraordinary Loss ..................................        (59,132)        (59,132)           --

Minority Interest ...................................         14,828          14,828            --
                                                        ------------    ------------    ------------

NET  LOSS ...........................................   $    (44,409)   $    (54,273)   $       (586)
                                                        ============    ============    ============

Loss per share ......................................   $      (2.06)   $      (3.42    $       (.06)
                                                        ============    ============    ============

Weighted average shares .............................     21,577,655      15,887,108      10,133,333
                                                        ============    ============    ============


          The accompanying notes are an integral part of this condensed consolidated financial statement.

                       TRUMP HOTELS & CASINO RESORTS, INC.

              CONDENSED CONSOLIDATED STATEMENT OF CAPITAL (DEFICIT)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (unaudited)
                        (in thousands, except share data)

                                        Number of Shares
                                     ----------------------
                                                                Common    Additional
                                                    Class B      Stock       Paid in      Accumulated
                                       Common       Common       Amount      Capital        Deficit        Total
                                     ----------   ----------   ----------   ----------    ----------    ----------

Balance, December 31, 1995 .......   10,066,667        1,000   $      101   $   52,411    $   (1,921)   $   50,591


Proceeds from issuance of
 Common Stock, net ...............   13,250,000         --            132      385,930          --         386,062


Issuance of shares pursuant to
 Taj Merger Agreement ............      323,423                         3        9,316                       9,319


Issuance of shares for acquisition
 of the Specified Parcels ........      500,000                         5       10,495                      10,500


Cancellation of Trump Note .......         --           --           --         (3,167)         --          (3,167)


Accretion of Phantom Stock
 Units ...........................         --           --           --            233          --             233


Net Loss .........................         --           --           --           --         (54,273)      (54,273)
                                     ----------   ----------   ----------   ----------    ----------    ----------


Balance, June 30, 1996 ...........   24,140,090        1,000   $      241   $  455,218    $  (56,194)   $  399,265
                                     ==========   ==========   ==========   ==========    ==========    ==========


          The accompanying notes are an integral part of this condensed consolidated financial statement.

                       TRUMP HOTELS & CASINO RESORTS, INC.

    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND PERIOD FROM INCEPTION (JUNE 12, 1995) THROUGH JUNE 30, 1995
                                   (unaudited)
                        (in thousands, except share data)

                                                                                       1996           1995
                                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss) ..............................................................   $   (54,273)   $      (586)
Adjustments to reconcile net income to net cash flows from operating activities:
  Extraordinary loss ...........................................................        59,132           --
  Depreciation and amortization ................................................        21,622            879
  Minority interest ............................................................       (14,828)          --
  Accretion of discounts on mortgage notes .....................................           132             21
  Amortization of deferred loan costs ..........................................         2,582           --
  Deferred income taxes ........................................................           (14)          --
  Provision for losses on receivables ..........................................         1,547             58
  Valuation allowance of CRDA investments ......................................           894             22
  Issuance of stock grant awards and accretion of phantom stock units ..........           233            973
                                                                                   -----------    -----------
                                                                                        17,027          1,367
  Change in assets and liabilities, net of effects from purchase of Taj Mahal:
  Increase in receivables ......................................................       (22,576)          (199)
  (Increase) decrease in inventories ...........................................          (901)            13
  Increase in other current assets .............................................       (11,349)          (165)
  Increase in advances from affiliates .........................................        (1,623)          (425)
  Increase in other assets .....................................................          (430)          (840)
  Increase in accounts payable & accrued expenses ..............................        14,320            440
  (Decrease) increase in accrued interest payable ..............................       (19,723)         2,765
  Decrease in other long-term liabilities ......................................          (450)          --
                                                                                   -----------    -----------
    Net cash flows (used) provided by operating activities .....................       (25,705)         2,956
                                                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net ......................................      (196,043)       (82,948)
  Restricted cash for short-term operating needs ...............................       (12,987)       (24,517)
  Cash restricted for future construction ......................................        40,030        (79,345)
  Investment in Buffington Harbor ..............................................       (18,948)          --
  Investment in Trump's Castle .................................................       (41,943)          --
  CRDA Investments .............................................................        (1,862)          --
  Purchase of Taj Holding, net of cash acquired ................................        46,714           --
                                                                                   -----------    -----------
    Net cash flows used in investing activities ................................      (185,039)      (186,810)
                                                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock, net ................................................       386,062        126,848
  Cash investment in Plaza Associates, net .....................................          --          (70,452)
  Issuance of Long Term Debt-other .............................................        26,012        144,892
  Repayment of Long Term Debt ..................................................    (1,156,836)
  Issuance of note receivable ..................................................          --           (3,000)
  Issuance of Trump AC Mortgage Notes ..........................................     1,200,000           --
  Retirement of NatWest loan ...................................................       (36,500)          --
  Payment of long-term debt-other ..............................................        (4,410)          --
  Cost of issuing debt .........................................................       (41,042)          --
                                                                                   -----------    -----------
    Net cash flows provided by financing activities ............................       373,286        198,288
                                                                                   -----------    -----------
    Net increase in cash and cash equivalents ..................................       162,542         14,434
                                                                                   -----------    -----------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...............................        19,208              0
                                                                                   -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................   $   181,750    $    14,434
                                                                                   ===========    ===========
CASH INTEREST PAID .............................................................   $    26,487    $    22,495
                                                                                   ===========    ===========

Supplemental Disclosure of Non-Cash Activities:

 THCR purchased all of the capital stock of Taj Holding for $31,181 in cash and 323,423 shares of its common stock value at $9,319. In addition, the contribution by Trump of his 50% interest in Taj Associates amounting to $40,500, net of the $10,000 payment to Bankers Trust, was recorded as minority interest. In conjunction with the acquisition, the accumulated deficit amounting to $108,574 was reflected as an increase to Property, Plant &
   Equipment

Fair value of net assets acquired ..............................................    1,005,816
Cash paid for the capital stock and payment to Bankers Trust....................      (41,181)
Minority interest of Trump .....................................................      (30,500)
                                                                                   ----------
  Liabilities assumed ..........................................................      934,135
                                                                                   ==========

 In connection with the purchase of the Specified Parcels, THCR issued 500,000 shares of its common stock valued at $10,500.

 A note receivable from Trump in the amount $3,167 was forgiven.

          The accompanying notes are an integral part of this condensed consolidated financial statement.

                       TRUMP HOTELS & CASINO RESORTS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (unaudited)

(1) Organization and Operations

     The accompanying condensed consolidated financial statements include those of (i) Trump Hotels & Casino Resorts, Inc., a Delaware corporation ("THCR"), and
(ii) Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings"), an entity which is currently owned approximately 75% by THCR, and its subsidiaries: Trump Hotels & Casino Resorts Funding, Inc., a Delaware corporation ("THCR Funding"), Trump Atlantic City Associates, a New Jersey general partnership, formerly known as Trump Plaza Holding Associates ("Trump AC"), and Trump Indiana, Inc., a Delaware corporation ("Trump Indiana"). Trump AC, through its subsidiaries, Trump Plaza Associates, a New Jersey general partnership ("Plaza Associates"), and Trump Taj Mahal Associates, a New Jersey general partnership ("Taj Associates"), owns and operates the Trump Plaza Hotel and Casino ("Trump Plaza") and Trump Taj Mahal Casino Resort ("Taj Mahal"), respectively, located on The Boardwalk in Atlantic City, New Jersey. THCR, THCR Holdings and THCR Funding commenced operations on June 12, 1995. Trump Indiana, which commenced operations on June 8, 1996, owns and operates a riverboat gaming facility at Buffington Harbor, on Lake Michigan, Indiana. THCR Holdings and THCR Funding have no operations, other than to raise funds through the issuance and sale of debt securities. The ability of THCR Holdings and THCR Funding to service their debt is dependent on the successful operations of Trump AC and Trump Indiana. THCR, through THCR Holdings and its subsidiaries, is the exclusive vehicle through which Donald J. Trump ("Trump") engages in new gaming activities in emerging or established gaming jurisdictions.

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

     The casino industry in Atlantic City is seasonal in nature; accordingly, results of operations for the period ended June 30, 1996 are not necessarily indicative of the operating results for a full year.

(2) Public Offerings and Merger

     On June 12, 1995, THCR completed a public offering of 10,000,000 shares of its common stock, par value $.01 per share (the "Common Stock"), at $14.00 per share (the "1995 Stock Offering") for gross proceeds of $140,000,000. Concurrent with the 1995 Stock Offering, THCR Holdings and THCR Funding issued 15 1/2% Senior Secured Notes due 2005 (the "THCR Senior Notes") for gross proceeds of $155,000,000 (the "1995 Note Offering" and, together with the 1995 Stock Offering, the "1995 Offerings"). THCR contributed $126,848,000 of the 1995 Stock Offering to THCR Holdings in exchange for an approximately 60% general partnership interest in THCR Holdings.

     Prior to the 1995 Offerings, Trump was the sole stockholder of THCR and the sole beneficial owner of THCR Holdings. Concurrent with the 1995 Offerings, Trump contributed to THCR Holdings 100% of his interests in Plaza Associates. Trump also contributed all of his existing interests and rights to new gaming activities in both emerging and established gaming jurisdictions, including Trump Indiana but excluding his interests in the Taj Mahal (see below) and Trump's Castle Casino Resort ("Trump's Castle"), to THCR Holdings. In exchange for Trump's contributions to THCR Holdings, Trump received an approximately 40% limited partnership interest in THCR Holdings.

                       TRUMP HOTELS & CASINO RESORTS, INC.

                                  JUNE 30, 1996
                                   (unaudited)

     On April 17, 1996, pursuant to the Agreement and Plan of Merger, as amended (the "Taj Merger Agreement"), among THCR, Taj Mahal Holding Corp., a Delaware corporation now known as THCR Holding Corp. ("Taj Holding"), and THCR Merger Corp., a wholly owned subsidiary of THCR ("Taj Merger Sub"), Taj Merger Sub was merged with and into Taj Holding (the "Taj Merger"), and each outstanding share of Class A Common Stock of Taj Holding, par value $.01 per share (the "Taj Holding Class A Common Stock"), which in the aggregate represented 50% of the economic interest in Taj Associates, was converted into the right to receive, at each holder's election, either (a) $30 in cash or (b) that number of shares of Common Stock having a market value equal to $30. Trump held the remaining 50% interest in Taj Associates and contributed such interest in Taj Associates to Trump AC in exchange for limited partnership interests in THCR Holdings. In addition, the outstanding shares of Taj Holding's Class C Common Stock, par value $.01 per share, all of which were held by Trump, were canceled in connection with the Taj Merger. The following transactions occurred in connection with the Taj Merger (collectively referred to as the "Taj Merger Transaction"):

          (a) the payment of an aggregate of $31,181,000 in cash and the issuance of 323,423 shares of Common Stock to the holders of Taj Holding Class A Common Stock pursuant to the Taj Merger Agreement;

          (b) the contribution by Trump to Trump AC of all of his direct and indirect ownership interests in Taj Associates, and the contribution by THCR to Trump AC of all of its indirect ownership interests in Taj Associates acquired in the Taj Merger;

          (c) the public offerings by (i) THCR of 12,500,000 shares of Common Stock (plus 750,000 shares of Common Stock issued in connection with the partial exercise of the underwriters' over-allotment opinion) (the "1996 Stock Offering") for net proceeds of $386,062,000 and (ii) Trump AC and Trump Atlantic City Funding, Inc. ("Trump AC Funding"), Trump AC's wholly owned finance subsidiary, of $1,200,000,000 aggregate principal amount of 11 1/4% First Mortgage Notes due 2006 (the "Trump AC Mortgage Notes") (the "1996 Note Offering" and, together with the 1996 Stock Offering, the "1996 Offerings");

          (d) the redemption of the outstanding shares of Taj Holding's Class B Common Stock, par value $.01 per share, immediately prior to the Taj Merger for $.50 per share in accordance with its terms;

          (e) the redemption of the outstanding 11.35% Mortgage Bonds, Series A, due 1999 of Trump Taj Mahal Funding, Inc. (the "Taj Bonds");

          (f) the retirement of the outstanding 10 7/8% Mortgage Notes due 2001 (the "Plaza Notes") of Trump Plaza Funding, Inc. ("Plaza Funding");

          (g) the satisfaction of the indebtedness of Taj Associates under its loan agreement with National Westminster Bank USA ("Nat West");

          (h) the purchase of certain real property used in the operation of the Taj Mahal that was leased from a corporation wholly owned by Trump (the "Specified Parcels");

          (i) the purchase of certain real property used in the operation of Trump Plaza that was leased from an unaffiliated third party;

          (j) the payment to Bankers Trust Company ("Bankers Trust") to obtain releases of liens and guarantees that Bankers Trust had in connection with indebtedness owed by Trump to Bankers Trust; and

          (k) the issuance to Trump of warrants (the "Trump Warrants") to purchase an aggregate of 1.8 million shares of Common Stock, (i) 600,000 shares of which may be purchased on or prior to April 17, 1999, at $30 per share, (ii) 600,000 shares of which may be purchased on or prior to April 17, 2000, at $35 per share, and (iii) 600,000 shares of which may be purchased on or prior to April 17, 2001, at $40 per share.

                       TRUMP HOTELS & CASINO RESORTS, INC.

                                  JUNE 30, 1996
                                   (unaudited)

     As a result of the contribution by Trump to Trump AC (on behalf, and at the direction, of THCR Holdings) of his direct and indirect ownership interests in Taj Associates and the contribution by THCR to Trump AC (on behalf, and at the direction, of THCR Holdings) of its indirect ownership interests in Taj Associates acquired in the Taj Merger, together with THCR's contribution to THCR Holdings of the proceeds from the 1996 Stock Offering, Trump's aggregate beneficial equity interest in THCR Holdings decreased from approximately 40% to approximately 25%, and THCR's aggregate beneficial equity interest in THCR Holdings increased from approximately 60% to approximately 75%. Trump's limited partnership interest in THCR Holdings represents his economic interest in the assets and operations of THCR Holdings. Accordingly, as of June 30, 1996, such limited partnership interest is convertible at Trump's option into 8,081,023 shares of Common Stock (subject to certain adjustments), representing approximately 25.1% of the outstanding shares of Common Stock.


     In addition, in connection with the 1995 Offerings and the Taj Merger Transaction, Trump received shares of Class B Common Stock, par value $.01 per share, of THCR (the "Class B Common Stock"). Generally, the Class B Common Stock votes together with the Common Stock as a single class on all matters submitted to stockholders of THCR for a vote or in respect of which consents are solicited. The Class B Common Stock has voting power equivalent to the voting power of the Common Stock into which a THCR Holdings limited partnership interest is convertible. Upon conversion of all or any portion of a THCR Holdings limited partnership interest into shares of Common Stock, the corresponding voting power of the Class B Common Stock will be proportionately diminished. The Class B Common Stock provides a THCR Holdings limited partner with a voting interest in THCR which is proportionate to such holder's equity interest in THCR Holdings' assets represented by such limited partnership interest. Except for the right to receive par value upon liquidation, the Class B Common Stock has no right to receive any dividend or other distribution in respect of the equity of THCR. In addition, Trump has agreed to waive certain state law rights to vote the Class B Common Stock as a separate class in the event of a merger or sale of substantial assets.


     The Taj Merger Transaction has been accounted for as a "purchase" for accounting and reporting purposes. Accordingly, the excess of the purchase price over the fair value of the net assets acquired ($200,782,000), which was allocated to land ($7,979,000) and building ($192,803,000) based on an appraisal on a pro rata basis, consists of the following:

          a) $40,500,000, representing the payment of $30.00 for each of the 1,350,000 outstanding shares of Taj Holding Class A Common Stock. Holders of 298,739 shares of Taj Holding Class A Common Stock elected to receive 323,423 shares of Common Stock and holders of 1,051,261 shares of Taj Holding Class A Common Stock elected to receive $31,181,000 in cash;

          b) $40,500,000, representing the contribution by Trump to Trump AC (on behalf, and at the direction, of THCR Holdings) of all of his direct and indirect ownership interest in 50% of Taj Associates;

          c) $9,900,000 of fees and expenses associated with the Taj Merger Transaction;

          d) $108,574,000, representing the negative book value of Taj Associates at the date of the Taj Merger Transaction; and

          e) $1,308,000 of closing costs associated with the purchase of the Specified Parcels.

     In connection with the Taj Merger Transaction, THCR purchased the Specified Parcels from Trump Taj Mahal Realty Corp., a corporation owned by Trump, and Taj Associates was released from its guarantee to First Union National Bank ("First Fidelity") (the "Guarantee"). The aggregate cost of acquiring the Specified Parcels was $50,600,000 in cash and 500,000 shares of Common Stock valued at $10,500,000 (an average value of $21.00 per share based on the price of the Common Stock several days before and after the date of the amended Taj Merger Agreement). The obligation of Taj Associates which had been accrued with respect to the Guarantee ($17,923,000) was eliminated. In addition, THCR exercised the option to purchase a tower adjacent to Trump Plaza's main tower ("Trump Plaza East") for $28,084,000, which amount has been included in land and building.

                       TRUMP HOTELS & CASINO RESORTS, INC.

                                  JUNE 30, 1996
                                   (unaudited)

     Assuming that the Taj Merger Transaction had occurred on January 1, 1996, unaudited pro forma information is as follows (in thousands):

                                                         Six Months Ended
                                                          June 30, 1996
                                                         ----------------
           Revenues ....................................    $    466,972
           Income from operations ......................          41,047
           Loss before extraordinary loss
           and minority interest .......................         (29,679)
           Extraordinary loss ..........................         (59,132)
           Minority interest ...........................          22,215
           Net loss ....................................    $    (66,596)
                                                            ------------
           Loss per share ..............................    $      (2.75)
                                                            ============
           Weighted average shares .....................      24,206,756
                                                            ============

     The pro forma information is presented for informational purposes only and does not purport to present what the results of operations would have been had the Taj Merger Transition in fact occurred on January 1, 1996 or to project the results of operations for any future period. As THCR was formed on June 12, 1995, pro forma information for the six months ended June 30, 1995 would not be meaningful.

(3) License Revenue

     On June 30, 1996, Taj Associates entered into a Thermal Energy Service Agreement with Atlantic Jersey Thermal Systems, Inc. ("Atlantic Thermal") pursuant to which Atlantic Thermal was granted an exclusive license for a period of 20 years to use, operate and maintain certain steam and chilled water production facilities located at the Taj Mahal (the "Atlantic Thermal Agreement"). In consideration of the license, Atlantic Thermal will pay to Taj Associates $10,000,000 no later than September 1, 1996, which amount has been included in other non-operating income during the three months and six months ended June 30, 1996.

(4) Long Term Debt

  Long-term debt consists of the following:
                                               June 30, 1996   December 31, 1995
                                               --------------  -----------------

  Trump AC Mortgage Notes (A) ..............   $1,200,000,000   $         --
  Plaza Notes net of unamortized discount of
   $3,348,000 (B) ..........................             --        326,652,000
  THCR Senior Notes (C) ....................      155,000,000      155,000,000
  Other mortgage notes payable .............        3,631,000        2,953,000
  Other ....................................       42,814,000       12,767,000
                                               --------------   --------------
                                                1,401,445,000      497,372,000
  Less -- Current maturities ...............        9,914,000        2,901,000
                                               --------------   --------------
                                               $1,391,531,000   $  494,471,000
                                               ==============   ==============

- ----------
(A) In connection with the Taj Merger Transaction, $1,200,000,000 of Trump AC Mortgage Notes were issued by Trump AC and Trump AC Funding. The proceeds of the offering of Trump AC Mortgage Notes were used to complete the Taj Merger Transaction, as discussed in Note 2. Costs associated with the issuance of the Trump AC Mortgage Notes, totalling approximately $44,200,000, have been deferred and are being amortized over the life of the Trump AC Mortgage Notes.

                       TRUMP HOTELS & CASINO RESORTS, INC.

                                  JUNE 30, 1996
                                   (unaudited)

(B) On June 25, 1993, Plaza Funding issued $330,000,000 principal amount of Plaza Notes net of discount of $4,313,000 and loaned the proceeds to Plaza Associates. The Plaza Notes were subsequently retired with the proceeds of the offering of Trump AC Mortgage Notes (See Note 2). The retirement of the Plaza Notes and the write-off of related unamortized deferred financing costs of $9,325,000 resulted in an extraordinary loss of $59,132,000.

(C) On June 12, 1995, THCR Holdings and THCR Funding issued $155,000,000 principal amount of THCR Senior Notes. The THCR Senior Notes are redeemable in cash at the option of THCR Holdings and THCR Funding, in whole or in part, at any time on or after June 15, 2000 at redemption prices specified in the Indenture governing the THCR Senior Notes. Interest on these notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 1995, and is secured by substantially all of the assets of THCR Holdings. Costs associated with the issuance of these notes, totaling approximately $10,742,000, have been deferred and are being amortized over the life of the THCR Senior Notes.

(5) Trump World's Fair

     Under an Option Agreement with Chemical Bank ("Chemical"), Trump had an option to purchase (i) the former Trump Regency Hotel ("Trump World's Fair") (including the land, improvements and personal property used in the operation of the hotel) and (ii) certain promissory notes made by Trump and/or certain of his affiliates and payable to Chemical (the "Chemical Notes") which are secured by certain real estate assets located in New York, unrelated to Plaza Associates. In connection with such Option Agreement, Trump assigned his rights to Plaza Associates. On June 12, 1995, the option to purchase Trump World's Fair (the "Trump World's Fair Purchase Option") was exercised. The option price of $60,000,000 was funded with $58,150,000 from the capital contributed by THCR Holdings (see Note 2), and $1,850,000 of option payments made by Plaza Associates. In May 1996, Trump World's Fair was opened and integrated into Trump Plaza.

(6) Minority Interest

     As part of the Taj Merger Transaction, Trump contributed all of his direct and indirect ownership interest in Taj Associates for a deemed market value of $40,500,000, which amount has been recorded as minority interest (See Note 2). In addition, $10,000,000 was paid to Bankers Trust to obtain certain releases of the liens and guarantees that Bankers Trust has in connection with certain indebtedness owed by Trump to Bankers Trust. The obligation under this indebtedness is a personal liability of Trump and, accordingly, the release of indebtedness is considered a payment to Trump and a reduction of his minority interest.

(7) Investment in Buffington Harbor

     Trump Indiana and The Majestic Star Casino, LLC ("Barden") entered into an agreement relating to the joint ownership, development and operation of all common land-based and waterside operations in support of each of their separate riverboat casinos at Buffington Harbor. Each of Trump Indiana and Barden are equally responsible for the development and operating expenses at Buffington Harbor, and THCR is dependent on the ability of Barden to pay for its share of all future expenses.

(8) Note Receivable from Trump

     Prior to consummation of the 1995 Offerings, Trump incurred $3,000,000 relating to expenditures for the development of Trump Indiana and other gaming ventures. Concurrent with the 1995 Offerings, THCR Holdings loaned Trump $3,000,000 and Trump issued to THCR Holdings a five-year promissory note (the "Trump Note")

                       TRUMP HOTELS & CASINO RESORTS, INC.

                                  JUNE 30, 1996
                                   (unaudited)

bearing interest at a fixed rate of 10% per annum, payable annually. Under its terms, the Trump Note would be automatically canceled in the event that at any time during the periods defined in the Trump Note, the Common Stock traded at a price per share equal to or greater than the prices set forth in the Trump Note (subject to adjustment in certain circumstances). The Trump Note was canceled on March 27, 1996 in accordance with its terms.

(9) Note Receivable from Officer

     Included in other assets is a loan amounting to approximately $344,000 due from Nicholas L. Ribis, the Chief Executive Officer of THCR, in accordance with the terms of his employment agreement, which provides for up to an aggregate of $2,000,000 in loans to be used by him to pay his income tax liability in connection with the stock bonus award, which loan, including interest, will be forgiven in the event of a change in control, as defined in such employment agreement.

(10) Commitments and Contingencies

     Casino Licenses. The operation of an Atlantic City casino hotel is subject to significant regulatory controls which affect virtually all of its operations. Under the New Jersey Casino Control Act (the "Casino Control Act"), Plaza Associates, Taj Associates and Trump Casino Services, L.L.C. ("Trump Services") are required to maintain certain licenses.

     In June 1995, the New Jersey Casino Control Commission (the "CCC") renewed Plaza Associates' license to operate Trump Plaza through June 1999. In May 1996, the CCC granted Plaza Associates a license to operate Trump World's Fair through May 1997. In June 1995, the CCC renewed Taj Associates' license to operate the Taj Mahal through June 1999. In June 1996, the CCC also granted Trump Services a license through July 1997. All these licenses are not transferable and their renewal will include a financial review of the relevant operating entities. Upon revocation, suspension for more than 120 days or failure to renew a casino license, the Casino Control Act provides for the appointment of a conservator to take possession of the hotel and casino's business and property, subject to all valid liens, claims and encumbrances.

     The operation of a gaming riverboat in Indiana is subject to Indiana's Riverboat Gambling Act and the administrative rules promulgated thereunder. In June 1996, the Indiana Gaming Commission (the "IGC") granted Trump Indiana a riverboat owner's license, which must be renewed by June 2001.

     Restricted Cash. As a condition to the 1995 Note Offering, THCR Holdings and THCR Funding entered into a Cash Collateral and Disbursement Agreement (the "Cash Collateral Agreement") with First Bank National Association, in its respective capacities as Trustee and Disbursement Agent (each as defined in the Cash Collateral Agreement). The Cash Collateral Agreement called for initial deposits to custodial accounts which are restricted in use for (a) Trump Indiana for the ship and land projects, (b) Trump Plaza construction projects, including the exercise of the Trump World's Fair Purchase Option and construction projects at a hotel located at Trump Plaza East which has been integrated into Trump Plaza and Trump World's Fair, and (c) the first two interest payments on the THCR Senior Notes. As of June 30, 1996, all funds were disbursed in accordance with the Cash Collateral Agreement.

     As of June 30, 1996, Trump Indiana has a $25,000,000 surety bond outstanding which guarantees state mandated municipal infrastructure improvements. The surety bond is secured by a $25,000,000 cash deposit with the surety. The surety bond expires on April 19, 1997, but will automatically be renewed on an annual basis unless notice is given sixty days in advance.

(11) Proposed Acquisition of Trump's Castle Associates

     On May 21, 1996, Trump's Castle Associates ("Castle Associates") assigned to THCR Holdings its rights under the Option Agreement with Hamilton Partners, L.P. ("Hamilton"), dated as of June 23, 1995 ("the Option

                       TRUMP HOTELS & CASINO RESORTS, INC.

                                  JUNE 30, 1996
                                   (unaudited)

Agreement"), pursuant to which Castle Associates held an option (the "Castle Option") to acquire certain of the Increasing Rate Subordinated Pay-in-Kind Notes due 2005 of Trump's Castle Funding, Inc. (the "Castle PIK Notes") owned by Hamilton. Immediately following the assignment of the Castle Option, THCR Holdings exercised the Castle Option and acquired approximately $59.3 million of the Castle PIK Notes (the "Acquired Castle PIK Notes") for a purchase price of approximately $38.7 million (the "Castle PIK Note Purchase Price"). The Acquired Castle PIK Notes represented approximately 90% of Castle PIK Notes outstanding on such date. On June 24, 1996, THCR, THCR Holdings, TC/GP, Inc. ("TC/GP"), Trump's Castle Hotel & Casino, Inc. ("TCHI") and Trump entered into an agreement (the "Castle Agreement") pursuant to which THCR Holdings will acquire (the "Castle Acquisition") from Trump 100% of the equity of Castle Associates, the owner and operator of Trump's Castle. If an agreement with respect to the acquisition by THCR Holdings of 100% of the equity interests of Castle Associates had not been entered into by November 21, 1996, each of Castle Associates and Trump would then have had the right to purchase the Acquired Castle PIK Notes from THCR Holdings for successive periods of 90 days for an amount in cash equal to the Castle PIK Note Purchase Price plus interest at a rate of 16% per annum.

     The Castle Acquisition contemplates that the following transactions will take place:

          (i) Trump will contribute to THCR Holdings his 61.5% equity interest in Castle Associates, in consideration of which he will receive a 9.52854% limited partnership interest in THCR Holdings, exchangeable into 3,626,450 shares of Common Stock (valuing each such share at $30.00 (the "THCR Stock Contribution Value"));

          (ii) TC/GP will contribute to THCR Holdings its 37.5% equity interest in Castle Associates, in consideration of which it will receive a 5.81009% limited partnership in THCR Holdings, exchangeable into 2,211,250 shares of Common Stock (valuing each such share at the THCR Stock Contribution Value); and

          (iii) THCR-TCHI Merger Corp., a Delaware corporation and a wholly-owned subsidiary of THCR Holdings ("Castle Merger Sub"), will merge (the "TCHI Merger") with and into TCHI (holder of a 1.0% equity interest in Castle Associates), whereupon (x) each share of common stock of TCHI, par value $.01 per share (the "TCHI Common Stock"), outstanding immediately prior to the TCHI Merger will be converted into the right to receive $.8845 in cash (the "TCHI Consideration") and each share of common stock of Castle Merger Sub will be converted into the right to receive one share of common stock of the surviving corporation of the TCHI Merger and (y) each holder of the outstanding warrants (the "Castle Warrants") issued under the Warrant Agreement, dated as of December 30, 1993, will be entitled to receive for each former share of TCHI Common Stock for which each Castle Warrant was exercisable an amount in cash equal to the TCHI Consideration.

     The Castle Acquisition will be accounted for as a purchase.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

     On June 12, 1995, THCR consummated the 1995 Stock Offering, resulting in aggregate gross proceeds of $140,000,000. Concurrent with the 1995 Stock Offering, THCR Holdings and THCR Funding completed the 1995 Note Offering, resulting in aggregate gross proceeds of $155,000,000. The proceeds to THCR from the 1995 Stock Offering were contributed by THCR to THCR Holdings for an approximately 60% general partnership interest in THCR Holdings. THCR Holdings, in turn, used the net proceeds from the 1995 Offerings, through June 30, 1996, for the following purposes: (a) repurchase and redemption of the 12 1/2% Pay-In-Kind Notes due 2003 of Trump AC (the "Plaza PIK Notes") (including accrued interest payable) for $86,209,000, (b) exercise of the Trump World's Fair Purchase Option for $58,150,000, (c) construction costs for Trump World's Fair of $43,850,000, (d) construction costs for Trump Plaza East of $15,150,000,
(e) construction and land acquisition costs of $34,762,000 for the riverboat at Buffington Harbor, on Lake Michigan, Indiana (the "Indiana Riverboat"), (f) $5,688,000 for pre-opening costs at Trump Indiana and (g) payment of $24,225,000 for the first year of interest payments on the THCR Senior Notes. The balance of the proceeds were for general corporate purposes.

     The indenture pursuant to which the THCR Senior Notes were issued (the "THCR Senior Note Indenture") restricts the ability of THCR Holdings and its subsidiaries, as the case may be, to make distributions to partners or pay dividends, as the case may be, unless certain financial ratios are achieved. Further, given the rapidly changing competitive environment and the risks associated with THCR's proposed expansion plan, THCR's future operating results are highly conditional and could fluctuate significantly. Moreover, as a condition to the 1995 Note Offering, THCR Holdings and THCR Funding entered into the Cash Collateral Agreement, which called for initial deposits to custodial accounts which were restricted in use for (a) Trump Indiana for the ship and land projects, (b) Trump Plaza construction projects, including the exercise of the Trump World's Fair Purchase Option and construction projects at Trump Plaza East and the Trump World's Fair, and (c) the first two interest payments on the THCR Senior Notes. As of June 30, 1996, all funds were disbursed in accordance with the Cash Collateral Agreement.

     In addition, the ability of Plaza Associates and Taj Associates to make payments of dividends or distributions (except for payment of interest) through Trump AC to THCR Holdings may be restricted by the CCC. Similarly, the ability of Trump Indiana to make payments of dividends or distributions to THCR Holdings may be restricted by the IGC.

     Cash flows from operating activities are THCR's principal source of liquidity. With the proceeds from the 1996 Offerings, THCR, among other things, redeemed the outstanding Taj Bonds, retired the outstanding Plaza Notes, satisfied the indebtedness of Taj Associates under its loan agreement with NatWest, purchased certain real property used in the operation of Trump Plaza and the Taj Mahal and paid Bankers Trust to release certain liens and guarantees.

     With proceeds from the June 1995 Offerings, THCR Holdings made a capital contribution of $146,859,000 to Trump AC and Plaza Associates. This contribution was used to repurchase and redeem the 12 1/2% Pay-in-Kind Notes due 2003 of Trump Plaza Holding Associates (currently Trump AC) and warrants thereto (together with related accrued interest), exercise the Trump World's Fair Purchase Option and purchase Trump World's Fair and fund construction costs incurred in the renovation and integration of Trump Plaza East. During the six months ended June 30, 1996, THCR Holdings made additional capital contributions of $35,500,000 to Plaza Associates to fund such construction costs. The renovations of Trump Plaza East were completed in February 1996 and Trump World's Fair in May 1996. Capital expenditures for Trump AC were $158,865,000 for the six months ended June 30, 1996, an increase of approximately $84,677,000 or 114.1% from the comparable period in 1995. Capital expenditures attributable to Trump Plaza East were approximately $37,028,000 and $7,201,000 for the six months ended June 30, 1996 and 1995. Capital expenditures attributable to Trump World's Fair were approximately $51,418,000 and $60,929,000 for the six months ended June 30, 1996 and 1995, respectively. Capital expenditures for improvements to Trump Plaza's existing facilities were $1,742,000 and $6,058,000 for the six months ended June 30, 1996 and 1995.

     Capital expenditures attributable to the Taj Mahal were approximately $68,677,000 for the period April 17, 1996 through June 30, 1996. Capital expenditures for improvements to existing facilities were approximately $6,040,000 for the period April 17, 1996 through June 30, 1996. Capital expenditures for the purchase of property previously leased upon which a portion of the casino hotel complex is situated and Taj Merger and closing costs amounted to approximately $61,808,000. Capital expenditures attributable to the expansion of the facility were approximately $829,000 for the period April 17, 1996 through June 30, 1996.

     Taj Associates has begun an expansion plan of its existing operations involving the construction of an approximately 800 room hotel tower adjacent to the existing hotel tower, a 2,000 space expansion of the existing self-parking facilities and related hotel infrastructure improvements. It is expected that the expansion budget of approximately $127,500,000 will be funded principally out of cash from operations of the Taj Mahal and Trump Plaza and is scheduled to be completed in phases from mid 1997 through the latter part of 1998.

     In addition to the approximately $96 million spent prior to commencing the operation of the Indiana Riverboat on June 8, 1996, during its initial five-year license term, an additional $57 million of funds (consisting of approximately $40 million for the construction of a hotel and other amenities and $17 million for infrastructure improvements and other municipal uses) will be required to be spent by Trump Indiana in connection with the Indiana Riverboat facility and related commitments, including commitments required in connection with the licensure process. The sources of the initial $96 million included: $62 million from the proceeds of the 1995 Offerings and the 1996 Offerings, $17.5 million from vessel financing, $14.2 million from equipment financing (including approximately $9 million for slot machines) and $1.9 million from operating leases. The remaining $57 million required to be spent over the initial five-year license terms is expected to be funded with cash from operations and/or proceeds from the 1996 Offerings.

     Trump Indiana is a party to a loan and security agreement, as amended, with debis Financial Services, Inc. ("dFS") pursuant to which dFS provided, subject to the terms and conditions thereof, $17.5 million in financing for the gaming vessel. As of June 30, 1996, dFS had provided Trump Indiana with $17.5 million pursuant to such agreement.

     At June 30, 1996, THCR had combined working capital of $138,800,000. The combined working capital included a receivable from the New Jersey Casino Reinvestment Development Authority (the "CRDA") of approximately $7,400,000 for reimbursable improvements made to Trump Plaza East, which receivable is currently the subject of litigation.

Results of Operations: Operating Revenues and Expenses

     THCR Holdings' partnership agreement provides that all business activities of THCR must be conducted by THCR Holdings or subsidiary partnerships or corporations. As a result of the 1995 Offerings, the Taj Merger Transaction and the acquisition of Plaza Associates and Taj Associates by THCR Holdings in connection therewith, THCR's results of operations are primarily those of Plaza Associates, Taj Associates and Trump Indiana, and the results of operations included in the Statement of Operations reflect Plaza Associates' results of operations for the three and six month period ended June 30, 1996, Taj Associates' results of operations for the period April 17, 1996 to June 30, 1996, and Trump Indiana's results of operations from June 8, 1996 to June 30, 1996.

     As previously discussed, THCR and THCR Holdings commenced operations on June 12, 1995 and, therefore, there are no comparable results. Neither THCR nor any of its subsidiaries had any significant operating history, other than Plaza Associates, although THCR Holdings has incurred certain expenses including interest on the THCR Senior Notes, and Trump Indiana has incurred significant expenses relating to the development of the Indiana Riverboat. In addition, THCR acquired Taj Associates on April 17, 1996.

     THCR had a loss per share of $3.42 for the six months ended June 30, 1996, based on 15,887,108 weighted average shares outstanding. Assuming the conversion of Trump's interest in THCR Holdings, which was convertible into 8,081,000 shares of Common Stock during such period, loss per share would have been $2.99 for the six months ended June 30, 1996, based on 23,132,020 weighted average shares outstanding.

     Comparison of Three-Month Periods Ended June 30, 1996 and 1995. The following table includes selected data of Plaza Associates and Taj Associates (since the date of acquisition, April 17, 1996) and Trump Indiana (since the opening date of the Indiana Riverboat, June 8, 1996) for the three months ended June 30, 1996 and 1995:

                                                           Three Months Ended June 30,
                               --------------------------------------------------------------------------------------
                                 1995          1996           1996            1996           1996           1996
                                 Plaza         Plaza           Taj          Trump AC         Trump          THCR
                               Associates    Associates     Associates    Consolidated*     Indiana     Consolidated*
                               ----------    ----------     ----------    -------------    ---------    -------------
                                                                  (in thousands)
Revenues:
 Gaming ....................   $  73,589      $  96,076     $ 109,684      $ 205,760      $   8,331      $ 214,091
 Other .....................      17,522         27,144         24,357         51,501            248         51,749
                               ---------      ---------      ---------      ---------      ---------      ---------
  Gross Revenue ............      91,111        123,220        134,041        257,261          8,579        265,840
Less: Promotional Allowances       8,960         13,837         13,865         27,702           --           27,702
                               ---------      ---------      ---------      ---------      ---------      ---------
  Net Revenue ..............      82,151        109,383        120,176        229,559          8,579        238,138
                               ---------      ---------      ---------      ---------      ---------      ---------
Costs & Expenses:
 Gaming ....................      39,906         57,595         63,856        121,451          4,034        125,485
 Pre-opening ...............        --            2,853           --            2,853          5,003          7,856
 General & Admin ...........      17,243         19,839         19,537         39,376          1,901         45,985
 Depreciation & Amortization       3,744          5,923         10,756         16,679            356         17,095
 Other .....................       5,975          9,260          7,842         17,102            107         17,209
                               ---------      ---------      ---------      ---------      ---------      ---------
  Total Costs and Exp ......      66,868         95,470        101,991        197,461         11,401        213,630
                               ---------      ---------      ---------      ---------      ---------      ---------
Income from Operations .....      15,283         13,913         18,185         32,098         (2,822)        24,508
Non-operating Income (Exp.)      (12,684)       (11,240)        (9,634)       (20,840)             5        (24,613)
Provision for Income Taxes .        (206)          --             --             --             --             --
Extraordinary Loss .........      (9,250)       (59,132)          --          (59,132)          --          (59,132)
Minority Interest ..........        --             --             --             --             --           14,828
                                                                                                          ---------
Net Income (Loss) ..........   $  (6,857)     $ (56,459)     $   8,551      $ (47,874)     $  (2,817)     $ (44,409)
                               =========      =========      =========      =========      =========      =========


- ----------
* Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.

     Gaming revenues were $214,091,000 for the three months ended June 30, 1996, an increase of $140,502,000 or 190.9% from gaming revenues of $73,589,000 for the comparable period in 1995. The increase in gaming revenues consists of $109,684,000 from Taj Associates since the date of acquisition, April 17, 1996, and $8,331,000 from Trump Indiana since the opening of the Indiana Riverboat on June 8, 1996, in addition to an increase in Plaza Associates' table games and slot revenues. Management believes that Plaza Associates' increase in gaming revenues is primarily due to the May 1996 opening of Trump World's Fair, the February 1996 opening of Trump Plaza East, the availability of additional hotel rooms at both Trump World's Fair and Trump Plaza East, as well as management marketing initiatives.

     Slot revenues were $139,083,000 for the three months ended June 30, 1996, an increase of $88,968,000 or 177.5% from slot revenues of $50,115,000 for the comparable period in 1995. This increase is directly attributable to the acquisition of Taj Associates, which contributed $61,261,000 in slot revenues, and Trump Indiana, which contributed $6,623,000 in slot revenues. Plaza Associates' slot revenues were $71,199,000 for the three months ended June 30, 1996, an increase of $21,084,000 or 42.1% from slot revenues of $50,115,000 for the three months ended June 30, 1995. Plaza Associates' increase is due to the addition of 1,924 slot machines at Trump World's Fair and Trump Plaza East, as well as management's marketing programs.

     Table games revenues were $70,742,000 for the three months ended June 30, 1996, an increase of $47,268,000 or 201.4% from $23,474,00 for the comparable period in 1995. This increase is attributable to the acquisition of Taj Associates, which contributed $44,157,000 in table games revenues with a corresponding $261,024,000 in table games drop (i.e., the dollar value of chips purchased). Trump Indiana contributed $1,708,000 to the increase in table games revenues. Plaza Associates' table games revenues of $24,877,000 for the three months ended June 30, 1996 increased by $1,403,000 or 6.0% from the comparable period in 1995. Plaza Associates' increase is primarily due to an increase in table games drop by 11.4% for the three months ended June 30, 1996, offset by a slight decrease in the hold percentage to 14.1% from 14.9% for the comparable period in 1995.

     In addition to table games and slot revenues, Taj Associates' poker/race simulcasting/keno operations generated approximately $3,647,000 in poker revenues, $322,000 in race simulcasting revenues and $297,000 in keno revenues since its acquisition date.

     Other revenues were $51,749,000 for the three months ended June 30, 1996, an increase of $34,227,000 or 195.3% from other revenues of $17,522,000 for the comparable period in 1995. Other revenues include revenues from rooms, food and beverage, entertainment and miscellaneous items. The increase is directly attributable to the acquisition of Taj Associates, which generated $24,357,000 in other revenues since its acquisition date, and $248,000, primarily beverage revenues from Trump Indiana. Plaza Associates' other revenues were $27,144,000 for the three months ended June 30, 1996, an increase of $9,622,000 or 54.9% from the comparable period in 1995. Plaza Associates' increase reflects the additional rooms at Trump Plaza East and Trump World's Fair as well as increases in rooms and food and beverage revenues attendant to increased levels of gaming activity due in part to increased promotional activities.

     Promotional allowances were $27,702,000 for the three months ended June 30, 1996, an increase of $18,742,000 or 209.2% from promotional allowances of $8,960,000 for the three months ended June 30, 1995. Taj Associates generated $13,865,000 in promotional allowances since its acquisition date. Plaza Associates experienced an increase in promotional allowances to $13,837,000 or 54.4% from promotional allowances of $8,960,000 in the comparable period in 1995. Plaza Associates' increase is primarily attributable to the additional rooms at Trump World's Fair and Trump Plaza East as well as increases in marketing initiatives during the three months ended June 30, 1996.

     Gaming costs and expenses were $125,485,000 for the three months ended June 30, 1996, an increase of $85,579,000 or 214.5% from $39,906,000 for the comparable period in 1995. This increase was primarily attributable to Taj Associates' gaming costs and expenses of $63,856,000 since its acquisition as well as $4,034,000 from Trump Indiana. Gaming costs and expenses for Plaza Associates were $57,595,000, an increase of $17,689,000 or 44.3% from $39,906,000 for the comparable period in 1995. Plaza Associates' increase is primarily due to increased promotional and operational expenses as well as taxes associated with increased levels of gaming during the comparable period in 1995.

     General and administrative expenses were $45,985,000 for the three months ended June 30, 1996, an increase of $27,541,000 or 149.3% from general and administrative expenses of $18,444,000 for the comparable period in 1995. This increase is primarily due to the acquisition of Taj Associates, which recorded $19,537,000 in general and administrative expenses since its acquisition, and $1,901,000 from Trump Indiana. Plaza Associates' increase of $2,596,000 over the comparable period is due in part to expenses associated with Trump Plaza East and Trump World's Fair. General and administrative expenses for THCR (unconsolidated) were $4,708,000 for the three months ended June 30, 1996, an increase of $3,507,000 from the period since inception, June 12, 1995, to June 30, 1995. This increase is primarily attributable to compensation awards.

     Pre-opening expenses of $2,853,000 were recorded by Plaza Associates for the three months ended June 30, 1996 and reflect the costs associated with opening Trump World's Fair in May 1996. Trump Indiana recorded $5,003,000 in pre-opening expenses for the three months ended June 30, 1996.

     Other expenses were $17,209,000 for the three months ended June 30, 1996, an increase of $11,234,000 or 188.0% from the comparable period in 1995. Other expenses include costs associated with operating Trump Plaza and the Taj Mahal's hotels with all of their amenities. The increase over the comparable period reflects Taj Associates' $7,842,000 of other expenses since its date of acquisition and $107,000 from Trump Indiana. Plaza Associates' other expenses increased by $3,285,000 or 55.0% from the comparable period. This increase is due to operating Trump World's Fair and Trump Plaza East, both having opening dates in 1996.

     Income from operations was $24,508,000 for the three months ended June 30, 1996, an increase of $10,505,000 or 75.0% from income from operations of $14,003,000 for the comparable period in 1995. Taj Associates contributed $18,185,000 of income from operations since its acquisition which was partially offset by operating losses of $4,768,000 and $2,822,000 for the three months ended June 30, 1996, from THCR (unconsolidated) and Trump Indiana, respectively. Plaza Associates contributed $13,913,000 during the three months ended June 30, 1996, a decrease of $1,370,000 or 9.0% from the comparable period in 1995.

     Interest expense was $38,121,000 for the three months ended June 30, 1996, an increase of $24,805,000 or 186.3% from interest expense of $13,316,000 for the comparable period in 1995. This increase is attributable to the acquisition of Taj Associates, with an interest expense of $19,840,000 recorded at June 30, 1996. Plaza Associates reflects a decrease of $57,000 in interest expense due to the redemption of the Plaza PIK Notes in 1995 offset by the retirement of the Plaza Notes and the issuance of the Trump AC Mortgage Notes. THCR recorded an increase of $5,027,000, primarily due to the issuance of the THCR Senior Notes in June 1995.

     Other non-operating income was $10,557,000 for the three months ended June 30, 1996, an increase of $11,490,000 from the comparable period in 1995. Non-operating income consists of a one-time $10,000,000 non-refundable licensing fee resulting from the Atlantic Thermal Agreement. Plaza Associates reflects a decrease in non-operating expense of $376,000 or 40.3% from $933,000 in 1995. This decrease is attributable to a decrease in non-operating expenses associated with Trump Plaza East.

     The extraordinary loss of $59,132,000 for the three months ended June 30, 1996 is related to the redemption of the Plaza Notes and the write-off of unamortized deferred financing costs on April 17, 1996. The extraordinary loss of $9,250,000 for the three months ended June 30, 1995 relates to the redemption and write-off of unamortized deferred financing costs relating to the redemption of Plaza PIK Notes and the warrants in connection with the Plaza PIK Notes (the "Plaza PIK Note Warrants") on June 12, 1995.

     Comparison of Six-Month Periods Ended June 30, 1996 and 1995. The following table includes selected data of Plaza Associates and Taj Associates (since the date of acquisition, April 17, 1996) and Trump Indiana (since the opening date of the Indiana Riverboat, June 8, 1996) for the six months ended June 30, 1996 and 1995:

                                                             Six Months Ended June 30,
                                 --------------------------------------------------------------------------------------
                                   1995           1996            1996         1996            1996           1996
                                   Plaza          Plaza           Taj         Trump AC         Trump          THCR
                                 Associates     Associates     Associates   Consolidated*     Indiana     Consolidated*
                                 ----------     ----------     ----------   -------------    ---------    -------------
                                                                  (in thousands)

Revenues:
 Gaming ....................     $ 139,311      $ 170,346      $ 109,684      $ 280,030      $   8,331      $ 288,361
 Other .....................        33,460         46,425         24,357         70,782            248         71,030
                                 ---------      ---------      ---------      ---------      ---------      ---------
  Gross Revenue ............       172,771        216,771        134,041        350,812          8,579        359,391
Less: Promotional Allowances        16,517         24,520         13,865         38,385           --           38,385
                                 ---------      ---------      ---------      ---------      ---------      ---------
  Net Revenue ..............       156,254        192,251        120,176        312,427          8,579        321,006
                                 ---------      ---------      ---------      ---------      ---------      ---------
Costs & Expenses:
 Gaming ....................        76,691        101,721         63,856        165,577          4,034        169,611
 Pre-opening ...............         3,332          3,332          6,634          9,966
 General & Admin ...........        33,993         38,231         19,537         57,768          1,901         65,652
 Depreciation & Amortization         7,836         10,446         10,756         21,202            356         21,622
 Other .....................        11,937         14,931          7,842         22,773            107         22,880
                                 ---------      ---------      ---------      ---------      ---------      ---------
  Total Costs and Exp ......       130,457        168,661        101,991        270,652         13,032        289,731
                                 ---------      ---------      ---------      ---------      ---------      ---------
Income from Operations .....        25,797         23,590         18,185         41,775         (4,453)        31,275
Non-operating Income (Exp.)        (25,947)       (22,171)        (9,634)       (31,771)             6        (41,244)
Provision for Income Taxes .          --             --             --             --             --             --
Extraordinary Loss .........        (9,250)       (59,132)          --          (59,132)          --          (59,132)
Minority Interest ..........          --             --             --             --             --           14,828
                                 ---------      ---------      ---------      ---------      ---------      ---------
Net Income (Loss) ..........     $  (9,400)     $ (57,713)     $   8,551      $ (49,128)     $  (4,447)     $ (54,273)
                                 =========      =========      =========      =========      =========      =========


- ----------
* Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.

     Gaming revenues were $288,361,000 for the six months ended June 30, 1996, an increase of $149,050,000 or 107.0% from gaming revenues of $139,311,000 for the comparable period in 1995. The increase in gaming revenues consists of $109,684,000 from Taj Associates since the date of acquisition and $8,331,000 from Trump Indiana since the opening of the Indiana Riverboat on June 8, 1996, in addition to an increase in Plaza Associates' table games and slot revenues. Management believes that Plaza Associates' increase in gaming revenues is primarily due to the May 1996 opening of Trump World's Fair, the February 1996 opening of Trump Plaza East, the availability of additional hotel rooms at both Trump World's Fair and Trump Plaza East, as well as management marketing initiatives.

     Slot revenues were $188,915,000 for the six months ended June 30, 1996, an increase of $95,496,000 or 102.2% from slot revenues of $93,419,000 for the comparable period in 1995. This increase is directly attributable to the acquisition of Taj Associates, which contributed $61,261,000 in slot revenues, and Trump Indiana, which contributed $6,623,000 in slot revenues. Plaza Associates' slot revenues were $121,031,000 for the six months ended June 30, 1996, an increase of $27,612,000 or 29.6% from slot revenues of $93,419,000 for the six months ended June 30, 1995.

Plaza Associates' increase is due to the addition of 1,924 slot machines at Trump World's Fair and Trump Plaza East, as well as management's marketing programs.

     Table games revenues were $95,180,000 for the six months ended June 30, 1996, an increase of $49,288,000 or 107.4% from $45,892,000 for the comparable period in 1995. This increase is attributable to the acquisition of Taj Associates which contributed $44,157,000 in table games revenues with a corresponding $26,024,000 in table games drop (i.e., the dollar value of chips purchased). Trump Indiana contributed $1,708,000 to the increase in table games revenues. Plaza Associates' table games revenues of $49,315,000 for the six months ended June 30, 1996 increased by $3,423,000 or 7.5% from the comparable period in 1995. Plaza Associates' increase is primarily due to an increase in table games drop by 9.9% for the six months ended June 30, 1996, offset by a slight decrease in the hold percentage to 15.4% from 15.7% for the comparable period in 1995.

     In addition to table games and slot revenues, Taj Associates' poker/race simulcasting/keno operations generated approximately $3,647,000 in poker revenues, $322,000 in race simulcasting revenues and $297,000 in keno revenues since its acquisition date.

     Other revenues were $71,030,000 for the six months ended June 30, 1996, an increase of $37,570,000 or 112.3% from other revenues of $33,460,000 for the comparable period in 1995. Other revenues include revenues from rooms, food and beverage, entertainment and miscellaneous items. The increase is directly attributable to the acquisition of Taj Associates, which generated $24,357,000 in other revenues since its acquisition date, and $248,000, primarily beverage revenues from Trump Indiana. Plaza Associates' other revenues were $46,425,000 for the six months ended June 30, 1996, an increase of $12,965,000 or 38.7% from the comparable period in 1995. Plaza Associates' increase reflects the additional rooms at Trump Plaza East and Trump World's Fair as well as increases in rooms and food and beverage revenues attendant to increased levels of gaming activity due in part to increased promotional activities.

     Promotional allowances were $38,385,000 for the six months ended June 30, 1996, an increase of $21,868,000 or 132.4% from promotional allowances of $16,517,000 for the six months ended June 30, 1995. Taj Associates generated $13,865,000 in promotional allowances since its acquisition date. Plaza Associates experienced an increase in promotional allowances to $24,520,000 or 48.5% from promotional allowances of $16,517,000 in the comparable period in 1995. Plaza Associates' increase is primarily attributable to the additional rooms at Trump World's Fair and Trump Plaza East as well as increases in marketing initiatives during the six months ended June 30, 1996.

     Gaming costs and expenses were $169,611,000 for the six months ended June 30, 1996, an increase of $92,920,000 or 121.2% from $76,691,000 for the comparable period in 1995. This increase was primarily attributable to Taj Associates' gaming costs and expenses of $63,856,000 since its acquisition as well as $4,034,000 from Trump Indiana. Gaming costs and expenses for Plaza Associates were $101,721,000, an increase of $25,030,000 or 32.6% from $76,691,000 for the comparable period in 1995. Plaza Associates' increase is primarily due to increased promotional and operational expenses as well as taxes associated with increased levels of gaming during the comparable period in 1995.

     General and administrative expenses were $65,652,000 for the six months ended June 30, 1996, an increase of $30,458,000 or 86.5% from general and administrative expenses of $35,194,000 for the comparable period in 1995. This increase is primarily due to the acquisition of Taj Associates, which recorded $19,537,000 in general and administrative expenses since its acquisition, and $1,901,000 from Trump Indiana. Plaza Associates' increase of $4,238,000 over the comparable period is due in part to expenses associated with Trump Plaza East and Trump World's Fair. THCR (unconsolidated) had general and administrative expenses of $5,983,000 for the six months ended June 30, 1996, an increase of $4,782,000 from the period since inception, June 12, 1995, to June 30, 1995. This increase is primarily attributable to compensation awards.

     Pre-opening expenses of $3,332,000 were recorded by Plaza Associates and reflect the costs associated with opening Trump World's Fair in May 1996. Trump Indiana recorded $6,634,000 of pre-opening expenses for the six months ended June 30, 1996.

     Other expenses were $22,880,000 for the six months ended June 30, 1996, an increase of $10,943,000 or 91.7% from the comparable period in 1995. Other expenses include costs associated with operating Trump Plaza and the Taj Mahal's hotels with all of their amenities. The increase over the comparable period reflects Taj Associates' $7,842,000 of other expenses since its date of acquisition and $107,000 from Trump Indiana. Plaza Associates' other expenses increased by $2,994,000 or 25.1% from the comparable period. This increase is due to operating Trump World's Fair and Trump Plaza East, both having opening dates in 1996.

     Income from operations was $31,275,000 for the six months ended June 30, 1996, an increase of $6,757,000 or 27.6% from income from operations of $24,518,000 for the comparable period in 1995. Taj Associates contributed $18,185,000 of income from operations since its acquisition which was partially offset by operating losses of $6,047,000 and $4,453,000 for the six months ended June 30, 1996 from THCR (unconsolidated) and Trump Indiana, respectively. Plaza Associates contributed $23,590,000 during the six months ended June 30, 1996, a decrease of $2,207,000 or 8.6% from the comparable period in 1995.

     Interest expense was $54,147,000 for the six months ended June 30, 1996, an increase of $28,304,000 or 109.5% from interest expense of $25,843,000 for the comparable period in 1995. This increase is attributable to the acquisition of Taj Associates, with an interest expense of $19,840,000 recorded at June 30, 1996. Plaza Associates reflects $21,742,000 of interest expense at June 30, 1996, a decrease of $2,833,000 or 11.5% in interest expense due to the redemption of the Plaza PIK Notes in 1995 offset by the retirement of the Plaza Notes and the issuance of the Trump AC Mortgage Notes. THCR recorded an increase of $11,302,000 due to the issuance of the THCR Senior Notes in June 1995.

     Other non-operating income was $9,182,000 for the six months ended June 30, 1996, an increase of $11,024,000 from the comparable period in 1995. Non-operating income consists of a one-time $10,000,000 non-refundable licensing fee resulting from the Atlantic Thermal Agreement. Plaza Associates reflects a decrease in non-operating expense of $1,024,000 or 55.6% from $1,842,000 in 1995. This decrease is attributable to a decrease in non-operating expenses associated with Trump Plaza East.

     The extraordinary loss of $59,132,000 for the six months ended June 30, 1996 is related to the redemption of the Plaza Notes and the write-off of unamortized deferred financing costs on April 17, 1996. The extraordinary loss of $9,250,000 for the six months ended June 30, 1995 relates to the redemption and write-off of unamortized deferred financing costs relating to the redemption of Plaza PIK Notes and Plaza PIK Note Warrants on June 12, 1995.

                          PART II -- OTHER INFORMATION


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

     Various legal proceedings are now pending against THCR. THCR considers all such proceedings to be ordinary litigation incident to the character of its business and not material to its business or financial condition. THCR believes that the resolution of these claims, to the extent not covered by insurance, will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations of THCR.

     With respect to the matter entitled Keshav D. Aggarwal, et al v. Donald J. Trump, Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Indiana, Inc., which was previously reported in the Form 10-Q of THCR for the first quarter of 1996, Trump, THCR, THCR Holdings and Trump Indiana have filed an answer to the complaint on May 31, 1996. THCR and the other defendants intend to vigorously contest the allegations against them. Further, THCR believes that the resolution of these claims will not have a material adverse effect on THCR.

     In Vera Coking, et al. v. Atlantic City Planning Board and Trump Plaza Associates, the Atlantic City Planning Board's approval of the Trump Plaza East renovation had been challenged on various grounds. In July 1994, a New Jersey Superior Court judge upheld the Atlantic City Planning Board approvals with respect to the hotel renovation component of Trump Plaza East and the new roadway but invalidated the approval of the valet parking lot and the public park because Plaza Associates lacked site control with respect to the small parcels of land the CRDA sought to condemn. Plaintiffs appealed the court's decision upholding the approval of the hotel renovation and new roadway and Plaza Associates cross-appealed the court's decision invalidating the approval of the public park and valet parking area. Plaza Associates withdrew its cross-appeal and received land-use approval for and has constructed the valet parking area after deletion of one of the small parcels. In June 1996, the Superior Court of New Jersey, Appellate Division, affirmed the trial court's ruling upholding the approvals for the hotel renovation and the new roadway.

     In a related matter, Joseph Banin and Vera Coking v. Atlantic City Planning Board and Trump Plaza Associates, the land-use approval for Trump Plaza East had been challenged on various grounds. The land-use approval involved certain minor amendments to the previously granted site plan approvals for the hotel renovation component of Trump Plaza East and the new roadway. The amendments included certain design changes with respect to Trump Plaza East and certain design changes to the roadway. The amendments did not require any variance relief and the amendments fully complied with the Land Use Ordinance of the City of Atlantic City. The plaintiffs alleged that the Atlantic City Planning Board acted in an arbitrary and capricious manner in approving the amendments and further argue that the chairperson of the Atlantic City Planning Board had a conflict of interest in hearing the matter because of her status as an employee of the CRDA, the entity that had approved certain funding for the project. On January 26, 1996, the New Jersey Superior Court upheld the approval of the amendment by the Atlantic City Planning Board and rejected the plaintiffs' claim with respect to the chairwoman's conflict of interest. The plaintiffs' time to appeal this decision expired in June 1996.

     On March 29, 1990, Taj Associates entered into a Lease Agreement (the "Lease Agreement") with the City of Atlantic City for a term of seven years, subject to the explicit, prior approval of the New Jersey Department of Environmental Protection ("NJDEP") to continue use of the land beyond April 2, 1992, pursuant to which Taj Associates leased a parcel of land containing approximately 1,300 spaces for employee intercept parking at a cost of approximately $1,000,000 per year. In addition, Taj Associates has expended in excess of $1,400,000 in improving the site. The permit under which the lease is operated was issued by NJDEP on December 20, 1989 for five years and contains several conditions, one of which required Taj Associates to find another location "off-island" for employee parking by April 2, 1992. NJDEP extended this condition for two successive one-year periods through April 2, 1994. On November 14, 1994, as a result of the non-renewal of the permit, Taj Associates notified Atlantic City that the Lease Agreement had become inoperative and was therefore being canceled as of December 20, 1994. Taj Associates subsequently obtained "off-island" parking with Castle Associates sufficient to meet its employee parking requirements. Atlantic City has indicated in a letter to Taj Associates that it contests the cancellation of the lease agreement and claims certain extensions to the permit apply, to which Taj Associates does not agree. No legal proceedings have been commenced by Atlantic City to date.

     Taj Associates was also a party to an administrative proceeding involving allegations that it had violated certain provisions of the Casino Control Act. In June 1996, Taj Associates entered into a stipulation and settlement with the Division of Gaming Enforcement of the CCC. The final outcome of this proceeding did not have a material adverse effect on Taj Associates or on its ability to otherwise retain or renew any casino or other licenses required under the Casino Control Act for the operation of the Taj Mahal.

ITEM 2 -- CHANGES IN SECURITIES

     None.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) THCR held a Special Meeting of Shareholders (the "Special Meeting") on April 11, 1996. THCR held its 1996 Annual Meeting of Shareholders (the "Annual Meeting") on June 12, 1996.

     (b) The following persons were re-elected as Directors at the Annual
Meeting: Donald J. Trump, Nicholas L. Ribis, Wallace B. Askins, Don M. Thomas and Peter M. Ryan.

     (c) (i) At the Annual Meeting, the stockholders of THCR voted on the following three proposals:

     Proposal 1. The stockholders of THCR re-elected each of the Directors of THCR. The number of votes cast for each of the nominees were as follows:

                                                        Common Stock
                                                   -----------------------
                                                      For         Withheld
                                                   ----------     --------
               Donald J. Trump ...............     22,134,167       6,610
               Nicholas L. Ribis .............     22,134,938       5,839
               Wallace B. Askins .............     22,127,963      12,814
               Don M. Thomas .................     22,133,963       6,814
               Peter M. Ryan .................     22,134,757       6,020

     All 1,000 shares of Class B Common Stock were voted in favor of Proposal 1.

     Proposal 2. An amendment to THCR's 1995 Stock Incentive Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 1,000,000 to 4,000,000 was approved by a vote of 11,569,354 shares of Common Stock for and 8,746,778 shares against, with 17,197 shares abstaining. All 1,000 shares of Class B Common Stock were voted in favor of Proposal 2.

     Proposal 3. The appointment of Arthur Andersen LLP as the independent public accountants of THCR for the fiscal year ending December 31, 1996 was ratified by a vote of 22,132,822 shares of Common Stock for and 1,723 shares against, with 6,232 shares abstaining. All 1,000 shares of Class B Common Stock were voted in favor of Proposal 3.

     (ii) At the Special Meeting, the stockholders of THCR approved the Taj Merger Transaction, which approval constituted approval and adoption of the Taj Merger Agreement, by a vote of 6,766,089 shares of Common Stock for and 88,224 shares against, with 5,562 shares abstaining. All 1,000 shares of Class B Common Stock were voted in favor of approval of the Taj Merger Transaction.

     (d) None.

ITEM 5 -- OTHER INFORMATION

     Trump Services, a New Jersey limited liability company, was formed on June 27, 1996 for the purpose of realizing cost savings and operational synergies by consolidating certain administrative functions of, and providing certain services to, each of Plaza Associates and Taj Associates. Trump AC and Trump Atlantic City Corporation, a wholly owned subsidiary of Trump AC, own a 99% and 1% interest, respectively, in Trump Services. On July 8, 1996, Trump Services, Plaza Associates and Taj Associates entered into an agreement pursuant to which Trump Services will provide to each of Taj Associates and Plaza Associates certain management, financial and other functions and services necessary and incidental to the respective operations of each of their casino hotels (the "Services Agreement").

     On June 30, 1996, Taj Associates and Atlantic Thermal entered into the Atlantic Thermal Agreement, pursuant to which Atlantic Thermal has the exclusive right to use the steam and chilled water production facilities located at the Taj Mahal in order to sell to Taj Associates all of Taj Associates' heating and cooling energy requirements for the Taj Mahal at a cost savings to Taj Associates and to offer for sale to third parties such thermal energy requirements as they may require, all on the terms and conditions set forth therein.

     Reference is made to (i) the Services Agreement and (ii) the Atlantic Thermal Agreement, attached as Exhibits hereto. Both Exhibits are incorporated herein by reference.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits:


          Exhibit No.                      Description of Exhibit
          -----------                      ----------------------

            2.1(1) Agreement, dated as of June 24, 1996, among Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P., TC/GP, Inc., Trump's Castle Hotel & Casino, Inc. and Donald J. Trump.

            10.46.1 Amendment to Executive Agreement, dated as of May 16, 1996 by and among Donald J. Trump, Trump Hotels & Casino Resorts, Inc. and Trump Hotels & Casino Resorts Holdings, L.P.

            10.47.1 Amendment No. 1 to Trump Hotels & Casino Resorts, Inc. 1995 Stock Incentive Plan.

            10.65 Services Agreement, dated as of July 8, 1996, among Trump Plaza Associates, Trump Taj Mahal Associates and Trump Casino Services, L.L.C.

            10.66 Thermal Energy Service Agreement, dated as of June 30, 1996, by and between Atlantic Jersey Thermal Systems, Inc. and Trump Taj Mahal Associates.

            27.1              Financial Data Schedule of Trump Hotels & Casino
                              Resorts, Inc.

- ----------
(1) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of Trump Hotels & Casino Resorts, Inc., dated June 25, 1996.

     b. Current Reports on Form 8-K:

     The Registrant filed a Current Report on Form 8-K, dated May 2, 1996, reporting, under Item 2 thereto, the consummation of the Taj Merger Transaction. Under Item 7 to such Form 8-K, the Registrant reported the financial statements of the business acquired by THCR and pro forma financial information, including
(i) the consolidated balance sheets of Taj Holding and Subsidiary as of December 31, 1994 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1995, (ii) the consolidated balance sheets of Taj Associates and Subsidiary as of December 31, 1994 and 1995, and the related consolidated statements of operations, capital (deficit) and cash flows for each of the three years in the period ended December 31, 1995 and (iii) the Unaudited Pro Forma Consolidated Balance Sheet of THCR as of December 31, 1995 and the Unaudited Pro Forma Consolidated Statement of Operations for the year ended December 31, 1995.

     The Registrant filed a Current Report on Form 8-K, dated May 22, 1996, reporting, under Item 5 thereto, the exercise by THCR Holdings of the Castle Option and the execution of the agreement with Castle Associates and Trump, which granted THCR Holdings a six-month exclusive right to negotiate with Trump and Castle Associates, with respect to the acquisition of Trump's Castle. No financial statements were filed in connection with such Form 8-K.

     The Registrant filed a Current Report on Form 8-K, dated June 25, 1996, reporting, under Item 5 thereto, the execution of the Castle Agreement. No financial statements were filed in connection with such Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TRUMP HOTELS & CASINO RESORTS, INC.
                                               (Registrant)


Date: August 14, 1996


                                   By: /s/ NICHOLAS L. RIBIS
                                       ----------------------------------------
                                           Nicholas L. Ribis
                                           President, Chief Executive Officer,
                                           Chief Financial Officer and Director
                                           (Duly Authorized Officer and
                                           Principal Financial Officer)



                                 EXHIBIT INDEX

                                                                                       SEQUENTALLY
                                                                                          NUMBER
    EXHIBIT NO.                    DESCRIPTION                                             PAGE
    -----------                    -----------                                         -----------

      10.46.1 Amendment to Executive Agreement, dated as of May 16, 1996 by and among Donald J. Trump, Trump
                         Hotels & Casino Resorts, Inc. and Trump Hotels &
                         Casino Resorts Holdings, L.P.

      10.47.1            Amendment No. 1 to Trump Hotels & Casino Resorts, Inc.
                         1995 Stock Incentive Plan.

      10.65              Services Agreement, dated as of July 8, 1996, among
                         Trump Plaza Associates, Trump Taj Mahal Associates and
                         Trump Casino Services, L.L.C.

      10.66              Thermal Energy Service Agreement, dated as of June 30,
                         1996, by and between Atlantic Jersey Thermal Systems,
                         Inc. and Trump Taj Mahal Associates.

      27.1               Financial Data Schedule of Trump Hotels & Casino
                         Resorts, Inc.
