Form 10-Q
period 1996-09-30
TRUMP HOTELS & CASINO RESORTS INC
filed 1996-11-14
CIK 943320

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

|X|             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1996

                                       OR

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                                 --------------

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

          2500 Boardwalk
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

                                 --------------

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     The number of outstanding shares of Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts, Inc. as of November 14, 1996 was 24,140,090.

     The number of outstanding shares of Class B Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts, Inc. as of November 14, 1996 was 1,000.


================================================================================

                       TRUMP HOTELS & CASINO RESORTS, INC.

                                 --------------

                               INDEX TO FORM 10-Q

                                                                        Page No.
                                                                        --------

PART I--FINANCIAL INFORMATION

  ITEM 1--Financial Statements

    Condensed Consolidated Balance Sheets of Trump Hotels & Casino
      Resorts, Inc. as of September 30, 1996 (unaudited) and
      December 31, 1995 ............................................       1

    Condensed Consolidated Statement of Operations of Trump Hotels
      & Casino Resorts, Inc. for the Three Months and Nine Months
      Ended September 30, 1996, the Three Months Ended September
      30, 1995 and Period from Inception (June 12, 1995) through
      September 30, 1995 (unaudited) ...............................       2

    Condensed Consolidated Statement of Capital (Deficit) of Trump
      Hotels & Casino Resorts, Inc. for the Nine Months Ended
      September 30, 1996 (unaudited) ...............................       3

    Condensed Consolidated Statements of Cash Flows of Trump Hotels
      & Casino Resorts, Inc. for the Nine Months Ended September 30,
      1996 and Period from Inception (June 12, 1995) through September
      30, 1995 (unaudited) .........................................       4

    Notes to Condensed Consolidated Financial Statements of Trump
      Hotels & Casino Resorts, Inc. (unaudited) ....................      5-12

  ITEM 2 -- Management's Discussion and Analysis of Financial
            Condition and Results of Operations ....................     13-20

PART II -- OTHER INFORMATION

  ITEM 1 -- Legal Proceedings ......................................        21
  ITEM 2 -- Changes in Securities ..................................        21
  ITEM 3 -- Defaults Upon Senior Securities ........................        21
  ITEM 4 -- Submission of Matters to a Vote of Security Holders ....        21
  ITEM 5 -- Other Information ......................................        22
  ITEM 6 -- Exhibits and Reports on Form 8-K .......................        22

SIGNATURES

  Signature -- Trump Hotels & Casino Resorts, Inc. .................        24

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                       TRUMP HOTELS & CASINO RESORTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                     September 30,  December 31,
                                                         1996           1995
                                                     -------------  ------------
                                                      (unaudited)

CURRENT ASSETS:

  Cash and cash equivalents ........................  $   219,675   $  19,208
  Restricted cash ..................................         --        12,013
  Receivables, net .................................       62,149      14,460
  Inventories ......................................        9,537       2,609
  Other current assets .............................       13,686       5,171
  Advances to affiliates, net ......................          215        --
                                                      -----------   ---------
    Total Current Assets ...........................      305,262      53,461
INVESTMENT IN BUFFINGTON HARBOR ....................       44,060      21,823
INVESTMENT IN TRUMP'S CASTLE .......................       41,991        --
PROPERTY AND EQUIPMENT, NET ........................    1,475,062     408,231
LAND RIGHTS ........................................       29,043      29,320
RESTRICTED CASH ....................................       25,119      40,030
NOTE RECEIVABLE ....................................         --         3,000
DEFERRED INCOME TAXES ..............................        1,867        --
DEFERRED LOAN COSTS, NET ...........................       50,652      20,026
OTHER ASSETS .......................................       30,864       8,654
                                                      -----------   ---------
    Total Assets ...................................  $ 2,003,920   $ 584,545
                                                      ===========   =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Current maturities of long-term debt .............  $    15,253   $   2,901
  Accounts payable and accrued expenses ............       79,944      29,625
  Accrued interest payable .........................       69,034       2,498
  Due to affiliates, net ...........................         --           278
                                                      -----------   ---------
    Total Current Liabilities ......................      164,231      35,302
LONG-TERM DEBT, net of discount and current
  maturities .......................................    1,389,114     494,471
DEFERRED INCOME TAXES PAYABLE ......................        4,209       4,181
OTHER LONG TERM LIABILITIES ........................        5,190        --
                                                      -----------   ---------
    Total Liabilities ..............................    1,562,744     533,954
                                                      -----------   ---------
MINORITY INTEREST ..................................       22,253        --
STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, 50,000,000 shares
    authorized, 24,140,090 and 10,066,667 issued and
    outstanding, respectively ......................          241         101
  Class B Common Stock, $.01 par value, 1,000 shares
    authorized, issued and outstanding .............         --          --
  Additional Paid in Capital .......................      455,335      52,411
  Accumulated Deficit ..............................      (36,653)     (1,921)
                                                      -----------   ---------
    Total Stockholders' Equity .....................      418,923      50,591
                                                      -----------   ---------
Total Liabilities and Stockholders' Equity .........  $ 2,003,920   $ 584,545
                                                      ===========   =========


         The accompanying notes are an integral part of these condensed consolidated balance sheets.

                       TRUMP HOTELS & CASINO RESORTS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
         FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996,
                    THE THREE MONTHS ENDED SEPTEMBER 30, 1995
      AND PERIOD FROM INCEPTION (JUNE 12, 1995) THROUGH SEPTEMBER 30, 1995
                                   (unaudited)
                        (in thousands, except share data)

                                                                                               Period from
                                                         Three Months                           Inception
                                                             Ended             Nine Months   (June 12, 1995)
                                                         September 30,             Ended         through
                                                 ---------------------------   September 30,  September 30,
                                                     1996           1995           1996           1995
                                                 ------------   ------------   ------------   ------------
REVENUES:
  Gaming ......................................  $    298,414   $     85,188   $    586,775   $    101,634
  Rooms .......................................        24,310          5,865         48,464          6,995
  Food and Beverage ...........................        33,108         12,514         71,631         14,866
  Other .......................................         9,073          3,422         17,426          3,877
                                                 ------------   ------------   ------------   ------------
    Gross Revenues ............................       364,905        106,989        724,296        127,372
Less -- Promotional allowances ................        36,251         12,094         74,636         14,071
                                                 ------------   ------------   ------------   ------------
    Net Revenues ..............................       328,654         94,895        649,660        113,301
                                                 ------------   ------------   ------------   ------------

COSTS AND EXPENSES
  Gaming ......................................       167,899         45,296        337,510         52,681
  Rooms .......................................         4,872            431          9,767            783
  Food and Beverage ...........................        14,186          4,777         30,310          6,654
  General and Administrative ..................        54,729         18,808        120,381         23,799
  Depreciation and Amortization ...............        21,937          4,212         43,559          5,091
  Pre-Opening .................................         3,561           --           13,527           --
  Other .......................................         2,087            935          3,948          1,159
                                                 ------------   ------------   ------------   ------------
                                                      269,271         74,459        559,002         90,167
                                                 ------------   ------------   ------------   ------------
    Income from operations ....................        59,383         20,436         90,658         23,134
                                                 ------------   ------------   ------------   ------------

NON-OPERATING INCOME AND (EXPENSES):
  Interest income .............................         4,787          1,965          8,508          2,361
  Interest expense ............................       (43,697)       (15,850)       (97,844)       (19,177)
  Other non-operating income (expense) ........         5,691         (2,005)        14,873         (2,198)
                                                 ------------   ------------   ------------   ------------
                                                      (33,219)       (15,890)       (74,463)       (19,014)
                                                 ------------   ------------   ------------   ------------
Income before provision for state income taxes         26,164          4,546         16,195          4,120

Provision for state income tax ................            42            993             42          1,153
                                                 ------------   ------------   ------------   ------------

Income before extraordinary (loss) and minority
  interest ....................................        26,122          3,553         16,153          2,967

Extraordinary Loss ............................          --             --          (59,132)          --

Minority Interest .............................        (6,581)        (1,508)         8,247         (1,668)
                                                 ------------   ------------   ------------   ------------

NET INCOME (LOSS) .............................  $     19,541   $      2,045   $    (34,732)  $      1,299
                                                 ============   ============   ============   ============

Earnings (Loss) per share .....................  $        .81   $        .20   $      (1.86)  $        .13
                                                 ============   ============   ============   ============

Weighted average shares .......................    24,206,756     10,165,765     18,710,930     10,161,561
                                                 ============   ============   ============   ============


          The accompanying notes are an integral part of this condensed consolidated financial statement.

                       TRUMP HOTELS & CASINO RESORTS, INC.

              CONDENSED CONSOLIDATED STATEMENT OF CAPITAL (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (unaudited)
                        (in thousands, except share data)

                                       Number of Shares
                                     ---------------------      Common     Additional
                                                   Class B       Stock       Paid in     Accumulated
                                       Common      Common       Amount       Capital       Deficit        Total
                                     ----------    -------     --------    ----------    -----------      -----
Balance, December 31, 1995 .......   10,066,667     1,000      $    101     $ 52,411     $  (1,921)     $ 50,591
Proceeds from issuance of
 Common Stock, net ...............   13,250,000                     132      385,930          --         386,062
Issuance of shares pursuant to
 Taj Merger Agreement ............      323,423                       3        9,316          --           9,319
Issuance of shares for acquisition
 of the Specified Parcels ........      500,000                       5       10,495                      10,500
Cancellation of Trump Note .......                                            (3,167)                     (3,167)
Accretion of Phantom Stock
 Units ...........................                                               350                         350
Net Loss .........................                                                         (34,732)      (34,732)
                                     ----------     -----      --------     --------     ---------      --------
Balance, September 30, 1996 ......   24,140,090     1,000      $    241     $455,335     $ (36,653)     $418,923
                                     ==========     =====      ========     ========     =========      ========


          The accompanying notes are an integral part of this condensed consolidated financial statement.

                       TRUMP HOTELS & CASINO RESORTS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
       THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND PERIOD FROM INCEPTION
                   (JUNE 12, 1995) THROUGH SEPTEMBER 30, 1995
                                   (unaudited)
                        (in thousands, except share data)

                                                                             Period from
                                                                              Inception
                                                             Nine Months   (June 12, 1995)
                                                                 Ended         Through
                                                             September 30,  September 30,
                                                                  1996            1995
                                                             ------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss) ..........................................  $   (34,732)    $   1,299
Adjustments to reconcile net income to net cash flows
  from operating activities:
  Extraordinary loss .......................................       59,132          --
  Depreciation and amortization ............................       43,559         5,091
  Minority interest in net income ..........................       (8,247)        1,668
  Accretion of discounts on mortgage notes .................          132           127
  Amortization of deferred loan costs ......................        4,684          --
  Deferred income taxes ....................................       (1,839)        1,153
  Provision for losses on receivables ......................        3,213           236
  Valuation allowance of CRDA investments and
    utilization of credits, net ............................        2,098          (528)
  Issuance of stock grant awards and accretion
    of phantom stock units .................................          350         1,122
                                                              -----------     ---------
                                                                   68,350        10,168

  Change in assets and liabilities, net of effects from purchase of Taj Mahal:

  Increase in receivables ..................................      (31,300)       (6,015)
  (Increase) decrease in inventories .......................          (97)          826
  (Increase) decrease in other current assets ..............       (5,430)        6,193
  (Increase) decrease in advances from affiliates ..........       (2,173)          492
  (Increase) decrease in other assets ......................       (5,042)        5,742
  Increase (decrease) in accounts payable & accrued expenses        2,274        (2,802)
  Increase in income taxes payable .........................        1,867          --
  Increase (decrease) in accrued interest payable ..........       20,560        (4,289)
  Decrease in other long-term liabilities ..................         (900)         --
                                                              -----------     ---------
    Net cash flows provided by operating activities ........       48,109        10,315
                                                              -----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net ..................     (228,318)     (102,555)
  Restricted cash for short-term operating needs ...........       12,013       (24,225)
  Cash restricted for future construction ..................       14,911       (71,750)
  Investment in Buffington Harbor ..........................      (22,237)         --
  Investment in Trump's Castle .............................      (41,991)         --
  CRDA Investments .........................................       (4,493)         --
  Purchase of Taj Holding, net of cash acquired ............       46,714          --
                                                              -----------     ---------
    Net cash flows used in investing activities ............     (223,401)     (198,530)
                                                              -----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock, net ............................      386,062       126,848
  Retirement of Plaza PIK Notes ............................         --         (81,746)
  Issuance of Long Term Debt-other .........................       40,231       144,849
  Repayment of Long Term Debt ..............................   (1,156,836)         --
  Issuance of note receivable ..............................         --          (3,000)
  Issuance of Trump AC Mortgage Notes ......................    1,200,000          --
  Retirement of Nat West loan ..............................      (36,500)         --
  Payment of long-term debt-other ..........................      (15,721)       (3,565)
  Cost of issuing debt .....................................      (41,477)         --
                                                              -----------     ---------
    Net cash flows provided by financing activities ........      375,759       183,386
                                                              -----------     ---------
    Net increase (decrease) in cash and cash equivalents ...      200,467        (4,829)
                                                              -----------     ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........  $    19,208     $  28,186
                                                              -----------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................  $   219,675     $  23,357
                                                              ===========     =========
CASH INTEREST PAID .........................................  $    28,186     $  22,848
                                                              ===========     =========

Supplemental Disclosure of Non-Cash Activities:
 THCR purchased all of the capital stock of Taj Holding
  for $31,181 in cash and 323,423 shares of its common
  stock valued at $9,319. In addition, the contribution by
  Trump of his 50% interest in Taj Associates amounting to
  $40,500, net of the $10,000 payment to Bankers Trust,
  was recorded as minority interest. In conjunction with
  the acquisition, the accumulated deficit amounting to
  $108,574 was reflected as an increase to Property,
  Plant & Equipment
     Fair value of net assets acquired .....................  $ 1,005,816
     Cash paid for the capital stock and payment to
     Bankers Trust .........................................      (41,181)
     Minority interest of Trump ............................      (30,500)
                                                              -----------
      Liabilities assumed ..................................  $   934,135
                                                              ===========

  In connection with the purchase of the Specified Parcels, THCR issued 500,000 shares of its common stock valued at $10,500.
  A note receivable from Trump in the amount of $3,167 was forgiven.



          The accompanying notes are an integral part of this condensed consolidated financial statement.

                       TRUMP HOTELS & CASINO RESORTS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (unaudited)

(1) Organization and Operations

     The accompanying condensed consolidated financial statements include those of (i) Trump Hotels & Casino Resorts, Inc., a Delaware corporation ("THCR"), and
(ii) Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings"), an entity which is currently owned approximately 75% by THCR, and its subsidiaries: Trump Hotels & Casino Resorts Funding, Inc., a Delaware corporation ("THCR Funding"), Trump Atlantic City Associates, a New Jersey general partnership formerly known as Trump Plaza Holding Associates ("Trump AC"), and Trump Indiana, Inc., a Delaware corporation ("Trump Indiana"). Trump AC, through its subsidiaries, Trump Plaza Associates, a New Jersey general partnership ("Plaza Associates"), and Trump Taj Mahal Associates, a New Jersey general partnership ("Taj Associates"), owns and operates the Trump Plaza Hotel and Casino ("Trump Plaza") and the Trump Taj Mahal Casino Resort ("Taj Mahal"), respectively, located on The Boardwalk in Atlantic City, New Jersey. Trump AC also wholly owns a finance subsidiary, Trump Atlantic City Funding, Inc. ("Trump AC Funding"). THCR, THCR Holdings and THCR Funding commenced operations on June 12, 1995. Trump Indiana, which commenced operations on June 8, 1996, owns and operates a riverboat gaming facility at Buffington Harbor, on Lake Michigan, Indiana. THCR Holdings and THCR Funding have no operations, other than to raise funds through the issuance and sale of debt securities. The ability of THCR Holdings and THCR Funding to service their debt is dependent on the successful operations of Trump AC and Trump Indiana. THCR, through THCR Holdings and its subsidiaries, is the exclusive vehicle through which Donald J. Trump ("Trump") engages in new gaming activities in emerging or established gaming jurisdictions.

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

     The casino industry in Atlantic City is seasonal in nature; accordingly, results of operations for the period ended September 30, 1996 are not necessarily indicative of the operating results for a full year.

(2) Public Offerings and Merger

     On June 12, 1995, THCR completed a public offering of 10,000,000 shares of its common stock, par value $.01 per share (the "Common Stock"), at $14.00 per share (the "1995 Stock Offering") for gross proceeds of $140,000,000. Concurrent with the 1995 Stock Offering, THCR Holdings and THCR Funding issued 151 @ 2% Senior Secured Notes due 2005 (the "THCR Senior Notes") for gross proceeds of $155,000,000 (the "1995 Note Offering" and, together with the 1995 Stock Offering, the "1995 Offerings"). THCR contributed $126,848,000 of the 1995 Stock Offering to THCR Holdings in exchange for an approximately 60% general partnership interest in THCR Holdings.

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

                               SEPTEMBER 30, 1996
                                   (unaudited)

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

          (c) the public offerings by (i) THCR of 12,500,000 shares of Common Stock (plus 750,000 shares of Common Stock issued in connection with the partial exercise of the underwriters' over-allotment opinion) (the "1996 Stock Offering") for net proceeds of $386,062,000 and (ii) Trump AC and Trump AC Funding of $1,200,000,000 aggregate principal amount of 111 @ 4% First Mortgage Notes due 2006 (the "Trump AC Mortgage Notes") (together with the 1996 Stock Offering, the "1996 Offerings");

          (d) the redemption of the outstanding shares of Taj Holding's Class B Common Stock, par value $.01 per share, immediately prior to the Taj Merger for $.50 per share in accordance with its terms;

          (e) the redemption of the outstanding 11.35% Mortgage Bonds, Series A, due 1999 of Trump Taj Mahal Funding, Inc. (the "Taj Bonds");

          (f) the retirement of the outstanding 107 @ 8% Mortgage Notes due 2001 (the "Plaza Notes ") of Trump Plaza Funding, Inc. ( "Plaza Funding ");

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

                       TRUMP HOTELS & CASINO RESORTS, INC.

                               SEPTEMBER 30, 1996
                                   (unaudited)

     As a result of the contribution by Trump to Trump AC (on behalf, and at the direction, of THCR Holdings) of his direct and indirect ownership interests in Taj Associates and the contribution by THCR to Trump AC (on behalf, and at the direction, of THCR Holdings) of its indirect ownership interests in Taj Associates acquired in the Taj Merger, together with THCR's contribution to THCR Holdings of the proceeds from the 1996 Stock Offering, Trump's aggregate beneficial equity interest in THCR Holdings decreased from approximately 40% to approximately 25%, and THCR's aggregate beneficial equity interest in THCR Holdings increased from approximately 60% to approximately 75%. Trump's limited partnership interest in THCR Holdings represents his economic interest in the assets and operations of THCR Holdings. Accordingly, as of June 30, 1996, such limited partnership interest was convertible at Trump's option into 8,081,023 shares of Common Stock (subject to certain adjustments), representing approximately 25.1% of the outstanding shares of Common Stock.

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

     In connection with the Taj Merger Transaction, THCR purchased the Specified Parcels from Trump Taj Mahal Realty Corp., a corporation owned by Trump, and Taj Associates was released from its guarantee to First Union National Bank (the "Guarantee"). The aggregate cost of acquiring the Specified Parcels was $50,600,000 in cash and 500,000 shares of Common Stock valued at $10,500,000 (an average value of $21.00 per share based on the price of the Common Stock several days before and after the date of the amended Taj Merger Agreement). The obligation of Taj Associates which had been accrued with respect to the Guarantee ($17,923,000) was eliminated. In addition, THCR exercised the option to purchase a tower adjacent to Trump Plaza's main tower ("Trump Plaza East") for $28,084,000, which amount has been included in land and building.

                       TRUMP HOTELS & CASINO RESORTS, INC.

                               SEPTEMBER 30, 1996
                                   (unaudited)

     Assuming that the Taj Merger Transaction had occurred on January 1, 1996, unaudited pro forma information is as follows (in thousands):

                                                   Nine Months Ended
                                                   September 30, 1996
                                                   ------------------
Revenues ......................................       $    795,626
Income from operations ........................            100,430
Loss before extraordinary loss
 and minority interest ........................             (3,557)
Extraordinary loss ............................            (59,132)
Minority interest .............................              9,054
Net loss ......................................       $    (53,635)
                                                      ------------
Loss per share ................................       $      (2.22)
                                                      ============
Weighted average shares .......................         24,206,756
                                                      ============

     The pro forma information is presented for informational purposes only and does not purport to present what the results of operations would have been had the Taj Merger Transaction in fact occurred on January 1, 1996 or to project the results of operations for any future period. As THCR commenced operations on June 12, 1995, pro forma information for the nine months ended September 30, 1995 would not be meaningful.

(3) License Revenue

     On June 30, 1996, Taj Associates entered into a Thermal Energy Service Agreement with Atlantic Jersey Thermal Systems, Inc. ("Atlantic Thermal") pursuant to which Atlantic Thermal was granted an exclusive license for a period of 20 years to use, operate and maintain certain steam and chilled water production facilities located at the Taj Mahal (the "Taj Thermal Agreement"). In consideration of the license, Atlantic Thermal paid Taj Associates $10,000,000, which amount has been included in other non-operating income during the nine months ended September 30, 1996.

     On September 26, 1996, Plaza Associates entered into a similar service agreement with respect to Trump Plaza with Atlantic Thermal (the "Plaza Thermal Agreement") in which Atlantic Thermal paid Plaza Associates $5,000,000 on September 30, 1996. This amount has been included in other non-operating income during the three month and nine month periods ended September 30, 1996.

(4) Long Term Debt

     Long-term debt consists of the following:

                                           September 30, 1996  December 31, 1995
                                           ------------------  -----------------
Trump AC Mortgage Notes (A) ...............  $1,200,000,000      $       --
Plaza Notes net of unamortized discount of
 $3,348,000 (B) ...........................            --         326,652,000
THCR Senior Notes (C) .....................     155,000,000       155,000,000
Other mortgage notes payable ..............       3,521,000         2,953,000
Other .....................................      45,846,000        12,767,000
                                             --------------      ------------
                                              1,404,367,000       497,372,000
Less-- Current maturities .................      15,253,000         2,901,000
                                             --------------      ------------
                                             $1,389,114,000      $494,471,000
                                             ==============      ============

----------
(A) In connection with the Taj Merger Transaction, $1,200,000,000 of Trump AC Mortgage Notes were issued by Trump AC and Trump AC Funding. The proceeds of the offering of Trump AC Mortgage Notes were used to complete the Taj Merger Transaction, as discussed in Note 2. Costs associated with the issuance of the Trump AC

                       TRUMP HOTELS & CASINO RESORTS, INC.

                               SEPTEMBER 30, 1996
                                   (unaudited)

     Mortgage Notes, totalling approximately $44,200,000 have been deferred and are being amortized over the life of the Trump AC Mortgage Notes.

(B) On June 24, 1993, Plaza Funding issued $330,000,000 principal amount of Plaza Notes net of discount of $4,313,000 and loaned the proceeds to Plaza Associates. The Plaza Notes were subsequently retired with the proceeds of the offering of the Trump AC Mortgage Notes (See Note 2). The retirement of the Plaza Notes and the write-off of related unamortized deferred financing costs of $9,325,000 resulted in an extraordinary loss of $59,132,000.

(C) On June 12, 1995, THCR Holdings and THCR Funding issued $155,000,000 principal amount of THCR Senior Notes. The THCR Senior Notes are redeemable in cash at the option of THCR Holdings and THCR Funding, in whole or in part, at any time on or after June 15, 2000 at redemption prices specified in the indenture governing the THCR Senior Notes (the "THCR Senior Note Indenture "). Interest on these notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 1995, and is secured by substantially all of the assets of THCR Holdings. Costs associated with the issuance of these notes, totaling approximately $10,742,000, have been deferred and are being amortized over the life of the THCR Senior Notes.

(5) Trump World's Fair

     Under an Option Agreement with Chemical Bank ("Chemical"), Trump had an option to purchase (i) the former Trump Regency Hotel ("Trump World's Fair") (including the land, improvements and personal property used in the operation of the hotel) and (ii) certain promissory notes made by Trump and/or certain of his affiliates and payable to Chemical which are secured by certain real estate assets located in New York, unrelated to Plaza Associates or THCR Holdings. In connection with such Option Agreement, Trump assigned his rights to Plaza Associates. On June 12, 1995, the option to purchase Trump World's Fair (the "Trump World's Fair Purchase Option") was exercised. The option price of $60,000,000 was funded with $58,150,000 from the capital contributed by THCR Holdings (see Note 2), and $1,850,000 of option payments made by Plaza Associates. In May 1996, Trump World's Fair was opened and integrated into Trump Plaza.

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

(7) Investment in Buffington Harbor

     Trump Indiana and The Majestic Star Casino, LLC ("Barden") entered into an agreement relating to the joint ownership, development and operation of all common land-based and waterside operations in support of each of their separate riverboat casinos at Buffington Harbor. Each of Trump Indiana and Barden are equally responsible for the development and operating expenses at Buffington Harbor, and THCR is dependent on the ability of Barden to pay for its share of all future expenses. As of September 30, 1996, Trump Indiana had incurred approximately $3.3 million of expenses resulting from fees paid to Buffington Harbor. For the three and nine months ended September 30, 1996, $2,414,000 was charged to pre-opening expense and $882,000 was charged to other operating expense by Trump Indiana.

(8) Note Receivable from Trump

     Prior to consummation of the 1995 Offerings, Trump incurred $3,000,000 relating to expenditures for the development of Trump Indiana and other gaming ventures. Concurrent with the 1995 Offerings, THCR Holdings

                       TRUMP HOTELS & CASINO RESORTS, INC.

                               SEPTEMBER 30, 1996
                                   (unaudited)

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

(10) Commitments and Contingencies

     Casino Licenses. The operation of an Atlantic City casino hotel is subject to significant regulatory controls which affect virtually all of its operations. Under the New Jersey Casino Control Act (the "Casino Control Act"), Plaza Associates, Taj Associates and Trump Casino Services, L.L.C., a New Jersey limited liability company and a subsidiary of Trump AC ("Trump Services"), are required to maintain certain licenses.

     In June 1995, the New Jersey Casino Control Commission (the "CCC") renewed Plaza Associates' license to operate Trump Plaza through June 1999. In May 1996, the CCC granted Plaza Associates a license to operate Trump World's Fair through May 1997. In June 1995, the CCC renewed Taj Associates' license to operate the Taj Mahal through June 1999. In June 1996, the CCC also granted Trump Services a license through July 1997. All these licenses are not transferable and their renewal will include a financial review of the relevant operating entities. Upon revocation, suspension for more than 120 days, or failure to renew a casino license, the Casino Control Act provides for the appointment of a conservator to take possession of the hotel and casino's business and property, subject to all valid liens, claims and encumbrances.

     The operation of a gaming riverboat in Indiana is subject to Indiana's Riverboat Gambling Act and the administrative rules promulgated thereunder. In June 1996, the Indiana Gaming Commission (the "IGC") granted Trump Indiana a riverboat owner's license, which must be renewed by June 2001.

     Restricted Cash. As a condition to the 1995 Note Offering, THCR Holdings and THCR Funding entered into a Cash Collateral and Disbursement Agreement (the "Cash Collateral Agreement") with First Bank National Association, in its respective capacities as Trustee and Disbursement Agent (each as defined in the Cash Collateral Agreement). The Cash Collateral Agreement called for initial deposits to custodial accounts which are restricted in use for (a) Trump Indiana for the ship and land projects, (b) Trump Plaza for construction projects, including the exercise of the Trump World's Fair Purchase Option and construction projects at a hotel located at Trump Plaza East which has been integrated into Trump Plaza and Trump World's Fair, and (c) the first two interest payments on the THCR Senior Notes. As of June 30, 1996, all funds were disbursed in accordance with the Cash Collateral Agreement.

     As of September 30, 1996, Trump Indiana has a $25,000,000 surety bond outstanding which guarantees state mandated municipal infrastructure improvements. The surety bond is secured by a $25,000,000 cash deposit with the surety. The surety bond expires on April 19, 1997, but will automatically be renewed on an annual basis unless notice is given sixty days in advance.

                       TRUMP HOTELS & CASINO RESORTS, INC.

                               SEPTEMBER 30, 1996
                                   (unaudited)

(11) Subsequent Event--Acquisition of Trump's Castle Associates

     On October 7, 1996, THCR Holdings acquired from Trump all of the outstanding equity of Trump's Castle Associates, L.P. ("Castle Associates"), the owner and operator of Trump's Castle in Atlantic City, New Jersey (the "Acquisition").

     Pursuant to the terms of the Agreement, dated as of June 24, 1996, as amended (the "Agreement"), by and among THCR, THCR Holdings, Trump Casinos II, Inc., formerly known as TC/GP, Inc. ("TCI-II"), Trump's Castle Hotel & Casino, Inc. ("TCHI") and Trump, the aggregate consideration payable for all of the outstanding equity interests of Castle Associates (assuming, as of the date of the Agreement, a value of $30 per share for the Common Stock ) was $176.9 million, payable in limited partnership interests in THCR Holdings (exchangeable into shares of Common Stock) and cash as set forth below. The consideration represented, as of the date of the Agreement, (A) $525.0 million (the agreed-upon value for the business and operations of Castle Associates) minus
(B) $314.0 million (the sum of all the aggregate principal amounts of (i) Castle Associates' capital lease obligations and indebtedness under the loan with PNC Bank, N.A. (successor to Midlantic Bank, N.A.), (ii) Increasing Rate Subordinated Pay-in-Kind Notes due 2005 (the "Castle PIK Notes") of Trump's Castle Funding, Inc. ("Castle Funding") not held by THCR Holdings, (iii) 111 @ 2% Senior Secured Notes due 2000 of Castle Funding and (iv) 113 @ 4% Mortgage Notes due 2003 of Castle Funding (the "Castle Mortgage Notes") outstanding as of the date of the Agreement) minus (C) $40.8 million (the aggregate principal amount of all the Castle PIK Notes held by THCR Holdings estimated (on the date of the Agreement) to be outstanding as of the closing date of the Acquisition (the "Closing Date") less the aggregate discount at which Trump could have repurchased the Castle PIK Notes held by THCR Holdings) plus (D) $6.7 million (the estimated (as of the date of the Agreement) excess cash over the operating needs of Castle Associates on the Closing Date).

     As contemplated in the Agreement, on October 7, 1996, the Closing Date, the following transactions were effected:

          (i) Trump contributed to THCR Holdings his 61.5% equity interest in Castle Associates, in consideration of which he received a 9.52854% limited partnership interest in THCR Holdings, exchangeable into 3,626,450 shares of Common Stock (valuing each such share at $30.00 (the "THCR Stock Contribution Value"));

          (ii) TCI-II contributed to THCR Holdings its 37.5% equity interest in Castle Associates, in consideration of which it received a 5.81009% limited partnership interest in THCR Holdings, exchangeable into 2,211,250 shares of Common Stock (valuing each such share at the THCR Stock Contribution Value); and

          (iii) THCR-TCHI Merger Corp., a Delaware corporation and a wholly owned subsidiary of THCR Holdings ("Merger Sub"), merged (the "TCHI Merger") with and into TCHI (holder of a 1% equity interest in Castle Associates) whereupon (x) each share of common stock of TCHI, par value $.01 per share (the "TCHI Common Stock"), outstanding immediately prior to the TCHI Merger was converted into the right to receive $.8845 in cash (the "TCHI Consideration") and each share of common stock of Merger Sub was converted into the right to receive one share of common stock of the surviving corporation of the TCHI Merger and (y) each holder of the outstanding warrants (the "Castle Warrants") issued under the Warrant Agreement, dated as of December 30, 1993, between TCHI and First Bank National Association, as warrant agent, became entitled to receive, for each former share of TCHI Common Stock for which each Castle Warrant was exercisable, an amount in cash equal to the TCHI Consideration.

     In the aggregate, Trump received (i) a limited partnership interest in THCR Holdings convertible into 5,837,700 shares of Common Stock and (ii) $884,550 in cash. On October 7, 1996, the closing sale price of the Common Stock on the New York Stock Exchange was $22.625 per share.

     In connection with the Acquisition, Castle Associates was converted to a limited partnership with THCR Holdings as a 99% limited partner and TCHI, as the surviving corporation of the TCHI Merger, as a 1% general

                       TRUMP HOTELS & CASINO RESORTS, INC.

                               SEPTEMBER 30, 1996
                                   (unaudited)

partner. The business and operations of Castle Associates will be managed by its sole general partner, TCHI. TCHI's Board of Directors includes, as of October 7, 1996, the three members appointed by the holders of the Castle Mortgage Notes and the Castle PIK Notes, as well as four other members appointed by THCR Holdings.

     As a result of the Acquisition, on October 7, 1996, THCR's and Trump's beneficial equity interest in THCR Holdings was approximately 63.4% and 36.6%, respectively, and Trump's beneficial equity interest in THCR Holdings was exchangeable into 13,918,723 shares of Common Stock. The Acquisition was approved by the stockholders of THCR on September 30, 1996.

     Castle Associates and TCHI have been designated unrestricted subsidiaries under the THCR Senior Note Indenture. All of THCR Holding's direct and indirect equity interests in Castle Associates were pledged to the trustee under the THCR Senior Note Indenture for the benefit of the holders of the THCR Senior Notes.

     The Acquisition was accounted for as a purchase.

     Reference is made to the Quarterly Report on Form 10-Q of Castle Associates and Castle Funding for the quarterly period ended September 30, 1996, attached as an Exhibit hereto and incorporated herein by reference.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

     On June 12, 1995, THCR consummated the 1995 Stock Offering, resulting in aggregate gross proceeds of $140,000,000. Concurrent with the 1995 Stock Offering, THCR Holdings and THCR Funding completed the 1995 Note Offering, resulting in aggregate gross proceeds of $155,000,000. The proceeds to THCR from the 1995 Stock Offering were contributed by THCR to THCR Holdings for an approximately 60% general partnership interest in THCR Holdings. THCR Holdings, in turn, used the net proceeds from the 1995 Offerings, through June 30, 1996, for the following purposes: (a) repurchase and redemption of the 121 @ 2% Pay-In-Kind Notes due 2003 of Trump AC (the "Plaza PIK Notes") (including accrued interest payable) for $86,209,000, (b) exercise of the Trump World's Fair Purchase Option for $58,150,000, (c) construction costs for Trump World's Fair of $43,850,000, (d) construction costs for Trump Plaza East of $15,150,000,
(e) construction and land acquisition costs of $34,762,000 for the riverboat at Buffington Harbor, on Lake Michigan, Indiana (the "Indiana Riverboat"), (f) $5,688,000 for pre-opening costs at Trump Indiana and (g) payment of $24,225,000 for the first year of interest payments on the THCR Senior Notes. The balance of the proceeds were for general corporate purposes.

     The THCR Senior Note Indenture restricts the ability of THCR Holdings and its subsidiaries, as the case may be, to make distributions to partners or pay dividends, as the case may be, unless certain financial ratios are achieved. Further, given the rapidly changing competitive environment and the risks associated with THCR's proposed expansion plan, THCR's future operating results are highly conditional and could fluctuate significantly. Moreover, as a condition to the 1995 Note Offering, THCR Holdings and THCR Funding entered into the Cash Collateral Agreement, which called for initial deposits to custodial accounts which were restricted in use for (a) Trump Indiana for the ship and land projects, (b) Trump Plaza for construction projects, including the exercise of the Trump World's Fair Purchase Option and construction projects at Trump Plaza East and the Trump World's Fair, and (c) the first two interest payments on the THCR Senior Notes. As of June 30, 1996, all funds were disbursed in accordance with the Cash Collateral Agreement.

     In addition, the ability of Plaza Associates and Taj Associates to make payments of dividends or distributions (except for payment of interest) through Trump AC to THCR Holdings may be restricted by the CCC. Similarly, the ability of Trump Indiana to make payments of dividends or distributions to THCR Holdings may be restricted by the IGC.

     Cash flows from operating activities are THCR's principal source of liquidity. With the proceeds from the 1996 Offerings, THCR, among other things, redeemed the outstanding Taj Bonds, retired the outstanding Plaza Notes, satisfied the indebtedness of Taj Associates under its loan agreement with Nat West, purchased certain real property used in the operation of Trump Plaza and the Taj Mahal and paid Bankers Trust to release certain liens and guarantees.

     With proceeds from the June 1995 Offerings, THCR Holdings made a capital contribution of $146,859,000 to Trump AC and Plaza Associates. This contribution was used to repurchase and redeem the Plaza PIK Notes and warrants thereto (together with related accrued interest), exercise the Trump World's Fair Purchase Option and purchase Trump World's Fair and fund construction costs incurred in the renovation and integration of Trump Plaza East. During the nine months ended September 30, 1996, THCR Holdings made additional capital contributions of $35,500,000 to Plaza Associates to fund such construction costs. The renovations of Trump Plaza East were completed in February 1996 and of Trump World's Fair in May 1996. Capital expenditures for Trump AC were $186,502,000 for the nine months ended September 30, 1996, an increase of approximately $99,890,000 or 115.3% from the comparable period in 1995. Capital expenditures attributable to Trump Plaza East were approximately $36,877,000 and $14,296,000 for the nine months ended September 30, 1996 and 1995. Capital expenditures attributable to Trump World's Fair were approximately $56,007,000 and $64,685,000 for the nine months ended September 30, 1996 and 1995, respectively. Capital expenditures for improvements to Trump Plaza's existing facilities were $2,769,000 and $7,631,000 for the nine months ended September 30, 1996 and 1995.

     On September 30, 1996, Plaza Associates exercised its option to purchase from Trump Seashore Associates, an entity benefically owned by Trump, one of the parcels of land underlying Trump Plaza's main tower pursuant to the terms of a lease, the payments under which were terminated upon the exercise of such option. The exercise price of $14,500,000 was contributed by THCR.

     Capital expenditures attributable to the Taj Mahal were approximately $76,160,000 for the period April 17, 1996 through September 30, 1996. Capital expenditures for improvements to existing facilities were approximately $9,675,000 for the period April 17, 1996 through September 30, 1996. Capital expenditures for the purchase of property previously leased upon which a portion of the Taj Mahal is situated and Taj Merger closing costs amounted to approximately $61,808,000. Capital expenditures attributable to the expansion of the facility were approximately $4,677,000 for the period April 17, 1996 through September 30, 1996.

     Taj Associates has begun an expansion plan of its existing operations involving the construction of an approximately 800 room hotel tower adjacent to the existing hotel tower, a 2,000 space expansion of the existing self-parking facilities and related hotel infrastructure improvements. It is expected that the expansion budget of approximately $129,300,000 will be funded principally out of cash from operations of the Taj Mahal and Trump Plaza and is scheduled to be completed in phases from mid-1997 through the latter part of 1998.

     In addition to the approximately $96 million spent prior to commencing the operation of the Indiana Riverboat on June 8, 1996, during its initial five-year license term, an additional $57 million of funds (consisting of approximately $40 million for the construction of a hotel and other amenities and $17 million for infrastructure improvements and other municipal uses) will be required to be spent by Trump Indiana in connection with the Indiana Riverboat facility and related commitments, including commitments required in connection with the licensure process. The sources of the initial $96 million included: $62 million from the proceeds of the 1995 Offerings and the 1996 Offerings, $17.5 million from vessel financing, $14.2 million from equipment financing (including approximately $9 million for slot machines) and $1.9 million from operating leases. The remaining $57 million required to be spent over the initial five-year license term is expected to be funded with cash from operations and/or proceeds from the 1996 Offerings.

     Trump Indiana is a party to a loan and security agreement, as amended, with debis Financial Services, Inc. ("dFS") pursuant to which dFS provided, subject to the terms and conditions thereof, $17.5 million in financing for the gaming vessel.

     At September 30, 1996, THCR had combined working capital of $141,031,000. The combined working capital included a receivable from the New Jersey Casino Reinvestment Development Authority (the "CRDA") of approximately $7,400,000 for reimbursable improvements made to Trump Plaza East, which receivable is currently the subject of litigation.

     As a result of the Acquisition and Castle Associates' designation as an unrestricted subsidiary under the THCR Senior Note Indenture, THCR Holdings has the ability to advance funds, subject to the limitations and restrictions set forth in the THCR Senior Note Indenture, to Castle Associates for working capital, debt service and other purposes. It is contemplated that THCR Holdings may fund up to $5 million to Castle Associates for such purposes.

Important Factors Relating to Forward Looking Statements

     In connection with certain forward-looking statements contained in this Quarterly Report on Form 10-Q and those that may be made in the future by or on behalf of THCR, THCR notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Quarterly Report were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of THCR. Accordingly, there can be no assurance that the forward-looking statements contained in this Quarterly Report will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Quarterly Report should consider these facts in evaluating the information contained herein. In addition, the business and operations of THCR are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this

Quarterly Report. The inclusion of the forward-looking statements contained in this Quarterly Report should not be regarded as a representation by THCR or any other person that the forward-looking statements contained in this Quarterly Report will be achieved. In light of the foregoing, readers of this Quarterly Report are cautioned not to place undue reliance on the forward-looking statements contained herein.

Results of Operations: Operating Revenues and Expenses

     THCR Holdings' partnership agreement provides that all business activities of THCR must be conducted by THCR Holdings or subsidiary partnerships or corporations. As a result of the 1995 Offerings, the Taj Merger Transaction and the acquisition of Plaza Associates and Taj Associates by THCR Holdings in connection therewith, THCR's results of operations are primarily those of Plaza Associates, Taj Associates and Trump Indiana, and the results of operations included in the Statement of Operations reflect Plaza Associates' results of operations for the three and nine month period ended September 30, 1996, Taj Associates' results of operations for the period April 17, 1996 to September 30, 1996, and Trump Indiana's results of operations from June 8, 1996 to September 30, 1996.

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

     THCR had a loss per share of $1.86 for the nine months ended September 30, 1996, based on 18,710,930 weighted average shares outstanding. Assuming the conversion of Trump's interest in THCR Holdings, which was convertible into 8,081,000 shares of Common Stock during such period, loss per share would have been $1.64 for the nine months ended September 30, 1996, based on 26,183,107 weighted average shares outstanding.

     Comparison of Three-Month Periods Ended September 30, 1996 and 1995. The following table includes selected data of Plaza Associates, Taj Associates and Trump Indiana for the three months ended September 30, 1996 and of Plaza Associates for the three months ended September 30, 1995:

                                                     Three Months Ended September 30,
                              -----------------------------------------------------------------------------
                                1995        1996        1996          1996          1996          1996
                                Plaza       Plaza        Taj        Trump AC        Trump         THCR
                              Associates  Associates  Associates  Consolidated*    Indiana    Consolidated*
                              ----------  ----------  ----------  -------------    -------    -------------
                                                             (in thousands)
Revenues:
 Gaming ....................  $  85,188   $ 111,165   $ 150,816     $ 261,981     $ 36,433     $ 298,414
 Other .....................     21,801      33,230      32,341        65,571          920        66,491
                              ---------   ---------   ---------     ---------     --------     ---------
  Gross Revenue ............    106,989     144,395     183,157       327,552       37,353       364,905
Less: Promotional Allowances     12,094      18,029      18,222        36,251         --          36,251
                              ---------   ---------   ---------     ---------     --------     ---------
  Net Revenue ..............     94,895     126,366     164,935       291,301       37,353       328,654
                              ---------   ---------   ---------     ---------     --------     ---------
Costs & Expenses:
 Gaming ....................     45,296      66,745      83,582       150,327       17,572       167,899
 Pre-opening ...............       --           501        --             501        3,060         3,561
 General & Admin ...........     17,080      24,157      19,972        44,129        7,043        54,729
 Depreciation & Amortization      3,956       6,206      14,049        20,255        1,458        21,937
 Other .....................      6,143      10,269       9,420        19,711        1,434        21,145
                              ---------   ---------   ---------     ---------     --------     ---------
  Total Costs and Expenses .     72,475     107,878     127,023       234,923       30,567       269,271
                              ---------   ---------   ---------     ---------     --------     ---------
Income from Operations .....     22,420      18,488      37,912        56,378        6,786        59,383
Non-operating Expenses .....    (11,630)     (7,470)    (23,576)      (30,630)      (2,845)      (33,219)
Provision for Income Taxes .       (993)        (42)       --             (42)        --             (42)
                              ---------   ---------   ---------     ---------     --------     ---------
Net Income before
 Minority Interest .........      9,797      10,976      14,336        25,706        3,941        26,122
Minority Interest ..........       --          --          --            --           --          (6,581)
                              ---------   ---------   ---------     ---------     --------     ---------
Net Income .................  $   9,797   $  10,976   $  14,336     $  25,706     $  3,941     $  19,541
                              =========   =========   =========     =========     ========     =========

----------
* Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.

     Gaming revenues were $298,414,000 for the three months ended September 30, 1996, an increase of $213,226,000 or 250.3% from gaming revenues of $85,188,000 for the comparable period in 1995. The increase in gaming revenues consists of $150,816,000 from Taj Associates and $36,433,000 from Trump Indiana, in addition to an increase in Plaza Associates' table games and slot revenues. Management believes that Plaza Associates' increase in gaming revenues is primarily due to the May 1996 opening of Trump World's Fair, the February 1996 opening of Trump Plaza East, the availability of additional hotel rooms at both Trump World's Fair and Trump Plaza East, as well as marketing initiatives.

     Slot revenues were $187,358,000 for the three months ended September 30, 1996, an increase of $128,459,000 or 218.1% from slot revenues of $58,899,000 for the comparable period in 1995. This increase is directly attributable to the acquisition of Taj Associates, which contributed $78,832,000 in slot revenues, and Trump Indiana, which contributed $26,411,000 in slot revenues. Plaza Associates' slot revenues were $82,115,000 for the three months ended September 30, 1996, an increase of $23,216,000 or 39.4% from slot revenues of $58,899,000 for the three months ended September 30, 1995. Plaza Associates' increase is due to the addition of 1,924 slot machines at Trump World's Fair and Trump Plaza East, as well as management's marketing programs.

     Table games revenues were $105,521,000 for the three months ended September 30, 1996, an increase of $79,232,000 or 301.4% from $26,289,000 for the comparable period in 1995. This increase is attributable to the acquisition of Taj Associates, which contributed $66,449,000 in table games revenues with a corresponding $384,966,000 in table games drop (i.e., the dollar value of chips purchased). Trump Indiana contributed $10,022,000 to the increase in table games revenues. Plaza Associates' table games revenues of $29,050,000 for the three months ended September 30, 1996 increased by $2,761,000 or 10.5% from the comparable period in 1995. Plaza Associates' increase is primarily due to an increase in table games drop by 9.8% for the three months ended September 30, 1996.

     In addition to table games and slot revenues, Taj Associates' poker/race simulcasting/keno operations generated approximately $4,713,000 in poker revenues, $400,000 in race simulcasting revenues and $422,000 in keno revenues for the three months ended September 30, 1996.

     Other revenues were $66,491,000 for the three months ended September 30, 1996, an increase of $44,690,000 or 205% from other revenues of $21,801,000 for the comparable period in 1995. Other revenues include revenues from rooms, food and beverage, entertainment and miscellaneous items. The increase is directly attributable to the acquisition of Taj Associates, which generated $32,341,000 in other revenues for the three months ended September 30, 1996 and $920,000, primarily beverage revenues from Trump Indiana. Plaza Associates' other revenues were $33,230,000 for the three months ended September 30, 1996, an increase of $11,429,000 or 52.4% from the comparable period in 1995. Plaza Associates' increase reflects the additional rooms at Trump Plaza East and Trump World's Fair as well as increases in rooms and food and beverage revenues attendant to increased levels of gaming activity due in part to increased promotional activities.

     Promotional allowances were $36,251,000 for the three months ended September 30, 1996, an increase of $24,157,000 or 199.7% from promotional allowances of $12,094,000 for the three months ended September 30, 1995. Taj Associates generated $18,222,000 in promotional allowances for the three months ended September 30, 1996. Plaza Associates experienced an increase in promotional allowances to $18,029,000 or 49.1% from promotional allowances of $12,094,000 in the comparable period in 1995. Plaza Associates' increase is primarily attributable to the additional rooms at Trump World's Fair and Trump Plaza East as well as increases in marketing initiatives during the three months ended September 30, 1996.

     Gaming costs and expenses were $167,899,000 for the three months ended September 30, 1996, an increase of $122,603,000 or 271% from $45,296,000 for the comparable period in 1995. This increase was primarily attributable to Taj Associates' gaming costs and expenses of $83,582,000 for the three months ended September 30, 1996 as well as $17,572,000 from Trump Indiana. Gaming costs and expenses for Plaza Associates were $66,745,000, an increase of $21,449,000 or 47.4% from $45,296,000 for the comparable period in 1995. Plaza Associates' increase is primarily due to increased promotional and operational expenses resulting from operating Trump World's Fair and Trump Plaza East, both with opening dates in 1996, as well as taxes associated with increased levels of gaming during the comparable period in 1995.

     General and administrative expenses were $54,729,000 for the three months ended September 30, 1996, an increase of $35,921,000 or 191% from general and administrative expenses of $18,808,000 for the comparable period in 1995. This increase is primarily due to the acquisition of Taj Associates, which incurred $19,972,000 in general and administrative expenses, and an increase of $6,686,000 from Trump Indiana from the comparable period in 1995. Plaza Associates' increase of $7,077,000 over the comparable period is due in part to expenses associated with Trump Plaza East and Trump World's Fair. General and administrative expenses for THCR (unconsolidated) were $3,557,000 for the three months ended September 30, 1996, an increase of $2,186,000 from the comparable period in 1995. This increase is primarily attributable to compensation awards.

     Pre-opening expenses of $501,000 were incurred by Plaza Associates for the three months ended September 30, 1996 and reflect the costs associated with opening Trump World's Fair in May 1996. Trump Indiana incurred $3,060,000 in pre-opening expenses for the three months ended September 30, 1996, of which $2,414,000 is related to the joint venture with Barden.

     Other expenses were $21,145,000 for the three months ended September 30, 1996, an increase of $15,002,000 or 244.2% from the comparable period in 1995. Other expenses include costs associated with operating Trump Plaza's and the Taj Mahal's hotels. The increase over the comparable period reflects Taj Associates' $9,420,000 of other expenses and $1,434,000 from Trump Indiana. Plaza Associates' other expenses increased by $4,126,000 or 67.2% from the comparable period. This increase is due to operating Trump World's Fair and Trump Plaza East, both having opening dates in 1996.

     Income from operations was $59,383,000 for the three months ended September 30, 1996, an increase of $38,947,000 or 190.6% from income from operations of $20,436,000 for the comparable period in 1995. Taj Associates contributed $37,912,000 of income from operations which was partially offset by an increase in operating losses of $2,154,000 for the three months ended September 30, 1996 from THCR (unconsolidated). Trump Indiana contributed $6,786,000 during the three months ended September 30, 1996, an increase of $7,143,000 from the comparable period in 1995. Plaza Associates contributed $18,488,000 during the three months ended September 30, 1996, a decrease of $3,932,000 or 17.5% from the comparable period in 1995.

     Interest expense was $43,697,000 for the three months ended September 30, 1996, an increase of $27,847,000 or 175.7% from interest expense of $15,850,000 for the comparable period in 1995. This increase is attributable to the acquisition of Taj Associates, which has incurred $23,828,000 of interest expense for the three months ended September 30, 1996. Plaza Associates reflects an increase of $2,823,000 in interest expense due in part to the issuance of the Trump AC Mortgage Notes. Trump Indiana incurred $929,000 in interest expense for the three months ended September 30, 1996, primarily due to lease financing.

     Other non-operating income was $5,691,000 for the three months ended September 30, 1996, an increase of $7,696,000 from the comparable period in 1995. Non-operating income consists of a one-time $5,000,000 non-refundable licensing fee for the comparable period in resulting from the Plaza Thermal Agreement. Plaza Associates also reflects a decrease in non-operating expense of $2,016,000 from $2,005,000 in 1995. This decrease is attributable to a decrease in non-operating expenses associated with Trump Plaza East.

     Comparison of Nine-Month Periods Ended September 30, 1996 and 1995. The following table includes selected data of Plaza Associates, Taj Associates (since the date of acquisition, April 17, 1996) and Trump Indiana (since the opening date of the Indiana Riverboat, June 8, 1996) for the nine months ended September 30, 1996and of Plaza Associates for the nine months ended September 30, 1995:

                                                    Nine Months Ended September 30,
                              ---------------------------------------------------------------------------
                                1995        1996        1996          1996         1996         1996
                                Plaza       Plaza        Taj        Trump AC       Trump        THCR
                              Associates  Associates  Associates  Consolidated*   Indiana   Consolidated*
                              ----------  ----------  ----------  -------------   -------   -------------
                                                          (in thousands)
Revenues:
 Gaming ....................  $ 224,499   $ 281,511   $ 260,500   $ 542,011       $ 44,764   $ 586,775
 Other .....................     55,261      79,655      56,698     136,353          1,168     137,521
                              ---------   ---------   ---------   ---------       --------   ---------
  Gross Revenue ............    279,760     361,166     317,198     678,364         45,932     724,296
Less: Promotional Allowances     28,611      42,549      32,087      74,636           --        74,636
                              ---------   ---------   ---------   ---------       --------   ---------
  Net Revenue ..............    251,149     318,617     285,111     603,728         45,932     649,660
                              ---------   ---------   ---------   ---------       --------   ---------
Costs & Expenses:
 Gaming ....................    121,987     168,466     147,438     315,904         21,606     337,510
 Pre-opening ...............       --         3,833        --         3,833          9,694      13,527
 General & Admin ...........     51,073      62,388      39,509     101,897          8,944     120,381
 Depreciation & Amortization     11,792      16,652      24,805      41,457          1,814      43,559
 Other .....................     18,080      25,200      17,262      42,484          1,541      44,025
                              ---------   ---------   ---------   ---------       --------   ---------
  Total Costs and Expenses .    202,932     276,539     229,014     505,575         43,599     559,002
                              ---------   ---------   ---------   ---------       --------   ---------
Income from Operations .....     48,217      42,078      56,097      98,153          2,333      90,658
Non-operating Expenses .....    (37,577)    (29,641)    (33,210)    (62,401)        (5,234)    (74,463)
Extraordinary Loss .........     (9,250)    (59,132)       --       (59,132)          --       (59,132)
Provision for Income Taxes .       (993)        (42)       --           (42)          --           (42)
                              ---------   ---------   ---------   ---------       --------   ---------
Net Income (Loss) before
 Minority Interest .........        397     (46,737)     22,887     (23,422)        (2,901)    (42,979)
Minority Interest ..........       --          --          --          --             --         8,247
                              ---------   ---------   ---------   ---------       --------   ---------
Net Income (Loss) ..........  $     397   $ (46,737)  $  22,887   $ (23,422)      $ (2,901)  $ (34,732)
                              =========   =========   =========   =========       ========   =========

----------
* Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.

     Gaming revenues were $586,775,000 for the nine months ended September 30, 1996, an increase of $362,276,000 or 161.4% from gaming revenues of $224,499,000 for the comparable period in 1995. The increase in gaming revenues consists of $260,500,000 from Taj Associates since the date of acquisition and $44,764,000 from Trump Indiana since the opening of the Indiana Riverboat on June 8, 1996, in addition to an increase in Plaza Associates' table games and slot revenues. Management believes that Plaza Associates' increase in gaming revenues is primarily due to the May 1996 opening of Trump World's Fair, the February 1996 opening of Trump Plaza East, the availability of additional hotel rooms at both Trump World's Fair and Trump Plaza East, as well as marketing initiatives.

     Slot revenues were $376,273,000 for the nine months ended September 30, 1996, an increase of $223,955,000 or 147.0% from slot revenues of $152,318,000 for the comparable period in 1995. This increase is directly attributable to the acquisition of Taj Associates, which contributed $140,093,000 in slot revenues, and Trump Indiana, which contributed $33,034,000 in slot revenues. Plaza Associates' slot revenues were $203,146,000 for the nine months ended September 30, 1996, an increase of $50,828,000 or 33.4% from slot revenues of $152,318,000 for the nine months ended September 30, 1995. Plaza Associates' increase is due to the addition of 1,924 slot machines at Trump World's Fair and Trump Plaza East, as well as management's marketing programs.

     Table games revenues were $200,701,000 for the nine months ended September 30, 1996, an increase of $128,520,000 or 178.1% from $72,181,000 for the comparable period in 1995. This increase is attributable to the acquisition of Taj Associates which contributed $110,606,000 in table games revenues with a corresponding $645,990,000 in table games drop (i.e., the dollar value of chips purchased). Trump Indiana contributed $11,730,000 to the increase in table games revenues. Plaza Associates' table games revenues of $78,365,000 for the nine months ended September 30, 1996 increased by $6,184,000 or 8.6% from the comparable period in 1995. Plaza Associates' increase is primarily due to an increase in table games drop by 9.8% for the nine months ended September 30, 1996.

     In addition to table games and slot revenues, Taj Associates' poker/race simulcasting/keno operations generated approximately $8,360,000 in poker revenues, $722,000 in race simulcasting revenues and $719,000 in keno revenues since its acquisition date.

     Other revenues were $137,521,000 for the nine months ended September 30, 1996, an increase of $82,260,000 or 148.9% from other revenues of $55,261,000 for the comparable period in 1995. Other revenues include revenues from rooms, food and beverage, entertainment and miscellaneous items. The increase is directly attributable to the acquisition of Taj Associates, which generated $56,698,000 in other revenues since its acquisition date, and $1,168,000, primarily beverage revenues from Trump Indiana. Plaza Associates' other revenues were $79,655,000 for the nine months ended September 30, 1996, an increase of $24,394,000 or 44.1% from the comparable period in 1995. Plaza Associates' increase reflects the additional rooms at Trump Plaza East and Trump World's Fair as well as increases in rooms and food and beverage revenues attendant to increased levels of gaming activity due in part to increased promotional activities.

     Promotional allowances were $74,636,000 for the nine months ended September 30, 1996, an increase of $46,025,000 or 160.9% from promotional allowances of $28,611,000 for the nine months ended September 30, 1995. Taj Associates generated $32,087,000 in promotional allowances since its acquisition date. Plaza Associates experienced an increase in promotional allowances to $42,549,000 or 48.7% from promotional allowances of $28,611,000 in the comparable period in 1995. Plaza Associates' increase is primarily attributable to the additional rooms at Trump World's Fair and Trump Plaza East as well as increases in marketing initiatives during the nine months ended September 30, 1996.

     Gaming costs and expenses were $337,510,000 for the nine months ended September 30, 1996, an increase of $215,523,000 or 176.7% from $121,987,000 for the comparable period in 1995. This increase was primarily attributable to Taj Associates' gaming costs and expenses of $147,438,000 since its acquisition as well as $21,606,000 from Trump Indiana. Gaming costs and expenses for Plaza Associates were $168,466,000, an increase of $46,479,000 or 38.1% from $121,987,000 for the comparable period in 1995. Plaza Associates' increase is primarily due to increased promotional and operational expenses resulting from operating Trump World's Fair and Trump Plaza East, both with opening dates in 1996, as well as taxes associated with increased levels of gaming during the comparable period in 1995.

     General and administrative expenses were $120,381,000 for the nine months ended September 30, 1996, an increase of $66,342,000 or 122.8% from general and administrative expenses of $54,039,000 for the comparable period in 1995. This increase is primarily due to the acquisition of Taj Associates, which incurred $39,509,000 in general and administrative expenses since its acquisition, and an increase of $8,551,000 to $8,944,000 from the comparable period in 1995 from Trump Indiana. Plaza Associates' increase of $11,315,000 over the comparable period is due in part to expenses associated with Trump Plaza East and Trump World's Fair. THCR (unconsolidated) had general and administrative expenses of $9,540,000 for the nine months ended September 30, 1996, an increase of $6,967,000 from the period since inception, June 12, 1995, to September 30, 1995. This increase is primarily attributable to compensation awards.

     Pre-opening expenses of $3,833,000 were incurred by Plaza Associates and reflect the costs associated with opening Trump World's Fair in May 1996. Trump Indiana incurred $9,694,000 of pre-opening expenses for the nine months ended September 30, 1996, $2,414,000 of which is due to its 50% share of the losses of the joint venture with Barden.

     Other expenses were $44,025,000 for the nine months ended September 30, 1996, an increase of $25,945,000 or 143.5% from the comparable period in 1995. Other expenses include costs associated with operating Trump Plaza's and the Taj Mahal's hotels. The increase over the comparable period reflects Taj Associates' $17,262,000 of other expenses since its date of acquisition and $1,541,000 from Trump Indiana. Plaza Associates' other expenses increased by $7,120,000 or 39.4% from the comparable period. This increase is due to operating Trump World's Fair and Trump Plaza East, both having opening dates in 1996.

     Income from operations was $90,658,000 for the nine months ended September 30, 1996, an increase of $45,705,000 or 101.7% from income from operations of $44,953,000 for the comparable period in 1995. Taj Associates contributed $56,097,000 of income from operations since its acquisition which was partially offset by an increase in operating losses of $6,957,000 for the nine months ended September 30, 1996 from THCR (unconsolidated). Plaza Associates contributed $42,078,000 during the nine months ended September 30, 1996, a decrease of $6,139,000 or 12.7% from the comparable period in 1995. Trump Indiana contributed an increase of $2,726,000 to income from operations from the comparable period in 1995.

     Interest expense was $97,844,000 for the nine months ended September 30, 1996, an increase of $56,151,000 or 134.7% from interest expense of $41,693,000 for the comparable period in 1995. This increase is attributable to the acquisition of Taj Associates, which has incurred $43,668,000 of interest expense since its date of acquisition. Plaza Associates reflects $34,409,000 of interest expense at September 30, 1996. THCR incurred an increase of $11,569,000 due to the issuance of the THCR Senior Notes in June 1995. Trump Indiana incurred $924,000 in interest expense at September 30, 1996 due to lease financing.

     Other non-operating income was $14,873,000 for the nine months ended September 30, 1996, an increase of $17,071,000 from the comparable period in 1995. Non-operating income includes $15,000,000 of non-refundable licensing fees resulting from the Plaza Thermal Agreement and the Taj Thermal Agreement. Plaza Associates reflects a decrease in non-operating expense of $1,391,000 from the comparable period in 1995. This decrease is attributable to a decrease in non-operating expenses associated with Trump Plaza East.

     The extraordinary loss of $59,132,000 for the nine months ended September 30, 1996 is related to the redemption of the Plaza Notes and the write-off of unamortized deferred financing costs on April 17, 1996. The extraordinary loss of $9,250,000 for the nine months ended September 30, 1995 relates to the redemption and write-off of unamortized deferred financing costs relating to the redemption of the Plaza PIK Notes and the warrants issued in connection with the Plaza PIK Notes on June 12, 1995.

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

     On August 14, 1996, certain stockholders of THCR filed two derivative actions in the Court of Chancery in Delaware (Civil Action Nos. 15148 and 15160) against each of the members of the Board of Directors of THCR, THCR, THCR Holdings, Castle Associates and TCI-II. The plaintiffs claim that the directors of THCR breached their fiduciary duties in connection with the Acquisition and seek an injunction, damages and an accounting.

     On October 16, 1996, a stockholder of THCR filed a derivative action in the United States District Court, Southern District of New York (96 Civ. 7820) against each member of the Board of Directors of THCR, THCR, THCR Holdings, Castle Associates, Trump Casinos, Inc. ("TCI"), TCI-II, TCHI and Salomon Brothers Inc ("Salomon") . The plaintiff claims that the defendants breached their fiduciary duties and engaged in ultra vires acts in connection with the Acquisition and that Salomon was negligent in the issuance of its fairness opinion with respect to the Acquisition. The plaintiff also alleges violations of the federal securities laws for alleged omissions and misrepresentations in THCR's proxies, and that Trump, TCI-II and TCHI breached that Agreement by supplying THCR with untrue information for inclusion in the proxy statement delivered to THCR's stockholders in connection with the Acquisition. The plaintiff seeks removal of the directors of THCR, an injunction, rescission and damages.

     THCR and the other defendants in the foregoing actions believe that the suits are without merit and intend to contest vigorously the allegations against them.

ITEM 2 -- CHANGES IN SECURITIES
     None.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) THCR held a Special Meeting of Shareholders (the "Special Meeting") on September 30, 1996.

     (b)  Not applicable.

     (c) At the Special Meeting, the stockholders of THCR voted on the following two proposals:

     Proposal 1. The Acquisition, which was approved by a vote of 15,069,627 shares of Common Stock for and 3,447,215 shares against, with 15,969 shares abstaining. All 1,000 shares of Class B Common Stock voted in favor of Proposal 1.

     Proposal 2. An amendment to THCR's Amended and Restated Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance thereunder from 50,000,000 to 75,000,000, which was approved by a vote of 19,602,348 shares of Common Stock for and 1,017,440 shares against, with 41,225 shares abstaining. All 1,000 shares of Class B Common Stock voted in favor of Proposal 2.

     (d) None.

ITEM 5 -- OTHER INFORMATION

     On October 23, 1996, Trump Services, Plaza Associates, Taj Associates and Castle Associates entered into an Amended and Restated Services Agreement (the "Services Agreement"), pursuant to which Trump Services, in order to generate efficiencies and realize synergies through consolidation of operations, provides certain management, financial and other functions necessary and incidental to the operations of each of Trump Plaza, the Taj Mahal and Trump's Castle. Trump Services, a wholly owned subsidiary of Trump AC, will receive no compensation for providing the services, other than payments to fund the costs and expenses incurred in connection therewith.

     Reference is made to the Services Agreement, attached as an Exhibit hereto and incorporated herein by reference.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits:

        Exhibit No.                      Description of Exhibit
        -----------                      ----------------------
           3.1.1       Amendment to the Amended and Restated Certificate
                         of Incorporation of Trump Hotels & Casino Resorts, Inc.

           4.20        Pledge Agreement, dated as of October 7, 1996, by and
                         between Trump Hotels & Casino Resorts Holdings, L.P. and First Bank National Association, as trustee.

           4.21        Pledge Agreement, dated as of October 7, 1996, by and
                         between Trump's Castle Hotel & Casino, Inc. and First Bank National Association, as trustee.

           10.51.2     Third Amended and Restated Agreement of Limited
                         Partnership of Trump Hotels & Casino Resorts Holdings, L.P., dated as of October 7, 1996.

           10.52.2     Second Amended and Restated Exchange and Registration
                         Rights Agreement among Donald J. Trump, Trump Casinos, Inc., Trump Casinos II, Inc. and Trump Hotels & Casino Resorts, Inc., dated as of October 7, 1996.

           10.65.1     Amended and Restated Services Agreement, dated as of
                         October 23, 1996, by and among Trump Plaza Associates, Trump Taj Mahal Associates, Trump's Castle Associates, L.P. and Trump Casino Services, L.L.C.

           10.67       Amendment to the Second Amended and Restated Partnership
                         Agreement of Trump's Castle Associates, dated as of October 7, 1996.

           10.67.1     Third Amended and Restated Partnership Agreement of
                         Trump's Castle Associates, L.P., dated as of October 7, 1996.

           10.68       Registration Agreement among Donald J. Trump, Trump
                         Casinos, Inc., Trump Casinos II, Inc., Trump Hotels & Casino Resorts, Inc. and Donaldson Lufkin & Jenrette, Inc., dated as of October 7, 1996.

        Exhibit No.                      Description of Exhibit
        -----------                      ----------------------
           10.69       Thermal Energy Service Agreement, dated as of September
                         26, 1996, by and between Atlantic Jersey Thermal Systems, Inc. and Trump Plaza Associates.

           27.1        Financial Data Schedule of Trump Hotels & Casino Resorts,
                         Inc.

           99.1        Quarterly Report on Form 10-Q of Trump's Castle
                         Associates, L.P. and Trump's Castle Funding, Inc. for the quarterly period ended September 30, 1996.

     b. Current Reports on Form 8-K:

     The Registrant did not file any Current Reports on Form 8-K for the period beginning July 1, 1996 and ending September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TRUMP HOTELS & CASINO RESORTS, INC.
                                               (Registrant)



Date: November 14, 1996

                                    By: /s/ NICHOLAS L. RIBIS
                                        -------------------------------------
                                            Nicholas L. Ribis
                                            President, Chief Executive Officer,
                                            Chief Financial Officer and Director
                                            (Duly Authorized Officer and
                                            Principal Financial Officer)