Form 10-K405
period 1996-12-31
TRUMP HOTELS & CASINO RESORTS INC
filed 1997-03-28
CIK 943320

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM ___ TO ___

                         COMMISSION FILE NO.: 1-13794

                      TRUMP HOTELS & CASINO RESORTS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              13-3818402
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

            2500 BOARDWALK
       ATLANTIC CITY, NEW JERSEY                        08401
    (ADDRESS OF PRINCIPAL EXECUTIVE                   (ZIP CODE)
               OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (609) 441-6060

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                           NAME OF EACH EXCHANGE ON WHICH
          TITLE OF EACH CLASS                        REGISTERED
          -------------------              ------------------------------

Common Stock, par value $.01 per share         New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days. Yes   X   No
                                                    ---      ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock of Trump Hotels & Casino Resorts, Inc. held by non-affiliates as of March 21 1997 was approximately:
$228,864,590.

  As of March 21, 1997, there were 22,890,090 shares of Trump Hotels & Casino Resorts, Inc. Common Stock outstanding.

  Documents Incorporated by Reference--Not applicable.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K

                               TABLE OF CONTENTS

ITEM                                                                        PAGE
----                                                                        ----
PART I
  ITEM 1.  BUSINESS.......................................................    1
      Recent Events.......................................................    1
      General.............................................................    1
      Trump Plaza.........................................................    3
      The Taj Mahal.......................................................    8
      Trump's Castle......................................................   12
      Indiana Riverboat...................................................   16
      Trademark/Licensing.................................................   18
      Certain Indebtedness of THCR........................................   19
      Atlantic City Market................................................   21
      Competition.........................................................   22
      Gaming and Other Laws and Regulations...............................   25
  ITEM 2.  PROPERTIES.....................................................   37
      THCR................................................................   37
      Trump Plaza.........................................................   37
      Taj Mahal...........................................................   39
      Trump's Castle......................................................   40
      Indiana Riverboat...................................................   41
  ITEM 3.  LEGAL PROCEEDINGS..............................................   41
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........   45
PART II
  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS .........................................................   46
  ITEM 6.  SELECTED FINANCIAL DATA........................................   47
  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS ...........................................   49
      Results of Operations for the Years Ended December 31, 1996 and
       1995...............................................................   49
      Results of Operations for the Years Ended December 31, 1995 and
       1994...............................................................   52
      Liquidity and Capital Resources.....................................   54
      Seasonality.........................................................   56
      Inflation...........................................................   56
  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................   56
  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE ............................................   56
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............   57
      Directors and Executive Officers....................................   57
      Compliance with Section 16(a) of the Securities Exchange Act of
       1934...............................................................   64
  ITEM 11. EXECUTIVE COMPENSATION.........................................   64
      Employment Agreements...............................................   66
      Compensation of Directors...........................................   68
      Committees of the Board of Directors................................   68
      Compensation Committee Interlocks and Insider Participation.........   68
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         .................................................................   72
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................   73
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K ........................................................   75
IMPORTANT FACTORS RELATING TO FORWARD LOOKING STATEMENTS..................   81
SIGNATURES
SIGNATURE--TRUMP HOTELS & CASINO RESORTS, INC. ...........................   82

                                    PART I

ITEM 1. BUSINESS.

RECENT EVENTS

  Repurchase Program. On January 6, 1997, the Board of Directors (the "THCR Board of Directors") of Trump Hotels & Casino Resorts, Inc. ("THCR") authorized the repurchase by a wholly owned subsidiary of Trump Hotels & Casino Resorts Holdings, L.P. ("THCR Holdings") of up to 1,250,000 shares of THCR's common stock, par value $.01 per share (the "THCR Common Stock"), from time to time in the open market or privately negotiated transactions. On March 10, 1997, the THCR Board of Directors authorized the repurchase of up to an additional 1,250,000 shares of THCR Common Stock. The repurchase program is effective until the end of 1997. As of March 21, 1997, THCR Holdings through its wholly owned subsidiary has repurchased 1,250,000 shares of THCR Common Stock.

GENERAL

  THCR was organized under the laws of the State of Delaware in March of 1995. THCR owns and operates the Trump Plaza Hotel and Casino ("Trump Plaza"), which also includes Trump World's Fair, and the Trump Taj Mahal Casino Resort (the "Taj Mahal"), each located on The Boardwalk in Atlantic City, New Jersey, Trump's Castle Casino Resort ("Trump's Castle"), located in the marina district of Atlantic City, New Jersey (the "Marina"), as well as a riverboat casino located at Buffington Harbor on Lake Michigan in Indiana (the "Indiana Riverboat"), making THCR one of the largest casino entertainment companies in the United States. In addition, THCR continues to be the exclusive vehicle through which Donald J. Trump ("Trump") engages in new gaming activities in both emerging and established gaming jurisdictions.

  . TRUMP PLAZA. THCR has increased Trump Plaza's gaming space and hotel capacity (the "Trump Plaza Expansion") while maintaining its commitment to first class customer service. This strategy was designed to capitalize on Trump Plaza's reputation for excellence, as well as to meet both existing and anticipated demand for the increased number of rooms and infrastructure improvements that are currently being implemented to enhance further the "vacation destination appeal" of Atlantic City. As part of the Trump Plaza Expansion, THCR has renovated and integrated into Trump Plaza a hotel adjacent to Trump Plaza's main tower ("Trump Plaza East") and has renovated and integrated into Trump Plaza the former Trump Regency Hotel, located on The Boardwalk adjacent to the existing Atlantic City Convention Center, which is next to Trump Plaza and known as Trump World's Fair. The renovations at Trump Plaza East were completed in February 1996 and at Trump World's Fair in May 1996. Trump Plaza has 139,474 square feet of gaming space, housing a total of approximately 4,223 slot machines and 141 table games, making Trump Plaza's casino the largest in Atlantic City (in terms of square footage). Trump Plaza's hotel capacity consists of 1,404 guest rooms, making Trump Plaza's guest room inventory one of the largest in Atlantic City.

  . TAJ MAHAL. Management believes that the acquisition of the Taj Mahal on April 17, 1996 (the "Taj Acquisition") has strengthened THCR's position as a leader in the casino entertainment industry through its ownership of two successful land-based casino hotels on The Boardwalk. Furthermore, the Taj Acquisition has enhanced THCR's presence in the growing Atlantic City gaming market (the "Atlantic City Market"). After giving effect to the Taj Acquisition and the Trump Plaza Expansion, THCR had acquired approximately one-quarter of Atlantic City's casino square footage, slot machines, table games and hotel room inventory. The combination of the Taj Mahal with Trump Plaza's operations has provided opportunities for operational efficiencies, economies of scale and benefits from the talent, expertise and experience of management at the operating entities. Management has undertaken an expansion plan at the Taj Mahal (the "Taj Mahal Expansion"), which is currently expected to be funded principally out of cash from operations from Trump Taj Mahal Associates ("Taj Associates") and Trump Plaza Associates ("Plaza Associates"). The Taj Mahal Expansion is scheduled to be completed in phases by the end of the second quarter of 1997.

  . TRUMP'S CASTLE. The acquisition of Trump's Castle on October 7, 1996 (the
    "Castle Acquisition"), has further strengthened THCR's position as an industry leader. The Castle Acquisition has provided THCR with a significant presence in the Marina, the principal focus of expansion in the Atlantic City Market, and positioned THCR as the only casino operator in Atlantic City with facilities both on The Boardwalk and in the Marina. In addition, the Castle Acquisition has provided further opportunities for operational efficiencies and economies of scale and eliminated the perceived conflict of interest caused by the differing ownership of Trump's Castle and the other THCR properties in Atlantic City. Ownership of Trump's Castle will enable THCR to retain patrons that may be drawn from The Boardwalk to the Marina by new casino development at the Marina. The Castle Acquisition has also enabled THCR to benefit from (i) the excellent condition of the current facilities at Trump's Castle, which have been designed to accommodate additional development with minimal disruption to existing operations, (ii) the proximity of Trump's Castle to the "H-Tract," an approximately 150-acre parcel of land proposed to be Atlantic City's newest area of casino hotel development (the "H-Tract"), and (iii) the proposed expansion at Trump's Castle expected to be completed by July 1, 2000 (the "Trump's Castle Expansion"), which would, among other things, enable THCR to capitalize on the expected increase in gaming activity at the Marina. In 1997, Trump's Castle Associates, L.P. ("Castle Associates") commenced a project to retheme Trump's Castle with a nautical emphasis and rename it the "Trump Marina." Management is in the process of re-evaluating the plans for the Trump's Castle Expansion.

  . INDIANA RIVERBOAT. Trump Indiana, Inc. ("Trump Indiana"), which owns and operates the Indiana Riverboat at Buffington Harbor, on Lake Michigan, approximately 25 miles southeast of downtown Chicago, commenced operations on June 8, 1996. Trump Indiana is one of 11 riverboat gaming projects permitted under current Indiana law, and one of only five to be located in northern Indiana. Trump Indiana and The Majestic Star Casino, LLC ("Barden") are the two holders of riverboat owner's licenses to operate at Buffington Harbor. Trump Indiana and Barden entered into an agreement (the "BHR Agreement") relating to the formation of Buffington Harbor Riverboats, L.L.C. ("BHR") and the joint ownership, development and operation of all common land-based and waterside operations in support of each of Trump Indiana's and Barden's separate riverboat casinos at Buffington Harbor. The Indiana Riverboat has approximately 37,000 square feet of gaming space and features 1,500 slot machines and 73 table games, and is one of the largest riverboat casinos in the United States. The Indiana Riverboat's principal market is the approximately 6.8 million people residing within 50 miles of the Indiana Riverboat in the greater Chicago metropolitan area. Approximately 11.2 million and 24.2 million people live within a 100- and 200-mile radius of Buffington Harbor, respectively.

  . THE "TRUMP" NAME. THCR capitalizes on the widespread recognition of the "Trump" name and its association with high quality amenities and first class service. To this end, THCR provides a broadly diversified gaming and entertainment experience consistent with the "Trump" name and reputation for quality, tailored to the gaming patron in each market. THCR also benefits from the "Trump" name in connection with its efforts to expand and to procure new gaming opportunities in the United States and abroad. THCR explores opportunities to establish additional gaming operations, particularly in jurisdictions where the legalization of casino gaming is relatively new or anticipated.

  The following table profiles THCR's current casino and hotel capacity:

                                        TRUMP    TAJ   TRUMP'S  INDIANA
                                        PLAZA   MAHAL  CASTLE  RIVERBOAT  TOTAL
                                       ------- ------- ------- --------- -------
Gaming square footage................. 139,474 139,100 76,100   37,000   391,674
Slot machines.........................   4,223   3,799  2,339    1,500    11,861
Table games (including poker).........     141     231     93       73       538
Hotel rooms...........................   1,404   1,250    728      --      3,382

  Trump Casino Services, L.L.C., a New Jersey limited liability company ("TCS"), was formed on June 27, 1996 for the purpose of realizing cost savings and operational synergies by consolidating certain administrative functions of, and providing certain services to, each of Plaza Associates and Taj Associates, the owner and operator of Trump Plaza and the Taj Mahal, respectively. Trump Atlantic City Associates ("Trump AC") and Trump Atlantic City Corporation ("TACC"), a wholly owned subsidiary of Trump AC, own a 99% and 1% interest, respectively, in TCS. On July 8, 1996, TCS, Plaza Associates and Taj Associates entered into an agreement (the "TCS Services Agreement") pursuant to which TCS provides to each of Taj Associates and Plaza Associates certain management, financial and other functions and services necessary and incidental to the respective operation of each of their casino hotels. On October 23, 1996, TCS, Plaza Associates, Taj Associates and Castle Associates entered into an Amended and Restated Services Agreement pursuant to which TCS will also provide those same functions and services to Castle Associates in connection with the operation of Trump's Castle. Trump Communications, L.L.C. ("Trump Communications"), a New Jersey limited liability company and a subsidiary of TCS, was formed on January 31, 1997 for the purpose of realizing cost savings and operational synergies by consolidating advertising functions of, and providing certain services to, each of Plaza Associates, Taj Associates and Castle Associates.

THCR operates in only one industry segment. See "Financial Statements and Supplementary Data."

TRUMP PLAZA

  Management believes that Trump Plaza's "Four Star" Mobil Travel Guide rating and "Four Diamond" American Automobile Association ("AAA") rating reflect the high quality amenities and services that Trump Plaza provides to its casino patrons and hotel guests. These amenities and services include a broad selection of dining choices, headline entertainment, deluxe accommodations, tennis courts and swimming and health spa facilities.

  The Trump Plaza Expansion. Management believes that as a result of the Trump Plaza Expansion and Trump Plaza's strategic location, Trump Plaza is well positioned to be one of the premier host properties in Atlantic City. The Trump Plaza Expansion was completed in May 1996 and increased Trump Plaza's prime central frontage on The Boardwalk to nearly a quarter of a mile. Management believes that the construction of the new convention center and tourist corridor linking the new convention center with The Boardwalk enhances the desirability of Atlantic City generally and, as a result of Trump Plaza's central location, benefits Trump Plaza in particular. In addition, management has taken advantage of recent gaming regulatory changes that allow casino space to be directly visible and accessible from The Boardwalk. Trump Plaza's location on The Boardwalk at the end of the main highway into Atlantic City makes it highly accessible for both "drive-in" and "walk-in" patrons.

  On February 16, 1996, Trump Plaza opened the Ocean View Casino and Bar and 249 rooms at Trump Plaza East. Management opened the remaining rooms and suites at Trump Plaza East in March 1996. Trump Plaza East has approximately 15,000 square-feet of casino space and approximately 349 hotel rooms, including nine super suites which opened in February 1997. Trump Plaza has been reconfigured to provide a new entranceway to Trump Plaza directly off the Atlantic City Expressway. Management believes the increased hotel capacity as a result of the Trump Plaza Expansion enables Trump Plaza better to meet demand and accommodate its casino guests, as well as to host additional and larger conventions and corporate meetings.

  In May 1996, THCR completed the renovations and integration of Trump World's Fair, located on The Boardwalk adjacent to the existing Atlantic City Convention Center, into Trump Plaza. Trump World's Fair has added 49,193 square-feet of casino floor space, approximately 16,000 of which is directly accessible from The Boardwalk, and 500 hotel rooms, connected to Trump Plaza's main tower by an enclosed walkway overlooking The Boardwalk.

  The following table details Trump Plaza's current casino and hotel capacity:

                                TRUMP PLAZA    TRUMP PLAZA TRUMP WORLD'S
                              MAIN FACILITY(a)   EAST(b)       FAIR       TOTAL
                              ---------------- ----------- ------------- -------
Gaming square footage........      75,395        14,886       49,193     139,474
Slot machines................       2,358           405        1,460       4,223
Table games..................          97            12           32         141
Hotel rooms..................         555           349          500       1,404

--------
(a) Includes the 2,000 square-foot area which connects the main facility with Trump Plaza East and the 75 slot machines included in this area.
(b) Includes nine super suites which opened in February 1997.

  Trump Plaza's management team has launched a variety of initiatives designed to increase the level of gaming activity generally at its casino and to attract casino patrons who tend to wager more frequently and in larger denominations than the typical Atlantic City patron. These initiatives include targeted marketing and advertising campaigns directed to select groups of customers in the Boston-New York-Washington, D.C. corridor, the introduction of new slot machines and table games and the addition of bill acceptors on slot machines.

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

  Trump World's Fair. Trump World's Fair is seeking to attract the "middle market" segment (primarily bus customers and Boardwalk pedestrian traffic) by offering high value food and entertainment attractions in a festive "World's Fair" atmosphere. The first floor of Trump World's Fair features a Boardwalk level casino offering walk-in customers direct access from The Boardwalk to 569 slot machines. In addition, Trump World's Fair constructed a new bus terminal that has a dedicated escalator leading directly to a separate casino entertainment area that contains a 500-seat buffet, an Oriental Pavilion and a casino with approximately 538 slot machines. The new bus terminal and dedicated casino facilities allow Trump World's Fair to serve efficiently a high volume of bus customers. The second floor of Trump World's Fair has approximately 383 slot machines and 32 table games along with additional restaurants. Moreover, with its prime location adjoining the current Atlantic City Convention Center and near the new Atlantic City Convention Center and its newly refurbished room base of 500 rooms and approximately 50,000 square-feet of total gaming space, management believes that Trump World's Fair is ideally suited to attract convention visitor traffic.

 TRUMP PLAZA BUSINESS STRATEGY

  General. A primary element of Trump Plaza's business strategy is to seek to attract patrons who tend to wager more frequently and in larger denominations than the typical Atlantic City gaming customer. Such high-end players typically wager $5 or more per play in slots and $25 or more per play in table games. In order to attract more high-end gaming patrons to Trump Plaza in a cost-effective manner, Plaza Associates, the owner and operator of Trump Plaza, has refocused its marketing efforts. Commencing in 1991, Plaza Associates substantially curtailed costly "junket" marketing operations which involved attracting groups of patrons to the facility on an entirely complimentary basis (e.g., by providing free air fare, gifts and room accommodations). In the fall of 1992, Plaza Associates decided to de-emphasize marketing efforts directed at "high roller" patrons from the Far East, who tend to wager $50,000 or more per play in table games. Plaza Associates determined that the potential benefit derived from these patrons did not outweigh the high costs associated with attracting such players and the resultant volatility in the results of operations of Trump Plaza. Revenues derived from high roller patrons have declined since 1992, although management believes that such revenue loss has not had a significant impact on profitability for the reasons discussed above. In addition, this shift in marketing strategy has allowed Plaza Associates to focus its efforts on attracting the high-end players.

  Although considered one property, Trump Plaza and Trump World's Fair possess separate marketing identities. Trump Plaza caters to the mid to high level segment while Trump World's Fair focuses on the mass market. Trump Plaza's concentration of special events, entertainment, suites and variety of gourmet restaurants define its presence and highly perceived image. The suite renovation and high-end slot club expansion projects indicate Plaza Associates' commitment to this segment of the market. While Trump Plaza strives to accommodate the more lucrative drive-in patron, Trump World's Fair offers a fun, relaxing experience which is extremely appealing to the bus rider. A combination of lower slot denominations, including Atlantic City's largest nickel lounge, lower table limits, sweepstakes, bus bingo programs, on-floor tournaments and a premier buffet make this possible.

  "Comping" Strategy. In order to compete effectively with other Atlantic City casino hotels, Plaza Associates offers complimentary drinks, meals, room accommodations and/or travel arrangements to its patrons ("complimentaries" or "comps"). Management monitors Trump Plaza's policy so as to provide complimentaries primarily to patrons with a demonstrated propensity to wager at Trump Plaza.

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

  Promotional Activities. The Trump Card constitutes a key element in Trump Plaza's direct marketing program. Slot machine players are encouraged to register for and utilize their personalized Trump Card to earn various complimentaries based upon their level of play. The Trump Card is inserted during play into a card reader attached to the slot machine for use in computerized rating systems. Plaza Associates' computer systems record data about the cardholders, including playing preferences, frequency and denomination of play and the amount of gaming revenues produced.

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

  Bus Program. Trump Plaza has a bus program, which transports approximately 2,400 gaming patrons per day during the week and 3,500 per day on the weekends. Trump Plaza's bus program offers incentives and discounts to certain scheduled and chartered bus customers. Trump Plaza's Transportation Facility (as defined) contains 13 bus bays and is connected by an enclosed pedestrian walkway to Trump Plaza. The Transportation Facility provides patrons with immediate access to the casino, and contains a comfortable lounge area for patrons waiting for return buses. Trump World's Fair has a newly constructed bus terminal with a dedicated escalator leading directly to a casino entertainment area complete with an international buffet. Trump World's Fair bus terminal provides patrons with a spacious lounge area with a view of the Atlantic Ocean and The Boardwalk.

Trump World's Fair's bus program transports approximately 1,200 gaming patrons per day during the week and 2,600 per day on weekends.

  Credit Policy. Historically, Trump Plaza has extended credit to certain qualified patrons. For the years ended December 31, 1994, 1995 and 1996, credit play as a percentage of total dollars wagered was approximately 17%, 18% and 17%, respectively. As part of Trump Plaza's business strategy, Trump Plaza has imposed stricter standards on applications for new or additional credit.

 FACILITIES AND AMENITIES

  Trump Plaza. The casino in Trump Plaza's main tower currently offers 97 table games and 2,368 slot machines. In addition to the casino, Trump Plaza's main tower consists of a 31-story tower with 555 guest rooms, including 62 suites. Trump Plaza's main tower also offers 10 restaurants, a 750-seat cabaret theater, four cocktail lounges, 28,000 square-feet of convention, ballroom and meeting room space, a swimming pool, tennis courts and a health spa.

  The entry level of Trump Plaza's main tower includes a cocktail lounge, two gift shops, a deli, a coffee shop, an ice cream parlor and a buffet. The casino level houses the casino, a fast food restaurant, an exclusive slot lounge for high-end patrons and an ocean view high-end slot area. An enclosed walkway connects Trump Plaza at the casino level with the Atlantic City Convention Center and with Trump World's Fair.

  On February 16, 1996, Trump Plaza opened the 15,000 square-foot Ocean View Casino and Bar and 249 of its 349 hotel rooms at Trump Plaza East. Management opened the remaining rooms and suites at Trump Plaza East in March 1996. The Ocean View Casino and Bar is the first gaming room in Atlantic City to combine a casino, bar and entertainment area, and features a 70-foot long bar with 27 bar-top slot machines, live entertainment and a 58 square-foot video wall, complemented by six additional television sets along the bar. With its high ceilings and windows overlooking the Atlantic Ocean and The Boardwalk, Trump Plaza has created a new and exciting entertainment environment for its casino patrons.

  Trump Plaza's guest rooms are located in two towers which afford most guest rooms a view of the ocean. While rooms are of varying size, a typical guest room consists of approximately 400 square feet. Trump Plaza's main tower also features 16 one-bedroom suites, 28 two-bedroom suites and 18 "Super Suites." The Super Suites are located on the top two floors of Trump Plaza's main tower and offer luxurious accommodations and 24-hour butler and maid service. The Super Suites and certain other suites are located on the "Club Level" which requires guests to use a special elevator key for access, and contains a lounge area that offers food and bar facilities.

  Trump Plaza's main tower is connected by an enclosed pedestrian walkway to a 10-story parking garage, which can accommodate approximately 2,650 cars, and contains 13 bus bays, a comfortable lounge, a gift shop and a waiting area (the "Transportation Facility"). The Transportation Facility provides patrons with immediate access to the casino, and is located directly off the Atlantic City Expressway, the main highway into Atlantic City.

  In July 1994, Time Warner opened its second largest Warner Brothers Studio Store occupying the entire first floor of retail space on The Boardwalk at Trump Plaza East (approximately 17,000 square feet).

  Trump World's Fair. Trump World's Fair is connected to Trump Plaza's main tower by an enclosed walkway overlooking The Boardwalk and adds an additional 500 hotel rooms to Trump Plaza. In addition, Trump World's Fair is outfitted with approximately 50,000 square feet of casino floor space housing 1,460 slot machines and 32 table games. In addition to the casino, Trump World's Fair features three restaurants, including a state-of-the-art buffet, a cocktail lounge, convention, ballroom and meeting room space, a swimming pool and a health spa. The enclosed walkway runs through a portion of the Atlantic City Convention Center, which is located between Trump World's Fair and Trump Plaza's main tower. Plaza Associates has acquired an easement with regard to this walkway through the Atlantic City Convention Center.
See "--Gaming and Other Laws and Regulations--New Jersey Gaming Regulations-- Approved Hotel Facilities" and "Properties--Trump Plaza--Trump World's Fair."

 EMPLOYEES AND LABOR RELATIONS

  Plaza Associates has approximately 4,900 employees of whom approximately 1,700 are covered by collective bargaining agreements. The collective bargaining agreement with Local No. 54 expires on September 15, 1999. Management believes that its relationships with its employees are satisfactory. Certain of Plaza Associates' employees must be licensed or registered under the New Jersey Casino Control Act (the "Casino Control Act").

  In April 1993, the National Labor Relations Board (the "NLRB") found that Plaza Associates had violated the National Labor Relations Act (the "NLRA") in the context of a union organizing campaign by table game dealers of Plaza Associates in association with the Sports Arena and Casino Employees Union Local 137 ("Local 137"). In connection with such finding, Plaza Associates was ordered to refrain from interfering with, restraining or coercing employees in the exercise of the rights guaranteed them by Section 7 of the NLRA, to notify its employees of such rights and to hold an election by secret ballot among its employees regarding whether they desire to be represented for collective bargaining by Local 137. The election was held on May 20 and 21, 1994 and the vote, which has been certified by the NLRB, was in favor of management and against representation by Local 137.

 HISTORICAL BACKGROUND

  The 1992 Plaza Restructuring. In 1991, Plaza Associates experienced liquidity problems. Management believes that those liquidity problems were attributable, in part, to an overall deterioration in the Atlantic City Market, as indicated by reduced rates of casino revenue growth for the industry for the two prior years, aggravated by an economic recession in the Northeast. In addition, increased casino gaming capacity in Atlantic City, due in part to the opening of the Taj Mahal in April 1990, may also have contributed to Plaza Associates' liquidity problems.

  In order to alleviate its liquidity problem, Plaza Associates and Trump Plaza Funding, Inc. ("Plaza Funding") restructured their indebtedness through a prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code (the "1992 Plaza Restructuring").

  The purpose of the 1992 Plaza Restructuring was to improve the amortization schedule and extend the maturity of Plaza Associates' indebtedness by (i) eliminating the sinking fund requirement on Plaza Funding's 12 7/8% Mortgage Bonds due 1998 (the "Original Plaza Bonds"), (ii) extending the maturity of such indebtedness from 1998 to 2002, (iii) lowering the interest rate from 12 7/8% per annum to 12% per annum, (iv) reducing the aggregate principal amount of the indebtedness under the Original Plaza Bonds and certain other indebtedness from $250 million to $225 million and (v) eliminating certain other indebtedness by reconstituting such debt in part as new bonds (the "Successor Plaza Bonds") and in part as Stock Units (as defined). The 1992 Plaza Restructuring was necessitated by the inability to either generate cash flow or obtain additional financing sufficient to make the scheduled sinking fund payment on the Original Plaza Bonds. In connection with the 1992 Plaza Restructuring, each holder of $1,000 principal amount of Original Plaza Bonds and such other indebtedness received (i) $900 principal amount of Successor Plaza Bonds, (ii) 12 Stock Units, each representing one share of THCR Common Stock and one share of Preferred Stock of Plaza Funding (the "Stock Units") and (iii) cash payments of approximately $58.65, reflecting accrued interest.

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

  The 1993 Plaza Refinancing. The Successor Plaza Bonds and the Stock Units were redeemed in 1993 out of the proceeds of a refinancing designed to enhance Plaza Associates' liquidity and to position Plaza Associates for a subsequent deleveraging transaction. The 1993 refinancing included (i) the sale by Plaza Funding of $330 million in aggregate principal amount of 10 7/8% Mortgage Notes due 2001 (the "Plaza Notes") and (ii) the sale by Trump AC (known prior to April 17, 1996 as Trump Plaza Holding Associates) of $60 million aggregate principal amount of 12 1/2% Pay-In-Kind Notes due 2003 (the "Plaza PIK Notes") and warrants to acquire an aggregate of $12 million in principal amount of additional Plaza PIK Notes (the "Plaza PIK Note Warrants"). Upon consummation of the refinancing, Plaza Funding held a 1% equity interest in Plaza Associates and Trump Atlantic City Holding, Inc., known prior to April 17, 1996 as Trump Plaza Holding, Inc. ("Trump AC Holding"), held a 99% equity interest.

  The 1995 and 1996 Events. In connection with the initial public offering (the "June 1995 Stock Offering") of 10 million shares of THCR Common Stock, THCR Holdings repurchased and redeemed the Plaza PIK Notes and the Plaza PIK Note Warrants. In addition, in connection with the June 1995 Stock Offering and the offering by THCR Holdings and its wholly owned finance subsidiary, Trump Hotels & Casino Resorts Funding, Inc., a Delaware corporation ("THCR Funding"), of $155 million 15 1/2% Senior Secured Notes due 2005 (the "Senior Notes") (the "June 1995 Note Offering" and, together with the June 1995 Stock Offering, the "June 1995 Offerings"), Trump transferred, pursuant to a contribution agreement, to THCR Holdings his ownership interests in Plaza Funding and Trump AC. Upon the consummation of the June 1995 Offerings, THCR Holdings owned Plaza Associates. In connection with the Taj Acquisition, Trump AC became the owner of Plaza Associates and Taj Associates. See "Executive Compensation--Compensation Committee Interlocks and Insider Participation--Taj Acquisition."

THE TAJ MAHAL

  The Taj Mahal has ranked first among all Atlantic City casinos in terms of total gaming revenues, table revenues and slot revenues since it commenced operations in 1990. The Taj Mahal capitalizes on the widespread recognition and marquee status of the "Trump" name and its association with high quality amenities and first-class service as evidenced by its "Four Star" Mobil Travel Guide rating. Management believes that the breadth and diversity of the Taj Mahal's casino, entertainment and convention facilities and its status as a "must see" attraction will enable the Taj Mahal to benefit from the expected continued growth of the Atlantic City market.

  In recent years, under the direction of Trump and the management team led by Nicholas L. Ribis, its Chief Executive Officer, Taj Associates, the owner and operator of the Taj Mahal, completed construction of the Taj Entertainment Complex (as defined), reconfigured and expanded the casino floor to provide race simulcasting, poker wagering and keno, opened an Asian themed table game area, opened the Bengal Club for mid-level preferred players and increased the number of poker tables and slot machines. The Taj Mahal's poker room is the largest in Atlantic City, which management believes adds to its overall gaming experience. Taj Associates continually monitors operations to adapt to and anticipate industry trends. From 1994 to 1996, the Taj Mahal embarked on a strategy to refurbish all of its hotel guest rooms and corridors and to replace all of its existing slot machines with new, more efficient machines with bill acceptors. Moreover, to further attract high-end players, the Taj Mahal opened the Dragon Room, an Asian themed table gaming area with 16 table games, and the Sultan's Palace, a separate 5,900 square-foot high-end slot lounge and private club. Moreover, to increase entertainment opportunities for customers, the Hard Rock Cafe opened in November 1996 and the All Star Cafe opened in March 1997. A Warner Brothers Studio Store is scheduled to open at the Taj Mahal in May 1997.

  The Taj Mahal Expansion. The Taj Mahal Expansion consists of the construction of a new 15-bay bus terminal, which was completed in December 1996, a 2,400 space expansion of the existing self parking facilities which is expected to be completed in May 1997, and an approximately 7,000 square-foot casino expansion with approximately 250 slot machines with Boardwalk frontage which is expected to be completed in June 1997. In conjunction with the Taj Mahal Expansion, the Hard Rock Cafe opened in November 1996 and the All Star Cafe opened in March 1997.

 THE TAJ MAHAL OPERATIONS

  General. The Taj Mahal currently has approximately 139,100 square-feet of gaming space, 231 table games and 3,799 slot machines, which includes an approximately 12,000 square-foot poker, keno and race simulcasting room with 64 poker tables, which was added in 1993 and expanded in 1994. The casino's offerings include blackjack, progressive blackjack, craps, roulette, baccarat, mini baccarat, red dog, sic-bo, pai gow, pai gow poker, Caribbean stud poker, big six, mini big six, mini dice and let it ride poker. In December 1995, the Taj Mahal opened an Asian themed table game area which offers 16 popular Asian table games catering to the Taj Mahal's growing Asian clientele. In May 1996, the Taj Mahal opened the Sultan's Palace, a high-end slot lounge. In August 1996, the Taj Mahal opened the relocated and expanded President's Club for high-end slot players.

  In December 1996, the Taj Mahal opened a new bus terminal with 15 bays. In November 1996, the Hard Rock Cafe opened at the Taj Mahal adjacent to the casino and The Boardwalk. In March 1997, the All Star Cafe opened at the Taj Mahal. Construction of a Warner Brothers Studio Store is in progress with a scheduled opening in May 1997. Construction of an approximately 7,000 square-foot casino expansion with 250 slot machines, with Boardwalk frontage, is expected to be completed in June 1997. An additional simulcasting facility featuring horse racing, catering to Asian clientele, is also expected to be completed in June 1997. In addition, as a special bonus to high-end players, the Taj Mahal offers three clubs for the exclusive use of select customers: the Maharajah Club for table game players, the President's Club for high-end slot players and the Bengal Club for other preferred slot players.

  The Taj Mahal currently consists of a 42-story hotel tower and contiguous low-rise structure sited on approximately 17 acres of land. The Taj Mahal has 1,250 guest rooms (including 242 suites), 15 dining and 10 beverage locations, parking for approximately 5,200 cars, a 15-bay bus terminal and approximately 65,000 square-feet of ballroom, meeting room and pre-function area space. In addition, the Taj Mahal features a 20,000 square-foot multi-purpose entertainment complex known as the Xanadu Theater with seating capacity for approximately 1,200 people which can be used as a theater, concert hall, boxing arena or exhibition hall, and the Mark Etess Arena, which comprises an approximately 63,000 square-foot exhibition hall and entertainment facility (the "Taj Entertainment Complex"). The Xanadu Theater and Mark Etess Arena have allowed the Taj Mahal to offer longer running, more established productions that cater to the tastes of the Taj Mahal's high-end international guests, and has afforded the Taj Mahal more flexibility in the use of its facilities for sporting and other headline programs. The Taj Mahal regularly engages well-known musicians and entertainment personalities and will continue to emphasize weekend marquee events such as Broadway revues, high visibility sporting events, international festivals and contemporary concerts to maximize casino traffic and to maintain the highest level of glamour and excitement at the Taj Mahal.

  Gaming Environment. The Taj Mahal's management continues to capitalize on the Taj Mahal's status as one of the largest facilities in Atlantic City and a "must see" attraction, while maintaining the attractiveness of the property and providing a comfortable gaming experience. In 1994, the Taj Mahal completed a major redecoration of the hotel lobby, a casino floor expansion and a reconfiguration, as well as the addition of a new mid-level player slot club. The casino floor expansion and reconfiguration accommodated the addition of keno, poker tables and slot machines. Approximately 3,300 new slot machines were placed in service during 1994, 1995 and 1996 to replace older models. In addition, in June 1993, the Taj Mahal completed a 10,000 square-foot poker and simulcast area (which was subsequently enlarged to 12,000 square feet), which features 64 poker tables in the largest poker room in Atlantic City. For the year ended December 31, 1996, the Taj Mahal captured approximately 49.3% of the total Atlantic City poker revenues.

  The Taj Mahal currently intends to reconfigure its casino floor, subject to approval by the New Jersey Casino Control Commission (the "CCC") on an ongoing basis to accommodate changes in patron demand. Management continuously monitors the configuration of the casino floor and the games it offers to patrons with a view towards making changes and improvements. For example, the Taj Mahal's casino floor has clear, large signs for the convenience of patrons. Additionally, as new games have been approved by the CCC, management has integrated such games to the extent it deems appropriate. In 1994, the Taj Mahal introduced the newly-approved games of keno and caribbean stud poker and, in 1995, introduced the games of pai gow, pai gow poker and let it ride poker. Progressive blackjack and mini dice were also added in 1996 and 1997, respectively.

  "Comping" Strategy. In order to compete effectively with other casino hotels, the Taj Mahal offers complimentaries. Currently, the policy at the Taj Mahal is to focus promotional activities, including complimentaries, on middle and upper middle market "drive in" patrons who visit Atlantic City frequently and have proven to be the most profitable market segment. Additionally, as a result of increased regulatory flexibility, the Taj Mahal has implemented a cash comping policy to high-end players in order to compete with similar practices in Las Vegas and to attract international business.

  Entertainment. The Taj Mahal believes headline entertainment, as well as other entertainment and revue shows, is an effective means of attracting and retaining gaming patrons. The Xanadu Theater allows the Taj Mahal to offer longer running, more established productions that cater to the tastes of the Taj Mahal's high-end international guests. The Xanadu Theater, together with the Mark Etess Arena (an approximately 63,000 square-foot exhibition hall facility), afford the Taj Mahal more flexibility in the use of its larger entertainment arena for sporting and other headline programs. The Taj Mahal regularly engages well-known musicians and entertainment personalities and will continue to emphasize weekend "marquee" events such as Broadway revues, high visibility sporting events, festivals and contemporary concerts to maintain the highest level of glamour and excitement. Mid-week uses for the facilities include convention events and casino marketing sweepstakes.

  Player Development. The Taj Mahal employs sales representatives as a means of attracting high-end slot and table gaming patrons to the property. The Taj Mahal currently employs numerous gaming representatives in New Jersey, New York and other states, as well as several international representatives, to host special events, offer incentives and contact patrons directly in the United States, Canada and South America. In addition, targeted marketing to international clientele will be continued and expanded through new sales representatives in Latin America, Mexico, Europe, the Far East and the Middle East.

  The casino hosts assist patrons on the casino floor, make room and dinner reservations and provide general assistance. They also solicit Trump Card (the frequent player card) sign-ups to increase the Taj Mahal's marketing base.

  The Taj Mahal also plans to continue the development of its slot and coin programs through direct mail and targeted marketing campaigns emphasizing the high-end player. "Motorcoach Marketing," the Taj Mahal's customer bus-in program, has been an important component of player development and will continue to focus on tailoring its player base and maintaining a low-cost package.

  Promotional Activities. The Trump Card, a player identification card, constitutes a key element in the Taj Mahal's direct marketing program. Both table and slot machine players are encouraged to register for and utilize their personalized Trump Card to earn various complimentaries and incentives based on their level of play. The Trump Card is inserted during play into a card reader attached to the table or slot machine for use in computerized rating systems. These computer systems record data about the cardholder, including playing preferences, frequency and denomination of play and the amount of gaming revenues produced. Sales and management personnel are able to monitor the identity and location of the cardholder and the frequency and denomination of such cardholder's play. They can also use this information to provide attentive service to the cardholder while the patron is on the casino floor.

  The Taj Mahal designs promotional offers, conveyed via direct mail and telemarketing, to patrons expected to provide revenues based upon their historical gaming patterns. Such information is gathered on slot wagering by the Trump Card and on table game wagering by the casino games supervisor. Promotional activities at the Taj Mahal include the mailing of vouchers for complimentary slot play and utilization of a special events calendar (e.g., birthday parties, sweepstakes and special competitions) to promote its gaming operations.

  The Taj Mahal conducts slot machine and table game tournaments in which cash prizes are offered to a select group of players invited to participate in the tournament based upon their tendency to play. Special events such as "Slot Sweepstakes" and "bingo" are designed to increase mid-week business. Players at these tournaments tend to play at their own expense during "off-hours" of the tournament. At times, tournament players are also offered special dining and entertainment privileges that encourage them to remain at the Taj Mahal.

  Credit Policy. Historically, the Taj Mahal has extended credit on a discretionary basis to certain qualified patrons. For the years ended December 31, 1994, 1995 and 1996, the Taj Mahal's credit play as a percentage of total dollars wagered was approximately 22.8%, 24.5% and 29.7%, respectively.

 EMPLOYEES

  Taj Associates has approximately 5,800 employees for the operation of the Taj Mahal, of whom approximately 1,980 employees are covered by collective bargaining agreements. The collective bargaining agreement with Local No. 54 expires on September 15, 1999. Management believes that its relationships with its employees are satisfactory and that its staffing levels are sufficient to provide superior service. Certain of Taj Associates' employees must be licensed or registered under the Casino Control Act.

 TAJ ACQUISITION

  On April 17, 1996, a subsidiary of THCR Holdings was merged (the "Taj Merger") with and into Taj Mahal Holding Corp., known after the Taj Acquisition as THCR Holding Corp. ("THCR Holding Corp."). As a result of the Taj Acquisition and the related transactions discussed below, THCR Holdings acquired Taj Associates. The Taj Acquisition included, among other things:

    (a) the payment of an aggregate of approximately $31,181,240 in cash and the issuance of 323,423 shares of THCR Common Stock to the holders of THCR Holding Corp.'s Class A Common Stock, par value $.01 per share ("THCR Holding Corp. Class A Common Stock");

    (b) the contribution (i) by Trump to Trump AC of all of his direct and indirect ownership interests in Taj Associates, pursuant to the contribution agreement, dated as of April 17, 1996, among Trump, Trump Casinos, Inc. ("TCI"), TM/GP Corporation, known after the Taj Acquisition as THCR/CP Corporation ("THCR/LP"), and THCR Holdings in exchange for a modification of Trump's limited partnership interest in THCR Holdings and
  (ii) by THCR to Trump AC of all of its direct ownership interests in Taj Associates acquired in the Taj Merger;

    (c) the public offerings by (i) THCR of 12,500,000 shares of THCR Common Stock (plus 750,000 shares of THCR issued in connection with the partial exercise of the underwriters' over-allotment option (together, the "Stock Offering")), and (ii) Trump AC and Trump AC Funding of the Trump AC Mortgage Notes (collectively with the Stock Offering, the "1996
  Offerings");

    (d) the redemption, immediately prior to the Taj Merger, of the outstanding shares of THCR Holding Corp.'s Class B Common Stock, par value $.01 per share ("THCR Holding Corp. Class B Common Stock"), in accordance with its terms, for $.50 per share;

    (e) the redemption of the outstanding 11.35% Mortgage Bonds, Series A, due 1999 (the "Taj Bonds") of Trump Taj Mahal Funding, Inc. ("Taj Funding");

    (f) the retirement of the outstanding Plaza Notes;

    (g) the satisfaction of the indebtedness of Taj Associates under its loan agreement with National Westminster Board USA ("NatWest");

    (h) the purchase of certain real property used in the operation of the Taj Mahal (the "Specified Parcels") that was leased from Taj Mahal Realty Corp. ("Realty Corp.");

    (i) the purchase of Trump Plaza East;

    (j) the payment to Bankers Trust Company ("Bankers Trust") to obtain releases of liens and guarantees that Bankers Trust had in connection with indebtedness owed by Trump to Bankers Trust; and

    (k) the issuance to Trump of warrants to purchase 1,800,000 shares of THCR Common Stock (the "Trump Warrants").

  As a result of the contribution by Trump to Trump AC (on behalf, and at the direction, of THCR Holdings) of his direct and indirect ownership interests in Taj Associates and the contribution by THCR to Trump AC (on behalf, and at the direction, of THCR Holdings) of its indirect ownership interests in Taj Associates acquired in the Taj Merger, together with THCR's contribution to THCR Holdings of the proceeds from the Stock Offering, Trump's aggregate beneficial equity interest in THCR Holdings decreased from approximately 40% to approximately 25% and THCR's aggregate beneficial equity interest in THCR Holdings increased from approximately 60% to approximately 75%. In addition, Trump, THCR, TCI and THCR/LP entered into the Second Amended and Restated Agreement of Limited Partnership of THCR Holdings which provided for, among other things, the admission of TCI and THCR/LP as limited partners of THCR Holdings and the adjustments of the respective partnership interests in THCR Holdings. In connection with the Taj Acquisition, Trump and certain of his affiliates were released and discharged from certain obligations and all of the outstanding shares of THCR Holding Corp.'s Class C Common Stock, par value $.01 per share ("THCR Holding Corp. Class C Common Stock"), all of which were held by Trump, were cancelled.

  In connection with the June 1995 Offerings, Trump and THCR had entered into an exchange and registration rights agreement (the "Exchange and Registration Rights Agreement") providing for the exchange of Trump's limited partnership interest in THCR Holdings for THCR Common Stock and for registration rights with respect to such shares of THCR Common Stock. In connection with the Taj Acquisition, Trump, THCR and TCI entered into an amendment to the Exchange and Registration Rights Agreement, which modified certain of the terms of the Exchange and Registration Rights Agreement and provides for the exchange of TCI's limited partnership interests in THCR Holdings for THCR Common Stock and for registration rights with respect to such shares of THCR Common Stock.

TRUMP'S CASTLE

  Castle Associates owns and operates Trump's Castle, located on 14.7 acres in the Marina approximately two miles from The Boardwalk. Trump's Castle is approximately one-quarter mile from the H-Tract. Trump's Castle consists of a 27-story hotel tower with 728 rooms, including 185 suites, 99 of which are oversized luxury suites, and approximately 76,100 square feet of gaming space. Trump's Castle offers 2,339 slot machines, 93 table games (including 6 poker tables), 8 restaurants, approximately 58,000 square feet of convention, ballroom and meeting space, a 9-story parking garage, which can accommodate approximately 3,000 cars, a 460-seat cabaret theater, two cocktail lounges, a swimming pool, tennis courts, a health club and a roof-top helipad. In addition, Trump's Castle operates a 645-slip marina which is adjacent to the casino hotel. An elevated enclosed walkway connects Trump's Castle to a two-story building which contains offices, a nautically themed retail store, a cocktail lounge and a 240-seat gourmet restaurant that overlooks the Marina and the Atlantic City skyline. As a result of its high quality amenities, its exceptional customer service and its geographical location, Trump's Castle distinguishes itself as a desirable alternative to the Atlantic City casinos located on The Boardwalk.

 MARKETING STRATEGY

  Service. By providing and maintaining a first-class facility and exceptional service, Trump's Castle has earned the AAA "Four Diamond" rating to complement its previously existing "Four Star" Mobil Travel Guide rating. Trump's Castle provides a broadly diversified gaming and entertainment experience consistent with the "Trump" name and reputation for quality amenities and first-class service.

  Gaming Environment. Castle Associates continuously monitors the configuration of the casino floor and the games it offers to patrons with a view towards making changes and improvements. Trump's Castle casino floor was the first in Atlantic City to feature live poker.

  In recent years, there has been an industry trend in the Atlantic City Market towards fewer table games and more slot machines. For the Atlantic City Market, revenue from slot machines increased from 54.6% of the industry gaming revenue in 1988 to 68.8% of the industry gaming revenue in 1996. Trump's Castle experienced a similar increase, with slot revenue increasing from 52.5% of gaming revenue in 1988 to 73.4% of gaming revenue in 1996. In response to this trend, Trump's Castle has devoted more of its casino floor space to slot machines and between 1994 and 1996 has replaced approximately 1,000 of its slot machines with newer machines. Under the present plans of the management of Trump's Castle, the computerized slot tracking and marketing system will continue to be upgraded and a variety of improvements will be made to the casino floor to enhance customer service.

  "Comping" Strategy. In order to compete effectively with other Atlantic City casino hotels, Trump's Castle offers complimentaries primarily to patrons with a demonstrated propensity for gaming at Trump's Castle. The policy at Trump's Castle is to focus promotional activities, including complimentaries, on middle and upper middle market "drive-in" patrons who visit Atlantic City frequently and have proven to be the most profitable market segment.

  Entertainment and Special Events. Castle Associates pursues a coordinated program of headline entertainment and special events. Trump's Castle offers headline entertainment approximately ten times a year and a series of revue-style shows which generally run from six to eight weeks at various dates throughout the year.

  As a part of its marketing plan, Trump's Castle offers special events aimed at its core, middle and upper-middle market segments. In addition, Trump's Castle hosts special events on an invitation-only basis in an effort to attract existing targeted gaming patrons and build loyalty among existing targeted patrons. These special events include golf tournaments, theme parties and gaming tournaments. Headline entertainment is scheduled so as not to overlap with any of these special events.

  Player Development and Casino Hosts. Castle Associates has contracts with sales representatives in New Jersey, New York and other states to promote Trump's Castle. Trump's Castle has sought to attract more middle market slot patrons, as well as premium players, through its "junket" marketing operations, which involve attracting groups of patrons by providing airfare, gifts and room accommodations. Player development personnel host special events, offer incentives and contact patrons directly in an effort to attract high-limit table game patrons.

  The casino hosts at Trump's Castle assist table game patrons, and the slot sales representatives at Trump's Castle assist slot patrons on the casino floor, make room and dinner reservations and provide general assistance. Slot sales representatives also solicit Castle Card (the frequent player identification slot card) sign-ups in order to increase Castle Associates' marketing base.

  Promotional Activities. The Castle Card constitutes a key element in the direct marketing program of Trump's Castle. Slot machine players are encouraged to register for and utilize their personalized Castle Card to earn various complimentaries based upon their level of play. The Castle Card is inserted during play into a card reader attached to the slot machine for use in computerized rating systems. These computer systems record data about the cardholder, including playing preferences, frequency and denomination of play and the amount of gaming revenues produced. Slot sales and management personnel are able to monitor the identity and location of the cardholder and the frequency and denomination of the cardholder's slot play. They also use this information to provide attentive service to the cardholder on the casino floor.

  Trump's Castle designs promotional offers, conveyed via direct mail and telemarketing, to patrons expected to provide revenues based upon their historical gaming patterns. Such information is gathered on slot wagering by the Castle Card and on table wagering by the casino games supervisor. Trump's Castle conducts slot machine and table game tournaments in which cash prizes are offered to a select group of players invited to participate in the tournament based upon their tendency to play. Such players tend to play at their own expense during "off-hours" of the tournament. At times, tournament players are also offered special dining and entertainment privileges that encourage them to remain at Trump's Castle.

  Credit Policy. Historically, Trump's Castle has extended credit on a discretionary basis to certain qualified patrons. Credit play, as a percentage of total dollars wagered, was approximately 31.4% for 1996.

  Bus Program. Trump's Castle has a bus program which transports approximately 600 gaming patrons per day during the week and 650 per day on the weekends. Castle Associates' bus program offers incentives and discounts to certain scheduled and chartered bus customers. Based on historical surveys, Castle Associates has determined that gaming patrons who arrive by special charters as opposed to scheduled bus lines or who travel distances of 60 miles or more are more likely to create higher gaming revenue for Trump's Castle. Accordingly, Trump's Castle's marketing efforts are focused on such bus patrons.

 TRUMP'S CASTLE EXPANSION

  The Trump's Castle Expansion is estimated to be completed by July 1, 2000. The plans for the Trump's Castle Expansion, which are preliminary in nature and subject to modification, may include (i) the addition of a new hotel tower consisting of 780 rooms and suites, (ii) a 430-foot luxury yacht to be moored in the Marina, which will be physically connected to the casino-hotel and accessible to the main casino and will feature 40,000 square feet of casino space with 1,300 slot machines and 40 table games; (iii) a 7,000 square-foot expansion of the existing coffee shop; and (iv) a 17,000 square-foot expansion of the existing casino. In addition, during 1997 Castle Associates commenced a project to retheme the property with a nautical emphasis and rename it the "Trump Marina." Management is in the process of re-evaluating the plans for the Trump's Castle Expansion.

  The Trump's Castle Expansion is dependent upon a number of factors, including the availability and terms of financing and the consent of Castle Associates' debtholders to the incurrence of additional indebtedness. The Trump's Castle Expansion will also require various licenses and approvals, including the approval of the CCC. Furthermore, the Casino Control Act requires that additional guest rooms be put into service within a specified time period after any such casino expansion. If Castle Associates completed any casino expansion and subsequently did not complete the requisite number of additional guest rooms within the specified time period, Castle Associates might have to close all or a portion of the expanded casino in order to comply with regulatory requirements, which could have a material adverse effect on Castle Associates and THCR. In addition, in order to operate the additional casino space contemplated by the Trump's Castle Expansion, Castle Associates must obtain, among other regulatory approvals, the determination of the CCC that the operation of this additional casino space by Castle Associates will not constitute undue economic concentration of Atlantic City casino operations. There can be no assurance that Castle Associates will be able to obtain all the necessary financing, consents, licenses and regulatory approvals to complete the Trump's Castle Expansion.

 EMPLOYEES AND LABOR RELATIONS

  Castle Associates employs approximately 3,200 full- and part-time employees, of whom approximately 1,100 are covered by collective bargaining agreements. Castle Associates' collective bargaining agreement with Local No. 54 expires on September 15, 1999. Such agreement extends to approximately 900 employees. In addition, four other collective bargaining agreements which expire in the year 2000 cover approximately 200 maintenance employees. Castle Associates believes that its relationships with its employees are satisfactory. Certain employees of Castle Associates must be licensed by or registered under the Casino Control Act.

 HISTORICAL BACKGROUND

  General. Trump's Castle Funding, Inc. ("Castle Funding") was incorporated under the laws of the State of New Jersey in May 1985 and is wholly owned by Castle Associates. Castle Funding was formed to serve as a financing corporation to raise funds as an agent of Castle Associates. Since Castle Funding has no business operations, its ability to service its indebtedness is completely dependent upon funds it receives from Castle Associates. Accordingly, the following discussion is related primarily to Castle Associates and its operations.

  1992 Castle Recapitalization. On May 29, 1992, TC/GP, Inc., currently known as Trump Casinos II, Inc. ("TCI-II"), Castle Funding and Castle Associates restructured their indebtedness through a prepackaged plan of reorganization to alleviate certain liquidity problems (attributable, in part, to the overall deterioration in the Atlantic City Market experienced prior to such time, aggravated by an economic recession in the Northeast and the Persian Gulf
War), to improve the amortization schedule and to extend the maturity of Castle Associates' indebtedness. In December 1993, Castle Associates, Castle Funding and certain affiliated entities completed a recapitalization of their debt and equity capitalization (the "Castle Recapitalization"). The purpose of the Castle Recapitalization was (i) to improve the debt capitalization of Castle Associates and, initially, to decrease its cash charges, (ii) to provide the holders of the Units (comprised of $1,000 principal amount of Castle Funding's 9 1/2% Mortgage Bonds due 1998 and one share of TCI-II's common stock (the "Units")), who participated in the exchange offer in connection with the Castle Recapitalization with a cash payment of $6.19 and securities having a combined principal amount of $905 for each Unit and (iii) to provide Trump with beneficial ownership of 100% of the common equity interests in Castle Associates (subject to the rights of holders of the certain warrants (the "Castle Warrants") of Trump's Castle Hotel & Casino, Inc. ("TCHI")).

  As a result of the Castle Recapitalization, TCI-II had a 37.5% equity interest in Castle Associates, Trump had a 61.5% equity interest in Castle Associates and TCHI had a 1% equity interest in Castle Associates; accordingly, through his ownership of 100% of TCI-II and TCHI, Trump was the beneficial owner of 100% of the equity interests in Castle Associates (subject to the rights of the holders of the Castle Warrants). Also as a consequence of the Castle Recapitalization, the principal amount of Castle Associates' debt was reduced, and, initially, Castle Associates' cash charges were reduced. Upon consummation of the Castle Recapitalization, Castle Associates' outstanding debt, on a consolidated basis, consisted of the $38 million outstanding on a term loan with a bank (the "Castle Term Loan"), $27 million principal amount outstanding of its Castle Senior Notes (as defined), the approximately $242 million principal amount outstanding of the Castle Mortgage Notes (as defined) (which are subordinated to the Castle Senior Notes) and the approximately $50 million principal amount outstanding of its Increasing Rate Subordinated Pay-in-Kind Notes due 2005 of Castle Funding (the "Castle PIK Notes") (which are subordinated to both the Castle Senior Notes and the Castle Mortgage Notes).

  Castle PIK Note Acquisition. On June 23, 1995, Castle Associates entered into an agreement with Hamilton Partners, L.P. ("Hamilton") which granted Castle Associates an option (the "Castle Option") to acquire the Castle PIK Notes owned by Hamilton (the "Castle Option Agreement"). The Castle Option was granted to Castle Associates in consideration of $1.9 million of aggregate payments to Hamilton. The Castle Option was exercisable at a price equal to 60% of the aggregate principal amount of the Castle PIK Notes delivered by Hamilton, with accrued but unpaid interest, plus 100% of the Castle PIK Notes issued to Hamilton as interest subsequent to June 23, 1995. Pursuant to the terms of the Castle Option Agreement, upon the occurrence of certain events within 18 months of the time the Castle Option is exercised, Castle Associates was required to make an additional payment to Hamilton of up to 40% of the principal amount of the Castle PIK Notes. On May 21, 1996, Castle Associates assigned the Castle Option to THCR Holdings, which, on that same date, exercised the Castle Option and acquired approximately 90% of the then outstanding Castle PIK Notes for approximately $38.7 million (the "Castle Purchase Price"), in exchange for which THCR Holdings received an aggregate of approximately $59.3 million principal amount of Castle PIK Notes.

  Castle Acquisition. On October 7, 1996, THCR Holdings acquired from Trump all of the outstanding equity of Castle Associates. The following transactions were effected in connection with the Castle Acquisition:

    (i) Trump contributed to THCR Holdings his 61.5% equity interest in Castle Associates, in consideration of which he received a 9.52854% limited partnership interest in THCR Holdings, exchangeable into 3,626,450 shares of THCR Common Stock (valuing each such share at $30.00 (the "THCR Stock Contribution Value"));

    (ii) TCI-II contributed to THCR Holdings its 37.5% equity interest in Castle Associates, in consideration of which it received a 5.81009% limited partnership interest in THCR Holdings, exchangeable into 2,211,250 shares of THCR Common Stock (valuing each such share at the THCR Stock
  Contribution Value); and

    (iii) THCR-TCHI Merger Corp., a Delaware corporation and a wholly owned subsidiary of THCR Holdings ("Merger Sub"), merged with and into TCHI (holder of a 1% equity interest in Castle Associates) (the "TCHI Merger") whereupon (x) each share of common stock of TCHI, par value $.01 per share (the "TCHI Common Stock"), outstanding immediately prior to the TCHI Merger was converted into the right to receive $.8845 in cash (the "TCHI Consideration") and each share of common stock of Merger Sub was converted into the right to receive one share of common stock of the surviving corporation of the TCHI Merger and (y) each holder of the Castle Warrants issued under a warrant agreement, dated as of December 30, 1993, between TCHI and First Bank National Association, as warrant agent, became entitled to receive, for each former share of TCHI Common Stock for which each Castle Warrant was exercisable, an amount in cash equal to the TCHI Consideration.

  In the aggregate, Trump received (i) a limited partnership interest in THCR Holdings convertible into 5,837,700 shares of THCR Common Stock and (ii) $884,550 in cash. On October 7, 1996, the closing sale price of the THCR Common Stock on the NYSE was $22.625 per share.

  As a result of the Castle Acquisition, on October 7, 1996, THCR's and Trump's beneficial equity interest in THCR Holdings was approximately 63.4% and 36.6%, respectively, and Trump's beneficial equity interest in THCR Holdings was exchangeable into 13,918,723 shares of THCR Common Stock. The Castle Acquisition was approved by the stockholders of THCR on September 30, 1996.

  Other Events. On January 20, 1997, THCR and THCR Holdings executed a letter of intent (the "Letter of Intent") with Colony Capital, Inc. ("Colony Capital"), which contemplated, among other things, that an institutional fund (or an affiliate thereof) for which Colony Capital would act as the investment advisor would invest $125 million in Castle Associates. On March 27, 1997, THCR announced that negotiations with respect to the transactions contemplated by the Letter of Intent have been terminated. See "Legal Proceedings--Castle Acquisition."

INDIANA RIVERBOAT

  The Indiana Riverboat features an approximately 280-foot luxury yacht containing approximately 37,000 square feet of gaming space with 1,500 slot machines, 73 table games and capacity for approximately 2,450 passengers and 300 employees. The site adjacent to the Indiana Riverboat includes surface parking for approximately 3,000 automobiles and certain other infrastructure improvements. The cost to THCR for the development of the Indiana Riverboat, which includes the land, the vessel, gaming equipment, a pavilion for staging and ticketing and restaurant facilities, berthing and support facilities and parking facilities, was $96 million through the opening on June 8, 1996. During Trump Indiana's initial five-year license term, an additional $57 million of funds (consisting of approximately $40 million for the construction of a hotel and other amenities and $17 million for infrastructure improvements and other municipal uses) will be required to be spent in connection with the Indiana Riverboat facility and related commitments, including commitments required in connection with the licensure process. The sources of the initial $96 million included: $62 million from the proceeds of the June 1995 Offerings and the 1996 Offerings (as defined), $17.5 million from vessel financing, $14.2 million from equipment financing (including approximately $9 million for slot machines) and $1.9 million from operating leases. The remaining $57 million required to be spent over the initial five-year license term is expected to be funded with cash from operations and/or proceeds from the 1996 Offerings.

  Buffington Harbor is approximately 25 miles from downtown Chicago. In addition, the cities of Indianapolis, Fort Wayne, Toledo and Grand Rapids are each within a 175-mile radius of Buffington Harbor. Management believes the Indiana Riverboat benefits from (i) its location and size, (ii) its strategy of developing, together with Barden, an array of entertainment, retail and restaurant attractions, and coordinated cruise schedules and (iii) the widespread recognition of the "Trump" name and what management believes to be its reputation for quality. Gaming facilities in Illinois are presently limited to 1,200 gaming positions under current regulations in Illinois, which management believes puts Illinois properties at a competitive disadvantage to larger facilities such as the Indiana Riverboat. THCR has drawn on these competitive advantages and capitalized on its experience in gaming activities in Atlantic City in order to create an outstanding gaming and entertainment experience.

  THCR focuses its marketing efforts for the Indiana Riverboat on the middle market, which makes up the majority of the gaming population in the 200-mile radius of Buffington Harbor, encompassing portions of the states of Indiana, Illinois, Michigan, Ohio and Wisconsin (the "Great Lakes Market"). The middle market constitutes a broad segment of casino patrons who come to a casino for exciting recreation and entertainment and who typically wager less, on an individual basis, than high-end patrons. Through the use of the "Trump" name and systematic marketing programs, THCR is seeking to attract drive-in customers to the facility. Casinos currently operating in the Great Lakes Market have generally been very successful, achieving operating results exceeding those of most new jurisdictional markets in terms of win-per-unit. Management believes that these operating results indicate that the Great Lakes Market should be capable of absorbing significant capacity expansion in the future.

  The operation of a gaming riverboat in Indiana is subject to Indiana's Riverboat Gambling Act (the "Riverboat Gambling Act") and the administrative rules promulgated thereunder. Under the Riverboat Gambling Act, all games typically available in Atlantic City casinos are permitted on the Indiana Riverboat. The riverboat casinos in Indiana are permitted to stay open 20 hours per day, 365 days per year and to extend credit and accept credit charge cards with no loss or wagering limits. Subject to certain exceptions, a federal law passed in 1951, commonly known as the Johnson Act, prohibits gaming vessels from cruising within federal maritime jurisdiction and prohibits gaming on such vessels. In October 1996, an exemption to the Johnson Act was enacted that allows gaming on vessels when permitted by state law.

   In June 1996, the Indiana Gaming Commission (the "IGC") granted Trump Indiana a riverboat owner's license for the ownership and operation of a gaming vessel at Buffington Harbor, which must be renewed by June 2001.

  On June 30, 1995, Trump Indiana acquired, pursuant to the Agreement of Sale with Lehigh Portland Cement Company ("Lehigh"), dated May 10, 1995 (the "Site Sale Agreement"), approximately 88 acres of land at Buffington Harbor (the "Buffington Harbor Site") for $13.5 million. Pursuant to an agreement between Lehigh and Trump Indiana, Lehigh granted Trump Indiana a lease for a term of up to ten years for the use of the harbor and certain of Lehigh's property adjacent to the Buffington Harbor site for the docking of the Indiana Riverboat vessel. No lease payments are due to Lehigh during the first 30 months of the lease. In the event that the use of this property continues beyond the initial 30-month period, Lehigh will be entitled to receive lease payments in the amount of $125,000 per month for each month Trump Indiana uses Lehigh's property during the remaining term of the lease. Trump Indiana contributed the Buffington Harbor Site and its rights under the Harbor Lease Agreement to BHR in connection with the formation of BHR. Pursuant to the BHR Agreement, BHR will own, develop and operate all common land-based and waterside operations in support of Trump Indiana's and Barden's separate riverboat casinos at Buffington Harbor. Trump Indiana and Barden are each equally responsible for the development and the operating expenses of BHR.

  In 1994, the City of Gary (the "City") commenced a legal proceeding in Lake County Superior Court of Indiana captioned City Of Gary v. Lehigh Portland Cement Company, et al., in which the City sought to exercise its eminent domain power to acquire certain of Lehigh's property, including the Buffington Harbor Site, for the purpose of using the land as a gaming venture. On May 12, 1995, the court ruled in favor of the City. Consummation of the condemnation process is subject to additional conditions. However, on May 27, 1995, THCR entered into a Memorandum of Understanding (the "MOU") with the City pursuant to which the City agreed to take all necessary steps to dismiss the condemnation suit following the closing of the Site Sale Agreement. This proceeding was dismissed with prejudice in July 1995. THCR and Trump Indiana further agreed, among other things, to (i) pay to the City $205,000 as reimbursement for certain costs and expenses incurred by the City, and pay certain additional costs and expenses to be incurred by the City in connection with the dismissal of its condemnation suit; (ii) use best efforts to negotiate and complete by June 20, 1995 a long-term ground lease pursuant to which the City would lease the Buffington Harbor Site to Trump Indiana for a period of 99 years with rent at $1.00 per year (the "Buffington Harbor Lease"); (iii) transfer title to the Buffington Harbor Site to the City in consideration of $1.00 upon closing the Site Sale Agreement, provided the Buffington Harbor Lease is then effective; (iv) use best efforts to negotiate and complete by July 25, 1995, a development agreement with the City in order to confirm Trump Indiana's undertakings to the City pursuant to its certificate of suitability; and (v) commence construction at the Buffington Harbor Site by the later of June 30, 1995 or such date on which all permits and approvals necessary for the development and operation of the Buffington Harbor Site have been obtained, and use best efforts to commence gaming operations within ninety
(90) days of commencement of construction. On September 29, 1995, Trump Indiana, Barden and the City entered into an agreement modifying the MOU (the "Amended MOU"). The Amended MOU permits Trump Indiana and Barden to retain ownership of the Buffington Harbor Site to be utilized for their riverboat operations for a payment of $5 million each. To date, THCR and Trump Indiana have complied with the terms of the Amended MOU.

  As contemplated in the Amended MOU and required by the IGC, Trump Indiana entered into a "Development Agreement" with the City, dated as of May 1, 1996, which memorialized the commitments made by Trump Indiana to the City during the licensing process. The Development Agreement replaces the Amended MOU and sets forth the scope and timing of the capital expenditures committed to be made by Trump Indiana during the initial five-year term of its riverboat owner's license, Trump Indiana's agreement to pay to the City four (4%) percent of Trump Indiana's annual adjusted gross receipts and Trump Indiana's commitment regarding the employment of women and racial minorities and the utilization of union labor and local vendors. The Development Agreement also provides for certain monetary penalties in the event Trump Indiana elects to abandon the Buffington Harbor Site within the first four years of gaming operations. In addition, the Development Agreement includes provisions regarding the "Trump Indiana Foundation," a private foundation established by Trump Indiana for charitable purposes primarily within the City and Lake County, Indiana. As of December 31, 1996, Trump Indiana has funded an initial $1.0 million to the Trump Indiana Foundation and is required to make annual contributions of $100,000 thereafter.

  THCR believes that competition in the gaming industry, particularly the riverboat and dockside gaming industry, is based on the quality and location of gaming facilities, the effectiveness of marketing efforts, and customer service and satisfaction. Although management believes that the location of the Indiana Riverboat allows THCR to compete effectively with other casinos in the geographic area surrounding its casino, THCR expects competition in the casino gaming industry to be intense as more casinos are opened and new entrants into the gaming industry become operational. See "--Competition."

TRADEMARK/LICENSING

  Subject to certain restrictions, THCR has the exclusive right to use the "Trump" name and likeness in connection with gaming and related activities pursuant to a trademark license agreement between Trump and THCR (the "License Agreement"). Pursuant to the License Agreement, Trump granted to THCR the world-wide right and license to use the names "Trump," "Donald Trump" and "Donald J. Trump" (including variations thereon, the "Trump Names") and related intellectual property rights (collectively, the "Marks") in connection with casino and gaming activities and related services and products. The license is exclusive, subject to existing licenses of the Marks to Castle Associates, which expire on August 15, 1998. The License Agreement does not restrict or restrain Trump from the right to use or further license the Trump Names in connection with services and products other than casino services and products.

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

CERTAIN INDEBTEDNESS OF THCR

  Senior Notes. THCR Holdings and THCR Funding (the "THCR Obligors") are the issuers of $145 million aggregate principal amount of Senior Notes. The Senior Notes are the joint and several obligations of the THCR Obligors. Interest on the Senior Notes is payable semiannually in arrears.

  The Senior Notes mature on June 15, 2005. The Senior Notes are not redeemable prior to June 15, 2000, except pursuant to a Required Regulatory Redemption (as defined in the indenture pursuant to which the Senior Notes were issued (the "Senior Note Indenture")). Thereafter, the Senior Notes may be redeemed at the option of the THCR Obligors, in whole or in part, at any time on or after June 15, 2000 at the redemption prices set forth in the Senior Note Indenture, together with accrued and unpaid interest to the date of redemption.

  The obligations of the THCR Obligors under the Senior Note Indenture are secured by (1) an assignment and pledge to the Trustee under the Senior Note Indenture (the "Senior Note Trustee") of (a) 100% of the general partnership interests in Plaza Associates, (b) 100% of the capital stock of Plaza Funding,
(c) 100% of the general partnership interests in Taj Associates, (d) 100% of the membership interests in Trump Communications, (e) 100% of the capital stock of TACC, which owns a 1% general partnership interest in Plaza Associates, a 1% general partnership interest in Taj Associates and a 1% membership interest in Trump Communications, (f) 100% of the membership interests in TCS, which owns a 99% membership interest in Trump Communications, (g) 100% of the capital stock of Trump Atlantic City Funding, Inc. ("Trump AC Funding"), (h) 100% of the general partnership interests in Trump AC, which owns 1% of the capital stock of TACC, 99% of the membership interests of TCS, a 99% general partnership interest in Taj Associates, a 99% general partnership interest in Plaza Associates and 100% of the capital stock of Trump AC Funding, (i) 100% of the capital stock of Trump AC Holding, a direct wholly owned subsidiary of THCR Holdings which owns a 1% general partnership interest in Trump AC, (j) 100% of the capital stock of Trump Indiana, (k) 100% of the capital stock of THCR Funding, (l) 100% of the partnership interests in Castle Associates, (m) 100% of the capital stock of TCHI, which owns a 1% general partnership interest in Castle Associates, (n) other equity interests issued from time to time by THCR Holdings or any of its Subsidiaries (as defined in the Senior Note Indenture), (o) the Castle PIK Notes held by THCR Holdings and (p) promissory notes issued by THCR Holdings or any of its subsidiaries, excluding Unrestricted Subsidiaries (as defined in the Senior Note Indenture), from time to time directly owned or acquired by THCR Holdings; and (2) certain proceeds from time to time received, receivable or otherwise distributed in respect of the assets described in clause (1) above (collectively, the "Senior Note Collateral"). The security interests in the Senior Note Collateral are first priority security interests and are exclusive. Any equity interests in Subsidiaries of THCR Holdings which are acquired by THCR Holdings will be assigned and pledged to the Senior Note Trustee and the security interests granted in such equity interests will be exclusive, first priority security interests.

  Trump AC Mortgage Notes. As a part of the Taj Acquisition, Trump AC and Trump AC Funding issued in an underwritten offering $1,200,000,000 aggregate principal amount of Mortgage Notes which mature on May 1, 2006 (the "Trump AC Mortgage Notes"). The Trump AC Mortgage Notes include restrictive covenants prohibiting or limiting, among other things, the sale of assets, the making of acquisitions and other investments, capital expenditures, the incurrence of additional debt and liens and the payment of dividends and distributions. Non-compliance could result in the acceleration of such indebtedness.

  Plaza Notes. $330 million of the Plaza Notes of Plaza Funding were retired in connection with the Taj Acquisition. The Plaza Notes were issued by Plaza Funding, with Plaza Associates providing a full and unconditional guaranty thereof. The Plaza Notes were retired through repurchase and defeasance and Plaza

Funding and Plaza Associates were released from their obligations under all financial and negative covenants and certain other provisions contained in the indenture under which the Plaza Notes were issued (the "Plaza Note Indenture"), and the Plaza Note Security (as defined in the Plaza Note Indenture) was released against the deposit of cash or U.S. government obligations in an amount sufficient to effect the redemption on June 15, 1998 of all of the Plaza Notes so defeased, at a redemption price of 105% of the principal amount thereof, together with accrued and unpaid interest to such date. Additionally, Plaza Funding irrevocably instructed the Plaza Note Trustee (as defined in the Plaza Note Indenture) to provide notice of such redemption not less than 30 or more than 60 days prior to June 15, 1998.

  Castle Notes. Castle Funding's Mortgage Notes bear interest, payable semi-annually in cash, at 11 3/4% and mature on November 15, 2003 (the "Castle Mortgage Notes"). In the event the Castle PIK Notes (discussed below) are redeemed prior to November 15, 1998, the interest rate on the Castle Mortgage Notes will be reduced to 11 1/2%. The Castle Mortgage Notes may be redeemed at Castle Funding's option at a specified percentage of the principal amount commencing in 1998.

  The Castle Mortgage Notes are secured by a promissory note of Castle Associates to Castle Funding (the "Castle Partnership Note") in an amount and with payment terms necessary to service the Castle Mortgage Notes. The Castle Partnership Note is secured by a mortgage on Trump's Castle and substantially all of the other assets of Castle Associates. The Castle Partnership Note has been assigned by Castle Funding to the trustee of the indenture under which the Castle Mortgage Notes were issued to secure the repayment of the Castle Mortgage Notes. In addition, Castle Associates has guaranteed the payment of the Castle Mortgage Notes (the "Castle Guaranty"), which is secured by a mortgage on Trump's Castle and substantially all of the assets of Castle Associates. The Castle Partnership Note and the Castle Guaranty are expressly subordinated to the indebtedness of the Castle Senior Notes (as defined) and the Castle Term Loan described below (collectively, the "Senior Indebtedness") and the liens of the mortgages securing the Castle Partnership Note and the Castle Guaranty are subordinate to the liens securing the Senior Indebtedness.

  The Castle PIK Notes bear interest payable, at Castle Funding's option in whole or in part in cash and through the issuance of additional Castle PIK Notes, semi-annually at the rate of 7% through September 30, 1994 and 13 7/8% through November 15, 2003. After November 15, 2003, interest on the Castle PIK Notes is payable in cash at the rate of 13 7/8%. The Castle PIK Notes mature on November 15, 2005. The Castle PIK Notes may be redeemed at Castle Funding's option at 100% of the principal amount under certain conditions, as described in the indenture governing the Castle PIK Notes, and are required to be redeemed from a specified percentage of any equity offering which includes Castle Associates. Interest has been accrued using the effective interest method. On May 15, 1996 and November 15, 1996, the semi-annual interest payments of $4,292,000 and $4,589,000, respectively, were paid by the issuance of additional Castle PIK Notes.

  The Castle PIK Notes are secured by a subordinated promissory note of Castle Associates to Castle Funding (the "Castle Subordinated Partnership Note"), which has been assigned to the Trustee for the Castle PIK Notes, and Castle Associates has issued a subordinated guaranty (the "Castle Subordinated Guaranty") of the Castle PIK Notes. The Castle Subordinated Partnership Note and the Castle Subordinated Guaranty are expressly subordinated to the Senior Indebtedness, the Castle Partnership Note and the Castle Guaranty. On May 21, 1996, THCR Holdings exercised an option and acquired approximately 90% of the then outstanding Castle PIK Notes outstanding for approximately $38.7 million, in exchange for which THCR Holdings received an aggregate of approximately $59.3 million principal amount of Castle PIK Notes.

  Castle Funding's Senior Notes bear interest, payable semi-annually in cash, at 11 1/2% and mature on November 15, 2000 (the "Castle Senior Notes" and together with the Castle Mortgage Notes and Castle PIK Notes, the "Castle Notes"). Similar to the Castle Mortgage Notes, the Castle Senior Notes are secured by an assignment of a promissory note of the Partnership (the "Senior Castle Partnership Note") which is in turn secured by a mortgage on Trump's Castle and substantially all of the other assets of Castle Associates. In addition, Castle Associates has guaranteed (the "Castle Senior Guaranty") the payment of the Castle Senior Notes, which Castle Senior Guaranty is secured by a mortgage on Trump's Castle and substantially all of the assets of Castle Associates. The Castle Senior Partnership Note and the Castle Senior Guaranty are subordinated to the Castle Term Loan described below.

  In the event that the Castle PIK Notes are redeemed prior to November 15, 1998, the interest rate of the Castle Senior Notes will be reduced to 11 1/4%. The Castle Senior Notes are subject to a required partial redemption commencing on June 1, 1998 at 100% of the principal amount of the amount redeemed.

  Castle Associates also has the Castle Term Loan with an outstanding principal balance of $34,833,000 at December 31, 1996. The Castle Term Loan has a maturity date of May 28, 2000. Interest is at a rate of 3% above the bank's prime rate, which was 8.25% at December 31, 1996, but in no event can be less than 9% per annum. The outstanding principal amount of the Castle Term Loan is being repaid at $158,000 per month through May 28, 2000, at which time the entire outstanding principal balance will be due. The Castle Term Loan is secured by a mortgage lien on Trump's Castle and substantially all of the other assets of Castle Associates. The lien is senior to the lien securing the Castle Mortgage Notes and the Castle Senior Notes. In addition, Castle Funding has guaranteed the payment of the Castle Term Loan.

  The terms of Castle Term Loan, the Castle Mortgage Notes, the Castle PIK Notes and the Castle Senior Notes include limitations on the amount of additional indebtedness Castle Associates may incur, distributions of Castle Associates capital, investments and other business activities.

  Other Indebtedness. In addition to the foregoing, THCR's consolidated long-term indebtedness includes approximately $53.6 million of indebtedness, including, as of December 31, 1996, approximately $3.4 million due under outstanding mortgage notes described above. Approximately $2.0 million of such indebtedness will mature through December 31, 1997.

ATLANTIC CITY MARKET

  The Atlantic City Market has demonstrated continued growth despite the recent proliferation of new gaming venues across the country. The 12 casino hotels in Atlantic City generated approximately $3.81 billion in gaming revenues in 1996, an approximately 1.7% increase over 1995 gaming revenues of approximately $3.74 billion. From 1991 to 1996, total gaming revenues in Atlantic City have increased approximately 29.2%, while hotel rooms increased only slightly during that period. Although total visitor volume to Atlantic City remained relatively constant in 1996, the volume of bus customers dropped to 9.8 million in 1996, continuing a decline from 11.7 million in 1991. The volume of customers traveling by other means to Atlantic City has grown from
20.1 million in 1991 to 34.0 million in 1996.

  Casino revenue growth in Atlantic City has lagged behind that of other traditional gaming markets, principally Las Vegas, for the last five years. Management believes that this relatively slower growth is primarily attributable to two key factors. First, there were no significant additions to hotel capacity in Atlantic City until 1996. Las Vegas visitor volumes have increased, in part, due to the continued addition of new hotel capacity. Both markets have exhibited a strong correlation between hotel room inventory and total casino revenues. Secondly, the regulatory environment and infrastructure problems in Atlantic City have made it more difficult and costly to operate. Total regulatory costs and tax levies in New Jersey have exceeded those in Nevada since inception, and there is generally a higher level of regulatory oversight in New Jersey than in Nevada. The infrastructure problems, manifested by impaired accessibility of the casinos, downtown Atlantic City congestion, and the condition of the areas surrounding the casinos have made Atlantic City less attractive to the gaming customer.

  Total Atlantic City slot revenues increased 2.1% in 1996, continuing a trend of increases over the past five years. From 1991 through 1996, slot revenue growth in Atlantic City has averaged 7.4% per year. Total table revenue increased 4.3% in 1996, while table game revenue from 1991 to 1996 has decreased on average 0.4% per year. Management believes the slow growth in table revenue is primarily attributable to two factors. First, the slot product has been significantly improved over the last five years. Bill acceptors, new slot machines, video poker and blackjack and other improvements have increased the popularity of slot play among a wider universe of casino patrons. Casino operators in Atlantic City have added slot machines in favor of table games due to increased public acceptance of slot play and due to slot machines' comparatively higher profitability as a result of lower labor and support costs. Since 1991, the number of slot machines in Atlantic City has increased 61%, while the number of table games has decreased by 5.9%. Slot revenues increased from 58% of total casino revenues in 1991 to 69% in 1996. The second reason for historic slow growth in table revenue is that table game players are typically higher end players and are more likely to be interested in overnight stays and other amenities. During peak season and weekends, room availability in Atlantic City is currently inadequate to meet demand, making it difficult for casino operators to aggressively promote table play.

  The regulatory environment in Atlantic City has improved recently. Most significantly, 24-hour gaming has been approved, poker and keno have been added and regulatory burdens have been reduced. In particular, comprehensive amendments to New Jersey gaming laws were made in January 1995, which have eliminated duplicative regulatory oversight and channeled operator's funds from regulatory support into uses of the New Jersey Casino Reinvestment Authority ("CRDA"). Administrative costs of regulation will be reduced while increasing funds available for new development. In addition, on July 25, 1996, legislation was enacted which eliminated the requirement that a casino consist of a "single room" in a casino hotel. A casino may now consist of "one or more locations or rooms" approved by the CCC for casino gaming.

  Atlantic City's new convention center, as currently planned, would hold approximately 500,000 square feet of exhibit and pre-function space, 45 meeting rooms, food-service facilities and a 1,600-car underground parking garage. When completed, the new convention center, which is estimated to cost approximately $268 million, would be the largest exhibition space between New York City and Washington, D.C. It will be located at the base of the Atlantic City Expressway and is currently planned to open in May 1997. The old convention center, built in the late 1920s and located on The Boardwalk, will receive an approximately $50 million facelift following the opening of the new convention center and will continue to be used for special events. The State of New Jersey has commenced a long-term capital plan to upgrade and expand the Atlantic City International Airport. To date, approximately $18.0 million have been spent on renovation of the airport terminal and upgrades of the airport's access roads and parking facilities.

  In addition to the planned casino expansions, major infrastructure improvements have begun. The CRDA is currently overseeing the development of the "tourist corridor" that will link the new convention center with The Boardwalk. The tourist corridor is scheduled to be completed in conjunction with the completion of the new convention center.

  Management believes that recent gaming regulatory reforms will serve to permit future reductions in operating expenses of casinos in Atlantic City and to increase the funds available for additional infrastructure development through the CRDA. Due principally to an improved regulatory environment, general improvement of economic conditions and high occupancy rates, significant investment in the Atlantic City Market has been initiated and/or announced. Management believes that these increases in hotel capacity, together with infrastructure improvements, will be instrumental in stimulating future revenue growth in the Atlantic City market. See "--Competition."

COMPETITION

  Atlantic City. Competition in the Atlantic City casino hotel market is intense. Trump Plaza, the Taj Mahal and Trump's Castle (the "Atlantic City Properties") compete with other casino hotels located in Atlantic City and with each other. At present, there are 12 casino hotels located in Atlantic City, including the Atlantic City Properties, all of which compete for patrons. The Atlantic City Properties primarily compete with other Atlantic City casinos by, among other things, providing superior products and facilities, premier locations, name recognition and targeted marketing strategies. In addition, there are several sites on The Boardwalk and in the Marina area on which casino hotels could be built in the future and various applications for casino licenses have been filed and announcements with respect thereto made from time to time. Substantial new expansion and development activity has recently been completed or has been announced in Atlantic City, which may intensify competitive pressures in the Atlantic City Market. While management believes that the addition of hotel capacity would be beneficial to the Atlantic City Market generally, there can be no assurance that such expansion would not be materially disadvantageous to the Atlantic City Properties. There also can be no assurance that the Atlantic City development projects which are planned or underway will be completed.

  The Atlantic City Properties also compete, or will compete, with facilities in the northeastern and mid-Atlantic regions of the United States at which casino gaming or other forms of wagering are currently, or in the future may be, authorized. To a lesser extent, the Atlantic City Properties face competition from gaming facilities nationwide, including land-based, cruise line, riverboat and dockside casinos located in Colorado, Illinois, Indiana, Iowa, Louisiana, Mississippi, Missouri, Nevada, South Dakota, Ontario (Windsor and Niagara Falls), the Bahamas, Puerto Rico and other locations inside and outside the United States, and from other forms of legalized gaming in New Jersey and in its surrounding states such as lotteries, horse racing (including off-track betting), jai alai, bingo and dog racing, and from illegal wagering of various types. New or expanded operations by other persons can be expected to increase competition and could result in the saturation of certain gaming markets. In September 1995, New York introduced a keno lottery game, which is played on video terminals that have been set up in approximately 1,800 bars, restaurants and bowling alleys across the state. In December 1996, Bay Cruises began operation of a gambling cruise ship where patrons are taken from a pier in Sheepshead Bay in Brooklyn, New York to international waters to gamble. The City of New York allowed the cruises to continue after the operators agreed to pay city taxes and submit employees to background checks. Similar gambling cruises are expected in the near future. In Delaware, slot machines were installed at horse tracks in 1996, and track owners in several other states are seeking to do the same. In December 1996, Casino Niagara opened in Niagara Falls, Ontario. Ontario officials expect that two-thirds of Casino Niagara's patrons will come from the United States, predominantly from western New York.

  In addition to competing with other casino hotels in Atlantic City and elsewhere, by virtue of their proximity to each other and the common aspects of certain of their respective marketing efforts, including the common use of the "Trump" name, the Atlantic City Properties compete directly with each other for gaming patrons.

  Indiana. The Indiana Riverboat competes primarily with riverboats and other casinos in the northern Indiana suburban and Chicago metropolitan area and throughout the Great Lakes Market. Although northern Indiana is part of the greater Chicago metropolitan market, which is one of the most successful new gaming markets in the United States, the Indiana Riverboat may be more dependent on patrons from northern Indiana than its Illinois competitors, and the propensity of these patrons to wager cannot be predicted with any degree of certainty. In addition to competing with Barden's riverboat at the Buffington Harbor Site, the Indiana Riverboat competes with a riverboat in Hammond, Indiana, owned and operated by Empress Riverboat Casino in Joliet, Illinois, a riverboat in East Chicago, Indiana, which is being developed by Showboat, Inc. and with a riverboat expected to be licensed in the nearby community of Michigan City, Indiana. To a lesser degree, the Indiana Riverboat will compete with the six additional riverboats expected to be licensed in the rest of Indiana. At present there are four other riverboat casino operations in the Chicago area (three of which operate two riverboats each, with each operator limited to 1,200 gaming positions in the aggregate).

  Management believes that competition in the gaming industry, particularly the riverboat and dockside gaming industry, is based principally on the quality and location of gaming facilities, the effectiveness of marketing efforts, and customer service and satisfaction. Although THCR believes that the location of the Indiana Riverboat will allow THCR to compete effectively with other casinos in the geographic area surrounding its casino, management expects competition in the casino gaming industry to be intense as more casinos are opened and new entrants into the gaming industry become operational. Furthermore, new or expanded operations by other persons can be expected to increase competition for existing and future operations and could result in a saturation of the Great Lakes Market.

  The Indiana Riverboat is seeking a competitive advantage primarily based upon its superior location, including its proximity to and direct access from Chicago, extensive parking facilities, name recognition, a superior gaming vessel and gaming experience, and targeted marketing strategies. See "--Indiana Riverboat." In addition, a casino opened during 1994 in Windsor, Ontario, across the river from Detroit, and Detroit is considering several proposals for casinos in its downtown area. Although management believes that there is sufficient demand in the market to sustain the Indiana Riverboat, there can be no assurance to that effect. Legislation has also been introduced on numerous occasions in recent years to expand riverboat gaming in Illinois, including by authorizing new sites in the Chicago area with which the Indiana Riverboat would compete. THCR understands that there have been recent discussions in Illinois regarding possible legislation to permit dockside gaming and/or increase the gaming position limitations. There can be no assurance that either Indiana or Illinois, or both, will not authorize additional gaming licenses, including for the Chicago metropolitan area.

  Other Competition. In addition, the Atlantic City Properties and the Indiana Riverboat face competition from casino facilities in a number of states operated by federally recognized Native American tribes. Pursuant to the Indian Gaming Regulatory Act ("IGRA"), which was passed by Congress in 1988, any state which permits casino-style gaming (even if only for limited charity purposes) is required to negotiate gaming compacts with federally recognized Native American tribes. Under IGRA, Native American tribes enjoy comparative freedom from regulation and taxation of gaming operations, which provides them with an advantage over their competitors, including the Atlantic City Properties and the Indiana Riverboat. In March 1996, the United States Supreme Court struck down a provision of IGRA which allowed Native American tribes to sue states in federal court for failing to negotiate gaming compacts in good faith. Management cannot predict the impact of this decision on the ability of Native American tribes to negotiate compacts with states.

  In 1991, the Mashantucket Pequot Nation opened Foxwoods Casino Resort ("Foxwoods"), a casino facility in Ledyard, Connecticut, located in the far eastern portion of such state, an approximately three-hour drive from New York City and an approximately two and one-half hour drive from Boston, which currently offers 24-hour gaming and contains over 4,000 slot machines. The Mashantucket Pequot Nation has announced various expansion plans, including its intention to build another casino in Ledyard together with hotels, restaurants and a theme park. In addition, in October 1996, the Mohegan Nation opened the Mohegan Sun Resort in Uncasville, Connecticut, located 10 miles from Foxwoods. Developed by Sun International Hotels Ltd., the Mohegan Sun has 75% of the gaming capacity of Foxwoods. In addition, the Eastern Pequots are seeking formal recognition as a Native American tribe for the purpose of opening a casino. There can be no assurance that any continued expansion of gaming operations by the Mashantucket Pequot Nation, the gaming operations of the Mohegan Nation or commencement of gaming operations by Eastern Pequots would not have a materially adverse impact on the operations of the Atlantic City Properties.

  A group in Cumberland County, New Jersey calling itself the "Nanticoke Lenni Lenape" tribe has filed a notice of intent with the Bureau of Indian Affairs seeking formal federal recognition as a Native American tribe. Also, it has been reported that a Sussex County, New Jersey businessman has offered to donate land he owns there to the Oklahoma-based Lenape/Delaware Indian Nation which originated in New Jersey and already has federal recognition, but does not have a reservation in New Jersey. The Lenape/Delaware Indian Nation has signed an agreement with the town of Wildwood, New Jersey to open a casino; however, the plan requires federal and state approval in order to proceed. In July 1993, the Oneida Nation opened a casino featuring 24-hour table gaming and electronic gaming systems, but without slot machines, near Syracuse, New York, and has announced an intention to open expanded gaming facilities. Representatives of the St. Regis Mohawk Nation signed a gaming compact with New York State officials for the opening of a casino, without slot machines, in the northern portion of the state close to the Canadian border. The St. Regis Mohawks have also announced their intent to open a casino at the Monticello Race Track in the Catskill Mountains region of New York; however, any Native American gaming operation in the Catskills is subject to the approval of the Governor of New York. The Narragansett Nation of Rhode Island, which has federal recognition, is seeking to open a casino in Rhode Island. The Gay Head Wampanoag Tribe is seeking to open a casino in New Bedford, Massachusetts. Other Native American nations are seeking federal recognition, land and negotiation of gaming compacts in New York, Pennsylvania, Connecticut and other states near Atlantic City.

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

  State Legislation. Legislation permitting other forms of casino gaming has been proposed, from time to time, in various states, including those bordering New Jersey. Six states have presently legalized riverboat gambling while others are considering its approval, including New York and Pennsylvania, and New York City is considering a plan under which it would be the embarking point for gambling cruises into international waters three miles offshore. Several states are considering or have approved large scale land-based casinos. Additionally, since 1993, the gaming space in Las Vegas has expanded significantly, with additional capacity planned and currently under construction. The operations of the Atlantic City Properties could be adversely affected by such competition, particularly if casino gaming were permitted in jurisdictions near or elsewhere in New Jersey or in other states in the Northeast. In December 1993, the Rhode Island Lottery Commission approved the addition of slot machine games on video terminals at Lincoln Greyhound Park and Newport Jai Alai, where poker and blackjack have been offered for over two years. Currently, casino gaming, other than Native American gaming, is not allowed in other areas of New Jersey or in Connecticut, New York or Pennsylvania. On November 17, 1995, a proposal to allow casino gaming in Bridgeport, Connecticut was voted down by that state's Senate. On January 28, 1997, the New York State Senate rejected a constitutional amendment to legalize casino gambling in certain areas of New York State, effectively postponing any new gambling constitutional amendment until 1999. To the extent that legalized gaming becomes more prevalent in New Jersey or other jurisdictions near Atlantic City, competition would intensify. In particular, proposals have been introduced to legalize gaming in other locations, including Philadelphia, Pennsylvania. In addition, legislation has from time to time been introduced in the New Jersey State Legislature relating to types of statewide legalized gaming, such as video games with small wagers. To date, no such legislation, which may require a state constitutional amendment, has been enacted. Management is unable to predict whether any such legislation, in New Jersey, Indiana, Illinois or elsewhere, will be enacted or whether, if passed, it would have a material adverse impact on THCR.

GAMING AND OTHER LAWS AND REGULATIONS

  The following is only a summary of the applicable provisions of the Casino Control Act, the Riverboat Gambling Act and certain other laws and regulations. It does not purport to be a full description thereof and is qualified in its entirety by reference to the Casino Control Act, the Riverboat Gambling Act and such other laws and regulations. Unless otherwise indicated, all references to "Trump Plaza" include (a) Trump Plaza's main tower, including Trump Plaza East (which operates pursuant to a casino license held by Plaza Associates) and (b) Trump World's Fair (which operates pursuant to a separate casino license also issued to Plaza Associates).

  NEW JERSEY GAMING REGULATIONS

  In general, the Casino Control Act and its implementing regulations contain detailed provisions concerning, among other things: the granting and renewal of casino licenses; the suitability of the approved hotel facility, and the amount of authorized casino space and gaming units permitted therein; the qualification of natural persons and entities related to the casino licensee; the licensing of certain employees and vendors of casino licensees; the rules of the games; the selling and redeeming of gaming chips; the granting and duration of credit and the enforceability of gaming debts; management control procedures, accounting and cash control methods and reports to gaming agencies; the security standards; the manufacture and distribution of gaming equipment; the simulcasting of horse races by casino licensees; equal employment opportunities for employees of casino operators, contractors of casino facilities and others; and advertising, entertainment and alcoholic beverages.

  Casino Control Commission. The ownership and operation of casino/hotel facilities in Atlantic City are the subject of strict state regulation under the Casino Control Act. The CCC is empowered to regulate a wide spectrum of gaming and non-gaming related activities and to approve the form of ownership and financial structure of not only a casino licensee, but also its entity qualifiers and intermediary and holding companies and any other related entity required to be qualified ("CCC Regulations").

  Operating Licenses. In June 1995, the CCC renewed Plaza Associates' license to operate Trump Plaza through June 1999. In May 1996, the CCC granted Plaza Associates a license to operate Trump World's Fair through May 1997. In June 1995, the CCC renewed Taj Associates' license to operate the Taj Mahal through March 1999. In June 1996, the CCC also granted TCS a license through July 1997, which TCS is in the process of renewing. In June 1995, the CCC renewed Castle Associates' casino license and approved Trump as a natural person qualifier through May 1999. In December 1996, the CCC allowed Plaza Associates to operate Trump Plaza and Trump World's Fair under one casino license through May 1999. None of these licenses are transferable and their renewal will include a financial review of the relevant operating entities. Upon revocation, suspension for more than 120 days or failure to renew a casino license, the Casino Control Act provides for the appointment of a conservator to take possession of the hotel and casino's business and property, subject to all valid liens, claims and encumbrances.

  Casino License. No casino hotel facility may operate unless the appropriate license and approvals are obtained from the CCC, which has broad discretion with regard to the issuance, renewal, revocation and suspension of such licenses and approvals, which are non-transferable. The qualification criteria with respect to the holder of a casino license include its financial stability, integrity and responsibility; the integrity and adequacy of its financial resources which bear any relation to the casino project; its good character, honesty and integrity; and the sufficiency of its business ability and casino experience to establish the likelihood of a successful, efficient casino operation. The casino licenses currently held by Plaza Associates, Taj Associates and Castle Associates are renewable for periods of up to four years. The CCC may reopen licensing hearings at any time, and must reopen a licensing hearing at the request of the Division of Gaming Enforcement (the "Division").

  Each casino license entitles the holder to operate one casino. Further, no person may be the holder of a casino license if the holding of such license will result in undue economic concentration in Atlantic City casino operations by that person. On May 17, 1995, the CCC adopted a regulation defining the criteria for determining undue economic concentration which codifies the content of existing CCC precedent with respect to the subject. In April 1995, Plaza Associates petitioned the CCC for certain approvals. In its May 18, 1995 declaratory rulings with respect to such petition, the CCC, among other things, (i) determined that Trump World's Fair is an approved hotel permitted to contain a maximum of 60,000 square-feet of casino space, that the 40,000 square-feet of casino space therein is a "single room" and that its operation by Plaza Associates would not result in undue economic concentration in Atlantic City casino operations; (ii) approved the operation of Trump World's Fair by Plaza Associates under a separate casino license subject to an application for and the issuance of such license and approved the proposed easement agreements with respect to the proposed enclosed Atlantic City Convention Center walkway; (iii) approved in concept the proposed physical connection and integrated operation by Plaza Associates of Trump Plaza's main tower, Trump Plaza East and Trump World's Fair; and (iv) determined that the approved hotel comprised of the main tower and Trump Plaza East is permitted to contain a maximum of 100,000 square feet of casino space. In addition, on December 13, 1995, Plaza Associates received CCC authorization for 49,340 square-feet of casino space at Trump World's Fair. Plaza Associates' casino license with respect to Trump World's Fair has a renewable term of one year for each of its first three years and thereafter is renewable for periods of up to four years. Subsequently, in December 1996, the CCC approved Plaza Associates' license to operate Trump Plaza and Trump World's Fair under one casino license through May 1999. Taj Associates will be required to obtain a prior determination from the CCC that the operation of the additional casino space created by the Taj Mahal Expansion will not constitute undue economic concentration of Atlantic City casino operations.

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

  Management believes that it has adequate financial resources to meet the financial stability requirements of the CCC for the foreseeable future.

  Pursuant to the Casino Control Act, CCC Regulations and precedent, no entity may hold a casino license unless each officer, director, principal employee, person who directly or indirectly holds any beneficial interest or ownership in the licensee, each person who in the opinion of the CCC has the ability to control or elect a majority of the board of directors of the licensee (other than a banking or other licensed lending institution which makes a loan or holds a mortgage or other lien acquired in the ordinary course of business) and any lender, underwriter, agent or employee of the licensee or other person whom the CCC may consider appropriate, obtains and maintains qualification approval from the CCC. Qualification approval means that such person must, but for residence, individually meet the qualification requirements as a casino key employee. Pursuant to a condition of its casino license, payments by Plaza Associates to or for the benefit of any related entity or partner, with certain exceptions, are subject to prior CCC approval; and, if Plaza Associates', Taj Associates' or Castle Associates' cash position falls below $5.0 million for three consecutive business days, such entity must present to the CCC and the Division evidence as to why it should not obtain a working capital facility in an appropriate amount.

  Control Persons. An entity qualifier or intermediary or holding company, such as Trump AC, Trump AC Holding, Plaza Funding, TACC, TCHI, THCR Holdings, THCR Funding or THCR is required to register with the CCC and meet the same basic standards for approval as a casino licensee; provided, however, that the CCC, with the concurrence of the Director of the Division, may waive compliance by a publicly-traded corporate holding company with the requirement that an officer, director, lender, underwriter, agent or employee thereof, or person directly or indirectly holding a beneficial interest or ownership of the securities thereof, individually qualify for approval under casino key employee standards so long as the CCC and the Director of the Division are, and remain, satisfied that such officer, director, lender, underwriter, agent or employee is not significantly involved in the activities of the casino licensee, or that such security holder does not have the ability to control the publicly-traded corporate holding company or elect one or more of its directors. Persons holding five percent or more of the equity securities of such holding company are presumed to have the ability to control the company or elect one or more of its directors and will, unless this presumption is rebutted, be required to individually qualify. Equity securities are defined as any voting stock or any security similar to or convertible into or carrying a right to acquire any security having a direct or indirect participation in the profits of the issuer.

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

  An Institutional Investor may be granted a waiver by the CCC from financial source or other qualification requirements applicable to a holder of publicly-traded securities, in the absence of a prima facie showing by the Division that there is any cause to believe that the holder may be found unqualified, on the basis of CCC findings that: (i) its holdings were purchased for investment purposes only and, upon request by the CCC, it files a certified statement to the effect that it has no intention of influencing or affecting the affairs of the issuer, the casino licensee or its holding or intermediary companies; provided, however, that the Institutional Investor will be permitted to vote on matters put to the vote of the outstanding security holders; and (ii) if (x) the securities are debt securities of a casino licensee's holding or intermediary companies or another subsidiary company of the casino licensee's holding or intermediary companies which is related in any way to the financing of the casino licensee and represent either (A) 20% or less of the total outstanding debt of the company or (B) 50% or less of any issue of outstanding debt of the company, (y) the securities are equity securities and represent less than 10% of the equity securities of a casino licensee's holding or intermediary companies or (z) the securities so held exceed such percentages, upon a showing of good cause. There can be no assurance, however, that the CCC will make such findings or grant such waiver and, in any event, an Institutional Investor may be required to produce for the CCC or the Antitrust Division of the Department of Justice upon request, any document or information which bears any relation to such debt or equity securities.

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

  Ownership and Transfer of Securities. The Casino Control Act imposes certain restrictions upon the issuance, ownership and transfer of securities of a Regulated Company and defines the term "security" to include instruments which evidence a direct or indirect beneficial ownership or creditor interest in a Regulated Company including, but not limited to, mortgages, debentures, security agreements, notes and warrants. Currently, each of Plaza Funding, Trump AC, Trump AC Holding, Plaza Associates, Taj Associates, TCS, Castle Associates, TCHI, THCR Holdings, THCR Funding and THCR is deemed to be a Regulated Company, and instruments evidencing a beneficial ownership or creditor interest therein, including a partnership interest, are deemed to be the securities of a Regulated Company.

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

  Under the terms of the indentures pursuant to which the Senior Notes, Trump AC Mortgage Notes, Castle Senior Notes, the Castle Mortgage Notes, and the Castle PIK Notes were issued, if a holder of such securities does not qualify under the Casino Control Act when required to do so, such holder must dispose of its interest in such securities, and the respective issuer or issuers of such securities may redeem the securities at the lesser of the outstanding amount or fair market value. Similar provisions are set forth in THCR's Certificate of Incorporation with respect to the THCR Common Stock.

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

  If, as the result of a transfer of publicly-traded securities of a licensee, a holding or intermediary company or entity qualifier of a licensee, or a financing entity of a licensee, any person is required to qualify under the Casino Control Act, that person is required to file an application for licensure or qualification within 30 days after the CCC determines that qualification is required or declines to waive qualification. The application must include a fully executed trust agreement in a form approved by the CCC or, in the alternative, within 120 days after the CCC determines that qualification is required, the person whose qualification is required must divest such securities as the CCC may require in order to remove the need to qualify.

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

  Approved Hotel Facilities. The CCC may permit an existing licensee, such as one of the Atlantic City Properties, to increase its casino space if the licensee agrees to add a prescribed number of qualifying sleeping units within two years after the commencement of gaming operations in the additional casino space. However, if the casino licensee does not fulfill such agreement due to conditions within its control, the licensee will be required to close the additional casino space, or any portion thereof that the CCC determines should be closed.

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

  Gross Revenue Tax. Each casino licensee is also required to pay an annual tax of 8% on its gross casino revenues. For the years ended December 31, 1994, 1995 and 1996, Plaza Associates' gross revenue tax was approximately $21.0 million, $24.0 million and $29.8 million, respectively, and its license, investigation and other fees and assessments totaled approximately $4.2 million, $4.4 million and $6.0 million, respectively. For the years ended December 31, 1994, 1995 and 1996, Taj Associates' gross revenue tax was approximately $36.7 million, $40.2 million and $40.7 million, respectively, and its license, investigation and other fees and assessments totaled approximately $5.2 million, $5.2 million and $5.0 million, respectively. For the years ended December 31, 1994, 1995 and 1996, Castle Associates' gross revenue tax was approximately $20.9 million, $21.9 million and $19.9 million, respectively, and its license, investigation and other fees and assessments totaled approximately $3.3 million, $3.8 million and $4.0 million, respectively.

  Investment Alternative Tax Obligations. An investment alternative tax imposed on the gross casino revenues of each licensee in the amount of 2.5% is due and payable on the last day of April following the end of the calendar year. A licensee is obligated to pay the investment alternative tax for a period of 30 years. Estimated payments of the investment alternative tax obligation must be made quarterly in an amount equal to 1.25% of estimated gross revenues for the preceding three-month period. Investment tax credits may be obtained by making qualified investments or by the purchase of bonds issued by the CRDA ("CRDA Bonds"). CRDA Bonds may have terms as long as 50 years and bear interest at below market rates, resulting in a value lower than the face value of such CRDA Bonds.

  For the first ten years of its tax obligation, the licensee is entitled to an investment tax credit against the investment alternative tax in an amount equal to twice the purchase price of the CRDA Bonds issued to the licensee. Thereafter, the licensee (i) is entitled to an investment tax credit in an amount equal to twice the purchase price of such CRDA Bonds or twice the amount of its investments authorized in lieu of such bond investments or made in projects designated as eligible by the CRDA and (ii) has the option of entering into a contract with the CRDA to have its tax credit comprised of direct investments in approved eligible projects which may not comprise more than 50% of its eligible tax credit in any one year.

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

  Minimum Casino Parking Charges. As of July 1, 1993, each casino licensee was required to pay the New Jersey State Treasurer a $1.50 charge for every use of a parking space for the purpose of parking motor vehicles in a parking facility owned or leased by a casino licensee or by any person on behalf of a casino licensee. This amount is paid into a special fund established and held by the New Jersey State Treasurer for the exclusive use of the CRDA. Plaza Associates, Taj Associates and Castle Associates currently charge their parking patrons $2.00 in order to make their required payments to the New Jersey State Treasurer and cover related expenses. Amounts in the special fund will be expended by the CRDA for eligible projects in the corridor region of Atlantic City related to improving the highways, roads, infrastructure, traffic regulation and public safety of Atlantic City or otherwise necessary or useful to the economic development and redevelopment of Atlantic City in this regard.

  Atlantic City Fund. On each October 31 during the years 1996 through 2003, each casino licensee shall pay into an account established in the CRDA and known as the Atlantic City Fund, its proportional share of an amount related to the amount by which annual operating expenses of the CCC and the Division are less than a certain fixed sum. Additionally, a portion of the investment alternative tax obligation of each casino licensee for the years 1994 through 1998 allocated for projects in northern New Jersey shall be paid into and credited to the Atlantic City Fund. Amounts in the Atlantic City Fund will be expended by the CRDA for economic development projects of a revenue producing nature that foster the redevelopment of Atlantic City other than the construction and renovation of casino hotels.

  Conservatorship. If, at any time, it is determined that Plaza Associates, Plaza Funding, Trump AC Holding, Trump AC, Taj Associates, TCS, Castle Associates, TCHI, THCR, THCR Holdings, THCR Funding or any other entity qualifier has violated the Casino Control Act or that any of such entities cannot meet the qualification requirements of the Casino Control Act, such entity could be subject to fines or the suspension or revocation of its license or qualification. If a casino license is suspended for a period in excess of 120 days or is revoked, or if the CCC fails or refuses to renew such casino license, the CCC could appoint a conservator to operate and dispose of such licensee's casino hotel facilities. A conservator would be vested with title to all property of such licensee relating to the casino and the approved hotel subject to valid liens and/or encumbrances. The conservator would be required to act under the direct supervision of the CCC and would be charged with the duty of conserving, preserving and, if permitted, continuing the operation of the casino hotel. During the period of the conservatorship, a former or suspended casino licensee is entitled to a fair rate of return out of net earnings, if any, on the property retained by the conservator. The CCC may also discontinue any conservatorship action and direct the conservator to take such steps as are necessary to effect an orderly transfer of the property of a former or suspended casino licensee.

  Qualification of Employees. Certain employees of Plaza Associates, Taj Associates and Castle Associates must be licensed by or registered with the CCC, depending on the nature of the position held. Casino employees are subject to more stringent requirements than non-casino employees and must meet applicable standards pertaining to financial stability, integrity and responsibility, good character, honesty and integrity, business ability and casino experience and New Jersey residency. These requirements have resulted in significant competition among Atlantic City casino operators for the services of qualified employees.

  Gaming Credit. The casino games at the Atlantic City Properties are conducted on a credit as well as cash basis. Gaming debts arising in Atlantic City in accordance with applicable regulations are enforceable in the courts of the State of New Jersey. The extension of gaming credit is subject to regulations that detail procedures which casinos must follow when granting gaming credit and recording counter checks which have been exchanged, redeemed or consolidated.

  Control Procedures. Gaming at the Atlantic City Properties is conducted by trained and supervised personnel. Plaza Associates, Taj Associates and Castle Associates employ extensive security and internal controls. Security checks are made to determine, among other matters, that job applicants for key positions have had no criminal history or associations. Security controls utilized by the surveillance department include closed circuit video cameras to monitor the casino floor and money counting areas. The count of moneys from gaming also is observed daily by representatives of the CCC.

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

  Riverboat Owner's License. The operation of a gaming riverboat in Indiana is subject to the Riverboat Gambling Act and the administrative rules promulgated thereunder. In June 1996, the IGC granted Trump Indiana a riverboat owner's license, which must be renewed by June 2001.

  Interim Compliance Requirements. Interim compliance requires, among other things: obtaining a permit to develop the riverboat gaming operation from the United States Army Corps of Engineers, which permit was obtained on October 10, 1995; obtaining a valid certificate of inspection from the United States Coast Guard for the vessel on which the riverboat gaming operation will be conducted; applying for and receiving the appropriate permits or certificates from the Indiana Alcoholic Beverage Commission, Indiana Fire Marshall, and other appropriate local, state and federal agencies which issue permits including, but not limited to, health permits, building permits and zoning permits; closing the financing necessary to complete the development of the gaming operation; posting a bond in compliance with the applicable law; obtaining the insurance deemed necessary by the IGC; receiving licensure for electronic gaming devices and other gaming equipment under applicable law; submitting an emergency response plan in compliance with applicable laws; and taking any other action that the IGC deems necessary for compliance under Indiana gaming laws. Further, the IGC may place restrictions, conditions or requirements on the permanent riverboat owner's license. Trump Indiana satisfied all interim compliance requirements prior to receiving its riverboat owner's license from the IGC. An owner's initial license expires five years after the effective date of the license, and unless the owner's license is terminated, expires or is revoked, the owner's license may be renewed annually by the IGC upon satisfaction of certain conditions contained in the Riverboat Gambling Act.

  Transfer of Riverboat Owner's License. Pursuant to IGC proposed rules, an ownership interest in a riverboat owner's license shall not be transferred unless the transfer complies with applicable rules, and no riverboat gaming operation may operate unless the appropriate licenses and approvals are obtained from the IGC. Under current Indiana law, a maximum of 11 riverboat owner's licenses may be in effect at any time. No person or entity may simultaneously own an interest in more than two riverboat owner's licenses. A person or entity may simultaneously own up to 100% in one riverboat owner's license and no more than 10% in a second riverboat owner's license.

  A riverboat owner's licensee must possess a level of skill, experience, or knowledge necessary to conduct a riverboat gaming operation that will have a positive economic impact on the host site, as well as the entire State of Indiana. Additional representative, but not exclusive, qualification criteria with respect to the holder of a riverboat owner's license include character, reputation, financial integrity, the facilities or proposed facilities for the conduct of riverboat gaming including related non-gaming projects such as hotel development, and the good faith affirmative action plan to recruit, train and upgrade minorities and women in all employment classifications. The IGC shall require persons holding riverboat owner's licenses to adopt policies concerning the preferential hiring of residents of the city in which the riverboat docks for riverboat jobs. The IGC has broad discretion in regard to the issuance, renewal, revocation and suspension of licenses and approvals, and the IGC is empowered to regulate a wide variety of gaming and non-gaming related activities, including the licensing of suppliers to, and employees at, riverboat gaming operations, and to approve the form of ownership and financial structure of not only riverboat owner and supplier licensees, but also their subsidiaries and affiliates.

  A riverboat owner's licensee or any other person may not lease, hypothecate, borrow money against or loan money against a riverboat owner's license. An ownership interest in a riverboat owner's license may only be transferred in accordance with the regulations promulgated under the Riverboat Gambling Act. An applicant for the approval of a transfer of a riverboat owner's license must comply with application procedures prescribed by the IGC, present evidence that it meets or possesses the standards, qualifications and other criteria under Indiana gaming laws, that it meets all requirements for a riverboat owner's license, and that it pay an investigative fee in the amount of $50,000 with the application. If the IGC denies the application to transfer an ownership interest, it shall issue notice of denial to the applicant, and, unless specifically stated to the contrary, a notice of denial of an application for transfer shall not constitute a finding that the applicant is not suitable for licensure. A person who is served with notice of denial under this rule may request an administrative hearing.

  Control Persons and Operational Matters. The IGC has implemented strict regulations with respect to the suitability of riverboat owner's licensee, their key personnel and their employees similar to the CCC Regulations and precedent. The IGC utilizes a "class-based" licensing structure that subjects all individuals associated with Trump Indiana to varying degrees of background investigations. Likewise, comprehensive security measures, including video surveillance by both random and fixed cameras, are required in the casino and money counting areas. Additionally, the IGC has delineated procedures for the reconciliation of the daily revenues and tax remittance to the state as further detailed below.

  Tax. Under Indiana gaming law, a tax is imposed on admissions to gaming excursions at a rate of three dollars for each person admitted to the gaming excursion. This admission tax is imposed upon the riverboat owner's licensee conducting the gaming excursion on a per-person basis without regard to the actual fee paid by the person using the ticket, with the exception that no tax shall be paid by admittees who are actual and necessary officials, employees of the licensee or other persons actually working on the riverboat. The IGC may suspend or revoke the license of a riverboat owner's licensee that does not submit the payment or the tax return form regarding admission tax within the required time established by the IGC.

  A tax is imposed on the adjusted gross receipts received from gaming authorized under the Riverboat Gambling Act at a rate of 20% of the amount of the adjusted gross receipts. Adjusted gross receipts is defined as the total of all cash and property (including checks received by a licensee), whether collected or not, received by a licensee from gaming operations less the total of all cash paid out as winnings to patrons including a provision for uncollectible gaming receivables as is further set forth in the Riverboat Gambling Act. The IGC may, from time to time, impose other fees and assessments on riverboat owner's licensees. In addition, all use, excise and retail taxes apply to sales aboard riverboats.

  In addition to the Indiana tax requirements, a similar tax on adjusted gross receipts is imposed by the City at a rate of 4%.

  Restricted Contracts. Under proposed IGC rules, no riverboat owner's licensee or riverboat license applicant may enter into or perform any contract or transaction in which it transfers or receives consideration which is not commercially reasonable or which does not reflect the fair market value of the goods or services rendered or received as determined at the time the contract is executed. Any contract entered into by a riverboat licensee or riverboat license applicant that exceeds the total dollar amount of $50,000 shall be a written contract. A riverboat license applicant means an applicant for a riverboat owner's license that has been issued a certificate of suitability.

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

  Under IGC rules, an institutional investor who would otherwise be subject to a suitability finding shall, within 45 days after acquiring the interests, submit the following information: a description of the institutional investor's business and a statement as to why the institutional investor satisfies the definitional requirements of an institutional investor under Indiana gaming rule requirements; a certification made under oath that the voting securities were acquired and are held for investment purposes only and were acquired and are held in the ordinary course of business as an institutional investor; the name, address, telephone number, social security number or federal tax identification number of each person who has the power to direct or control the institutional investor's exercise of its voting rights as a holder of voting securities of the riverboat licensee; the name of each person who beneficially owns 5% or more of the institutional investor's voting securities or equivalent; a list of the institutional investor's affiliates; a list of all securities of the riverboat licensee that are or were beneficially owned by the institutional investor or its affiliates within the preceding one year; a disclosure of all criminal and regulatory sanctions imposed during the preceding ten years; a copy of any filing made under 16 U.S.C. (S)18(a); and any other additional information the IGC may request to insure compliance with Indiana gaming laws.

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

  The Certificate of Incorporation of THCR provides that THCR may redeem any shares of THCR's capital stock held by any person or entity whose holding of shares may cause the loss or nonreinstatement of a governmental license held by THCR. As defined in THCR's Certificate of Incorporation, such redemption shall be at the lesser of the market price of the stock or the price at which the stock was purchased.

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

  CLEAN WATER REGULATIONS

  Operation of the Indiana Riverboat must be in compliance with state and federal clean water requirements, including the Federal Water Pollution Control Act and the Oil Pollution Act of 1990 ("OPA"). OPA establishes an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills and affects all owners and operators whose vessels operate in United States waters, which include the Great Lakes. OPA requires vessel owners and operators to establish and maintain with the U.S. Coast Guard evidence of financial responsibility sufficient to meet their potential liabilities under OPA. U.S. Coast Guard regulations also implement the financial responsibility requirements of the Comprehensive Environmental Response, Compensation and Liability Act by requiring evidence of financial responsibility in an amount of $300 per gross ton, in addition to any required under OPA. THCR and Trump Indiana have obtained insurance coverage and a Certificate of Financial Responsibility as required by OPA. However, in the case of a catastrophic spill or a spill in a sensitive environment, there can be no assurance that such occurrence would not result in liability in excess of the insurance coverage.

  OTHER LAWS AND REGULATIONS

  The United States Department of the Treasury (the "Treasury") has adopted regulations pursuant to which a casino is required to file a report of each deposit, withdrawal, exchange of currency, gambling tokens or chips, or other payments or transfers by, through or to such casino which involves a transaction in currency of more than $10,000 per patron, per gaming day (a "Currency Transaction Report"). Such reports are required to be made on forms prescribed by the Secretary of the Treasury and are filed with the Commissioner of the Internal Revenue Service (the "Service"). In addition, THCR is required to maintain detailed records (including the names, addresses, social security numbers and other information with respect to its gaming customers) dealing with, among other items, the deposit and withdrawal of funds and the maintenance of a line of credit.

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

  As the result of an audit conducted by the Treasury's Office of Financial Enforcement in 1995, Plaza Associates was alleged to have failed to timely file the Currency Transaction Report in connection with 65 individual currency transactions in excess of $10,000 during the period from October 31, 1986 to December 10, 1988. Plaza Associates paid a fine of $292,500 in connection with these violations. Plaza Associates has revised its internal control procedures to ensure continued compliance with these regulations. From 1992 through 1995, the Service conducted an audit of Currency Transaction Reports filed by Taj Associates for the period from April 2, 1990 through December 31, 1991. The Treasury has received a report detailing the audit as well as the response of Taj Associates. Recently, as a result of Taj Associates' audit, the Treasury has notified Taj Associates that it failed to timely file the Currency Transaction Report in connection with 193 individual currency transactions. The Treasury has indicated in its notification that the matter can be resolved by the payment of a penalty which is significantly lower than the maximum penalty allowed by law. Management believes that any such amounts will not be material to THCR.

  The Indiana Riverboat site is located near or adjacent to and may include protected wetlands which may subject THCR to obligations or liabilities in connection with wetlands mitigation or protection.

  THCR is subject to other federal, state and local regulations and, on a periodic basis, must obtain various licenses and permits, including those required to sell alcoholic beverages in the State of New Jersey as well as in other jurisdictions. Management believes all required licenses and permits necessary to conduct the business of THCR has been obtained for operations in New Jersey and Indiana.

  THCR expects to be subject to similar rigorous regulatory standards in each other jurisdiction in which it seeks to conduct gaming operations. There can be no assurance that regulations adopted, permits required or taxes imposed by other jurisdictions will permit profitable operations by THCR in those jurisdictions.

  In addition, the Federal Merchant Marine Act of 1936 and the Federal Shipping Act of 1916 and the applicable regulations thereunder contain provisions designed to prevent persons who are not citizens of the

United States, as defined therein, from beneficially owning more than 25% of the capital stock of any entity operating a vessel on the Great Lakes.

ITEM 2. PROPERTIES.

THCR

  THCR has entered into a ten year lease with The Trump-Equitable Fifth Avenue Company, a corporation wholly owned by Trump (the "Trump-Equitable Company"), dated as of July 1, 1995, for the lease of office space in The Trump Tower in New York City, which THCR may use for its general, executive and administrative offices. The fixed rent is $115,500 per year, paid in equal monthly installments, for the period from July 1, 1995 to June 30, 2000 and will be $129,250 per year, paid in equal monthly installments, for the period from July 1, 2000 to June 30, 2005. In addition, THCR will pay as additional rent, among other things, a portion of the property taxes due each year. THCR has the option to terminate this lease upon ninety days' written notice and payment of $32,312.50.

TRUMP PLAZA

  Plaza Associates owns and leases several parcels of land in and around Atlantic City, New Jersey, each of which is used in connection with the operation of Trump Plaza and each of which is currently subject to the liens of the mortgages associated with the Trump AC Mortgage Notes (collectively, the "Plaza Mortgages") and certain other liens.

  Plaza Casino Parcel. Trump Plaza's main tower is located on The Boardwalk in Atlantic City, New Jersey, next to the existing Atlantic City Convention Center. It occupies the entire city block (approximately 2.38 acres) bounded by The Boardwalk, Mississippi Avenue, Pacific Avenue and Columbia Place (the "Plaza Casino Parcel").

  The Plaza Casino Parcel consists of four tracts of land, three of which are currently owned by Plaza Associates and one of which is leased by Plaza Hotel Management Company ("PHMC") to Plaza Associates pursuant to a non-renewable ground lease, which expires on December 31, 2078 (the "PHMC Lease"). The land which is subject to the PHMC Lease is referred to as the "Plaza Leasehold Tract." Seashore Four Associates ("Seashore Four") and Trump Seashore Associates ("Trump Seashore") had leased to Plaza Associates two of the tracts which are now owned by Plaza Associates. Trump Seashore and Seashore Four are 100% beneficially owned by Trump and are, therefore, affiliates of THCR. Plaza Associates purchased the tract from Seashore Four in January 1997 and the tract from Trump Seashore in September 1996 for $10 million and $14.5 million, respectively.

  Plaza Associates, in addition to the payment of fixed rent, is responsible for all costs and expenses with respect to the use, operation and ownership of the Plaza Leasehold Tract and the improvements now, or which may in the future be, located thereon, including, but not limited to, all maintenance and repair costs, insurance premiums, real estate taxes, assessments and utility charges. The improvements located on the Plaza Leasehold Tract are owned by Plaza Associates during the term of the PHMC Lease, and upon the expiration of the term of the PHMC Lease (for whatever reason), ownership of such improvements will vest in PHMC. The PHMC Lease contains an option pursuant to which Plaza Associates may purchase the Plaza Leasehold Tract at certain times during the term of such Plaza Ground Lease under certain circumstances.

  Parking Parcels. Plaza Associates owns a parcel of land (the "Plaza Garage Parcel") located across the street from the Plaza Casino Parcel and along Pacific Avenue in a portion of the block bound by Pacific Avenue, Mississippi Avenue, Atlantic Avenue and Missouri Avenue. Plaza Associates has constructed the Transportation Facility on the Plaza Garage Parcel. An enclosed pedestrian walkway from the parking garage accesses Trump Plaza at the casino level. Parking at the parking garage is available to Trump Plaza's guests, as well as to the general public.

  Plaza Associates leases, pursuant to the PHMC Lease, a parcel of land located on the northwest corner of the intersection of Mississippi and Pacific Avenues consisting of approximately 11,800 square-feet ("Additional Parcel 1") and owns another parcel on Mississippi Avenue adjacent to Additional Parcel 1 consisting of approximately 5,750 square-feet.

  Plaza Associates also owns five parcels of land, aggregating approximately 43,300 square-feet, and subleases one parcel consisting of approximately 3,125 square-feet. All of such parcels are contiguous and are located along Atlantic Avenue, in the same block as the Plaza Garage Parcel. They are used for signage and surface parking and are not encumbered by any mortgage liens other than that of the Plaza Mortgages.

  Warehouse Parcel. Plaza Associates owns a warehouse and office facility located in Egg Harbor Township, New Jersey, containing approximately 64,000 square-feet of space (the "Egg Harbor Parcel"). The Egg Harbor Parcel is encumbered by a first mortgage having an outstanding principal balance, as of December 31, 1996, of approximately $1.5 million and is encumbered by the Plaza Mortgage. This facility is currently being utilized by TCS.

  Trump Plaza East. In connection with the Taj Acquisition, Plaza Associates exercised its option to purchase the fee and leasehold interests comprising Trump Plaza East (the "Trump Plaza East Purchase Option") for a purchase price of $28.0 million. During the years ended December 31, 1994, 1995 and 1996, Plaza Associates incurred approximately $4.9 million, $3.8 million and $1.1 million, respectively, in expenses associated with its lease of Trump Plaza East. As of December 31, 1996, Plaza Associates had capitalized approximately $43.6 million in construction costs related to Trump Plaza East.

  In September 1993, Trump (as predecessor in interest to Plaza Associates under the lease for Trump Plaza East) entered into a sublease ("Time Warner Sublease") with Time Warner pursuant to which Time Warner subleased the entire first floor of retail space for a new Warner Brothers Studio Store which opened in July 1994. The Time Warner Sublease provides for a ten-year term which expires on the last day of the month immediately preceding the tenth anniversary of the commencement date and contains two five-year renewal options exercisable by Time Warner. Time Warner renovated the premises in connection with opening the studio store. Time Warner may terminate the Time Warner Sublease at any time after July 1996 in the event that gross sales for the store do not meet certain threshold amounts or at any time if Plaza Associates fails to operate a first-class hotel at Trump Plaza East.

  Trump World's Fair. Pursuant to the option to purchase Trump World's Fair (the "Trump World's Fair Purchase Option"), on June 12, 1995, using proceeds from the June 1995 Offerings, Plaza Associates acquired title to Trump World's Fair. Further, pursuant to an easement agreement with The New Jersey Sports and Exposition Authority ("NJSEA"), Plaza Associates has an exclusive easement over, in and through the portions of the Atlantic City Convention Center used as the pedestrian walkway connecting Trump Plaza's main tower and Trump World's Fair. The easement is for a 25-year term and may be renewed at the option of Plaza Associates for one additional 25-year period. In consideration of the granting of the easement, Plaza Associates must pay to NJSEA the sum of $2.0 million annually, such annual payment to be adjusted every five years to reflect changes in the consumer price index. Plaza Associates will have the right to terminate the easement agreement at any time upon six months' notice to NJSEA in consideration of a termination payment of $1,000,000. See "Executive Compensation--Compensation Committee Interlocks and Insider Participation--Certain Related Party Transactions--Plaza Associates" and "Business--Gaming and Other Laws and Regulations--New Jersey Gaming Regulations--Approved Hotel Facilities."

  Superior Mortgages. The liens securing the indebtedness on the Plaza Garage Parcel and the Egg Harbor Parcel (all of such liens are collectively called the "Existing Senior Plaza Mortgages") are each senior to the liens of the Plaza Mortgages. The principal amount currently secured by such Existing Senior Plaza Mortgages as of December 31, 1996 was, in the aggregate, approximately $3.4 million.

  Plaza Associates has financed or leased and from time to time will finance or lease its acquisition of furniture, fixtures and equipment. The lien in favor of any such lender or lessor may be superior to the liens of the Plaza Mortgages.

TAJ MAHAL

  Taj Associates currently owns the parcels of land which are used in connection with the operation of the Taj Mahal. Each of these parcels is encumbered by the mortgage securing the Trump AC Mortgage Notes.

  The Casino Parcel. The land comprising the site upon which the Taj Mahal is located consists of approximately 17 acres, which is bound by The Boardwalk to the south, Maryland Avenue to the east, Pennsylvania Avenue to the west and which extends to the north towards Pacific Avenue for approximately three-quarters of a city block on the western portion of the site and two-thirds of a city block on the eastern portion of the site. Construction was substantially completed and the Taj Mahal was opened to the public on April 2, 1990.

  Taj Entertainment Complex. In connection with the Taj Acquisition, Taj Associates purchased the Taj Entertainment Complex from Realty Corp. The Taj Entertainment Complex is a 20,000-square-foot multi-purpose entertainment complex known as the Xanadu Theater with seating capacity for approximately 1,200 people, which can be used as a theater, concert hall, boxing arena or exhibition hall.

  Steel Pier. In connection with the Taj Acquisition, Taj Associates purchased the pier located across The Boardwalk from the Taj Mahal (the "Steel Pier") from Realty Corp. Taj Associates initially proposed a concept to improve the Steel Pier, the estimated cost of which improvements was $30 million. Such concept was approved by the New Jersey Department of Environment Protection ("NJDEP"), the agency which administers the Coastal Area Facilities Review Act ("CAFRA"). A condition imposed on Taj Associates' CAFRA permit (which, in turn, is a condition of Taj Associates' casino license) initially required that Taj Associates begin construction of certain improvements on the Steel Pier by October 1992, which improvements were to be completed within 18 months of commencement. In March 1993, Taj Associates obtained a modification of its CAFRA permit providing for the extension of the required commencement and completion dates of the improvements to the Steel Pier for one year based upon an interim use of the Steel Pier for an amusement park. Taj Associates received additional one-year extensions of the required commencement and completion dates of the improvements of the Steel Pier based upon the same interim use of the Steel Pier as an amusement park pursuant to a sublease ("Pier Sublease") with an amusement park operator. The Pier Sublease terminates on December 31, 1997.

  Office and Warehouse Space. Taj Associates owns an office building located on South Pennsylvania Avenue adjacent to the Taj Mahal. In addition, Taj Associates, in April 1991, purchased for approximately $1.7 million certain facilities of Castle Associates which are presently leased to commercial tenants and used for office space and vehicle maintenance facilities. In connection with the Taj Acquisition, Taj Associates purchased from Realty Corp. a warehouse complex of approximately 34,500 square-feet.

  Taj Associates has entered into a lease with Trump-Equitable Company for the lease of office space in Trump Tower in New York City, which Taj Associates uses as a marketing office. The monthly payments under the lease had been $1,000, and the premises were leased at such rent for four months in 1992, the full twelve months in 1993 and 1994 and eight months in 1995. On September 1, 1995, the lease was renewed for a term of five years with an option for Taj Associates to cancel the lease on September 1 of each year, upon six months' notice and payment of six months' rent. Under the renewed lease, the monthly payments are $2,184.

  Parking. The Taj Mahal provides parking for approximately 5,200 cars of which 4,500 spaces are located in indoor parking garages and 700 surface spaces are located on land purchased from Realty Corp. in connection with the Taj Acquisition. In addition, Taj Associates entered into a lease agreement with Castle Associates to share its employee parking facilities. In connection with the Taj Mahal Expansion, Taj Associates intends to expand its self-parking facilities by approximately 2,400 spaces.

  Themed Restaurants. Hard Rock Cafe International (N.J.), Inc. ("Hard Rock") has entered into a fifteen-year lease (the "Hard Rock Cafe Lease") with Taj Associates for the lease of space at the Taj Mahal for a Hard Rock Cafe. The basic rent under the Hard Rock Cafe Lease is $750,000 per year, paid in equal monthly installments, for the first 10 years of the lease term, and will be $825,000 per year, paid in equal monthly installments, for the remaining 5 years of the lease term. In addition, Hard Rock will pay percentage rent in an amount equal to 10% of Hard Rock's annual gross sales in excess of $10,000,000. Hard Rock has the right to terminate the Hard Rock Cafe Lease on the tenth anniversary thereof and also has the option to extend the term of the lease for an additional five year period at an annual basic rent of $907,500 during such renewal term. The Hard Rock Cafe opened in November 1996.

  All Star Cafe, Inc. ("All Star") has entered into a twenty-year lease (the "All Star Cafe Lease") with Taj Associates for the lease of space at the Taj Mahal for an All Star Cafe. The basic rent under the All Star Cafe Lease is $1.0 million per year, paid in equal monthly installments. In addition, All Star will pay percentage rent in an amount equal to the difference, if any, between (i) 8% of All Star's gross sales made during each calendar month during the first lease year, 9% of All Star's gross sales made during each calendar month during the second lease year and 10% of All Star's gross sales made during each calendar month during the third through the twentieth lease years, and (ii) one-twelfth of the annual basic rent. The All Star Cafe opened in March 1997.

TRUMP'S CASTLE

  The Casino Parcel. Trump's Castle is located in the Marina on an approximately 14.7 acre triangular-shaped parcel of land, which is owned by Castle Associates in fee, located at the intersection of Huron Avenue and Brigantine Boulevard directly across from the Marina, approximately two miles from The Boardwalk.

  Trump's Castle has approximately 76,100 square-feet of gaming space which accommodates 93 table games (including 6 poker tables), 2,339 slot machines and race simulcasting facilities. In addition to the casino, Trump's Castle consists of a 27-story hotel with 728 guest rooms, including 185 suites, of which 99 are "Crystal Tower" luxury suites. Renovation of 300 of the guest rooms was completed in 1995 and 210 additional guest rooms were renovated in 1996. The facility also offers eight restaurants, a 460-seat cabaret theater, two cocktail lounges, 58,000 square-feet of convention, ballroom and meeting space, a swimming pool, tennis courts and a sports and health club facility. Trump's Castle has been designed so that it can be enlarged in phases into a facility containing 2,000 rooms and a 1,600-seat cabaret theater. Trump's Castle also has a nine-story garage providing on-site parking for approximately 3,000 vehicles and a helipad which is located atop the parking garage, making Trump's Castle the only Atlantic City casino with access by land, sea and air.

  During 1995 and 1996, Trump's Castle replaced over 46% of the slot machines on its casino floor with new, more popular models and upgraded its computerized slot tracking and slot marketing system. In 1994, Trump's Castle added 153 slot machines, completed a 3,000 square-foot expansion to its casino which enabled Trump's Castle to accommodate the addition of simulcast race track wagering and expended in excess of $2 million on renovations to its hotel facility. The casino expansion also increased casino access and casino visibility for hotel patrons. In 1993, Trump's Castle completed the construction of a Las Vegas-style marquee and reader board, the largest of its kind on the East Coast.

  The Marina. Pursuant to an agreement with the New Jersey Division of Parks and Forestry (the "Marina Agreement"), Castle Associates in 1987 began operating and renovating the marina at the Marina, including docks containing approximately 645 slips. An elevated pedestrian walkway connecting Trump's Castle to a two-story building at the marina was completed in 1989. Castle Associates constructed the two-story building, which contains a 240-seat restaurant and offices as well as a snack bar and a large nautical theme retail store. Pursuant to the Marina Agreement and a certain lease between the State of New Jersey, as landlord, and Castle Associates, as tenant, dated as of September 1, 1990 (the "Marina Lease"), Castle Associates commenced leasing the marina and the improvements thereon for an initial term of twenty-five years. The lease is a net lease pursuant to which Castle Associates, in addition to the payment of annual rent equal to the greater of (i) a certain percentage of gross revenues of Castle Associates from operation of the marina during the lease year and (ii) minimum base rent of $300,000 annually (increasing every five years to $500,000 in 2011), is responsible for all costs and expenses related to the premises, including but not limited to, all maintenance and repair costs, insurance premiums, real estate taxes, assessments and utility charges. Any improvements made to the marina (which is owned by the State of New Jersey), excluding the elevated pedestrian walkway, automatically become the property of the State of New Jersey upon their completion. It is anticipated that the Marina Lease will be renegotiated in connection with the Trump's Castle Expansion.

  The Parking Parcel. Castle Associates also owns an employee parking lot located on Route 30, approximately two miles from Trump's Castle, which can accommodate approximately 1,000 cars.

INDIANA RIVERBOAT

  See "Business --Indiana Riverboat."

ITEM 3. LEGAL PROCEEDINGS.

  General. THCR and certain of its employees have been involved in various legal proceedings. Such persons are vigorously defending the allegations against them and intend to contest vigorously any future proceedings. In general, THCR has agreed to indemnify such persons against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings.

  Plaza Associates. From monies made available to it, the CRDA is required to set aside $100 million for investment in hotel development projects in Atlantic City undertaken by casino licensees which result in the construction or rehabilitation of at least 200 hotel rooms by December 31, 1996. These investments are to fund up to 35% of the cost to casino licensees of such projects. See "Business--Gaming and Other Laws and Regulations--New Jersey Gaming Regulations--Investment Alternative Tax Obligations." Plaza Associates made application for such funding to the CRDA with respect to its proposed construction and rehabilitation of the Trump Plaza East hotel rooms and related Boardwalk and second level facilities, proposed demolition of an existing hotel expansion structure attached thereto and development of an appurtenant public park, roadway and parking area on the site thereof and proposed acquisition of the entire project site.

  The CRDA, in rulings through January 10, 1995, approved the hotel development project and, with respect to same, reserved to Plaza Associates the right to take investment tax credits in an amount equal to 27% ($14.1 million) of $52.4 million of eligible estimated project development costs. In October 1994, following a September 1994 CCC ruling authorizing the same, Plaza Associates advised the CRDA of its intention to, without affecting either the project development costs or the tax credits, locate approximately 15,000 square feet of casino space on the second floor of Trump Plaza East and was advised by the CRDA that its proposed use of such space would not affect the approval of the hotel development project.

  As part of its approval and on the basis of its powers of eminent domain, the CRDA, during 1994, initiated five condemnation proceedings in the Superior Court of New Jersey, Atlantic County, to acquire certain small parcels of land within the project site. The defendants in three of those matters, with respect to parcels which impact only the public park and parking areas, Casino Reinvestment Development Authority v. Banin, et al., Docket No. ATL-L-2676-94, Casino Reinvestment Development Authority v. Sabatini, et al., Docket No. ATL-L-2976-94, and Casino Reinvestment Development Authority v. Coking, et al., Docket No. ATL-L-2974-94, asserted numerous defenses to the condemnation complaints and filed counterclaims against CRDA and third-party complaints against Plaza Associates alleging, inter alia, an improper exercise of CRDA power for private purposes and conspiracy between the CRDA and Plaza Associates. After the filing of briefs and a hearing, a New Jersey Superior Court judge issued an opinion that the Trump Plaza East acquisition and renovation was not eligible for CRDA funding and, as a result, the CRDA could not exercise its power of eminent domain because the project included casino floor space. The court, by order dated April 18, 1995, dismissed the condemnation complaints with prejudice. On April 17, the same judge dismissed the counterclaims and third-party complaints without prejudice. Notices of appeal were filed with the New Jersey Superior Court, Appellate Division, on April 21, 1995 by the CRDA and on April 24, 1995 by Plaza Associates. On May 1, 1995, the Casino Association of New Jersey on behalf of its members, 11 of the 12 Atlantic City casino hotels, filed a motion to intervene or, in the alternative, for leave to appear as an amicus curiae. Briefs were filed by all parties and oral arguments occurred in April 1996. In November 1996, the Appellate Division unanimously held that the acquisition and renovation of Trump Plaza East were eligible for CRDA funding and remanded the matter to the trial court to conduct the condemnation proceedings. The defendants have petitioned the New Jersey Supreme Court for certification, which petition is currently pending.

  Plaza Associates believes it has been successful in establishing, based in part on the March 29, 1995 opinion of the New Jersey Office of Legislative Services, which serves as legal counsel to the New Jersey State Legislature, that N.J.S.A. 5:12-173.8 empowered the CRDA to approve and fund projects such as Trump Plaza East and, in part, on the fact that Section 173.8 expressly exempts hotel development projects from the statutory limitation with respect to any CRDA investment or project which directly and exclusively benefits the casino hotel or related facility.

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

  On October 13, 1993, a final judgment as to Trump and Plaza Associates was filed. That judgment dismissed each and every claim against Trump and Plaza Associates. The case remained open as to final resolution of all claims between BPI and BPHC. Following the entry of a subsequent judgment as to those claims, BPHC and BPI have settled all claims between them. BPHC is pursuing its appeal as to Trump and Plaza Associates but only as to its money damages claims of interference with contract and prospective economic advantage and of inducing BPI to breach its fiduciary duty to BPHC. All other claims raised in the Complaint as to Trump and Plaza Associates and dismissed by the October 13, 1993 judgment have been finally determined in favor of Trump and Plaza Associates. All briefs due in connection with BPHC's appeal were filed and the appeal was argued in March 1997. A decision is expected in the near future.

  Taj Associates. On March 29, 1990, Taj Associates entered into a Lease Agreement (the "Taj Lease Agreement") with the City of Atlantic City for a term of seven years, subject to the explicit prior approval of the NJDEP to continue to use the land beyond April 2, 1992, pursuant to which Taj Associates leased a parcel of land containing approximately 1,300 spaces for employee intercept parking at a cost of approximately $1.0 million per year. In addition, Taj Associates has expended in excess of $1.4 million in improving the site. The permit under which the lease is operated was issued by NJDEP on December 20, 1989 for five years and contains several conditions, one of which required Taj Associates to find another location "off-island" for employee parking by April 2, 1992. NJDEP extended this condition for two successive one-year periods through April 2, 1994. On November 14, 1994, as a result of the non-renewal of the permit, Taj Associates notified Atlantic City that the Taj Lease Agreement had become inoperative and was therefore being canceled as of December 20, 1994. Taj Associates subsequently obtained "off-island" parking with Castle Associates sufficient to meet its employee parking requirements. Atlantic City has indicated in a letter to Taj Associates that it contests the cancellation of the Taj Lease Agreement and claims certain extensions to the permit apply, to which Taj Associates does not agree. No legal proceedings have been commenced by Atlantic City to date.

  Taj Associates was also a party to an administrative proceeding involving allegations that it had violated certain provisions of the Casino Control Act. In June 1996, Taj Associates entered into a stipulation and settlement with the Division. The final outcome of this proceeding did not have a material adverse effect on Taj Associates or on its ability to otherwise retain or renew any casino or other licenses required under the Casino Control Act for the operation of the Taj Mahal.

  Trump Indiana. Commencing in early 1994, Trump Indiana (which was then wholly owned by Trump), through its Indiana counsel, had discussions with eight Indiana residents regarding the potential purchase by such residents of non-voting stock of Trump Indiana, representing a total of 7.5% of the equity in Trump Indiana. The purchase price of the stock was to have been paid with a promissory note secured by the stock purchased, although the purchase price and other material terms of the proposed purchase were never agreed upon. Such discussions did not result in an agreement for, or the purchase of, any stock by the residents. It was subsequently determined to include Trump Indiana as a wholly owned subsidiary of THCR Holdings in connection with the June 1995 Offerings. The residents then asserted a right to purchase stock in Trump Indiana. Trump Indiana and THCR did not agree with the residents' assertions of any such rights with respect to the stock of Trump Indiana or otherwise, and so advised the residents. Although discussions had been ongoing with respect to the resolution of this matter, on March 29, 1996, in the matter entitled Keshav D. Aggarwal, et al. v. Donald J. Trump, Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Indiana, Inc., such residents filed a complaint with respect to this matter in the United States District Court, Southern District of Indiana, seeking, among other things, compensatory and punitive damages in an unspecified amount, and that the court order the defendants to transfer ownership of 7.5% of Trump Indiana to the plaintiffs. Trump, THCR, THCR Holdings and Trump Indiana filed an answer to the complaint on May 31, 1996. THCR and the other defendants intend to vigorously contest the allegations against them. Further, management believes that the resolution of these claims will not have a material adverse effect on THCR.

  Castle Acquisition. On August 14, 1996, certain stockholders of THCR filed two derivative actions in the Court of Chancery in Delaware (Civil Action Nos. 15148 and 15160) (the "Delaware cases") against each of the members of the Board of Directors of THCR, THCR, THCR Holdings, Castle Associates and TCI-II. The plaintiffs claim that the directors of THCR breached their fiduciary duties in connection with the Castle Acquisition by purchasing those interests at an excessive price in a self-dealing transaction. The complaint sought to enjoin the transaction, and also sought damages and an accounting. The injunction was never pursued.

  On October 16, 1996, a stockholder of THCR filed a derivative action in the United States District Court, Southern District of New York (96 Civ. 7820) against each member of the Board of Directors of THCR, THCR, THCR Holdings, Castle Associates, TCI, TCI-II, TCHI and Salomon Brothers Inc ("Salomon"). The plaintiff claims that certain of the defendants breached their fiduciary duties and engaged in ultra vires acts in connection with the Castle Acquisition and that Salomon was negligent in the issuance of its fairness opinion with respect to the Castle Acquisition. The Plaintiff also alleges violations of the federal securities laws for alleged omissions and misrepresentations in THCR's proxies, and that Trump, TCI-II and TCHI breached the acquisition agreement by supplying THCR with untrue information for inclusion in the proxy statement delivered to THCR's stockholders in connection with the Castle Acquisition. The plaintiff seeks removal of the directors of THCR, an injunction, rescission and damages.

  The Delaware cases were recently dismissed in Delaware and amended and refiled in the Southern District of New York. These cases have subsequently been consolidated with the federal action for all purposes, including pretrial proceedings and trial. On or about January 17, 1997, the plaintiffs filed their Consolidated Amended Derivative Complaint (the "First Amended Complaint"), reflecting the consolidation. On or about March 24, 1997, the plaintiffs filed their Second Consolidated Amended Derivative Complaint (the "Second Amended Complaint"). In addition to the allegations made in the First Amended Complaint, the Second Amended Complaint claims that certain of the defendants breached their fiduciary duties and wasted corporate assets in connection with the previously contemplated transaction with Colony Capital. The Second Amended Complaint also includes claims against Colony Capital for aiding and abetting certain of those violations. In addition to the relief sought in the First Amended Complaint, the Second Amended Complaint sought to enjoin the previously contemplated transaction with Colony Capital or, if it was effectuated, to rescind it. On March 27, 1996 THCR and Colony Capital mutually agreed to end negotiations with respect to such transaction. THCR and at least certain other defendants intend to move to dismiss the action shortly.

  THCR believes that the suits are without merit and intend to contest vigorously the allegations against them. At this early stage, however, no opinion can be expressed as to the likely outcome of these actions.

  Other Litigation. On March 13, 1997, THCR filed a lawsuit in the United States District Court, District of New Jersey, against Mirage Resorts Incorporated, the State of New Jersey, the New Jersey Department of Transportation, the South Jersey Transportation Authority, the CRDA, the New Jersey Transportation Trust Fund Authority, and others. THCR is seeking declaratory and injunctive relief to recognize and prevent violations by the defendants of the casino clause of the New Jersey State Constitution and various federal securities and environmental laws relating to proposed infrastructure improvements in the Marina. The outcome of this action may affect management's decision to pursue and complete the Taj Mahal Expansion and the Trump's Castle Expansion.

  Various legal proceedings are now pending against THCR. Management considers all such proceedings to be ordinary litigation incident to the character of its business. Management believes that the resolution of these claims will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

  From time to time, Plaza Associates, Taj Associates, Castle Associates and Trump Indiana may be involved in routine administrative proceedings involving alleged violations of certain provisions of the Casino Control Act and the Riverboat Gambling Act, as the case may be. However, management believes that the final outcome of these proceedings will not, either individually or in the aggregate, have a material adverse effect on THCR or on the ability of Plaza Associates, Taj Associates, Castle Associates or Trump Indiana to otherwise retain or renew any casino or other licenses required under the Casino Control Act or the Indiana Riverboat Act, as the case may be, for the operation of Trump Plaza, the Taj Mahal, Trump's Castle and Trump Indiana, respectively.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted by THCR to its security holders for a vote during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The THCR Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "DJT." The initial public offering price of the THCR Common Stock was $14.00 per share on June 7, 1995. The following table reflects the high and low sales prices of the THCR Common Stock as reported by the NYSE.

                                                                 HIGH     LOW
                                                                ------- -------
   1995
   ----
   First quarter............................................... N/A     N/A
   Second quarter (from June 7, 1995).......................... $14 1/4 $11 3/8
   Third quarter............................................... $19 3/4 $13
   Fourth quarter.............................................. $21 5/8 $14
   1996
   ----
   First quarter............................................... $29 1/4 $18 7/8
   Second quarter.............................................. $35 1/2 $25 1/2
   Third quarter............................................... $28 3/4 $21 7/8
   Fourth quarter.............................................. $24 7/8 $11 3/8
   1997
   ----
   First quarter (through March 25, 1997)...................... $13 1/8 $ 8 3/4

  As of March 25, 1997 there were approximately 538 holders of record of THCR Common Stock.

  Trump is the sole beneficial owner of all 1,000 outstanding shares of THCR's Class B Common Stock, par value $.01 per share (the "THCR Class B Common Stock"). No established trading market exists for the THCR Class B Common Stock and Trump has been the beneficial owner of all THCR Class B Common Stock since its issuance. The THCR Class B Common Stock has no right to receive any dividend or other distribution (other than certain distributions upon liquidation) with respect to the equity of THCR.

  THCR has never paid a dividend on the THCR Common Stock and does not anticipate paying one in the foreseeable future. The payment of any future dividends will be at the discretion of the THCR Board of Directors and will depend upon, among other things, THCR's financial condition and capital needs, legal restrictions on the payment of dividends, contractual restrictions in financing agreements and on other factors deemed pertinent by the THCR Board of Directors. It is the current policy of the THCR Board of Directors to retain earnings, if any, for use in THCR's subsidiaries' operations (except as set forth in the partnership agreement governing THCR Holdings) and THCR otherwise has no current intention of paying dividends to the holders of THCR Common Stock. In addition, the Trump AC Mortgage Note Indenture and the Senior
Note Indenture contain certain covenants, including, without limitation, covenants with respect to limitations on the payment of dividends, which limitations would limit THCR's ability to obtain funds from THCR Holdings with which to pay dividends. Pursuant to these indentures, there are restrictions on the payment of dividends unless, among other things, (i) no default or event of default has occurred and is continuing under the indenture, (ii) certain entities meet certain consolidated financial ratios and (iii) the total amount of the dividends does not exceed certain amounts specified in the indentures.

ITEM 6. SELECTED FINANCIAL DATA.

  The following table sets forth certain historical consolidated financial information of Trump AC and Plaza Associates (predecessors of THCR) for each of the years ended December 31, 1992 through 1994 and for the period January 1, 1995 through June 12, 1995 and certain historical consolidated financial information of THCR for the period from inception (June 12, 1995) to December 31, 1995 (see Note 1 below) and for the year ended December 31, 1996 (see Note 2 below). All financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations of THCR," and the consolidated and condensed financial statements and the related notes thereto included elsewhere in this Form 10-K.

                                TRUMP AC AND PLAZA ASSOCIATES                       THCR
                          --------------------------------------------- ----------------------------
                                                                         FROM INCEPTION
                                                                        JUNE 12, 1995 TO
                                                             FROM       DECEMBER 31, 1995
                           YEARS ENDED DECEMBER 31,     JANUARY 1, 1995     (NOTE 1)      YEAR ENDED
                          ----------------------------      THROUGH     -----------------  DECEMBER
                            1992      1993      1994     JUNE 12, 1995        1995         31, 1996
                          --------  --------  --------  --------------- ----------------- ----------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS
 DATA:
Revenues:
 Gaming.................  $265,448  $264,081  $261,451     $122,865          $175,208     $  883,441
 Other..................    73,270    69,203    66,869       29,523            44,659        205,980
 Trump World's Fair
  (formerly Trump
  Regency Hotel)........     9,465       --        --           --                --             --
                          --------  --------  --------     --------        ----------     ----------
 Gross revenues.........   348,183   333,284   328,320      152,388           219,867      1,089,421
 Promotional allowances.    34,865    32,793    33,257       14,540            24,394        113,134
                          --------  --------  --------     --------        ----------     ----------
 Net revenues...........   313,318   300,491   295,063      137,848           195,473        976,287
                          --------  --------  --------     --------        ----------     ----------
Costs and expenses:
 Gaming.................   146,328   136,895   139,540       69,467            95,533        537,341
 Other..................    23,670    24,778    23,380        9,483            14,449         60,063
 General and
  administrative........    75,459    71,624    73,075       30,081            42,826        201,390
 Depreciation and
  amortization..........    15,842    17,554    15,653        6,999             9,219         69,035
 Pre-opening............       --        --        --           --                --          13,839
 Restructuring charges..     5,177       --        --           --                --             --
 Trump World's Fair
  (formerly Trump
  Regency Hotel)........    11,839       --        --           --                --             --
                          --------  --------  --------     --------        ----------     ----------
 Total costs and
  expenses..............   278,315   250,851   251,648      116,030           162,027        881,668
                          --------  --------  --------     --------        ----------     ----------
Income from operations..    35,003    49,640    43,415       21,818            33,446         94,619
Interest expense, net...   (31,356)  (39,889)  (48,219)     (22,113)          (31,273)      (139,530)
Other non-operating
 (expense) income(a)....    (1,462)   (3,873)   (4,931)      (1,649)           (4,094)        14,869
Loss in joint venture...       --        --        --           --                --            (925)
Extraordinary (loss)
 gain(b)................   (38,205)    4,120       --        (9,250)              --         (60,732)
Minority interest.......       --        --        --           --                --          26,022
(Provision) benefit for
 income taxes...........       233      (660)      865          161               --             --
                          --------  --------  --------     --------        ----------     ----------
Net income (loss).......  $(35,787) $  9,338  $ (8,870)    $(11,033)        $  (1,921)    $  (65,677)
                          ========  ========  ========     ========        ==========     ==========
Net (loss) per common
 share(c)...............                                                         $.19         $(3.27)
                                                                                 ====         ======
Average Shares
 Outstanding............                                                   10,133,333     20,081,122
BALANCE SHEET DATA (AT
 END OF PERIOD):
Cash and cash
 equivalents............  $ 18,802  $ 14,393  $ 11,144     $ 28,125          $ 19,208     $  175,749
Property and equipment,
 net....................   300,266   293,141   298,354      301,316           408,231      2,009,261
Total assets............   370,349   374,498   375,643      394,085           584,545      2,455,436
Total long-term debt,
 net of current
 maturities.............   249,723   395,948   403,214      331,142           494,471      1,713,425
Preferred partnership
 interest...............    58,092       --        --           --                --             --
Minority interest.......       --        --        --           --                --         172,604
Total capital (deficit).    11,362   (54,710)  (63,580)     (74,613)           50,591        388,095

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

Note 2: On April 17, 1996, a subsidiary of THCR was merged with and into THCR Holding Corp. which represented 50% of the economic interest in Taj Associates. Trump held the remaining 50% interest in Taj Associates and contributed such interest in Taj Associates to Trump AC in exchange for limited partnership interests in THCR Holdings. All of the outstanding shares of THCR Holding Corp. Class C Common Stock held by Trump were canceled and all of the outstanding shares of THCR Holding Corp. Class B Common Stock were redeemed in connection with the Taj Acquisition. In connection with the Taj Acquisition, Taj Associates became a wholly owned subsidiary of Trump AC. On October 7, 1996, THCR Holdings acquired from Trump all of the outstanding equity of Castle Associates. Therefore, the financial data as of December 31, 1996 and for the year ended December 31, 1996 reflect the operations of THCR and Plaza Associates for the full year, Taj Associates for the period from April 17, 1996 to December 31, 1996, Castle Associates from October 7, 1996 to December 31, 1996, and Trump Indiana for the period June 8, 1996 (the opening date of the Indiana Riverboat) to December 31, 1996.
(a) Other non-operating expense for 1992 includes $1.5 million of costs associated with certain litigation. Other non-operating expense for the years ended December 31, 1993, 1994, for the period January 1, 1995 through June 12, 1995 and for the period June 12, 1995 through December 31, 1995 includes $3.9 million, $4.9 million, $1.6 million and $2.1 million, respectively, of real estate taxes and leasing costs associated with Trump Plaza East. Other non-operating income (expense) for the year ended December 31, 1995, also includes $2.0 million in costs associated with Trump World's Fair. Other non-operating income for the year ended December 31, 1996 includes $15.0 million license fee revenue.
(b) The extraordinary loss for the year ended December 31, 1992 consists of the effect of stating Plaza Funding's preferred stock issued at fair value as compared to the carrying value of these securities and the write off of certain deferred financing charges and costs. The excess of the carrying value of a note obligation over the amount of the settlement payment net of related prepaid expenses in the amount of $4,120,000 has been reported as an extraordinary gain for the year ended December 31, 1993. The extraordinary loss of $9,250,000 for the period from January 1, 1995 through June 12, 1995 relates to the redemption of the Plaza PIK Notes and Plaza PIK Note Warrants and the write off of related unamortized deferred financing costs. The extraordinary loss for the year ended December 31, 1996 of $59.1 million relates to the redemption of the Plaza Notes and Plaza PIK Note Warrants and the write-off of unamortized deferred financing costs of $1.6 million for redemption of $10.0 million of Senior Notes.
(c) Earnings per share is based upon average shares outstanding, shares and phantom stock units awarded to the Chief Executive Officer of THCR under the 1995 Stock Plan (as defined) and common stock equivalents, if dilutive, represents net income (loss) divided by such amounts. The shares of THCR Class B Common Stock owned by Trump have no economic interest and, therefore, are not considered.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

  The Third Amended and Restated Agreement of Limited Partnership of THCR Holdings, as amended, provides that all business activities of THCR must be conducted by THCR Holdings or subsidiary partnership or corporations. As a result of the June 1995 Offerings, the Taj Acquisition and the Castle Acquisition, THCR's results of operations are primarily those of Plaza Associates, Taj Associates, Trump Indiana and Castle Associates and the results of operations included in the Statement of Operations reflect Plaza Associates' results of operations for the twelve month period ended December 31, 1996, Taj Associates' results of operations for the period April 17, 1996 to December 31, 1996, Trump Indiana's results of operations from June 8, 1996 to December 31, 1996 and Castle Associates' results of operations from October 7, 1996 to December 31, 1996.

  THCR and THCR Holdings commenced operations on June 12, 1995 and, therefore, there are no comparable results for years prior to 1995, although THCR Holdings had incurred certain expenses including interest on the Senior Notes, and Trump Indiana had incurred significant expenses relating to the development of the Indiana Riverboat. As a result, the results of operations for the years ended December 31, 1995 and 1994 are those of Plaza Associates.

  THCR had a loss per share of $3.27 for the twelve months ended December 31, 1996, based on 20,081,122 weighted average shares outstanding. Assuming the conversion of Trump's interest in THCR Holdings, which was convertible into 13,918,723 shares of THCR Common Stock at December 31, 1996, loss per share would have been $3.15 for the twelve months ended December 31, 1996, based on 29,107,085 weighted average shares outstanding.

  The following table includes selected data of Plaza Associates and Taj Associates (since date of acquisition), Trump Indiana (since the opening of the Indiana Riverboat) and Castle Associates (since its date of acquisition), for the year ended December 31, 1996 and of Plaza Associates for the year ended December 31, 1995:

                                                     YEAR ENDED DECEMBER 31,
                          -----------------------------------------------------------------------------
                             1995       1996       1996        1996      1996      1996        1996
                            PLAZA      PLAZA       TAJ       TRUMP AC    TRUMP    CASTLE       THCR
                          ASSOCIATES ASSOCIATES ASSOCIATES CONSOLIDATED INDIANA ASSOCIATES CONSOLIDATED
                          ---------- ---------- ---------- ------------ ------- ---------- ------------
                                                          (IN MILLIONS)
Revenues:
 Gaming.................    $298.1     $368.9     $383.3      $752.2     $80.7    $ 50.5     $  883.4
 Other..................      74.2      105.7       85.3       191.0       2.3      12.7        206.0
                            ------     ------     ------      ------     -----    ------     --------
  Gross Revenue.........     372.3      474.6      468.6       943.2      83.0      63.2      1,089.4
Less: Promotional Allow-
 ance...................      39.0       56.3       48.1       104.4       0.3       8.4        113.1
                            ------     ------     ------      ------     -----    ------     --------
  Net Revenue...........     333.3      418.3      420.5       838.8      82.7      54.8        976.3
                            ------     ------     ------      ------     -----    ------     --------
Costs and Expenses:
 Gaming.................     164.8      223.9      230.0       453.9      50.8      32.7        537.4
 Pre Opening............       --         4.1        0.0         4.1       9.7       --          13.8
 General & Administra-
  tion..................      71.9       91.1       64.2       155.3      15.8      17.1        201.4
 Depreciation & Amorti-
  zation................      16.2       23.0       37.8        60.9       2.8       4.8         69.0
 Other..................      20.6       29.9       26.2        56.1       1.3       2.7         60.1
                            ------     ------     ------      ------     -----    ------     --------
   Total Costs and Ex-
    pense...............     273.5      372.0      358.2       730.3      80.4      57.3        881.7
                            ------     ------     ------      ------     -----    ------     --------
Income from Operations..      59.8       46.3       62.3       108.5       2.3      (2.5)        94.6
                            ------     ------     ------      ------     -----    ------     --------
Non-Operating Income
 (Expense)..............      (4.7)       4.9       10.7        16.6       0.8       0.2         26.0
Interest Expense........     (44.3)     (47.1)     (67.4)     (114.5)     (8.9)    (11.5)      (150.7)
                            ------     ------     ------      ------     -----    ------     --------
 Total Non-Operating Ex-
  pense.................     (49.0)     (42.2)     (56.7)      (97.9)     (8.1)    (11.3)      (124.7)
                            ------     ------     ------      ------     -----    ------     --------
Loss in Joint Venture...       --         --         --          --       (0.9)      --          (0.9)
Extraordinary Loss......      (9.3)     (59.1)       --        (59.1)      --        --         (60.7)
                            ------     ------     ------      ------     -----    ------     --------
Net Income (Loss) Before
 Minority Interest......    $  1.5     $(55.0)    $  5.6      $(48.5)    $(6.7)   $(13.8)       (91.7)
                            ======     ======     ======      ======     =====    ======
Minority Interest.......                                                                         26.0
                                                                                             --------
Net Loss................                                                                     $  (65.7)
                                                                                             ========

  Gaming revenues were $883.4 million for the year ended December 31, 1996, an increase of $585.3 million or 196.3% from gaming revenues of $298.1 million for 1995. This increase in gaming revenues consists of $383.3 million from Taj Associates since the date of acquisition, $80.7 million from Trump Indiana since the opening of the Indiana Riverboat on June 8, 1996 and $50.5 million from Castle Associates since its date of acquisition, in addition to an increase in Plaza Associates table games and slot revenues. Management believes that Plaza Associates' 23.8% increase in gaming revenues is primarily due to the May 1996 opening of Trump World's Fair, the February 1996 opening of Trump Plaza East, the availability of additional hotel rooms at both Trump World's Fair and Trump Plaza East, as well as management's marketing initiatives.

  Slot revenues were $564.9 million for the year ended December 31, 1996, an increase of $363.2 million or 180.1% from slot revenues of $201.7 million for 1995. This increase in slot revenues is directly attributable to the acquisition of Taj Associates which contributed $206.2 million, the opening of the Indiana Riverboat which contributed $58.3 million, and the acquisition of Castle Associates which contributed $35.6 million. Plaza Associates slot revenues were $264.8 million for the year ended December 31, 1996, an increase of $63.1 million or 31.3% from slot revenues of $201.7 million for the year ended December 31, 1995. Plaza Associates' increase is due to the addition of 1,865 slot machines at Trump World's Fair and Trump Plaza East, as well as management's marketing programs.

  Table games revenues were $303.3 million for the year ended December 31, 1996, an increase of $206.9 million or 214.6% from $96.4 million for 1995. This increase in table revenues is attributable to the acquisition of Taj Associates which contributed $161.9 million in table games revenues with a corresponding $942.5 million of table games drop (i.e., the dollar value of chips purchased), $22.4 million from the Indiana Riverboat and $14.9 million from Castle Associates since its date of acquisition. Plaza Associates' table games revenue of $104.1 million for the year ended December 31, 1996, increased by $7.7 million or 8.0% from 1995. Plaza Associates' increase is primarily due to an increase in table games drop by 9.6% for the year ended December 31, 1996.

  During the year ended December 31, 1996, gaming credit extended to customers was approximately 24.2% of overall table play. This reflects Taj Associates' gaming credit which was approximately 30.7% of overall table play since its date of acquisition in addition to Plaza Associates' gaming credit which accounted for 17.4% of Plaza Associates' overall table play. At December 31, 1996, Plaza Associates' gaming receivables amounted to approximately $11.7 million, an increase of approximately $2.1 million from 1995, with allowances for doubtful gaming receivables of approximately $5.9 million, a decrease of $2.0 million from 1995. The increase over the prior year directly reflects Taj Associates' $41.0 million of gaming receivables at December 31, 1996, with an allowance for doubtful gaming receivables of $10.9 million. Additionally, Castle Associates' gaming credit was approximately 30.6% of overall table play since the date of the Castle Acquisition, while Trump Indiana issued gaming credit of approximately 11.0% of overall table play since the opening of the Indiana Riverboat.

  In addition to table games and slot revenues, Taj Associates' poker/race simulcasting/ keno operations generated approximately $13.1 million in poker revenue, $1.0 million in race simulcasting revenue, and $1.1 million in keno revenue since its acquisition date.

  Other revenues were $206.0 million for the year ended December 31, 1996, an increase of $131.8 million or 177.6% from other revenues of $74.2 million for 1995. Other revenues include revenues from rooms, food and beverage and miscellaneous items. The increase in other revenue primarily is attributable to the acquisition of Taj Associates which generated $85.3 million since its acquisition date, $2.3 million from Trump Indiana, which has no rooms revenue and $12.7 million from Castle Associates since its date of acquisition. Plaza Associates' other revenue was $105.7 million for the year ended December 31, 1996, an increase of $31.5 million or 42.5% from 1995. Plaza Associates' increase reflects the additional rooms at Trump Plaza East and Trump World's Fair as well as increases in rooms, food and beverage revenues attendant to increased levels of gaming activity due in part to increased promotional activities.

  Promotional allowances were $113.1 million for the year ended December 31, 1996, an increase of $74.1 million or 190.0% from promotional allowances of $39.0 million for the year ended December 31, 1995. Taj Associates generated $48.1 million in promotional allowances since its acquisition date, Trump Indiana generated $0.3 million and Castle Associates generated $8.4 million in promotional allowances since its date of acquisition. Plaza Associates experienced an increase in promotional allowances to $56.3 million or 44.4% from promotional allowances of $39.0 million in 1995. Plaza Associates' increase is attributable primarily to the additional rooms at Trump World's Fair and Trump Plaza East as well as the addition of three restaurants at Trump World's Fair, and increases in marketing initiatives during the year ended December 31, 1996.

  Gaming costs and expenses were $537.4 million for the year ended December 31, 1996, an increase of $372.6 million or 226.1% from $164.8 million for 1995. This increase in gaming costs and expenses was primarily attributable to Taj Associates which generated $230.0 million since its date of acquisition, $50.8 million from the Indiana Riverboat and $32.7 million from Castle Associates since its date of acquisition. Gaming costs and expenses for Plaza Associates were $223.9 million, an increase of $59.1 million or 35.9% from $164.8 million for 1995. Plaza Associates' increase is primarily due to increased promotional and operating expenses as well as taxes associated with increased levels of gaming revenues from 1995.

  General and administrative expenses were $201.4 million for the year ended December 31, 1996, an increase of $125.2 million or 164.3% from general and administrative expenses of $76.2 million for 1995. This increase is primarily due to the acquisition of Taj Associates which recorded $64.2 million in general and administrative expenses since its acquisition, $15.8 million from Trump Indiana, which includes a $2.0 million management fee payable to THCR Holdings, an increase of $15.0 million from 1995 due to its commencement of operations in June 1996, and $17.1 million from Castle Associates since its date of acquisition. THCR (unconsolidated) had general and administrative expenses of $15.2 million, an increase of $11.7 million from the period since inception, June 12, 1995 to December 31, 1995. This increase is attributable to a full year of operations, including compensation awards. Plaza Associates' increase of $19.2 million over 1995 is due in part to expenses associated with the Trump Plaza East and Trump World's Fair.

  Pre-opening expenses of $4.1 million were incurred by Plaza Associates and reflect the costs associated with the opening Trump World's Fair in 1996. Trump Indiana incurred $9.7 million of pre-opening expenses for the year ended December 31, 1996, $2.4 million of which is due to its 50% share of the losses of the joint venture with Barden. Additionally, Trump Indiana incurred $1.1 million of one-time start-up costs associated with the opening, which is included in general and administrative expenses.

  Other expenses were $60.1 million for the year ended December 31, 1996, an increase of $39.5 million or 191.7% from 1995. Other expenses include costs associated with operating Trump Plaza's, Taj Mahal's and Trump's Castle's hotels as well as the Indiana Riverboat. The increase over the prior year reflects Taj Associates' $26.2 million of other expenses since its date of acquisition, $1.3 million of food and beverage expense from Trump Indiana since its opening and $2.7 million of operating expense from Castle Associates since its acquisition. Plaza Associates' other expenses increased by $9.3 million or 45.1% from 1995. This increase is due to operating Trump World's Fair and Trump Plaza East, both with opening dates in 1996.

  Income from operations was $94.6 million for the year ended December 31, 1996, an increase of $39.1 million or 70.5% from income from operations of $55.5 million for 1995. Taj Associates contributed $62.3 million of income from operations since its acquisition. Plaza Associates contributed $46.3 million during the year ended December 31, 1996, a decrease of $13.5 million or 22.6% from the comparable period in 1995. Trump Indiana contributed $2.3 million in income from operations, an increase of $3.1 million from 1995. These increases were partially offset by an increase in operating losses of $10.2 million from THCR (unconsolidated) and $2.5 million in operating losses from Castle Associates since its date of acquisition.

  Interest expense was $150.7 million for the year ended December 31, 1996, an increase of $93.1 million or 161.6% from interest expense of $57.6 million for 1995. This increase is attributable to the acquisition of Taj Associates with an interest expense of $67.4 million at December 31, 1996. Plaza Associates reflects $47.1 million interest expense at December 31, 1996 compared to $44.3 million for 1995. THCR incurred an increase of $11.1 million in 1996 due to the issuance of the Senior Notes in June 1995. Trump Indiana incurred an increase of $2.1 million in interest expense in 1996 due to lease financing. Castle Associates incurred $9.7 million in interest expense since its acquisition.

  Other non-operating income was $26.0 million for the year ended December 31, 1996, an increase of $27.6 million from 1995. Non-operating income for 1996 includes $15.0 million of non-refundable licensing fee agreements entered into with Atlantic Jersey Thermal Services, Inc. by Plaza Associates and Taj Associates and $11.2 million of interest income.

  The extraordinary loss of $60.7 million for the year ended December 31, 1996 includes $59.1 million for the redemption of the Plaza Notes and the write-off of unamortized deferred financing costs on April 17, 1996, and $1.6 million relating to the loss on retirement of $10 million of Senior Notes on November 7, 1996 by THCR Funding and THCR Holdings. The extraordinary loss of $9.3 million for the year ended December 31, 1995 relates to the redemption and write-off of unamortized deferred financing costs relating to the redemption of the Plaza PIK Notes and Plaza PIK Note Warrants on June 12, 1995.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

  As previously discussed, THCR commenced operations on June 12, 1995, and its results of operations were primarily those of Plaza Associates. Neither THCR nor any of its subsidiaries had any significant operating history, other than Plaza Associates, although THCR Holdings had incurred certain expenses including interest on the Senior Notes and Trump Indiana had incurred significant expenses relating to the development of the Indiana Riverboat.

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

  Slot revenues were $201.7 million for the year ended December 31, 1995, an increase of $33.0 million or 19.6% from $168.7 million in 1994. This increase was primarily due to certain factors mentioned in the foregoing paragraph including the implementation of an aggressive slot marketing program.

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

  Promotional allowances were $39.0 million for the year ended December 31, 1995, an increase of $5.7 million or 17.1% from $33.3 million in 1994. This increase is primarily attributable to an increase in gaming activity.

  Gaming costs and expenses were $164.8 million for the year ended December 31, 1995, an increase of $25.3 million or 18.1% from gaming costs and expenses of $139.5 million in 1994. This increase is primarily due to increased promotional and operating expense and taxes associated with increased levels of gaming revenues from 1994.

  General and administrative expenses were $71.9 million for the year ended December 31, 1995, a decrease of $4.8 million or 6.3% from general and administrative expenses of $76.7 million in 1994. This decrease is primarily the result of cost containment measures.

  Income from operations was $59.8 million for the year ended December 31, 1995, an increase of $16.4 million or 37.8% from income from operations of $43.4 million in 1994.

  Net interest expense was $43.3 million for the year ended December 31, 1995, a decrease of $4.9 million or 10.2% from net interest expense of $48.2 million in 1994. This decrease is attributable to the retirement of the Plaza PIK Notes in June 1995 partly offset by the increased interest expense associated with equipment financing and capital leases incurred during 1995.

  Other non-operating expense was $5.7 million for the year ended December 31, 1995, an increase of $0.8 million or 16.3% from non-operating expense of $4.9 million in 1994. This increase is primarily attributable to costs associated with Trump World's Fair.

  The extraordinary loss of $9.3 million for the year ended December 31, 1995 relates to the redemption and write-off of unamortized deferred financing costs relating to the repurchase and redemption on June 12, 1995 of all of the Plaza PIK Notes and related Plaza PIK Note Warrants.

LIQUIDITY AND CAPITAL RESOURCES

  On June 12, 1995, THCR consummated the June 1995 Stock Offering, resulting in aggregate gross proceeds of $140 million. Concurrent with the June 1995 Stock Offering, THCR Holdings and THCR Funding completed the June 1995 Note Offering, resulting in aggregate gross proceeds of $155 million. The proceeds to THCR from the June 1995 Stock Offering were contributed by THCR to THCR Holdings for an approximately 60% general partnership interest in THCR Holdings. THCR Holdings, in turn, used the net proceeds from the June 1995 Offerings, through June 30, 1996, for the following purposes: (a) repurchase and redemption of the Plaza PIK Notes (including accrued interest payable) for $86.2 million, (b) exercise of the Trump World's Fair Purchase Option for $58.2 million, (c) construction costs for Trump World's Fair of $43.9 million,
(d) construction costs for Trump Plaza East of $15.2 million, (e) construction and land acquisition costs of $34.8 million for the Indiana Riverboat, (f) $5.7 million for pre-opening costs at Trump Indiana and (g) payment of $24.2 million for the first year of interest payments on the Senior Notes. The balance of the proceeds were for general corporate purposes.

  The Senior Note Indenture restricts the ability of THCR Holdings and its subsidiaries, as the case may be, to make distributions to partners or pay dividends, as the case may be, unless certain financial ratios are achieved. Further, given the rapidly changing competitive environment and the risks associated with THCR's proposed expansion plan, THCR's future operating results are highly conditional and could fluctuate significantly. Moreover, as a condition to the June 1995 Note Offering, THCR Holdings and THCR Funding entered into an agreement (the "Cash Collateral Agreement"), which called for initial deposits to custodial accounts which were restricted in use for (a) Trump Indiana for the ship and land projects, (b) Trump Plaza for construction projects, including the exercise of the Trump World's Fair Purchase Option and construction projects at Trump Plaza East and the Trump World's Fair, and (c) the first two interest payments on the Senior Notes. As of June 30, 1996, all funds were disbursed in accordance with the Cash Collateral Agreement.

  The indenture under which the Trump AC Mortgage Notes were issued ("Trump AC Mortgage Note Indenture") and the indentures under which the Castle Mortgage Notes were issued restrict the ability of Trump AC and its subsidiaries and Castle Associates, respectively, to make distributions or pay dividends, as the case may be, unless certain financial ratios are achieved. In addition, the ability of Plaza Associates and Taj Associates to make payments of dividends or distributions (except for payment of interest) through Trump AC to THCR Holdings, or the ability of Castle Associates to make payments to THCR Holdings, may be restricted by the CCC. Similarly, the ability of Trump Indiana to make payments of dividends or distributions to THCR Holdings may be restricted by the IGC.

  Cash flows from operating activities are THCR's principal source of liquidity. In connection with the Taj Acquisition, THCR issued 13,250,000 shares of THCR Common Stock generating net proceeds of $386.1 million. Trump AC and Trump AC Funding issued $1.2 billion of 11 1/4% First Mortgage Notes due 2006. With these proceeds, THCR, among other things, retired the outstanding Taj Bonds, retired the outstanding Plaza

Notes, satisfied the indebtedness of Taj Associates under its loan agreement with the NatWest, purchased certain real property used in the operation of Trump Plaza and the Taj Mahal, and paid Bankers Trust to release certain liens and guarantees.

  With proceeds from the June 1995 Offerings, THCR Holdings made a capital contribution of $172.9 million to Trump AC and Plaza Associates. This contribution was used to repurchase and redeem the Plaza PIK Notes and Plaza PIK Note Warrants (together with related accrued interest), exercise the Trump World's Fair Purchase Option and purchase Trump World's Fair and fund construction costs incurred in the renovation and integration of Trump Plaza East. During the year ended December 31, 1996, THCR Holdings made additional capital contributions of $50 million to Plaza Associates to fund such construction costs. The renovations of Trump Plaza East were completed in February 1996, and Trump World's Fair in May 1996. Capital expenditures attributable to Trump Plaza East were approximately $36.8 million, including $28.0 million for the purchase of Trump Plaza East, and $24.9 million for the year ended December 31, 1996 and 1995. Capital expenditures attributable to Trump World's Fair were approximately $61.6 million and $73.7 million for the year ended December 31, 1996 and 1995, respectively. Capital expenditures for the purchase of property previously leased upon which a portion of the Trump Plaza is located amounted to approximately $14.5 million. Capital expenditures for improvements to Trump Plaza's existing facilities were $10.9 million and $11.2 million for the years ended December 31, 1996 and 1995. In January 1997, $10.0 million was expended for the purchase of another parcel of property previously leased upon which a portion of Trump Plaza is located.

  Capital expenditures attributable to the Taj Mahal were $29.1 million for the period April 17, 1996 through December 31, 1996. Capital expenditures for improvements to existing facilities were approximately $15.6 million for the period April 17, 1996 through December 31, 1996. Capital expenditures for the purchase of property previously leased upon which a portion of the casino hotel complex is situated and the Taj Acquisition and closing costs amounted to approximately $61.8 million. Capital expenditures attributable to the Taj Mahal Expansion were approximately $13.5 million for the period April 17, 1996 through December 31, 1996.

  The Taj Mahal Expansion consists of the construction of a new 15-bay bus terminal, which was completed in December 1996, a 2,400 space expansion of the existing self parking facilities, which is expected to be completed in May 1997 and an approximate 7,000 square-foot casino expansion with 250 slot machines expected to be completed in June 1997. It is expected that the budget for the Taj Mahal Expansion of approximately $41.7 million will be funded principally out of cash from operations of the Taj Associates and Plaza Associates.

  In addition to the approximately $96 million spent prior to commencing the operation of the Indiana Riverboat on June 8, 1996, during its initial five-year license term, an additional $57 million of funds (consisting of approximately $40 million for the construction of a hotel and other amenities and $17 million for infrastructure improvements and other municipal uses) will be required to be spent by Trump Indiana in connection with the Indiana Riverboat facility and related commitments, including commitments required in connection with the licensure process. The sources of the initial $96 million included: $62 million from the proceeds of the June 1995 Offerings and the 1996 Offerings, $17.5 million from vessel financing, $14.2 million from equipment financing (including approximately $9 million for slot machines) and $1.9 million from operating leases. The remaining $57 million required to be spent over the initial five-year license term is expected to be funded with cash from operations and/or proceeds from the 1996 Offerings.

  Trump Indiana is a party to a loan and security agreement, as amended, with debis Financial Services, Inc. ("dFS") pursuant to which dFS provided, subject to the terms and conditions thereof, $17.5 million in financing for the gaming vessel.

  Total capital expenditures for Castle Associates for 1996 were $4.6 million and principally consisted of (i) the purchase of slot machines, (ii) renovations to guest rooms and the hotel tower and (iii) the construction of two new player clubs. Management believes that these levels of capital expenditures are sufficient to maintain the attractiveness of Trump's Castle and the aesthetics of its hotel rooms and other public areas. Capital expenditures for Castle Associates for 1997 are anticipated to be approximately $7.0 million and principally consist of hotel room renovations as well as ongoing casino floor improvements, parking garage upgrades and marine leasehold improvements. In addition, during 1997, Castle Associates commenced a $5.0 million project to retheme the property with a nautical emphasis and rename it the "Trump Marina." Funding for this project has not been finalized, however, various funding options are being pursued.

  At December 31, 1996, THCR had combined working capital of $86.9 million. The combined working capital included a current receivable from the CRDA of approximately $3.2 million for reimbursable improvements made to Trump Plaza East. On March 14, 1997, $2.3 million was received from the CRDA.

  As a result of the Castle Acquisition and Castle Associates' designation as an unrestricted subsidiary under the Senior Note Indenture, THCR Holdings has the ability to advance funds, subject to the limitations and restrictions set forth in the Senior Note Indenture, to Castle Associates for working capital, debt service and other purposes. In November 1996, THCR Holdings made a capital contribution of $5 million to Castle Associates for such purposes.

SEASONALITY

  The gaming industry in Atlantic City is seasonal, with the heaviest activity occurring during the period from May through September. Consequently, THCR's operating results during the two quarters ending in March and December would not likely be as profitable as the two quarters ending in June and September. THCR has no operating history in Indiana, and is unable to predict seasonality with respect to the Indiana Riverboat.

INFLATION

  There was no significant impact on operations as a result of inflation during 1996, 1995 or 1994.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  An index to financial statements and required financial statement schedules is set forth in Item 14.

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

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

  MANAGEMENT OF THCR

  The following table sets forth certain information concerning each of THCR's directors and executive officers:

  NAME                                                   POSITION
  ----                                                   --------
Donald J. Trump......... Chairman of the Board of Directors
Nicholas L. Ribis....... President, Chief Executive Officer, Chief Financial Officer and Director
Robert M. Pickus........ Executive Vice President and Secretary
John P. Burke........... Senior Vice President of Corporate Finance and Corporate Treasurer
Joseph A. Fusco......... Executive Vice President of Government and Regulatory Affairs
Wallace B. Askins....... Director
Don M. Thomas........... Director
Peter M. Ryan........... Director

  Donald J. Trump--Trump, 50 years old, has been Chairman of the Board of THCR and THCR Funding since their formation in 1995. Trump was a 50% shareholder, Chairman of the Board of Directors, President and Treasurer of Trump Plaza GP and the managing general partner of Plaza Associates prior to June 1993. Trump was Chairman of the Executive Committee and President of Plaza Associates from May 1986 to May 1992 and was a general partner of Plaza Associates until June 1993. Trump has been a director and President of Trump AC Holding since February 1993 and was a partner in Trump AC from February 1993 until June 1995. Trump has been Chairman of the Board of Directors of Trump AC Funding since its formation in January 1996. Trump has been Chairman of the Board of Directors of THCR Holding Corp. and THCR/LP since October 1991; President and Treasurer of THCR Holding Corp. since March 4, 1991; Chairman of the Board of Directors, President and Treasurer of TCI since June 1988; sole director, President and Treasurer of TACC since March 1991; Chairman of the Executive Committee of Taj Associates from June 1988 to October 1991; and President and sole Director of Realty Corp. since May 1986. Trump has been the sole director of Trump Indiana since its formation. Trump has been Chairman of the Board of Partner Representatives of Castle Associates, the partnership that owns Trump's Castle, since May 1992; and was Chairman of the Executive Committee of Castle Associates from June 1985 to May 1992. Trump is the Chairman of the Board of Directors, President and Treasurer of Castle Funding. Trump is the Chairman of the Board and Treasurer of TCHI. Trump is the President, Treasurer, sole director and sole shareholder of TCI-II. Trump has been a Director of THCR Enterprises, Inc., a Delaware corporation ("THCR Enterprises"), since its formation in January 1997. Trump is also the President of The Trump Organization, which has been in the business, through its affiliates and subsidiaries, of acquiring, developing and managing real estate properties for more than the past five years. Trump was a member of the Board of Directors of Alexander's Inc. from 1987 to March 1992.

  Nicholas L. Ribis--Mr. Ribis, 52 years old, has been President, Chief Executive Officer, Chief Financial Officer, and a director of THCR and THCR Funding and Chief Executive Officer of THCR Holdings since their formation in 1995. Mr. Ribis has been the Chief Executive Officer of Plaza Associates since February 1991, was President from April 1994 to February 1995, was a member of the Executive Committee of Plaza Associates from April 1991 to May 29, 1992 and was a director and Vice President of Trump Plaza GP from May 1992 until June 1993. Mr. Ribis has been Vice President of Trump AC Holding since February 1995. Mr. Ribis has served as a director of Trump AC Holding since June 1993. Mr. Ribis has been Chief Executive Officer, President and director of Trump AC Funding since its formation in January 1996. Mr. Ribis is the Vice President of TACC. Mr. Ribis has been the President and Chief Executive Officer of Trump Indiana since its formation. Mr. Ribis has been a Director of THCR/LP and THCR Holding Corp. since October 1991 and was Vice President of THCR/LP and THCR Holding Corp. until June 1995; Chief Executive Officer of Taj Associates since February 1991; Vice President of TCI since February 1991 and Secretary of TCI since September 1991; Director of Realty Corp. since October 1991; and a member of the Executive Committee of Taj Associates from April 1991 to October 1991. He has also been Chief Executive Officer of Castle Associates since March 1991; member of the Executive Committee of Castle Associates from April 1991 to May 1992; member of the Board of Partner Representatives of Castle Associates since May 1992; and has served as the Vice President and Assistant Secretary of TCHI since December 1993 and January 1991, respectively. Mr. Ribis is now a director of TCHI. Mr. Ribis has served as Vice President of TCI-II since December 1993 and had served as Secretary of TCI-II from November 1991 to May 1992. Mr. Ribis has been Vice President of Trump Corp. since September 1991. Mr. Ribis has been the President and a director of THCR Enterprises since January 1997. From January 1993 to January 1995 Mr. Ribis served as the Chairman of the Casino Association of New Jersey and has been a member of the Board of Trustees of the CRDA since October 1993. From January 1980 to January 1991, Mr. Ribis was Senior Partner in, and from February 1991 to December 1995, was Counsel to the law firm of Ribis, Graham & Curtin (now practicing as Graham, Curtin & Sheridan, A Professional Association), which serves as New Jersey legal counsel to all of the above-named companies and certain of their affiliated entities.

  Robert M. Pickus--Mr. Pickus, 42 years old, has been Executive Vice President and Secretary of THCR since its formation in 1995. He has also been the Executive Vice President of Corporate and Legal Affairs of Plaza Associates since February 1995. From December 1993 to February 1995, Mr. Pickus was the Senior Vice President and General Counsel of Plaza Associates and, since April 1994, he has been Assistant Secretary of Trump AC Holding. Mr. Pickus has been Secretary and director of Trump AC Funding since its formation in January 1996. Mr. Pickus has been the Executive Vice President and Secretary of Trump Indiana since its inception. Mr. Pickus has been the Executive Vice President of Corporate and Legal Affairs of Taj Associates since February 1995, and a Director of THCR Holding Corp. and THCR/LP since November 1995. He was the Senior Vice President and Secretary of Castle Funding from June 1988 to December 1993 and General Counsel of Castle Associates from June 1985 to December 1993. Mr. Pickus is the Assistant Secretary of TACC. Mr. Pickus was also Secretary of TCHI from October 1991 until December 1993. Mr. Pickus is a director of TCHI. Mr. Pickus has been the Executive Vice President of Corporate and Legal Affairs of Castle Associates since February 1995, Secretary of Castle Associates since February 1996 and a member of the Board of Partner Representatives of Castle Associates since October 1995. Mr. Pickus is currently the Secretary of THCR Holding Corp., has been the Vice President, Secretary and Director of THCR Enterprises since January 1997 and has been Executive Vice President of TCS since its inception.

  John P. Burke--Mr. Burke, 49 years old, has been Senior Vice President of Corporate Finance of THCR, THCR Holdings and THCR Funding since January 1996, and has been the Corporate Treasurer of THCR, THCR Holdings and THCR Funding since their formation in 1995. He has also been Corporate Treasurer of Plaza Associates and Taj Associates since October 1991. Mr. Burke has been the Treasurer of Trump Indiana since its formation. Mr. Burke has been Treasurer of Trump AC since its formation in January 1996. Mr. Burke was a Director of THCR/LP and THCR Holding Corp. from October 1991 to April 1996 and was Vice President of THCR/LP until June 1995. Mr. Burke has been the Corporate Treasurer of Castle Associates since October 1991, the Vice President of Castle Associates, Castle Funding, TCI-II and TCHI since December 1993, a member of the Board of Partner Representatives of Castle Associates since March 1997 and the Vice President-Finance of The Trump Organization since September 1990. Mr. Burke was an Executive Vice President and Chief Administrative Officer of Imperial Corporation of America from April 1989 through September 1990. Mr. Burke has been the Vice President and Secretary of THCR Enterprises since January 1997.

  Joseph A. Fusco--Mr. Fusco, 52 years old, has been Executive Vice President for Government Relations & Regulatory Affairs of THCR since June 1996. From August 1985 to June 1996, he practiced law as a partner in various Atlantic City law firms specializing in New Jersey casino regulatory, commercial and administrative law matters, most recently from January 1994 to June 1996 as a partner in the law firm of Sterns & Weinroth. Mr Fusco previously served as Atlantic County Prosecutor, a Gubernatorial appointment, from April 1981 to July

1985 and as Special Counsel for Licensing for the CCC from the inception of that agency in September 1977 to March 1981. He has been admitted to practice law in the State of New Jersey since 1969.

  Wallace B. Askins--Mr. Askins, 66 years old, has been a director of THCR and THCR Funding since June 1995. He has also been a director of Trump AC Holding since April 11, 1994, and was a partner representative of the Board of Partner Representatives of Castle Associates from May 1992 to June 1995. Mr. Askins served as a director of TCI-II from May 1992 to December 1993. From June 1984 to November 1992, Mr. Askins served as Executive Vice President, Chief Financial Officer and as a director of Armco Inc. Mr. Askins also serves as a director of EnviroSource, Inc.

  Don M. Thomas--Mr. Thomas, 66 years old, has been a director of THCR and THCR Funding since June 1995. He has also been the Senior Vice President of Corporate Affairs of the Pepsi-Cola Bottling Co. of New York since January 1985. Mr. Thomas was the Acting Chairman, and a Commissioner, of the CRDA from 1985 through 1987, and a Commissioner of the CCC from 1980 through 1984. Mr. Thomas was a director of Trump Plaza GP until June 1993 and has been a director of Trump AC Holding since June 1993. Mr. Thomas is an attorney licensed to practice law in the State of New York.

  Peter M. Ryan--Mr. Ryan, 59 years old, has been a director of THCR and THCR Funding since June 1995. He has also been the President of each of The Marlin Group, LLC and The Brookwood Carrington Fund, LLC, real estate financial advisory groups, since January 1995. Prior to that, Mr. Ryan was the Senior Vice President of The Chase Manhattan Bank for more than five years. Mr. Ryan has been a director of the Childrens' Hospital FTD since October 1995.

  The officers of THCR serve at the pleasure of the Board of Directors of THCR.

  All of the persons listed above are citizens of the United States and have been qualified or licensed by the CCC.

  Trump and Nicholas L. Ribis served as either executive officers and/or directors of Taj Associates and its affiliated entities when such parties filed their petition for reorganization under Chapter 11 of the Bankruptcy Code on July 17, 1991. The Second Amended Joint Plan of Reorganization of such parties was confirmed on August 28, 1991, and was declared effective on October 4, 1991. Trump, Nicholas L. Ribis, John P. Burke and Robert M. Pickus also served as Executive Committee members, officers and/or directors of Castle Associates and its affiliated entities at the time such parties filed a petition for reorganization under Chapter 11 of the Bankruptcy Code on March 9, 1992. The First Amended Joint Plan of Reorganization of such parties was confirmed on May 5, 1992, and was declared effective on May 29, 1992. Trump, Nicholas L. Ribis and John P. Burke served as either executive officers and/or directors of Plaza Associates and its affiliated entities when such parties filed their petition for reorganization under Chapter 11 of the Bankruptcy Code in March 1992. The First Amended Joint Plan of Reorganization of such parties was confirmed on April 30, 1992, and was declared effective on May 29, 1992. Trump was a partner of Plaza Operating Partners Ltd. when it filed a petition for reorganization under Chapter 11 of the Bankruptcy Code on November 2, 1992. The plan of reorganization for Plaza Operating Partners Ltd. was confirmed on December 11, 1992 and declared effective in January 1993.

  THCR is the general partner of THCR Holdings. As the sole general partner of THCR Holdings, THCR generally has the exclusive rights, responsibilities and discretion in the management and control of THCR Holdings.

  MANAGEMENT OF TRUMP PLAZA

  Trump AC is the managing general partner of Plaza Associates. Trump AC Holding is the managing general partner of Trump AC. The Board of Directors of Trump AC Holding consists of Messrs. Trump, Ribis, Wallace B. Askins and Don
M. Thomas.

  Set forth below are the names, ages, positions and offices held with Plaza Associates and a brief account of the business experience during the past five years of each of the executive officers of Plaza Associates other than those who are also directors or executive officers of THCR.

  Barry J. Cregan--Mr. Cregan, 42 years old, has been Chief Operating Officer of Plaza Associates since September 19, 1994 and President since March 1995. Since February 21, 1995, Mr. Cregan has been Vice President of Trump AC Holding. Prior to accepting these positions at Trump Plaza, Mr. Cregan was President of The Plaza Hotel in New York for approximately three years. Prior to joining The Plaza Hotel, he was Vice President of Hotel Operations at Trump's Castle. In addition, Mr. Cregan has worked for Hilton and Hyatt in executive capacities as well as working in Las Vegas and Atlantic City in executive capacities.

  Fred A. Buro--Mr. Buro, 40 years old, has been the Executive Vice President of Marketing of Plaza Associates since May 1994. Mr. Buro previously served as the President of Casino Resources, Inc., a casino marketing, management and development organization from 1991 through 1994. Prior to that, Mr. Buro served from 1984 through 1991 as the President of a professional services consulting firm.

  James A. Rigot--Mr. Rigot, 45 years old, has been Executive Vice President of Casino Operations of Plaza Associates since November 1994. Mr. Rigot served as Vice President of Casino Operations of Tropicana Casino and Entertainment Resort from July 1989 through November 1994. From January 1989 through July 1989, Mr. Rigot was Assistant Casino Manager of Resorts Casino Hotel.

  Steven C. Hann--Mr. Hann, 40 years old, has been the Executive Vice President of Casino Sales and Marketing of Plaza Associates since May 1995. Prior to joining Trump Plaza, Mr. Hann served in various marketing positions at the Sands Hotel and Casino since 1989, most recently Vice President of Casino Marketing and previously as Director of Casino Credit for Greate Bay Hotel and Casino.

  All of the persons listed above are citizens of the United States and are qualified or licensed by the CCC.

  MANAGEMENT OF THE TAJ MAHAL

  Set forth below are the names, ages, positions and offices held with Taj Associates and a brief account of the business experience during the past five years of each of the executive officers and certain key employees of Taj Associates other than those who are also directors or executive officers of THCR.

  Rodolfo E. Prieto--Mr. Prieto, 53 years old, has been Chief Operating Officer of Taj Associates since October 1996. From December 1995 to October 1996, Mr. Prieto was the Executive Vice President, Operations of Taj Associates. Prior to joining the Taj Mahal, Mr. Prieto was Executive Vice President and Chief Operating Officer for Elsinore Corporation from May 1995 to November 1995; Executive Vice President in charge of the development of the Mojave Valley Resort for Elsinore Corporation from December 1994 to April 1995 and Executive Vice President and Assistant General Manager for the Tropicana Resort and Casino from September 1986 to November 1994.

  Larry W. Clark--Mr. Clark, 52 years old, has been Executive Vice President, Casino Operations of Taj Associates since November 1991, Senior Vice President, Casino Operations of Taj Associates from May 1991 to November 1991, and Vice President, Casino Administration of Taj Associates from April 1991 to May 1991 and from January 1990 to November 1990. Prior to joining the Taj Mahal, Mr. Clark was Vice President, Casino Operations of the Dunes Hotel & Country Club from November 1990 to April 1991 and Director of Casino Marketing and Vice President, Casino Operations of the Showboat Hotel & Casino from November 1988 to January 1990.

  Walter Kohlross--Mr. Kohlross, 55 years old, has been Senior Vice President, Food & Beverages of Taj Associates since June 1992, Vice President International Marketing of Taj Associates from June 1993 through October 1995, Vice President, Hotel Operations of Taj Associates from June 1991 to June 1992, and was Vice President, Food & Beverage of Taj Associates from 1988 to June 1991.

  Nicholas J. Niglio--Mr. Niglio, 50 years old, has been Executive Vice President, International Marketing of Taj Associates since May 1996. From November 1995 to May 1996, Mr. Niglio was Senior Vice President, Casino Marketing of Taj Associates. From February 1995 to October 1995, Mr. Niglio was Vice President, International Marketing of Taj Associates. Prior to joining Taj Associates, Mr. Niglio was Executive Vice President of International Marketing/Player Development for Castle Associates from 1993 until 1995. Prior to that, Mr. Niglio served as Senior Vice President, Marketing of Caesar's World Marketing Corporation from 1991 until 1993.

  Patrick J. O'Malley--Mr. O'Malley, 42 years old, has been the Executive Vice President of Finance of Taj Associates since October 1996. Prior to joining the Taj Mahal, Mr. O'Malley was the Executive Vice President of Hotel Operations of Plaza Associates from September 1995 to October 1996. Prior to joining Trump Plaza, from September 1994 until September 1995, Mr. O'Malley was President of The Plaza Hotel in New York City. From December 1989 until September 1994, Mr. O'Malley was the Vice President of Finance of The Plaza Hotel in New York City. Prior to joining The Plaza Hotel in New York City, from 1986 to 1989, Mr. O'Malley was a Regional Financial Controller for the Four Seasons Hotel and Resorts, Ltd. From 1979 to 1986, Mr. O'Malley worked in the Middle East and Europe as Hotel Controller for Marriott International Hotels.

  Loretta I. Viscount--Ms. Viscount, 37 years old, has been Vice President of Legal Affairs of Taj Associates since January 1997, Executive Director of Legal Affairs for Taj Associates from May 1996 to January 1997, and Executive Director of Legal Affairs for Castle Associates from September 1987 to May 1996. Prior to that, Ms. Viscount served as in-house counsel to the Claridge Hotel and Casino and had been engaged in the private practice of law since 1982.

  All of the persons listed above are citizens of the United States and are qualified or licensed by the CCC.

  Larry W. Clark and Walter Kohlross served as either executive officers and/or directors of Taj Associates and its affiliated entities when such parties filed their petition for reorganization under Chapter 11 of the Bankruptcy Code on July 17, 1991. The Second Amended Joint Plan of Reorganization of such parties was confirmed on August 28, 1991, and was declared effective on October 4, 1991. Rodolfo E. Prieto was an Executive Vice President and the Chief Operating Officer for Elsinore Corporation when it filed a petition for reorganization under Chapter 11 of the Bankruptcy Code on October 31, 1995. Elsinore Corporation filed a plan of reorganization on February 28, 1996, which became effective on February 28, 1997.

  MANAGEMENT OF TRUMP'S CASTLE

  All decisions affecting the business and affairs of Castle Associates, including the operation of Trump's Castle, are decided by the general partners acting by and through a Board of Partner Representatives, which includes a minority of Representatives elected indirectly by the holders of the Castle Mortgage Notes and Castle PIK Notes. As currently constituted, the Board of Partner Representatives consists of Donald J. Trump, Chairman, Nicholas L. Ribis, John P. Burke, Robert M. Pickus, Asher O. Pacholder, Thomas F. Leahy, and Arthur S. Bahr.

  Set forth below are the names, ages, positions, and offices held with Castle Associates, and a brief account of the business experience during the past five years of each member of the Board of Partner Representatives and the executive officers of Castle Associates other than those who are also directors or executive officers of THCR.

  R. Bruce McKee--Mr. McKee, 51 years old, has served as President and Chief Operating Officer of Castle Associates since October 1996. Mr. McKee was acting Chief Operating Officer of Taj Associates from October 1995 through October 1996, Senior Vice President, Finance of Taj Associates from July 1993 through October 1996 and Vice President, Finance of Taj Associates from September 1990 through June 1993. Mr. McKee has been the Assistant Treasurer of THCR/LP, THCR Holding Corp., Realty Corp. and TCI since September 1991. Previously, Mr. McKee was Vice President of Finance of Elsinore Shore Associates, the owner and operator of the Atlantis Casino Hotel in Atlantic City from April 1984 to September 1990 and Treasurer of Elsinore Finance Corp., Elsinore of Atlantic City and Elsub Corp. from June 1986 to September 1990. The Atlantis Casino Hotel now constitutes the portion of Trump Plaza known as Trump World's Fair.

  John P. Belisle--Mr. Belisle, 43 years old, has been the Executive Vice President of Operations of Castle Associates since February 1997. Previously, Mr. Belisle served as Executive Vice President and Chief Operating Officer of Resorts International Hotel ("RIH") since November 1993, Senior Vice President of Casino Operations of RIH from May 1993 to November 1993, and Vice President of Marketing of RIH from June 1990 to May 1993. Mr. Belisle served as Vice President of Marketing for Trump's Castle from January 1990 to June 1990.

  Asher O. Pacholder--Dr. Pacholder, 59 years old, has been a partner representative of the Board of Partner Representative since May 1992. Dr. Pacholder served as a director and the President of TCI-II from May 1992 to December 1993. Dr. Pacholder has served as Chairman of the Board and Managing Director of Pacholder Associates, Inc., an investment advisory firm, since 1987. In addition, Dr. Pacholder serves on the Board of Directors of The Southland Corporation, United Gas Holding Corp., ICO, Incorporated, an oil field services company, UF&G Pacholder Fund, Inc., a publicly traded closed end mutual fund, U.S. Trails, Inc. a recreational facility company, and Forum Group, Inc., a retirement community managerial company.

  Thomas F. Leahy--Mr. Leahy, 59 years old, has been a partner representative on the Board of Partner Representatives since June 1993. Mr. Leahy served as a director and Treasurer of TCI-II from May 1992 to December 1993. From 1991 to July 1992, Mr. Leahy served as Executive Vice President of CBS Broadcast Group, a unit of CBS, Inc. Mr. Leahy retired from CBS, Inc. in 1992, having served in various executive capacities over a 30-year period. Since November 1992, Mr. Leahy has served as President of The Theater Development Fund, a service organization for the performing arts. Since July 1992 Mr. Leahy has served as Chairman of VT Properties, Inc., a privately-held corporation which invests in literary, stage, and film properties.

  Arthur S. Bahr--Mr. Bahr, 65 years old, has been a partner representative on the Board of Partner Representatives since June 1995 and previously served as a director of TCI-II from August 1993 to January 1994. Mr. Bahr retired in February 1994 after serving in various senior investment positions for General Electric Investment Corporation since 1970. Mr. Bahr serves on the Board of Directors of Renaissance Reinsurance and the Korean International Investment Fund.

  Mark A. Brown--Mr. Brown, 36 years old, joined the Partnership as Executive Vice President of Operations in July of 1995. Previously, Mr. Brown served as Senior Vice President of Eastern Operations for Caesar's World Marketing Corporation, National and International Divisions from 1993 until 1995. Prior to that, Mr. Brown served as Vice President of Casino Operations at the Taj Mahal from 1989 until 1993. From 1979 until 1989, Mr. Brown worked for Resorts International Hotel Casino departing as Casino Shift Manager in December 1989.

  Patricia M. Wild--Ms. Wild, 44 years old, has been the Assistant Secretary of Castle Associates since February 1996 and Vice President of Legal Affairs of Castle Associates since November 1996. Ms. Wild was Secretary of Funding and Senior Vice President and General Counsel of Castle Associates from December 1993 to November 1996 and Secretary of TCHI since December 1993. Ms. Wild served as Vice President, General Counsel of Plaza Associates from February 1991 to December 1993 and Associate General Counsel of Plaza Associates from May 1989 through January 1991. From December 1986 to April 1989, Ms. Wild served as Deputy Attorney General on the Environmental Prosecutions Task Force of the New Jersey Department of Law and Public Safety, Division of Criminal Justice. From April 1983 to December 1986, Ms. Wild served as Deputy Attorney General with the Division.

  Each member of the Board of Partner Representatives, the Audit Committee and all of the other persons listed above have been licensed or found qualified by the CCC.

  The employees of Castle Associates serve at the pleasure of the Board of Partner Representatives subject to any contractual rights contained in any employment agreement.

  R. Bruce McKee served as an executive officer of Taj Associates and its affiliated entities when such parties filed their petition for reorganization under Chapter 11 of the Bankruptcy Code on July 17, 1991. The Second Amended Joint Plan of Reorganization of such parties was confirmed on August 28, 1991, and was declared effective on October 4, 1991. Patricia M. Wild served as an executive officer of Plaza Associates and its affiliated entities when such parties filed their petition for reorganization under Chapter 11 of the Bankruptcy Code in March 1992. The First Amended Joint Plan of Reorganization of such parties was confirmed on April 30, 1992, and was declared effective on May 29, 1992.

  MANAGEMENT OF TRUMP INDIANA

  The sole director of Trump Indiana is Trump. Set forth below are the names, ages, positions and offices held with Trump Indiana and a brief account of the business experience during the past five years of each of the directors and executive officers of Trump Indiana other than those who are also directors or executive officers of THCR.

  Roger P. Wagner--Mr. Wagner, 49 years old, has been Acting General Manager of Trump Indiana since October 1996. Mr. Wagner was a member of the Board of Partner Representatives from May 1992 to October 1996 and President and Chief Operating Officer of Castle Associates from January 1991 to October 1996. Mr. Wagner served as a member of the Executive Committee of Castle Associates from January 1991 to May 1992. Mr. Wagner was a director and President of TCHI from January 1991 to October 1996. Prior to joining Castle Associates, Mr. Wagner served as President of the Claridge Hotel Casino from June 1985 to January 1991 and was the Chairman of the Casino Association of New Jersey.

  Mr. Wagner is a citizen of the United States.

  MANAGEMENT OF TCS

  Set forth below are the names, ages, positions and offices held with TCS and a brief account of the business experience during the past five years of each of the executive officers of TCS, other than those who are directors or executive officers of THCR.

  Francis X. McCarthy, Jr.--Mr. McCarthy, 44 years old, has been the Executive Vice President of Finance of TCS since October 1996. Mr. McCarthy was Vice President of Finance and Accounting of Trump Plaza GP from October 1992 until June 1993, Senior Vice President of Finance and Administration of Plaza Associates from August 1990 to June 1994 and Executive Vice President of Finance and Administration of Plaza Associates from June 1994 to October 1996. Mr. McCarthy previously served in a variety of financial positions for Greate Bay Hotel and Casino, Inc. from June 1980 through August 1990.

  Kevin S. Smith--Mr. Smith, 40 years old, has been the Vice President of Corporate Litigation of TCS since October 1996. Mr. Smith was the Vice President, General Counsel of Plaza Associates from February 1995 to October 1996. Mr. Smith was previously associated with Cooper Perskie April Niedelman Wagenheim & Levenson, an Atlantic City law firm specializing in trial litigation. From 1989 until February 1992, Mr. Smith handled criminal trial litigation for the State of New Jersey, Department of Public Defender, assigned to the Cape May and Atlantic County Conflict Unit.

  Francis X. McCarthy, Jr. served as an executive officer of Plaza Associates and its affiliated entities when such parties filed their petition for reorganization under Chapter 11 of the Bankruptcy Code in March 1992. The First Amended Joint Plan of Reorganization of such parties was confirmed on April 30, 1992, and was declared effective on May 29, 1992.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

  Section 16(a) of the Securities Exchange Act of 1934 requires THCR's directors and executive officers, and persons who own more than 10% of the THCR Common Stock, to file with the United States Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of THCR Common Stock. Officers, directors and greater than 10% stockholders are required by the Commission to furnish THCR with copies of all Section 16(a) forms they file.

  To THCR's knowledge, based solely on review of the copies of such reports furnished to THCR, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 1996.

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

  1995 Stock Incentive Plan. The THCR Board of Directors adopted the 1995 Stock Incentive Plan (the "1995 Stock Plan"), pursuant to which, directors, employees and consultants of THCR and certain of its subsidiaries and affiliates who have been selected as participants are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, SARs, stock bonuses, restricted stock awards, performance units and phantom stock, and awards consisting of combinations of such incentives. The 1995 Stock Plan is administered by the Stock Incentive Plan Committee of the Board of Directors of THCR (the "Stock Incentive Plan Committee"). Subject to the provisions of the 1995 Stock Plan, the Stock Incentive Plan Committee has sole discretionary authority to interpret the 1995 Stock Plan and to determine the type of awards to grant, when, if and to whom awards are granted, the number of shares covered by each award and the terms and conditions of the award.

  In 1996, THCR obtained approval from its shareholders to increase the number of shares of THCR Common Stock authorized for issuance under the 1995 Stock Plan from 1,000,000 to 4,000,000.

  Summary Compensation Table. The following table sets forth information regarding compensation paid to or accrued by all the executive officers of THCR, for each of the last three completed fiscal years. Compensation accrued during one year and paid in another is recorded under the year of accrual. Because THCR was formed in 1995, compensation for the year ended December 31, 1994 reflects solely the compensation paid to or accrued by to these individuals as executive officers of Plaza Associates, Taj Associates and Castle Associates. Compensation for the year ended December 31, 1995 includes compensation paid to or accrued by these individuals as executive officers of THCR and Plaza Associates, Taj Associates and Castle Associates, as applicable.

                                                                      LONG TERM COMPENSATION
                                                                      ----------------------
                                        ANNUAL COMPENSATION                   AWARDS
                              --------------------------------------- ------------------------------
                                                                      RESTRICTED         SECURITIES
   NAME AND PRINCIPAL                                 OTHER ANNUAL       STOCK           UNDERLYING     ALL OTHER
        POSITION         YEAR   SALARY     BONUS    COMPENSATION(1)  AWARDS($)         OPTIONS(#)    COMPENSATION
   ------------------    ---- ---------- ---------- ---------------  ------------        -----------   ------------
Donald J. Trump......... 1996 $1,000,000 $5,000,000     $    --                --                 --    $1,031,000(2)
 Chairman of the         1995    583,333 $      --      $    --                --                 --     4,830,000(2)
 Board                   1994        --   1,000,000          --                --                 --     4,464,000(2)(3)
Nicholas L. Ribis....... 1996 $1,996,500 $2,500,000     $    --                --              50,000   $    2,375(5)
 Chief Executive         1995  1,875,000    933,338          --            933,324(4)         133,333        2,588(5)
 Officer                 1994  1,705,000    250,000      349,407               --                 --         3,080(5)
Robert M. Pickus........ 1996 $  290,673 $  175,000     $  3,975               --              30,000   $    4,973(5)
 Executive Vice          1995    267,308    105,000        3,471               --                 --         4,004(5)
 President and           1994    163,759     32,500          --                --                 --         3,291(5)
 Secretary
John P. Burke........... 1996   $162,980   $100,000     $  1,959               --              30,000   $    3,698(5)
 Senior Vice President   1995    149,999     65,000          468               --                 --         3,807(5)
 of Corporate Finance    1994    149,999        --           870               --                 --         3,696(5)
 and Corporate
 Treasurer
Joseph A. Fusco(6)....   1996   $139,211     80,000     $  2,665               --              20,000   $      --
 Executive Vice          1995        --         --           --                --                 --           --
 President of            1994        --         --           --                --                 --           --
 Government and
 Regulatory Affairs

--------
(1) Represents the dollar value of annual compensation not properly categorized as salary or bonus, including amounts reimbursed for income taxes and directors' fees. Pursuant to Commission rules, perquisites and other personal benefits are not included in this table because the aggregate amount of that compensation is less than the lesser of $50,000 or 10% of the total of salary and bonus for each member of the Executive Group.
(2) The amounts listed represent amounts paid by (i) Plaza Associates to Trump Plaza Management Corp. ("TPM"), a corporation beneficially owned by Trump, for services provided under a services agreement (the "TPM Services Agreement"), (ii) Taj Associates under the Taj Services Agreement (as defined) and (iii) Castle Associates under the Castle Services Agreement (as defined). See "--Compensation Committee Interlocks and insider Participation." In addition, Trump was reimbursed $756,000, $733,000 and $878,000 in 1996, 1995 and 1994, respectively, for expenses incurred pursuant to the TPM Services Agreement, the Taj Services Agreement and the Castle Services Agreement.
(3) In addition to the payment under the TPM Services Agreement, during 1994, Plaza Associates paid to Trump an aggregate of $1,572,000 under a construction service agreement and as a commission to secure a retail lease at Trump Plaza.
(4) As of December 31, 1995, Mr. Ribis held 66,666 phantom stock units issued pursuant to the Stock Incentive Plan. These units had a value as of December 31, 1996 of $799,992. These phantom stock units were issued to Mr. Ribis in connection with his employment agreement with THCR. Each phantom stock unit entitles Mr. Ribis to one share of THCR Common Stock on the vesting date of the phantom stock unit. All of the phantom stock units are scheduled to vest on June 12, 1997. Vesting will accelerate in the event of Mr. Ribis' termination of employment with THCR (i) because of his death or disability, (ii) by THCR without cause, or (iii) voluntarily by Mr. Ribis under circumstances which constitute a constructive termination. Alternatively, the phantom stock units may expire prior to June 12, 1997 in the event Mr. Ribis voluntarily terminates his employment with THCR under circumstances which do not constitute constructive termination or if he is terminated by THCR with cause. Dividend equivalents with respect to the phantom stock units will be credited to a bookkeeping account on behalf of Mr. Ribis and will be paid out in cash at the time the phantom stock units vest or will expire along with the phantom stock units.
(5) Represents vested and unvested contributions made by Plaza Associates, Taj Associates, Castle Associates andor TCS to Trump Plaza Hotel and Casino Retirement Savings Plan, Trump Taj Mahal Retirement Savings Plan, Trump's Castle Hotel and Casino Retirement Savings Plan and Trump Casino Services Retirement Savings Plan, respectively. Funds accumulated for an employee under these plans consisting of a certain percentage of the employee's compensation plus the employer matching contributions equaling 50% of the participant's contributions, are retained until termination of employment, attainment of age 59 12 or financial hardship, at which time the employee may withdraw his or her vested funds.
(6) Mr. Fusco commenced his employment with THCR on June 27, 1996.

  The following table sets forth options granted to Messrs. Ribis, Pickus, Burke and Fusco in 1996. No other member of the Executive Group received stock options in 1996. THCR did not issue any stock appreciation rights in 1996. This table also sets forth the hypothetical gains that would exist for the options at the end of their ten-year terms at assumed annual rates of stock price appreciation of 5% and 10%. The actual future value of the options will depend on the market value of the THCR Common Stock, continued employment with THCR and other factors.

                     OPTION GRANTS IN LAST FISCAL YEAR(1)

                                                                                   POTENTIAL REALIZED
                                                                                    VALUE AT ASSUMED
                                                                                     ANNUAL RATES OF
                                                                                       STOCK PRICE
                                                                                      APPRECIATION
                                             INDIVIDUAL GRANTS                       FOR OPTION TERM
                         --------------------------------------------------------- -------------------
                             NUMBER OF        % OF TOTAL
                             SECURITIES     OPTIONS GRANTED EXERCISE OR
                             UNDERLYING      TO EMPLOYEES   BASE PRICE  EXPIRATION
     NAME                OPTIONS GRANTED(#) IN FISCAL YEAR    ($/SH)       DATE     5%($)     10%($)
     ----                ------------------ --------------- ----------- ---------- -------- ----------
Nicholas L. Ribis.......       50,000            7.49%        $14.00     12/16/06  $440,000 $1,115,500
Robert M. Pickus........       30,000            4.49%        $14.00     12/16/06  $264,000   $669,300
John P. Burke...........       30,000            4.49%        $14.00     12/16/06  $264,000   $669,300
Joseph A. Fusco.........       20,000            2.99%        $14.00     12/16/06  $176,000   $446,200

--------
(1) All the options vest and become exercisable on the earliest of (i) December 16, 2001 or (ii) the date a Change of Control (as defined in the 1995 Stock Plan) occurs.

  The following table sets forth the number of shares covered by options held by Messrs. Ribis, Pickus, Burke and Fusco, the only members of the Executive Group who held options in 1996, and the value of the options as of December 31, 1996. None of these options were exercisable in 1996.

                            FY-END OPTION VALUE(1)

                                                        NUMBER OF SECURITIES
                                                       UNDERLYING UNEXERCISED
                                                        OPTIONS AT FY-END(#)
                                                     --------------------------
     NAME                                            EXERCISABLE/ UNEXERCISABLE
     ----                                            ------------ -------------
Nicholas L. Ribis...................................    26,667       156,666
Robert M. Pickus....................................       N/A        30,000
John P. Burke.......................................       N/A        30,000
Joseph A. Fusco.....................................       N/A        20,000

--------
(1) Based on a closing sale price of $12.00 per share of THCR Common Stock on December 31, 1996, all of the options were out of the money at fiscal year end.

EMPLOYMENT AGREEMENTS

  Trump serves as the Chairman of the THCR Board of Directors pursuant to the Executive Agreement dated as of June 12, 1995, among Trump, THCR and THCR Holdings (the "Executive Agreement"). In consideration for Trump's services under the Executive Agreement, Trump receives a salary of $1 million per year. Pursuant to the terms of the Executive Agreement, Trump provides to THCR, from time to time, when reasonably requested, marketing, advertising, professional and other similar and related services with respect to the operation and business of THCR. The Executive Agreement continues in effect (i) for an initial term of five years, and (ii) thereafter, for a three-year rolling term until either Trump or THCR provides notice to the other of its election not to continue extending the term, in which case the term of the Trump Executive Agreement will end three years from the date such notice is given.

  As a result of the June 1995 Offerings, THCR and THCR Holdings entered into a revised employment agreement with Mr. Ribis (the "Ribis THCR Agreement"), pursuant to which he agreed to serve as President and Chief Executive Officer of THCR and Chief Executive Officer of THCR Holdings. The term of the Ribis THCR Agreement is five years. Under the Ribis THCR Agreement, Mr. Ribis's annual salary is $1,996,500, Mr. Ribis's annual salary is paid in equal parts by THCR, Plaza Associates, Taj Associates and Castle Associates. In the event Mr. Ribis's employment is terminated by THCR other than for "cause" or if he incurs a "constructive termination without cause," Mr. Ribis will receive a severance payment equal to one year's base salary, and the phantom stock units and options will become fully vested. The Ribis THCR Agreement defines (a) "cause" as Mr. Ribis's (i) conviction of certain crimes, (ii) gross negligence or willful misconduct in carrying out his duties, (iii) revocation of his casino key employee license or (iv) material breach of the agreement, and (b) "constructive termination without cause" as the termination of Mr. Ribis's employment at his initiative following the occurrence of certain events, including (i) a reduction in compensation, (ii) failure to elect Mr. Ribis as Chief Executive Officer of THCR, (iii) failure to elect Mr. Ribis a director of THCR or (iv) a material diminution of his duties. The phantom stock units will also automatically vest upon the death or disability of Mr. Ribis. The Ribis THCR Agreement also provides for up to an aggregate of $2.0 million of loans to Mr. Ribis to be used by him to pay his income tax liability in connection with stock options, phantom stock units and stock bonus awards, which loans will be forgiven, including both principal and interest, in the event of a "change of control." The Ribis THCR Agreement defines "change of control" as the occurrence of any of the following events: (i) any person (other than THCR Holdings, Trump or an affiliate of either) becomes a beneficial owner of 50% or more of the voting stock of THCR, (ii) the majority of the Board of Directors of THCR consists of individuals that were not directors on June 12, 1995 (the "June 12 Directors"), provided, however, that any person who becomes a director subsequent to June 12, 1995, shall be considered a June 12 Director if his election or nomination was supported by three-quarters of the June 12 Directors, (iii) THCR adopts and implements a plan of liquidation or (iv) all or substantially all of the assets or business of THCR are disposed of in a sale or business combination in which shareholders of THCR would not beneficially own the same proportion of voting stock of the successor entity. The Ribis THCR Agreement also provides certain demand and piggyback registration rights for THCR Common Stock issued pursuant to the foregoing. Pursuant to the Ribis THCR Agreement, Mr. Ribis has agreed that upon termination of his employment other than for "cause" or following a "change of control," he would not engage in any activity competitive with THCR for a period of up to one year.

  Mr. Ribis had an employment agreement with Taj Associates and Castle Associates pursuant to which Mr. Ribis acted as Chief Executive Officer of Taj Associates and Castle Associates, respectively. These agreements were terminated in connection with the Taj Acquisition and the Castle Acquisition, and now Mr. Ribis is compensated for his services to Taj Associates and Castle Associates under the Ribis THCR Agreement.

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

  THCR Holdings has an employment agreement with Joseph A. Fusco (the "Fusco Agreement") pursuant to which he serves as Executive Vice President of Government Relations and Regulatory Affairs. The Fusco Agreement, the initial term of which expires on May 31, 1999, if not extended, provides for an initial annual compensation of $285,000 plus bonus, subject to annual review. Employment may be terminated only for "cause," which is defined in the Fusco Agreement as Mr. Fusco's (i) denial or revocation of his casino key employee license, (ii) conviction of certain crimes, (iii) disability or death or (iv) breach of his duty to THCR Holdings. Upon termination for cause, Mr. Fusco will receive only compensation earned to the date of termination. Pursuant to the Fusco Agreement, Mr. Fusco may not accept employment for or on behalf of any other casino hotel located in Atlantic City during the term of the Fusco Agreement.

COMPENSATION OF DIRECTORS

  Directors of THCR who are also employees or consultants of THCR and its affiliates receive no directors' fees. Non-employee directors are paid an annual directors fee $50,000, plus $2,000 per meeting attended plus reasonable out-of-pocket expenses incurred in attending these meetings, provided that directors currently serving on the Board of Directors of Trump AC Funding or Trump AC Holding receive no additional compensation. All such fees are paid by THCR Holdings in accordance with the THCR Holdings Partnership Agreement.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  In general, the compensation of executive officers of THCR is determined by the Compensation Committee of the THCR Board of Directors, which consists of Messrs. Trump, Ribis, Askins and Thomas. No officer or employee of THCR, other than Messrs. Trump and Ribis who serve on the THCR Board of Directors, participated in the deliberations of the THCR Board of Directors concerning executive compensation.

  Taj Acquisition. On April 17, 1996, a subsidiary of THCR was merged with and into THCR Holding Corp. and each outstanding share of THCR Holding Corp. Class A Common Stock, which in the aggregate represented 50% of the economic interest in Taj Associates, was converted into the right to receive, at each holder's election, either (a) $30 in cash or (b) that number of shares of THCR Common Stock having a market value equal to $30. Trump held the remaining 50% interest in Taj Associates and contributed such interest in Taj Associates to Trump AC in exchange for limited partnership interests in THCR Holdings. The outstanding shares of THCR Holding Corp. Class C Common Stock, all of which were held by Trump, were canceled in connection with the Taj Acquisition. In addition, Trump received the Trump Warrants. See "Business--The Taj Mahal--Taj Acquisition."

  Castle Acquisition. On October 7, 1996, THCR Holdings acquired from Trump all of the outstanding equity of Castle Associates. See "Business--Trump's Castle--Historical Background--Castle Acquisition."

  Certain Related Party Transactions--THCR. Upon consummation of the June 1995 Offerings, Trump contributed to the capital of Trump Indiana and other new jurisdiction subsidiaries payments made by him relating to expenditures for the development of the Indiana Riverboat and other gaming ventures. As of June 12, 1995, these advances totaled approximately $4.4 million. Of these amounts, approximately $3.0 million were used to fund expenses related to the development of Trump Indiana. In order to fund such expenses, THCR Holdings lent to Trump $3.0 million and Trump issued to THCR Holdings a five-year promissory note bearing interest at a fixed rate of 10% payable annually. The promissory note provided that it would be automatically canceled in the event that at any time during the periods set forth below, the THCR Common Stock trades on the NYSE, or any other applicable national exchange or over-the-counter market, at a price per share equal to or greater than the prices set forth below (subject to adjustment in certain circumstances) for any ten trading days during any 15 consecutive trading day period:

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

  THCR has entered into a ten-year lease with Trump-Equitable Company, dated as of July 1, 1995, for the lease of office space in The Trump Tower in New York City, which THCR may use for its general executive and administrative offices. The fixed rent is $115,500 per year, paid in equal monthly installments, for the period from July 1, 1995 to June 30, 2000 and will be $129,250 per year, paid in equal monthly installments, for the period from July 1, 2000 to June 30, 2005. In addition, THCR will pay as additional rent, among other things, a portion of the property taxes due each year. THCR has the option to terminate this lease upon ninety days' written notice and payment of $32,312.50.

  On December 4, 1996, the THCR Board of Directors approved a $1.4 million secured loan to Mr. Ribis. In connection therewith, Mr. Ribis has issued to THCR Holdings a secured promissory note bearing interest at a fixed rate of 7.75%. Principal and interest on the promissory note is payable on or prior to the termination of the Ribis THCR Agreement.

  Certain Related Party Transactions--Plaza Associates. Seashore Four was the fee owner of a parcel of land constituting a portion of the Plaza Casino Parcel, which it leased to Plaza Associates. Plaza Associates recorded rental expenses of approximately $1.0 million in 1996 concerning rent owed to Seashore Four. In January 1997, Plaza Associates exercised the option to purchase the land under the lease with Seashore Four for $10 million.

  Trump Seashore was the fee owner of a parcel of land constituting a portion of the Plaza Casino Parcel, which it leased to Plaza Associates. Plaza Associates made rental payments to Trump Seashore of approximately $1.0 million in 1996. In September 1996, Plaza Associates exercised the option to purchase the land under the lease with Trump Seashore for $14.5 million.

  On June 24, 1993, in connection with the 1993 refinancing of Trump Plaza,
(i) Trump transferred title to Trump Plaza East to Missouri Boardwalk, Inc. ("MBI"), a wholly owned subsidiary of Midlantic National Bank ("Midlantic"), in exchange for a reduction in indebtedness to Midlantic, (ii) MBI leased Trump Plaza East to Trump (the "Trump Plaza East Lease") for a term of five years, which would have expired on June 30, 1998, during which time Trump would have been obligated to pay MBI $260,000 per month in lease payments and
(iii) Plaza Associates acquired the Trump Plaza East Purchase Option. In October 1993, Plaza Associates assumed the Trump Plaza East Lease and related expenses. On April 17, 1996, in connection with the Taj Acquisition, Plaza Associates purchased Trump Plaza East and the Trump Plaza East Lease, and related obligations were terminated.

  Certain Related Party Transactions--Taj Associates. Taj Associates has a lease with Trump-Equitable Company, for the lease of office space in The Trump Tower in New York City, which Taj Associates uses as a marketing office. On September 1, 1995, the lease was renewed for a term of five years with an option for Taj Associates to cancel the lease on September 1 of each year, upon six months' notice and payment of six months' rent. Under the renewed lease, the monthly payments are $2,184.

  From October 4, 1991 until April 17, 1996, Taj Associates leased the Specified Parcels from Realty Corp., consisting of land adjacent to the site of the Taj Mahal, which is used primarily for a bus terminal, surface parking and the Taj Entertainment Complex, as well as the Steel Pier and a warehouse complex. During 1993, 1994 and 1995, lease obligations to Realty Corp. for these facilities were approximately $3.3 million per year. On April 17, 1996, in connection with the Taj Acquisition, Taj Associates purchased the Specified Parcels from Realty Corp. and the lease and related obligations were terminated.

  On October 4, 1991, Taj Associates entered into a guarantee with First Fidelity Bank, National Association (now known as First Union National Bank) ("First Fidelity") of the performance by Realty Corp. of its obligations under a loan of approximately $78 million owing to First Fidelity (the "First Fidelity Loan"), which loan was secured by a mortgage on the Specified Parcels. Such guarantee was limited to any deficiency in the amount owed under the First Fidelity Loan when due, up to a maximum of $30 million. In connection with the purchase of the Specified Parcels, Realty Corp.'s obligations to First Fidelity under the First Fidelity Loan were satisfied and First Fidelity, among other things, released Taj Associates from the guarantee.

  Taj Associates and Trump were parties to an agreement, which became effective in April 1991, and which provided that Trump would render to Taj Associates marketing, advertising, promotional and related services with respect to the business operations of Taj Associates through December 31, 1999 (the "Taj Services Agreement"). In consideration for the services to be rendered, Taj Associates paid an annual fee (the "Annual Fee") equal to 1% of Taj Associates' earnings before interest, taxes and depreciation less capital expenditures for such year, with a minimum base fee of $500,000 per annum. During the year 1995, and the period from January 1, 1996 to April 17, 1996, Trump earned approximately $1.7 million and $0.4 million, respectively, in respect of the Annual Fee, including amounts paid to a third party pursuant to an assignment agreement. In addition, during the year 1995, and the period from January 1, 1996 to April 17, 1996, Taj Associates reimbursed Trump $261,000 and $148,000, respectively, for expenses pursuant to the Taj Services Agreement. Taj Associates agreed to indemnify Trump from and against any licensing fees arising out of his performance of the Taj Services Agreement, and against any liability arising out of his performance of the Taj Services Agreement, other than that due to his gross negligence or willful misconduct. The Taj Services Agreement was terminated upon consummation of the Taj Acquisition on April 17, 1996.

  On April 1, 1991, in connection with the Taj Services Agreement, Taj Associates and Trump entered into an Amended and Restated License Agreement (the "Taj License Agreement") which amended and restated an earlier license agreement between the parties. Pursuant to the Taj License Agreement, Taj Associates had the non-exclusive right to use the name and likeness of Trump, and the exclusive right to use the name and related marks and designs of the Taj Mahal (collectively, the "Taj Marks"), in its advertising, marketing and promotional activities through December 31, 1999. Upon consummation of the Taj Acquisition, the Taj License Agreement was terminated and the Taj Marks were licensed to THCR under the License Agreement.

  Certain Related Party Transactions--Castle Associates. On December 28, 1993, Castle Associates entered into a Services Agreement with TCI-II (the "Castle Services Agreement"). In general, the Castle Services Agreement obligates TCI-II to provide to Castle Associates, from time-to-time when reasonably requested, consulting services on a non-exclusive basis, relating to marketing, advertising, promotional and other services (the "Castle Services") with respect to the business and operations of Castle Associates, in exchange for certain fees to be paid only in those years in which EBITDA (EBITDA represents income from operations before depreciation, amortization, restructuring costs and the non-cash write-down of CRDA investments) exceeds prescribed amounts.

  In consideration for the Castle Services to be rendered by TCI-II, Castle Associates will pay an annual fee (which is identical to the fee which was payable under the previously existing management agreement) to TCI-II in the amount of $1.5 million for each year in which EBITDA exceeds the following amounts for the years indicated: 1993--$40.5 million; 1994--$45.0 million; 1995 and thereafter--$50.0 million. If EBITDA in any fiscal year does not exceed the applicable amount, no annual fee is due. In addition, TCI-II will be entitled to an incentive fee, beginning with the fiscal year ending December 31, 1994, in an amount equal to 10% of EBITDA in excess of $45.0 million for such fiscal year. Castle Associates will also be required to advance to TCI-II $125,000 a month which will be applied toward the annual fee, provided, however, that no advances will be made during any year if and for so long as the Managing Partner (defined in the Castle Services Agreement as Trump) determines, in his good faith reasonable judgment, that Castle Associates' budget and year-to-date performance indicate that the minimum EBITDA levels (as specified above) for such year will not be met. If for any year during which annual fee advances have been made it is determined that the annual fee was not earned, TCI-II will be obligated to promptly repay any amounts previously advanced. For purposes of calculating EBITDA under the Castle Services Agreement, any incentive fees paid in respect of 1994 or thereafter shall not be deducted in determining net income. During the year ended 1996, there were no fees payable by Castle Associates under the Castle Services Agreement. As Castle Associates did not meet the required level of

EBITDA in 1996, the monthly advances to TCI-II related to the Castle Services Agreement were suspended and on October 6, 1996, Castle Associates recorded a receivable in the amount of $1.25 million which represents the amounts advanced to TCI-II during the year. The Castle Services Agreement expires on December 31, 2005.

  Trump has granted Castle Associates a license to use the Marks in connection with the operations of Trump's Castle since June 17, 1985. The license expires on August 15, 1998. See "Business--Trademark/ Licensing."

  Other Relationships. The Commission requires registrants to disclose the existence of any other corporation in which both (i) an executive officer of the registrant serves on the board of directors and/or compensation committee, and (ii) a director of the registrant serves as an executive officer. Messrs. Ribis, Pickus and Burke, executive officers of THCR, have served on the boards of directors of other entities in which members of the THCR Board of Directors (namely, Messrs. Trump and Ribis) served and continue to serve as executive officers. Management believes that such relationships have not affected the compensation decisions made by the THCR Board of Directors in the last fiscal year.

  Trump serves on the Board of Directors of TACC, a general partner of Plaza Associates, of which Messrs. Trump, Ribis and Pickus are executive officers. Messrs. Trump and Ribis also serve on the Board of Directors of Trump AC Holding, of which Messrs. Trump, Ribis and Burke are also executive officers. Trump is the sole director of TACC, of which Messrs. Trump, Ribis and Pickus are executive officers. Trump is not compensated by such entities for serving as an executive officer, however, he has entered into a personal services agreement with Plaza Associates and THCR. Messrs. Ribis and Burke are not compensated by the foregoing entities, however, they are compensated by Plaza Associates for their service as executive officers.

  Messrs. Ribis, Pickus, and Burke serve on the Board of Directors of THCR Holding Corp., which held, prior to April 17, 1996, an indirect equity interest in Taj Associates, of which Trump is an executive officer. Such persons also serve on the Board of Directors of THCR/LP, the former managing general partner of Taj Associates, of which Messrs. Trump and Ribis are executive officers. Mr. Ribis is compensated by Taj Associates for his services as its Chief Executive Officer. See "--Employment Agreements."

  Mr. Ribis also serves on the Board of Directors of Realty Corp., which, prior to the Taj Acquisition, leased certain real property to Taj Associates, of which Trump is an executive officer. Trump, however, does not receive any compensation for serving as an executive officer of Realty Corp.

  Messrs. Ribis, Pickus and Burke are members of the Board of Partner Representatives of Castle Associates and members of the Board of Directors of TCHI, the general partner of Castle Associates of which Messrs Ribis, Pickus and Burke are executive officers. In addition, Trump is the sole director and an officer of Castle Funding. Messrs Ribis, Pickus and Burke received no compensation from these entities other than from Castle Associates for their services as executive officers. Trump is not compensated by these entities other than pursuant to the Castle Services Agreement.

  John Barry, Trump's brother-in-law, is a partner of Barry & McMoran, a New Jersey law firm which provides, from time to time, legal services to Plaza Associates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth, as of March 17, 1997, certain information regarding the beneficial ownership of THCR Common Stock by (i) each of THCR's executive officers, (ii) each director of THCR, (iii) each person who is known to THCR to own beneficially more than 5% of the THCR Common Stock and (iv) all officers and directors of THCR as a group. In the case of persons other than members of the officers and directors of THCR, such information is based solely on a review of Schedules 13G filed with the Commission.

                                                        BENEFICIAL OWNERSHIP
                                                   -----------------------------
NAME                                                  NUMBER           PERCENT
----                                               -------------      ----------
Donald J. Trump...................................    15,719,248(1)     40.7%
Nicholas L. Ribis.................................       109,513(2)       *
John P. Burke.....................................           700(3)       *
Robert M. Pickus..................................         1,000          *
Joseph A. Fusco...................................         1,000
Wallace B. Askins.................................         3,000          *
Don M. Thomas.....................................         1,000          *
Peter M. Ryan.....................................         5,000          *
Lynch & Mayer, Inc. ..............................     1,293,300(4)      5.6%
Capital Research and Management Company...........     1,700,000(5)      7.4%
State Street Research & Management Company........     2,552,700(6)     11.1%
Oppenheimer Group, Inc............................     4,860,955(7)     21.2%
All officers and directors of THCR (8 persons)....    15,840,202        40.9%

The above persons have sole voting and investment power, unless otherwise indicated below.
--------
 * Less than 1%.
(1) 725 Fifth Avenue, New York, New York 10022. These shares include 10,300,456, 1,407,017, and 2,211,250 shares of THCR Common Stock into which Trump's, TCI's and TCI-II's limited partnership interests in THCR Holdings are convertible, subject to certain adjustments. TCI and TCI-II are corporations wholly owned by Trump. These shares also include (a) 275 shares of THCR Common Stock held by Trump's wife, Ms. Marla M. Trump, of which shares Trump disclaims beneficial ownership, (b) 250 shares of THCR Common Stock, 100 of which are held for Trump's account and 150 of which are held as custodian for his children, and (c) 1,800,000 shares of THCR Common Stock underlying currently exercisable warrants to purchase THCR Common Stock held by Trump of which (i) 600,000 shares may be purchased on or before April 17, 1999 at $30.00 per share, (ii) 600,000 shares may be purchased on or before April 17, 2000 at $35.00 per share and (iii) 600,000 shares may be purchased on or before April 17, 2001 at $40.00 per share. Trump beneficially owns an approximately 37% limited partnership interest in THCR Holdings, of which approximately 4% is held directly by TCI and 6% by TCI-II. Trump is also the beneficial owner of all of the outstanding shares of THCR Class B Common Stock (1,000 shares) of which he holds 850 shares directly and holds 50 shares through TCI and 100 shares through TCI-II.
(2) Includes (i) a fully vested stock bonus award of 66,667 shares, (ii) 10,000 shares held by Mr. Ribis, (iii) 3,081 shares and 2,739 shares held by Mr. Ribis as custodian for his son, Nicholas L. Ribis Jr., and his daughter, Alexandria Ribis, respectively, of which shares Mr. Ribis disclaims beneficial ownership, and (iv) 26,667 shares underlying currently exercisable options to purchase THCR Common Stock at $14.00 per share until June 12, 2005.
(3) Mr. Burke shares voting and dispositive power of 200 of these shares with his wife. These shares also include 200 shares beneficially owned solely by his wife, of which shares Mr. Burke disclaims beneficial ownership.
(4) 520 Madison Avenue, New York, New York 10022. Lynch & Mayer is an investment adviser and has shared voting and dispositive power over these shares.
(5) 333 South Hope Street, Los Angeles, California 90071. Capital Research and Management Company ("Capital Research") is an investment adviser and claims beneficial ownership of these shares. The Capital Group Companies, Inc. is the parent holding company of Capital Research and disclaims beneficial ownership hereshown.
(6) One Financial Center, 30th Floor, Boston, Massachusetts 02111. State Street Research & Management Company ("State Street") is an investment adviser and claims beneficial ownership of these shares. Metropolitan Life Insurance Company, One Madison Avenue, New York, New York 10010, is the parent holding company of State Street and disclaims beneficial ownership of these shares.
(7) Oppenheimer Tower, World Financial Center, New York, New York 10281. Oppenheimer Group, Inc. ("Oppenheimer") has shared voting and dispositive power over these shares. These shares include 3,481,550 shares beneficially owned by Oppenheimer Capital, an investment adviser, of which Oppenheimer is the parent holding company. Oppenheimer disclaims beneficial ownership over these shares.

  As security for certain indebtedness of Trump and his affiliates (other than THCR and its subsidiaries) owed to a lender, Trump pledged 830 shares of his THCR Class B Common Stock and an approximately 22.7% limited partnership interest in THCR Holdings, and caused TCI to pledge its 50 shares of THCR Class B Common Stock and its 5.5% limited partnership interest in THCR Holdings. A foreclosure on all of such collateral could result in a change of control of THCR.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Affiliate party transactions are governed by the provisions of the Senior
Note Indenture and the Trump AC Mortgage Note Indenture, which provisions generally require that such transactions be on terms as favorable as would be obtainable from an unaffiliated party, and require the approval of a majority of the independent directors of THCR for certain affiliated transactions. Affiliated transactions with respect to Castle Associates are governed by the indentures under which the Castle Notes were issued.

  Trump, Ribis and certain affiliates have engaged in certain related party transactions with respect to THCR and its subsidiaries. See "Executive Compensation--Compensation Committee Interlocks and Insider Participation-- Certain Related Party Transactions--THCR," "--Plaza Associates," "--Taj Associates," "--Castle Associates" and "--Other Relationships."

  Plaza Associates, Taj Associates and Castle Associates have joint insurance coverage with other entities affiliated with Trump, for which the annual premiums paid by Plaza Associates, Taj Associates and Castle Associates was approximately $5.2 million for the year ended December 31, 1996.

  Plaza Associates leased portions of its Egg Harbor Parcel to Castle Associates. Lease payments by Castle Associates to Plaza Associates totaled $5,000 in 1996.

  In November 1996, Castle Associates assigned to THCR Holdings, with the consent of Roger P. Wagner, Castle Associates' employment agreement with Mr. Wagner, pursuant to which Mr. Wagner served as the President and Chief Operating Officer of Castle Associates and TCHI. The assigned agreement provides for an annual salary of $375,000 reviewed on an annual basis. Mr. Wagner is currently the Acting General Manager of Trump Indiana.

  Indemnification Agreements. In addition to the indemnification provisions in THCR's and its subsidiaries' employment agreements (see "Executive Compensation--Employment Agreements"), certain former and current directors of Plaza Funding entered into separate indemnification agreements in May 1992 with Plaza Associates pursuant to which such persons are afforded the full benefits of the indemnification provisions of the partnership agreement governing Plaza Associates. Plaza Associates also entered into an Indemnification Trust Agreement in November 1992 with Midlantic (the "Indemnification Trustee") pursuant to which the sum of $100,000 was deposited by Plaza Associates with the Indemnification Trustee for the benefit of the directors of Plaza Funding and certain former directors of Trump Plaza GP to provide a source for indemnification for such persons if Plaza Associates, Plaza Funding or Trump Plaza GP, as the case may be, fails to immediately honor a demand for indemnification by such persons. The indemnification agreements with the directors of Plaza Funding and directors of Trump Plaza GP were amended in June 1993 to provide, among other things, that Plaza Associates would maintain directors' and officers' insurance covering such persons during the ten-year term (subject to extension) of the indemnification agreements; provided, however, that if such insurance would not be available on a commercially practicable basis, Plaza Associates could, in lieu of obtaining such insurance, annually deposit an amount in a trust fund equal to $500,000 for the benefit of such directors; provided further that deposits relating to the failure to obtain such insurance shall not exceed $2.5 million. Such directors are covered by directors' and officers' insurance maintained by Plaza Associates.

  In connection with the Taj Acquisition, Trump AC has agreed to provide to the former officers and Directors of THCR Holding Corp. and THCR/LP (the "Taj Indemnified Parties"), including Messrs. Ribis, Pickus and Burke, indemnification as provided in the THCR's Amended and Restated Certificate of Incorporation and

Amended and Restated By-Laws until April 17, 2002. In addition, THCR agreed, and agreed to cause THCR Holding Corp. and THCR/LP to agree, that until April 17, 2002, unless otherwise required by law, the Certificate of Incorporation and By-Laws of THCR Holding Corp. and THCR/LP shall not be amended, repealed or modified to reduce or limit the rights of indemnity afforded to the former directors, officers and employees of THCR Holding Corp. and THCR/LP or the ability of THCR Holding Corp. or THCR/LP to indemnify such persons, nor to hinder, delay or make more difficult the exercise of such rights of indemnity or the ability to indemnify. In addition, Trump AC has also agreed to purchase and maintain in effect, until April 17, 2002, directors' and officers' liability insurance policies covering the Taj Indemnified Parties on terms no less favorable than the terms of the then current insurance policies' coverage or, if such directors' and officers' liability insurance is unavailable for an amount no greater than 150% of the premium paid by THCR Holding Corp. (on an annualized basis) for directors' and officers' liability insurance during the period from January 1, 1996, to April 17, 1996, Trump AC has agreed to obtain as much insurance as can be obtained for a premium not in excess (on an annualized basis) of such amount.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) Financial Statements. See the Index immediately following the signature page.

  (b) Reports on Form 8-K. The Registrant filed a Current Report on Form 8-K, dated October 22, 1996, reporting under Item 2 thereto, the consummation of the Castle Acquisition. Under Item 5 to such Form 8-K, the Registrant reported the filing of the derivative action by a stockholder of THCR in the United States District Court, Southern District of New York (96 Civ. 7820) against each member of the Board of Directors of THCR, THCR, THCR Holdings, Castle Associates, TCI, TCI-II, TCHI and Salomon. Under Item 7 to such Form 8-K, the Registrant reported the financial statements of the business acquired by THCR Holdings and pro forma financial information, including (i) the consolidated balance sheets of Castle Associates and subsidiary as of December 31, 1994 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996, (ii) the consolidated balance sheets of Castle Associates and subsidiary as of December 31, 1994 and 1995, and the related consolidated statements of operations, capital (deficit) and cash flows for each of the three years in the period ended December 31, 1995 and (iii) the Unaudited Pro Forma Consolidated Balance of June 30, 1996 and the Unaudited Pro Forma Consolidated Statement of Operations for the year ended June 30, 1996.

  (c) Exhibits.

   EXHIBIT NO.                     DESCRIPTION OF EXHIBIT
   -----------                     ----------------------
    2.1(12)    Agreement, dated as of June 24, 1996, among Trump Hotels &
               Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings,
               L.P., TC/GP, Inc., Trump's Castle Hotel & Casino, Inc. and
               Donald J. Trump.
    3.1(9)     Amended and Restated Certificate of Incorporation of Trump
               Hotels & Casino Resorts, Inc.
    3.2(9)     Amended and Restated By-Laws of Trump Hotels & Casino Resorts,
               Inc.
    3.1.3(14)  Amendment to the Amended and Restated Certificate of
               Incorporation of Trump Hotels & Casino Resorts, Inc.
    4.1(4)     Mortgage Note Indenture, among Trump Plaza Funding, Inc., as issuer, Trump Plaza Associates, as guarantor, and First Bank
               National Association, as trustee.
    4.2(4)     Indenture of Mortgage, between Trump Plaza Associates, as
               mortgagor, and Trump Plaza Funding, Inc., as mortgagee.
    4.3(4)     Assignment Agreement between Trump Plaza Funding, Inc., and
               First Bank National Association, as trustee.
    4.4(4)     Assignment of Operating Assets from Trump Plaza Associates to
               Trump Plaza Funding, Inc.
    4.5(4)     Assignment of Leases and Rents from Trump Plaza Associates to
               Trump Plaza Funding, Inc.
    4.6(4)     Indenture of Mortgage between Trump Plaza Associates and First
               Bank National Association, as trustee.
    4.7(4)     Assignment of Leases and Rents from Trump Plaza Associates to
               First Bank National Association, as trustee.
    4.8(4)     Assignment of Operating Assets from Trump Plaza Associates to
               First Bank National Association, as trustee.
    4.9(4)     Trump Plaza Associates Note to Trump Plaza Funding, Inc.
    4.10(4)    Mortgage Note Certificate (included in Exhibit 4.1).

   EXHIBIT NO.                     DESCRIPTION OF EXHIBIT
   -----------                     ----------------------
    4.11(4)    Pledge Agreement of Trump Plaza Funding, Inc., in favor and for the benefit of First Bank National Association, as
               trustee.
    4.12-4.16  Intentionally omitted.
    4.17.1(9)  Senior Secured Note Indenture between Trump Hotels & Casino
               Resorts Holdings, L.P. and Trump Hotels & Casino Resorts
               Funding, Inc., as issuers, and First Bank National
               Association, as trustee.
    4.17.2(11) Supplemental Indenture by Trump Hotels & Casino Resorts
               Holdings, L.P. and Trump Hotels & Casino Resorts Funding, Inc.
               with respect to their 15 1/2% Senior Secured Notes due 2005.
    4.17.3(11) Second Supplemental Indenture by Trump Hotels & Casino Resorts
               Holdings, L.P. and Trump Hotels & Casino Resorts Funding, Inc.
               with respect to their 15 1/2% Senior Secured Notes due 2005.
    4.18(9)    Senior Secured Note Certificate (included in Exhibit 4.17).
    4.19.1(9)  Pledge Agreement, dated June 12, 1995, from Trump Hotels &
               Casino Resorts Holdings, L.P. as pledgor to First Bank
               National Association as collateral agent, on behalf of First
               Bank National Association in its respective capacities as
               trustees.
    4.19.2(9)  Pledge Agreement, dated June 12, 1995, from Trump Hotels &
               Casino Resorts Holdings, L.P. as pledgor to First Bank
               National Association as trustee.
    4.19.3(9)  Pledge Agreement, dated June 12, 1995, from Trump Plaza
               Holding Associates as pledgor to First Bank National
               Association as collateral agent, on behalf of First Bank
               National Association in its respective capacities as trustees.
    4.19.4(9)  Pledge Agreement, dated June 12, 1995, from Trump Plaza
               Holding, Inc. as pledgor to First Bank National Association as collateral agent, on behalf of First Bank National Association in its respective capacities as trustees.
    4.19.5(11) Pledge Agreement, dated April 17, 1996, from Trump Hotels &
               Casino Resorts Holdings, L.P. as pledgor to First Bank
               National Association as Senior Note Trustee.
    4.19.6(11) Pledge Agreement, dated April 17, 1996, from Trump Atlantic
               City Associates as pledgor to First Bank National Association as Senior Note Trustee.
    4.19.7(11) Pledge Agreement, dated April 17, 1996, from Trump Atlantic
               City Holding, Inc. as pledgor to First Bank National
               Association as Senior Note Trustee.
    4.19.8(11) Pledge Agreement, dated April 17, 1996, from Trump Atlantic
               City Corporation as pledgor to First Bank National Association as Senior Note Trustee.
    4.20(14)   Pledge Agreement, dated as of October 7, 1996, by and between
               Trump Hotels & Casino Resorts Holdings, L.P. and First Bank
               National Association, as trustee.
    4.21(14)   Pledge Agreement, dated as of October 7, 1996, by and between
               Trump's Castle Hotel & Casino, Inc. and First Bank National
               Association, as trustee.
    4.22-4.23  Intentionally omitted.
    4.24(9)    Cash Collateral and Disbursement Agreement, dated June 12,
               1995, among First Bank National Association, as disbursement agent, First Bank National Association, as trustee, and Trump
               Hotels & Casino Resorts Holdings, L.P. and Trump Hotels &
               Casino Resorts Funding, Inc., as issuers.
    4.25(8)    Certificate of Common Stock of Trump Hotels & Casino Resorts,
               Inc.

   EXHIBIT NO.                     DESCRIPTION OF EXHIBIT
   -----------                     ----------------------
    4.26(11)   Indenture, dated April 17, 1996, among Trump Atlantic City
               Associates and Trump Atlantic City Funding, Inc., as issuers,
               Trump Plaza Associates, Trump Taj Mahal Associates and The
               Trump Taj Mahal Corporation, as guarantors, and First Bank
               National Association as trustee.
    4.27(11)   First Mortgage Note Certificate (included in Exhibit 4.26.1).
    4.28.1(11) Indenture of Mortgage and Security Agreement among Trump Taj
               Mahal Associates, as mortgagor, and First Bank National
               Association, as collateral agent, as mortgagee.
    4.28.2(11) Indenture of Mortgage and Security Agreement among Trump Plaza
               Associates, as mortgagor, and First Bank National Association, as collateral agent, as mortgagee.
    4.29.1(11) Assignment of Leases and Rents among Trump Taj Mahal
               Associates, as assignor, and First Bank National Association, as collateral agent, as mortgagee.
    4.29.2(11) Assignment of Leases and Rents among Trump Plaza Associates, as assignor, and First Bank National Association, as
               collateral agent, as mortgagee.
    4.30(11)   Collateral Agency Agreement among First Bank National
               Association, as collateral agent, First Bank National
               Association, as trustee, Trump Atlantic City Associates, Trump
               Atlantic City Funding, Inc., the other secured parties
               signatory thereto, and the guarantors under the First Mortgage
               Note Indenture.
    4.31(11)   Warrants of Trump Hotels & Casino Resorts, Inc. issued to
               Donald J. Trump.
   10.1-10.6   Intentionally omitted.
   10.7(6)     Employment Agreement between Trump Plaza Associates and Barry
               Cregan.
   10.8-10.27  Intentionally omitted.
   10.28(1)    Option Agreement, dated as of February 2, 1993, between Donald
               J. Trump and Trump Plaza Associates.
   10.29       Intentionally omitted.
   10.30(2)    Amended and Restated Services Agreement between Trump Plaza
               Associates and Trump Plaza Management Corp.
   10.31-10.32 Intentionally omitted.
   10.33(3)    Mortgage from Donald J. Trump, as nominee, to Albert
               Rothenberg and Robert Rothenberg, dated October 3, 1983.
   10.34(3)    Intentionally omitted.
   10.35.1(3)  Mortgage from Trump Plaza Associates to The Mutual Benefit
               Life Insurance Company, dated October 5, 1990.
   10.35.2(3)  Collateral Assignment of Leases from Trump Plaza Associates to
               The Mutual Benefit Life Insurance Company, dated October 5,
               1990.
   10.36-10.37 Intentionally omitted.
   10.38.1(5)  Employment Agreement between Trump Plaza Associates and
               Nicholas L. Ribis.
   10.38.2(9)  Employment Agreement between Trump Hotels & Casino Resorts
               Holdings, L.P. and Nicholas L. Ribis (with exhibits).
   10.39.1(5)  Severance Agreement between Trump Plaza Associates and Robert
               M. Pickus.
   10.39.2(15) Employment Contract, dated July 7, 1995, between Trump Hotels
               & Casino Resorts Holdings, L.P. and Robert M. Pickus.
   10.40(7)    Employment Agreement, dated as of February 7, 1995, between
               Trump Plaza Associates and Kevin S. Smith.


   EXHIBIT NO.                     DESCRIPTION OF EXHIBIT
   -----------                     ----------------------
   10.41(7)    Employment Agreement between Trump Plaza Associates and James
               A. Rigot.
   10.42(7)    Option and Right of First Offer Agreement between Trump Plaza
               Associates and Missouri Boardwalk Inc., dated June 24, 1993.
   10.43(7)    Lease between Donald J. Trump and Missouri Boardwalk Inc., dated June 24, 1993.
   10.44(7)    Sublease between Donald J. Trump and Missouri Boardwalk Inc., dated June 24, 1993.
   10.45       Intentionally omitted.
   10.46.1(9)  Executive Agreement among Donald J. Trump, Trump Hotels &
               Casino Resorts, Inc. and Trump Hotels & Casino Resorts
               Holdings, L.P.
   10.46.2(13) Amendment to Executive Agreement, dated as of May 16, 1996, by and among Donald J. Trump, Trump Hotels & Casino Resorts, Inc.
               and Trump Hotels & Casino Resorts Holdings, L.P.
   10.47.1(9)  1995 Stock Incentive Plan of Trump Hotels & Casino Resorts,
               Inc.
   10.47.2(13) Amendment No. 1 to Trump Hotels & Casino Resorts, Inc. 1995
               Stock Incentive Plan.
   10.50(8)    Acquisition Agreement, dated April 27, 1995, between Trump
               Oceanview, Inc. and The New Jersey Sports and Exposition
               Authority.
   10.51.1(8)  Amended and Restated Partnership Agreement of Trump Hotels &
               Casino Resorts Holdings, L.P.
   10.51.2(11) Second Amended and Restated Agreement of Limited Partnership
               of Trump Hotels & Casino Resorts Holdings, L.P.
   10.51.3(14) Third Amended and Restated Agreement of Limited Partnership of
               Trump Hotels & Casino Resorts Holdings, L.P., dated as of
               October 7, 1996.
   10.52.1(9)  Exchange and Registration Rights Agreement, dated June 12,
               1995, between Trump Hotels & Casino Resorts, Inc. and Donald
               J. Trump.
   10.52.2(11) Amended and Restated Exchange and Registration Rights
               Agreement, dated April 17, 1996, among Trump Hotels & Casino
               Resorts, Inc., Donald J. Trump and Trump Casinos, Inc.
   10.52.3(14) Second Amended and Restated Exchange and Registration Rights
               Agreement among Donald J. Trump, Trump Casinos, Inc., Trump
               Casinos II, Inc. and Trump Hotels & Casino Resorts, Inc.,
               dated as of October 7, 1996.
   10.53.1(9)  Contribution Agreement, dated June 12, 1995, between Trump
               Hotels & Casino Resorts Holdings, L.P. and Donald J. Trump.
   10.53.2(11) 1996 Contribution Agreement among Trump Hotels & Casino
               Resorts Holdings, L.P., Donald J. Trump, THCR/LP Corporation
               (formerly known as TM/GP Corporation) and Trump Casinos, Inc.
               (formerly known as Trump Taj Mahal, Inc.).
   10.54.1(9)  Trademark License Agreement, dated June 12, 1995, between
               Donald J. Trump and Trump Hotels & Casino Resorts, Inc.
   10.54.2(11) Amendment to Trademark License Agreement, dated April 17,
               1996, between Donald J. Trump and Trump Hotels & Casino
               Resorts, Inc.
   10.55.1(9)  Trademark Security Agreement, dated June 12, 1995, between
               Trump Hotels & Casino Resorts, Inc. and Donald J. Trump.
   10.55.2(11) Amendment to Trademark Security Agreement, dated April 17,
               1996, between Donald J. Trump and Trump Hotels & Casino
               Resorts, Inc.
   10.56(8)    Agreement of Sublease between Donald J. Trump and Time Warner
               Entertainment Company, L.P., as amended.

   EXHIBIT NO.                     DESCRIPTION OF EXHIBIT
   -----------                     ----------------------
   10.57       Intentionally omitted.
   10.59(10)   First Amended and Restated Operating Agreement of Buffington
               Harbor Riverboat, L.L.C. by and between Trump Indiana, Inc.
               and Barden-Davis Casinos, L.L.C., dated as of October 31,
               1995.
   10.60.1(10) Loan and Security Agreement, by and between debis Financial
               Services, Inc. and Trump Indiana, Inc., dated August 30, 1995.
   10.60.2(10) Amendment Agreement to Loan and Security Agreement, by and
               between debis Financial Services, Inc. and Trump Indiana,
               Inc., dated as of October 25, 1995.
   10.61(10)   Voting Agreement between Donald J. Trump and Trump Hotels &
               Casino Resorts, Inc., dated January 8, 1996.
   10.63(11)   Third Amended and Restated Partnership Agreement of Trump
               Plaza Associates.
   10.64(11)   Amended and Restated Partnership Agreement of Trump Atlantic
               City Associates.
   10.65.1(13) Services Agreement, dated as of July 8, 1996, among Trump
               Plaza Associates, Trump Taj Mahal Associates and Trump Casino
               Services, L.L.C.
   10.65.2(14) Amended and Restated Services Agreement, dated as of October
               23, 1996, by and among Trump Plaza Associates, Trump Taj Mahal
               Associates, Trump's Castle Associates, L.P. and Trump Casino
               Services, L.L.C.
   10.66(13)   Thermal Energy Service Agreement, dated as of June 30, 1996, by and between Atlantic Jersey Thermal Systems, Inc. and Trump
               Taj Mahal Associates.
   10.67.1(14) Amendment to the Second Amended and Restated Partnership
               Agreement of Trump's Castle Associates, dated as of October 7,
               1996.
   10.67.2(14) Third Amended and Restated Partnership Agreement of Trump's
               Castle Associates, L.P., dated as of October 7, 1996.
   10.68(14)   Registration Agreement among Donald J. Trump, Trump Casinos,
               Inc., Trump Casinos II, Inc., Trump Hotels & Casino Resorts,
               Inc. and Donaldson Lufkin & Jenrette, Inc., dated as of
               October 7, 1996.
   10.69(14)   Thermal Energy Service Agreement, dated as of September 26,
               1996, by and between Atlantic Jersey Thermal Systems, Inc. and
               Trump Plaza Associates.
   10.70       Employment Agreement, dated May 3, 1996, between Trump Hotels
               & Casinos Resorts Holdings, L.P. and Joseph A. Fusco.
   10.71       Promissory Note of Nicholas L. Ribis in favor of Trump Hotels
               & Casino Resorts Holdings, L.P., dated December 4, 1996.
   21          List of Subsidiaries of Trump Hotels & Casino Resorts, Inc.
   27          Financial Data Schedule of Trump Hotels & Casino Resorts, Inc.

--------
 (1) Incorporated herein by reference to the identically numbered Exhibit in the Annual Report on Form 10-K of Trump Plaza Funding, Inc. for the year ended December 31, 1992.
 (2) Previously filed in the Registration Statement on Form S-1, Registration No. 33-58608, of Trump Atlantic City Associates (formerly Trump Plaza Holding Associates).
 (3) Incorporated herein by reference to the identically numbered Exhibit in the Registration Statement on Form S-1, Registration No. 33-58602, of Trump Plaza Funding, Inc. and Trump Plaza Associates.
 (4) Incorporated herein by reference to the identically numbered Exhibit in the Registration Statement on Form S-1, Registration No. 33-58608, of Trump Atlantic City Associates (formerly Trump Plaza Holding Associates).

 (5) Incorporated herein by reference to the identically numbered Exhibit in the Annual Report on Form 10-K of Trump Plaza Funding, Inc. and Trump Atlantic City Associates (formerly Trump Plaza Holding Associates) for the year ended December 31, 1993.
 (6) Incorporated herein by reference to the identically numbered Exhibit in the Quarterly Report on Form 1O-Q of Trump Plaza Funding, Inc. for the quarter ended September 30, 1994.
 (7) Incorporated herein by reference to the identically numbered Exhibit in the Annual Report on Form 10-K of Trump Plaza Funding, Inc. and Trump Atlantic City Associates (formerly Trump Plaza Holding Associates) for the year ended December 31, 1994.
 (8) Incorporated herein by reference to the identically numbered Exhibit to the Registration Statement on Form S-1, Registration No. 33-90784, of Trump Hotels & Casino Resorts, Inc.
 (9) Incorporated herein by reference to the identically numbered Exhibit in the Quarterly Report on Form 10-Q of Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Hotels & Casino Resorts Funding, Inc. for the quarter ended June 30, 1995.
(10) Incorporated by reference to the identically numbered Exhibit in the Registration Statement on Form S-1, Registration No. 333-639, of Trump Hotels & Casino Resorts, Inc.
(11) Incorporated herein by reference to the identically numbered Exhibit in the Quarterly Report on Form 10-Q of Trump Hotels & Casino Resorts, Inc. for the quarter ended March 31, 1996.
(12) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of Trump Hotels & Casino Resorts, Inc., dated June 25, 1996.
(13) Incorporated herein by reference to the identically numbered Exhibit in the Quarterly Report on Form 10-Q of Trump Hotels & Casino Resorts, Inc. for the quarter ended June 30, 1996.
(14) Incorporated herein by reference to the identically numbered Exhibit in the Quarterly Report on Form 10-Q of Trump Hotels & Casino Resorts, Inc. for the quarter ended September 30, 1996.

  (d) FINANCIAL STATEMENT SCHEDULES. See "Financial Statements and Supplementary Data--Index to Financial Statements and Financial Statement Schedules" for a list of the financial statement schedules included in this Annual Report.

IMPORTANT FACTORS RELATING TO FORWARD LOOKING STATEMENTS

  The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Annual Report on Form 10-K and those that may be made in the future by or on behalf of the Registrant, the Registrant notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Annual Report were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Registrant. Accordingly, there can be no assurance that the forward-looking statements contained in this Annual Report will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Annual Report should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Registrant are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Annual Report. The inclusion of the forward-looking statements contained in this Annual Report should not be regarded as a representation by the Registrant or any other person that the forward-looking statements contained in this Annual Report will be achieved. In light of the foregoing, readers of this Annual Report are cautioned not to place undue reliance on the forward-looking statements contained herein.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Trump Hotels & Casino Resorts, Inc.

                                                   /s/ Nicholas L. Ribis
                                            -----------------------------------
                                            BY: NICHOLAS L. RIBIS
                                            TITLE: PRESIDENT, CHIEF EXECUTIVE
                                                   OFFICER AND CHIEF FINANCIAL
                                                   OFFICER
                                            DATE: MARCH 28, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

              SIGNATURE                        TITLE                 DATE


         /s/ Donald J. Trump           Chairman of the          March 28, 1997
-------------------------------------   Board of Directors
           DONALD J. TRUMP

        /s/ Nicholas L. Ribis          President, Chief         March 28, 1997
-------------------------------------   Executive Officer,
          NICHOLAS L. RIBIS             Chief Financial
                                        Officer and
                                        Director (Principal
                                        Executive and
                                        Financial Officer)

          /s/ John P. Burke            Senior Vice              March 28, 1997
-------------------------------------   President,
            JOHN P. BURKE               Corporate Finance
                                        (Principal
                                        Accounting Officer)

        /s/ Wallace B. Askins          Director                 March 28, 1997
-------------------------------------
          WALLACE B. ASKINS

          /s/ Don M. Thomas            Director                 March 28, 1997
-------------------------------------
            DON M. THOMAS

          /s/ Peter M. Ryan            Director                 March 28, 1997
-------------------------------------
            PETER M. RYAN

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                          PAGE
Trump Hotels & Casino Resorts, Inc.
  Report of Independent Public Accountants............................... F- 2
  Consolidated Balance Sheets as of December 31, 1995 and 1996........... F- 3
  Consolidated Statements of Operations for the period from inception
   (June 12, 1995) through December 31, 1995 and for the year ended
   December 31, 1996..................................................... F- 4
  Consolidated Statements of Stockholders' Equity for the period from inception (June 12, 1995) through December 31, 1995 and for the year ended December 31, 1996............................................... F- 5
  Consolidated Statements of Cash Flows for the period from inception
   (June 12, 1995) through December 31, 1995 and for the year ended
   December 31, 1996..................................................... F- 6
  Notes to Consolidated Financial Statements............................. F- 8
Trump Atlantic City Associates and Trump Plaza Associates
  Report of Independent Public Accountants............................... F-27
  Consolidated Balance Sheets as of December 31, 1994 and June 12, 1995.. F-28
  Consolidated Statements of Operations for the years ended December 31,
   1993 and 1994 and for the period from January 1, 1995 through June 12,
   1995 ................................................................. F-29
  Consolidated Statements of Capital (Deficit) for the years ended
   December 31, 1993 and 1994 and for the period from January 1, 1995 through June 12, 1995 ................................................ F-30
  Consolidated Statements of Cash Flows for the years ended December 31,
   1993 and 1994 and for the period from January 1, 1995 through June 12,
   1995.................................................................. F-31
  Notes to Consolidated Financial Statements............................. F-32
Financial Statement Schedules
  Reports of Independent Public Accountants.............................. S- 1
  Schedule II--Trump Hotels & Casino Resorts, Inc. Valuation and
   Qualifying Accounts for the Period from Inception (June 12, 1995) to
   December 31, 1995 and for the year ended December 31, 1996............ S- 3
  Schedule II--Trump Atlantic City Associates and Trump Plaza Associates
   Valuation and Qualifying Accounts for the Years Ended December 31,
    1993, 1994 and for the Period from January 1, 1995 through June 12,
    1995................................................................. S- 4

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump Hotels & Casino Resorts, Inc.:

  We have audited the accompanying consolidated balance sheets of Trump Hotels & Casino Resorts, Inc. (a Delaware Corporation) and Subsidiaries as of December 31, 1995 and December 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the period from inception (June 12, 1995) through December 31, 1995 and for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the management of Trump Hotels & Casino Resorts, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trump Hotels & Casino Resorts, Inc. and Subsidiaries as of December 31, 1995 and December 31, 1996 and the results of their operations and their cash flows for the period from inception (June 12, 1995) through December 31, 1995 and for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

                                           Arthur Andersen LLP

Roseland, New Jersey
February 7, 1997 (except with
 respect to the matter discussed
 in Note 10, as to which
 the date is March 20, 1997).

                      TRUMP HOTELS & CASINO RESORTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1996
                                 (IN THOUSANDS)

                                                           1995        1996
                         ASSETS                          ---------  ----------
CURRENT ASSETS:
  Cash & cash equivalents............................... $  19,208  $  175,749
  Restricted cash.......................................    12,013           0
  Trade receivables, net of allowances for doubtful
   accounts of $8,077 and $19,087, respectively (Note
   2)...................................................     7,494      46,781
  Accounts receivable, other (Note 2)...................     6,966       7,614
  Inventories...........................................     2,609      10,710
  Prepaid expenses and other current assets.............     5,171      12,729
                                                         ---------  ----------
    Total current assets................................    53,461     253,583
                                                         ---------  ----------
INVESTMENT IN BUFFINGTON HARBOR (Note 2)................    21,823      45,782
INVESTMENT IN TRUMP'S CASTLE PIK NOTES (Note 3).........         0      44,191
PROPERTY AND EQUIPMENT (Notes 1, 2, 3, 4 and 5):
  Land and land improvements............................    48,308     250,307
  Buildings and building improvements...................   379,686   1,685,721
  Riverboat.............................................         0      29,369
  Furniture, fixtures and equipment.....................    91,033     228,040
  Leasehold improvements................................     2,434       2,404
  Construction in progress..............................    63,379      24,679
                                                         ---------  ----------
                                                           584,840   2,220,520
                                                         ---------  ----------
  Less--accumulated depreciation and amortization.......  (147,289)   (211,259)
                                                         ---------  ----------
    Net property and equipment..........................   437,551   2,009,261
                                                         ---------  ----------
CASH RESTRICTED FOR FUTURE CONSTRUCTION.................    40,030           0
NOTE RECEIVABLE (Note 7)................................     3,000           0
DEFERRED BOND AND LOAN ISSUANCE COSTS, net of
 accumulated amortization of $5,827 and 6,781,
 respectively...........................................    20,026      48,602
OTHER ASSETS (Note 5)...................................     8,654      54,017
                                                         ---------  ----------
    Total assets........................................ $ 584,545  $2,455,436
                                                         =========  ==========
                 LIABILITIES & CAPITAL
CURRENT LIABILITIES:
  Current maturities of long-term debt (Note 3)......... $   2,901  $   19,356
  Accounts payable......................................     9,478      35,957
  Accrued payroll.......................................     6,815      23,422
  Accrued interest payable .............................     2,498      28,393
  Due to affiliates (Note 7)............................       278       1,171
  Other accrued expenses................................     7,347      36,092
  Self insurance reserves (Note 5)......................     3,750      16,681
  Income taxes payable..................................         0         225
  Other current liabilities.............................     2,235       5,434
                                                         ---------  ----------
    Total current liabilities...........................    35,302     166,731
NON-CURRENT LIABILITIES:
  Long-term debt, net of current maturities (Note 3)....   494,471   1,713,425
  Deferred income taxes.................................     4,181       4,272
  Other long-term liabilities...........................         0      10,309
                                                         ---------  ----------
    Total liabilities...................................   533,954   1,894,737
                                                         ---------  ----------
MINORITY INTEREST.......................................         0     172,604
COMMITMENTS AND CONTINGENCIES (Notes 5, 6 and 8)
STOCKHOLDERS' EQUITY
  Preferred Stock, $1.00 par value, 1,000,000 shares
   authorized, none issued and outstanding in 1995 and
   1996, respectively...................................         0           0
  Common Stock, $.01 par value, 50,000,000 shares
   authorized, 24,140,090 and 10,066,667 issued and
   outstanding in 1995 and 1996, respectively...........       101         241
  Class B Common Stock, $.01 par value, 1,000 shares
   authorized, issued and outstanding in 1995 and 1996,
   respectively.........................................         0           0
  Additional paid-in capital............................    52,411     455,452
  Accumulated deficit                                       (1,921)    (67,598)
                                                         ---------  ----------
    Total stockholders' equity..........................    50,591     388,095
                                                         ---------  ----------
    Total liabilities & stockholders' equity............ $ 584,545  $2,455,436
                                                         =========  ==========

  The accompanying notes to financial statements are an integralpart of these consolidated financial statements.

                      TRUMP HOTELS & CASINO RESORTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE PERIOD FROM INCEPTION (JUNE 12, 1995) THROUGH DECEMBER 31, 1995 AND
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                FOR THE PERIOD
                                                FROM INCEPTION
                                            (JUNE 12, 1995) THROUGH
                                               DECEMBER 31, 1995       1996
                                            ----------------------- ----------
REVENUES:
  Gaming...................................       $  175,208        $  883,441
  Rooms....................................           12,310            72,172
  Food and Beverage........................           26,065           107,143
  Other....................................            6,284            26,665
                                                  ----------        ----------
    Gross Revenues.........................          219,867         1,089,421
  Less--Promotional allowances.............           24,394           113,134
                                                  ----------        ----------
    Net Revenues...........................          195,473           976,287
                                                  ----------        ----------
COSTS AND EXPENSES:
  Gaming...................................           95,533           537,341
  Rooms....................................            1,305            15,261
  Food and Beverage........................           11,178            44,802
  General and Administrative...............           44,792           201,390
  Depreciation and Amortization............            9,219            69,035
  Pre-opening..............................                0            13,839
                                                  ----------        ----------
                                                     162,027           881,668
                                                  ----------        ----------
    Income from operations.................           33,446            94,619
                                                  ----------        ----------
NON-OPERATING INCOME AND (EXPENSE):
  Interest income..........................            3,741            11,186
  Interest expense.........................          (35,014)         (150,716)
  Other non-operating income (expense).....           (4,094)           14,869
                                                  ----------        ----------
                                                     (35,367)         (124,661)
                                                  ----------        ----------
Loss before equity in loss from Buffington
 Harbor, L.L.C., extraordinary loss and
 minority interest.........................           (1,921)          (30,042)
Equity in loss from Buffington Harbor,
 L.L.C. ...................................                0              (925)
                                                  ----------        ----------
Loss before extraordinary items and
 minority interest.........................           (1,921)          (30,967)
Extraordinary loss.........................                0           (60,732)
Minority Interest..........................                0            26,022
                                                  ----------        ----------
Net Loss...................................       $   (1,921)       $  (65,677)
                                                  ==========        ==========
Loss Per Share.............................       $     (.19)       $    (3.27)
                                                  ==========        ==========
Average Number of Shares Outstanding.......       10,133,333        20,081,122
                                                  ==========        ==========

  The accompanying notes to financial statements are an integral part of these consolidated financial statements.

                      TRUMP HOTELS & CASINO RESORTS, INC.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE PERIOD FROM INCEPTION
                 (JUNE 12, 1995) THROUGH DECEMBER 31, 1995 AND
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                           NUMBER OF SHARES
                          ------------------        ADDITIONAL
                                     CLASS B         PAID IN   ACCUMULATED
                            COMMON   COMMON  AMOUNT  CAPITAL     DEFICIT    TOTAL
                          ---------- ------- ------ ---------- ----------- --------
Balance, June 12, 1995..              1,000   $--    $(75,543)  $    --    $(75,543)
Proceeds from issuance
 of Common Stock........  10,000,000    --     100    126,748        --     126,848
Issuance of Stock Grant
 Award..................      66,667    --       1        933        --         934
Accretion of Phantom
 Stock Units............         --     --     --         273        --         273
Net Loss................         --     --     --         --      (1,921)    (1,921)
                          ----------  -----   ----   --------   --------   --------
Balance, December 31,
 1995...................  10,066,667  1,000    101     52,411     (1,921)   (50,591)
Proceeds from issuance
 of Common Stock........  13,250,000    --     132    385,930        --     386,062
Proceeds from issuance
 of Common Stock
 pursuant to Taj Merger.     323,423    --       3      9,316        --       9,319
Proceeds form issuance
 of Common Stock for ac-
 quisition of specified
 parcels................     500,000    --       5     10,495        --      10,500
Cancellation of Trump
 Note...................         --     --     --      (3,167)       --      (3,167)
Accretion of Phantom
 Stock Units............         --     --     --         467        --         467
Net Loss................         --     --     --         --     (65,677)   (65,677)
                          ----------  -----   ----   --------   --------   --------
Balance, December 31,
 1996...................  24,140,090  1,000   $241   $455,452   $(67,598)  $388,095
                          ==========  =====   ====   ========   ========   ========


  The accompanying notes to financial statements are an integral part of these consolidated financial statements.

                      TRUMP HOTELS & CASINO RESORTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE PERIOD FROM INCEPTION (JUNE 12, 1995) THROUGH DECEMBER 31, 1995
                    AND FOR THE YEAR ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                    FOR THE PERIOD
                                                    FROM INCEPTION
                                                    (JUNE 12, 1995)
                                                        THROUGH
                                                   DECEMBER 31, 1995    1996
                                                   ----------------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss........................................      $  (1,921)    $  (65,677)
 Adjustments to reconcile net loss to net cash
  flows used in operating activities:
  Non Cash Charges:
   Issuance of stock grant awards and accretion
    of phantom stock units.......................          1,207            467
   Extraordinary loss............................              0         60,732
   Depreciation and amortization.................          9,219         69,035
   Minority interest in net loss.................              0        (26,022)
   Accretion of discount on mortgage notes and
    amortization of loan costs...................            818          7,475
   Provisions for losses on receivables..........            559          9,140
   Equity in loss of Buffington Harbor L.L.C. ...              0            925
   Interest income Castle-PIK notes..............              0         (5,491)
   Utilization of CRDA credits and donations.....            320              0
   Valuation allowance of CRDA investments.......         (1,249)         3,371
                                                       ---------     ----------
    Sub-total....................................          8,953         53,955
   Increase in receivables.......................         (1,722)       (19,661)
   Decrease in inventories.......................            815            175
   Decrease in advances from affiliates..........            367            588
   Decrease (increase) in other current assets...          6,518           (689)
   Decrease (increase) in other assets...........            507        (15,992)
   (Decrease) increase in accounts payable,
    accrued expenses, and other current
    liabilities..................................         (5,123)        16,866
   Decrease in accrued interest payable..........        (19,534)       (33,499)
   Increase in other long-term liabilities.......              0          2,717
                                                       ---------     ----------
    Net cash flows provided by (used in) operat-
     ing activities..............................         (9,219)         4,460
                                                       ---------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment, net.........       (115,430)      (245,424)
 Restricted cash for short-term operating needs..        (12,013)        12,013
 Cash restricted for future construction.........        (40,030)        40,030
 Purchase of CRDA investments....................         (1,677)        (7,122)
 Investment in Buffington Harbor LLC.............        (21,823)       (24,884)
 Investment in Trump's Castle PIK Notes..........              0        (38,700)
 Purchase of Taj Holding, net of cash received...              0         46,714
 Purchase of Trump's Castle, net of cash re-
  ceived.........................................              0         17,604
                                                       ---------     ----------
    Net cash flows used in investing activities..       (190,973)      (199,769)
                                                       ---------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of Common Stock, net...................        126,848        386,062
 Issuance of Senior Secured Notes, net...........        144,258              0
 Retirement of PIK Notes.........................        (81,746)             0
 Issuance of Trump AC Notes......................              0      1,200,000
 Retirement of long-term debt....................              0     (1,156,836)
 Retirement of NatWest loan......................              0        (36,500)
 Debt issuance costs.............................              0        (41,405)
 Issuance of note receivable.....................         (3,000)             0
 Debt payments--other............................         (4,186)       (39,187)
 Proceeds from borrowings........................          9,040         39,716
                                                       ---------     ----------
    Net cash flows provided by financing activi-
     ties........................................        191,214        351,850
                                                       ---------     ----------
Net (decrease) increase in cash and cash equiva-
 lents...........................................         (8,978)       156,541
                                                       ---------     ----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.         28,186         19,208
                                                       =========     ==========
CASH AND CASH EQUIVALENTS AT END OF PERIOD.......      $  19,208     $  175,749
                                                       =========     ==========

  The accompanying notes to financial statements are an integral part of these consolidated financial statements.

                      TRUMP HOTELS & CASINO RESORTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE PERIOD FROM INCEPTION (JUNE 12, 1995) THROUGH DECEMBER 31, 1995
             AND FOR THE YEAR ENDED DECEMBER 31, 1996--(CONTINUED)
                                (IN THOUSANDS)

                                                     FOR THE PERIOD
                                                     FROM INCEPTION
                                                     (JUNE 12, 1995)
                                                         THROUGH
                                                    DECEMBER 31, 1995   1996
                                                    ----------------- --------
Supplemental Disclosure of Cash Flow Information:
 Cash paid during the year for interest............      $48,768      $182,333
 Cash paid during the year for state and Federal
  taxes............................................                      1,000
 Equipment purchased under capital leases..........                     12,385
Supplemental Schedule of noncash investing and fi-
 nancing activities:

  During 1996, THCR purchased all of the capital stock of Taj Holding for $31,181 in cash and 323,423 shares of its common stock value at $9,319. In addition, the contribution by Trump of his 50% interest in Taj Associates amounting to $40,500 was reflected as minority interest, net of $10,000 distribution to Bankers Trust. In conjunction with the acquisition, the accumulated deficit amounting to $108,574 was reflected as an increase to Property, Plant & Equipment. This transaction has been recorded by THCR Holdings.

   Fair value of assets acquired ..............................     $1,005,816
   Cash paid for the capital stock and payment to Bankers
    Trust......................................................        (41,181)
   Minority interest of Trump..................................        (30,500)
                                                                    ----------
    Liabilities Assumed........................................     $  934,195
                                                                    ==========

  THCR issued 5,837,700 shares of THCR Common Stock valued at $168,126 and paid $1,769 in cash in connection with the purchase of Trump's Castle. In connection with the acquisition, the accumulated deficit amounting to $20,714 was recorded as an increase to Property, Plant & Equipment.

   Fair value of assets acquired..................................     $385,951
   Cash paid for the THCR Common Stock............................       (1,769)
                                                                       --------
    Liabilities Assumed...........................................     $384,162
                                                                       ========

  In connection with the purchase of the Specified Parcels in 1996, THCR issued 500,000 shares of its common stock valued at $10,500 and contributed the specified parcels to THCR Holdings.

  A note receivable from Trump in the amount of $3,167 was forgiven.

  During 1996, THCR issued approximately $4,588 in debt in exchange for accrued interest.

                      TRUMP HOTELS & CASINO RESORTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

(1) ORGANIZATION AND OPERATIONS

  The accompanying consolidated financial statements include those of Trump Hotels & Casino Resorts, Inc. ("THCR") a Delaware corporation, and Trump Hotels & Casino Resorts, Holdings, L.P., a Delaware limited partnership ("THCR Holdings"), and subsidiaries. THCR Holdings is an entity which is currently owned approximately 64.4% by THCR as a general partner, and approximately 36.6% by Donald J. Trump ("Trump"), as a limited partner. Trump's limited partnership interest in THCR Holdings represents his economic interests in the assets and operations of THCR Holdings. Accordingly, such limited partnership interest is convertible at Trump's option into 13,918,723 shares of THCR's common stock, par value $.01 per share (the "THCR Common Stock") (subject to certain adjustments) representing approximately 36.6% of the outstanding shares of THCR Common Stock. Accordingly the accompanying consolidated financial statements include those of THCR and the following THCR Holdings wholly owned subsidiaries:

  . Trump Atlantic City Associates ("Trump AC") and its subsidiaries, Trump
    Plaza Associates ("Plaza Associates"), and Trump Taj Mahal Associates ("Taj Associates"). Plaza Associates owns and operates the Trump Plaza Hotel and Casino ("Trump Plaza") located in Atlantic City, New Jersey. Taj Associates owns and operates the Trump Taj Mahal Casino Resort (the "Taj Mahal"), located in Atlantic City, New Jersey.

  . Trump Indiana, Inc. ("Trump Indiana"). Trump Indiana, which commenced operations on June 8, 1996, owns and operates a riverboat gaming facility at Buffington Harbor, on Lake Michigan, Indiana.

  . Trump's Castle Associates, L.P. ("Castle Associates"). Castle Associates owns and operates Trump's Castle Casino Resort in Atlantic City, New Jersey.

  THCR and THCR Holdings commenced operations on June 12, 1995. THCR and THCR Holdings have no operations and their ability to service their debt is dependent on the successful operations of Trump AC, Trump Indiana and Castle Associates. THCR, through THCR Holdings and its subsidiaries, is the exclusive vehicle through which Trump engages in new gaming activities in emerging or established gaming jurisdictions.

  All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

  Trump AC was formed in February 1993 for the purpose of raising funds for Plaza Associates. On June 25, 1993, Trump AC completed the sale of 12,000 Units (the "Units"), each Unit consisting of $5,000 principal amount of 12 1/2% Pay-In-Kind Notes, due 2003 (the "PIK Notes"), and one PIK Note Warrant (the "PIK Note Warrant") to acquire $1,000 principal amount of PIK Notes.

  On June 12, 1995, THCR completed a public offering of 10,000,000 shares of common stock at $14.00 per share (the "Stock Offering") for gross proceeds of $140,000,000. Concurrently with the Stock Offering, THCR Holdings, together with its subsidiary, Trump Hotels & Casino Resorts Funding, Inc. ("THCR Funding") issued 15 1/2% Senior Secured Notes due 2005 (the "Senior Secured Notes") for gross proceeds of $155,000,000 (the "Note Offering" and, together with the Stock Offerings, the "1995 Offerings"). From the proceeds of the Stock Offering, THCR contributed $126,848,000 to THCR Holdings, in exchange for an approximately 60% general partnership interest in THCR Holdings.

  Prior to the 1995 Offerings, Trump was the sole stockholder of THCR and sole beneficial owner of THCR Holdings. Concurrent with the 1995 Offerings, Trump contributed to THCR Holdings his 100% beneficial interest in Plaza Associates. Trump also contributed to THCR Holdings all of his existing interests and rights to new gaming activities in both emerging and established gaming jurisdictions, including Trump Indiana but excluding his interests in Taj Associates and Castle Associates. In exchange for his contributions to THCR Holdings, Trump received an approximately 40% limited partnership interest in THCR Holdings.

                      TRUMP HOTELS & CASINO RESORTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1996

  On April 17, 1996, pursuant to the Agreement and Plan of Merger, as amended (the "Taj Merger Agreement"), between THCR and Taj Mahal Holding Corp. ("Taj Holding"), each outstanding share of Class A Common Stock of Taj Holding (the "Taj Holding Class A Common Stock"), which in the aggregate represented 50% of the economic interest in Taj Associates, was converted into the right to receive, at each holder's election, either (a) $30 in cash or (b) that number of shares of THCR Common Stock having a market value equal to $30. Trump held the remaining 50% interest in Taj Associates and contributed such interest in Taj Associates to Trump AC in exchange for limited partnership interests in THCR Holdings. In addition, the outstanding shares of Taj Holding's Class C Common Stock, all of which were held by Trump, were canceled in connection with the Taj Merger. The following transactions occurred in connection with the Taj Merger (collectively referred to as the "Taj Merger Transaction"):

    (a) the payment of an aggregate of $31,181,000 in cash and the issuance of 323,423 shares of THCR Common Stock to the holders of Taj Holding Class A Common Stock pursuant to the Taj Merger Agreement;

    (b) the contribution by Trump to Trump AC of all of his direct and indirect ownership interests in Taj Associates, and the contribution by THCR to Trump AC of all of its indirect ownership interests in Taj Associates acquired in the Taj Merger;

    (c) the public offerings by (i) THCR of 12,500,000 shares of THCR Common Stock (plus 750,000 shares of THCR Common Stock issued in connection with the partial exercise of the underwriters' over-allotment option) (the "1996 Stock Offering") for net proceeds of $386,062,000 and (ii) Trump AC and Trump Atlantic City Funding, Inc. ("Trump AC Funding"), of $1,200,000,000 aggregate principal amount of 11 1/4% First Mortgage Notes due 2006 (the "Trump AC Mortgage Notes") (the "1996 Notes Offering" and, together with the 1996 Stock Offering, the "1996 Offerings");

    (d) the redemption of the outstanding shares of Taj Holding's Class B Common Stock, immediately prior to the Taj Merger for $.50 per share in accordance with its terms;

    (e) the redemption of the outstanding 11.35% Mortgage Bonds, Series A, due 1999 of Trump Taj Mahal Funding, Inc. (the "Taj Bonds");
    (f) the retirement of the outstanding 10 7/8% Mortgage Notes due 2001 of Trump Plaza Funding, Inc.;

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

    (j) the payment to Bankers Trust Company ("Bankers Trust") to obtain releases of liens and guarantees that Bankers Trust had in connection with indebtedness owed by Trump to Bankers Trust; and

    (k) the issuance to Trump of warrants (the "Trump Warrants") to purchase an aggregate of 1,800,000 shares of THCR Common Stock (i) 600,000 shares of which may be purchased on or prior to April 17, 1999, at $30 per share,
  (ii) 600,000 shares of which may be purchased on or prior to April 17, 2000, at $35 per share, and (iii) 600,000 shares of which may be purchased on or prior to April 17, 2001, at $40 per share.

  As a result of the contribution by Trump to Trump AC of his ownership interests in Taj Associates and the contribution by THCR to Trump AC of its indirect ownership interests in Taj Associates acquired in the Taj Merger, together with THCR's contribution to THCR Holdings of the proceeds from the 1996 Stock Offerings, Trump's aggregate beneficial equity interest in THCR Holdings decreased from approximately 40% to

                      TRUMP HOTELS & CASINO RESORTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1996
approximately 25%, and THCR's aggregate beneficial equity interest in THCR Holdings increased from approximately 60% to approximately 75%.

  The Taj Merger Transaction has been accounted for as a "purchase" for accounting and reporting purposes and the results of Taj Associates have been included in the accompanying financial statements since the date of the Taj Merger. Accordingly, the excess of the purchase price over the fair value of the net assets acquired ($200,782,000), which was allocated to land ($7,979,000) and building ($192,803,000) based on an appraisal on a pro rata basis, consists of the following:

    (a) $40,500,000 representing the payment of $30.00 for each of the 1,350,000 shares of Taj Holding Class A Common Stock. Holders of 298,739 shares of Taj Holding Class A Common Stock elected to receive 323,423 shares of THCR Common Stock and holders of 1,051,261 shares of Taj Holding Class A Common Stock elected to receive $31,181,000 in cash;

    (b) $40,500,000, representing the contribution by Trump to Trump AC of his ownership interest in 50% of Taj Associates;

    (c) $9,900,000 of fees and expenses associated with the Taj Merger Transaction;

    (d) $108,574,000, representing the negative book value of Taj Associates at the date of the Merger Transaction; and

    (e) $1,308,000 of closing costs associated with the purchase of the Specified Parcels.

  In connection with the Taj Merger Transaction, THCR purchased the Specified Parcels from Trump Taj Mahal Realty Corp., a corporation owned by Trump, and Taj Associates was released from its guarantee to First Union National Bank (the "Guarantee"). The aggregate cost of acquiring the Specified Parcels was $50,600,000 in cash and 500,000 shares of THCR Common Stock valued at $10,500,000 (an average value of $21.00 per share based on the price of the THCR Common Stock several days before and after the date of the amended Taj Merger Agreement). The obligation of Taj Associates which had been accrued with respect to the Guarantee ($17,923,000) was eliminated. In addition, THCR exercised the option to purchase a tower adjacent to Trump Plaza's main tower ("Trump Plaza East") for $28,084,000, which amount has been included in land and building.

  On October 7, 1996, THCR Holdings acquired from Trump all of his outstanding equity interest in Castle Associates pursuant to the terms of the Agreement dated as of June 24, 1996, as amended (the "Agreement"), by and among THCR, THCR Holdings, Trump Casinos II, Inc., formerly known as ("TCI-II"), Trump's Castle Hotel & Casino, Inc. ("TCHI") and Trump.

  On October 7, 1996, the closing date of the Castle Acquisition, the following transactions were effected:

    (a) Trump contributed to THCR Holdings his 61.5% equity interest in Castle Associates, in consideration of which he received a 9.52854% limited partnership interest in THCR Holdings, exchangeable into 3,626,450 shares of THCR Common Stock (valuing each share at $28.80 based on the price of the THCR Common Stock several days before and after the date of the agreement (the "THCR Stock Contribution Value"));

    (b) TCI-II contributed to THCR Holdings its 37.5% equity interest in Castle Associates, in consideration of which it received a 5.81009% limited partnership interest in THCR Holdings, exchangeable into 2,211,250 shares of THCR Common Stock (valuing each share at the THCR Stock Contribution Value); and

    (c) THCR-TCHI Merger Corp., a Delaware corporation and a wholly owned subsidiary of THCR Holdings, merged with and into TCHI (holder of 1% equity interest in Castle Associates) whereupon (i)

                      TRUMP HOTELS & CASINO RESORTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1996
  each holder of common stock of TCHI and (ii) each holder of the outstanding warrants (the "Castle Warrants") received an aggregate of $1,769,000 in cash.

  In the aggregate, Trump received a limited partnership interest in THCR Holdings convertible into 5,837,700 shares of THCR Common Stock. The contribution by Trump of his equity interests was valued at $168,126,000 (valuing each share at $28.80 based on the price of the THCR Common Stock several days before and after the date of the Agreement).

  The Castle Acquisition has been accounted for as a "purchase" for accounting and reporting purposes and the results of Castle Associates have been included in the accompanying financial statements since the date of acquisition. Accordingly the excess of the purchase price over the fair value of the net assets acquired ($196,109,000), was allocated to land ($38,438,000) and building ($157,671,000) based on an appraisal on a pro rata basis, and consisted of the following:

    (a) $168,126,000 representing the value assigned to the 5,837,700 shares of THCR Common Stock received by Trump for the contribution of his equity interests.

    (b) $1,769,000 in cash, representing the amounts paid for the shares of TCHI Common Stock and outstanding Castle Warrants.

    (c) $20,714,000, representing the negative book value of Castle Associates at the date of the Acquisition.

    (d) $5,500,000 of fees and expenses associated with the Castle
  Acquisition.

  As a result of the contribution by Trump to THCR Holdings of his ownership interests in Castle Associates, Trump's aggregate beneficial equity interest in THCR Holdings increased from approximately 25% to 36.6% and THCR's aggregate beneficial equity interest in THCR Holdings decreased from approximately 75% to approximately 64.4%.

  Unaudited pro forma information, assuming that the Taj Merger and the Castle Acquisition had occurred on January 1, 1996, is as follows:

                                                                  YEAR ENDED
                                                               DECEMBER 31, 1996
                                                               -----------------
   Net revenues...............................................  $1,336,980,000
   Income from operations.....................................     104,625,000
   Loss before extraordinary loss.............................     (87,006,000)
   Extraordinary loss.........................................     (60,732,000)
   Minority Interest..........................................      36,364,000
                                                                --------------
   Net loss...................................................  $ (111,374,000)
                                                                ==============
   Net loss per share.........................................  $        (4.60)

  The pro forma information is presented for informational purposes only and does not purport to present what the results of operations would have been had the Taj Merger Transaction and the Castle Acquisition, in fact, occurred on January 1, 1996 or to project the results of operations for any future period.

                      TRUMP HOTELS & CASINO RESORTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1996
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization and Basis of Presentation

  THCR has no operations, except for its ownership of Plaza Associates, Taj Associates, Castle Associates and Trump Indiana. Through these entities Trump Holdings operates luxury casino hotels located in Atlantic City, New Jersey and a luxury riverboat gaming facility at Buffington Harbor, on Lake Michigan, Indiana. A substantial portion of THCR's revenues are derived from its gaming operations and in the past, THCR has targeted the higher-end drive-in slot customer. Competition in the Atlantic City and Indiana casino markets is intense and management believes that this competition will continue as more casinos are opened and new entrants into the gaming industry become operational.

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

 Revenue Recognition

  Gaming revenues represent the net win from gaming activities which is the difference between amounts wagered and amounts won by patrons. Revenue from hotel and other services are recognized at the time the related service is performed.

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

 Promotional Allowances

  The retail value of accommodations, food, beverage and other services provided to customers without charge is included in gross revenue and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in gaming costs and expenses as follows.

                                              FOR THE PERIOD
                                              FROM INCEPTION
                                              (JUNE 12, 1995)
                                                  THROUGH         YEAR ENDED
                                             DECEMBER 31, 1995 DECEMBER 31, 1996
                                             ----------------- -----------------
   Rooms....................................    $ 3,075,000       $16,237,000
   Food and beverage........................     10,301,000        50,662,000
   Other....................................      2,574,000        10,988,000
                                                -----------       -----------
                                                $15,950,000       $77,887,000
                                                ===========       ===========

 Inventories

  Inventories of provisions and supplies are carried at the lower of cost (weighted average) or market.

                      TRUMP HOTELS & CASINO RESORTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1996

 Property and Equipment

  Property and equipment is carried at cost and is depreciated on the straight-line method using rates based on the following estimated useful lives:

   Buildings and building improvements..............................    40 years
   Vessel...........................................................    15 years
   Furniture, fixtures and equipment................................  3-10 years
   Leasehold improvements........................................... 10-40 years

  Interest associated with borrowings used to finance construction projects has been capitalized and is being amortized over the estimated useful lives of the assets. Interest of approximately $529,000 and $459,000 was capitalized in 1995 and 1996, respectively.

 Investment in Buffington Harbor Riverboats, L.L.C.

  THCR accounts for its investment in the Buffington Harbor Riverboats, L.L.C. ("BHR") (a 50% joint venture between Trump Indiana and the Majestic Star Casino, L.L.C. ("Barden")) under the equity method of accounting. Trump Indiana and Barden formed BHR and have entered into an agreement (the "BHR Agreement") relating to the joint ownership, development and operation of all common land-based and waterside operations in support of each of Trump Indiana's and Barden's separate riverboat casinos at Buffington Harbor. Trump Indiana and Barden are equally responsible for the operating expenses of the common land-based facilities at the site. There can be no assurance that Trump Indiana and/or Barden will be able to fund their respective share of future capital contributions or operating expenses. In accordance with the BHR Agreement, Trump Indiana and Barden pay berthing and other fees in an amount to cover the operating expenses of Buffington Harbor. Berthing fees and other fees paid are included in general and administrative expenses in the accompanying statement of operations.

 Long-Lived Assets

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

 Income Taxes

  Income taxes are recorded in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates.

  The accompanying financial statements do not include a provision for federal income taxes since (i) Plaza Associates', Taj Associates' and Castle Associates' income or losses are allocated to the partners and are reportable for federal income tax purposes by the partners, and (ii) Trump Indiana, which is a C Corporation, had no taxable income for financial reporting purposes for the year ended December 31, 1996.

                      TRUMP HOTELS & CASINO RESORTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1996
  Under the New Jersey Casino Control Act (the "Casino Control Act"), Plaza Associates, Taj Associates and Castle Associates are required to file a New Jersey corporation business tax return. No provision (benefit) for state income taxes has been reflected in the accompanying consolidated financial statements of THCR Holdings, since for state income tax purposes, available net operating loss carryforwards have been utilized to offset taxable income, if any. As of December 31, 1996, Plaza Associates, Taj Associates and Castle Associates had net operating loss carryforwards of approximately $85,000,000, $210,000,000 and $205,000,000, respectively, for New Jersey State Income Tax purposes. The combined net operating loss carryforwards result in a deferred tax asset of approximately $45,000,000 at December 31, 1996, which has been offset by a $45,000,000 valuation allowance. No tax benefit has been reflected in the accompanying financial statements for those losses as utilization of such carryforwards is not considered more likely than not.

 Statements of Cash Flows

  For purposes of the statements of cash flows, cash and cash equivalents include hotel and casino funds, funds on deposit with banks and temporary investments purchased with a maturity of three months or less.

 Loss Per Share

  Loss per share is based on the weighted average number of shares of THCR Common Stock outstanding and common stock equivalents, if dilutive, including shares and phantom stock units, including shares granted to the President, Chief Executive Officer and Chief Financial Officer (see Note 8). The shares of the THCR Class B Common Stock owned by Trump have no economic interest and are therefore not considered in the calculation of weighted average shares outstanding.

 Reclassifications

  Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

(3) LONG-TERM DEBT

  Long-term debt consists of the following:

                                                     DECEMBER 31,  DECEMBER 31,
                                                         1995          1996
                                                     ------------ --------------
   Plaza Associates 10 7/8% Mortgage Notes, due
    2001 net of unamortized discount of
    $3,348,000(a)..................................  $326,652,000 $          --
   Trump AC 11 1/4% First Mortgage Notes, due
    2006(b)........................................           --   1,200,000,000
   THCR Holdings 15 1/2% Senior Secured Notes due
    2005(c)........................................   155,000,000    145,000,000
   Castle Associates 11 3/4% Mortgage Notes due
    2003, net of unamortized discount of
    $33,071,000(d).................................           --     209,070,000
   Castle Associates Pay-In-Kind 13 7/8% Notes
    (Castle PIK Notes) due 2005, net of unamortized
    discount of $7,509,000(e)......................           --      63,231,000
   Castle Associates Bank Borrowings(f)............           --      34,833,000
   Castle Associates Senior Notes(g)...............           --      27,000,000
   Mortgage notes payable(h).......................     2,953,000      3,407,000
   Other notes payable(i)..........................    12,767,000     50,240,000
                                                     ------------ --------------
                                                      497,372,000  1,732,781,000
   Less--current maturities........................     2,901,000     19,356,000
                                                     ------------ --------------
                                                     $494,471,000 $1,713,425,000
                                                     ============ ==============

                      TRUMP HOTELS & CASINO RESORTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1996
--------
(a) On June 25, 1993 Trump Plaza Funding, Inc. ("Plaza Funding"), a then existing subsidiary of Plaza Associates, issued $330,000,000 principal amount of 10 7/8% Mortgage Notes, due 2001 (the "Plaza Notes"), net of discount of $4,313,000. Net proceeds of the offering were used to redeem all of Plaza Funding's outstanding $225,000,000 principal amount of 12% Mortgage Bonds, due 2002 and together with other funds, to redeem all of Plaza Funding's Stock Units, comprised of $75,000,000 redeemable Preferred Stock, to repay $17,500,000 principal amount 9.14% Regency Note due 2003, to make a portion of a distribution to Trump to pay certain personal indebtedness, and to pay transaction expenses.

  On April 17, 1996, the Plaza Notes were redeemed, at a premium with the proceeds from the 1996 Offerings (see Note 2). The early redemption of the Plaza Notes resulted in an extraordinary loss of approximately $59,132,000.

(b) On April 17, 1996 Trump AC together with Trump Atlantic City Funding, Inc., a wholly owned subsidiary of Trump AC, issued the First Mortgage Notes in the aggregate principal amount of $1,200,000,000 which bear interest at 11.25% and are due May 1, 2006. Interest on the First Mortgage Notes is due semiannually on each May 1 and November 1, commencing on November 1, 1996. The First Mortgage Notes are jointly and severally secured by mortgages representing a first lien and security interest on substantially all the assets of Taj Associates and Plaza Associates.

  Underwriting costs, legal and accounting fees, printing costs and other expenses of $44,200,000 associated with the issuance of the First Mortgage Notes are being amortized using the effective interest method over the term of the First Mortgage Notes. Amortization is included in interest expense in the accompanying statements of operations and totaled $5,052,000 from the date of issuance through December 31, 1996.

(c) On June 12, 1995, THCR Holdings and THCR Funding issued $155,000,000 principal amount of Senior Notes. The Senior Notes are redeemable in cash at the option of THCR Holdings and THCR Funding, in whole or in part, at any time on or after June 15, 2000 at redemption prices as defined and mature in 2005. Interest on these notes is payable semiannually in arrears on June 15 and December 15 of each year, commencing December 15, 1995, and is secured by substantially all for the assets of THCR Holdings. Costs associated with the issuance of these notes totaling approximately $10,742,000 were deferred and are being amortized using the effective interest method over the life of the Senior Notes. Amortization is included in interest expense in the accompanying statement of operations and totaled $582,000 and $1,074,000 from the date of issuance to December 31, 1995 and for the year ended December 31, 1996, respectively. During 1996, THCR Holdings redeemed $10,000,000 of the Senior Notes for $11,600,000. This resulted in an extraordinary loss of $1,600,000.

(d) The Castle Mortgage Notes bear interest, payable in cash, semiannually, at 11 3/4% and mature on November 15, 2003. In the event the Castle PIK Notes, discussed below, are redeemed prior to November 15, 1998, the interest rate on the Mortgage Notes will be reduced to 11 1/2%. The Mortgage Notes may be redeemed at Castle Funding's option at a specified percentage of the principal amount commencing in 1998. The Castle Mortgage Notes are secured by a mortgage on Trump's Castle and substantially all of the other assets of Castle Associates. The Mortgage Notes are expressly subordinated to the indebtedness described in (g) (the "Senior Notes") and the liens of the mortgages securing the Castle Mortgage Notes are subordinate to the liens securing the Senior Notes. The terms of the Castle Mortgage Notes include limitations on the amount of additional indebtedness Castle Associates may incur, distributions of Partnership capital, investments, and other business activities.

(e) The Castle PIK Notes bear interest, payable at Castle Funding's option, in whole or in part in cash and through the issuance of additional Castle PIK Notes, semiannually at the rate of 13 7/8% through November 15, 2003. After November 15, 2003, interest on the Castle PIK Notes is payable in cash at the rate of 13 7/8%. The Castle PIK Notes mature on November 15, 2005 and may be redeemed at Castle Funding's option at

                      TRUMP HOTELS & CASINO RESORTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1996
   100% of the principal amount under certain conditions, as defined in the PIK Note Indenture, and are required to be redeemed from a specified percentage of any equity offering which includes Castle Associates. Interest on the Castle PIK Notes has been accrued using the effective interest method.

  On June 23, 1995, Castle Associates entered into an option agreement with Hamilton Partners, L.P. ("Hamilton") which granted Castle Associates an option (the "Option") to acquire the Castle PIK Notes owned by Hamilton. The Option was granted to Castle Associates in consideration of $1,900,000 of aggregate payments to Hamilton. The option was exercisable at a price equal to 60% of the aggregate principal amount of the Castle PIK Notes delivered by Hamilton, with accrued but unpaid interest, plus 100% of the Castle PIK Notes issued to Hamilton as interest subsequent to June 23, 1995. Pursuant to the terms of the Option Agreement, upon the occurrence of certain events within 18 months of the time the Option is exercised, Castle Associates is required to make an additional payment to Hamilton of up to 40% of the principal amount of the Castle PIK Notes. On May 21, 1996, Castle Associates assigned the Option to THCR Holdings, which, on that same date, exercised the Option and acquired approximately 90% of the Castle PIK Notes outstanding for approximately $38,700,000, in exchange for which THCR Holdings received an aggregate of approximately $59,300,000 of Castle PIK Notes.

  The terms of the Castle PIK Notes include limitations on the amount of additional indebtedness Castle Associates may incur, distributions of Partnership capital, investments, and other business activities. The Castle PIK Notes are expressly subordinated to the Senior Notes.

  THCR Holdings has recorded its investment in Castle Associates PIK Notes at cost, plus accrued interest, in the accompanying balance sheet, as THCR Holdings investment in the Castle PIK Notes has been pledged as collateral to the Senior Notes.

(f) Castle Associates has a term loan with a bank (the "Term Loan") with a balance of $34,833,000 at December 31, 1996. The Term Loan has a maturity date of May 28, 2000, and bears interest at a rate of 3% above the bank's prime rate (11.25% at December 31, 1996), but in no event, less than 9% per annum. The outstanding principal amount of the Term Loan is being repaid at $158,000 per month through the maturity date, at which time the balance of $28,500,000 is due. The Term Loan is secured by a mortgage lien on Castle Associates that is prior to the lien securing Castle Associates Mortgage Notes and the Senior Notes described in (g) below.

(g) On December 28, 1993, Castle Funding issued $27,000,000 of Senior Notes. Similar to the Mortgage Notes, the Senior Notes are secured by a mortgage on Trump's Castle and substantially all of the other assets of Castle Associates. The Senior Notes are subordinated to the Term Loan described above.

  Interest on the Senior Notes is payable semiannually at the rate of 11 1/2%; however in the event that the PIK Notes are redeemed prior to November 15, 1998, the interest rate will be reduced to 11 1/4%.

  The Senior Notes mature on November 15, 2000, and are subject to a sinking fund, which requires the retirement of 15% of the Senior Notes on each November 15, 1998 and 1999.

(h) Interest on these notes is payable with interest rates ranging from 10.0% to 10.5%. The notes are due at various dates between 1997 and 1998 and are secured by real property.

(i) Various notes payable, including:

  . Trump Indiana $17,500,000 loan payable over 10 years, with a call at the lender's option at the end of the fifth year. Interest on this note is payable monthly in arrears based on the prime rate plus 1.5% (9.75% at December 31, 1996). The Note is secured by the Indiana Riverboat.

  . Trump Indiana $14,200,000 note payable in equal monthly installments of approximately $461,500, including interest at a rate of 10.5%. The note matures on July 1, 1999 and is secured by certain equipment installed on the Indiana Riverboat.

                      TRUMP HOTELS & CASINO RESORTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1996
  . Various leases due at various dates between 1997 and 2000, secured by the underlying equipment.

  The aggregate maturities of long-term debt as of December 31, 1996 are as follows:

   1997.......................................................... $   19,356,000
   1998..........................................................     20,475,000
   1999..........................................................     14,015,000
   2000..........................................................     31,038,000
   2001..........................................................      1,726,000
   Thereafter....................................................  1,646,171,000
                                                                  --------------
                                                                  $1,732,781,000
                                                                  ==============

  The ability of THCR to repay its long-term debt when due will depend on the ability of Plaza Associates, Taj Associates, Castle Associates and Trump Indiana to generate cash from operations sufficient for such purposes or on the ability of THCR to refinance such indebtedness. Management does not currently anticipate that cash flow will be sufficient and that repayment of certain indebtedness will likely depend upon the ability to refinance such indebtedness. The future operating performance and the ability to refinance such indebtedness will be subject to the then prevailing economic conditions, industry conditions and numerous other financial, business and other factors, many of which are beyond the control of THCR. There can be no assurance that the future operating performance of Plaza Associates, Taj Associates, Castle Associates or Trump Indiana will be sufficient to meet these repayment obligations or that the general state of the economy, the status of the capital markets generally or the receptiveness of the capital markets to the gaming industry will be conducive to refinancing or other attempts to raise capital.

  The various debt agreements restrict the ability of THCR Holdings and its subsidiaries to make distributions or pay dividends unless certain financial ratios are achieved. In addition, the ability of Plaza Associates, Taj Associates or Castle Associates to make payments to THCR Holdings may be restricted by the New Jersey Casino Control Commission ("CCC"). Similarly, the ability of Trump Indiana to make distributions or pay dividends to THCR Holdings may be restricted by the Indiana Gaming Commission ("IGC").

(4) NON-OPERATING INCOME (EXPENSE)

  Non-operating income (expense) in 1995 and 1996 includes $2,045,000 and $806,000, respectively, of costs associated with Trump Plaza East and Trump World's Fair (see Note 7), net of miscellaneous non-operating credits.

  During 1996, Plaza Associates and Taj Associates each entered into an agreement with Atlantic Thermal Systems, Inc. ("Atlantic Thermal") pursuant to which Atlantic Thermal was granted an exclusive license to use, operate and maintain certain steam and chilled water production facilities located at the respective properties. In consideration for the license, Atlantic Thermal paid Plaza Associates and Taj Associates a $10,000,000 and a $5,000,000 non-refundable license fee. This amount has been included in other non-operating income in the accompanying financial statements.

(5) COMMITMENTS AND CONTINGENCIES

 Leases

  Pursuant to the acquisition of Trump World's Fair described in Note 7, Plaza Associates has entered into an easement agreement with the New Jersey Sports and Exposition Authority ("NJSEA"). Under the terms of the agreement, Plaza Associates has an exclusive easement over, in and through portions of the Atlantic City Convention Center. The easement is for a 25-year term with annual payments of $2,000,000, adjusted every five years for changes in the Consumer Price Index.

  THCR has entered into leases for certain property (primarily land), office, warehouse space, certain parking space, and various equipment under operating leases. Rent expense for the period from inception (June 12, 1995)

                      TRUMP HOTELS & CASINO RESORTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1996
through December 31, 1995 and for the year ended December 31, 1996 was $2,751,000 and $8,357,000, respectively, of which $1,275,000 and $2,098,000, respectively, relates to affiliates.

  Future minimum lease payments under the noncancelable commitments as of December 31, 1996 are as follows:

                                                                        TOTAL
                                                                     -----------
   1997.............................................................  14,121,000
   1998.............................................................   8,136,000
   1999.............................................................   6,154,000
   2000.............................................................   5,029,000
   2001.............................................................   4,892,000
   Thereafter....................................................... 119,812,000

  Certain of these leases contain options to purchase the leased properties at various prices throughout the leased terms.

 Employment Agreements

  THCR has entered into employment agreements with certain key employees. As of December 31, 1996, THCR had approximately $8,927,000 of annual commitments under employment agreements. These commitments mature at various dates through 1999.

  Nicholas L. Ribis ("Ribis"), the President, Chief Executive Officer and Chief Financial Officer of THCR, entered into a five-year employment agreement ("Agreement") with THCR and THCR Holdings on June 12, 1995. Pursuant to the revised employment agreement, Ribis shall be employed as the President and Chief Executive Officer of THCR Holdings and shall receive a base salary of $1,996,500 annually. In addition, the terms of the employment agreement provide for up to an aggregate of $2,000,000 in loans to be used by Ribis to pay his income tax liability in connection with the stock bonus award (see
Note 8), which loan, including interest, will be forgiven in the event of a change in control, as defined in such employment agreement. As of December 31, 1996, $360,000 was outstanding under the employment agreement.

  On December 4, 1996, the THCR Board of Directors approved a $1,400,000 secured loan to Ribis. In connection therewith, Ribis has issued to THCR Holdings a secured promissory note bearing interest at a fixed rate of 7.75%. Principal and interest on the promissory note is payable on or prior to the termination of the Agreement.

 CAFRA Agreement

  Taj Associates has received a permit under the Coastal Area Facilities Review Act ("CAFRA") which included a condition (also a condition of Taj Associates' casino license) that initially required Taj Associates to begin construction of certain improvements on the Steel Pier by October 1992, which improvements were to be completed within 18 months of commencement. Taj Associates initially proposed a concept to improve the Steel Pier, the estimated cost of which was $30,000,000. Such concept was approved by the New Jersey Department of Environmental Protection, the agency which administers CAFRA. In March 1993, Taj Associates obtained a modification of its CAFRA permit providing for the extension of the required commencement and completion dates of the improvements to the Steel Pier for one year, which extension has been renewed annually, based upon an interim use of the Steel Pier for an amusement park. Taj Associates has received an additional one-year extension most recently through March 29, 1998.

                      TRUMP HOTELS & CASINO RESORTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1996
 New Jersey Casino License Renewal

  The operation of an Atlantic City hotel and casino is subject to significant regulatory controls which affect virtually all of its operations. Under the Casino Control Act, Plaza Associates, Taj Associates and Castle Associates are required to maintain certain licenses. Casino licenses must be renewed periodically, are not transferable, are dependent on the financial stability of the licensee and can be revoked at any time.

  In June 1995, the CCC renewed Plaza Associates', Taj Associates' and Castle Associates' licenses to operate Trump Plaza, Trump Taj Mahal and Trump's Castle. The CCC renewed each casino license for a period of four years through 1999. Upon revocation, suspension for more than 120 days, or failure to renew a casino license, the Casino Control Act provides for the mandatory appointment of a conservator to take possession of the hotel and casino's business and property, subject to all valid liens, claims and encumbrances.

 Indiana Gaming Regulations

  The ownership and operation of Riverboat gaming operations in Indiana are subject to strict state regulation under the Riverboat Gambling Act (the "Act") and the administrative rules promulgated thereunder. In June 1996, the IGC granted Trump Indiana a riverboat owner's license, which must be renewed by 2001. The IGC may place restrictions, conditions or requirements on the permanent riverboat owner's license. An owner's initial license expires five years after the effective date of the license, and unless the owner's license is terminated, expires or is revoked, the owner's license may be renewed annually by the IGC upon satisfaction of certain conditions contained in the Act. Indiana is a new jurisdiction and the emerging regulatory framework is not yet complete. The IGC has adopted certain rules and has published others in proposed or draft form which are proceeding through the review and final adoption process. The IGC has broad rulemaking power, and it is impossible to predict what effect, if any, the amendment of existing rules or the finalization of currently new rules might have on the operations of Trump Indiana.

 Trump Indiana Certificate of Suitability

  As a condition to the Certificate of Suitability, Trump Indiana has committed to invest approximately $153,000,000 in the Indiana Riverboat, including certain related projects of the City of Gary, Indiana. Failure to comply with the foregoing conditions and/or failure to commence riverboat excursions as required by the IGC may result in revocation of the Certificate of Suitability. There can be no assurance that Trump Indiana will be able to comply with the terms of the Certificate of Suitability. As part of the $153,000,000 commitment discussed above, Trump Indiana is obligated to fund $18,500,000 of specified economic development and infrastructure projects of the City of Gary. This obligation is being accrued over the five-year license period and approximately $2,086,000 has been charged to expense during 1996. To date no payments for the City of Gary projects have been made. As of December 31, 1996, Trump Indiana has paid $10,000,000 for a surety bond which guarantees the mandated municipal infrastructure improvements. This amount is included in other assets in the accompanying December 31, 1996 consolidated balance sheet.

 City of Gary Development Agreement

  On September 29, 1995, as amended on October 6, 1995, Trump Indiana entered into a Memorandum of Understanding with respect to a Development Agreement entered into with the City of Gary in order to promote the economic development, urban development and employment of citizens of the City of Gary. As part of the $153,000,000 Certificate of Suitability investment described above and in addition to the $18,500,000 off-site development infrastructure projects described above, Trump Indiana contributed $5,205,000 to the City of Gary. As of December 31, 1995 and 1996, other assets in the accompanying consolidated balance sheets include $2,705,000 and $5,205,000, respectively, of payments made by Trump Indiana under this Memorandum of Understanding. These costs are being amortized over the five-year license period.

                      TRUMP HOTELS & CASINO RESORTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1996
 Legal Proceedings

  THCR and its subsidiaries, certain members of its former Executive Committee, and certain of its employees, have been involved in various legal proceedings. In general, THCR has agreed to indemnify such persons against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines, and penalties) incurred by them in said legal proceedings.

  Various legal proceedings are now pending against THCR and its subsidiaries. THCR considers all such proceedings to be ordinary litigation incident to the character of its business. THCR believes that the resolution of these claims will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

  Plaza Associates, Taj Associates and Castle Associates are also a party to various administrative proceedings involving allegations that they have violated certain provisions of the Casino Control Act. Plaza Associates, Taj Associates and Castle Associates believe that the final outcome of these proceedings will not, either individually or in the aggregate, have a material adverse effect on their financial condition, results of operations or on their ability to otherwise retain or renew any casino or other licenses required under the Casino Control Act for the operation of the respective properties.

  Commencing in early 1994, THCR, through its Indiana counsel, had discussions with eight Indiana residents regarding the potential purchase by such residents of 7.5% of the nonvoting stock of Trump Indiana. These residents have asserted a right to purchase stock in Trump Indiana. THCR does not believe that these individuals have any rights with respect to the purchase of the stock of Trump Indiana. Discussions are ongoing with respect to the resolution of this matter.

 Self-Insurance Reserves

  Self-insurance reserves represent the estimated amounts of uninsured claims related to employee health medical costs, workmen's compensation and personal injury claims that have occurred in the normal course of business. These reserves are established by management based upon specific review of open claims, with consideration of incurred but not reported claims as of the balance sheet date. Actual results may differ from these reserve amounts.

 Federal Income Tax Examination

  Taj Associates is currently involved in an examination with the Internal Revenue Service ("IRS") concerning Taj Associates' federal partnership income tax returns for the tax years 1992 and 1993. While any adjustment which results from this examination could affect Taj Associates' state income tax return, Taj Associates does not believe that adjustments, if any, will have a material adverse effect on its financial condition or results of operations.

 Casino Reinvestment Development Authority Obligations

  Pursuant to the provisions of the Casino Control Act, Plaza Associates, Taj Associates and Castle Associates must either obtain investment tax credits (as defined in the Casino Control Act), in an amount equivalent to 1.25% of its gross casino revenues, or pay an alternative tax of 2.5% of its gross casino revenues (as defined in the Casino Control Act). Investment tax credits may be obtained by making qualified investments or by the purchase of bonds at below market interest rates from the Casino Reinvestment Development Authority ("CRDA"). Plaza Associates, Taj Associates and Castle Associates intend on satisfying their obligations primarily by depositing funds and donations of funds deposited. Plaza Associates, Taj Associates and Castle Associates are required to make quarterly deposits with the CRDA based on 1.25% of their gross revenue. For

                      TRUMP HOTELS & CASINO RESORTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1996
the period from inception (June 12, 1995) through December 31, 1995 and for the year ended December 31, 1996 THCR Holdings, charged to operations $670,000 and $3,577,000, respectively, to give effect to the below market interest rates associated with CRDA bonds that have either been issued or are expected to be issued from funds deposited.

  In connection with Trump Plaza East (see Note 7), the CRDA has approved the use of up to $14,135,000 in deposits made by Plaza Associates for site improvements. At December 31, 1996, THCR Holdings had recorded a receivable from the CRDA of $7,413,000. In connection therewith, THCR Holdings credited operations for the period from inception (June 12, 1995) through December 31, 1995 and for the year ended December 31, 1996 $1,737,000 and $464,000, respectively, resulting from the recapture of valuation allowances previously taken. While the receivable is fully realizable by THCR Holdings, the amount of actual reimbursements received, in any one year, are limited to 75% and 50%, respectively, to the amount of funds Plaza Associates has deposited with the CRDA to cover its Atlantic City non-housing and South Jersey obligations. Accordingly, THCR Holdings has recorded $3,150,000 as a current receivable and $4,263,000 as other assets in the accompanying financial statements.

 Concentrations of Credit Risk

  In accordance with casino industry practice, THCR extends credit to a limited number of casino patrons, after extensive background checks and investigations of creditworthiness. At December 31, 1996 approximately 41% of THCR casino receivables (before allowances) were from customers whose primary residence is outside the United States with no significant concentration in any one foreign country.

(6) EMPLOYEE BENEFIT PLANS

  THCR has a retirement savings plan (the "Plan") for its nonunion employees under Section 401(k) of the Internal Revenue Code. Employees are eligible to contribute up to 15% of their earnings to the Plan and THCR will match 50% of the first 4% to 5% of an eligible employee's contributions. In connection with this Plan, THCR recorded charges of $410,000 and $2,098,000, for the period from inception (June 12, 1995) through December 31, 1995 and for the year ended December 31, 1996, respectively.

  Plaza Associates, Taj Associates and Castle Associates make payments to various trusteed multiemployer pension plans under industry-wide union agreements. The payments are based on the hours worked by or gross wages paid to covered employees. Under the Employee Retirement Income Security Act, THCR may be liable for its share of unfunded liabilities, if any, if the plans are terminated. Based upon the most recent information, the withdrawal liability of THCR related to one of the plans' unfunded status approximates $4,671,000. Pension expense for the period from inception (June 12, 1995) through December 31, 1995 and for the year ended December 31, 1996 was $229,000 and $1,186,000, respectively.

  THCR provides no other material, post-retirement or post-employment benefits.

                      TRUMP HOTELS & CASINO RESORTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1996

(7) TRANSACTIONS WITH AFFILIATES

  THCR Holdings has engaged in certain transactions with Trump and entities that are wholly or partially owned by Trump and other related entities. Amounts receivable from (owed to) at December 31 are as follows:

                                                            DECEMBER 31,
                                                        ----------------------
                                                          1995        1996
                                                        ---------  -----------
   Seashore Four(a).................................... $(571,000) $  (571,000)
   Buffington Harbor, L.L.C. (b).......................         0     (807,000)
   Trump Organization(c)...............................    64,000      184,000
   Taj Associates(c)...................................   167,000            0
   Castle Associates(c)................................  (694,000)           0
   Trump Seashore Associates(a)........................   756,000            0
   Other...............................................         0       23,000
                                                        ---------  -----------
   Total............................................... $(278,000) $(1,171,000)
                                                        =========  ===========

--------
(a) Plaza Associates leases two parcels of land under long-term ground leases from Seashore Four Associates and Trump Seashore Associates. For the period from inception (June 12, 1995) through December 31, 1995 and for the year ended December 31, 1996, THCR Holdings paid $723,000 and $1,000,000, respectively, to Seashore Four Associates, and $573,000 and $981,000, respectively, to Trump Seashore Associates. Plaza Associates purchased the tract from Seashore Four in January 1997 and the tract from Seashore Associates in September 1996 for $10,000,000 and $14,500,000, respectively.
(b) Trump Indiana and Barden entered into an agreement relating to the formation and joint ownership, development and operation of all common land-based and waterside operations in support of their separate riverboat casinos. At December 31, 1996, Trump Indiana owed a net balance of $807,000 relating to its 50% share of expenses.
(c) THCR engages in various transactions with the other Atlantic City hotel/casinos and related casino entities owned by Trump. These transactions are charged at cost or normal selling price in the case of retail items and include utilization of fleet maintenance and limousine services, certain shared professional fees, insurance and payroll costs as well as complimentary services offered to customers. Since Taj Associates and Castle Associates were acquired by THCR in 1996, all intercompany balances have been eliminated in consolidation.

 Services Agreement

  Pursuant to the terms of a services agreement with Trump Plaza Management Corp. ("TPM"), a corporation beneficially owned by Trump, in consideration for services provided, Plaza Associates pays TPM each year an annual fee of $1,000,000 in equal monthly installments, and reimburses TPM on a monthly basis for all reasonable out-of-pocket expenses incurred by TPM in performing its obligations under such services agreement, up to certain amounts. Under such services agreement, Plaza charged approximately $718,000 and $1,000,000 to expense for the period from inception (June 12, 1995) through December 31, 1995 and for the year ended December 31, 1996, respectively.

 Trump Management Fee

  Castle Associates has a Services Agreement with TCI-II, a corporation wholly owned by Trump. Pursuant to the terms of the Services Agreement, TCI-II is obligated to provide Castle Associates from time to time, when reasonably requested, consulting services on a non-exclusive basis, relating to marketing, advertising, promotional and other similar and related services with respect to the business and operations of Castle Associates, including such other services as the Managing Partner may reasonably request.

                      TRUMP HOTELS & CASINO RESORTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1996
  Pursuant to the Services Agreement, Castle Associates is required to pay an annual fee in the amount of $1,500,000 to TCI-II for each year in which Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined, exceeds certain levels. In addition, TCI-II is to receive an incentive fee equal to 10% of the excess EBITDA over $45,000,000 for such fiscal year.

  During 1996, Castle Associates incurred no fees and expenses under the Services Agreement. As Castle Associates did not meet the required level of EBITDA during 1996, the monthly advances to TCI-II related to the Services Agreement were suspended, and at December 31, 1996, Castle Associates recorded a receivable in the amount of $1,250,000, which represents the amounts advanced during the year. This amount is included in other current assets in the accompanying consolidated balance sheets. The Services Agreement expires on December 31, 2005.

 Partnership Agreement

  Under the terms of a Partnership Agreement between Castle Associates and TCI-II, Castle Associates is required to pay all costs incurred by TCI-II. For the year ended December 31, 1996, THCR Holdings paid $72,000 of expenses on behalf of TCI-II which were charged to general and administrative expense in the accompanying consolidated financial statements.

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

  On June 12, 1995, the option to purchase the Trump World's Fair was exercised. The option price of $60,000,000 was funded with $58,150,000 from the capital contributed by THCR Holdings (See Note 1), and $1,850,000 of option payments made by Plaza Associates.

 Trump Plaza East

  Under an agreement with Midlantic National Bank ("Midlantic"), Trump had (i) an option to acquire Trump Plaza East and (ii) a lease agreement for Trump Plaza East, which would expire on June 30, 1998, requiring $260,000 per month in lease payments. In October 1993, Plaza Associates assumed the lease agreement from Trump.

  Until such time as the Trump Plaza East Purchase Option was exercised or expired, Plaza Associates was obligated, from and after the date it entered into the Trump Plaza East Option, to pay the net expenses associated with Trump Plaza East. During 1995 and for part of 1996, Plaza Associates incurred approximately $2,340,000 and $1,100,000, respectively, of such expenses of which $2,045,000 and $348,000, respectively, are included in non-operating expenses in the accompanying financial statements.

                      TRUMP HOTELS & CASINO RESORTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1996
  In connection with the Taj Merger Transaction described in Note 1, Plaza Associates exercised its option to acquire Trump Plaza East. The purchase price of $28,084,000 has been included in land and building in the accompanying financial statements.

 Note Receivable from Trump

  Prior to consummation of the June 1995 Offerings, Trump incurred $3,000,000 of expenditures for the development of Trump Indiana and other gaming ventures. Concurrently with the June 1995 Offerings, THCR Holdings loaned Trump $3,000,000 and Trump issued to THCR Holdings a five-year promissory note (the "Trump Note") bearing interest at a fixed rate of 10% per annum, payable annually. The Trump Note would be automatically canceled in the event that, at any time during the period defined in the Trump Note, the THCR Common Stock traded at a price per share equal to or greater than the prices set forth in the Trump Note (subject to adjustment in certain circumstances). The Trump Note was canceled on March 27, 1996 in accordance with its terms.

(8) STOCK INCENTIVE PLAN

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

  Options granted under the 1995 Stock Plan may be incentive stock options ("ISOs"), within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or nonqualified stock options ("NQSOs"). The vesting, exercisability and exercise price of the options are determined by the Stock Incentive Plan Committee when the options are granted, subject to a minimum price, in the case of ISOs, of the Fair Market Value (as defined in the 1995 Stock Plan) of THCR Common Stock on the date of the grant and a minimum price, in the case of NQSOs, of the par value of the THCR Common Stock.

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

  The 1995 Stock Plan also provides that phantom stock and performance unit awards may be settled in cash, at the discretion of the Stock Incentive Plan Committee and if indicated the applicable award agreement, on each date on which the shares of THCR Common Stock covered by the awards would otherwise have been delivered or become restricted, in an amount equal to the fair market value of the shares on such date.

  Subject to adjustment in the event of changes in the outstanding stock or the capital structure of THCR, THCR has reserved 1,000,000 shares of THCR Common Stock for issuance under the 1995 Stock Plan.

  In connection with the June 1995 Offerings, the Stock Incentive Plan Committee granted to the President, Chief Executive Officer and Chief Financial Officer of THCR a stock bonus award of 66,667 shares of THCR

                      TRUMP HOTELS & CASINO RESORTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1996
Common Stock under the 1995 Stock Plan, which was fully vested upon issuance. Compensation expense of approximately $934,000 associated with the stock bonus award is reflected in the accompanying 1995 statement of operations of THCR. A phantom stock unit award was also issued to the President, Chief Executive Officer and Chief Financial Officer of THCR. This award entitles the President, Chief Executive Officer and Chief Financial Officer of THCR to receive 66,667 shares of THCR Common Stock two years following such award, subject to certain conditions. The compensation expense associated with the phantom stock award is approximately $934,000. This amount is being amortized over the two-year vesting period and was approximately $273,000 and $467,000, respectively, for the period from inception to December 31, 1995 and for the year ended December 31, 1996. The President, Chief Executive Officer and Chief Financial Office of THCR also received an award of NQSOs for the purchase of 133,333 shares of THCR Common Stock, subject to certain conditions (including a vesting rate of 20% per year over a five-year period). The options have an exercise price of $14.00 per share. As of December 31, 1996, 26,667 options were exercisable under this grant.

  In December 1996, THCR granted certain employees 668,000 options to purchase THCR Common Stock at a price of $14.00 per share. The options will vest and become exercisable on the earlier of five years after the date of grant, or a change of control, as defined, occurs. The options expire 10 years after the date of issuance.

  Effective January 1, 1996, THCR adopted the provisions of Statement No. 123, Accounting for Stock-Based Compensation. As permitted by the Statement, THCR has chosen to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for awards described above. Had the fair value method of accounting been applied to the THCR's stock option plans, which requires recognition of compensation cost ratably over the vesting period of the underlying equity instruments, net loss would have been increased by $154,000 or $(.02) per share in 1995 and $1,079,000 and $(.05) per share in 1996. This pro forma impact only takes into account options granted since the date of inception, June 12, 1995, and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The average fair value of options granted during 1995 and 1996 was $5.76 and $6.93, respectively. The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at grant date of $14.00 in 1995 and $12.75 in 1996 and the following weighed average assumptions: risk-free interest rate of 6.07% for 1995 and 6.41% for 1996, expected life of 5 years and 7 years for 1995 and 1996, and dividend yield of 0% for 1995 and 1996.

(9) FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amount of the following financial instruments approximates fair value, as follows: (a) cash and cash equivalents, accrued interest receivables and payables are based on the short-term nature of these financial instruments and (b) CRDA bonds and deposits are based on the allowances to give effect to the below market interest rates.

  The estimated fair values of other financial instruments are as follows:

                                                        DECEMBER 31, 1996
                                                  ------------------------------
                                                  CARRYING AMOUNT   FAIR VALUE
                                                  --------------- --------------
   11 1/4% First Mortgage Notes.................. $1,200,000,000  $1,188,000,000
   15 1/2% Senior Secured Notes..................    145,000,000     165,662,500
   11 3/4% Castle Associates Notes...............    209,070,000     213,084,000
   13 7/8% Castle Associates Pay-In-Kind Notes...     63,231,000      65,169,000

  The fair values of the above instruments are based on quoted market prices as of December 31, 1996.

                      TRUMP HOTELS & CASINO RESORTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1996
  There are no quoted market prices for bank borrowings, Castle Associates Senior Notes, Mortgage Notes payable and other notes payable and a reasonable estimate could not be made without incurring excessive costs.

(10) SUBSEQUENT EVENT

 Repurchase Program

  On January 6, 1997, the THCR Board of Directors authorized the repurchase by THCR Holdings of up to 1,250,000 shares of THCR's Common Stock, from time to time in the open market or privately negotiated transactions. On March 10, 1997, the THCR Board of Directors authorized the repurchase of up to an additional 1,250,000 shares of THCR Common Stock. The repurchase program is effective until the end of 1997. As of March 20, 1997, THCR Holdings has repurchased 1,250,000 shares of THCR Common Stock.

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

  Under the New Jersey Casino Control Act (the "Casino Control Act"), Plaza Associates is required to file a New Jersey corporation business tax return. As of June 12, 1995, Trump AC and Plaza Associates had state tax net operating loss carryforwards of approximately $32,800,000 which are available to offset future state taxable income. Such carryforwards expire from 1997 to 2001. The net operating loss carryforwards result in a

                        TRUMP ATLANTIC CITY ASSOCIATES
                          AND TRUMP PLAZA ASSOCIATES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
deferred tax asset of $2,900,000 which has been offset by a valuation allowance of $2,900,000 as utilization of such carryforwards is not considered to be more likely than not.

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

  The ability of Plaza Associates and Plaza Funding to repay their long-term debt when due will depend on their ability to either generate cash from operations sufficient for such purposes or to refinance such indebtedness. Management does not currently anticipate that cash flow will be sufficient and that repayment will likely depend upon the ability to refinance such indebtedness. The future operating performance and the ability to refinance

                        TRUMP ATLANTIC CITY ASSOCIATES
                          AND TRUMP PLAZA ASSOCIATES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
such indebtedness will be subject to the then prevailing economic conditions, industry conditions and numerous other financial, business and other factors, many of which are beyond the control of Plaza Funding or Plaza Associates. There can be no assurance that the future operating performance of Plaza Associates will be sufficient to meet these repayment obligations or that the general state of the economy, the status of the capital markets generally or the receptiveness of the capital markets to the gaming industry will be conducive to refinancing or other attempts to raise capital.

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

 CASINO REINVESTMENT DEVELOPMENT AUTHORITY OBLIGATIONS

  Pursuant to the provisions of the Casino Control Act, Plaza Associates, commencing twelve months after the date of opening of Trump Plaza in May 1984, and continuing for a period of twenty-five years thereafter, must either obtain investment tax credits (as defined in the Casino Control Act), in an amount equivalent to 1.25% of its gross casino revenues, or pay an alternative tax of 2.5% of its gross casino revenues (as defined in the Casino Control
Act). Investment tax credits may be obtained by making qualified investments or by the

                        TRUMP ATLANTIC CITY ASSOCIATES
                          AND TRUMP PLAZA ASSOCIATES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
purchase of bonds at below market interest rates from the Casino Reinvestment Development Authority ("CRDA"). Plaza Associates is required to make quarterly deposits with the CRDA based on 1.25% of its gross revenue. For the years ended December 31, 1993 and 1994 and for the period from January 1, 1995 through June 12, 1995, Plaza Associates charged to operations $1,047,000, $838,000 and $471,000 respectively, to give effect to the below market interest rates associated with CRDA bonds that have either been issued or are expected to be issued from funds deposited. Additionally, for the period from January 1, 1995 through June 12, 1995, Plaza Associates credited operations for $501,000 resulting from the recapture of the valuation allowance on CRDA receivable. Bonds issued by the CRDA will be accounted for under SFAS No. 121, as such bonds are not marketable.

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

  On January 8, 1996, THCR, Taj Mahal Holding Corp. ("Taj Holding") and THCR Merger Corp. ("Merger Sub") entered into the Agreement and Plan of Merger, as amended by the Amendment to Agreement and Plan of Merger dated as of January 31, 1996 (the "Merger Agreement"), pursuant to which Merger Sub will merge with and into Taj Holding (the "Merger"). The Merger Agreement provides that each outstanding share of Class A Common Stock of Taj Holding ("the Taj Holding Class A Common Stock") (other than Dissenting Shares (as defined in the Proxy Statement-Prospectus) will be converted into the right to receive, at each holder's election, either (a) $30.00 in cash or (b) that number of shares of Common Stock of THCR (the "THCR Common Stock") as shall have a market value equal to $30.00. No fractional shares of THCR Common Stock will be issued in the Merger. The Merger Agreement also contemplates the following transactions occurring in connection with the Merger (the "Merger Transaction"):

    (a) the consummation of the offering by THCR of up to 12,500,000 shares of THCR Common Stock (and an amount to be issued pursuant to the underwriters' over-allotment option) (the "THCR Stock Offering") and the consummation of the offering by Trump AC and its wholly owned finance subsidiary Trump Atlantic City Funding, Inc. of up to $1,200,000,000 aggregate principal amount of first mortgage

                        TRUMP ATLANTIC CITY ASSOCIATES
                          AND TRUMP PLAZA ASSOCIATES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
  notes, although it is currently contemplated to aggregate $1,100,000,000, the aggregate proceeds of which will be used, together with available cash, to (i) pay cash to those holders of Taj Holding Class A Common Stock electing to receive cash in the Merger, (ii) redeem the outstanding 11.35% Mortgage Bonds, Series A due 1999 (the "Taj Bonds") of Trump Taj Mahal Funding, Inc. ("Taj Funding"), (iii) redeem the outstanding shares of Class B Common Stock of Taj Holding as required in connection with the redemption of the Taj Bonds, (iv) retire the outstanding Plaza Notes, (v) satisfy the indebtedness of Taj Associates under its loan agreement with National Westminster Bank USA, (vi) purchase certain real property used in the operation of the Taj Mahal that is currently leased from a corporation wholly owned by Trump, (vii) purchase certain real property used in the operation of Trump Plaza that is currently leased from an unaffiliated third party, (viii) make a payment to Bankers Trust Company ("Bankers Trust") to obtain releases of liens and guarantees that Bankers Trust has in connection with certain outstanding indebtedness owed by Trump to Bankers Trust , and
  (ix) pay related fees and expenses and provide working capital;

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump Hotels & Casino Resorts, Inc.:

  We have audited in accordance with generally accepted auditing standards, the financial statements of Trump Hotels & Casino Resorts, Inc. ("THCR") included in this Form 10-K and have issued our report thereon dated February 7, 1997 except with respect to the matter discussed in Note 10, as to which the date is March 20, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is the responsibility of the THCR's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                           ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 7, 1997

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump Atlantic City Associates and  Trump Plaza Associates:

  We have audited in accordance with generally accepted auditing standards, the financial statements of Trump Atlantic City Associates and Trump Plaza Associates (Partnerships) included in this Form 10-K and have issued our report thereon dated February 21, 1996. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is the responsibility of the Partnerships' management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                           ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 21, 1996

                                                                    SCHEDULE II

                      TRUMP HOTELS & CASINO RESORTS, INC.
   VALUATION AND QUALIFYING ACCOUNTS FOR THE PERIOD FROM INCEPTION (JUNE 12,
                                   1995) TO
                               DECEMBER 31, 1995
                   AND FOR THE YEAR ENDED DECEMBER 31, 1996

                            BALANCE AT CHARGED TO    OTHER         BALANCE AT
                            BEGINNING  COSTS AND    CHANGES          END OF
                            OF PERIOD   EXPENSES  (DEDUCTIONS)       PERIOD
                            ---------- ---------- ------------     -----------
FOR THE PERIOD FROM
 INCEPTION (JUNE 12, 1995)
 THROUGH DECEMBER 31, 1995
  Allowances for doubtful
   accounts................ $8,490,000 $  559,000 $  (972,000)(a)  $ 8,077,000
                            ========== ========== ===========      ===========
  Valuation allowance for
   interest differential on
   CRDA bonds.............. $2,144,000 $  670,000 $(1,737,000)(b)  $ 1,077,000
                            ========== ========== ===========      ===========
YEAR ENDED DECEMBER 31,
 1996
  Allowances for doubtful
   accounts................ $8,077,000 $8,904,000 $ 2,106,000 (c)  $19,087,000
                            ========== ========== ===========      ===========
  Valuation allowance for
   interest differential on
   CRDA bonds.............. $ 1,077,00 $3,577,000 $10,311,000 (d)  $14,965,000
                            ========== ========== ===========      ===========

--------
(a) Write-off uncollectible accounts.
(b) Adjustment of allowance applicable to contribution of CRDA deposits.
(c) Includes $(7,497,000) representing the write-off of uncollectible accounts, $7,596,000 which represents Taj Associates' beginning balance at April 17, 1996 and $2,007,000 which represents Castle Associates' beginning balance at October 7, 1996.
(d) Includes $(476,000) representing the adjustment of allowance applicable to the contribution of CRDA deposits, $8,371,000 which represents Taj Associates' beginning balance at April 17, 1996 and $2,416,000 which represents Castle Associates' beginning balance at October 7, 1996.

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

                                 EXHIBIT INDEX

   EXHIBIT
     NO.                        DESCRIPTION OF EXHIBIT
   -------                      ----------------------
   10.70   Employment Agreement, dated May 3, 1996, between Trump Hotels &
            Casino Resorts Holdings, L.P. and Joseph A. Fusco.
   10.71   Promissory Note of Nicholas L. Ribis in favor of Trump Hotels &
            Casino Resorts Holdings, L.P., dated December 4, 1996.
   21      List of Subsidiaries of Trump Hotels & Casino Resorts, Inc.
   27      Financial Data Schedule of Trump Hotels & Casino Resorts, Inc.