Form 10-K405
period 1997-12-31
TRUMP HOTELS & CASINO RESORTS INC; TRUMP HOTELS & CASINO RESORTS HOLDINGS LP; TRUMP HOTELS & CASINO RESORTS FUNDING INC
filed 1998-03-31
CIK 943320, 943322, 943323

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                          COMMISSION FILE NO.: 1-13794
                            ------------------------

                      TRUMP HOTELS & CASINO RESORTS, INC.

             (Exact Name of Registrant as specified in its charter)

                  DELAWARE                             13-3818402
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)
               2500 BOARDWALK
         ATLANTIC CITY, NEW JERSEY                        08401
  (Address of principal executive offices)             (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (609) 441-6060

                         COMMISSION FILE NO.: 33-90786
                            ------------------------

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

             (Exact Name of Registrant as specified in its charter)

                  DELAWARE                             13-3818402
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)
               2500 BOARDWALK
         ATLANTIC CITY, NEW JERSEY                        08401
  (Address of principal executive offices)             (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (609) 441-6060

                         COMMISSION FILE NO.: 33-90786
                            ------------------------

                  TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

             (Exact Name of Registrant as specified in its charter)

                  DELAWARE                             13-3818402
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)
               2500 BOARDWALK
         ATLANTIC CITY, NEW JERSEY                        08401
  (Address of principal executive offices)             (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (609) 441-6060

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------------  ---------------------------------------------
    Common Stock of Trump Hotels & Casino                 New York Stock Exchange
    Resorts, Inc., par value $.01 per share

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock of Trump Hotels & Casino Resorts, Inc. held by non-affiliates as of March 27, 1998 was approximately:
$192,502,997.

    As of March 27, 1998, there were 22,195,256 shares of Trump Hotels & Casino Resorts, Inc. Common Stock outstanding.

              Documents Incorporated by Reference--Not applicable

                                   FORM 10-K
                               TABLE OF CONTENTS

ITEM                                                                                                              PAGE
----------                                                                                                        -----
PART I
            ITEM 1.      BUSINESS............................................................................           1
                         Recent Events.......................................................................           1
                         General.............................................................................           1
                         Trump Plaza.........................................................................           3
                         The Taj Mahal.......................................................................           8
                         Trump Marina........................................................................          12
                         Indiana Riverboat...................................................................          17
                         Trademark/Licensing.................................................................          19
                         Certain Indebtedness of THCR........................................................          19
                         Atlantic City Market................................................................          22
                         Competition.........................................................................          23
                         Gaming and Other Laws and Regulations...............................................          27
            ITEM 2.      PROPERTIES..........................................................................          39
                         THCR................................................................................          39
                         Trump Plaza.........................................................................          39
                         Taj Mahal...........................................................................          41
                         Trump Marina........................................................................          43
                         Indiana Riverboat...................................................................          44
            ITEM 3.      LEGAL PROCEEDINGS...................................................................          44
            ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................          47
PART II
            ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...............          48
            ITEM 6.      SELECTED FINANCIAL DATA.............................................................          49
            ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS........................................................................          51
                         Results of Operations for the Years Ended December 31, 1995 and 1996................          54
                         Results of Operations for the Years Ended December 31, 1996 and 1997................          55
                         Liquidity and Capital Resources.....................................................          55
                         Seasonality.........................................................................          57
                         Inflation...........................................................................          57
                         Recently Issued Accounting Standards................................................          57
            ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................          57
            ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................................          57
            ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                           DISCLOSURE........................................................................          57
PART III
            ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................................          58
                         Directors, Executive Officers, Promoters and Control Persons........................          58
                         Compliance with Section 16(a) of the Securities Exchange Act of 1934................          64
            ITEM 11.     EXECUTIVE COMPENSATION..............................................................          65
                         Employment Agreements...............................................................          67
                         Compensation of Directors...........................................................          68
                         Committees of the Board of Directors................................................          68
                         Compensation Committee Interlocks and Insider Participation.........................          69
            ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......................          73
            ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................          74
PART IV
            ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.....................          76
IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS.....................................................          83
SIGNATURES...................................................................................................          84
SIGNATURE--TRUMP HOTELS & CASINO RESORTS, INC................................................................          84
SIGNATURE--TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.......................................................          85
SIGNATURE--TRUMP HOTELS & CASINO RESORTS FUNDING, INC........................................................          86

                                     PART I

ITEM 1. BUSINESS.

RECENT EVENTS

    Management announced in the first quarter of 1998 that it had retained Donaldson, Lufkin & Jenrette, Inc. and Bear, Stearns & Co. to explore transactions involving Trump Hotels & Casino Resorts, Inc. ("THCR"), including the possible sale of all or a portion of the company.

GENERAL

    Trump Hotels & Casino Resorts Holdings, L.P. ("THCR Holdings"), Trump Hotels & Casino Resorts Funding, Inc. ("THCR Funding") and THCR were organized under the laws of the State of Delaware in March 1995. The partnership agreement governing THCR Holdings provides that all business activities of THCR must be conducted through THCR Holdings or subsidiary partnerships or corporations. As the sole general partner of THCR Holdings, THCR generally has exclusive rights, responsibilities and discretion in the management and control of THCR Holdings. THCR, through THCR Holdings and its wholly owned subsidiaries, owns and operates the Trump Plaza Hotel and Casino ("Trump Plaza"), which also includes Trump World's Fair, and the Trump Taj Mahal Casino Resort (the "Taj Mahal"), each located on The Boardwalk in Atlantic City, New Jersey, the Trump Marina Hotel Casino ("Trump Marina"), located in the marina district of Atlantic City, New Jersey (the "Marina District"), as well as a riverboat casino located at Buffington Harbor on Lake Michigan in Indiana (the "Indiana Riverboat"), making THCR one of the largest casino entertainment companies in the United States. In addition, THCR continues to be the exclusive vehicle through which Donald J. Trump ("Trump") engages in new gaming activities in both emerging and established gaming jurisdictions.

    - TRUMP PLAZA. In May 1996, THCR completed an expansion program which further enhanced Trump Plaza's gaming space and hotel capacity (the "Trump Plaza Expansion") while maintaining its commitment to first class customer service. This strategy was designed to capitalize on Trump Plaza's reputation for excellence, as well as to meet both existing and anticipated demand for the increased number of rooms and infrastructure improvements that are currently being implemented to enhance further the "vacation destination appeal" of Atlantic City. As part of the Trump Plaza Expansion, THCR renovated and integrated into Trump Plaza a hotel adjacent to Trump Plaza's main tower ("Trump Plaza East") and renovated and integrated into Trump Plaza the former Trump Regency Hotel, located on The Boardwalk adjacent to the original Atlantic City Convention Center, which is next to Trump Plaza and is now known as Trump World's Fair. The renovations at Trump Plaza East were completed in February 1996 and at Trump World's Fair in May 1996. Trump Plaza has 138,305 square feet of gaming space, housing a total of approximately 4,090 slot machines and 117 table games, making Trump Plaza's casino the largest in Atlantic City (in terms of square footage). Trump Plaza's hotel capacity consists of 1,404 guest rooms, making Trump Plaza's guest room inventory one of the largest in Atlantic City.

    - TAJ MAHAL. Management believes that the acquisition of the Taj Mahal on April 17, 1996 (the "Taj Acquisition") has strengthened THCR's position as a leader in the casino entertainment industry through its ownership of two successful land-based casino hotels on The Boardwalk. Furthermore, the Taj Acquisition has enhanced THCR's presence in the growing Atlantic City gaming market (the "Atlantic City Market"). After giving effect to the Taj Acquisition and the Trump Plaza Expansion, THCR had acquired approximately one-quarter of Atlantic City's casino square footage, slot machines, table games and hotel room inventory. The combination of the Taj Mahal with Trump Plaza's operations has provided opportunities for operational efficiencies, economies of scale and benefits from the talent, expertise and experience of management at the operating entities. In July 1997, THCR completed an expansion plan at the Taj Mahal (the "Taj Mahal Expansion"), which included construction of a new bus terminal, expansion of parking facilities and expansion of casino floor space.

    - TRUMP MARINA. The acquisition of Trump's Castle Casino Resort ("Trump's Castle") on October 7, 1996 (the "Castle Acquisition"), has further strengthened THCR's position as an industry leader. During the second quarter of 1997, Trump's Castle Associates, L.P. ("Castle Associates") rethemed the property with a nautical emphasis and renamed it Trump Marina Hotel Casino. The Castle Acquisition has provided THCR with a significant presence in the Marina District, the principal focus of expansion in the Atlantic City Market. In addition, the Castle Acquisition has provided further opportunities for operational efficiencies and economies of scale and eliminated the perceived conflict of interest caused by the differing ownership of Trump Marina and the other THCR properties in Atlantic City. Ownership of Trump Marina will enable THCR to retain patrons that may be drawn from The Boardwalk to the Marina District by new casino development in the Marina District. The Castle Acquisition has also enabled THCR to benefit from (i) the excellent condition of the current facilities at Trump Marina, which have been designed to accommodate additional development with minimal disruption to existing operations, (ii) the proximity of Trump Marina to the "H-Tract," an approximately 150-acre parcel of land proposed to be Atlantic City's newest area of casino hotel development (the "H-Tract"), and (iii) a proposed expansion plan at Trump Marina (the "Trump Marina Expansion"), which would, among other things, enable THCR to capitalize on the expected increase in gaming activity in the Marina District.

    - INDIANA RIVERBOAT. Trump Indiana, Inc. ("Trump Indiana"), which owns and operates the Indiana Riverboat at Buffington Harbor, on Lake Michigan, approximately 25 miles southeast of downtown Chicago, commenced operations on June 8, 1996. Trump Indiana is one of 11 riverboat gaming projects permitted under current Indiana law, and one of only five to be located in northern Indiana. Trump Indiana and The Majestic Star Casino, LLC ("Barden") are the two holders of riverboat owner's licenses to operate at Buffington Harbor. Trump Indiana and Barden entered into an agreement (the "BHR Agreement") relating to the formation of Buffington Harbor Riverboats, L.L.C. ("BHR") and the joint ownership, development and operation of all common land-based and waterside operations in support of each of Trump Indiana's and Barden's separate riverboat casinos at Buffington Harbor. The Indiana Riverboat has approximately 37,000 square feet of gaming space and features 1,369 slot machines and 69 table games, and is one of the largest riverboat casinos in the United States. The Indiana Riverboat's principal market is the approximately 6.8 million people residing within 50 miles of the Indiana Riverboat in the greater Chicago metropolitan area. Approximately 11.2 million and 24.2 million people live within a 100- and 200-mile radius of Buffington Harbor, respectively.

    - THE "TRUMP" NAME. THCR capitalizes on the widespread recognition of the "Trump" name and its association with high quality amenities and first class service. To this end, THCR provides a broadly diversified gaming and entertainment experience consistent with the "Trump" name and reputation for quality, tailored to the gaming patron in each market. THCR also benefits from the "Trump" name in connection with its efforts to expand and to procure new gaming opportunities in the United States and abroad. THCR explores opportunities to establish additional gaming operations, particularly in jurisdictions where the legalization of casino gaming is relatively new or anticipated.

    The following table profiles THCR's current casino and hotel capacity:

                                                                TRUMP       TAJ       TRUMP      INDIANA
                                                                PLAZA      MAHAL     MARINA     RIVERBOAT     TOTAL
                                                              ---------  ---------  ---------  -----------  ---------
Gaming square footage.......................................    138,305    147,720     75,900      37,000     398,925
Slot machines...............................................      4,090      4,136      2,198       1,393      11,817
Table games (including poker)...............................        117        218         91          59         485
Hotel rooms.................................................      1,404      1,250        728          --       3,382

    Trump Casino Services, L.L.C., a New Jersey limited liability company ("TCS"), was formed on June 27, 1996 for the purpose of realizing cost savings and operational synergies by consolidating certain administrative functions of, and providing certain services to, each of Trump Plaza Associates ("Plaza Associates") and Trump Taj Mahal Associates ("Taj Associates"), the owner and operator of Trump Plaza and the Taj Mahal, respectively. Trump Atlantic City Associates ("Trump AC") and Trump Atlantic City Corporation ("TACC"), a wholly owned subsidiary of Trump AC, own a 99% and 1% interest, respectively, in TCS. In June 1996, the New Jersey Casino Control Commission (the "CCC") granted TCS an initial casino license which, in July 1997, was renewed through July 1998. On July 8, 1996, TCS, Plaza Associates and Taj Associates entered into an agreement (the "TCS Services Agreement") pursuant to which TCS provides to each of Taj Associates and Plaza Associates certain management, financial and other functions and services necessary and incidental to the respective operation of each of their casino hotels. On October 23, 1996, TCS, Plaza Associates, Taj Associates and Castle Associates entered into an Amended and Restated Services Agreement pursuant to which TCS also provides those same functions and services to Castle Associates in connection with the operation of Trump Marina. Trump Communications, L.L.C. ("Trump Communications"), a New Jersey limited liability company and a subsidiary of TCS, was formed on January 31, 1997 for the purpose of realizing cost savings and operational synergies by consolidating advertising functions of, and providing certain services to, each of Plaza Associates, Taj Associates and Castle Associates.

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

    Management believes that as a result of the Trump Plaza Expansion and Trump Plaza's strategic location, Trump Plaza is one of the premier host properties in Atlantic City. The Trump Plaza Expansion was completed in May 1996 and increased Trump Plaza's prime central frontage on The Boardwalk to nearly a quarter of a mile. Management believes that the construction of the new convention center and the tourist corridor linking the new convention center with The Boardwalk enhances the desirability of Atlantic City generally and, as a result of Trump Plaza's central location, benefits Trump Plaza in particular. In addition, management has taken advantage of recent gaming regulatory changes that allow casino space to be directly visible and accessible from The Boardwalk. Trump Plaza's location on The Boardwalk at the end of the main highway into Atlantic City makes it highly accessible for both "drive-in" and "walk-in" patrons.

    As part of the Trump Plaza Expansion, Trump Plaza opened the Ocean View Casino and Bar and a total of 349 rooms, including nine super suites, located at Trump Plaza East, which is fully integrated into Trump Plaza. Trump Plaza East has approximately 15,000 square feet of casino space. Trump Plaza also completed construction of a new entranceway to Trump Plaza to provide easier access by car to Trump Plaza.

    In May 1996, THCR completed the renovations and integration of Trump World's Fair, located on The Boardwalk adjacent to the original Atlantic City Convention Center, into Trump Plaza. Trump World's Fair contains 49,193 square feet of gaming floor space, approximately 16,000 square feet of which is directly accessible from The Boardwalk, and 500 hotel rooms, connected to Trump Plaza's main tower by an enclosed walkway overlooking The Boardwalk.

    Management believes the increased hotel capacity as a result of the Trump Plaza Expansion enables Trump Plaza to better meet demand and accommodate its casino guests, as well as to host additional and larger conventions and corporate meetings.

    The following table details Trump Plaza's current casino and hotel capacity:

                                                                         TRUMP                    TRUMP
                                                                      PLAZA MAIN      TRUMP      WORLD'S
                                                                       FACILITY    PLAZA EAST     FAIR       TOTAL
                                                                      -----------  -----------  ---------  ---------
Gaming square footage...............................................      74,226       14,886      49,193    138,305
Slot machines.......................................................       2,201          371       1,518      4,090
Table games.........................................................         101            0          16        117
Hotel rooms.........................................................         555          349         500      1,404

    Trump Plaza's management team has launched a variety of initiatives designed to increase the level of casino gaming activity generally at Trump Plaza and to attract casino patrons who tend to wager more frequently than the typical Atlantic City patron. These initiatives include targeted marketing and advertising campaigns directed to select groups of customers in the Boston-New York-Washington, D.C. corridor, the introduction of new slot machines and table games and the addition of bill acceptors on slot machines.

  ATLANTIC CITY MARKETING STRATEGY

    TRUMP PLAZA. Trump Plaza East has been integrated into Trump Plaza and together the two are operated as a single casino hotel facility. Trump Plaza presently intends to continue the marketing strategies it has found successful in the past, including targeting lucrative high-end drive-in slot customers. Management believes the additional hotel rooms and gaming facilities at Trump Plaza East better enable Trump Plaza to accommodate the more profitable weekend drive-in patron, who tends to wager more per play and per visit than the typical walk-in or bus patron.

      TRUMP WORLD'S FAIR. Trump World's Fair is seeking to attract the "middle market" segment (primarily bus customers and Boardwalk pedestrian traffic) by offering high value food and entertainment attractions in a festive "World's Fair" atmosphere. The first floor of Trump World's Fair features a Boardwalk level casino offering walk-in customers direct access from The Boardwalk to 569 slot machines. In addition, Trump World's Fair contains a new bus terminal that has a dedicated escalator leading directly to a separate casino entertainment area that contains a 500-seat buffet-style restaurant and a casino with approximately 510 slot machines. The new bus terminal and dedicated casino facilities allow Trump World's Fair to serve efficiently a high volume of bus customers. The second floor of Trump World's Fair has approximately 439 slot machines and 16 table games along with additional restaurants. Moreover, with its prime location adjoining the original Atlantic City Convention Center and near the new Atlantic City Convention Center, and its newly refurbished room base of 500 rooms and approximately 50,000 square feet of total gaming space, management believes that Trump World's Fair is ideally suited to attract convention visitor traffic.

  TRUMP PLAZA BUSINESS STRATEGY

    GENERAL. A primary element of Trump Plaza's business strategy is to seek to attract patrons who tend to wager more frequently and in larger denominations than the typical Atlantic City gaming customer. Such high-end players typically wager $5 or more per play in slots and $25 or more per play in table games. In the fall of 1992, Plaza Associates, the owner and operator of Trump Plaza, decided to de-emphasize marketing efforts directed at "high roller" patrons from the Far East, who tend to wager $50,000 or more per play in table games. Plaza Associates determined that the potential benefit derived from these patrons did not outweigh the high costs associated with attracting such players and the resultant volatility in the results of operations of Trump Plaza. Revenues derived from high roller patrons have declined since 1992, although management believes that such revenue loss has not had a significant impact on profitability for the reasons discussed above. In addition, this shift in marketing strategy has allowed Plaza Associates to focus its efforts on attracting high-end players.

    Although considered one property, Trump Plaza and Trump World's Fair have separate marketing identities. Trump Plaza caters to the mid to high level segment while Trump World's Fair focuses on the "middle" market. Trump Plaza's concentration of special events, entertainment, suites and variety of gourmet restaurants define its presence and highly perceived image. The suite renovation and high-end slot club expansion projects indicate Plaza Associates' commitment to this segment of the market. While Trump Plaza strives to accommodate the more lucrative drive-in patron, Trump World's Fair offers a fun, relaxing experience which is extremely appealing to the bus rider. A combination of lower slot denominations, including Atlantic City's largest nickel lounge, lower table limits, sweepstakes, bus bingo programs, on-floor tournaments and a premier buffet make this possible.

    "COMPING" STRATEGY. In order to compete effectively with other Atlantic City casino hotels, Plaza Associates offers complimentary drinks, meals, room accommodations and/or travel arrangements to its patrons ("complimentaries" or "comps"). Management monitors Trump Plaza's policy so as to provide complimentaries primarily to patrons with a demonstrated propensity to wager at Trump Plaza. A patron's propensity to wager is determined by a review of the patron's prior gaming history at Trump Plaza as well as other gaming establishments in Atlantic City. Each patron is analyzed to ensure that the patron's gaming activity, net of any complimentaries, is profitable to Plaza Associates.

    ENTERTAINMENT. Trump Plaza offers headline entertainment as part of its strategy to attract high-end and other patrons. Trump Plaza offers headline entertainment weekly during the summer and monthly during the off-season, and also features other entertainment and revue shows.

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

    BUS PROGRAM. Trump Plaza has a bus program, which transports approximately 1,700 gaming patrons per day during the week and 2,400 per day on the weekends. Trump Plaza's bus program offers incentives and discounts to certain scheduled and chartered bus customers. Trump Plaza's Transportation Facility (as defined) contains 13 bus bays and is connected by an enclosed pedestrian walkway to Trump Plaza. The Transportation Facility provides patrons with immediate access to the casino, and contains a comfortable lounge area for patrons waiting for return buses. Trump World's Fair has a newly constructed bus terminal with a dedicated escalator leading directly to a casino entertainment area complete with an international buffet. Trump World's Fair's bus terminal provides patrons with a spacious lounge area with a view of the Atlantic Ocean and The Boardwalk. Trump World's Fair's bus program transports approximately 1,200 gaming patrons per day during the week and 2,100 per day on weekends.

    CREDIT POLICY. Historically, Trump Plaza has extended credit on a discretionary basis to certain qualified patrons. For the years ended December 31, 1995, 1996 and 1997 credit play as a percentage of total dollars wagered was approximately 17.7%, 17.4% and 18.9%, respectively. As part of Trump Plaza's business strategy, Trump Plaza has imposed stricter standards on applications for new or additional credit. Trump Plaza bases credit limits on each individual patron's creditworthiness, as determined by an examination of the following criteria: (i) checking each patron's personal checking account for current and average balances, (ii) performing a credit check on each domestic patron and
(iii) checking each patron's credit limits and indebtedness at all casinos in the United States as well as many island casinos. The above determination of a patron's continued creditworthiness is performed for continuing patrons on a yearly basis or more frequently if Trump Plaza deems a re-determination of credit worthiness is necessary. In addition, depositing of markers is regulated by the State of New Jersey. Markers in increments of $1,000 or less are deposited in a maximum of 7 days; markers of increments of $1,001 to $5,000 are deposited in a maximum of 14 days; and markers in increments of over $5,001 are deposited in a maximum of 45 days. Markers may be deposited sooner at the request of patrons or at Trump Plaza's discretion.

  FACILITIES AND AMENITIES

    TRUMP PLAZA. The casino in Trump Plaza's main tower currently offers 101 table games and 2,201 slot machines. In addition to the casino, Trump Plaza's main tower consists of a 31-story tower with 555 guest rooms, including 62 suites. Trump Plaza's main tower also offers 10 restaurants, a 750-seat cabaret theater, four cocktail lounges, 28,000 square feet of convention, ballroom and meeting room space, a swimming pool, tennis courts and a health spa.

    The entry level of Trump Plaza's main tower includes a cocktail lounge, three gift shops, a deli, a coffee shop, an ice cream parlor and a buffet. The casino level houses the casino, a fast food restaurant, an exclusive slot lounge for high-end patrons and an ocean view high-end slot area. An enclosed walkway connects Trump Plaza at the casino level with the original Atlantic City Convention Center and with Trump World's Fair.

    On February 16, 1996, Trump Plaza opened the approximately 15,000 square-foot Ocean View Casino and Bar and 249 of its 349 hotel rooms at Trump Plaza East. Management opened the remaining rooms and suites at Trump Plaza East in March 1996. The Ocean View Casino and Bar is the first gaming room in Atlantic City to combine a casino, bar and entertainment area, and features a 70-foot long bar with 27 bar-top slot machines, live entertainment and a 58 square-foot video wall, complemented by six additional television sets along the bar. With its high ceilings and windows overlooking the Atlantic Ocean and The Boardwalk, Trump Plaza has created a new and exciting entertainment environment for its casino patrons.

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

    In July 1994, Time Warner Entertainment Company, L.P. ("Time Warner") opened its second largest Warner Brothers Studio Store occupying the entire first floor of retail space on The Boardwalk at Trump Plaza East (approximately 17,000 square feet).

    TRUMP WORLD'S FAIR. Trump World's Fair is connected to Trump Plaza's main tower by an enclosed walkway overlooking The Boardwalk and adds an additional 500 hotel rooms to Trump Plaza. In addition, Trump World's Fair is outfitted with approximately 50,000 square feet of casino floor space housing 1,518-slot machines and 16 table games. In addition to the casino, Trump World's Fair features three restaurants, including a state-of-the-art buffet, a cocktail lounge, convention and ballroom and meeting room space. The enclosed walkway runs through a portion of the original Atlantic City Convention Center, which is located between Trump World's Fair and Trump Plaza's main tower. Plaza Associates has acquired an easement with regard to this walkway through the original Atlantic City Convention Center.

  EMPLOYEES AND LABOR RELATIONS

    Plaza Associates has approximately 3,770 full time equivalent employees of whom approximately 1,500 are covered by collective bargaining agreements. The collective bargaining agreement with Local No. 54 expires on September 15, 1999. Management believes that its relationships with its employees are satisfactory. Certain of Plaza Associates' employees must be licensed or registered under the New Jersey Casino Control Act (the "Casino Control Act").

    In April 1993, the National Labor Relations Board (the "NLRB") found that Plaza Associates had violated the National Labor Relations Act (the "NLRA") in the context of a union organizing campaign by table game dealers of Plaza Associates in association with the Sports Arena and Casino Employees Union Local 137 ("Local 137"). In connection with such finding, Plaza Associates was ordered to refrain from interfering with, restraining or coercing employees in the exercise of the rights guaranteed them by Section 7 of the NLRA, to notify its employees of such rights and to hold an election by secret ballot among its employees regarding whether they desired to be represented for collective bargaining by Local 137. The election was held on May 20 and 21, 1994 and the vote, which has been certified by the NLRB, was in favor of management and against representation by Local 137.

  HISTORICAL BACKGROUND

    THE 1992 EVENTS. Plaza Associates and Trump Plaza Funding, Inc. ("Plaza Funding") restructured their indebtedness through a prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code (the "1992 Plaza Restructuring") in order to alleviate their liquidity problems. On May 29, 1992, Plaza Associates and Plaza Funding completed the 1992 Plaza Restructuring, the purpose of which was to improve the amortization schedule and extend the maturity of Plaza Associates' indebtedness by (i) eliminating the sinking fund requirement on Plaza Funding's 12 7/8% Mortgage Bonds due 1998 (the "Original Plaza Bonds"), (ii) extending the maturity of such indebtedness from 1998 to 2002, (iii) lowering the interest rate from 12 7/8% per annum to 12% per annum,
(iv) reducing the aggregate principal amount of the indebtedness under the Original Plaza Bonds and certain other indebtedness from $250 million to $225 million and (v) eliminating certain other indebtedness by reconstituting such debt in part as new bonds (the "Successor Plaza Bonds") and in part as Stock Units (as defined). The 1992 Plaza Restructuring was necessitated by the inability to either generate cash flow or obtain additional financing sufficient to make the scheduled sinking fund payment on the Original Plaza Bonds. In connection with the 1992 Plaza Restructuring, each holder of $1,000 principal amount of Original Plaza Bonds and such other indebtedness received (i) $900 principal amount of Successor Plaza Bonds, (ii) 12 Stock Units, each representing one share of Common Stock of Plaza Funding and one share of Preferred Stock of Plaza Funding (the "Stock Units") and (iii) cash payments of approximately $58.65, reflecting accrued interest.

    On May 29, 1992, Plaza Funding, which theretofore had no interest in Plaza Associates, received a 50% beneficial interest in TP/GP, Inc. ("Trump Plaza GP"), and Plaza Funding and Trump Plaza GP were admitted as partners of Plaza Associates. Plaza Funding also issued approximately three million Stock Units to holders of the Original Plaza Bonds and certain other indebtedness. Pursuant to the terms of Plaza Associates' partnership agreement, Plaza Funding was issued a preferred partnership interest, which provided Plaza Funding with partnership distributions designed to pay dividends on, and the redemption price of, the Stock Units. Trump Plaza GP became the managing general partner of Plaza Associates, and, through its Board of Directors, managed the affairs of Plaza Associates. Trump Plaza GP was subsequently merged with and into Plaza Funding, which became the managing general partner of Plaza Associates.

    THE 1993 EVENTS. The Successor Plaza Bonds and the Stock Units were redeemed in 1993 out of the proceeds of a refinancing designed to enhance Plaza Associates' liquidity and to position Plaza Associates for a subsequent deleveraging transaction. The 1993 refinancing included (i) the sale by Plaza Funding of $330 million in aggregate principal amount of 10 7/8% Mortgage Notes due 2001 (the "Plaza Notes") and (ii) the sale by Trump AC (known prior to April 17, 1996 as Trump Plaza Holding Associates) of $60 million aggregate principal amount of 12 1/2% Pay-In-Kind Notes due 2003 (the "Plaza PIK Notes") and warrants to acquire an aggregate of $12 million in principal amount of additional Plaza PIK Notes (the "Plaza PIK Note Warrants"). Upon consummation of the refinancing, Plaza Funding held a 1% equity interest in Plaza Associates and Trump Atlantic City Holding, Inc., known prior to April 17, 1996 as Trump Plaza Holding, Inc. ("Trump AC Holding"), held a 99% equity interest.

    THE 1995 AND 1996 EVENTS. In connection with the initial public offering (the "June 1995 Stock Offering") of 10 million shares of THCR Common Stock, THCR Holdings repurchased and redeemed the Plaza PIK Notes and the Plaza PIK Note Warrants. In addition, in connection with the June 1995 Stock Offering and the offering by THCR Holdings and its wholly owned finance subsidiary THCR Funding, of $155 million 15 1/2% Senior Secured Notes due 2005 (the "Senior Notes") (the "June 1995 Note Offering" and, together with the June 1995 Stock Offering, the "June 1995 Offerings"), Trump transferred, pursuant to a contribution agreement, to THCR Holdings his ownership interests in Plaza Funding and Trump AC. Upon the consummation of the June 1995 Offerings, THCR Holdings owned Plaza Associates. In connection with the Taj Acquisition, THCR Holdings became the owner of both Plaza Associates and Taj Associates, the owner and operator of the Taj Mahal, through its ownership interest in Trump AC. As part of the 1996 Offerings, Trump AC and its wholly owned finance subsidiary, Trump Atlantic City Funding, Inc., a Delaware corporation ("Trump AC Funding"), issued the TAC I Notes (as defined).

    THE 1997 EVENTS. In December 1997, Trump AC and Trump Atlantic City Funding II, Inc., a Delaware corporation ("Funding II"), issued the TAC II Notes (as defined) and Trump AC and Trump Atlantic City Funding III, Inc., a Delaware corporation ("Funding III"), issued the TAC III Notes (as defined).

THE TAJ MAHAL

    The Taj Mahal ranked first among all Atlantic City casinos in terms of total gaming revenues for the year ended December 31, 1997. The Taj Mahal capitalizes on the widespread recognition and marquee status of the "Trump" name and its association with high quality amenities and first-class service as evidenced by its "Four Star" Mobil Travel Guide rating. Management believes that the breadth and diversity of the Taj Mahal's casino, entertainment and convention facilities and its status as a "must see" attraction will enable the Taj Mahal to benefit from growth of the Atlantic City market.

    In recent years, Taj Associates has completed construction of the Taj Entertainment Complex (as defined), reconfigured and expanded the casino floor to provide race simulcasting, poker wagering and keno, opened an Asian themed table game area, opened the Bengal Club for mid-level slot players and increased the number of poker tables and slot machines. The Taj Mahal's poker room is the largest in Atlantic City, which management believes adds to its customers' overall gaming experience. Taj Associates continually monitors operations to adapt to and anticipate industry trends. From 1994 to mid-1997, the Taj Mahal refurbished substantially all of its hotel guest rooms and corridors and replaced all of its existing slot machines with new, more efficient machines with bill acceptors. Moreover, to further attract high-end players, the Taj Mahal opened the Dragon Room, an Asian themed table gaming area with 16 table games, and the Sultan's Palace, a separate 5,900 square-foot high-end slot lounge. In connection with the Sultan's Palace, the Taj Mahal opened the relocated and expanded President's Club for high-end slot players.

    The Taj Mahal Expansion consisted of the construction of a new 14-bay bus terminal, which was completed in December 1996, a 2,400 space expansion of the existing self parking facilities, which was completed in May 1997, and an approximately 7,000 square foot casino expansion with approximately 260 slot machines with frontage on The Boardwalk, which was completed in July 1997. In addition, to increase entertainment opportunities for customers, the Hard Rock Cafe opened in November 1996, the All Star Cafe opened in March 1997 and the Stage Deli of New York opened in October 1997. A Warner Brothers Studio Store opened at the Taj Mahal in May 1997.

  THE TAJ MAHAL OPERATIONS

    GENERAL. The Taj Mahal currently has approximately 147,700 square feet of gaming space, 218 table games and 4,136 slot machines, which includes an approximately 12,000 square-foot poker, keno and race simulcasting room with 63 poker tables, which was added in 1993 and expanded in 1994. The casino's offerings include blackjack, progressive blackjack, craps, roulette, baccarat, mini baccarat, sic-bo, pai gow, pai gow poker, Caribbean stud poker, big six, mini big six, mini dice and let it ride poker. In December 1995, the Taj Mahal opened an Asian themed table game area which offers 16 popular Asian table games catering to the Taj Mahal's growing Asian clientele. In May 1996, the Taj Mahal opened the Sultan's Palace, a high-end slot lounge. In August 1996, the Taj Mahal opened the relocated and expanded President's Club for high-end slot players in conjunction with the Sultan's Palace.

    In December 1996, the Taj Mahal opened a new bus terminal with 14 bays. In November 1996, the Hard Rock Cafe opened at the Taj Mahal adjacent to the casino and The Boardwalk. In March 1997, the All Star Cafe opened at the Taj Mahal. A Warner Brothers Studio Store opened in May 1997. An additional simulcasting facility featuring horse racing was completed in June 1997. Construction of an approximately 7,000 square-foot casino expansion with 260 slot machines, with Boardwalk frontage, was completed in July 1997. In October 1997, the Stage Deli of New York opened at the Taj Mahal. In addition, as a special bonus to high-end players, the Taj Mahal offers three clubs for the exclusive use of select customers: the Maharajah Club for high-end table game players, the President's Club for high-end slot players and the Bengal Club for other preferred slot players.

    The Taj Mahal currently consists of a 42-story hotel tower and contiguous low-rise structure sited on approximately 30 acres of land. The Taj Mahal has 1,250 guest rooms (including 242 suites), 18 dining and 12 beverage locations, parking for approximately 6,950 cars, a 14-bay bus terminal and approximately 65,000 square feet of ballroom, meeting room and pre-function area space. In addition, the Taj Mahal features a 20,000 square-foot multi-purpose entertainment complex known as the Xanadu Theater with seating capacity for approximately 1,200 people which can be used as a theater, concert hall, boxing arena or exhibition hall (the "Taj Entertainment Complex") and the Mark Etess Arena, which comprises an approximately 63,000 square-foot exhibition hall and entertainment facility. The Xanadu Theater and Mark Etess Arena have allowed the Taj Mahal to offer longer running, more established productions that cater to the tastes of the Taj Mahal's high-end international guests, and has afforded the Taj Mahal more flexibility in the use of its facilities for sporting and other headline programs. The Taj Mahal regularly engages well-known musicians and entertainment personalities and will continue to emphasize weekend marquee events such as Broadway revues, high visibility sporting events, international festivals and contemporary concerts to maximize casino traffic and to maintain the highest level of glamour and excitement at the Taj Mahal.

    GAMING ENVIRONMENT. The Taj Mahal's management continues to capitalize on the Taj Mahal's status as one of the largest facilities in Atlantic City and a "must see" attraction, while maintaining the attractiveness of the property and providing a comfortable gaming experience. In 1994, the Taj Mahal completed a major redecoration of the hotel lobby, a casino floor expansion and a reconfiguration, as well as the addition of a new mid-level player slot club. The casino floor expansion and reconfiguration accommodated the addition of keno, poker tables and slot machines. In the period 1994 through 1996, the Taj Mahal substantially replaced all of its existing slot machines with new, more efficient machines with bill acceptors. In addition, in June 1993, the Taj Mahal completed a 10,000 square-foot poker and simulcast area (which was subsequently enlarged to 12,000 square feet), which features 63 poker tables in the largest poker room in Atlantic City. For the year ended December 31, 1997, the Taj Mahal captured approximately 45.3% of the total Atlantic City poker revenues. In 1996 and 1997 the Taj Mahal expanded its casino floor by approximately 6,200 and 8,600 square feet, respectively. The 1997 expansion accommodated casino space with Boardwalk frontage and a second horserace simulcasting location.

    The Taj Mahal currently intends to reconfigure its casino floor, subject to approval by the CCC on an ongoing basis, to accommodate changes in patron demand. Management continuously monitors the configuration of the casino floor and the games it offers to patrons with a view towards making changes and improvements. For example, the Taj Mahal's casino floor has clear, large signs for the convenience of patrons. Additionally, as new games have been approved by the CCC, management has integrated such games to the extent it deems appropriate. In 1994, the Taj Mahal introduced the newly approved games of keno and Caribbean stud poker and, in 1995, introduced the games of pai gow, pai gow poker and let it ride poker. Progressive blackjack and mini dice were also added in 1996 and 1997, respectively.

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

    The casino hosts assist patrons on the casino floor, make room and dinner reservations and provide general assistance. They also solicit Trump Card (a player identification card) sign-ups in order to increase the Taj Mahal's marketing base.

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

    CREDIT POLICY. Historically, the Taj Mahal has extended credit on a discretionary basis to certain qualified patrons. For the years ended December 31, 1995, 1996 and 1997, the Taj Mahal's credit play as a percentage of total dollars wagered was approximately 24.5%, 29.7% and 31.2%, respectively. The Taj Mahal bases credit limits on each individual patron's creditworthiness, as determined by an examination of the following criteria: (i) checking each patron's personal checking account for current and average balances, (ii) performing a credit check on each domestic patron and (iii) checking each patron's credit limits and indebtedness at all casinos in the United States as well as many island casinos. The above determination of a patron's continued creditworthiness is performed for continuing patrons on a yearly basis or more frequently if the Taj Mahal deems a re-determination of credit worthiness is necessary. In addition, depositing of markers is regulated by the State of New Jersey. Markers in increments of $1,000 or less are deposited in a maximum of 7 days; markers of increments of $1,001 to $5,000 are deposited in a maximum of 14 days; and markers in increments of over $5,001 are deposited in a maximum of 45 days. Markers may be deposited sooner at the request of patrons or at the Taj Mahal's discretion.

  EMPLOYEES

    Taj Associates has approximately 4,500 full time equivalent employees for the operation of the Taj Mahal, of whom approximately 1,750 employees are covered by collective bargaining agreements. The collective bargaining agreement with Local No. 54 expires on September 15, 1999. Management believes that its relationships with its employees are satisfactory and that its staffing levels are sufficient to provide superior service. Certain of Taj Associates' employees must be licensed or registered under the Casino Control Act.

  TAJ ACQUISITION

    On April 17, 1996, a subsidiary of THCR was merged (the "Taj Merger") with and into Taj Mahal Holding Corp., known after the Taj Acquisition as THCR Holding Corp. ("THCR Holding Corp."). As a result of the Taj Merger and the related transactions discussed below, THCR Holdings acquired Taj Associates. The Taj Acquisition included, among other things:

        (a) the payment of an aggregate of approximately $31,181,000 in cash and the issuance of 323,423 shares of THCR Common Stock to the holders of THCR Holding Corp.'s Class A Common Stock, par value $.01 per share ("THCR Holding Corp. Class A Common Stock");

        (b) the contribution (i) by Trump to Trump AC of all of his direct and indirect ownership interests in Taj Associates, pursuant to the contribution agreement, dated as of April 17, 1996, among, Trump, Trump Casinos, Inc. ("TCI"), TM/GP Corporation, known after the Taj Acquisition as THCR/ LP Corporation ("THCR/LP"), and THCR Holdings in exchange for a modification of Trump's limited partnership interest in THCR Holdings and (ii) by THCR to Trump AC of all of its direct ownership interests in Taj Associates acquired in the Taj Merger;

        (c) the public offerings by (i) THCR of 12,500,000 shares of THCR Common Stock (plus 750,000 shares of THCR issued in connection with the partial exercise of the underwriters' over-allotment option (together, the "1996 Stock Offering")), and (ii) Trump AC and Trump AC Funding of the TAC I Notes (collectively with the 1996 Stock Offering, the "1996 Offerings");

        (d) the redemption, immediately prior to the Taj Merger, of the outstanding shares of THCR Holding Corp.'s Class B Common Stock, par value $.01 per share ("THCR Holding Corp. Class B Common Stock"), in accordance with its terms, for $.50 per share;

        (e) the redemption of the outstanding 11.35% Mortgage Bonds, Series A, due 1999 issued by Trump Taj Mahal Funding, Inc. (the "Taj Bonds");

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

TRUMP MARINA

    Castle Associates owns and operates Trump Marina, a luxury casino hotel located on 14.7 acres in the Marina District approximately two miles from The Boardwalk. Trump Marina is approximately one-quarter mile from the H-Tract. Trump Marina consists of a 27-story hotel tower with 728 rooms, including 185 suites, 99 of which are oversized luxury suites, and contains approximately 75,900 square feet of gaming space. Trump Marina offers 2,198 slot machines, 91 table games, 8 restaurants, approximately 58,000 square feet of convention, ballroom and meeting space, a 9-story parking garage, which can accommodate approximately 3,000 cars, a 540-seat cabaret theater, two cocktail lounges, a swimming pool, tennis courts, a health club and a roof-top helipad. In addition, Trump Marina operates a 645-slip marina which is adjacent to the casino hotel. An elevated enclosed walkway connects Trump Marina to a two-story building which contains offices, a nautically themed retail store, a cocktail lounge and a 240-seat gourmet restaurant that overlooks the marina and the Atlantic City skyline. As a result of its high quality amenities, its exceptional customer service and its geographical location, Trump Marina distinguishes itself as a desirable alternative to the Atlantic City casinos located on The Boardwalk.

  MARKETING STRATEGY

    Management's recent retheming of Trump Marina is intended to build upon the casino's established customer base by attracting a younger crowd to the facility. In keeping with this initiative, management has aimed to differentiate Trump Marina from other Atlantic City casinos by offering contemporary entertainment attractions and introducing its current "Wild Side" marketing campaign. The "Wild Side" marketing program consists of a coordinated advertising, entertainment and marketing campaign that is geared toward a younger generation of patrons but will not exclude Trump Marina's established customer base. Management, which developed the "Wild Side" marketing program after careful study of the Atlantic City market, seeks to accomplish its goals via an advertising campaign with a fun and youthful appeal, as well as providing varied and extensive contemporary entertainment in the Grand Cayman Ballroom, "The Shell" (a cabaret style theater), "The Wave" (a night club), "The Deck" (for outdoor summertime entertainment) and large outdoor performances billed as "Rock the Dock" concerts.

    SERVICE. By providing and maintaining a first-class facility and exceptional service, Trump Marina has earned both the American Automobile Association's "Four Diamond" and a "Four Star" Mobil Travel Guide rating. Trump Marina provides a broadly diversified gaming and entertainment experience consistent with the "Trump" name and reputation for quality amenities and first-class service.

    GAMING ENVIRONMENT. To stay abreast of current gaming trends in Atlantic City, Trump Marina's management continuously monitors the configuration of the casino floor and the games it offers to patrons with a view towards making changes and improvements. A sophisticated computerized slot tracking and marketing system is employed to perform this analysis. This monitoring has confirmed a recent trend in the Atlantic City market towards fewer table games and more slot machines. For example, slot machine revenue for the Atlantic City market increased from 54.6% of the industry gaming revenue in 1988 to 70.4% of industry gaming revenue in 1997. Trump Marina experienced a similar increase, with slot revenue increasing from 52.5% of gaming revenue in 1988 to 70.1% of gaming revenue in 1997. In response to this trend, management devoted more of its casino floor space to slot machines and between 1994 and 1997 and has replaced substantially all of its slot machines with newer machines. Trump Marina has also responded to this trend by introducing its Monte Carlo club for high-end slot players.

    "COMPING" STRATEGY. In order to compete effectively with other Atlantic City casino hotels, Trump Marina offers complimentaries primarily to patrons with a demonstrated propensity for gaming at Trump Marina. The policy at Trump Marina is to focus promotional activities, including complimentaries, on middle and upper middle market "drive-in" patrons who visit Atlantic City frequently and have proven to be the most profitable market segment.

    ENTERTAINMENT AND SPECIAL EVENTS. Trump Marina pursues a coordinated program of headline entertainment and special events. Trump Marina offers headline entertainment approximately twenty times a year in its main ballroom, complimented by contemporary acts each weekend in the cabaret theater. As a part of its marketing plan, Trump Marina offers special events aimed at its core, middle and upper-middle market segments. Trump Marina also hosts special events on an invitation-only basis in an effort to attract existing targeted gaming patrons and build loyalty among these patrons. These special events include golf tournaments, theme parties and gaming tournaments. Headline entertainment is scheduled so as not to overlap with any of these special events. In addition, as part of its "Wild Side" marketing campaign, Trump Marina features outdoor bands nightly (in season) as well as outdoor concerts promoted under the "Rock the Dock" theme. Recent performers have included The Wallflowers and comedian Chris Rock.

    PLAYER DEVELOPMENT AND CASINO HOSTS. Trump Marina has contracts with sales representatives in New Jersey, New York and other states to promote the casino hotel. Trump Marina has sought to attract more middle market slot patrons, as well as premium players, through its "junket" marketing operations, which involve attracting groups of patrons by providing airfare, gifts and room accommodations. Player development personnel host special events, offer incentives and contact patrons directly in an effort to attract high-limit table game patrons.

    The casino hosts at Trump Marina assist table game patrons, and the slot sales representatives at Trump Marina assist slot patrons on the casino floor, make room and dinner reservations and provide general assistance. Slot sales representatives also solicit Marina Card (the frequent player identification slot card) sign-ups in order to increase Trump Marina's marketing base.

    PROMOTIONAL ACTIVITIES. The Marina Card constitutes a key element in the direct marketing program of Trump Marina. Slot machine players are encouraged to register for and utilize their personalized Marina Card to earn various complimentaries based upon their level of play. The Marina Card is inserted during play into a card reader attached to the slot machine for use in computerized rating systems. These computer systems record data about the cardholder, including playing preferences, frequency and denomination of play and the amount of gaming revenues produced. Slot sales and management personnel are able to monitor the identity and location of the cardholder and the frequency and denomination of the cardholder's slot play. They also use this information to provide attentive service to the cardholder on the casino floor.

    Trump Marina designs promotional offers, conveyed via direct mail and telemarketing, to patrons expected to provide revenues based upon their historical gaming patterns. Such information is gathered on slot wagering by the Marina Card and on table wagering by the casino games supervisor. Trump Marina conducts slot machine and table game tournaments in which cash prizes are offered to a select group of players invited to participate in the tournament based upon their tendency to play. Such players tend to play at their own expense during "off-hours" of the tournament. At times, tournament players are also offered special dining and entertainment privileges that encourage them to remain at Trump Marina.

    CREDIT POLICY. Historically, Trump Marina has extended credit on a discretionary basis to certain qualified patrons. Credit play, as a percentage of total dollars wagered, was approximately 32.4%, 31.4% and 30.0% for 1997, 1996 and 1995, respectively. As part of Trump Marina's business strategy, Trump Marina has imposed stricter standards on applications for new or additional credit. Trump Marina bases credit limits on each individual patron's creditworthiness, as determined by an examination of the following criteria: (i) checking each patron's personal checking account for current and average balances, (ii) performing a credit check on each domestic patron and (iii) checking each patron's credit limits and indebtedness at all casinos in the United States as well as many island casinos. The above determination of a patron's continued creditworthiness is performed for continuing patrons on a yearly basis or more frequently if Trump Marina deems a re-determination of credit worthiness is necessary. In addition, depositing of markers is regulated by the State of New Jersey. Markers in increments of $1,000 or less are deposited in a maximum of 7 days; markers of increments of $1,001 to $5,000 are deposited in a maximum of 14 days; and markers in increments of over $5,001 are deposited in a maximum of 45 days. Markers may be deposited sooner at the request of patrons or at Trump Marina's discretion.

    BUS PROGRAM. Trump Marina has a bus program which transports approximately 700 gaming patrons per day during the week and 650 per day on the weekends. Castle Associates' bus program offers incentives and discounts to certain scheduled and chartered bus customers. Based on historical surveys, management has determined that gaming patrons who arrive by special charters as opposed to scheduled bus lines or who travel distances greater than 60 miles are more likely to create higher gaming revenue. Accordingly, Trump Marina's marketing efforts are focused on such bus patrons.

  TRUMP MARINA EXPANSION

    In 1997, Trump Marina completed a project to retheme the casino hotel with a nautical emphasis, targeting younger customers by offering contemporary entertainment attractions and emphasizing Trump Marina's energetic, lively atmosphere. In connection with this retheming, Trump Marina has developed an expansion plan which would substantially increase the size of its facilities. This plan includes the addition of a new hotel tower with 780 rooms and suites, a 17,000 square foot expansion of the existing casino and a 430 foot luxury yacht located in the marina, which would be physically connected to the main casino and would feature 40,000 square feet of casino space. Management believes that this proposed expansion could be completed at a minimum cost as Trump Marina was designed to accommodate additional development with a minimal disruption to existing operations.

    The Trump Marina Expansion is dependent upon a number of factors, including the availability and terms of financing and the consent of Castle Associates' debtholders to the incurrence of additional indebtedness. The Trump Marina Expansion will also require various licenses and approvals, including the approval of the CCC. Furthermore, the Casino Control Act requires that additional guest rooms be put into service within a specified time period after any such casino expansion. If Castle Associates completed any casino expansion and subsequently did not complete the requisite number of additional guest rooms within the specified time period, Castle Associates may be required to close all or a portion of the expanded casino in order to comply with regulatory requirements, which could have a material adverse effect on Castle Associates. In addition, in order to operate the additional casino space contemplated by the Trump Marina Expansion, Castle Associates must obtain, among other regulatory approvals, the determination of the CCC that the operation of this additional casino space by Castle Associates will not constitute undue economic concentration of Atlantic City casino operations. There can be no assurance that Castle Associates will be able to obtain all the necessary financing, consents, licenses and regulatory approvals to complete the Trump Marina Expansion.

  EMPLOYEES AND LABOR RELATIONS

    As of December 31, 1997, Castle Associates employed approximately 2,550 full-time equivalent employees, of whom approximately 1,100 were subject to collective bargaining agreements. Castle Associates' collective bargaining agreement with Local No. 54 expires on September 15, 1999. Such agreement extends to approximately 900 employees. In addition, four other collective bargaining agreements, which expire in the year 2000, cover approximately 200 maintenance employees. Castle Associates believes that its relationships with its employees are satisfactory. Castle Funding (as defined) has no employees.

    Certain employees of Castle Associates must be licensed by or registered with the CCC, depending on the nature of the position held. Casino employees are subject to more stringent licensing requirements than non-casino employees, and must meet applicable standards pertaining to such matters as financial responsibility, good character, ability, casino training, experience and New Jersey residency. Such regulations have resulted in significant competition for employees who meet these requirements.

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

    1992 AND 1993 RECAPITALIZATIONS. On May 29, 1992, Trump's Castle Hotel & Casino, Inc. ("TCHI"), Castle Funding and Castle Associates restructured their indebtedness through a prepackaged plan of reorganization to alleviate certain liquidity problems (attributable, in part, to the overall deterioration in the Atlantic City Market experienced prior to such time, aggravated by an economic recession in the Northeast and the Persian Gulf War), to improve the amortization schedule and to extend the maturity of Castle Associates' indebtedness. In December 1993, Castle Associates, Castle Funding and certain affiliated entities completed a recapitalization of their debt and equity capitalization (the "Castle Recapitalization"). The purpose of the Castle Recapitalization was (i) to improve the debt capitalization of Castle Associates and, initially, to decrease its cash charges, (ii) to provide the holders of the Units (comprised of $1,000 principal amount of Castle Funding's 9 1/2% Mortgage Bonds due 1998 and one share of Trump Casinos II, Inc.'s ("TCI-II") common stock (the "Units")), who participated in the exchange offer in connection with the Castle Recapitalization with a cash payment of $6.19 and securities having a combined principal amount of $905 for each Unit and (iii) to provide Trump with beneficial ownership of 100% of the common equity interests in Castle Associates (subject to the rights of holders of the certain warrants (the "Castle Warrants") of TCHI).

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

    PIK NOTE ACQUISITION. On June 23, 1995, Castle Associates entered into an agreement with Hamilton Partners, L.P. ("Hamilton") which granted Castle Associates an option (the "Castle Option") to acquire the Castle PIK Notes owned by Hamilton (the "Castle Option Agreement"). The Castle Option was granted to Castle Associates in consideration of $1.9 million of aggregate payments to Hamilton. The Castle Option was exercisable at a price equal to 60% of the aggregate principal amount of the Castle PIK Notes delivered by Hamilton, with accrued but unpaid interest, plus 100% of the Castle PIK Notes issued to Hamilton as interest subsequent to June 23, 1995. Pursuant to the terms of the Castle Option Agreement, upon the occurrence of certain events within 18 months of the time the Castle Option is exercised, Castle Associates was required to make an additional payment to Hamilton of up to 40% of the principal amount of the Castle PIK Notes. On May 21, 1996, Castle Associates assigned the Castle Option to THCR Holdings, which, on that same date, exercised the Castle Option and acquired approximately 90% of the then outstanding Castle PIK Notes for approximately $38.7 million, in exchange for which THCR Holdings received an aggregate of approximately $59.3 million principal amount of Castle PIK Notes.

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

        (ii) TCI-II contributed to THCR Holdings its 37.5% equity interest in Castle Associates in consideration of which it received a 5.81009% limited partnership interest in THCR Holdings, exchangeable into 2,211,250 shares of THCR Common Stock (valuing each such share at the THCR Stock Contribution Value); and

       (iii) THCR-TCHI Merger Corp., a Delaware corporation and a wholly owned subsidiary of THCR Holdings ("Castle Merger Sub"), merged (the "TCHI Merger") with and into TCHI (holder of a 1% equity interest in Castle Associates) whereupon (x) each share of common stock of TCHI, par value $.01 per share (the "TCHI Common Stock"), outstanding immediately prior to the TCHI Merger was converted into the right to receive $.8845 in cash (the "TCHI Consideration") and each share of common stock of Castle Merger Sub was converted into the right to receive one share of common stock of the surviving corporation of the TCHI Merger and (y) each holder of the Castle Warrants issued under a warrant agreement, dated as of December 30, 1993, between TCHI and First Bank National Association, as warrant agent, became entitled to receive, for each former share of TCHI Common Stock for which each Castle Warrant was exercisable, an amount in cash equal to the TCHI Consideration.

    In the aggregate, Trump received (i) a limited partnership interest in THCR Holdings convertible into 5,837,700 shares of THCR Common Stock and (ii) $884,550 in cash. On October 7, 1996, the closing sale price of the THCR Common Stock on the New York Stock Exchange was $22.625 per share.

    As a result of the Castle Acquisition, on October 7, 1996, THCR's and Trump's beneficial equity interest in THCR Holdings was approximately 63.4% and 36.6%, respectively, and Trump's beneficial equity interest in THCR Holdings was exchangeable into 13,918,723 shares of THCR Common Stock. The Castle Acquisition was approved by the stockholders of THCR on September 30, 1996.

INDIANA RIVERBOAT

    The Indiana Riverboat features an approximately 280-foot luxury yacht containing approximately 37,000 square feet of gaming space with 1,393 slot machines, 59 table games and capacity for approximately 2,690 passengers and 300 employees. The site adjacent to the Indiana Riverboat includes surface parking for approximately 3,000 automobiles and certain other infrastructure improvements. The cost to THCR for the development of the Indiana Riverboat, which includes the land, the vessel, gaming equipment, a pavilion for staging and ticketing and restaurant facilities, berthing and support facilities and parking facilities, was $96 million through the opening on June 8, 1996. During Trump Indiana's initial five-year license term, an additional $57 million of funds (consisting of approximately $40 million for the construction of a hotel and other amenities and $17 million for infrastructure improvements and other municipal uses) will be required to be spent in connection with the Indiana Riverboat facility and related commitments, including commitments required in connection with the licensure process. The sources of the initial $96 million included: $62 million from the proceeds of the June 1995 Offerings and the 1996 Offerings (as defined), $17.5 million from vessel financing, $14.2 million from equipment financing (including approximately $9 million for slot machines) and $1.9 million from operating leases. The remaining $57 million required to be spent over the initial five-year license term is expected to be funded with cash from operations, a $13 million hotel construction loan, proceeds from the 1996 Offerings or other available financings.

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

    THCR focuses its marketing efforts for the Indiana Riverboat on the middle market, which makes up the majority of the gaming population in the 200-mile radius of Buffington Harbor, encompassing portions of the states of Indiana, Illinois, Michigan, Ohio and Wisconsin (the "Great Lakes Market"). The middle market constitutes a broad segment of casino patrons who come to a casino for exciting recreation and entertainment and who typically wager less, on an individual basis, than high-end patrons. Through the use of the "Trump" name and systematic marketing programs, THCR has been attracting this middle market customer.

    The operation of a gaming riverboat in Indiana is subject to Indiana's Riverboat Gambling Act (the "Riverboat Gambling Act") and the administrative rules promulgated thereunder. Under the Riverboat Gambling Act, all games typically available in Atlantic City casinos are permitted on the Indiana Riverboat. The riverboat casinos in Indiana are permitted to stay open 21 hours per day, 365 days per year and to extend credit and accept credit charge cards with no loss or wagering limits.

    In June 1996, the Indiana Gaming Commission (the "IGC") granted Trump Indiana a riverboat owner's license for the ownership and operation of a gaming vessel at Buffington Harbor, which must be renewed by June 2001.

    On June 30, 1995, Trump Indiana acquired, pursuant to the Agreement of Sale with Lehigh Portland Cement Company ("Lehigh"), dated May 10, 1995 (the "Site Sale Agreement"), approximately 88 acres of land at Buffington Harbor (the "Buffington Harbor Site") for $13.5 million. Pursuant to an agreement between Lehigh and Trump Indiana, Lehigh granted Trump Indiana a lease for a term of up to ten years for the use of the harbor and certain of Lehigh's property adjacent to the Buffington Harbor site for the docking of the Indiana Riverboat vessel. No lease payments were due to Lehigh during the first 30 months of the lease. Pursuant to the Harbor Lease Agreement, Lehigh is entitled to receive lease payments in the amount of $125,000 per month for the use of the property during the remaining term of the lease, if the use continues beyond the initial 30 month period. The initial period has expired and the lease payments are currently being paid to Lehigh. Trump Indiana contributed the Buffington Harbor Site and its rights under the Harbor Lease Agreement to BHR in connection with the formation of BHR. Pursuant to the BHR Agreement, BHR will own, develop and operate all common land-based and waterside operations in support of Trump Indiana's and Barden's separate riverboat casinos at Buffington Harbor. Trump Indiana and Barden are each equally responsible for the development and the operating expenses of BHR.

    Trump Indiana entered into a "Development Agreement" with the City, dated as of May 1, 1996, which memorialized the commitments made by Trump Indiana to the City during the licensing process. The Development Agreement sets forth the scope and timing of the capital expenditures committed to be made by Trump Indiana during the initial five-year term of its riverboat owner's license, Trump Indiana's agreement to pay to the City four (4%) percent of Trump Indiana's annual adjusted gross receipts and Trump Indiana's commitment regarding the employment of women and racial minorities and the utilization of union labor and local vendors. The Development Agreement also provides for certain monetary penalties in the event Trump Indiana elects to abandon the Buffington Harbor Site within the first four years of gaming operations. In addition, the Development Agreement includes provisions regarding the

"Trump Indiana Foundation," a private foundation established by Trump Indiana for charitable purposes primarily within the City and Lake County, Indiana. As of December 31, 1996, Trump Indiana funded an initial $1.0 million to the Trump Indiana Foundation. In addition, Trump Indiana is required to make annual contributions of $100,000 to the Trump Indiana Foundation for the remaining four years of the Development Agreement. The 1997 contribution was made as of December 31, 1997.

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

    The obligations of the THCR Obligors under the Senior Note Indenture are secured by (1) an assignment and pledge to the Trustee under the Senior Note Indenture (the "Senior Note Trustee") of (a) 100% of the general partnership interests in Plaza Associates, (b) 100% of the capital stock of Plaza Funding,
(c) 100% of the general partnership interests in Taj Associates, (d) 100% of the membership interests in Trump Communications, (e) 100% of the capital stock of TACC, which owns a 1% general partnership interest in Plaza Associates, a 1% general partnership interest in Taj Associates and a 1% membership interest in Trump Communications, (f) 100% of the membership interests in TCS, which owns a 99% membership interest in Trump Communications, (g) 100% of the capital stock of Trump AC

Funding, (h) 100% of the general partnership interests in Trump AC, which owns 1% of the capital stock of TACC, 99% of the membership interests of TCS, a 99% general partnership interest in Taj Associates, a 99% general partnership interest in Plaza Associates and 100% of the capital stock of Trump AC Funding,
(i) 100% of the capital stock of Trump AC Holding, a direct wholly owned subsidiary of THCR Holdings which owns a 1% general partnership interest in Trump AC, (j) 100% of the capital stock of Trump Indiana, (k) 100% of the capital stock of THCR Funding, (l) 100% of the partnership interests in Castle Associates, (m) 100% of the capital stock of TCHI, which owns a 1% general partnership interest in Castle Associates, (n) other equity interests issued from time to time by THCR Holdings or any of its Subsidiaries (as defined in the Senior Note Indenture), (o) the Castle PIK Notes held by THCR Holdings and (p) promissory notes issued by THCR Holdings or any of its subsidiaries, excluding Unrestricted Subsidiaries (as defined in the Senior Note Indenture), from time to time directly owned or acquired by THCR Holdings; and (2) certain proceeds from time to time received, receivable or otherwise distributed in respect of the assets described in clause (1) above (collectively, the "Senior Note Collateral"). The security interests in the Senior Note Collateral are first priority security interests and are exclusive. Any equity interests in Subsidiaries of THCR Holdings which are acquired by THCR Holdings will be assigned and pledged to the Senior Note Trustee and the security interests granted in such equity interests will be exclusive, first priority security interests.

    TAC I NOTES. As a part of the Taj Acquisition, Trump AC and Trump AC Funding issued in an underwritten offering $1,200,000,000 aggregate principal amount of Mortgage Notes which mature on May 1, 2006 (the "TAC I Notes"). The TAC I Notes include restrictive covenants prohibiting or limiting, among other things, the sale of assets, the making of acquisitions and other investments, capital expenditures, the incurrence of additional debt and liens and the payment of dividends and distributions. Non-compliance could result in the acceleration of such indebtedness.

    TAC II NOTES. In December 1997, Trump AC and Funding II issued in a private offering, exempt from registration under the Securities Act, $75,000,000 principal amount of Mortgage Notes which mature on May 1, 2006 (the "TAC II Notes"). The TAC II Notes include restrictive covenants prohibiting or limiting, among other things, the sale of assets, the making of acquisitions and other investments, capital expenditures, the incurrence of additional debt and liens and the payment of dividends and distributions. Non-compliance could result in the acceleration of such indebtedness.

    TAC III NOTES. In December 1997, Trump AC and Funding III issued in a private offering, exempt from registration under the Securities Act, $25,000,000 principal amount of the Mortgage Notes which mature on May 1, 2006 (the "TAC III Notes"). The TAC III Notes include restrictive covenants prohibiting or limiting, among other things, the sale of assets, the making of acquisitions and other investments, capital expenditures, the incurrence of additional debt and liens and the payment of dividends and distributions. Non-compliance could result in the acceleration of such indebtedness.

    PLAZA NOTES. The Plaza Notes were retired in connection with the Taj Acquisition. The Plaza Notes were issued by Plaza Funding, with Plaza Associates providing a full and unconditional guaranty thereof. The Plaza Notes were retired through repurchase and defeasance and Plaza Funding and Plaza Associates were released from their obligations under all financial and negative covenants and certain other provisions contained in the indenture under which the Plaza Notes were issued (the "Plaza Note Indenture"), and the Plaza Note Security (as defined in the Plaza Note Indenture) was released against the deposit of cash or U.S. government obligations in an amount sufficient to effect the redemption on June 15, 1998 of all of the Plaza Notes so defeased, at a redemption price of 105% of the principal amount thereof, together with accrued and unpaid interest to such date.

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

    The Castle Mortgage Notes are secured by a promissory note of Castle Associates to Castle Funding (the "Castle Partnership Note") in an amount and with payment terms necessary to service the Castle Mortgage Notes. The Castle Partnership Note is secured by a mortgage on Trump Marina and substantially all of the other assets of Castle Associates. The Castle Partnership Note has been assigned by Castle Funding to the trustee of the indenture under which the Castle Mortgage Notes were issued to secure the repayment of the Castle Mortgage Notes. In addition, Castle Associates has guaranteed the payment of the Castle Mortgage Notes (the "Castle Guaranty"), which is secured by a mortgage on Trump Marina and substantially all of the assets of Castle Associates. The Castle Partnership Note and the Castle Guaranty are expressly subordinated to the indebtedness of the Castle Senior Notes (as defined) and the Castle Term Loan described below (collectively, the "Senior Indebtedness") and the liens of the mortgages securing the Castle Partnership Note and the Castle Guaranty are subordinate to the liens securing the Senior Indebtedness.

    The Castle PIK Notes bear interest payable, at Castle Funding's option in whole or in part in cash and through the issuance of additional Castle PIK Notes, semi-annually at the rate of 7% through September 30, 1994 and 13 7/8% through November 15, 2003. After November 15, 2003, interest on the Castle PIK Notes is payable in cash at the rate of 13 7/8%. The Castle PIK Notes mature on November 15, 2005. The Castle PIK Notes may be redeemed at Castle Funding's option at 100% of the principal amount under certain conditions, as described in the indenture governing the Castle PIK Notes, and are required to be redeemed from a specified percentage of any equity offering which includes Castle Associates. Interest has been accrued using the effective interest method. On May 15, 1997 and November 15, 1997, the semi-annual interest payments of $4,908,000 and $5,248,000, respectively, were paid by the issuance of additional Castle PIK Notes.

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

    Castle Funding's Senior Notes bear interest, payable semi-annually in cash, at 11 1/2% and mature on November 15, 2000 (the "Castle Senior Notes" and together with the Castle Mortgage Notes and Castle PIK Notes, the "Castle Notes"). Similar to the Castle Mortgage Notes, the Castle Senior Notes are secured by an assignment of a promissory note of the Partnership (the "Senior Castle Partnership Note") which is in turn secured by a mortgage on Trump Marina and substantially all of the other assets of Castle Associates. In addition, Castle Associates has guaranteed (the "Castle Senior Guaranty") the payment of the Castle Senior Notes, which Castle Senior Guaranty is secured by a mortgage on Trump Marina and substantially all of the assets of Castle Associates. The Castle Senior Partnership Note and the Castle Senior Guaranty are subordinated to the Castle Term Loan described below.

    The Castle Senior Notes are subject to an approximately $4.0 million sinking fund payment due on each of May 31, 1998 and May 31, 1999. Castle Associates is currently in negotiations regarding the refinancing of the Castle Senior Notes.

    Castle Associates also has the Castle Term Loan with an outstanding principal balance of $32,933,000 at December 31, 1997. The Castle Term Loan has a maturity date of May 28, 2000. Interest is at a rate of 3% above the bank's prime rate, which was 11 1/2% at December 31, 1997, but in no event can be less than

9% per annum. The outstanding principal amount of the Castle Term Loan is being repaid at $158,000 per month through May 28, 2000, at which time the entire outstanding principal balance will be due. The Castle Term Loan is secured by a mortgage lien on Trump Marina and substantially all of the other assets of Castle Associates. The lien is senior to the liens securing the Castle Mortgage Notes and the Castle Senior Notes. In addition, Castle Funding has guaranteed the payment of the Castle Term Loan.

    The terms of Castle Term Loan, the Castle Mortgage Notes, the Castle PIK Notes and the Castle Senior Notes include limitations on the amount of additional indebtedness Castle Associates may incur, distributions of Castle Associates capital, investments and other business activities.

    OTHER INDEBTEDNESS. In addition to the foregoing, THCR's consolidated long-term indebtedness includes approximately $53.2 million of indebtedness as of December 31, 1997.

ATLANTIC CITY MARKET

    The Atlantic City market has demonstrated continued growth despite the recent proliferation of new gaming venues across the country. The 12 casino hotels in Atlantic City generated approximately $3.91 billion in gaming revenues in 1997, an approximately 2.1% increase over 1996 gaming revenues of approximately $3.83 billion. From 1992 to 1997, total gaming revenues in Atlantic City have increased approximately 21.4%, while hotel rooms increased by 25.5% during that period. Although total visitor volume to Atlantic City remained relatively constant in 1997, the volume of bus customers dropped to 9.4 million in 1997, continuing a decline from 11.7 million in 1991. The volume of customers traveling by other means to Atlantic City has grown from 20.4 million in 1992 to 34.3 million in 1997.

    Casino revenue growth in Atlantic City has lagged behind that of other traditional gaming markets, principally Las Vegas, for the last five years. Management believes that this relatively slower growth is primarily attributable to two key factors. First, there were no significant additions to hotel capacity in Atlantic City until 1996. Las Vegas visitor volumes have increased, in part, due to the continued addition of new hotel capacity. Both markets have exhibited a strong correlation between hotel room inventory and total casino revenues. Secondly, the regulatory environment and infrastructure problems in Atlantic City have made it more difficult and costly to operate. Total regulatory costs and tax levies in New Jersey have exceeded those in Nevada since inception, and there is generally a higher level of regulatory oversight in New Jersey than in Nevada. The infrastructure problems, manifested by impaired accessibility of the casinos, downtown Atlantic City congestion and the condition of the areas surrounding the casinos have made Atlantic City less attractive to the gaming customer.

    Total Atlantic City slot revenues increased 3.6% in 1997, continuing a trend of increases over the past five years. From 1992 through 1997, slot revenue growth in Atlantic City has averaged 5.2% per year. Total table game revenue did not increase in 1997, while table game revenue from 1992 to 1997 has increased on average 0.8% per year. Management believes the slow growth in table revenue is primarily attributable to two factors. First, the slot product has been significantly improved over the last five years. Bill acceptors, new slot machines, video poker and blackjack and other improvements have increased the popularity of slot play among a wider universe of casino patrons. Casino operators in Atlantic City have added slot machines in favor of table games due to increased public acceptance of slot play and due to slot machines' comparatively higher profitability as a result of lower labor and support costs. Since 1992, the number of slot machines in Atlantic City has increased 54%, while the number of table games has increased by 12.6%. Slot revenues increased from 66% of total casino revenues in 1992 to 70% in 1997. The second reason for historic slow growth in table revenue is that table game players are typically higher end players and are more likely to be interested in overnight stays and other amenities. During peak season and weekends, room availability in Atlantic City is currently inadequate to meet demand, making it difficult for casino operators to aggressively promote table play.

    The regulatory environment in Atlantic City has improved over the past several years. Most significantly, 24-hour gaming has been approved, poker and keno have been added and regulatory burdens have been reduced. In particular, comprehensive amendments to New Jersey gaming laws were made in January 1995, which have eliminated duplicative regulatory oversight and channeled operator's funds from regulatory support into uses of the New Jersey Casino Reinvestment Development Authority (the "CRDA"). Administrative costs of regulation will be reduced while increasing funds will be available for new development. In addition, in 1994, legislation was enacted which eliminated the requirement that a casino consist of a "single room" in a casino hotel. A casino may now consist of "one or more locations or rooms" approved by the CCC for casino gaming.

    Atlantic City's new convention center, with approximately 500,000 square feet of exhibit and pre-function space, 45 meeting rooms, food-service facilities and a 1,600-car underground parking garage, is the largest exhibition space between New York City and Washington, D.C. It is located at the base of the Atlantic City Expressway and opened in May 1997. The old convention center, built in the late 1920s and located on The Boardwalk, will receive an approximately $50 million facelift following the opening of the new convention center and will continue to be used for special events. The State of New Jersey has commenced a long-term capital plan to upgrade and expand the Atlantic City International Airport. To date, approximately $18 million has been spent on renovation of the airport terminal and upgrades of the airport's access roads and parking facilities.

    In addition to the planned casino expansions, major infrastructure improvements have begun. The CRDA is currently overseeing the development of the $88 million "Grand Boulevard" corridor that will link the new convention center with The Boardwalk. The project has been substantially completed as of December 31, 1997.

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

COMPETITION

    ATLANTIC CITY. Competition in the Atlantic City Market is intense. Trump Plaza, the Taj Mahal and Trump Marina (the "Atlantic City Properties") compete with other casino hotels located in Atlantic City and with each other. At present, there are 12 casino hotels located in Atlantic City, including the Atlantic City Properties, all of which compete for patrons. In addition, there are several sites on The Boardwalk and in the Marina District on which casino hotels could be built in the future and various applications for casino licenses have been filed and announcements with respect thereto made from time to time (including a casino resort by Mirage to be built in the Marina District and a casino resort by MGM Grand, Inc. to be built on The Boardwalk), although management is not aware of any current construction on such sites by third parties. Substantial new expansion and development activity has recently been completed or has been announced in Atlantic City, including the expansion at Harrah's, Hilton, Caesar's, Resorts, Tropicana and Bally's Wild West Casino, which intensifies competitive pressures in the Atlantic City Market. While management believes that the addition of hotel capacity would be beneficial to the Atlantic City Market generally, there can be no assurance that such expansion would not be materially disadvantageous to the Atlantic City Properties. There also can be no assurance that the Atlantic City development projects which are planned or are underway will be completed.

    Total Atlantic City gaming revenues have increased over the past five years, although at varying rates. In 1993, nine casinos experienced increased gaming revenues compared to 1992 (including the Taj Mahal), while three casinos (including Trump Plaza) experienced decreased revenues. In 1994, ten casinos experienced increased gaming revenues compared to 1993 (including the Taj Mahal), while two casinos

(including Trump Plaza) experienced decreased revenues. During 1995, all 12 casinos experienced increased gaming revenues compared to 1994. During 1996, six casinos (including Trump Plaza and the Taj Mahal) experienced increased gaming revenues compared to 1995, while six casinos experienced decreased revenues. In 1997, eight casinos (including Trump Plaza and the Taj Mahal) experienced increased gaming revenues compared to 1996, while four casinos experienced decreased revenues.

    In 1992, the Atlantic City casino industry experienced an increase of 6.9% in gaming revenues per square foot from 1991. Gaming revenues per square foot increased by 1.4% for 1993 (excluding poker and race simulcast rooms, which were introduced for the first time in such year), compared to 1992. In 1994, gaming revenues per square foot decreased 2.5% (or 4.5% including square footage devoted to poker, keno and race simulcasting). The 1994 decline was due, in part, to the increase in casino floor space in Atlantic City as a result of expansion of a number of casinos and to the severe weather conditions which affected the Northeast during the winter of 1994. Between April 30, 1993 and December 31, 1995, many operators in Atlantic City expanded their facilities in anticipation of and in connection with the June 1993 legalization of simulcasting and poker, increasing total gaming square footage by approximately 181,200 square feet (23.3%) of which approximately 83,700 square feet is currently devoted to poker, keno and race simulcasting. During this same period, 172 poker tables and 5,500 slot machines were added. During 1996, a total of approximately 65,870 square feet of casino floor space was added, an increase of 47.2%, including Trump World's Fair's 49,193 square feet. Slot machines increased by approximately 1,911 units during 1996 and table games increased by approximately 44 units during 1996, of which Trump World's Fair accounted for 1,518 units and 16 units, respectively. During 1997, a total of approximately 51,870 square feet of casino floor space was added. Slot machines increased by approximately 2,153 units and table games increased by approximately 82 units during 1997.

    The Atlantic City Properties also compete, or will compete, with facilities in the northeastern and mid-Atlantic regions of the United States at which casino gaming or other forms of wagering are currently, or in the future may be, authorized. To a lesser extent, the Atlantic City Properties face competition from gaming facilities nationwide, including land-based, cruise line, riverboat and dockside casinos located in Colorado, Illinois, Indiana, Iowa, Louisiana, Mississippi, Missouri, Nevada, South Dakota, Ontario (Windsor and Niagara Falls), the Bahamas, Puerto Rico and other locations inside and outside the United States, and from other forms of legalized gaming in New Jersey and in its surrounding states such as lotteries, horse racing (including off-track betting), jai alai, bingo and dog racing, and from illegal wagering of various types. New or expanded operations by other persons can be expected to increase competition and could result in the saturation of certain gaming markets. In September 1995, New York introduced a keno lottery game, which is played on video terminals that have been set up in approximately 1,800 bars, restaurants and bowling alleys across the state. In December 1996, Bay Cruises began operation of a gambling cruise ship where patrons are taken from a pier in Sheepshead Bay in Brooklyn, New York to international waters to gamble. Bay Cruises temporarily ceased operations pending the outcome of its appeal of a federal prosecutor's ruling that the ships must travel 12, rather than 3, miles offshore to reach international waters. On December 2, 1997, a federal judge overruled the prosecutor's ruling, and Bay Cruises announced plans to resume operations. In September 1997, another gambling cruise ship was launched off the coast of Montauk, New York. On January 28, 1998, Manhattan Cruises began offering nightly gambling cruises departing from Manhattan, New York City and five other companies are currently seeking permission to operate similar cruises. On December 5, 1997, the mayor of New York City proposed the construction of a casino on Governors Island, located in the middle of New York Harbor; however the proposal would require an amendment to the New York State Constitution and the sale of the island to New York by the federal government. In Delaware, a total of approximately 2,000 slot machines were installed at 3 horse tracks in 1996, and track owners in several other states are seeking to do the same. In December 1996, the temporary Casino Niagara opened in Niagara Falls, Ontario. Ontario officials expect that two-thirds of Casino Niagara's patrons will come from the United States, predominantly from western New York. In February 1998, the Ontario Casino Commission designated a consortium whose principal investor is Hyatt Hotels Corporation ("Hyatt") as the preferred developer of the permanent Casino Niagara.

    In addition to competing with other casino hotels in Atlantic City and elsewhere, by virtue of their proximity to each other and the common aspects of certain of their respective marketing efforts, including the common use of the "Trump" name, the Atlantic City Properties compete directly with each other for gaming patrons.

    INDIANA. The Indiana Riverboat competes primarily with riverboats and other casinos in the northern Indiana suburban and Chicago metropolitan area and throughout the Great Lakes Market. Although northern Indiana is part of the greater Chicago metropolitan market, which is one of the most successful new gaming markets in the United States, the Indiana Riverboat may be more dependent on patrons from northern Indiana than its Illinois competitors, and the propensity of these patrons to wager cannot be predicted with any degree of certainty. In addition to competing with Barden's riverboat at the Buffington Harbor Site, the Indiana Riverboat competes with a riverboat in Hammond, Indiana, owned and operated by Empress Riverboat Casino in Joliet, Illinois, a riverboat in East Chicago, Indiana, which is owned and operated by Harrah's Entertainment under the Showboat name, and with a riverboat in Michigan City, Indiana, which is owned and operated by Bluechip Casino. To a lesser degree, the Indiana Riverboat competes with four operating riverboats located in southern Indiana and one additional riverboat scheduled to be licensed and operating in 1998. At present there are four other riverboats in the Chicago area, with each operator limited to 1200 gaming positions.

    Management believes that competition in the gaming industry, particularly the riverboat and dockside gaming industry, is based principally on the quality and location of gaming facilities, the effectiveness of marketing efforts, and customer service and satisfaction. Although THCR believes that the location of the Indiana Riverboat will allow THCR to compete effectively with other casinos in the geographic area surrounding its casino. Management expects competition in the casino gaming industry to continue to be intense in the Northwest Indiana marketplace.

    The Indiana Riverboat is seeking a competitive advantage primarily based upon its superior location, including its proximity to and direct access from Chicago, extensive parking facilities, name recognition, a superior gaming vessel and gaming experience, and targeted marketing strategies. See "--Indiana Riverboat." In addition, a casino opened during 1994 in Windsor, Ontario, across the river from Detroit. In 1997, Detroit approved land-based casino gaming with a limit of four licenses for the metropolitan area, and selected the operators for the licenses. Although management believes that there is sufficient demand in the market to sustain the Indiana Riverboat, there can be no assurance to that effect. Legislation has also been introduced on numerous occasions in recent years to expand riverboat gaming in Illinois, including by authorizing new sites in the Chicago area with which the Indiana Riverboat would compete. THCR understands that there have been recent discussions in Illinois regarding possible legislation to permit dockside gaming and/or increase the gaming position limitations. There can be no assurance that either Indiana or Illinois, or both, will not authorize additional gaming licenses, including for the Chicago metropolitan area.

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

    In 1991, the Mashantucket Pequot Nation opened Foxwoods, a casino facility in Ledyard, Connecticut, located in the far eastern portion of such state, an approximately three-hour drive from New York City and an approximately two and one-half hour drive from Boston, which currently offers 24-hour gaming and contains over 5,500 slot machines. An ongoing expansion at Foxwoods, due to be completed in April 1998, will include additional hotel rooms, restaurants and retail stores. A high-speed ferry between New York City and Foxwoods is due to begin service in March 1998. The Mashantucket Pequot Nation has also announced plans for a high-speed train linking Foxwoods to the interstate highway and an airport outside Providence, Rhode Island. In addition, in October 1996, the Mohegan Nation opened the Mohegan Sun Resort in Uncasville, Connecticut, located 10 miles from Foxwoods. Developed by Sun International Hotels, Ltd., the Mohegan Sun Resort has 75% of the gaming capacity of Foxwoods. The Mohegan Nation has announced plans for an expansion of the casino facilities and the construction of a hotel, convention center and entertainment center to be completed by the year 2000. In addition, the Eastern Pequots are seeking formal recognition as a Native American tribe for the purpose of opening a casino in the North Stonington area. There can be no assurance that any continued expansion of gaming operations of the Mashantucket Pequot Nation, the gaming operations of the Mohegan Nation or the commencement of gaming operations by the Eastern Pequots would not have a materially adverse impact on the operations of the Atlantic City Properties.

    A group in Cumberland County, New Jersey calling itself the "Nanticoke Lenni Lenape" tribe has filed a notice of intent with the Bureau of Indian Affairs seeking formal federal recognition as a Native American tribe. Also, it has been reported that a Sussex County, New Jersey businessman has offered to donate land he owns there to the Oklahoma-based Lenape/Delaware Indian Nation which originated in New Jersey and already has federal recognition, but does not have a reservation in New Jersey. The Lenape/Delaware Indian Nation has signed an agreement with the town of Wildwood, New Jersey to open a casino; however, the plan requires federal and state approval in order to proceed. In July 1993, the Oneida Nation opened a casino featuring 24-hour table gaming and electronic gaming systems, but without slot machines, near Syracuse, New York. The Oneida Nation opened a hotel in October 1997 that included expanded gaming facilities, and has announced plans to construct a golf course and convention center. Representatives of the St. Regis Mohawk Nation signed a gaming compact with New York State officials for the opening of a casino, without slot machines, in the northern portion of the state close to the Canadian border. The St. Regis Mohawks have also announced their intent to open a casino at the Monticello Race Track in the Catskill Mountains region of New York; however, any Native American gaming operation in the Catskills is subject to the approval of the Governor of New York. The Narragansett Nation of Rhode Island, which has federal recognition, is seeking to open a casino in Rhode Island. The Aquinnah Wampanoag Tribe is seeking to open a casino in Fall River, Massachusetts. Other Native American nations are seeking federal recognition, land and negotiation of gaming compacts in New York, Pennsylvania, Connecticut and other states near Atlantic City.

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

    STATE LEGISLATION. Legislation permitting other forms of casino gaming has been proposed, from time to time, in various states, including those bordering New Jersey. Six states have presently legalized riverboat gambling while others are considering its approval, including New York and Pennsylvania. Several states are considering or have approved large scale land-based casinos. Additionally, since 1993, the gaming space in Las Vegas has expanded significantly, with additional capacity planned and currently under construction. The operations of the Atlantic City Properties could be adversely affected by such competition, particularly if casino gaming were permitted in jurisdictions near or elsewhere in New Jersey or in other states in the Northeast. In December 1993, the Rhode Island Lottery Commission approved the addition of slot machine games on video terminals at Lincoln Greyhound Park and Newport Jai Alai, where poker and blackjack have been offered for over two years. Currently, casino gaming, other than Native American gaming, is not allowed in other areas of New Jersey or in Connecticut, New York or Pennsylvania. On November 17, 1995, a proposal to allow casino gaming in Bridgeport, Connecticut was voted down by that state's Senate. On January 28, 1997, the New York State Senate rejected a constitutional amendment to legalize casino gambling in certain areas of New York State, effectively postponing any new gambling constitutional amendment until 1999. To the extent that legalized gaming becomes more prevalent in New Jersey or other jurisdictions near Atlantic City, competition would intensify. In particular, proposals have been introduced to legalize gaming in other locations, including Philadelphia, Pennsylvania. In addition, legislation has from time to time been introduced in the New Jersey State Legislature relating to types of statewide legalized gaming, such as video games with small wagers. To date, no such legislation, which may require a state constitutional amendment, has been enacted. Management is unable to predict whether any such legislation, in New Jersey, Indiana, Illinois or elsewhere, will be enacted or whether, if passed, it would have a material adverse impact on THCR.

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

    OPERATING LICENSES. In June 1995, the CCC renewed Plaza Associates' license to operate Trump Plaza through June 1999. In May 1996, the CCC granted Plaza Associates a license to operate Trump World's Fair through May 1997. In June 1995, the CCC renewed Taj Associates' license to operate the Taj Mahal through March 1999. In June 1996, the CCC also granted TCS a license through July 1997, which license has been renewed through July 1998. Timely applications for renewal of the TCS casino license will be made to the CCC. In June 1995, the CCC renewed Castle Associates' casino license and approved Trump as a natural person qualifier through May 1999. In December 1996, the CCC allowed Plaza Associates to operate Trump Plaza and Trump World's Fair under one casino license through May 1999.

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

    Under the terms of the indentures pursuant to which the Senior Notes, the TAC I Notes (the "TAC I Note Indenture"), the TAC II Notes (the "TAC II Note Indenture"), the TAC III Notes (the "TAC III Note Indenture"), Castle Senior Notes, the Castle Mortgage Notes, and the Castle PIK Notes were issued, if a holder of such securities does not qualify under the Casino Control Act when required to do so, such holder must dispose of its interest in such securities, and the respective issuer or issuers of such securities may redeem the securities at the lesser of the outstanding amount or fair market value. Similar provisions are set forth in THCR's Certificate of Incorporation with respect to the THCR Common Stock.

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

    GROSS REVENUE TAX. Each casino licensee is also required to pay an annual tax of 8% on its gross casino revenues. For the years ended December 31, 1995, 1996 and 1997, Plaza Associates' gross revenue tax was approximately $24.0 million, $29.8 million and $30.1 million, respectively, and its license, investigation and other fees and assessments totaled approximately $4.4 million, $6.0 million and $4.9 million, respectively. For the years ended December 31, 1995, 1996 and 1997, Taj Associates' gross revenue tax was approximately $40.2 million, $40.7 million and $41.7 million, respectively, and its license, investigation and other fees and assessments totaled approximately $5.2 million, $5.0 million and $3.9 million, respectively. For the years ended December 31, 1995, 1996 and 1997, Castle Associates' gross revenue tax was approximately $21.9 million, $19.9 million and $21.1 million, respectively, and its license, investigation and other fees and assessments totaled approximately $3.8 million, $4.0 million and $3.5 million, respectively.

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

    ATLANTIC CITY FUND. On each October 31 during the years 1996 through 2003, each casino licensee shall pay into an account established in the CRDA and known as the Atlantic City Fund, its proportional share of an amount related to the amount by which annual operating expenses of the CCC and the Division are less than a certain fixed sum. Additionally, a portion of the investment alternative tax obligation of each casino licensee for the years 1994 through 1998 allocated for projects in northern New Jersey shall be paid into and credited to the Atlantic City Fund. Amounts in the Atlantic City Fund will be expended by the CRDA for economic development projects of a revenue-producing nature that foster the redevelopment of Atlantic City other than the construction and renovation of casino hotels.

    CONSERVATORSHIP. If, at any time, it is determined that Plaza Associates, Plaza Funding, Trump AC Holding, Trump AC, Trump AC Funding, Funding II, Funding III, Taj Associates, TCS, Castle Associates, TCHI, THCR, THCR Holdings, THCR Funding or any other entity qualifier has violated the Casino Control Act or that any of such entities cannot meet the qualification requirements of the Casino Control Act, such entity could be subject to fines or the suspension or revocation of its license or qualification. If a casino license is suspended for a period in excess of 120 days or is revoked, or if the CCC fails or refuses to renew such casino license, the CCC could appoint a conservator to operate and dispose of such licensee's casino hotel facilities. A conservator would be vested with title to all property of such licensee relating to the casino and the approved hotel subject to valid liens and/or encumbrances. The conservator would be required to act under the direct supervision of the CCC and would be charged with the duty of conserving, preserving and, if permitted, continuing the operation of the casino hotel. During the period of the conservatorship, a former or suspended casino licensee is entitled to a fair rate of return out of net earnings, if any, on the property retained by the conservator. The CCC may also discontinue any conservatorship action and direct the conservator to take such steps as are necessary to effect an orderly transfer of the property of a former or suspended casino licensee.

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

    Under IGC rules, an institutional investor who would otherwise be subject to a suitability finding shall, within 45 days after acquiring the interests, submit the following information: a description of the institutional investor's business and a statement as to why the institutional investor satisfies the definitional requirements of an institutional investor under Indiana gaming rule requirements; a certification made under oath that the voting securities were acquired and are held for investment purposes only and were acquired and are held in the ordinary course of business as an institutional investor; the name, address, telephone number, social security number or federal tax identification number of each person who has the power to direct or control the institutional investor's exercise of its voting rights as a holder of voting securities of the riverboat licensee; the name of each person who beneficially owns 5% or more of the institutional investor's voting securities or equivalent; a list of the institutional investor's affiliates; a list of all securities of the riverboat licensee that are or were beneficially owned by the institutional investor or its affiliates within the preceding one year; a disclosure of all criminal and regulatory sanctions imposed during the preceding ten years; a copy of any filing made under 16 U.S.C. Section18(a); and any other additional information the IGC may request to insure compliance with Indiana gaming laws.

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

    As the result of an audit conducted by the Treasury's Office of Financial Enforcement in 1995, Plaza Associates was alleged to have failed to file timely the Currency Transaction Report in connection with 65 individual currency transactions in excess of $10,000 during the period from October 31, 1986 to December 10, 1988. Plaza Associates paid a fine of $292,500 in connection with these violations. Plaza Associates has revised its internal control procedures to ensure continued compliance with these regulations. From 1992 through 1995, the Service conducted an audit of Currency Transaction Reports filed by Taj Associates for the period from April 2, 1990 through December 31, 1991. The Treasury has received a report detailing the audit as well as the response of Taj Associates. As a result of Taj Associates' audit, the Treasury has notified Taj Associates that it failed to timely file Currency Transaction Reports in connection with certain currency transactions. In December 1997, Taj Associates paid a fine of $477,000 in connection with 106 of these violations.

    Plaza Associates and Taj Associates, together with Castle Associates and Trump Indiana, have adopted the following internal control procedures to increase compliance with these Treasury regulations: (i) computer exception reporting; (ii) establishment of a committee to review Currency Transaction Report transactions and reporting which consists of executives from the Casino Operations, Marketing and Administration Departments; (iii) internal audit testing of compliance with the Treasury regulations; (iv) training for all new and existing employees in compliance with the Treasury regulations; and (v) a self-disciplinary program for employee violations of the policy.

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

TRUMP PLAZA

    Plaza Associates owns and leases several parcels of land in and around Atlantic City, New Jersey, each of which is used in connection with the operation of Trump Plaza and each of which is subject to the liens of the mortgages associated with the TAC I Notes, the TAC II Notes and the TAC III Notes (collectively, the "Plaza Mortgages") and certain other liens.

    PLAZA CASINO PARCEL. Trump Plaza's main tower is located on The Boardwalk in Atlantic City, New Jersey, next to the Atlantic City Convention Center. It occupies the entire city block (approximately 2.38 acres) bounded by The Boardwalk, Mississippi Avenue, Pacific Avenue and Columbia Place (the "Plaza Casino Parcel").

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

    The PHMC Lease is a "net lease" pursuant to which Plaza Associates, in addition to the payment of fixed rent, is responsible for all costs and expenses with respect to the use, operation and ownership of the Plaza Leasehold Tract and the improvements now, or which may in the future be, located thereon, including, but not limited to, all maintenance and repair costs, insurance premiums, real estate taxes, assessments and utility charges. The improvements located on the Plaza Leasehold Tract are owned by Plaza Associates during the term of the PHMC Lease, and upon the expiration of the term of the PHMC Lease (for whatever reason), ownership of such improvements will vest in PHMC. The PHMC Lease also contains an option pursuant to which Plaza Associates may purchase the Plaza Leasehold Tract at certain times during the term of such PHMC Lease under certain circumstances.

    TRUMP PLAZA EAST. In connection with the Taj Acquisition, Plaza Associates exercised its option to purchase certain of the fee and leasehold interests comprising Trump Plaza East for a purchase price of $28.0 million. During the years ended December 31, 1995 and 1996, Plaza Associates incurred approximately $3.8 million and $1.1 million, respectively, in expenses associated with its lease of Trump Plaza East. Plaza Associates currently leases a portion of the land which comprises Trump Plaza East from an unrelated third party.

    In September 1993, Trump (as predecessor in interest to Plaza Associates under the lease for Trump Plaza East) entered into a sublease with Time Warner (the "Time Warner Sublease") pursuant to which Time Warner subleased the entire first floor of retail space for a new Warner Brothers Studio Store which opened in July 1994. Time Warner renovated the premises in connection with the opening of the Warner Brothers Studio Store. The lease term is for ten years and gives Time Warner the option to renew for two additional 5-year terms. Time Warner is required to pay percentage rent monthly in an amount equal to (i) 7.5% of gross annual sales up to $15.0 million and (ii) 10% of gross annual sales in excess of $15 million. The terms of the Time Warner Sublease give Time Warner the right to terminate the sublease if (i) gross annual sales are less than $5.0 million for year two or less than $5.0 million as adjusted by CPI for years three through nine; and (ii) Trump Plaza ceases to operate as a first class hotel.

    TRUMP WORLD'S FAIR. Pursuant to the option to purchase Trump World's Fair, on June 12, 1995, using proceeds from the June 1995 Offerings, Plaza Associates acquired title to Trump World's Fair. Further, pursuant to an easement agreement with the NJSEA, Plaza Associates has an exclusive easement over, in and through the portions of the original Atlantic City Convention Center used as the pedestrian walkway connecting Trump Plaza's main tower and Trump World's Fair. The easement is for a 25-year term and may be renewed at the option of Plaza Associates for one additional 25-year period. In consideration of the granting of the easement, Plaza Associates must pay to NJSEA the sum of $2.0 million annually, such annual payment to be adjusted every five years to reflect changes in the consumer price index. Plaza Associates has the right to terminate the easement agreement at any time upon six months' notice to NJSEA in consideration of a termination payment of $1,000,000. See "Business--Gaming and Other Laws and Regulations--New Jersey Gaming Regulations--Approved Hotel Facilities."

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

    Plaza Associates leases, pursuant to the PHMC Lease, a parcel of land located on the northwest corner of the intersection of Mississippi and Pacific Avenues consisting of approximately 11,800 square feet ("Additional Parcel 1") and owns another parcel on Mississippi Avenue adjacent to Additional Parcel 1 consisting of approximately 5,750 square feet.

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

    WAREHOUSE PARCEL. Plaza Associates owns a warehouse and office facility located in Egg Harbor Township, New Jersey, containing approximately 64,000 square feet of space (the "Egg Harbor Parcel"). The Egg Harbor Parcel is encumbered by a first mortgage having an outstanding principal balance, as of December 31, 1997, of approximately $1.4 million and is encumbered by the Plaza Mortgages. This facility is currently being utilized by TCS.

    SUPERIOR MORTGAGES. The liens securing the indebtedness on the Plaza Garage Parcel, the Egg Harbor Parcel and liens securing indebtedness on certain parking facilities are each senior to the liens of the Plaza Mortgages. The principal amount currently secured by such mortgages is, in the aggregate, approximately $3.2 million.

    Plaza Associates has financed or leased and from time to time will finance or lease its acquisition of furniture, fixtures and equipment. The lien in favor of any such lender or lessor may be superior to the liens of the Plaza Mortgages.

TAJ MAHAL

    Taj Associates currently owns the parcels of land which are used in connection with the operation of the Taj Mahal. Each of these parcels is encumbered by the mortgages securing the TAC I Notes, the TAC II Notes and the TAC III Notes.

    THE CASINO PARCEL. The land comprising the Taj Mahal site consists of approximately 30 acres, bounded by The Boardwalk to the south, vacated former States Avenue to the east, Pennsylvania Avenue to the west and Pacific Avenue to the north. The Taj Mahal was opened to the public on April 2, 1990.

    TAJ ENTERTAINMENT COMPLEX. In connection with the Taj Acquisition, Taj Associates purchased the Taj Entertainment Complex from Realty Corp. The Taj Entertainment Complex is a 20,000-square-foot multipurpose entertainment complex known as the Xanadu Theater with seating capacity for approximately 1,200 people, which can be used as a theater, concert hall, boxing arena or exhibition hall.

    STEEL PIER. In connection with the Taj Acquisition, Taj Associates purchased the approximately 3.6 acre pier and related property located across The Boardwalk from the Taj Mahal (the "Steel Pier") from Realty Corp. Taj Associates initially proposed a concept to improve the Steel Pier, the estimated cost of which improvements was $30 million. Such concept was approved by the New Jersey Department of Environment Protection ("NJDEP"), the agency which administers the Coastal Area Facilities Review Act ("CAFRA"). A condition imposed on Taj Associates' CAFRA permit initially required that Taj Associates begin construction of certain improvements on the Steel Pier by October 1992, which improvements were to be completed within 18 months of commencement. In March 1993, Taj Associates obtained a modification of its CAFRA permit providing for the extensions of the required commencement and completion dates of the improvements to the Steel Pier for one year based upon an interim use of the Steel Pier for an amusement park. Taj Associates received additional one-year extensions of the required commencement and completion dates of the improvements of the Steel Pier based upon the same interim use of the Steel Pier as an amusement park pursuant to a sublease ("Pier Sublease") with an amusement park operator. The Pier Sublease terminates on December 31, 1998 unless extended.

    OFFICE AND WAREHOUSE SPACE. Taj Associates owns an office building located on South Pennsylvania Avenue adjacent to the Taj Mahal. In addition, Taj Associates, in April 1991, purchased for approximately $1.7 million certain facilities of Castle Associates which are presently leased to commercial tenants and used for office space and vehicle maintenance facilities. In connection with the Taj Acquisition, Taj Associates purchased from Realty Corp. a warehouse complex of approximately 34,500 square feet.

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

    PARKING. The Taj Mahal provides parking for approximately 6,950 cars of which 6,725 spaces are located in indoor parking garages and 225 surface spaces are located on land purchased from Realty Corp. in connection with the Taj Acquisition. In addition, Taj Associates entered into a lease agreement with Castle Associates to share its employee parking facilities.

    THEMED RESTAURANTS AND SPECIALTY STORE. Hard Rock Cafe International (N.J.), Inc. ("Hard Rock") has entered into a fifteen-year lease (the "Hard Rock Cafe Lease") with Taj Associates for the lease of space at the Taj Mahal for a Hard Rock Cafe. The basic rent under the Hard Rock Cafe Lease is $750,000 per year, paid in equal monthly installments, for the first 10 years of the lease term, and will be $825,000 per year, paid in equal monthly installments, for the remaining 5 years of the lease term. In addition, Hard Rock will pay percentage rent in an amount equal to 10% of Hard Rock's annual gross sales in excess of $10,000,000. Hard Rock has the right to terminate the Hard Rock Cafe Lease on the tenth anniversary thereof and also has the option to extend the term of the lease for an additional five-year period at an annual basic rent of $907,500 during such renewal term. The Hard Rock Cafe opened in November 1996.

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

    Stage Deli of Atlantic City, Inc. ("Stage Deli") has entered into a ten-year and five-month lease commencing July 7, 1997 (the "Stage Deli Lease") with Taj Associates for the lease of space at the Taj Mahal for a Stage Deli of New York restaurant. Stage Deli has an option to renew the Stage Deli Lease for an additional five-year term. The basic rent under the Stage Deli Lease is (i) $400,000 per year for the first three years of the lease, (ii) $436,000 per year for the fourth through sixth years of the lease, (iii) $475,240 per year for the seventh through ninth years of the lease and (iv) $518,011.56 per year for the last year of the lease, paid in equal monthly installments. In addition, Stage Deli will pay percentage rent in an amount equal to the difference, if any, between (i) 6% of Stage Deli's gross monthly sales made during each lease year and (ii) the applicable monthly basic rent. The Stage Deli of New York opened in October 1997.

    Time Warner has entered into a ten-year lease (the "Time Warner Taj Lease") with Taj Associates for the lease of space at the Taj Mahal for a Warner Brothers Studio Store. Time Warner has an option to renew the Time Warner Taj Lease for two additional five-year terms. Time Warner pays percentage rent monthly in an amount equal to (i) 7.5% of gross annual sales up to $5.0 million and (ii) 10% sales of gross annual sales in excess of $5.0 million. No minimum or "base" rent is payable under the Time Warner Taj Lease. The terms of the lease give Time Warner the right to terminate the lease if (i) gross annual sales are less than $2.5 million for the second year of the lease or less than $2.5 million as adjusted by CPI for the third through ninth years of the lease; and (ii) the Taj Mahal ceases to operate as a first class hotel. The Warner Brothers Studio Store opened in May 1997.

TRUMP MARINA

    THE CASINO PARCEL. Trump Marina is located in the Marina District on an approximately 14.7 acre triangular-shaped parcel of land, which is owned by Castle Associates in fee, located at the intersection of Huron Avenue and Brigantine Boulevard directly across from the marina, approximately two miles from The Boardwalk.

    Trump Marina has approximately 75,900 square-feet of gaming space which accommodates 91 table games, 2,198 slot machines and race simulcasting facilities. In addition to the casino, Trump Marina consists of a 27-story hotel with 728 guest rooms, including 185 suites, of which 99 are "Crystal Tower" luxury suites. Renovation of 300, 210 and 90 of the guest rooms was completed in 1995, 1996 and 1997, respectively. The facility also offers eight restaurants, a 540-seat cabaret theater, two cocktail lounges, 58,000 square-feet of convention, ballroom and meeting space, a swimming pool, tennis courts and a sports and health club facility. Trump Marina has been designed so that it can be enlarged in phases into a facility containing 2,000 rooms and a 1,600-seat cabaret theater. Trump Marina also has a nine-story garage providing on-site parking for approximately 3,000 vehicles and a helipad which is located atop the parking garage, making Trump Marina the only Atlantic City casino with access by land, sea and air.

    Between 1994 and 1997, management replaced substantially all of its slot machines with newer, more popular models and upgraded its computerized slot tracking and slot marketing system. During 1997, the property was rethemed with a nautical emphasis and renamed the Trump Marina Hotel Casino. In 1994, management completed a 3,000 square-foot expansion to its casino which enabled Trump Marina to accommodate the addition of simulcast race track wagering and expended in excess of $2 million on renovations to its hotel facility. The casino expansion also increased casino access and casino visibility for hotel patrons. In 1993, Trump Marina completed the construction of a Las Vegas-style marquee and reader board, the largest of its kind on the East Coast.

    THE MARINA. Pursuant to an agreement with the New Jersey Division of Parks and Forestry (the "Marina Agreement"), Castle Associates in 1987 began operating and renovating the marina at Trump Marina, including docks containing approximately 645 slips. An elevated pedestrian walkway connecting Trump Marina to a two-story building at the marina was completed in 1989. Castle Associates constructed the two-story building, which contains a 240-seat restaurant and offices as well as a snack bar and a large nautical theme retail store. Pursuant to the Marina Agreement and a certain lease between the State of New Jersey, as landlord, and Castle Associates, as tenant, dated as of September 1, 1990 (the "Marina Lease"), Castle Associates commenced leasing the marina and the improvements thereon for an initial term of twenty-five years. The lease is a net lease pursuant to which Castle Associates, in addition to the payment of annual rent equal to the greater of (i) a certain percentage of gross revenues of Castle Associates from operation of the marina during the lease year and (ii) minimum base rent of $300,000 annually (increasing every five years to $500,000 in 2011), is responsible for all costs and expenses related to the premises, including but not limited to, all maintenance and repair costs, insurance premiums, real estate taxes, assessments and utility charges. Any improvements made to the marina (which is owned by the State of New Jersey), excluding the elevated pedestrian walkway, automatically become the property of the State of New Jersey upon their completion. It is anticipated that the Marina Lease will be renegotiated in connection with the Trump Marina Expansion.

    THE PARKING PARCEL. Castle Associates also owns an employee parking lot located on Route 30, approximately two miles from Trump Marina, which can accommodate approximately 1,000 cars.

INDIANA RIVERBOAT

    See "Business--Indiana Riverboat."

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

    PLAZA ASSOCIATES. The CRDA is required to set aside funds for investment in hotel development projects in Atlantic City undertaken by casino licensees which result in the construction or rehabilitation of at least 200 hotel rooms. These investments are to fund up to 27% of the cost to casino licensees of such projects. See "Business--Gaming and Other Laws and Regulations--New Jersey Gaming Regulations-- Investment Alternative Tax Obligations." In June 1993, Plaza Associates made application for such funding to the CRDA with respect to its proposed construction of the Trump Plaza East facilities, demolition of a certain structure adjacent thereto, development of an appurtenant public park, roadway and parking area and acquisition of the entire project site. The CRDA, in rulings through January 10, 1995, approved the hotel development project and, with respect to same and pursuant to a credit agreement between them, reserved to Plaza Associates the right to take investment tax credits up to approximately $14.2 million. Plaza Associates has, except for three small parcels discussed below, acquired the site and had constructed and presently maintains the proposed hotel tower, public park, roadway and parking area.

    As part of its approval and on the basis of its powers of eminent domain, the CRDA, during 1994, initiated certain condemnation proceedings in the Superior Court of New Jersey, Atlantic County, to acquire certain small parcels of land within the project site. Plaza Associates has since acquired two of the parcels and proceedings with respect to those parcels have been concluded. The proceedings with respect to the remaining three parcels, which, if acquired, will be included in the public park and parking area of the project, are currently pending and include a claim by the defendants that the CRDA did not properly determine that the parcels were to be used for public purposes. The CRDA motion seeking dismissal of this claim has been briefed and, in February 1998, argued by the parties. Additionally, with respect to the two parcels to be included in the public park portion of the project, the CRDA, by a separate motion, seeks an order that the Plaza Associates' application and credit agreement be deemed amended so as to terminate the CRDA obligation to acquire the two parcels and enabling the CRDA to abandon the condemnation proceedings with respect to these two parcels. This motion is opposed by Plaza Associates. On March 18, 1998, the Court denied the motion but granted the CRDA leave to amend its pleadings to formally assert a claim for specific performance of the alleged agreement.

    The defendants in two of the condemnation proceedings filed a separate joint complaint in the New Jersey Superior Court alleging, among other claims, that the CRDA and Plaza Associates are wrongfully attempting to deprive them of property rights in violation of their constitutional and civil rights. COKING, ET AL. V. CASINO REINVESTMENT DEVELOPMENT AUTHORITY, ET AL., Docket No. ATL-L-2555-97. The CRDA's motion for summary judgment on the complaint and Plaza Associates' motion to dismiss it for failure to state a claim were granted by the New Jersey Superior Court on October 24, 1997 and November 11, 1997.

    TRUMP INDIANA. Commencing in early 1994, Trump Indiana (which was then wholly owned by Trump), through its Indiana counsel, had discussions with eight Indiana residents regarding the potential purchase by such residents of non-voting stock of Trump Indiana, representing a total of 7.5% of the equity in Trump Indiana. The purchase price of the stock was to have been paid with a promissory note secured by the stock purchased, although the purchase price and other material terms of the proposed purchase were never agreed upon. Such discussions did not result in an agreement for, or the purchase of, any stock by the residents. It was subsequently determined to include Trump Indiana as a wholly owned subsidiary of THCR Holdings in connection with the June 1995 Offerings. The residents then asserted a right to purchase stock in Trump Indiana. Trump Indiana and THCR did not agree with the residents' assertions of any such rights with respect to the stock of Trump Indiana or otherwise, and so advised the residents. Although discussions had been ongoing with respect to the resolution of this matter, on March 29, 1996, in the matter entitled KESHAV D. AGGARWAL, ET AL. V. DONALD J. TRUMP, TRUMP HOTELS & CASINO RESORTS, INC., TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P. AND TRUMP INDIANA, INC.,such residents filed a complaint with respect to this matter in the United States District Court, Southern District of Indiana, seeking, among other things, compensatory and punitive damages in an unspecified amount, and that the court order the defendants to transfer ownership of 7.5% of Trump Indiana to the plaintiffs. Trump, THCR, THCR Holdings and Trump Indiana filed an answer to the complaint on May 31, 1996. Trump Indiana and the other defendants reached a settlement with four of the eight plaintiffs and the action has been dismissed with prejudice as to these four plaintiffs. In addition, the four remaining plaintiffs withdrew their claims for specific performance seeking the transfer of 7.5% of Trump Indiana to the plaintiffs and are proceeding with the action seeking only monetary damages. THCR and the other defendants intend to vigorously contest the allegations against them. Further, management believes that the resolution of these claims will not have a material adverse effect on THCR.

    CASTLE ACQUISITION. On August 14, 1996, certain stockholders of THCR filed two derivative actions in the Court of Chancery in Delaware (Civil Action Nos. 15148 and 15160) (the "Delaware cases") against each of the members of the Board of Directors of THCR, THCR, THCR Holdings, Castle Associates and TCI-II. The plaintiffs claim that the directors of THCR breached their fiduciary duties in connection with its acquisition of Castle Associates (the "Castle Acquisition") by purchasing these interests at an excessive price in a self-dealing transaction. The complaint sought to enjoin the transaction, and also sought damages and an accounting. The injunction was never pursued. These plaintiffs served a notice of dismissal in the Delaware cases on December 29, 1997. The Court of Chancery has not yet ordered the Delaware cases dismissed.

    On October 16, 1996, a stockholder of THCR filed a derivative action in the United States District Court, Southern District of New York (96 Civ. 7820) against each member of the Board of Directors of THCR, THCR, THCR Holdings, Castle Associates, TCI, TCI-II, TCHI and Salomon Brothers, Inc ("Salomon"). The plaintiff claims that certain of the defendants breached their fiduciary duties and engaged in ultra vires acts in connection with the Castle Acquisition and that Salomon was negligent in the issuance of its fairness opinion with respect to the Castle Acquisition. The plaintiff also alleges violations of the federal securities laws for alleged omissions and misrepresentations in THCR's proxies, and that Trump, TCI-II and TCHI breached the acquisition agreement by supplying THCR with untrue information for inclusion in the proxy statement delivered to THCR's stockholders in connection with the Castle Acquisition. The plaintiff seeks removal of the directors of THCR, and an injunction, rescission and damages.

    The Delaware cases were amended and refiled in the Southern District of New York and consolidated with the federal action for all purposes, including pretrial proceedings and trial. On or about January 17, 1997, the plaintiffs filed their Consolidated Amended Derivative Complaint (the "First Amended Complaint"), reflecting the consolidation. On or about March 24, 1997, the plaintiffs filed their Second Consolidated Amended Derivative Complaint (the "Second Amended Complaint"). In addition to the allegations made in the First Amended Complaint, the Second Amended Complaint claims that certain of the defendants breached their fiduciary duties and wasted corporate assets in connection with a previously contemplated transaction with Colony Capital, Inc. ("Colony Capital"). The Second Amended Complaint also includes claims against Colony Capital for aiding and abetting certain of those violations. In addition to the relief sought in the First Amended Complaint, the Second Amended Complaint sought to enjoin the previously contemplated transaction with Colony Capital or, if it was effectuated, to rescind it. On March 27, 1997, THCR and Colony Capital mutually agreed to end negotiations with respect to such transaction. On June 26, 1997, plaintiffs served their Third Consolidated Amended Derivative Complaint (the "Third Amended Complaint"), which omitted the claims against Colony Capital. THCR and the other defendants in the action moved to dismiss the Third Amended Complaint on August 5, 1997. The plaintiffs opposed the defendants' motions to dismiss the Third Amended Complaint by response dated October 24, 1997. The defendants' reply was served December 9, 1997.

    OTHER LITIGATION. On March 13, 1997, THCR filed a lawsuit in the United States District Court, District of New Jersey, against Mirage, the State of New Jersey ("State"), the New Jersey Department of Transportation ("NJDOT"), the South Jersey Transportation Authority ("SJTA"), the CRDA, the New Jersey Transportation Trust Fund Authority and others. THCR was seeking declaratory and injunctive relief to recognize and prevent violations by the defendants of the casino clause of the New Jersey State Constitution and various federal securities and environmental laws relating to proposed infrastructure improvements in the Atlantic City marina area. While this action was pending, defendants State and CRDA then filed an action in the New Jersey State Court seeking a declaratory judgment as to the claim relating to the casino clause of the New Jersey State Constitution. On May 1, 1997, the United States District Court dismissed the federal claims and ruled that the State constitutional claims should be pursued in State Court. This decision is currently being appealed. On May 14, 1997 the State Court granted judgment in favor of the State and CRDA. On March 20, 1998, the Appellate Division affirmed. THCR intends to seek review in the State Supreme Court.

    On June 26, 1997, THCR filed an action against NJDOT, SJTA, Mirage and others, in the Superior Court of New Jersey, Chancery Division, Atlantic County (the "Chancery Division Action"). THCR is seeking to declare unlawful and enjoin certain actions and omissions of the defendants arising out of and relating to a certain Road Development Agreement dated as of January 10, 1997, by and among NJDOT, SJTA and Mirage (the "Road Development Agreement") and the public funding of a certain road and tunnel project to be constructed in Atlantic City, as further described in the Road Development Agreement. THCR moved to consolidate this action with other previously filed related actions. Defendants opposed THCR's motion to consolidate the Chancery Division Action, initially moved to dismiss this action on procedural grounds and subsequently moved to dismiss this action on substantive grounds. On October 20, 1997, the Chancery Court denied the defendants' motion to dismiss this action on procedural grounds, but entered summary judgment dismissing this action on substantive grounds. This decision is currently being appealed.

    On June 26, 1997, THCR also filed an action, in lieu of prerogative writs, against the CRDA, in the Superior Court of New Jersey, Law Division, Atlantic County, seeking review of the CRDA's April 15, 1997 approval of funding ($120 million principal amount plus interest) for the road and tunnel project discussed above, a declaratory judgment that the said project is not eligible for such CRDA funding, and an injunction prohibiting the CRDA from contributing such funding to the said project. Defendants moved to dismiss this action on procedural grounds and also sought to transfer this action to New Jersey's Appellate Division. On October 3, 1997, the New Jersey Superior Court transferred this action to the Appellate Division where it is currently pending.

    On September 9, 1997, Mirage filed a complaint against Trump, THCR and Hilton Hotels Corporation, in the United States District Court for the Southern District of New York. The complaint seeks damages for alleged violations of antitrust laws, tortious interference with prospective economic advantage and tortious inducement of a breach of fiduciary duties arising out of activities purportedly engaged in by defendants in furtherance of an alleged conspiracy to impede Mirage's efforts to build a casino resort in the Marina district of Atlantic City, New Jersey. Among other things, Mirage contends that the defendants filed several frivolous lawsuits and funded others that challenge the proposed state funding mechanisms for the construction of a proposed roadway and tunnel that would be paid for chiefly through government funds and which would link the Atlantic City Expressway with the site of Mirage's proposed new casino resort. On November 10, 1997, THCR and Trump moved to dismiss the complaint.

    Various other legal proceedings are now pending against THCR. Management considers all such proceedings to be ordinary litigation incident to the character of its business. Management believes that the resolution of these claims will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

    From time to time, Plaza Associates, Taj Associates, Castle Associates and Trump Indiana may be involved in routine administrative proceedings involving alleged violations of certain provisions of the Casino Control Act and the Riverboat Gambling Act, as the case may be. However, management believes that the final outcome of these proceedings will not, either individually or in the aggregate, have a material adverse effect on THCR or on the ability of Plaza Associates, Taj Associates, Castle Associates or Trump Indiana to otherwise retain or renew any casino or other licenses required under the Casino Control Act or the Indiana Riverboat Act, as the case may be, for the operation of Trump Plaza, the Taj Mahal, Trump Marina and the Indiana Riverboat, respectively.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted by THCR to its security holders for a vote during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
       RELATED STOCKHOLDER MATTERS.

    THCR. The THCR Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "DJT." The initial public offering price of the THCR Common Stock was $14.00 per share on June 7, 1995. The following table reflects the high and low sales prices of the THCR Common Stock as reported by the NYSE.

                                                                        HIGH        LOW
                                                                       -------    -------
1996
First quarter......................................................... $29 1/4    $18 7/8
Second quarter........................................................ $35 1/2    $25 1/2
Third quarter......................................................... $28 3/4    $21 7/8
Fourth quarter........................................................ $24 7/8    $11 3/8
1997
First quarter......................................................... $13 1/8    $ 8 3/4
Second quarter........................................................ $12 1/4    $ 8 1/4
Third quarter......................................................... $12 15/16  $ 9 7/16
Fourth quarter........................................................ $10 11/16  $ 6 1/4
1998
First quarter (through March 30, 1998)................................ $12        $ 6 3/4

    As of March 30, 1998 there were approximately 736 holders of record of THCR Common Stock.

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

    THCR has never paid a dividend on the THCR Common Stock and does not anticipate paying one in the foreseeable future. The payment of any future dividends will be at the discretion of the THCR Board of Directors and will depend upon, among other things, THCR's financial condition and capital needs, legal restrictions on the payment of dividends, contractual restrictions in financing agreements and on other factors deemed pertinent by the THCR Board of Directors. It is the current policy of the THCR Board of Directors to retain earnings, if any, for use in THCR's subsidiaries' operations (except as set forth in the partnership agreement governing THCR Holdings) and THCR otherwise has no current intention of paying dividends to the holders of THCR Common Stock. In addition, the TAC I Note Indenture, the TAC II Note Indenture, the TAC III Note Indenture and the Senior Note Indenture contain certain covenants, including, without limitation, covenants with respect to limitations on the payment of dividends, which limitations would limit THCR's ability to obtain funds from THCR Holdings with which to pay dividends. Pursuant to these indentures, there are restrictions on the payment of dividends unless, among other things, (i) no default or event of default has occurred and is continuing under the indenture, (ii) certain entities meet certain consolidated financial ratios and (iii) the total amount of the dividends does not exceed certain amounts specified in the indentures.

    THCR HOLDINGS. THCR Holdings is a limited partnership of which THCR is currently a 59.87743% general partner. Trump is currently a 27.06458% limited partner. THCR/LP is currently a 3.55096% limited partner. TCI is currently a 3.69695% limited partner and TCI-II is currently a 5.81009% limited partner.

    THCR FUNDING. THCR Holdings owns 100% of the outstanding shares of THCR Funding's common stock. There is no established trading market for THCR Funding's common stock. The Senior Note Indenture restricts the ability of THCR Funding to declare or pay dividends.

ITEM 6. SELECTED FINANCIAL DATA.

    The following table sets forth certain historical consolidated financial information of Trump AC and Plaza Associates (predecessors of THCR) for each of the years ended December 31, 1993 through 1994 and for the period January 1, 1995 through June 12, 1995 and certain historical consolidated financial information of THCR for the period from inception (June 12, 1995) through December 31, 1995 (see Note 1 below) and for the years ended December 31, 1996 and 1997 (see Note 2 below). All financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations of THCR," and the consolidated and condensed financial statements and the related notes thereto included elsewhere in this Form 10-K.

                                             TRUMP AC AND PLAZA ASSOCIATES                         THCR
                                         -------------------------------------  -------------------------------------------
                                                                                FROM INCEPTION
                                                                                 JUNE 12, 1995
                                         YEARS ENDED DECEMBER       FROM            THROUGH          YEAR          YEAR
                                                 31,           JANUARY 1, 1995   DECEMBER 31,       ENDED         ENDED
                                         --------------------      THROUGH           1995        DECEMBER 31,  DECEMBER 31,
                                           1993       1994      JUNE 12, 1995      (NOTE 1)          1996          1997
                                         ---------  ---------  ---------------  ---------------  ------------  ------------

                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Gaming...............................  $ 264,081  $ 261,451     $ 122,865       $   175,208     $  883,441    $1,280,245
  Other................................     69,203     66,869        29,523            44,659        206,535       301,984
                                         ---------  ---------  ---------------  ---------------  ------------  ------------
    Gross revenues.....................    333,284    328,320       152,388           219,867      1,089,976     1,582,229
  Promotional allowances...............     32,793     33,257        14,540            24,394        123,032       182,856
                                         ---------  ---------  ---------------  ---------------  ------------  ------------
    Net revenues.......................    300,491    295,063       137,848           195,473        966,944     1,399,373
                                         ---------  ---------  ---------------  ---------------  ------------  ------------
Costs and expenses:
  Gaming...............................    136,895    139,540        69,467            95,533        537,770       810,329
  Other................................     24,778     23,380         9,483            12,483         58,971        81,033
  General and administrative...........     71,624     73,075        30,081            44,792        192,082       271,110
  Depreciation and amortization........     17,554     15,653         6,999             9,219         69,663        89,094
  Pre-opening..........................         --         --            --                --         13,839            --
  Development costs....................         --         --            --                --                        4,607
                                         ---------  ---------  ---------------  ---------------  ------------  ------------
    Total costs and expenses...........    250,851    251,648       116,030           162,027        872,325     1,256,173
                                         ---------  ---------  ---------------  ---------------  ------------  ------------
Income from operations.................     49,640     43,415        21,818            33,446         94,619       143,200
Interest expense, net..................    (39,889)   (48,219)      (22,113)          (31,273)      (139,530)     (205,008)
Other non-operating (expense)
  income(a)............................     (3,873)    (4,931)       (1,649)           (4,094)        14,869        (1,028)
Loss in joint venture..................         --         --            --                --           (925)       (3,478)
Extraordinary (loss) gain(b)...........      4,120         --        (9,250)               --        (60,732)           --
Minority interest......................         --         --            --                --         26,022        24,186
(Provision) benefit for income taxes...       (660)       865           161                --                           --
                                         ---------  ---------  ---------------  ---------------  ------------  ------------
Net income (loss)......................  $   9,338  $  (8,870)    $ (11,033)      $    (1,921)    $  (65,677)   $  (42,128)
                                         ---------  ---------  ---------------  ---------------  ------------  ------------
                                         ---------  ---------  ---------------  ---------------  ------------  ------------
Basic loss per share(c)                                                                 $(.19)        $(3.27 )      $(1.85 )
                                                                                ---------------  ------------  ------------
                                                                                ---------------  ------------  ------------
Average Shares Outstanding.............                                            10,133,333     20,081,122    22,794,921

BALANCE SHEET DATA (AT END OF PERIOD):
Cash and cash equivalents..............  $  14,393  $  11,144  $     28,125     $      19,208    $   175,749   $   140,328
Property and equipment, net............    293,141    298,354       301,316           408,231      2,009,261     2,004,751
Total assets...........................    374,498    375,643       394,085           584,545      2,455,643     2,473,309
Total long-term debt, net of current
  maturities...........................    395,948    403,214       331,142           494,471      1,713,425     1,817,569
Minority interest......................         --         --            --                --        172,604       148,418
Total capital (deficit)................    (54,710)   (63,580)      (74,613   )        50,591        388,095       328,885

------------------------

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

(a) Other non-operating expense for the years ended December 31, 1993, 1994, for the period January 1, 1995 through June 12, 1995 and for the period June 12, 1995 through December 31, 1995 includes $3.9 million, $4.9 million, $1.6 million and $2.1 million, respectively, of real estate taxes and leasing costs associated with Trump Plaza East. Other non-operating income (expense) for the year ended December 31, 1995, also includes $2.0 million in costs associated with Trump World's Fair. Other non-operating income for the year ended December 31, 1996 includes $15.0 million license fee revenue. Other non-operating expense for the year ended December 31, 1997 includes $1.0 million of costs associated with certain litigation.

(b) The excess of the carrying value of a note obligation over the amount of the settlement payment net of related prepaid expenses in the amount of $4,120,000 has been reported as an extraordinary gain for the year ended December 31, 1993. The extraordinary loss of $9,250,000 for the period from January 1, 1995 through June 12, 1995 relates to the redemption of the Plaza PIK Notes and Plaza PIK Note Warrants and the write off of related unamortized deferred financing costs. The extraordinary loss for the year ended December 31, 1996 of $59.1 million relates to the redemption of the Plaza Notes and Plaza PIK Note Warrants and the write-off of unamortized deferred financing costs of $1.6 million for redemption of $10.0 million of Senior Notes.

(c) Basic loss per share has been calculated for all periods presented in accordance with Statement of Financial Accounting Standards Board No. 128 "Earnings per Share." Earnings per share is based upon average shares outstanding, shares and phantom stock units awarded to the Chief Executive Officer of THCR under the 1995 Stock Plan (as defined) and common stock equivalents, if dilutive, represents net income (loss) divided by such amounts. The shares of THCR Class B Common Stock owned by Trump have no economic interest and, therefore, are not considered.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following tables include selected data of Plaza Associates for the year ended December 31, 1995 and Plaza Asssociates, Taj Associates (since date of acquisition), Trump Indiana (since the opening of the Indiana Riverboat) and Castle Associates (since its date of acquisition), for the years ended December 31, 1996 and 1997, respectively.

                                                                     YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------------------------------------
                                             1995         1996         1996          1996          1996         1996
                                             PLAZA        PLAZA         TAJ        TRUMP AC        TRUMP        TRUMP
                                          ASSOCIATES   ASSOCIATES   ASSOCIATES   CONSOLIDATED     INDIANA      MARINA
                                          -----------  -----------  -----------  -------------  -----------  -----------

                                                                        (A)                         (B)          (C)
                                                                          (IN MILLIONS)
Revenues:
  Gaming................................   $   298.1    $   368.9    $   383.3     $   752.2     $    80.7    $    50.5
  Other.................................        74.2        105.7         85.3         191.0           2.3         13.2
                                          -----------  -----------  -----------       ------         -----   -----------
    Gross Revenue.......................       372.3        474.6        468.6         943.2          83.0         63.7
Less: Promotional Allowance.............        45.1         65.6         48.1         113.7           0.3          8.9
                                          -----------  -----------  -----------       ------         -----   -----------
Net Revenue.............................       327.2        409.0        420.5         829.5          82.7         54.8
                                          -----------  -----------  -----------       ------         -----   -----------
Costs and Expenses:
  Gaming................................       164.4        223.9        230.0         453.9          50.2         33.7
  Pre Opening...........................          --          4.1           --           4.1           9.7           --
  General & Administrative..............        65.5         83.3         64.2         147.5          15.8         15.6
  Depreciation & Amortization...........        16.2         23.0         37.8          60.9           3.4          4.8
  Other.................................        21.3         28.4         26.2          54.6           1.3          3.1
                                          -----------  -----------  -----------       ------         -----   -----------
Total Costs and Expenses................       267.4        362.7        358.2         721.0          80.4         57.2
                                          -----------  -----------  -----------       ------         -----   -----------
Income from Operations..................        59.8         46.3         62.3         108.5           2.3         (2.4)
                                          -----------  -----------  -----------       ------         -----   -----------
Non-Operating Income (Expense)..........        (4.7)         4.9         10.7          16.6           0.8          0.2
Interest Expense........................       (44.3)       (47.1)       (67.4)       (114.5)         (8.9)       (11.6)
                                          -----------  -----------  -----------       ------         -----   -----------
Total Non-Operating Expense.............       (49.0)       (42.2)       (56.7)        (97.9)         (8.1)       (11.4)
                                          -----------  -----------  -----------       ------         -----   -----------
Loss in Joint Venture...................          --           --           --            --          (0.9)          --
Extraordinary Loss......................        (9.3)       (59.1)          --         (59.1)           --           --
                                          -----------  -----------  -----------       ------         -----   -----------
Income (Loss) Before Minority
  Interest..............................   $     1.5    $   (55.0)   $     5.6     $   (48.5)    $    (6.7)   $   (13.8)
                                          -----------  -----------  -----------       ------         -----   -----------
                                          -----------  -----------  -----------       ------         -----   -----------
Minority Interest.......................
Net Loss................................


                                              1996
                                            THCR INC.
                                          CONSOLIDATED*
                                          -------------

Revenues:
  Gaming................................    $   883.4
  Other.................................        206.6
                                          -------------
    Gross Revenue.......................      1,090.0
Less: Promotional Allowance.............        123.0
                                          -------------
Net Revenue.............................        967.0
                                          -------------
Costs and Expenses:
  Gaming................................        537.7
  Pre Opening...........................         13.8
  General & Administrative..............        192.2
  Depreciation & Amortization...........         69.6
  Other.................................         59.1
                                          -------------
Total Costs and Expenses................        872.4
                                          -------------
Income from Operations..................         94.6
                                          -------------
Non-Operating Income (Expense)..........         26.0
Interest Expense........................       (150.7)
                                          -------------
Total Non-Operating Expense.............       (124.7)
                                          -------------
Loss in Joint Venture...................         (0.9)
Extraordinary Loss......................        (60.7)
                                          -------------
Income (Loss) Before Minority
  Interest..............................    $   (91.7)

Minority Interest.......................         26.0
                                          -------------
Net Loss................................    $   (65.7)
                                          -------------
                                          -------------

------------------------

* Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.

(a) Results from date of acquisition, April 17, 1996.

(b) Results from date of commencement of operations, June 8, 1996.

(c) Results from date of acquisition, October 7, 1996.

                                                                          YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------------------------------
                                                        1997         1997          1997          1997         1997
                                                        PLAZA         TAJ        TRUMP AC        TRUMP        TRUMP
                                                     ASSOCIATES   ASSOCIATES   CONSOLIDATED     INDIANA      MARINA
                                                     -----------  -----------  -------------  -----------  -----------

                                                                               (IN MILLIONS)
Revenues:
  Gaming...........................................   $   370.7    $   518.4     $   889.1     $   129.7    $   261.4
  Other............................................       108.0        123.2         231.2           3.4         67.4
                                                     -----------  -----------  -------------  -----------  -----------
    Gross Revenue..................................       478.7        641.6       1,120.3         133.1        328.8
Less: Promotional Allowance........................        64.4         73.7         138.1           0.7         44.1
                                                     -----------  -----------  -------------  -----------  -----------
  Net Revenue......................................       414.3        567.9         982.2         132.4        284.7
                                                     -----------  -----------  -------------  -----------  -----------
Costs and Expenses:
  Gaming...........................................       233.8        321.6         555.5          84.2        170.6
  General & Administrative.........................        80.2         88.0         168.1          31.5         62.7
  Depreciation & Amortization......................        24.4         41.4          66.0           5.9         17.1
  Other............................................        32.0         33.5          65.5           2.9         12.8
  Development Costs................................          --           --            --            --           --
                                                     -----------  -----------  -------------  -----------  -----------
    Total Costs and Expenses.......................       370.4        484.5         855.1         124.5        263.2
                                                     -----------  -----------  -------------  -----------  -----------
Income from Operations.............................        43.9         83.4         127.1           7.9         21.5
                                                     -----------  -----------  -------------  -----------  -----------
Non-Operating Income...............................         0.6          1.1           2.9            --          0.5
Interest Expense...................................       (48.6)       (94.7)       (144.1)        (10.5)       (49.9)
                                                     -----------  -----------  -------------  -----------  -----------
    Total Non-Operating Expense....................       (48.0)       (93.6)       (141.2)        (10.5)       (49.4)
                                                     -----------  -----------  -------------  -----------  -----------
Loss in Joint Venture..............................          --           --            --          (3.5)          --
                                                     -----------  -----------  -------------  -----------  -----------
Loss Before Minority Interest......................   $    (4.1)   $   (10.2)    $   (14.1)    $    (6.1)   $   (27.9)
                                                     -----------  -----------  -------------  -----------  -----------
                                                     -----------  -----------  -------------  -----------  -----------
Minority Interest..................................
Net Loss...........................................


                                                         1997
                                                         THCR
                                                     CONSOLIDATED*
                                                     -------------

Revenues:
  Gaming...........................................    $ 1,280.2
  Other............................................        302.1
                                                     -------------
    Gross Revenue..................................      1,582.3
Less: Promotional Allowance........................        182.9
                                                     -------------
  Net Revenue......................................      1,399.4
                                                     -------------
Costs and Expenses:
  Gaming...........................................        810.3
  General & Administrative.........................        271.1
  Depreciation & Amortization......................         89.1
  Other............................................         81.1
  Development Costs................................          4.6
                                                     -------------
    Total Costs and Expenses.......................      1,256.2
                                                     -------------
Income from Operations.............................        143.2
                                                     -------------
Non-Operating Income...............................          5.5
Interest Expense...................................       (211.5)
                                                     -------------
    Total Non-Operating Expense....................       (206.0)
                                                     -------------
Loss in Joint Venture..............................         (3.5)
                                                     -------------
Loss Before Minority Interest......................    $   (66.3)

Minority Interest..................................         24.2
                                                     -------------
Net Loss...........................................    $   (42.1)
                                                     -------------
                                                     -------------

------------------------

* Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.

                      TRUMP HOTELS & CASINO RESORTS, INC.
                             RESULTS OF OPERATIONS
           COMPARISON OF YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                     (IN MILLIONS, EXCEPT STATISTICAL DATA)

                                             1995         1996         1996          1996        1996       1996         1996
                                             PLAZA        PLAZA      TRUMP TAJ     TRUMP AC      TRUMP      TRUMP        THCR
                                          ASSOCIATES   ASSOCIATES   ASSOCIATES   CONSOLIDATED   INDIANA    MARINA    CONSOLIDATED
                                          -----------  -----------  -----------  ------------  ---------  ---------  -------------
                                                                        (A)                       (B)        (C)
Table Game Revenues.....................   $    96.4    $   104.1    $   161.9    $    266.0   $    22.3  $    14.9    $   303.2
  Incr (Decr) over prior period.........                $     7.7                 $    169.6                           $   206.8
Table Game Drop.........................   $   626.8    $   686.9    $   942.5    $  1,629.4   $   128.0  $   103.2    $ 1,860.6
  Incr (Decr) over prior period.........                $    60.1                 $  1,002.6                           $ 1,233.8
Table Win Percentage....................       15.4%        15.2%        17.2%         16.3%       17.5%      14.4%        16.3%
  Incr (Decr) over prior period.........               (0.2) pts.                    .9 pts.                             .9 pts.
Number of Table Games...................          97          127          167           294          71         87          452
  Incr (Decr) over prior period.........                       30                        197                                 355

Slot Revenues...........................   $   201.7    $   264.8    $   206.2    $    471.0   $    58.4  $    35.6    $   565.0
  Incr (Dec) over prior period..........                $    63.1                 $    269.3                           $   363.3
Slot Handle.............................   $ 2,368.7    $ 3,179.8    $ 2,510.3    $  5,690.1   $   925.6  $   482.0    $ 7,097.7
  Incr (Decr) over prior period.........                $   811.1                 $  3,321.4                           $ 4,729.0
Slot Win Percentage.....................        8.5%         8.3%         8.2%          8.3%        6.3%       7.4%         8.0%
  Incr (Decr) over prior period.........               (0.2) pts.                  (.2) pts.                           (.5) pts.
Number of Slot Machines.................       2,339        3,629        3,799         7,428       1,492      2,339       11,259
  Incr (Decr) over prior period.........                    1,290                      5,089                               8,920
Other Gaming Revenues...................         N/A          N/A    $    15.2    $     15.2         N/A        N/A    $    15.2
Total Gaming Revenues...................   $   298.1    $   368.9    $   383.3    $    752.2   $    80.7  $    50.5    $   883.4
  Incr (Decr) over prior period.........                $    70.8                 $    454.1                           $   585.3

------------------------------

(a) Results from date of acquisition, April 17, 1996.

(b) Results from date of commencement of operations, June 8, 1996.

(c) Results from date of acquisition, October 7, 1996.

                                                      1997         1997          1997        1997       1997         1997
                                                      PLAZA      TRUMP TAJ     TRUMP AC      TRUMP      TRUMP        THCR
                                                   ASSOCIATES   ASSOCIATES   CONSOLIDATED   INDIANA    MARINA    CONSOLIDATED
                                                   -----------  -----------  ------------  ---------  ---------  ------------
Table Game Revenues..............................   $    96.4    $   202.7    $    299.1   $    38.6  $    76.1   $    413.8
  Incr (Decr) over prior period(a)...............   $   (7.7)    $    40.8    $     33.1   $    16.3  $    61.2   $    110.6
Table Game Drop..................................   $   654.4    $ 1,279.1    $  1,933.5   $   213.2  $   498.5   $  2,645.2
  Incr (Decr) over prior period(a)...............   $  (32.5)    $   336.6    $    304.1   $    85.2  $   395.3   $    784.6
Table Win Percentage.............................       14.7%        15.9%         15.5%       18.1%      15.3%        15.6%
  Incr (Decr) over prior period..................  (0.5) pts.   (1.3) pts.    (0.8) pts.    0.6 pts.   0.9 pts.   (0.7) pts.
Number of Table Games............................         117          155           272          67         91          430
  Incr (Decr) over prior period(a)...............        (10)         (12)          (22)         (4)          4         (22)

Slot Revenues....................................   $   274.3    $   297.4    $    571.7   $    91.1  $   183.2   $    846.0
  Incr (Decr) over prior period(a)...............   $     9.5    $    91.2    $    100.7   $    32.7  $   147.6   $    281.0
Slot Handle......................................   $ 3,381.1    $ 3,583.7    $  6,964.8   $ 1,361.1  $ 2,267.0   $ 10,592.9
  Incr (Decr) over prior period(a)...............   $   201.3    $ 1,073.4    $  1,274.7   $   435.5  $ 1,785.0   $  3,495.2
Slot Win Percentage..............................        8.1%         8.3%          8.2%        6.7%       8.1%         8.0%
  Incr (Decr) over prior period..................   (0.2) pts.    0.1 pts.    (0.1) pts.    0.4 pts.   0.7 pts.     0.0 pts.
Number of Slot Machines..........................       4,083        4,136         8,219       1,430      2,198       11,847
  Incr (Decr) over prior period..................         454          337           791        (62)      (141)          588

Other Gaming Revenues............................         N/A   $     18.3   $      18.3         N/A  $     2.1  $      20.4
  Incr (Decr) over prior period(a)...............         N/A   $      3.1   $       3.1         N/A  $     2.1  $       5.2
Total Gaming Revenues............................  $    370.7   $    518.4   $     889.1   $   129.7  $   261.4  $   1,280.2
  Incr (Decr) over prior period(a)...............  $      1.8   $    135.1   $     136.9   $    49.0  $   210.9  $     396.8

------------------------

(a) With the exception of Plaza Associates, 1996 results are for a partial year (see notes, a, b, and c on previous page).

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996

    The Third Amended and Restated Agreement of Limited Partnership of THCR Holdings, as amended, provides that all business activities of THCR must be conducted by THCR Holdings or subsidiary partnership or corporations. As a result of the June 1995 Offerings, the Taj Acquisition and the Castle Acquisition, THCR's results of operations are primarily those of Plaza Associates, Taj Associates, Trump Indiana and Trump Marina, and the results of operations included in the Statement of Operations reflect Plaza Associates' results of operations for the twelve month period ended December 31, 1996, Taj Associates' results of operations for the period April 17, 1996 to December 31, 1996, Trump Indiana's results of operations from June 8, 1996 to December 31, 1996 and Castle Associates' results of operations from October 7, 1996 to December 31, 1996.

    Gaming revenues are the primary source of THCR's revenues. Table games revenues represent the amount retained by THCR from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers".

    Non-operating income for the year ended December 31, 1996 included a one-time $15.0 million non-refundable licensing fee resulting from an agreement with Atlantic Jersey Thermal Systems, Inc.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

    In general, virtually all categories of revenue and expense are higher in 1997 compared to 1996 as a result of having a full year of operating activity versus a partial year for the entities acquired in 1996.

    Gaming revenues are the primary source of THCR's revenues. The increase in gaming revenues is primarily attributable to the acquisitions of Taj Associates on April 17, 1996, Trump Marina on October 7, 1996, and the opening of the Indiana Riverboat on June 8, 1996.

    Gaming costs and expenses were $810.3 million for the year ended December 31, 1997, an increase of $272.6 million or 50.7% from $537.7 million for the comparable period in 1996. This increase is substantially proportionate to the increase in gaming revenues from the comparable period in 1996.

    General and administrative expenses were $271.1 million for the year ended December 31, 1997, an increase of $79.0 million or 41.1% from general and administrative expenses of $192.2 million. The acquisition of Trump Marina on October 7, 1996 accounted for $47.1 million of the increase and Trump Indiana, which commenced operations on June 8, 1996, accounted for $15.8 million of the increase.

    During the second quarter of 1997, THCR revised its estimates of the useful lives of buildings, building improvements, furniture and fixtures which were acquired in 1996. Building and building improvements were re-evaluated to have a forty year life and furniture and fixtures were determined to have a seven year life. During the third quarter of 1997, Trump Indiana revised its estimates of the useful life of the riverboat and its improvements from fifteen to thirty years. THCR believes these changes more appropriately reflect the timing of the economic benefits to be received from these assets during their estimated useful lives. For the year ended December 31, 1997, the net effect of applying these new lives was to decrease THCR Holding's and THCR's net loss by $10.5 million and $6.6 million, respectively, and decrease basic loss per share by $.29.

    Development costs of $4.6 million, relating to Detroit, Niagara Falls and other jurisdictions, were expensed in 1997.

    Non-operating income decreased in 1997 primarily due to non-recurring income in 1996. Non-operating income in 1996 included Taj Associates' one-time $10 million and Plaza Associates' one-time $5 million non-refundable licensing fees resulting from agreements with Atlantic Jersey Thermal Systems, Inc. to operate their heating and cooling facilities for a period of 20 years.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flows from operating activities are THCR's principal source of liquidity and were $1.1 million in 1997 compared to $4.5 million for the comparable period in 1996. Proceeds from the 1997 Offerings are intended by THCR to provide expansion funds and working capital for operations. Accordingly, the Company expects to have sufficient liquidity to meet its obligations over the next operating period. Any excess cash flow achieved from operations during peak periods is utilized to subsidize non-peak periods where necessary. With the proceeds from the 1996 Offerings, THCR, among other things, redeemed the outstanding Taj Bonds, retired the outstanding Plaza Notes, satisfied the indebtedness of Taj Associates under its loan agreement with NatWest, purchased certain real property used in the operation of Trump Plaza and the Taj Mahal and paid Bankers Trust to release certain liens and guarantees.

    The Senior Note Indenture restricts the ability of THCR Holdings and its subsidiaries to make distributions to partners or pay dividends, as the case may be, unless certain financial ratios are achieved. Further, given the rapidly changing competitive environment, THCR's future operating results are highly conditional and could fluctuate significantly.

    The TAC I Note Indenture, the TAC II Note Indenture and the TAC III Note Indenture restrict the ability of Trump AC and its subsidiaries to make distributions or pay dividends, as the case may be, unless certain financial ratios are achieved.

    In addition, the ability of (i) Plaza Associates and Taj Associates (through Trump AC) and (ii) Castle Associates to make payments of dividends or distributions to THCR Holdings may be restricted by the CCC. Similarly, the ability of Trump Indiana to make payments of dividends or distributions to THCR Holdings may be restricted by the Indiana Gaming Commission.

    Capital expenditures for Trump AC for the years ended December 31, 1996 and 1997 were $193.0 million and $56.4 million, respectively. Capital expenditures for the year ended December 31, 1996 include Trump Plaza East's and Trump World's Fair's expansions of $35.5 million and $57.9 million, respectively. Capital expenditures for improvements to Trump Plaza' s existing facilities were approximately $8.3 million and $14.8 million for the years ended December 31, 1996 and 1997, respectively. In addition, in 1996 and 1997, Plaza Associates exercised its option to purchase from Trump Seashore Associates and Seashore Four Associates, both entities beneficially owned by Trump, two of the parcels of land underlying Trump Plaza's main tower, pursuant to the terms of the leases, the payments under which were terminated upon the exercise of such option. The exercise price and associated closing costs were $14.5 million for Trump Seashore Associates and $10.2 million for Seashore Four Associates.

    Capital expenditures attributable to the Taj Mahal were approximately $90.9 million for the period from acquisition, April 17, 1996 to December 31, 1996 and $40.8 million for the year ended December 31, 1997. Capital expenditures for improvements to existing facilities were approximately $18.8 million for the period from acquisition, April 17, 1996 to December 31, 1996 and $7.6 million for the year ended December 31, 1997. Capital expenditures attributable to the expansion of the facility were approximately $10.3 million for the period from acquisition, April 17, 1996 to December 31, 1996 and $33.2 million for the year ended December 31, 1997. Capital expenditures for the period from acquisition April 17, 1996 to December 31, 1996 included the purchase of property previously leased upon which a portion of the casino hotel complex is situated for $61.8 million.

    The Taj Mahal expansion consisted of the construction of a new 14-bay bus terminal which was completed in December 1996, a 2,400 space expansion of the existing self parking facilities, which was completed in May 1997, and an approximate 7,000 square food casino expansion with 260 slot machines which was completed in July 1997. The total costs of the Taj Mahal Expansion including amounts expended in 1996 were approximately $43.5 million and have been funded principally out of cash from operations.

    The cost to THCR for the development of the Indiana Riverboat, which includes the land, the vessel, gaming equipment, a pavilion for staging and ticketing, restaurant facilities, berthing and support facilities, parking facilities, and licensing and preopening expenses was approximately $96 million through the opening on June 8, 1996. During Trump Indiana's initial five year license term, an additional $57 million of funds will be required to be spent in connection with the Indiana Riverboat facility and related commitments, including community economic development commitments required in connection with the licensing process. At December 31, 1997, $118 million of the total requirement had been invested. The approximate $15 million costs of hotel construction and other infrastructure improvements will be applied towards satisfying this economic development obligation. THCR is currently negotiating with Barden and the City of Gary for the development of a 1,500 space parking garage by BHR which would cost approximately $20 million.

    Castle Associates' capital expenditures for 1997 were $1.8 million and principally consisted of hotel room renovations, as well as ongoing casino floor improvements, parking garage upgrades and marina leasehold improvements. In addition, during 1997, Castle Associates completed a $4.2 million project to retheme the property with a nautical emphasis and rename it Trump Marina.

    THCR has assessed the Year 2000 issue and has begun implementing a plan to resolve the issue, which is expected to be completed in early 1999. Based upon management's assessment, it is anticipated that associated costs incurred to satisfactorily complete the plan will not be material.

SEASONALITY

    The gaming industry in Atlantic City and Indiana is seasonal, with the heaviest activity occurring during the period from May through September. Consequently, THCR's operating results during the two quarters ending in March and December would not likely be as profitable as the two quarters ending in June and September.

INFLATION

    There was no significant impact on operations as a result of inflation during 1995, 1996 or 1997.

RECENTLY ISSUED ACCOUNTING STANDARDS

    Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" was issued in February 1997 and replaces Accounting Principles Board ("APB") Opinion No. 15. The new statement simplifies the computations of earnings per share ("EPS") by replacing the presentation of primary EPS with basic EPS, which is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS under the new statement is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. THCR has adopted SFAS No. 128 which did not have a material impact on the computation of the earnings per share presented in the consolidated financial statements.

    SFAS No. 130, "Reporting Comprehensive Income", was issued in June 1997. This statement is effective for THCR's fiscal year ending December 31, 1998. This statement addresses the reporting and displaying of comprehensive income and its components. Adoption of SFAS No. 130 relates to disclosure within the financial statements and is not expected to have a material effect on the THCR's financial statements.

    SFAS No. 131, "Disclosures about Segments of and Enterprise and Related Information", was issued in June 1997. This statement is effective for THCR's fiscal year ending December 31, 1998. This statement changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports. Adoption of SFAS No. 131 relates to disclosure within the financial statements and is not expected to have a material effect on THCR's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Pursuant to the General Instructions to Rule 305 of Regulation S-K, the quantitative and qualitative disclosures called for by this Item 7A and by Rule 305 of Regulation S-K are inapplicable to the Registrants at this time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    An index to financial statements and required financial statement schedules is set forth in Item 14.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

    MANAGEMENT OF THCR

    The following table sets forth certain information concerning each of THCR's directors and executive officers:

NAME                                                                              POSITION
--------------------------------------------------------  --------------------------------------------------------
Donald J. Trump.........................................  Chairman of the Board of Directors
Nicholas L. Ribis.......................................  President, Chief Executive Officer and Director
Robert M. Pickus........................................  Executive Vice President, General Counsel and Secretary
John P. Burke...........................................  Senior Vice President and Corporate Treasurer
R. Bruce McKee..........................................  Senior Vice President of Corporate Finance and Chief
                                                          Financial Officer
Joseph A. Fusco.........................................  Executive Vice President of Government and Regulatory
                                                          Affairs
Wallace B. Askins.......................................  Director
Don M. Thomas...........................................  Director
Peter M. Ryan...........................................  Director

    DONALD J. TRUMP--Trump, 51 years old, has been Chairman of the Board of THCR and THCR Funding since their formation in 1995. Trump was a 50% shareholder, Chairman of the Board of Directors, President and Treasurer of Trump Plaza GP and the managing general partner of Plaza Associates prior to June 1993. Trump was Chairman of the Executive Committee and President of Plaza Associates from May 1986 to May 1992 and was a general partner of Plaza Associates until June 1993. Trump has been a director of Trump AC Holding since February 1993 and was President of Trump AC Holding from February 1993 until December 1997. Trump was a partner in Trump AC from February 1993 until June 1995. Trump has been Chairman of the Board of Directors of Trump AC Funding since its formation in January 1996 and the Chairman of the Board of Directors of Funding II and Funding III since their formation in November 1997. Trump has been Chairman of the Board of Directors of THCR Holding Corp. and THCR/LP since October 1991; President and Treasurer of THCR Holding Corp. since March 4, 1991; Chairman of the Board of Directors, President and Treasurer of Trump Casinos, Inc. ("TCI") since June 1988; Chairman of the Executive Committee of Taj Associates from June 1988 to October 1991; and President and sole Director of Realty Corp. since May 1986. Trump has been the sole director of TACC since March 1991. Trump was President and Treasurer of TACC from March 1991 until December 1997. Trump has been the sole director of Trump Indiana since its formation. Trump has been Chairman of the Board of Partner Representatives of Castle Associates, the partnership that owns Trump Marina, since May 1992; and was Chairman of the Executive Committee of Castle Associates from June 1985 to May 1992. Trump is the Chairman of the Board of Directors, President and Treasurer of Castle Funding. Trump is the Chairman of the Board and Treasurer of TCHI. Trump is the President, Treasurer, sole director and sole shareholder of TCI-II. Trump has been a Director of THCR Enterprises, Inc., a Delaware corporation ("THCR Enterprises"), since its formation in January 1997. Trump is also the President of The Trump Organization, which has been in the business, through its affiliates and subsidiaries, of acquiring, developing and managing real estate properties for more than the past five years. Trump was a member of the Board of Directors of Alexander's Inc. from 1987 to March 1992.

    NICHOLAS L. RIBIS--Mr. Ribis, 53 years old, has been President, Chief Executive Officer and a director of THCR and THCR Funding and Chief Executive Officer of THCR Holdings since their formation in

1995. Mr. Ribis has been the Chief Executive Officer of Plaza Associates since February 1991, was President from April 1994 to February 1995, was a member of the Executive Committee of Plaza Associates from April 1991 to May 29, 1992 and was a director and Vice President of Trump Plaza GP from May 1992 until June 1993. Mr. Ribis served as Vice President of Trump AC Holding from February 1995 until December 1997. Mr. Ribis has served as President of Trump AC Holding since December 1997. Mr. Ribis has served as a director of Trump AC Holding since June 1993. Mr. Ribis has been Chief Executive Officer, President and a director of Trump AC Funding since its formation in January 1996 and Chief Executive Officer, President and a director of Funding II and Funding III since their formation in November 1997. Mr. Ribis served as Vice President of TACC until December 1997. Mr. Ribis has served as the President of TACC since December 1997. Mr. Ribis has been the President and Chief Executive Officer of Trump Indiana since its formation. Mr. Ribis has been a Director of THCR/LP and THCR Holding Corp. since October 1991 and was Vice President of THCR/LP and THCR Holding Corp. until June 1995; Chief Executive Officer of Taj Associates since February 1991; Vice President of TCI since February 1991 and Secretary of TCI since September 1991; Director of Realty Corp. since October 1991; and a member of the Executive Committee of Taj Associates from April 1991 to October 1991. Mr. Ribis has served as Vice President of THCR/LP and THCR Holding Corp. since February 1998. He has also been Chief Executive Officer of Castle Associates since March 1991; member of the Executive Committee of Castle Associates from April 1991 to May 1992; member of the Board of Partner Representatives of Castle Associates since May 1992; and has served as the Vice President and Assistant Secretary of TCHI since December 1993 and January 1991, respectively. Mr. Ribis is now a director of TCHI. Mr. Ribis has served as Vice President of TCI-II since December 1993 and had served as Secretary of TCI-II from November 1991 to May 1992. Mr. Ribis has been Vice President of Trump Corp. since September 1991. Mr. Ribis has been the President and a director of THCR Enterprises since January 1997. From January 1993 to January 1995 Mr. Ribis served as the Chairman of the Casino Association of New Jersey and has been a member of the Board of Trustees of the CRDA since October 1993. From January 1980 to January 1991, Mr. Ribis was Senior Partner in, and from February 1991 to December 1995, was Counsel to the law firm of Ribis, Graham & Curtin (now practicing as Graham, Curtin & Sheridan, A Professional Association), which serves as New Jersey legal counsel to all of the above-named companies and certain of their affiliated entities.

    ROBERT M. PICKUS--Mr. Pickus, 43 years old, has been Executive Vice President, General Counsel and Secretary of THCR since its formation in 1995. He has also been the Executive Vice President of Corporate and Legal Affairs of Plaza Associates since February 1995. From December 1993 to February 1995, Mr. Pickus was the Senior Vice President and General Counsel of Plaza Associates. Mr. Pickus served as the Assistant Secretary of Trump AC Holding from April 1994 until February 1998. Since February 1998, Mr. Pickus has served as the Secretary of Trump AC Holding. Mr. Pickus has been Secretary and a director of Trump AC Funding since its formation in January 1996 and Secretary and a director of Funding II and Funding III since their formation in November 1997. Mr. Pickus has been the Executive Vice President and Secretary of Trump Indiana since its inception. Mr. Pickus has been the Executive Vice President of Corporate and Legal Affairs of Taj Associates since February 1995, and a Director of THCR Holding Corp. and THCR/LP since November 1995. He was the Senior Vice President and Secretary of Castle Funding from June 1988 to December 1993 and General Counsel of Castle Associates from June 1985 to December 1993. Mr. Pickus served as the Assistant Secretary of TACC until February 1998. Since February 1998, Mr. Pickus has served as the Secretary of TACC. Mr. Pickus was also Secretary of TCHI from October 1991 until December 1993. Mr. Pickus is a director of TCHI, and has served as the Assistant Secretary of TCHI since February 1998. Mr. Pickus has been the Executive Vice President of Corporate and Legal Affairs of Castle Associates since February 1995, Secretary of Castle Associates since February 1996 and a member of the Board of Partner Representatives of Castle Associates since October 1995. Mr. Pickus is currently the Secretary of THCR Holding Corp., has been the Vice President, Secretary and Director of THCR Enterprises since January 1997 and has been Executive Vice President of TCS since its inception.

    R. BRUCE MCKEE--Mr. McKee, 52 years old, has served as the Senior Vice President of Corporate Finance of THCR, Trump AC Funding and TACC since June 1997. Mr. McKee has served as Chief Financial Officer of THCR since June 1987. Mr. McKee has served as the Senior Vice President of Corporate Finance of Funding II and Funding III since December 1997. Mr. McKee served as President and Chief Operating Officer of Castle Associates from October 1996 until June 1997. Mr. McKee was acting Chief Operating Officer of Taj Associates from October 1995 through October 1996, Senior Vice President, Finance of Taj Associates from July 1993 through October 1996 and Vice President, Finance of Taj Associates from September 1990 through June 1993. Mr. McKee has been the Assistant Treasurer of THCR/LP, Realty Corp. and TCI since September 1991. Mr. McKee served as the Assistant Treasurer of THCR Holding Corp. from September 1991 until February 1998. Previously, Mr. McKee was Vice President of Finance of Elsinore Shore Associates, the owner and operator of the Atlantis Casino Hotel Atlantic City, from April 1984 to September 1990 and Treasurer of Elsinore Finance Corp., Elsinore of Atlantic City and Elsub Corp. from June 1986 to September 1990. The Atlantis Casino Hotel now constitutes the portion of Trump Plaza known as Trump World's Fair.

    JOHN P. BURKE--Mr. Burke, 50 years old, served as the Senior Vice President of Corporate Finance of THCR from January 1996 until June 1997. Mr. Burke has served as the Senior Vice President of THCR since June 1997. Mr. Burke has been Senior Vice President of Corporate Finance of THCR Holdings and THCR Funding since January 1996, and has been the Corporate Treasurer of THCR, THCR Holdings and THCR Funding since their formation in 1995. He has also been Corporate Treasurer of Plaza Associates and Taj Associates since October 1991. Mr. Burke has been the Treasurer of Trump Indiana since its formation. Mr. Burke has been Treasurer of Trump AC Funding since its formation in January 1996 and Treasurer of Funding II and Funding III since their formation in November 1997. Mr. Burke has been Treasurer of TACC since February 1998. Mr. Burke was a Director of THCR/LP and THCR Holding Corp. from October 1991 to April 1996 and was Vice President of THCR/LP until June 1995. Mr. Burke has served as the Assistant Treasurer of THCR Holding Corp. and THCR/LP since February 1998. Mr. Burke has been the Corporate Treasurer of Castle Associates since October 1991, the Vice President of Castle Associates, Castle Funding, TCI-II and TCHI since December 1993, a member of the Board of Partner Representatives of Castle Associates since March 1997 and the Vice President-Finance of The Trump Organization since September 1990. Mr. Burke was an Executive Vice President and Chief Administrative Officer of Imperial Corporation of America from April 1989 through September 1990. Mr. Burke has been the Vice President and Treasurer of THCR Enterprises since January 1997.

    JOSEPH A. FUSCO--Mr. Fusco, 53 years old, has been Executive Vice President for Government Relations & Regulatory Affairs of THCR since June 1996 and of TCS since July 1996. From August 1985 to June 1996, he practiced law as a partner in various Atlantic City law firms specializing in New Jersey casino regulatory, commercial and administrative law matters, most recently from January 1994 to June 1996 as a partner in the law firm of Sterns & Weinroth. Mr Fusco previously served as Atlantic County Prosecutor, a Gubernatorial appointment, from April 1981 to July 1985 and as Special Counsel for Licensing for the CCC from the inception of that agency in September 1977 to March 1981. He has been admitted to practice law in the State of New Jersey since 1969.

    WALLACE B. ASKINS--Mr. Askins, 67 years old, has been a director of THCR and THCR Funding since June 1995. He has also been a director of Trump AC Holding since April 11, 1994, and was a partner representative of the Board of Partner Representatives of Castle Associates from May 1992 to June 1995. Mr. Askins has been a director of Trump AC Funding since April 1996 and a director of Funding II and Funding III since December 1997. Mr. Askins served as a director of TCI-II from May 1992 to December 1993. From June 1984 to November 1992, Mr. Askins served as Executive Vice President, Chief Financial Officer and as a director of Armco Inc. Mr. Askins also serves as a director of EnviroSource, Inc.

    DON M. THOMAS--Mr. Thomas, 67 years old, has been a director of THCR and THCR Funding since June 1995. Mr. Thomas has been a director of Trump AC Funding since April 1996 and a director of Funding II and Funding III since December 1997. He has also been the Senior Vice President of Corporate

Affairs of the Pepsi-Cola Bottling Co. of New York since January 1985. Mr. Thomas was the acting Chairman, and a Commissioner, of the CRDA from 1985 through 1987, and a Commissioner of the CCC from 1980 through 1984 during a portion of which time Mr. Thomas served as acting Chairman of the CCC. Mr. Thomas was a director of Trump Plaza GP until June 1993 and has been a director of Trump AC Holding since June 1993. Mr. Thomas is an attorney licensed to practice law in the State of New York.

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

    MANAGEMENT OF PLAZA ASSOCIATES

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

    BARRY J. CREGAN--Mr. Cregan, 43 years old, has been Chief Operating Officer of Plaza Associates since September 19, 1994 and President since March 1995. Since February 21, 1995, Mr. Cregan has been Vice President of Trump AC Holding. Prior to accepting these positions at Trump Plaza, Mr. Cregan was President of The Plaza Hotel in New York for approximately three years. Prior to joining The Plaza Hotel, he was Vice President of Hotel Operations at Trump's Castle. In addition, Mr. Cregan has worked for Hilton and Hyatt in executive capacities as well as working in Las Vegas and Atlantic City in executive capacities.

    FRED A. BURO--Mr. Buro, 41 years old, has been the Executive Vice President of Marketing of Plaza Associates since May 1994. Mr. Buro previously served as the President of Casino Resources, Inc., a casino marketing, management and development organization from 1991 through 1994. Prior to that, Mr. Buro served from 1984 through 1991 as the President of a professional services consulting firm.

    JAMES A. RIGOT--Mr. Rigot, 46 years old, has been Executive Vice President of Casino Operations of Plaza Associates since November 1994. Mr. Rigot served as Vice President of Casino Operations of Tropicana Casino and Entertainment Resort from July 1989 through November 1994. From January 1989 through July 1989, Mr. Rigot was Assistant Casino Manager of Resorts Casino Hotel.

    All of the persons listed above are citizens of the United States and are licensed by the CCC.

    MANAGEMENT OF TAJ ASSOCIATES

    Set forth below are the names, ages, positions and offices held with Taj Associates and a brief account of the business experience during the past five years of each of the executive officers and certain key employees of Taj Associates other than those who are also directors or executive officers of THCR.

    RODOLFO E. PRIETO--Mr. Prieto, 54 years old, has been Chief Operating Officer of Taj Associates since October 1996. Mr. Prieto has been Vice President of Trump AC Holding since February 1998. From December 1995 to October 1996, Mr. Prieto was the Executive Vice President, Operations of Taj Associates. Prior to joining the Taj Mahal, Mr. Prieto was Executive Vice President and Chief Operating Officer for Elsinore Corporation from May 1995 to November 1995; Executive Vice President in charge of the development of the Mojave Valley Resort for Elsinore Corporation from December 1994 to April 1995 and Executive Vice President and Assistant General Manager for the Tropicana Resort and Casino from September 1986 to November 1994.

    LARRY W. CLARK--Mr. Clark, 53 years old, has been Executive Vice President, Casino Operations of Taj Associates since November 1991, Senior Vice President, Casino Operations of Taj Associates from May 1991 to November 1991, and Vice President, Casino Administration of Taj Associates from April 1991 to May 1991 and from January 1990 to November 1990. Prior to joining the Taj Mahal, Mr. Clark was Vice President, Casino Operations of the Dunes Hotel & Country Club from November 1990 to April 1991 and Director of Casino Marketing and Vice President, Casino Operations of the Showboat Hotel & Casino from November 1988 to January 1990.

    WALTER KOHLROSS--Mr. Kohlross, 56 years old, has been Senior Vice President, Food & Beverages of Taj Associates since June 1992, Vice President International Marketing of Taj Associates from June 1993 through October 1995, Vice President, Hotel Operations of Taj Associates from June 1991 to June 1992, and was Vice President, Food & Beverage of Taj Associates from 1988 to June 1991.

    NICHOLAS J. NIGLIO--Mr. Niglio, 51 years old, has been Executive Vice President, International Marketing of Taj Associates since May 1996. From November 1995 to May 1996, Mr. Niglio was Senior Vice President, Casino Marketing of Taj Associates. From February 1995 to October 1995, Mr. Niglio was Vice President, International Marketing of Taj Associates. Prior to joining Taj Associates, Mr. Niglio was Executive Vice President of International Marketing/Player Development for Castle Associates from 1993 until 1995. Prior to that, Mr. Niglio served as Senior Vice President, Marketing of Caesar's World Marketing Corporation from 1991 until 1993.

    PATRICK J. O'MALLEY--Mr. O'Malley, 43 years old, has been the Executive Vice President of Finance of Taj Associates since October 1996. Prior to joining the Taj Mahal, Mr. O'Malley was the Executive Vice President of Hotel Operations of Plaza Associates from September 1995 to October 1996. Prior to joining Trump Plaza, from September 1994 until September 1995, Mr. O'Malley was President of The Plaza Hotel in New York City. From December 1989 until September 1994, Mr. O'Malley was the Vice President of Finance of The Plaza Hotel in New York City. Prior to joining The Plaza Hotel in New York City, from 1986 to 1989, Mr. O'Malley was a Regional Financial Controller for the Four Seasons Hotel and Resorts, Ltd. From 1979 to 1986, Mr. O'Malley worked in the Middle East and Europe as Hotel Controller for Marriott International Hotels.

    LORETTA I. VISCOUNT--Ms. Viscount, 38 years old, has been Assistant Secretary of Trump AC Holding since February 1998, Vice President of Legal Affairs of Taj Associates since January 1997, Executive Director of Legal Affairs for Taj Associates from May 1996 to January 1997; and Executive Director of Legal Affairs for Castle Associates from September 1987 to May 1996. Prior to that, Ms. Viscount served as in-house counsel to the Claridge Hotel and Casino and had been engaged in the private practice of law since 1982.

    All of the persons listed above are citizens of the United States and are licensed by the CCC.

    Rodolfo E. Prieto was an Executive Vice President and the Chief Operating Officer for Elsinore Corporation when it filed a petition for reorganization under Chapter 11 of the Bankruptcy Code on October 31, 1995. Elsinore Corporation filed a plan of reorganization on February 28, 1996, which became effective on February 28, 1997.

    MANAGEMENT OF TRUMP MARINA

    All decisions affecting the business and affairs of Castle Associates, including the operation of Trump Marina, are decided by the general partners acting by and through a Board of Partner Representatives (the "Board of Partner Representatives"), which includes a minority of Representatives elected indirectly by the holders of the Castle Mortgage Notes and the Castle PIK Notes. As currently constituted, the Board of Partner Representatives consists of Donald J. Trump, Chairman, Nicholas L. Ribis, John P. Burke, Robert M. Pickus, Asher O. Pacholder, Thomas F. Leahy, and Arthur S. Bahr.

    Set forth below are the names, ages, positions, and offices held with Castle Associates, and a brief account of the business experience during the past five years of each member of the Board of Partner Representatives and the executive officers of Castle Associates other than those who are also directors or executive officers of THCR.

    JOHN P. BELISLE--Mr. Belisle, 44 years old, served as President and Chief Operating Officer of Castle Associates from June 1997 through November 1997 and is currently serving as President of Trump Communications. Mr. Belisle also served as the Executive Vice President of Operations of Castle Associates from February 1997 through June 1997. Previously, Mr. Belisle served as Executive Vice President and Chief Operating Officer of Resorts International Hotel ("RIH") since November 1993, Senior Vice President of Casino Operations of RIH from May 1993 to November 1993, and Vice President of Marketing of RIH from June 1990 to May 1993. Mr. Belisle served as Vice President of Marketing for Trump Marina from January 1990 to June 1990.

    ASHER O. PACHOLDER--Dr. Pacholder, 60 years old, has been a partner representative of the Board of Partner Representatives since May 1992. Dr. Pacholder served as a director and the President of TCI-II from May 1992 to December 1993. He has served as Chairman of the Board Directors and Chief Financial Officer of ICO, Inc., an oil field services and petrochemicals processing company, since February 1995 and Chief Operating Officer and a director of Wedco Technology, Inc. since May of 1996. Dr. Pacholder has served as Chairman of the Board and Managing Director of Pacholder Associates, Inc., an investment advisory firm, since 1983. In addition, Dr. Pacholder is Chairman of the Board of Directors of USF&G Pacholder Fund, Inc., a closed-end investment company, and he serves on the Board of Directors of Southland Corporation, which owns and operates convenience stores.

    THOMAS F. LEAHY--Mr. Leahy, 60 years old, has been a partner representative on the Board of Partner Representatives since June 1993. Mr. Leahy served as a director and Treasurer of TCI-II from May 1992 to December 1993. From 1991 to July 1992, Mr. Leahy served as Executive Vice President of CBS Broadcast Group, a unit of CBS, Inc. Mr. Leahy retired from CBS, Inc. in 1992, having served in various executive capacities over a 30-year period. Since November 1992, Mr. Leahy has served as President of The Theater Development Fund, a service organization for the performing arts. Since July 1992 Mr. Leahy has served as Chairman of VT Properties, Inc., a privately-held corporation which invests in literary, stage, and film properties.

    ARTHUR S. BAHR--Mr. Bahr, 66 years old, has been a partner representative on the Board of Partner Representatives since June 1995 and previously served as a director of TCI-II from August 1993 to January 1994. Mr. Bahr retired in February 1994 after serving in various senior investment positions for General Electric Investment Corporation since 1970. Mr. Bahr serves on the Board of Directors of Renaissance Reinsurance and the Korean International Investment Fund.

    MARK A. BROWN--Mr. Brown, 37 years old, joined Castle Associates as Executive Vice President of Operations in July of 1995, and, effective November 1997, was named President and Chief Operating Officer. Previously, Mr. Brown served as Senior Vice President of Eastern Operations for Caesar's World Marketing Corporation, National and International Divisions from 1993 until 1995. Prior to that, Mr. Brown served as Vice President of Casino Operations at the Taj Mahal from 1989 until 1993.

    Each member of the Board of Partner Representatives and all of the other persons listed above have been licensed or found qualified by the CCC.

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

    JOSEPH D'AMATO--Mr. D'Amato, 50 years old, has been Chief Operating Officer of Trump Indiana since August 1997. Previously, Mr. D'Amato was Senior Vice President of Finance and Administration of Trump Indiana from April 1997 to August 1997. For the twelve years prior to working with THCR, Mr. D'Amato held various financial and administrative positions with Bally's (now Hilton) casino in Atlantic City.

    ROGER P. WAGNER--Mr. Wagner, 50 years old, was Acting General Manager of Trump Indiana from October 1996 through February 1998, at which time Mr. Wagner resigned. Mr. Wagner was a member of the Board of Partner Representatives from May 1992 to October 1996 and President and Chief Operating Officer of Castle Associates from January 1991 to October 1996. Mr. Wagner served as a member of the Executive Committee of Castle Associates from January 1991 to May 1992. Mr. Wagner was a director and President of TCHI from January 1991 to October 1996. Prior to joining Castle Associates, Mr. Wagner served as President of the Claridge Hotel Casino from June 1985 to January 1991 and was the Chairman of the Casino Association of New Jersey.

    Each person listed above is a citizen of the United States.

    MANAGEMENT OF TCS

    Set forth below are the names, ages, positions and offices held with TCS and a brief account of the business experience during the past five years of each of the executive officers of TCS, other than those who are directors or executive officers of THCR.

    FRANCIS X. MCCARTHY, JR.--Mr. McCarthy, 45 years old, has been the Executive Vice President of Finance of TCS since October 1996. Mr. McCarthy was Vice President of Finance and Accounting of Trump Plaza GP from October 1992 until June 1993, Senior Vice President of Finance and Administration of Plaza Associates from August 1990 to June 1994 and Executive Vice President of Finance and Administration of Plaza Associates from June 1994 to October 1996. Mr. McCarthy previously served in a variety of financial positions for Greate Bay Hotel and Casino, Inc. from June 1980 through August 1990.

    KEVIN S. SMITH--Mr. Smith, 41 years old, has been the Vice President of Corporate Litigation of TCS since October 1996. Mr. Smith was the Vice President, General Counsel of Plaza Associates from February 1995 to October 1996. Mr. Smith was previously associated with Cooper Perskie April Niedelman Wagenheim & Levenson, an Atlantic City law firm specializing in trial litigation. From 1989 until February 1992, Mr. Smith handled criminal trial litigation for the State of New Jersey, Department of Public Defender, assigned to the Cape May and Atlantic County Conflict Unit.

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

    To THCR's knowledge, based solely on review of the copies of such reports furnished to THCR, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 1997.

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

                                                                                             LONG TERM COMPENSATION
                                                                                   ------------------------------------------
                                                                                                   AWARDS
                                                    ANNUAL COMPENSATION                         ------------
                                          ---------------------------------------  RESTRICTED    SECURITIES
NAME AND PRINCIPAL                                                OTHER ANNUAL        STOCK      UNDERLYING      ALL OTHER
POSITION                         YEAR      SALARY      BONUS     COMPENSATION(1)    AWARDS($)    OPTIONS(#)    COMPENSATION
-----------------------------  ---------  ---------  ---------  -----------------  -----------  ------------  ---------------
Donald J. Trump..............       1997  $1,000,000 --5,000,000        --             --            --         $   212,960
  Chairman of the Board             1996  1,000,000  $                 --              --            --           1,031,000(2)
                                    1995    583,333     --             --              --            --           4,830,000(2)
Nicholas L. Ribis............       1997  $1,996,500 --2,500,000        --          $ 758,326(3)          --    $     4,000(4)
  Chief Executive Officer           1996  1,996,500  $                 --                  --        50,000           2,375(4)
                                    1995  1,876,000    933,338         --             933,324       133,333           2,588(4)
Robert M. Pickus.............       1997  $ 299,160  $  25,000      --  3,975          --                --     $     4,000(4)
  Executive Vice President,         1996    290,673    175,000      $                  --            30,000           4,973(4)
  General Counsel and               1995    267,308    105,000          3,471          --            --               4,004(4)
  Secretary
R. Bruce McKee(5)............       1997  $ 422,356  $  50,000         --              --          30,000       $     2,969(4)
  Senior Vice President of          1996    327,566         --         --              --            --               3,529(4)
  Corporate Finance                 1995    183,799    292,758         --              --            --               3,597(4)
Joseph A. Fusco(6)...........       1997  $ 295,660  $  25,000      --2,665            --                --     $     4,000(4)
  Executive Vice President of       1996  $ 139,211   80,000        $  --              --            20,000         --
  Government and Regulatory         1995     --         --                             --            --             --
  Affairs

------------------------

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

(2) The amounts listed represent amounts paid by (i) Plaza Associates to Trump Plaza Management Corp. ("TPM"), a corporation beneficially owned by Trump, for services provided under a services agreement (the "TPM Services Agreement"), (ii) Taj Associates under the Taj Services Agreement (as defined) and (iii) Castle Associates under the Castle Services Agreement (as defined). See "--Compensation Committee Interlocks and Insider Participation." In addition, Trump was reimbursed $756,000 and $733,000 in 1996 and 1995, respectively, for expenses incurred pursuant to the TPM Services Agreement, the Taj Services Agreement and the Castle Services Agreement.

(3) On June 12, 1997, 66,666 shares of stock were issued in accordance with Mr. Ribis' employment agreement.

(4) Represents vested and unvested contributions made by Plaza Associates, Taj Associates, Castle Associates and/or TCS to Trump Plaza Hotel and Casino Retirement Savings Plan, Trump Taj Mahal Retirement Savings Plan, Trump's Castle Hotel and Casino Retirement Savings Plan and Trump Casino Services Retirement Savings Plan, respectively. Funds accumulated for an employee under these plans consisting of a certain percentage of the employee's compensation plus the employer matching contributions equaling 50% of the participant's contributions, are retained until termination of employment, attainment of age 59 1/2 or financial hardship, at which time the employee may withdraw his or her vested funds.

(5) Former Acting Chief Operating Officer, Chief Financial Officer and Senior V.P. of Finance of Taj Associates. Served as President and Chief Operating Officer of Trump Marina from October 1996 through June 1997. Effective June 1997, Mr. McKee has served as Senior Vice President of Corporate Finance of THCR.

(6) Mr. Fusco commenced his employment with THCR on June 27, 1996.

    There were no options granted in the year ended December 31, 1997.

    The following table sets forth the number of shares covered by options held by Messrs. Ribis, Pickus, Burke, McKee and Fusco, the only members of the Executive Group who held options in 1997, and the value of the options as of December 31, 1997.

                             FY-END OPTION VALUE(1)

                                                                                            NUMBER OF SECURITIES
                                                                                           UNDERLYING UNEXERCISED
                                                                                            OPTIONS AT FY-END(#)
                                                                                        ----------------------------
NAME                                                                                     EXERCISABLE/UNEXERCISABLE
--------------------------------------------------------------------------------------  ----------------------------
Nicholas L. Ribis.....................................................................       53,333        130,000
Robert M. Pickus......................................................................          N/A         30,000
John P. Burke.........................................................................          N/A         30,000
R. Bruce McKee........................................................................          N/A         30,000
Joseph A. Fusco.......................................................................          N/A         20,000

------------------------

(1) Based on a closing sale price of $6.688 per share of THCR Common Stock on December 31, 1997, all of the options were out of the money at fiscal year end.

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

    THCR Holdings has an employment agreement with Robert M. Pickus (the "Pickus Agreement") pursuant to which he serves as Executive Vice President and General Counsel. The Pickus Agreement, the term of which expires on December 31, 2000 if not extended, provides for annual compensation of $295,000 plus bonus. Employment may be terminated only for "cause," which is defined in the Pickus Agreement as Mr. Pickus's (i) revocation of his casino key employee license,
(ii) conviction of certain crimes, (iii) disability or death or (iv) breach of his duty to THCR Holdings. Upon termination for cause, Mr. Pickus will receive only compensation earned to the date of termination. Pursuant to the Pickus Agreement, Mr. Pickus has agreed not to accept employment for or on behalf of any other casino hotel located in Atlantic City during the term of the Pickus Agreement.

    THCR Holdings has an employment agreement with Joseph A. Fusco (the "Fusco Agreement") pursuant to which he serves as Executive Vice President of Government Relations and Regulatory Affairs. The Fusco Agreement, the term of which expires on December 31, 2000, if not extended, provides for an initial annual compensation of $285,000 plus bonus, subject to annual review. Employment may be terminated only for "cause," which is defined in the Fusco Agreement as Mr. Fusco's (i) denial or revocation of his casino key employee license, (ii) conviction of certain crimes, (iii) disability or death or (iv) breach of his duty to THCR Holdings. Upon termination for cause, Mr. Fusco will receive only compensation earned to the date of termination. Pursuant to the Fusco Agreement, Mr. Fusco may not accept employment for or on behalf of any other casino hotel located in Atlantic City during the term of the Fusco Agreement.

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

    CASTLE ACQUISITION. On October 7, 1996, THCR Holdings acquired from Trump all of the outstanding equity of Castle Associates. See "Business--Trump Marina--Historical Background--Castle Acquisition."

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

If on or prior to June 12, 1997.....................................  $   25.00
If on or prior to June 12, 1998.....................................  $   27.50
If on or prior to June 12, 1999.....................................  $   30.00
If on or prior to June 12, 2000.....................................  $   32.50

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

    Trump has granted Castle Associates a license to use the Marks in connection with the operations of Trump Marina since June 17, 1985. The license expires on August 15, 1998. See "Business--Trademark/ Licensing."

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

    Trump is the sole director of TACC, a general partner of Plaza Associates, of which Messrs. Trump, Ribis and Pickus are executive officers. Messrs. Trump and Ribis also serve on the Board of Directors of Trump AC Holding, of which Messrs. Trump, Ribis and Burke are also executive officers. Trump is not compensated by such entities for serving as an executive officer, however, he has entered into a personal services agreement with Plaza Associates and THCR. Messrs. Ribis and Burke are not compensated by the foregoing entities, however, they are compensated by Plaza Associates for their service as executive officers.

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

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP

    THCR. The following table sets forth, as of March 23, 1998, certain information regarding the beneficial ownership of THCR Common Stock by (i) each of THCR's executive officers, (ii) each director of THCR, (iii) each person who is known to THCR to own beneficially more than 5% of the THCR Common Stock and
(iv) all officers and directors of THCR as a group. In the case of persons other than officers and directors of THCR, such information is based solely on a review of Schedules 13G filed with the Commission.

                                                                                            BENEFICIAL OWNERSHIP
                                                                                          -------------------------
NAME                                                                                         NUMBER       PERCENT
----------------------------------------------------------------------------------------  ------------  -----------
Donald J. Trump.........................................................................    15,718,973(1)       43.2%
Nicholas L. Ribis.......................................................................       149,153(2)          *
John P. Burke...........................................................................           700(3)          *
R. Bruce McKee..........................................................................             0           0%
Robert M. Pickus........................................................................         1,000           *
Joseph A. Fusco.........................................................................         1,000           *
Wallace B. Askins.......................................................................         3,000           *
Don M. Thomas...........................................................................         1,500           *
Peter M. Ryan...........................................................................        10,000           *
Conesco, Inc............................................................................     2,010,000(4)        9.7%
Mario J. Gabelli........................................................................     1,885,000(5)        9.1%
Bay Harbour Management, L.C.............................................................     1,643,100(6)        7.9%
Dimensional Fund Advisors Inc...........................................................     1,371,300(7)        6.6%
Oppenheimer Group, Inc..................................................................     2,470,849(8)       11.9%
All officers and directors of THCR (8 persons)..........................................    15,885,326        43.6%

    The above persons have sole voting and investment power, unless otherwise indicated below.

------------------------

*   Less than 1%.

(1) 725 Fifth Avenue, New York, New York 10022. These shares include 10,300,456, 1,407,017, and 2,211,250 shares of THCR Common Stock into which Trump's, TCI's and TCI-II's limited partnership interests in THCR Holdings are convertible, subject to certain adjustments. TCI and TCI-II are corporations wholly owned by Trump. These shares also include (a) 250 shares of THCR Common Stock, 100 of which are held for Trump's account and 150 of which are held as custodian for his children, and (b) 1,800,000 shares of THCR Common Stock underlying currently exercisable warrants to purchase THCR Common Stock held by Trump of which (i) 600,000 shares may be purchased on or before April 17, 1999 at $30.00 per share, (ii) 600,000 shares may be purchased on or before April 17, 2000 at $35.00 per share and (iii) 600,000 shares may be purchased on or before April 17, 2001 at $40.00 per share. Trump beneficially owns an approximately 37% limited partnership interest in THCR Holdings, of which approximately 4% is held directly by TCI and 6% by TCI-II. Trump is also the beneficial owner of all of the outstanding shares of THCR Class B Common Stock (1,000 shares) of which he holds 850 shares directly and holds 50 shares through TCI and 100 shares through TCI-II.

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

(4) 11825 North Pennsylvania Street, Carmel, Indiana 46032. These shares are beneficially owned by Bankers Life and Casualty Company, an insurance company, of which Conseco, Inc. is the parent holding company.

(5) One Corporate Center, Rye, New York 10580-1434. Mario J. Gabelli claims beneficial ownership of these shares through various entities which he directly or indirectly controls or for which he acts as chief investment officer.

(6) 777 South Harbour Island Boulevard, Suite 270, Tampa, Florida 33602. Bay Harbour Management, L.C. ("Bay Harbour") is an investment advisor and claims beneficial ownership of 1,628,100 of these shares. Also includes 15,000 shares owned by Steven A. Van Dyke, the sole stockholder and President of Tower Investment Group, Inc. ("Tower"), the majority stockholder of Bay Harbour, of which shares Bay Harbour, of which shares Bay Harbour and Tower disclaim beneficial ownership.

(7) Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 1,371,300 shares of THCR Common Stock as of December 31, 1997, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

(8) Oppenheimer Tower, World Financial Center, New York, New York 10281. Oppenheimer Group, Inc. ("Oppenheimer") has shared voting and dispositive power over these shares. These shares include 2,317,249 shares beneficially owned by Oppenheimer Capital, an investment adviser, of which Oppenheimer is the parent holding company. Oppenheimer disclaims beneficial ownership of these shares.

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

    THCR HOLDINGS. THCR Holdings is a limited partnership of which THCR is a 59.87743% general partner, Trump is a 27.06458% limited partner, THCR/LP is a 3.55096% limited partner, TCI is a 3.69695% limited partner and TCI II is a 5.81009% limited partner.

    THCR FUNDING.  THCR Holdings owns 100% of the common stock of THCR Funding.

CHANGES IN CONTROL

    On June 12, 1995, as a part of the June 1995 Offerings, THCR Holdings and THCR Funding issued the Senior Notes. Pursuant to the Senior Note indenture, THCR Holdings pledged for the benefit of the holders of the Senior Notes, among other things, 100% of the common stock of THCR Funding. A foreclosure on all of such collateral would result in a change of control of THCR Funding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Affiliate party transactions are governed by the provisions of the Senior
Note Indenture, the TAC I Note Indenture, the TAC II Note Indenture and the TAC III Note Indenture, which provisions generally require that such transactions be on terms as favorable as would be obtainable from an unaffiliated party, and require the approval of a majority of the independent directors of THCR for certain affiliated transactions. Affiliated transactions with respect to Castle Associates are governed by the indentures under which the Castle Notes were issued.

    Trump, Ribis and certain affiliates have engaged in certain related party transactions with respect to THCR and its subsidiaries. See "Executive Compensation--Compensation Committee Interlocks and Insider
Participation--Certain Related Party Transactions--THCR," "--Plaza Associates," "--Taj Associates," "--Castle Associates" and "--Other Relationships."

    Plaza Associates, Taj Associates and Castle Associates have joint insurance coverage with other entities affiliated with Trump, for which the annual premiums paid by Plaza Associates, Taj Associates and Castle Associates was approximately $4.0 million for the year ended December 31, 1997.

    Plaza Associates leased portions of its Egg Harbor Parcel to Castle Associates. Lease payments by Castle Associates to Plaza Associates totaled $5,000 in 1996. Castle Associates did not make any lease payments to Plaza Associates in 1997.

    In November 1996, Castle Associates assigned to THCR Holdings, with the consent of Roger P. Wagner, Castle Associates' employment agreement with Mr. Wagner, pursuant to which Mr. Wagner served as the President and Chief Operating Officer of Castle Associates and TCHI. The assigned agreement provides for an annual salary of $375,000 reviewed on an annual basis. Mr. Wagner was the Acting General Manager of Trump Indiana and resigned his position with THCR Holdings in February 1998.

    INDEMNIFICATION AGREEMENTS. In addition to the indemnification provisions in THCR's and its subsidiaries' employment agreements (see "Executive Compensation--Employment Agreements"), certain former and current directors of Plaza Funding entered into separate indemnification agreements in May 1992 and June 1993 with Plaza Associates pursuant to which such persons are afforded the full benefits of the indemnification provisions of the partnership agreement governing Plaza Associates. Plaza Associates also entered into an indemnification trust agreement in November 1992 with Midlantic (the "Indemnification Trustee") pursuant to which the sum of $100,000 was deposited by Plaza Associates with the Indemnification Trustee for the benefit of the directors of Plaza Funding and certain former directors of Trump Plaza GP to provide a source for indemnification for such persons if Plaza Associates, Plaza Funding or Trump Plaza GP, as the case may be, fails to immediately honor a demand for indemnification by such persons. The indemnification agreements with the directors of Plaza Funding and directors of Trump Plaza GP were amended in June 1993 to provide, among other things, that Plaza Associates would (i) not terminate, amend or modify certain agreements in a manner which may adversely affect the rights or interests of such directors unless an additional sum of $600,000 was first deposited with the Indemnification Trustee, and (ii) maintain directors' and officers' insurance covering such persons during the ten-year term (subject to extension) of the indemnification agreements; provided, however, that if such insurance would not be available on a commercially practicable basis, Plaza Associates could, in lieu of obtaining such insurance, annually deposit an amount in a trust fund equal to $500,000 for the benefit of such directors; PROVIDED FURTHER that deposits relating to the failure to obtain such insurance shall not exceed $2.5 million. Such directors are covered by directors' and officers' insurance maintained by Plaza Associates. In June 1993, an additional sum of $600,000 was deposited with the Indemnification Trustee for the benefit of the directors of Plaza Funding and certain former directors of Trump Plaza GP.

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

    (b) REPORTS ON FORM 8-K. The Registrants did not file any reports on Form 8-K during the quarter ended December 31, 1997.

    (c) EXHIBITS.

EXHIBIT NO                                           DESCRIPTION OF EXHIBIT
-------------  ---------------------------------------------------------------------------------------------------

2.1(12)        Agreement, dated as of June 24, 1996, among Trump Hotels & Casino Resorts, Inc.,Trump Hotels &
               Casino Resorts Holdings, L.P., TC/GP, Inc., Trump's Castle Hotel & Casino, Inc. and Donald J.
               Trump.

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

EXHIBIT NO                                           DESCRIPTION OF EXHIBIT
-------------  ---------------------------------------------------------------------------------------------------
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

EXHIBIT NO                                           DESCRIPTION OF EXHIBIT
-------------  ---------------------------------------------------------------------------------------------------
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

4.31(11)       Warrants of Trump Hotels & Casino Resorts, Inc. issued to Donald J. Trump.

4.32(17)       Indenture, dated as of December 10, 1997, by and among Trump Atlantic City Associates and Trump
               Atlantic City Funding II, Inc., as issuers, Trump Atlantic City Corporation, Trump Casino Services,
               L.L.C., Trump Communications, L.L.C., Trump Plaza Associates and Trump Taj Mahal Associates, as
               guarantors, and U.S. Bank National Association, as trustee.

4.33(16)       Registration Rights Agreement, dated as of December 10, 1997, by and among Trump Atlantic City
               Associates and Trump Atlantic City Funding II, as issuers, Trump Atlantic City Corporation, Trump
               Casino Services, L.L.C., Trump Communications, L.L.C., Trump Plaza Associates and Trump Taj Mahal
               Associates as guarantors, and Donaldson, Lufkin & Jenrette Securities Corporation, as initial purchaser.

4.34(18)       Indenture, dated as of December 10, 1997, by and among Trump Atlantic City Associates and Trump
               Atlantic City Funding III, Inc., as issuers, Trump Atlantic City Corporation, Trump Casino
               Services, L.L.C., Trump Communications, L.L.C., Trump Plaza Associates and Trump Taj Mahal
               Associates, as guarantors, and U.S. Bank National Association, as trustee.

4.35(15)       Registration Rights Agreement, dated as of December 10, 1997, by and among Trump Atlantic City
               Associates and Trump Atlantic City Funding III, as issuers, Trump Atlantic City Corporation, Trump
               Casino Services, L.L.C., Trump Communications, L.L.C., Trump Plaza Associates and Trump Taj Mahal
               Associates, as guarantors, and Donaldson, Lufkin & Jenrette Securities Corporation, as initial purchaser.

4.36(18)       Indenture of Mortgage and Security Agreement dated as of December 10, 1997, by Trump Plaza
               Associates as mortgagor and U.S. Bank National Association (as Collateral Agent) as mortgagee.

4.37(18)       Indenture of Mortgage and Security Agreement dated as of December 10, 1997, by Trump Taj Mahal
               Associates as mortgagor and U.S. National Association (as Collateral Agent) as mortgagee.

4.38(18)       Assignment of Leases and Rents dated as of December 10, 1997, by Trump Plaza Associates as assignor and U.S. Bank National Association (as Collateral Agent) as assignee.

4.39(18)       Assignment of Leases and Rents dated as of December 10, 1997, by Trump Taj Mahal Associates as
               assignor and U.S. Bank National Association (as Collateral Agent) as assignee.

10.1-10.6      Intentionally omitted.

10.7(6)        Employment Agreement between Trump Plaza Associates and Barry Cregan.

EXHIBIT NO                                           DESCRIPTION OF EXHIBIT
-------------  ---------------------------------------------------------------------------------------------------
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

10.47.1(9)     1995 Stock Incentive Plan of Trump Hotels & Casino Resorts, Inc.

10.47.2(13)    Amendment No. 1 to Trump Hotels & Casino Resorts, Inc. 1995 Stock Incentive Plan.

10.50(8)       Acquisition Agreement, dated April 27, 1995, between Trump Oceanview, Inc. and The New Jersey
               Sports and Exposition Authority.

10.51.1(8)     Amended and Restated Partnership Agreement of Trump Hotels & Casino Resorts Holdings, L.P.

EXHIBIT NO                                           DESCRIPTION OF EXHIBIT
-------------  ---------------------------------------------------------------------------------------------------
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

10.61(10)      Voting Agreement between Donald J. Trump and Trump Hotels & Casino Resorts, Inc., dated January 8,
               1996.

10.63(11)      Third Amended and Restated Partnership Agreement of Trump Plaza Associates.

10.64(11)      Amended and Restated Partnership Agreement of Trump Atlantic City Associates.

10.65.1(13)    Services Agreement, dated as of July 8, 1996, among Trump Plaza Associates, Trump Taj Mahal
               Associates and Trump Casino Services, L.L.C.

EXHIBIT NO                                           DESCRIPTION OF EXHIBIT
-------------  ---------------------------------------------------------------------------------------------------
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

23             Independent Auditors' Consent of Arthur Andersen LLP.

27.1           Financial Data Schedule of Trump Hotels & Casino Resorts, Inc.

27.2           Financial Data Schedule of Trump Hotels & Casino Resorts Holdings, L.P.

27.3           Financial Data Schedule of Trump Hotels & Casino Resorts Funding Inc.

------------------------

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

(15) Incorporated herein by reference to the identically numbered Exhibit to the Registration Statement on Form S-4, Registration No. 333-43975, of Trump Atlantic City Associates and Trump Atlantic City Funding III, Inc.

(16) Incorporated herein by reference to the identically numbered Exhibit to the Registration Statement on Form S-4, Registration No. 333-43979, of Trump Atlantic City Associates and Trump Atlantic City Funding II, Inc.

(17) Incorporated herein by reference to the identically numbered Exhibit in Amendment No. 1 to Registration Statement on Form S-4, Registration No. 333-43979, of Trump Atlantic City Associates and Trump Atlantic City Funding II, Inc.

(18) Incorporated herein by reference to the identically numbered Exhibit to the Annual Report on Form 10-K of Trump Atlantic City Associates, Trump Atlantic City Funding, Inc., Trump Atlantic City Funding II, Inc. and Trump Atlantic City Funding III, Inc. for the year ended December 31, 1997.

    (d) FINANCIAL STATEMENT SCHEDULES. See "Financial Statements and Supplementary Data--Index to Financial Statements and Financial Statement Schedules" for a list of the financial statement schedules included in this Annual Report.

            IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

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

                                TRUMP HOTELS & CASINO RESORTS, INC.

                                BY:  /S/ NICHOLAS L. RIBIS
                                     -----------------------------------------
                                     Nicholas L. Ribis
                                     Title: President, Chief Executive Officer
                                     and Chief Financial Officer
                                     Date: March 31, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

     /s/ DONALD J. TRUMP        Chairman of the Board of
------------------------------    Directors                    March 31, 1998
       Donald J. Trump

                                President, Chief Executive
    /s/ NICHOLAS L. RIBIS         Officer and Director
------------------------------    (Principal Executive         March 31, 1998
      Nicholas L. Ribis           Officer)

                                Senior Vice President,
      /s/ R. BRUCE MCKEE          Corporate Finance and
------------------------------    Chief Financial Officer      March 31, 1998
        R. Bruce McKee            (Principal Accounting and
                                  Financial Officer)

    /s/ WALLACE B. ASKINS       Director
------------------------------                                 March 31, 1998
      Wallace B. Askins

      /s/ DON M. THOMAS         Director
------------------------------                                 March 31, 1998
        Don M. Thomas

      /s/ PETER M. RYAN         Director
------------------------------                                 March 31, 1998
        Peter M. Ryan

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

                                By:  TRUMP HOTELS & CASINO RESORTS, INC.
                                     its general partner

                                By:  /s/ NICHOLAS L. RIBIS
                                     -----------------------------------------
                                     Nicholas L. Ribis
                                     Title: President, Chief Executive Officer
                                     and Chief Financial Officer
                                     Date: March 31, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

     /s/ DONALD J. TRUMP        Chairman of the Board of
------------------------------    Directors                    March 31, 1998
       Donald J. Trump

                                President, Chief Executive
    /s/ NICHOLAS L. RIBIS         Officer and Director
------------------------------    (Principal Executive         March 31, 1998
      Nicholas L. Ribis           Officer)

                                Senior Vice President,
      /s/ R. BRUCE MCKEE          Corporate Finance and
------------------------------    Chief Financial Officer      March 31, 1998
        R. Bruce McKee            (Principal Accounting and
                                  Financial Officer)

    /s/ WALLACE B. ASKINS       Director
------------------------------                                 March 31, 1998
      Wallace B. Askins

      /s/ DON M. THOMAS         Director
------------------------------                                 March 31, 1998
        Don M. Thomas

      /s/ PETER M. RYAN         Director
------------------------------                                 March 31, 1998
        Peter M. Ryan

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

                                BY:  /S/ NICHOLAS L. RIBIS
                                     -----------------------------------------
                                     Nicholas L. Ribis
                                     Title: President, Chief Executive Officer
                                     and Chief Financial Officer
                                     Date: March 31, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

     /s/ DONALD J. TRUMP        Chairman of the Board of
------------------------------    Directors                    March 31, 1998
       Donald J. Trump

                                President, Chief Executive
    /s/ NICHOLAS L. RIBIS         Officer and Director
------------------------------    (Principal Executive         March 31, 1998
      Nicholas L. Ribis           Officer)

                                Senior Vice President,
      /s/ R. BRUCE MCKEE          Corporate Finance and
------------------------------    Chief Financial Officer      March 31, 1998
        R. Bruce McKee            (Principal Accounting and
                                  Financial Officer)

    /s/ WALLACE B. ASKINS       Director
------------------------------                                 March 31, 1998
      Wallace B. Askins

      /s/ DON M. THOMAS         Director
------------------------------                                 March 31, 1998
        Don M. Thomas

      /s/ PETER M. RYAN         Director
------------------------------                                 March 31, 1998
        Peter M. Ryan

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                               PAGE
                                                                                                             ---------

Trump Hotels & Casino Resorts, Inc.

  Report of Independent Public Accountants.................................................................        F-2

  Consolidated Balance Sheets as of December 31, 1996 and 1997.............................................        F-3

  Consolidated Statements of Operations for the period from inception (June 12, 1995) through December 31,
    1995 and for the years ended December 31, 1996 and 1997................................................        F-4

  Consolidated Statements of Stockholders' Equity for the period from inception (June 12, 1995) through
    December 31, 1995 and for the years ended December 31, 1996 and 1997...................................        F-5

  Consolidated Statements of Cash Flows for the period from inception (June 12, 1995) through December 31,
    1995 and for the years ended December 31, 1996 and 1997................................................        F-6

Trump Hotels & Casino Resorts Holdings, L.P.

  Report of Independent Public Accountants.................................................................        F-7

  Consolidated Balance Sheets as of December 31, 1996 and 1997.............................................        F-8

  Consolidated Statements of Operations for the period from inception (June 12, 1995) through December 31,
    1995 and for the years ended December 31, 1996 and 1997................................................        F-9

  Consolidated Statements of Partners' Capital for the period from inception (June 12, 1995) through
    December 31, 1995 and for the years ended December 31, 1996 and 1997...................................       F-10

  Consolidated Statements of Cash Flows for the period from inception (June 12, 1995) through December 31,
    1995 and for the years ended December 31, 1996 and 1997................................................       F-11

  Notes to Consolidated Financial Statements of Trump Hotels & Casino Resorts, Inc. and Trump Hotels &
    Casino Resorts Holdings, L.P...........................................................................       F-12

Financial Statement Schedules

  Reports of Independent Public Accountants................................................................        S-1

  Schedule II--Trump Hotels & Casino Resorts, Inc. and Trump Hotel & Casino Resorts Holdings, L.P.
    Valuation and Qualifying Accounts for the Period from Inception (June 12, 1995) to December 31, 1995
    and for the years ended December 31, 1996 and 1997.....................................................        S-3

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump Hotels & Casino Resorts, Inc.

    We have audited the accompanying consolidated balance sheets of Trump Hotels & Casino Resorts, Inc. (a Delaware corporation) as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from inception (June 12, 1995) through December 31, 1995 and for each of the two years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the management of Trump Hotels & Casino Resorts, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trump Hotels & Casino Resorts, Inc. as of December 31, 1996 and 1997, and the results of their operations and their cash flows for the period from inception (June 12, 1995) through December 31, 1995 and for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Roseland, New Jersey

February 5, 1998

                      TRUMP HOTELS & CASINO RESORTS, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1997

                                 (IN THOUSANDS)

                                                                                              1996       1997
                                                                                            ---------  ---------

                                                     ASSETS
CURRENT ASSETS:
    Cash & cash equivalents...............................................................  $ 175,749  $ 140,328
    Trade receivables, net of allowances for doubtful accounts of $19,087 and $18,625,
     respectively (Note 3)................................................................     46,781     55,745
    Accounts receivable, other (Note 3)...................................................      7,614     12,330
    Inventories...........................................................................     10,710     13,011
    Due from Affiliates (Note 8)..........................................................        207     14,113
    Prepaid expenses and other current assets.............................................     10,021     13,892
                                                                                            ---------  ---------
        Total current assets..............................................................    251,082    249,419
                                                                                            ---------  ---------
INVESTMENT IN BUFFINGTON HARBOR (Note 3)..................................................     45,782     43,535
INVESTMENT IN TRUMP'S CASTLE PIK NOTES (Note 4)...........................................     44,191     53,381
PROPERTY AND EQUIPMENT (Notes 2, 3 and 4):
    Land and land improvements............................................................    250,307    262,282
    Buildings and building improvements...................................................  1,685,721  1,740,287
    Riverboat.............................................................................     29,369     29,716
    Furniture, fixtures and equipment.....................................................    228,040    261,806
    Leasehold improvements................................................................      2,404      2,428
    Construction in progress..............................................................     24,679      5,169
                                                                                            ---------  ---------
                                                                                            2,220,520  2,301,688
    Less accumulated depreciation and amortization........................................   (211,259)  (296,937)
                                                                                            ---------  ---------
        Net property and equipment........................................................  2,009,261  2,004,751
                                                                                            ---------  ---------
CASH RESTRICTED FOR FUTURE CONSTRUCTION...................................................     --         13,000
DEFERRED BOND AND LOAN ISSUANCE COSTS, net of accumulated amortization of $6,781 and
  $14,561, respectively (Note 4)..........................................................     48,602     45,071
DUE FROM AFFILIATES.......................................................................      3,068      3,493
                                                                                            ---------  ---------
OTHER ASSETS (Note 6).....................................................................     53,657     60,659
                                                                                            ---------  ---------
        Total assets......................................................................  $2,455,643 $2,473,309
                                                                                            ---------  ---------
                                                                                            ---------  ---------
                                            LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
    Current maturities of long-term debt (Note 4).........................................  $  19,356  $  21,890
    Accounts payable......................................................................     36,563     36,293
    Accrued payroll.......................................................................     23,422     24,226
    Accrued interest payable..............................................................     28,393     29,038
    Due to affiliates (Note 8)............................................................      1,378        940
    Other accrued expenses................................................................     36,092     20,498
    Self insurance reserves (Note 6)......................................................     16,681     16,267
    Other current liabilities.............................................................      3,803     12,205
                                                                                            ---------  ---------
        Total current liabilities.........................................................    165,688    161,357
NON-CURRENT LIABILITIES:
    Long-Term debt, net of current maturities (Note 4)....................................  1,713,425  1,817,569
    Deferred income taxes.................................................................      4,272      4,272
    Other long-term liabilities...........................................................     11,559     12,808
                                                                                            ---------  ---------
      Total liabilities...................................................................  1,894,944  1,996,006
                                                                                            ---------  ---------
MINORITY INTEREST.........................................................................    172,604    148,418
COMMITMENTS AND CONTINGENCIES (Notes 6 and 9)
STOCKHOLDERS' EQUITY
    Preferred Stock, $1.00 par value, 1,000,000 shares authorized, none issued and
     outstanding in 1996 and 1997, respectively...........................................     --         --
    Common Stock, $.01 par value, 75,000,000 shares authorized, 24,140,090 and 24,206,756
     issued and outstanding in 1996 and 1997, respectively................................        241        242
    Class B Common Stock, $.01 par value, 1,000 shares authorized, issued and outstanding
     in 1996 and 1997, respectively.......................................................     --         --
    Additional paid-in capital............................................................    455,452    455,645
    Accumulated deficit...................................................................    (67,598)  (109,726)
    Less treasury stock, 1,706,500 shares of common stock, at cost (Note 11)..............     --        (17,276)
                                                                                            ---------  ---------
        Total stockholders' equity........................................................    388,095    328,885
                                                                                            ---------  ---------
        Total liabilities and stockholders' equity........................................  $2,455,643 $2,473,309
                                                                                            ---------  ---------
                                                                                            ---------  ---------

         The accompanying notes to financial statements are an integral part of these consolidated financial statements.

                      TRUMP HOTELS & CASINO RESORTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

  FOR THE PERIOD FROM INCEPTION (JUNE 12, 1995) THROUGH DECEMBER 31, 1995 AND
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       FOR THE PERIOD
                                                                       FROM INCEPTION
                                                                         (JUNE 12,
                                                                           1995)
                                                                          THROUGH
                                                                        DECEMBER 31,
                                                                            1995           1996          1997
                                                                       --------------  ------------  ------------
REVENUES:
    Gaming...........................................................   $    175,208   $    883,441  $  1,280,245
    Rooms............................................................         12,310         72,172       100,674
    Food and Beverage................................................         26,065        107,698       153,702
    Other............................................................          6,284         26,665        47,608
                                                                       --------------  ------------  ------------
        Gross Revenues...............................................        219,867      1,089,976     1,582,229
    Less--Promotional allowances.....................................         24,394        123,032       182,856
                                                                       --------------  ------------  ------------
        Net Revenues.................................................        195,473        966,944     1,399,373
                                                                       --------------  ------------  ------------
COSTS AND EXPENSES:
    Gaming...........................................................         95,533        537,770       810,329
    Rooms............................................................          1,305         23,471        31,062
    Food and Beverage................................................         11,178         35,500        49,971
    General and Administrative.......................................         44,792        192,082       271,110
    Depreciation and Amortization....................................          9,219         69,663        89,094
    Pre-opening......................................................             --         13,839            --
    Development Costs (Note 3).......................................             --             --         4,607
                                                                       --------------  ------------  ------------
                                                                             162,027        872,325     1,256,173
                                                                       --------------  ------------  ------------
        Income from operations.......................................         33,446         94,619       143,200
                                                                       --------------  ------------  ------------
NON-OPERATING INCOME AND (EXPENSE): (Note 5)
    Interest income..................................................          3,741         11,186         6,529
    Interest expense.................................................        (35,014)      (150,716)     (211,537)
    Other non-operating income (expense).............................         (4,094)        14,869        (1,028)
                                                                       --------------  ------------  ------------
                                                                             (35,367)      (124,661)     (206,036)
                                                                       --------------  ------------  ------------
Loss before equity in loss of Buffington Harbor, L.L.C.,
  extraordinary loss and minority interest...........................         (1,921)       (30,042)      (62,836)
Equity in loss of Buffington Harbor, L.L.C.(Note 3)..................             --           (925)       (3,478)
                                                                       --------------  ------------  ------------
Loss before extraordinary loss and minority interest.................         (1,921)       (30,967)      (66,314)
Extraordinary loss (Note 12).........................................             --        (60,732)           --
Minority Interest....................................................             --         26,022        24,186
                                                                       --------------  ------------  ------------
Net Loss.............................................................   $     (1,921)  $    (65,677) $    (42,128)
                                                                       --------------  ------------  ------------
                                                                       --------------  ------------  ------------
Basic Loss Per Share.................................................   $       (.19)  $      (3.27) $      (1.85)
                                                                       --------------  ------------  ------------
                                                                       --------------  ------------  ------------
Dilutive Loss Per Share..............................................   $       (.19)  $      (3.27) $      (1.85)
                                                                       --------------  ------------  ------------
                                                                       --------------  ------------  ------------
Average Number of Shares Outstanding.................................     10,133,333     20,081,122    22,794,921
                                                                       --------------  ------------  ------------
                                                                       --------------  ------------  ------------

         The accompanying notes to financial statements are an integral part of these consolidated financial statements.

                      TRUMP HOTELS & CASINO RESORTS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

  FOR THE PERIOD FROM INCEPTION (JUNE 12, 1995) THROUGH DECEMBER 31, 1995 AND
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                            NUMBER OF SHARES
                                        -------------------------               ADDITIONAL
                                                        CLASS B                   PAID IN    ACCUMULATED    TREASURY
                                           COMMON       COMMON       AMOUNT       CAPITAL      DEFICIT       STOCK       TOTAL
                                        ------------  -----------  -----------  -----------  ------------  ----------  ----------
Balance, June 12, 1995................       --            1,000    $  --       $   (75,543)  $   --       $   --      $  (75,543)
Proceeds from issuance of Common
  Stock...............................    10,000,000      --              100       126,748       --           --         126,848
Issuance of Stock Grant Award.........        66,667      --                1           933       --           --             934
Accretion of Phantom Stock Units......       --           --           --               273       --           --             273
Net Loss..............................       --           --           --           --            (1,921)      --          (1,921)
                                        ------------       -----        -----   -----------  ------------  ----------  ----------
Balance, December 31, 1995............    10,066,667       1,000          101        52,411       (1,921)      --          50,591
Proceeds from issuance of Common
  Stock...............................    13,250,000      --              132       385,930       --           --         386,062
Issuance of Common Stock pursuant to
  Taj Merger..........................       323,423      --                3         9,316       --           --           9,319
Issuance of Common Stock for
  acquisition of specified parcels....       500,000      --                5        10,495       --           --          10,500
Cancellation of Trump Note............       --           --           --            (3,167)      --           --          (3,167)
Accretion of Phantom Stock Units......       --           --           --               467       --           --             467
Net Loss..............................       --           --           --           --           (65,677)      --         (65,677)
                                        ------------       -----        -----   -----------  ------------  ----------  ----------
Balance, December 31, 1996............    24,140,090       1,000          241       455,452      (67,598)      --         388,095
Purchase of Treasury Stock, 1,706,500
  shares of THCR Common Stock, at
  cost................................       --           --           --           --            --          (17,276)    (17,276)
Accretion of Phantom Stock Units......       --           --           --               193       --           --             193
Issuance of Common Stock for Phantom
  Stock Units.........................        66,666      --                1       --            --           --               1
Net Loss..............................       --           --           --           --           (42,128)      --         (42,128)
                                        ------------       -----        -----   -----------  ------------  ----------  ----------
Balance, December 31, 1997............    24,206,756       1,000    $     242   $   455,645   $ (109,726)  $  (17,276) $  328,885
                                        ------------       -----        -----   -----------  ------------  ----------  ----------
                                        ------------       -----        -----   -----------  ------------  ----------  ----------

         The accompanying notes to financial statements are an integral part of these consolidated financial statements.

                      TRUMP HOTELS & CASINO RESORTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

    FOR THE PERIOD FROM INCEPTION (JUNE 12, 1995) THROUGH DECEMBER 31, 1995
               AND FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                                 (IN THOUSANDS)

                                                                          FOR THE PERIOD
                                                                          FROM INCEPTION
                                                                          (JUNE 12, 1995)
                                                                              THROUGH
                                                                         DECEMBER 31, 1995     1996       1997
                                                                         -----------------  ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss...........................................................      $  (1,921)     $  (65,677) $ (42,128)
    Adjustments to reconcile net loss to net cash flows (used in)
      provided by operating activities:
        Non Cash Charges:
        Issuance of stock grant awards and accretion of phantom stock
          units........................................................          1,207             467        194
        Issuance of debt in exchange for accrued interest..............             --           4,589     10,156
        Extraordinary loss.............................................             --          60,732         --
        Depreciation and amortization..................................          9,219          69,035     89,094
        Minority interest in net loss..................................             --         (26,022)   (24,186)
        Accretion of discount on mortgage notes and amortization of
          loan costs...................................................            818           7,475     11,062
        Provisions for losses on receivables...........................            559           9,140      9,160
        Equity in loss of Buffington Harbor L.L.C......................             --             925      3,478
        Interest income Castle-PIK notes...............................             --          (5,491)    (9,190)
        Utilization of CRDA credits and donations......................            320              --         86
        Valuation allowance of CRDA investments and amortization of
          Indiana gaming costs.........................................         (1,249)          3,371      8,858
        Increase in receivables........................................         (1,722)        (19,661)   (25,138)
        (Increase) decrease in inventories.............................            815             175     (2,301)
        Decrease (increase) due to affiliates, net.....................            367          (1,230)   (14,769)
        Decrease (increase) in prepaid expenses and other current
          assets.......................................................          6,518           1,129     (3,454)
        Decrease (increase) in other assets............................            507         (15,992)      (538)
        (Decrease) increase in accounts payable, accrued expenses, and
          other current liabilities....................................         (5,123)         16,866     (7,110)
        Increase (decrease) in accrued interest payable................        (19,534)        (33,499)       645
        Decrease in other long-term liabilities........................             --          (1,872)    (2,864)
                                                                         -----------------  ----------  ---------
            Net cash flows provided by (used in) operating
              activities...............................................         (9,219)          4,460      1,055
                                                                         -----------------  ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment, net............................       (115,430)       (245,424)   (79,246)
    Restricted cash....................................................        (52,043)         52,043    (13,000)
    Purchase of CRDA investments.......................................         (1,677)         (7,122)   (11,996)
    Investment in Buffington Harbor LLC................................        (21,823)        (24,884)    (1,231)
    Investment in Trump's Castle PIK Notes.............................             --         (38,700)        --
    Purchase of Taj Holding, net of cash received......................             --          46,714         --
    Purchase of Trump's Castle, net of cash received...................             --          17,604         --
                                                                         -----------------  ----------  ---------
            Net cash flows used in investing activities................       (190,973)       (199,769)  (105,473)
                                                                         -----------------  ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock.........................................             --              --    (17,276)
    Issuance of Common Stock, net......................................        126,848         386,062         --
    Issuance of Senior Secured Notes, net..............................        144,258              --         --
    Retirement of PIK Notes............................................        (81,746)             --         --
    Issuance of Trump AC Notes.........................................             --       1,200,000     95,605
    Retirement of long-term debt.......................................             --      (1,156,836)        --
    Retirement of NatWest loan.........................................             --         (36,500)        --
    Debt issuance costs................................................             --         (41,405)    (4,254)
    Issuance of note receivable........................................         (3,000)             --         --
    Debt payments--other...............................................         (4,186)        (39,187)   (21,518)
    Proceeds from other borrowings.....................................          9,040          39,716     16,440
                                                                         -----------------  ----------  ---------
            Net cash flows provided by financing activities............        191,214         351,850     68,997
                                                                         -----------------  ----------  ---------
Net (decrease) increase in cash and cash equivalents...................         (8,978)        156,541    (35,421)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......................         28,186          19,208    175,749
                                                                         -----------------  ----------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................      $  19,208      $  175,749  $ 140,328
                                                                         -----------------  ----------  ---------
                                                                         -----------------  ----------  ---------

         The accompanying notes to financial statements are an integral part of these consolidated financial statements.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump Hotels & Casino Resorts Holdings, L.P.:

    We have audited the accompanying consolidated balance sheets of Trump Hotels & Casino Resorts Holdings, L.P. (a Delaware limited partnership) and Subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, partners' capital and cash flows for the period from inception (June 12, 1995) through December 31, 1995 and for each of the two years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the management of Trump Hotels & Casino Resorts Holdings, L.P. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trump Hotels & Casino Resorts Holdings, L.P. and Subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for the period from inception (June 12, 1995) through December 31, 1995 and for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 5, 1998

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1997

                                 (IN THOUSANDS)

                                    ASSETS                                         1996        1997
                                                                                ----------  ----------
CURRENT ASSETS:
    Cash & cash equivalents...................................................  $  175,745  $  140,324
    Trade receivables, net of allowances for doubtful accounts of $19,087 and
      $18,625, respectively (Note 3)..........................................      46,781      55,745
    Accounts receivable, other (Note 3).......................................       7,614      12,330
    Inventories...............................................................      10,710      13,011
    Due from Affiliates (Note 8)..............................................         207      14,113
    Prepaid expenses and other current assets.................................      10,021      13,892
                                                                                ----------  ----------
        Total current assets..................................................     251,078     249,415
                                                                                ----------  ----------
INVESTMENT IN BUFFINGTON HARBOR (Note 3)......................................      45,782      43,535
INVESTMENT IN TRUMP'S CASTLE PIK NOTES (Note 4)...............................      44,191      53,381
PROPERTY AND EQUIPMENT (Notes 2, 3 and 4):
    Land and land improvements................................................     250,307     262,282
    Buildings and building improvements.......................................   1,685,721   1,740,287
    Riverboat.................................................................      29,369      29,716
    Furniture, fixtures and equipment.........................................     228,040     261,806
    Leasehold improvements....................................................       2,404       2,428
    Construction in progress..................................................      24,679       5,169
                                                                                ----------  ----------
                                                                                 2,220,520   2,301,688
    Less--accumulated depreciation and amortization...........................    (211,259)   (296,937)
                                                                                ----------  ----------
        Net property and equipment............................................   2,009,261   2,004,751
                                                                                ----------  ----------
CASH RESTRICTED FOR FUTURE CONSTRUCTION.......................................      --          13,000
DEFERRED BOND AND LOAN ISSUANCE COSTS, net of accumulated amortization of
  $6,781 and $14,561, respectively (Note 4)...................................      48,602      45,071
DUE FROM AFFILIATES (Note 8)..................................................       3,068       3,493
OTHER ASSETS (Note 6).........................................................      53,657      60,659
                                                                                ----------  ----------
        Total assets..........................................................  $2,455,639  $2,473,305
                                                                                ----------  ----------
                                                                                ----------  ----------
                           LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
    Current maturities of long-term debt (Note 4).............................  $   19,356  $   21,890
    Accounts payable..........................................................      36,563      36,293
    Accrued payroll...........................................................      23,422      24,226
    Accrued interest payable..................................................      28,393      29,038
    Due to affiliates (Note 8)................................................       1,378         940
    Other accrued expenses....................................................      36,092      20,498
    Self insurance reserves (Note 6)..........................................      16,681      16,267
    Other current liabilities.................................................       3,803      12,205
                                                                                ----------  ----------
        Total current liabilities.............................................     165,688     161,357
NON-CURRENT LIABILITIES:
    Long-term debt, net of current maturities (Note 4)........................   1,713,425   1,817,569
    Deferred income taxes.....................................................       4,272       4,272
    Other long-term liabilities...............................................      11,559      12,808
                                                                                ----------  ----------
        Total liabilities.....................................................   1,894,944   1,996,006
                                                                                ----------  ----------
COMMITMENTS AND CONTINGENCIES (Notes 6 and 9)
PARTNERS' CAPITAL
    Partners' capital.........................................................     652,503     652,503
    Accumulated deficit.......................................................     (91,808)   (157,928)
    Less treasury stock.......................................................      --         (17,276)
                                                                                ----------  ----------
        Total partners' capital...............................................     560,695     477,299
                                                                                ----------  ----------
        Total liabilities and partners' capital...............................  $2,455,639  $2,473,305
                                                                                ----------  ----------
                                                                                ----------  ----------

         The accompanying notes to financial statements are an integral part of these consolidated financial statements.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

  FOR THE PERIOD FROM INCEPTION (JUNE 12, 1995) THROUGH DECEMBER 31, 1995 AND
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                                 (IN THOUSANDS)

                                                                     FOR THE PERIOD
                                                                     FROM INCEPTION
                                                                     (JUNE 12, 1995)
                                                                         THROUGH
                                                                    DECEMBER 31, 1995      1996          1997
                                                                    -----------------  ------------  ------------
Revenues:
    Gaming........................................................     $   175,208     $    883,441  $  1,280,245
    Rooms.........................................................          12,310           72,172       100,674
    Food and Beverage.............................................          26,065          107,698       153,702
    Other.........................................................           6,284           26,665        47,608
                                                                          --------     ------------  ------------
        Gross Revenues............................................         219,867        1,089,976     1,582,229
    Less--Promotional allowances..................................          24,394          123,032       182,856
                                                                          --------     ------------  ------------
        Net Revenues..............................................         195,473          966,944     1,399,373
                                                                          --------     ------------  ------------
Costs and expenses:
    Gaming........................................................          95,533          537,770       810,329
    Rooms.........................................................           1,305           23,471        31,062
    Food and Beverage.............................................          11,178           35,500        49,971
    General and Administrative....................................          43,447          191,615       270,916
    Depreciation and Amortization.................................           9,219           69,663        89,094
    Pre-opening...................................................              --           13,839            --
    Development Costs (Note 3)....................................              --               --         4,607
                                                                          --------     ------------  ------------
                                                                           160,682          871,858     1,255,979
                                                                          --------     ------------  ------------
        Income from operations....................................          34,791           95,086       143,394
                                                                          --------     ------------  ------------
Non-operating income and income (expense) (Note 5):
    Interest income...............................................           3,741           11,186         6,529
    Interest expense..............................................         (35,014)        (150,716)     (211,537)
    Other non-operating income (expense)..........................          (4,094)          14,869        (1,028)
                                                                          --------     ------------  ------------
                                                                           (35,367)        (124,661)     (206,036)
                                                                          --------     ------------  ------------
Loss before equity in loss of Buffington Harbor, L.L.C. and
  extraordinary loss..............................................            (576)         (29,575)      (62,642)
Equity in loss of Buffington Harbor, L.L.C. (Note 3)..............              --             (925)       (3,478)
                                                                          --------     ------------  ------------
Loss before extraordinary loss....................................            (576)         (30,500)      (66,120)
Extraordinary loss (Note 12)......................................              --          (60,732)           --
                                                                          --------     ------------  ------------
Net loss..........................................................     $      (576)    $    (91,232) $    (66,120)
                                                                          --------     ------------  ------------
                                                                          --------     ------------  ------------

         The accompanying notes to financial statements are an integral part of these consolidated financial statements.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

  FOR THE PERIOD FROM INCEPTION (JUNE 12, 1995) THROUGH DECEMBER 31, 1995 AND
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                                                             PARTNERS'   ACCUMULATED        THCR
                                                              CAPITAL      DEFICIT      COMMON STOCK     TOTAL
                                                             ----------  ------------  --------------  ----------
Balance, June 12, 1995.....................................  $  (75,543)          --             --    $  (75,543)
Capital Contributed by THCR (Note 1).......................     126,848           --             --       126,848
Net Loss...................................................          --         (576)            --          (576)
                                                             ----------  ------------  --------------  ----------
Balance, December 31, 1995.................................      51,305         (576)            --        50,729
Contributed Capital--Taj Merger (Note 1)...................     436,381           --             --       436,381
Cancellation of Trump Note (Note 7)........................      (3,167)          --             --        (3,167)
Distributions to THCR......................................        (142)          --             --          (142)
Contributed Capital--Trump Castle Merger (Note 1)..........     168,126           --             --       168,126
Net Loss...................................................          --      (91,232)            --       (91,232)
                                                             ----------  ------------  --------------  ----------
Balance, December 31, 1996.................................     652,503      (91,808)            --       560,695
Purchase of 1,706,500 shares of THCR Common Stock..........          --           --        (17,276)      (17,276)
Net Loss...................................................          --      (66,120)            --       (66,120)
                                                             ----------  ------------  --------------  ----------
Balance, December 31, 1997.................................  $  652,503   $ (157,928)    $  (17,276)   $  477,299
                                                             ----------  ------------  --------------  ----------
                                                             ----------  ------------  --------------  ----------

         The accompanying notes to financial statements are an integral part of these consolidated financial statements.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

    FOR THE PERIOD FROM INCEPTION (JUNE 12, 1995) THROUGH DECEMBER 31, 1995
               AND FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                                 (IN THOUSANDS)

                                                                                FOR THE PERIOD
                                                                                FROM INCEPTION
                                                                                  (JUNE 12,
                                                                                    1995)
                                                                                   THROUGH
                                                                                 DECEMBER 31,
                                                                                     1995          1996       1997
                                                                                --------------  ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss....................................................................    $     (576)   $  (91,232) $ (66,120)
  Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities:
    Non Cash Charges:
      Issuance of debt in exchange for accrued interest.......................        --             4,589     10,156
      Extraordinary loss......................................................        --            60,732     --
      Depreciation and amortization...........................................         9,219        69,035     89,094
      Accretion of discount on mortgage notes and amortization of loan
        costs.................................................................           818         7,475     11,062
      Provisions for losses on receivables....................................           559         9,140      9,160
      Equity in loss of Buffington Harbor L.L.C...............................        --               925      3,478
      Interest income Castle-PIK notes........................................        --            (5,491)    (9,190)
      Utilization of CRDA credits and donations...............................           320        --             86
      Valuation allowance of CRDA investments and amortization of Indiana
        gaming costs..........................................................        (1,249)        3,371      8,858
      Increase in receivables.................................................        (1,722)      (19,661)   (25,138)
      (Increase) decrease in inventories......................................           815           175     (2,301)
      Decrease (increase) due to affiliates, net..............................           157        (1,020)   (14,769)
      Decrease (increase) in prepaid expenses and other current assets........         6,581         1,066     (3,454)
      Decrease (increase) in other assets.....................................           507       (15,992)      (538)
      (Decrease) increase in accounts payable, accrued expenses, and other
        current liabilities...................................................        (5,123)       16,866     (7,110)
      Increase (decrease) in accrued interest payable.........................       (19,534)      (33,499)       645
      Decrease in other long-term liabilities.................................        --            (1,872)    (2,864)
                                                                                --------------  ----------  ---------
        Net cash flows provided by (used in) operating activities.............        (9,228)        4,607      1,055
                                                                                --------------  ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net.....................................      (115,430)     (245,424)   (79,246)
  Restricted cash.............................................................       (52,043)       52,043    (13,000)
  Purchase of CRDA investments................................................        (1,677)       (7,122)   (11,996)
  Investment in Buffington Harbor LLC.........................................       (21,823)      (24,884)    (1,231)
  Investment in Trump(1)s Castle PIK Notes....................................        --           (38,700)    --
  Purchase of Taj Holding, net of cash received...............................        --            46,714     --
  Purchase of Trump(1)s Castle, net of cash received..........................        --            17,604     --
                                                                                --------------  ----------  ---------
        Net cash flows used in investing activities...........................      (190,973)     (199,769)  (105,473)
                                                                                --------------  ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of THCR Common Stock...............................................        --            --        (17,276)
  Contributed capital.........................................................       126,848       385,920     --
  Issuance of Senior Secured Notes, net.......................................       144,258        --         --
  Retirement of PIK Notes.....................................................       (81,746)       --         --
  Issuance of Trump AC Notes..................................................        --         1,200,000     95,605
  Retirement of long-term debt................................................        --        (1,156,836)    --
  Retirement of NatWest loan..................................................        --           (36,500)    --
  Debt issuance costs.........................................................        --           (41,405)    (4,254)
  Issuance of note receivable.................................................        (3,000)       --         --
  Debt payments-other.........................................................        (4,186)      (39,187)   (21,518)
  Proceeds from other borrowings..............................................         9,040        39,716     16,440
                                                                                --------------  ----------  ---------
        Net cash flows provided by financing activities.......................       191,214       351,708     68,997
                                                                                --------------  ----------  ---------
Net increase (decrease) in cash and cash equivalents..........................        (8,987)      156,546    (35,421)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..............................        28,186        19,199    175,745
                                                                                --------------  ----------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD....................................    $   19,199    $  175,745  $ 140,324
                                                                                --------------  ----------  ---------
                                                                                --------------  ----------  ---------

         The accompanying notes to financial statements are an integral part of these consolidated financial statements.

                      TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

(1) ORGANIZATION AND OPERATIONS

    The accompanying consolidated financial statements include those of Trump Hotels & Casino Resorts, Inc. ("THCR"), a Delaware corporation, and Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings"), and Subsidiaries. THCR Holdings is an entity which is currently owned approximately 63.4% by THCR as both a general and limited partner, and approximately 36.6% by Donald J. Trump ("Trump"), as a limited partner. Trump's limited partnership interest in THCR Holdings represents his economic interests in the assets and operations of THCR Holdings. Such limited partnership interest is convertible at Trump's option into 13,918,723 shares of THCR's common stock, par value $.01 per share (the "THCR Common Stock") (subject to certain adjustments) representing approximately 38.2% of the outstanding shares of THCR Common Stock. Accordingly, the accompanying consolidated financial statements include those of (i) THCR and its 63.4% owned subsidiary, THCR Holdings, and
(ii) THCR Holdings and its wholly owned subsidiaries:

    - Trump Atlantic City Associates ("Trump AC") and its subsidiaries, Trump Plaza Associates ("Plaza Associates"), Trump Taj Mahal Associates ("Taj Associates"), Trump Atlantic City Funding, Inc. ("Trump AC Funding"), Trump Atlantic City Funding II, Inc. ("Trump AC Funding II"), Trump Atlantic City Funding III, Inc. ("Trump AC III"), Trump Atlantic City Corporation ("TACC"), Trump Casino Services, L.L.C. ("Trump Services"), and Trump Communications, L.L.C. Plaza Associates owns and operates the Trump Plaza Hotel and Casino ("Trump Plaza") located in Atlantic City, New Jersey. Taj Associates owns and operates the Trump Taj Mahal Casino Resort (the "Taj Mahal"), located in Atlantic City, New Jersey. Taj Associates was acquired on April 17, 1996.

    - Trump Indiana, Inc. ("Trump Indiana"), which commenced operations on June 8, 1996, owns and operates a riverboat gaming facility at Buffington Harbor, on Lake Michigan, Indiana (the "Indiana Riverboat").

    - Trump's Castle Associates, L.P. ("Castle Associates"), which was acquired on October 7, 1996. Castle Associates owns and operates Trump Marina Hotel Casino ("Trump Marina") located in Atlantic City, New Jersey.

    - Trump Hotels & Casino Resorts Funding, Inc. ("THCR Funding"), the issuer of $145,000,000 15 1/2% Senior Secured Notes, due 2005 (the "Senior Notes").

    THCR and THCR Holdings commenced operations on June 12, 1995. THCR, THCR Holdings and THCR Funding have no operations and their ability to service their debt is dependent on the successful operations of Trump AC, Trump Indiana and Castle Associates. THCR, through THCR Holdings and its subsidiaries, is the exclusive vehicle through which Trump engages in new gaming activities in emerging or established gaming jurisdictions.

    All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

(2) PUBLIC OFFERINGS AND MERGER

    On June 12, 1995, THCR completed a public offering of 10,000,000 shares of common stock at $14.00 per share (the "Stock Offering") for gross proceeds of $140,000,000. Concurrent with the Stock Offering,

                      TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

(2) PUBLIC OFFERINGS AND MERGER (CONTINUED)
THCR Holdings, together with its subsidiary, THCR Funding, issued the 1995 Senior Notes for gross proceeds of $155,000,000 (the "Note Offering" and, together with the 1995 Stock Offerings, the "1995 Offerings"). From the proceeds of the 1995 Stock Offering, THCR contributed $126,848,000 to THCR Holdings, in exchange for an approximately 60% general partnership interest in THCR Holdings.

    Prior to the 1995 Offerings, Trump was the sole stockholder of THCR and sole beneficial owner of THCR Holdings. Concurrent with the 1995 Offerings, Trump contributed to THCR Holdings his 100% beneficial interest in Plaza Associates. Trump also contributed to THCR Holdings all of his existing interests and rights to new gaming activities in both emerging and established gaming jurisdictions, including Trump Indiana but excluding his interests in Taj Associates and Castle Associates. In exchange for his contributions to THCR Holdings, Trump received an approximate 40% limited partnership interest in THCR Holdings.

    On April 17, 1996, pursuant to the Agreement and Plan of Merger, as amended (the "Taj Merger Agreement"), pursuant to which a wholly owned subsidiary of THCR was merged (the "Taj Merger") with and into Taj Mahal Holding Corp., now known as THCR Holding Corp. ("Taj Holding"), each outstanding share of Class A Common Stock of Taj Holding (the "Taj Holding Class A Common Stock"), which in the aggregate represented 50% of the economic interest in Taj Associates, was converted into the right to receive, at each holder's election, either (a) $30 in cash or (b) that number of shares of THCR Common Stock having a market value equal to $30. Trump held the remaining 50% interest in Taj Associates and contributed such interest in Taj Associates to Trump AC in exchange for limited partnership interests in THCR Holdings. In addition, the outstanding shares of Taj Holding's Class C Common Stock, all of which were held by Trump, were canceled in connection with the Taj Merger. The following transactions occurred in connection with the Taj Merger (collectively referred to as the "Taj Merger Transaction"):

        (a) the payment of an aggregate of $31,181,000 in cash and the issuance of 323,423 shares of THCR Common Stock to the holders of Taj Holding Class A Common Stock;

        (b) the contribution by Trump to Trump AC of all of his direct and indirect ownership interests in Taj Associates, and the contribution by THCR to Trump AC of all of its indirect ownership interests in Taj Associates acquired in the Taj Merger;

        (c) the public offerings by (i) THCR of 13,250,000 shares of THCR Common Stock (the "1996 Stock Offering") for net proceeds of $386,062,000 and (ii) Trump AC and Trump Atlantic City Funding, Inc. ("Trump AC Funding"), of $1,200,000,000 aggregate principal amount of 11 1/4% First Mortgage Notes due 2006 (the "Trump AC Mortgage Notes") (the "1996 Notes Offering" and, together with the 1996 Stock Offering, the "1996 Offerings");

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

        (e) the redemption of the outstanding 11.35% Mortgage Bonds, Series A, due 1999 of Trump Taj Mahal Funding, Inc. (the "Taj Bonds");

        (f) the retirement of the outstanding 10 7/8% Mortgage Notes due 2001 of Trump Plaza Funding, Inc.;

                      TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

(2) PUBLIC OFFERINGS AND MERGER (CONTINUED)
        (g) the satisfaction of the indebtedness of Taj Associates under its loan agreement with National Westminster Bank USA;

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

                      TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

(2) PUBLIC OFFERINGS AND MERGER (CONTINUED)
    In connection with the Taj Merger Transaction, THCR purchased the Specified Parcels from Trump Taj Mahal Realty Corp., a corporation owned by Trump, and Taj Associates was released from its guarantee to First Union National Bank (the "Guarantee"). The aggregate cost of acquiring the Specified Parcels was $50,600,000 in cash and 500,000 shares of THCR Common Stock valued at $10,500,000 (an average value of $21.00 per share). The obligation of Taj Associates which had been accrued with respect to the Guarantee ($17,923,000) was eliminated. In addition, THCR exercised the option to purchase a tower adjacent to Trump Plaza's main tower ("Trump Plaza East") for $28,084,000, which amount has been included in land and building.

    On October 7, 1996, THCR Holdings acquired from Trump all of his outstanding equity interest in Castle Associates (the "Castle Acquisition") pursuant to the terms of the Agreement dated as of June 24, 1996, as amended (the "Castle Agreement"), by and among THCR, THCR Holdings, Trump Casinos II, Inc., formerly known as TC/GP, Inc. ("TCI-II"), Trump's Castle Hotel & Casino, Inc. ("TCHI") and Trump.

    On October 7, 1996, the closing date of the Castle Acquisition, the following transactions were effected:

        (a) Trump contributed to THCR Holdings his 61.5% equity interest in Castle Associates, in consideration of which he received a 9.52854% limited partnership interest in THCR Holdings, exchangeable into 3,626,450 shares of THCR Common Stock (valuing each share at $28.80) (the "THCR Stock Contribution Value");

        (b) TCI-II contributed to THCR Holdings its 37.5% equity interest in Castle Associates, in consideration of which it received a 5.81009% limited partnership interest in THCR Holdings, exchangeable into 2,211,250 shares of THCR Common Stock (valuing each share at the THCR Stock Contribution Value); and

        (c) THCR-TCHI Merger Corp., a Delaware corporation and a wholly owned subsidiary of THCR Holdings, merged with and into TCHI (holder of 1% equity interest in Castle Associates) whereupon (i) each holder of common stock of TCHI and (ii) each holder of the outstanding warrants (the "Castle Warrants") received an aggregate of $1,769,000 in cash.

    In the aggregate, Trump received a limited partnership interest in THCR Holdings convertible into 5,837,700 shares of THCR Common Stock. The contribution by Trump of his equity interests was valued at $168,126,000 (valuing each share at the THCR Stock Contribution Value).

    The Castle Acquisition was accounted for as a "purchase" for accounting and reporting purposes and the results of Castle Associates were included in the accompanying financial statements since the date of acquisition. Accordingly the excess of the purchase price over the fair value of the net assets acquired ($196,109,000), was allocated to land ($38,438,000) and building ($157,671,000)
based on an appraisal on a pro rata basis, and consisted of the following:

        (a) $168,126,000 representing the value assigned to the 5,837,700 shares of THCR Common Stock received by Trump for the contribution of his equity interests;

                      TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

(2) PUBLIC OFFERINGS AND MERGER (CONTINUED)
        (b) $1,769,000 in cash, representing the amounts paid for the shares of TCHI Common Stock and outstanding Castle Warrants;

        (c) $20,714,000, representing the negative book value of Castle Associates at the date of the Acquisition; and

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

    Unaudited pro forma information, assuming that the Taj Merger and the Castle Acquisition had occurred on January 1, 1996, is as follows:

                                                                                YEAR ENDED
                                                                             DECEMBER 31, 1996
                                                                             -----------------
Net revenues...............................................................   $ 1,327,637,000

Income from operations.....................................................       104,625,000

Loss before extraordinary loss.............................................       (87,006,000)
Extraordinary loss.........................................................       (60,732,000)
                                                                             -----------------
Loss before Minority Interest..............................................      (147,738,000)
Minority Interest..........................................................        36,364,000
                                                                             -----------------
Net loss...................................................................   $  (111,374,000)
                                                                             -----------------
Basic loss per share.......................................................   $         (4.60)
                                                                             -----------------
Diluted loss per share.....................................................   $         (4.60)

    The pro forma information is presented for informational purposes only and does not purport to present what the results of operations would have been had the Taj Merger Transaction and the Castle Acquisition, in fact, occurred on January 1, 1996 or to project the results of operations for any future period.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION AND BASIS OF PRESENTATION

    THCR has no operations, except for its ownership of Plaza Associates, Taj Associates, Castle Associates and Trump Indiana. Through these entities Trump Holdings operates luxury casino hotels located in Atlantic City, New Jersey and a luxury riverboat gaming facility at Buffington Harbor, on Lake Michigan, Indiana. A substantial portion of THCR's revenues are derived from its gaming operations. Competition in the Atlantic City and Indiana casino markets is intense and management believes that this competition will continue as more casinos are opened and new entrants into the gaming industry become operational.

                      TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

    PROMOTIONAL ALLOWANCES

    The retail value of accommodations, food, beverage and other services provided to customers without charge is included in gross revenue and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in gaming costs and expenses as follows:

                                        FOR THE PERIOD
                                        FROM INCEPTION
                                        (JUNE 12, 1995)
                                            THROUGH          YEAR ENDED         YEAR ENDED
                                       DECEMBER 31, 1995  DECEMBER 31, 1996  DECEMBER 31,1997
                                       -----------------  -----------------  ----------------
Rooms................................    $   3,075,000      $  17,340,000     $   30,432,000
Food and beverage....................       10,301,000         60,123,000         86,833,000
Other................................        2,574,000         10,983,000         21,401,000
                                       -----------------  -----------------  ----------------
                                         $  15,950,000      $  88,446,000     $  138,666,000
                                       -----------------  -----------------  ----------------
                                       -----------------  -----------------  ----------------

    INVENTORIES

    Inventories of provisions and supplies are carried at the lower of cost (weighted average) or market.

                      TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PROPERTY AND EQUIPMENT

    Property and equipment is carried at cost and is depreciated on the straight-line method using rates based on the following estimated useful lives:

Buildings and building improvements..............................   40 years
Vessel...........................................................   30 years
                                                                        3-10
Furniture, fixtures and equipment................................      years
                                                                        4-40
Leasehold improvements...........................................      years

    Interest associated with borrowings used to finance construction projects has been capitalized and is being amortized over the estimated useful lives of the assets. Interest of approximately $529,000, $459,000 and $101,000 was capitalized in 1995, 1996 and 1997, respectively.

    During the second quarter of 1997, Taj Associates, Plaza Associates and Castle Associates revised their estimates for the useful lives of buildings, building improvements, furniture and fixtures which were acquired in 1996. Building and building improvements were re-evaluated to have a forty year life and furniture and fixtures were determined to have a seven year life. During the third quarter 1997, Trump Indiana revised its estimates of the useful life of the riverboat and its improvements from fifteen to thirty years. THCR believes these changes more appropriately reflect the timing of the economic benefits to be received from these assets during their estimated useful lives. For the year ended December 31, 1997, the net effect of applying these new lives was to decrease THCR Holdings' and THCR's net loss by $10,458,000 and $6,634,000, respectively, and decrease basic loss per share by $.29.

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

    LONG-LIVED ASSETS

    The provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets" ("SFAS No. 121") requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment of long-lived assets exists if, at a minimum, the future expected cash flows (undiscounted and without interest charges) from an entity's

                      TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) operations are less than the carrying value of these assets. As a result of its review, THCR does not believe that any such changes have occurred.

    INCOME TAXES

    Income taxes are recorded in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates.

    The accompanying financial statements do not include a provision for federal income taxes since (i) Plaza Associates', Taj Associates' and Castle Associates' income or losses are allocated to the partners and are reportable for federal income tax purposes by the partners, and (ii) Trump Indiana, which is a C Corporation, had no taxable income for financial reporting purposes for the years ended December 31, 1996 and 1997.

    Under the New Jersey Casino Control Act (the "Casino Control Act"), Plaza Associates, Taj Associates and Castle Associates are required to file a New Jersey corporation business tax return. No provision (benefit) for state income taxes has been reflected in the accompanying consolidated financial statements of THCR Holdings, since for state income tax purposes, available net operating loss carryforwards have been utilized to offset taxable income, if any. As of December 31, 1997, Plaza Associates, Taj Associates and Castle Associates had net operating loss carryforward of approximately $100,000,000, $225,000,000 and $171,600,000, respectively, for New Jersey State Income Tax purposes. No tax benefits have been reflected in the accompanying financial statements for Plaza Associates, Taj Associates and Castle Associates operating loss carryforwards as utilization of such carryforwards is not considered more likely than not.

    STATEMENTS OF CASH FLOWS

    For purposes of the statements of cash flows, cash and cash equivalents include hotel and casino funds, funds on deposit with banks and temporary investments purchased with a maturity of three months or less.

                                                                FOR THE PERIOD
                                                                FROM INCEPTION
                                                                (JUNE 12, 1995)
                                                                    THROUGH
                                                               DECEMBER 31, 1995       1996            1997
                                                               -----------------  --------------  --------------
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest.......................    $  48,768,000    $  182,333,000  $  190,086,000
Cash paid during the year for state and Federal taxes........                          1,000,000       1,050,000
Equipment purchased under capital leases.....................                         12,385,000       3,569,000

                      TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Supplemental Schedule of noncash investing and financing activities:

    During 1996, THCR purchased all of the capital stock of Taj Holding for $31,181,000 in cash and 323,423 shares of its common stock value at $9,319,000 In addition, the contribution by Trump of his 50% interest in Taj Associates amounting to $40,500,000 was reflected as minority interest, net of $10,000,000 distribution to Bankers Trust. In conjunction with the acquisition, the accumulated deficit amounting to $108,574,000 was reflected as an increase to Property, Plant & Equipment. This transaction has been recorded by THCR Holdings.

Fair value of assets acquired................................  $1,005,816,000
Cash paid for the capital stock and payment to Bankers
  Trust......................................................    (41,181,000)
Minority interest of Trump...................................    (30,500,000)
                                                               -------------
    Liabilities Assumed......................................  $ 934,135,000
                                                               -------------
                                                               -------------

    THCR issued 5,837,700 shares of THCR Common Stock valued at $168,126,000 and paid $1,769,000 in cash in connection with the purchase of Trump's Castle. In connection with the acquisition, the accumulated deficit amounting to $20,714,000 was recorded as an increase to Property, Plant & Equipment.

Fair value of assets acquired.................................  $385,951,000
Cash paid for the THCR Common Stock...........................   (1,769,000)
                                                                -----------
    Liabilities Assumed.......................................  $384,182,000
                                                                -----------
                                                                -----------

    In connection with the purchase of the Specified Parcels in 1996, THCR issued 500,000 shares of its common stock valued at $10,500,000 and contributed the specified parcels to THCR Holdings.

    A note receivable from Trump in the amount of $3,167,000 was forgiven.

    BASIC LOSS PER SHARE

    In the fourth quarter of 1997, THCR adopted Statement of Financial Accounting Standards Board, Statement No. 128 "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 requires the presentation in the consolidated statement of operations for all years presented of both basic and to the extent applicable, dilutive earnings per share. Basic loss per share calculated under this Statement does not differ from earnings per share reported in prior periods.

    Basic loss per share is based on the weighted average number of shares of THCR common stock outstanding, including phantom stock units granted to the President, Chief Executive Officer and Chief Financial Officer (see Note 9). Diluted earnings per share are the same as basic earnings per share as common stock equivalents have not been included as they would be anti-dilutive. The shares of THCR Class B Common Stock owned by Trump have no economic interest and therefore are not considered in the calculation of weighted average shares outstanding.

                      TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    DEFERRED FINANCING COSTS

    Deferred financing costs associated with the issuance of debt are being amortized using the effective interest method over the terms of the related debt.

    DEVELOPMENT COSTS

    Costs associated with new casino developments are deferred and written off upon opening or termination of the project. At December 31, 1997, development costs of $2,950,000 are included in other assets.

    RECLASSIFICATIONS

    Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

(4) LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                                 DECEMBER 31,      DECEMBER 31,
                                                                                     1996              1997
                                                                               ----------------  ----------------
Trump AC Funding 11 1/4% First Mortgage Notes, due 2006 (a)..................  $  1,200,000,000  $  1,200,000,000
Trump AC Funding II 11 1/4% First Mortgage Notes, due 2006, net of
  unamortized discount of $2,900,000 (b).....................................                --        72,100,000
Trump AC Funding III 11 1/4% First Mortgage Notes due 2006, net of
  unamortized discount of $1,427,000 (b).....................................                --        23,573,000
THCR Holdings 15 1/2% Senior Secured Notes due 2005 (c)......................       145,000,000       145,000,000
Castle Associates 11 3/4% Mortgage Notes due 2003, net of unamortized
  discount of $33,071,000 and $30,170,000, respectively (d)..................       209,070,000       211,971,000
Castle Associates Pay-In-Kind 13 7/8% Notes (Castle PIK Notes) due 2005, net
  of unamortized discount of $7,509,000 and $7,197,000, respectively (e).....        63,231,000        73,699,000
Castle Associates Term Loan (f)..............................................        34,833,000        32,933,000
Castle Associates Senior Notes (g)...........................................        27,000,000        27,000,000
Trump Indiana (h)............................................................        29,453,000        36,875,000
Other notes payable (i)......................................................        24,194,000        16,308,000
                                                                               ----------------  ----------------
                                                                                  1,732,781,000     1,839,459,000
    Less--current maturities.................................................        19,356,000        21,890,000
                                                                               ----------------  ----------------
                                                                               $  1,713,425,000  $  1,817,569,000
                                                                               ----------------  ----------------
                                                                               ----------------  ----------------

(a) On April 17, 1996 Trump AC together with Trump AC Funding issued the Trump AC Mortgage Notes in the aggregate principal amount of $1,200,000,000 which bear interest at 11 1/4% and are due May 1, 2006. Interest on the Trump AC Mortgage Notes is due semiannually. The Trump AC Mortgage Notes are guaranteed as to payment of principal and interest, jointly and severally, by Taj Associates, Plaza

                      TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

(4) LONG-TERM DEBT (CONTINUED)
    Associates, Trump AC and all future subsidiaries of Trump AC (other than Trump AC Funding). The Trump AC Mortgage Notes are jointly and severally secured by mortgages representing a first lien and security interest on substantially all the assets of Taj Associates and Plaza Associates.

   The indenture pursuant to which the Trump AC Mortgage Notes were issued restricts the ability of Trump AC and its subsidiaries to make distributions or to pay dividends, as the case may be, unless certain financial ratios are achieved. In addition, the ability of Plaza Associates and Taj Associates to make payments of dividends or distributions (except for payment of interest) through Trump AC to THCR Holdings may be restricted by the CCC.

(b) On December 10, 1997, Trump AC together with Trump AC Funding II and Trump AC Funding III issued the Trump AC Mortgage Notes in an aggregate principal amount of $75,000,000 and $25,000,000, respectively, which bear interest at 11 1/4% and are due May 1, 2006. Interest on the Trump AC Mortgage Notes is due semi-annually. The Trump AC Mortgage Notes are guaranteed as to payment of principal and interest jointly and severally by Taj Associates, Plaza Associates, Trump AC and all future subsidiaries of Trump AC (other than Trump AC Funding, Trump AC Funding II and Trump AC Funding III). The Trump AC Mortgage Notes are jointly and severally secured by mortgages representing a first lien and security interest on substantially all of the assets of Taj Associates and Plaza Associates.

(c) On June 12, 1995, THCR Holdings and THCR Funding issued $155,000,000 principal amount of Senior Notes. The Senior Notes are redeemable in cash at the option of THCR Holdings and THCR Funding, in whole or in part, at any time on or after June 15, 2000 at redemption prices as defined and mature in 2005. Interest on these notes is payable semiannually at 15 1/2%, and is secured by substantially all of the assets of THCR Holdings. During 1996, THCR Holdings redeemed $10,000,000 of the Senior Notes for $11,600,000. This resulted in an extraordinary loss of $1,600,000.

(d) The Castle Mortgage Notes bear interest, payable in cash, semiannually, at 11 3/4% and mature on November 15, 2003. The Castle Mortgage Notes may be redeemed at Castle Funding's option at a specified percentage of the principal amount commencing in 1998. The Castle Mortgage Notes are secured by a mortgage on Trump's Castle and substantially all of the other assets of Castle Associates. The Castle Mortgage Notes are expressly subordinated to the indebtedness described in (g) (the "Senior Notes") and the liens of the mortgages securing the Castle Mortgage Notes are subordinate to the liens securing the Senior Notes. The terms of the Castle Mortgage Notes include limitations on the amount of additional indebtedness Castle Associates may incur, distributions of Partnership capital, investments, and other business activities.

(e) The Castle PIK Notes bear interest, payable at Castle Funding's option, in whole or in part in cash and through the issuance of additional Castle PIK Notes, semiannually at the rate of 13 7/8% through November 15, 2003. After November 15, 2003, interest on the Castle PIK Notes is payable in cash at the rate of 13 7/8%. The Castle PIK Notes mature on November 15, 2005 and may be redeemed at Castle Funding's option at 100% of the principal amount under certain conditions, as defined in the PIK Note Indenture, and are required to be redeemed from a specified percentage of any equity offering which includes Castle Associates. Interest on the Castle PIK Notes has been accrued using the effective interest method.

                      TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

(4) LONG-TERM DEBT (CONTINUED)
   On May 21, 1996, THCR Holdings acquired approximately 90% of the outstanding
    Castle PIK Notes for approximately $38,700,000, in exchange for which THCR Holdings received an aggregate of approximately $59,300,000 of Castle PIK Notes.

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

(f) Castle Associates has a term loan with a bank (the "Term Loan") with a maturity date of May 28, 2000, and bears interest at the prime rate plus 3% which was 11 1/2% at December 31, 1997, but in no event can be less than 9% per annum. The outstanding principal amount of the Term Loan is being repaid at $158,000 per month through the maturity date, at which time the balance of $28,500,000 is due. The Term Loan is secured by a mortgage lien on Castle Associates that is prior to the lien securing Castle Associates Mortgage Notes and the Senior Notes described in (g) below.

(g) On December 28, 1993, Castle Funding issued $27,000,000 of Castle Senior Notes. Similar to the Castle Mortgage Notes, the Castle Senior Notes are secured by an assignment of a promissory note of Castle Associates which in turn is secured by a mortgage on Trump Marina and substantially all of the other assets of Castle Associates. The Castle Senior Notes are subordinated to the Term Loan described above. Interest on the Castle Senior Notes is payable semiannually at the rate of 11 1/2%; however, in the event that the PIK Notes are redeemed prior to November 15, 1998, the interest rate will be reduced to 11 1/4%. The Senior Notes mature on November 15, 2000, and are subject to a sinking fund, which requires the retirement of 15% of the Senior Notes on each May 31, 1998 and 1999.

(h) Various notes payable, including:

     -- Trump Indiana $15,828,000 loan payable over 9 years, with a call at the lender's option in June 2001. Interest on this note is payable monthly in arrears based on the prime rate plus 1.5% (10.00% at December 31, 1997). The Note is secured by the Indiana Riverboat.

     -- Trump Indiana $8,047,000 note payable in equal monthly installments of approximately $461,500, including interest at a rate of 10.5%. The note matures on July 1, 1999 and is secured by certain equipment installed on the Indiana Riverboat.

     -- Trump Indiana $13,000,000 note is payable (beginning on the conversion date as defined in the agreement) in monthly installments based on a ten year amortization schedule, until June 1, 2001, at which time all remaining principal and interest is due in full. The interest rate as defined in the agreement is equal to the bank's reference rate plus 1.5% (10% at December 31, 1997). The note is secured by restricted cash and the hotel construction after the date of the first advance.

(i) Mortgage notes payable and capitalized lease obligations with interest rates ranging from 7.9% to 18%. The notes and lease obligations are due at various dates between 1998 and 2012 and are secured by underlying real property or equipment.

                      TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

(4) LONG-TERM DEBT (CONTINUED)
    The aggregate maturities of long-term debt as of December 31, 1997 are as follows:

1998.........................................................  $  21,890,000
1999.........................................................     15,737,000
2000.........................................................     51,109,000
2001.........................................................     13,233,000
2002.........................................................      1,923,000
Thereafter...................................................  1,735,567,000
                                                               -------------
                                                               $1,839,459,000
                                                               -------------
                                                               -------------

    The ability of THCR to repay its long-term debt when due will depend on the ability of Plaza Associates, Taj Associates, Castle Associates and Trump Indiana to generate cash from operations sufficient for such purposes or on the ability of THCR to refinance such indebtedness. Cash flow from operations may not be sufficient to repay a substantial portion of the principal amount of the indebtedness upon maturity. The future operating performance and the ability to refinance such indebtedness will be subject to the then prevailing economic conditions, industry conditions and numerous other financial, business and other factors, many of which are beyond the control of THCR. There can be no assurance that the future operating performance of Plaza Associates, Taj Associates, Castle Associates or Trump Indiana will be sufficient to meet these repayment obligations or that the general state of the economy, the status of the capital markets generally or the receptiveness of the capital markets to the gaming industry will be conducive to refinancing or other attempts to raise capital.

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

(5)  NON-OPERATING INCOME (EXPENSE)

    Non-operating income (expense) in 1995 and 1996 includes $2,045,000 and $806,000, respectively, of costs associated with Trump Plaza East and Trump World's Fair (see Note 8), net of miscellaneous non-operating credits.

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

    Non-operating income (expense) in 1997 includes $1,028,000 of settlement costs incurred in connection with the assertion by certain Indiana residents of rights to purchase stock in Trump Indiana.

                      TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

(6) COMMITMENTS AND CONTINGENCIES

    LEASES

    Pursuant to the acquisition of Trump World's Fair described in Note 8, Plaza Associates entered into an easement agreement with the New Jersey Sports and Exposition Authority ("NJSEA"). Under the terms of the agreement, Plaza Associates has an exclusive easement over, in and through portions of the Atlantic City Convention Center. The easement is for a 25-year term with annual payments of $2,000,000, adjusted every five years for changes in the Consumer Price Index.

    THCR has entered into leases for certain property (primarily land), office, warehouse space, certain parking space, and various equipment under operating leases. Rent expense for the period from inception (June 12, 1995) through December 31, 1995 and for the years ended December 31, 1996 and 1997 was $2,751,000, $8,357,000 and $13,206,000, respectively, of which $1,275,000,
$2,098,000 and $118,000, respectively, relates to affiliates.

    Future minimum lease payments under the noncancellable commitments as of December 31, 1997 are as follows:

                                                                                    TOTAL
                                                                                --------------
1998..........................................................................  $   13,176,000
1999..........................................................................       9,230,000
2000..........................................................................       6,719,000
2001..........................................................................       5,823,000
2002..........................................................................       3,619,000
Thereafter....................................................................     117,457,000
                                                                                --------------
                                                                                $  156,024,000
                                                                                --------------
                                                                                --------------

    Certain of these leases contain options to purchase the leased properties at various prices throughout the leased terms.

    EMPLOYMENT AGREEMENTS

    THCR has entered into employment agreements with certain key employees. As of December 31, 1997, THCR had approximately $17,000,000 of annual commitments under employment agreements. These commitments mature at various dates through 2001.

    On June 12, 1995, Nicholas L. Ribis ("Ribis"), the President, Chief Executive Officer and Chief Financial Officer of THCR and THCR Holdings, entered into a five-year employment agreement ("Agreement") with THCR and THCR Holdings. Pursuant to the employment agreement, Ribis shall be employed as the President and Chief Executive Officer of THCR and THCR Holdings and shall receive a base salary of $1,996,500 annually. In addition, the terms of the employment agreement provide for up to an aggregate of $2,000,000 in loans to be used by Ribis to pay his income tax liability in connection with the stock bonus award (see Note 8), which loan, including interest, will be forgiven in the event of a change in control, as defined in such employment agreement. As of December 31, 1997, $665,000 was outstanding under the employment agreement.

                      TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

(6) COMMITMENTS AND CONTINGENCIES (CONTINUED)
    CAFRA AGREEMENT

    Taj Associates has received a permit under the Coastal Area Facilities Review Act ("CAFRA") which included a condition (also a condition of Taj Associates' casino license) that initially required Taj Associates to begin construction of certain improvements on the Steel Pier by October 1992, which improvements were to be completed within 18 months of commencement. Taj Associates initially proposed a concept to improve the Steel Pier, the estimated cost of which was $30,000,000. Such concept was approved by the New Jersey Department of Environmental Protection, the agency which administers CAFRA. In March 1993, Taj Associates obtained a modification of its CAFRA permit providing for the extension of the required commencement and completion dates of the improvements to the Steel Pier for one year, which extension has been renewed annually, based upon an interim use of the Steel Pier for an amusement park. Taj Associates has received additional one-year extensions of the required commencement and completion dates of the improvements of the Steel Pier based upon the same interim use of the Steel Pier as an amusement park pursuant to a sublease ("Pier Sublease") with an amusement park operator. The Pier Sublease terminates on December 31, 1998 unless extended.

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

    INDIANA GAMING REGULATIONS

    The ownership and operation of Riverboat gaming operations in Indiana are subject to strict state regulation under the Riverboat Gambling Act (the "Act") and the administrative rules promulgated thereunder. In June 1996, the IGC granted Trump Indiana a riverboat owner's license, which must be renewed by 2001. The IGC may place restrictions, conditions or requirements on the permanent riverboat owner's license. An owner's initial license expires five years after the effective date of the license, and unless the owner's license is terminated, expires or is revoked, the owner's license may be renewed annually by the IGC upon satisfaction of certain conditions contained in the Act. Indiana is a new jurisdiction and the emerging regulatory framework is not yet complete. The IGC has adopted certain rules and has published others in proposed or draft form which are proceeding through the review and final adoption process. The IGC has broad rule making power, and it is impossible to predict what effect, if

                      TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

(6) COMMITMENTS AND CONTINGENCIES (CONTINUED) any, the amendment of existing rules or the finalization of currently new rules might have on the operations of Trump Indiana.

    TRUMP INDIANA CERTIFICATE OF SUITABILITY

    As a condition to the Certificate of Suitability, Trump Indiana has committed to invest approximately $153,000,000 in the Indiana Riverboat, including certain related projects of the City of Gary, Indiana. Failure to comply with the foregoing conditions and/or failure to commence riverboat excursions as required by the IGC may result in revocation of the Certificate of Suitability. There can be no assurance that Trump Indiana will be able to comply with the terms of the Certificate of Suitability. As part of the $153,000,000 commitment discussed above, Trump Indiana is obligated to fund $18,500,000 of specified economic development and infrastructure projects of the City of Gary. This obligation is being accrued over the five-year license period and approximately $2,086,000 and $3,700,000 have been charged to expense during 1996 and 1997, respectively. As of December 31, 1997, $263,000 of payments for the City of Gary projects have been made. As of December 31, 1997, Trump Indiana has paid $10,000,000 for a surety bond which guarantees the mandated municipal infrastructure improvements. This amount is included in other assets in the accompanying December 31, 1997 consolidated balance sheet.

    CITY OF GARY DEVELOPMENT AGREEMENT

    On September 29, 1995, as amended on October 6, 1995, Trump Indiana entered into a Memorandum of Understanding with respect to a Development Agreement entered into with the City of Gary in order to promote the economic development, urban development and employment of citizens of the City of Gary. As part of the $153,000,000 Certificate of Suitability investment described above and in addition to the $18,500,000 off-site development infrastructure projects described above, Trump Indiana contributed $5,205,000 to the City of Gary. As of December 31, 1996 and 1997, other assets in the accompanying consolidated balance sheets include $6,477,000 of payments made by Trump Indiana under this Memorandum of Understanding. These costs are being amortized over the five-year license period.

    LEGAL PROCEEDINGS

    THCR and its subsidiaries, certain members of its former Executive Committee, and certain of its employees have been involved in various legal proceedings. In general, THCR has agreed to indemnify such persons against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings.

    Various legal proceedings are now pending against THCR and its subsidiaries. THCR considers all such proceedings to be ordinary litigation incident to the character of its business. THCR believes that the resolution of these claims will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

    Plaza Associates, Taj Associates and Castle Associates are also a party to various administrative proceedings involving allegations that they have violated certain provisions of the Casino Control Act. Plaza Associates, Taj Associates and Castle Associates believe that the final outcome of these proceedings

                      TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

(6) COMMITMENTS AND CONTINGENCIES (CONTINUED) will not, either individually or in the aggregate, have a material adverse effect on their financial condition, results of operations or on their ability to otherwise retain or renew any casino or other licenses required under the Casino Control Act for the operation of the respective properties.

    Commencing in early 1994, THCR, through its Indiana counsel, had discussions with eight Indiana residents regarding the potential purchase by such residents of 7.5% of the nonvoting stock of Trump Indiana. These residents have asserted a right to purchase 7.5% of the stock of Trump Indiana. THCR does not believe that these individuals have any rights with respect to the purchase of the stock of Trump Indiana. Discussions are ongoing with respect to the resolution of this matter.

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

    FEDERAL INCOME TAX EXAMINATION

    Plaza Associates and Taj Associates are currently involved in examinations with the Internal Revenue Service ("IRS") concerning Plaza Associates' federal partnership income tax returns for the tax years 1989 through 1992 and Taj Associates' federal partnership income tax returns for the tax years 1992 and 1993. While any adjustment which results from this examination could affect Plaza Associates' and Taj Associates' state income tax returns, Plaza Associates and Taj Associates do not believe that adjustments, if any, will have a material adverse effect on its financial condition or results of operations.

    CASINO REINVESTMENT DEVELOPMENT AUTHORITY OBLIGATIONS

    Pursuant to the provisions of the Casino Control Act, Plaza Associates, Taj Associates and Castle Associates must either obtain investment tax credits (as defined in the Casino Control Act), in an amount equivalent to 1.25% of its gross casino revenues, or pay an alternative tax of 2.5% of its gross casino revenues (as defined in the Casino Control Act). Investment tax credits may be obtained by making qualified investments or by the purchase of bonds at below market interest rates from the Casino Reinvestment Development Authority ("CRDA"). Plaza Associates, Taj Associates and Castle Associates intend on satisfying their obligations primarily by depositing funds and donations of funds deposited. Plaza Associates, Taj Associates and Castle Associates are required to make quarterly deposits with the CRDA based on 1.25% of their gross revenue. For the period from inception (June 12, 1995) through December 31, 1995 and for the years ended December 31, 1996 and 1997, THCR Holdings, charged to operations $670,000, $3,577,000 and $5,104,000, respectively, to give effect to the below market interest rates associated with CRDA bonds that have either been issued or are expected to be issued from funds deposited.

    In connection with Trump Plaza East (see Note 8), the CRDA has approved the use of up to $14,135,000 in deposits made by Plaza Associates for site improvements. At December 31, 1997, THCR

                      TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

(6) COMMITMENTS AND CONTINGENCIES (CONTINUED)
Holdings had recorded a receivable from the CRDA of $5,115,000. While the receivable is fully realizable by THCR Holdings, the amount of actual reimbursements received, in any one year, is limited to 75% and 50%, of the amount of funds Plaza Associates has deposited with the CRDA to cover its Atlantic City non-housing and South Jersey obligations, respectively. Accordingly, THCR Holdings has recorded $2,836,000 in other current assets and $2,279,000 is other assets in the accompanying financial statements.

    CONCENTRATIONS OF CREDIT RISK

    In accordance with casino industry practice, THCR extends credit to a limited number of casino patrons, after background checks and investigations of credit worthiness. As of both December 31, 1996 and 1997, approximately 41% of THCR casino receivables (before allowances) were from customers whose primary residence is outside the United States, of which approximately 31% and 26%, respectively, represents credit extended to patrons from the Far East.

(7) EMPLOYEE BENEFIT PLANS

    THCR has a retirement savings plan (the "Plan") for its nonunion employees under Section 401(k) of the Internal Revenue Code. Employees are eligible to contribute up to 15% of their earnings to the Plan and THCR will match 50% of the first 5% of an eligible employee's contributions. In connection with this Plan, THCR recorded charges of $410,000, $2,098,000 and $3,927,000 for the period from inception (June 12, 1995) through December 31, 1995 and for the years ended December 31, 1996 and 1997, respectively.

    Plaza Associates, Taj Associates and Castle Associates make payments to various trusteed multiemployer pension plans under industry-wide union agreements. The payments are based on the hours worked by or gross wages paid to covered employees. Under the Employee Retirement Income Security Act, THCR may be liable for its share of unfunded liabilities, if any, if the plans are terminated. Based upon 1996 information, the most recent information available, the withdrawal liability of THCR related to the most significant plan's unfunded status approximates $4,671,000. Pension expense for the period from inception (June 12, 1995) through December 31, 1995 and for the years ended December 31, 1996 and 1997 was $229,000, $1,186,000 and $2,142,000, respectively.

    THCR provides no other material, post-retirement or post-employment benefits.

                      TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

(8) TRANSACTIONS WITH AFFILIATES

    Amounts due from (owed to) affiliates at December 31, consists of:

                                                                      1996           1997
                                                                  -------------  -------------
ASSETS
Officers(a).....................................................  $   1,818,000  $  15,648,000
Trump Management Fees (see below)...............................      1,250,000      1,250,000
Trump Organization(c)...........................................        184,000        708,000
Other...........................................................         23,000       --
                                                                  -------------  -------------
  Total Assets..................................................      3,275,000     17,606,000
  Less-current portion..........................................        207,000     14,113,000
                                                                  -------------  -------------
  Long term portion.............................................  $   3,068,000  $   3,493,000
                                                                  -------------  -------------
                                                                  -------------  -------------
LIABILITIES
Seashore Four(b)................................................  $    (571,000) $    --
Buffington Harbor, L.L.C. (Note 3)..............................       (807,000)      (940,000)
                                                                  -------------  -------------
  Total Liabilities.............................................  $  (1,378,000) $    (940,000)
                                                                  -------------  -------------
                                                                  -------------  -------------

------------------------

(a) In January 1998, $13,000,000 was repaid.

(b) Plaza Associates previously leased two parcels of land under long-term ground leases from Seashore Four Associates and Trump Seashore Associates. For the year ended December 31, 1996, THCR Holdings paid $1,000,000 to Seashore Four Associates, and $981,000 to Trump Seashore Associates. Plaza Associates purchased the tract from Seashore Four in January 1997 and the tract from Seashore Associates in September 1996 for $10,000,000 and $14,500,000, respectively.

(c) THCR engages in various transactions with the other entities owned by Trump.

    SERVICES AGREEMENT

    Pursuant to the terms of a services agreement with Trump Plaza Management Corp. ("TPM"), a corporation beneficially owned by Trump, in consideration for services provided, Plaza Associates paid TPM each year an annual fee of $1,000,000 in equal monthly installments, and reimburses TPM on a monthly basis for all reasonable out-of-pocket expenses incurred by TPM in performing its obligations under such services agreement, up to certain amounts. Under such services agreement, Plaza charged approximately $718,000 and $1,000,000 to expense for the period from inception (June 12, 1995) through December 31, 1995 and for the year ended December 31, 1996, respectively. The service agreement was terminated in August 1996.

                      TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

(8) TRANSACTIONS WITH AFFILIATES (CONTINUED)

    Taj Associates had entered into a Services Agreement which provided that Trump render to Taj Associates marketing, advertising, promotional and related services with respect to the business operations of Taj Associates. In consideration for the services to be rendered, Taj Associates was to pay an annual fee equal to 1.5% of Taj Associates' earnings before interest, taxes and depreciation, as defined, less capital expenditures and partnership distributions for such year, with a minimum base fee of $500,000 plus expenses. For the year ended December 31, 1995 and for the period from January 1, 1996 through April 17, 1996 (date of termination), Taj Associates incurred $2,004,000 and $512,000, respectively, under the Services Agreement.

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

    During 1996, Castle Associates incurred no fees and expenses under the Services Agreement. As Castle Associates did not meet the required level of EBITDA during 1996, the monthly advances to TCI-II related to the Services Agreement were suspended, and at December 31, 1996, Castle Associates recorded a receivable in the amount of $1,250,000, which represents the amounts advanced during the year. The Services Agreement expires on December 31, 2005. No fees and expenses were incurred during 1997.

    PARTNERSHIP AGREEMENT

    Under the terms of a Partnership Agreement between Castle Associates and TCI-II, Castle Associates is required to pay all costs incurred by TCI-II. For the year ended December 31, 1996, THCR Holdings paid $72,000 of expenses on behalf of TCI-II which were charged to general and administrative expense in the accompanying consolidated financial statements.

    EXECUTIVE AGREEMENT

    Trump serves as the Chairman of the Board of Directors pursuant to an Executive Agreement entered into between Trump, THCR and THCR Holdings (the "Executive Agreement"). In consideration for Trump's services under the Executive Agreement, Trump receives a salary of $1,000,000 per year, payable in equal monthly installments plus reimbursement for expenses.

                      TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

(8) TRANSACTIONS WITH AFFILIATES (CONTINUED)
    TRUMP WORLD'S FAIR

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

    TRUMP PLAZA EAST

    Under an agreement with Midlantic National Bank ("Midlantic"), Trump had (i) an option to acquire Trump Plaza East and (ii) a lease agreement for Trump Plaza East requiring $260,000 per month in lease payments. In October 1993, Plaza Associates assumed the lease agreement from Trump.

    Until such time as the Trump Plaza East Purchase Option was exercised or expired, Plaza Associates was obligated, from and after the date it entered into the Trump Plaza East Option, to pay the net expenses associated with Trump Plaza East. During 1996, Plaza Associates incurred approximately $1,100,000 of such expenses of which $348,000, is included in non-operating expenses in the accompanying financial statements.

    In connection with the Taj Merger Transaction described in Note 1, Plaza Associates exercised its option to acquire Trump Plaza East. The purchase price of $28,084,000 has been included in land and building in the accompanying financial statements.

    NOTE RECEIVABLE FROM TRUMP

    Prior to consummation of the June 1995 Offerings Trump incurred $3,000,000 of expenditures for the development of Trump Indiana and other gaming ventures. Concurrently with the June 1995 Offerings, THCR Holdings loaned Trump $3,000,000 and Trump issued to THCR Holdings a five-year promissory note (the "Trump Note") bearing interest at a fixed rate of 10% per annum, payable annually. The Trump Note would be automatically canceled in the event that, at any time during the period defined in the Trump Note, the THCR Common Stock traded at a price per share equal to or greater than the prices set forth in the Trump Note (subject to adjustment in certain circumstances). The Trump Note was canceled on March 27, 1996 in accordance with its terms.

(9) STOCK INCENTIVE PLAN

    In connection with the June 1995 Offerings, the Board of Directors of THCR (the "Board of Directors") adopted the 1995 Stock Incentive Plan (the "1995 Stock Plan"). Pursuant to the 1995 Stock Plan, directors, employees and consultants of THCR and certain of its subsidiaries and affiliates who have been selected as participants are eligible to receive awards of various forms of equity-based incentive

                      TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

(9) STOCK INCENTIVE PLAN (CONTINUED)
compensation, including stock options, stock appreciation rights, stock bonuses, restricted stock awards, performance units and phantom stock, and awards consisting of combinations of such incentives. The 1995 Stock Plan is administered by a committee appointed by the Board of Directors (the "Stock Incentive Plan Committee").

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

    The 1995 Stock Plan permits the Stock Incentive Plan Committee to grant stock appreciation rights ("SARs") either alone or in connection with an option. A SAR granted as an alternative or a supplement to a related stock option will entitle its holder to be paid an amount equal to the fair market value of THCR Common Stock subject to the SAR on the date of exercise of the SAR, less the exercise price of the related stock option or such other price as the Stock Incentive Plan Committee may determine at the time of the grant of the SAR (which may not be less than the lowest price which the Stock Incentive Plan Committee may determine under the 1995 Stock Plan for such stock option).

    The 1995 Stock Plan also provides that phantom stock and performance unit awards may be settled in cash, at the discretion of the Stock Incentive Plan Committee and if indicated by the applicable award agreement, on each date on which the shares of THCR Common Stock covered by the awards would otherwise have been delivered or become restricted, in an amount equal to the fair market value of the shares on such date.

    Subject to adjustment in the event of changes in the outstanding stock or the capital structure of THCR, THCR has reserved 1,000,000 shares of THCR Common Stock for issuance under the 1995 Stock Plan.

    In connection with the June 1995 Offerings, the Stock Incentive Plan Committee granted to the President, Chief Executive Officer and Chief Financial Officer of THCR a stock bonus award of 66,667 shares of THCR Common Stock under the 1995 Stock Plan, which was fully vested upon issuance. Compensation expense of approximately $934,000 associated with the stock bonus award is reflected in the accompanying 1995 statement of operations of THCR. A phantom stock unit award was also issued to the President, Chief Executive Officer and Chief Financial Officer of THCR. This award entitled the President, Chief Executive Officer and Chief Financial Officer of THCR to receive 66,666 shares of THCR Common Stock two years following such award, subject to certain conditions. The compensation expense associated with the phantom stock award was approximately $934,000. This amount was amortized over two years and was approximately $273,000, $467,000 and $194,000 for the period from inception to December 31, 1995 and for the years ended December 31, 1996 and 1997, respectively. This award became fully vested on June 12, 1997. The President, Chief Executive Officer and Chief Financial Office of THCR also received an award of NQSOs for the purchase of 133,333 shares of THCR Common Stock, subject to certain conditions (including a vesting rate of 20% per year over a five-year period). The options have an

                      TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

(9) STOCK INCENTIVE PLAN (CONTINUED)
exercise price of $14.00 per share. As of December 31, 1997, 53,333 options were exercisable under this grant.

    In December 1996, THCR granted certain employees 668,000 options to purchase THCR Common Stock at a price of $14.00 per share. The options will vest and become exercisable on the earlier of five years after the date of grant, or a change of control, as defined, occurs. The options expire 10 years after the date of issuance. No options were exercised, cancelled, or granted during 1997.

    Effective January 1, 1996, THCR adopted the provisions of Statement No. 123, Accounting for Stock-Based Compensation. As permitted by the Statement, THCR has chosen to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for awards described above. Had the fair value method of accounting been applied to the THCR's stock option plans, which requires recognition of compensation cost ratably over the vesting period of the underlying equity instruments, net loss would have been increased by $154,000 or $(.02) per share in 1995 and $1,079,000 or $(.05) per share in 1996 and 1997. This pro forma impact only takes into account options granted since the date of inception, June 12, 1995, and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The average fair value of options granted during 1995 and 1996 was $5.76 and $6.93, respectively. No options were granted during 1997. The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at grant date of $14.00 in 1995, $12.75 in 1996 and the following weighted average assumptions: risk-free interest rate of 6.07% for 1995 and 6.41% for 1996, expected life of 5 years and 7 years for 1995 and 1996, respectively and dividend yield of 0% for 1995 and 1996.

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

    The estimated fair values of other financial instruments are as follows:

                                                                   DECEMBER 31, 1997
                                                           ----------------------------------
                                                           CARRYING AMOUNT      FAIR VALUE
                                                           ----------------  ----------------
11 1/4% First Mortgage Notes.............................  $  1,200,000,000  $  1,170,000,000
Trump AC Funding II Mortgage Notes.......................        72,100,000        72,100,000
Trump AC Funding III Mortgage Notes......................        23,573,000        23,573,000
15 1/2% Senior Secured Notes.............................       145,000,000       145,000,000
11 3/4% Castle Associates Notes..........................       211,971,000       229,429,000
13 7/8% Castle Associates Pay-In-Kind Notes..............        73,699,000        76,042,000

    The fair values of the above instruments are based on quoted market prices as of December 31, 1997. The fair value of the Trump AC Funding II Mortgage Note and the Trump AC Funding III Mortgage Note approximate the carrying values based upon the short term nature of the period outstanding.

                      TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    There are no quoted market prices for bank borrowings, Castle Associates Senior Notes, Mortgage Notes payable and other notes payable and a reasonable estimate could not be made without incurring excessive costs.

(11) PURCHASE OF TREASURY STOCK

    The THCR Board of Directors has authorized the repurchase by THCR Holdings of up to 2,500,000 shares of THCR's Common Stock, from time to time in the open market or privately negotiated transactions. The repurchase program is effective until the end of 1998. As of December 31, 1997, THCR Holdings have repurchased 1,706,500 shares of THCR Common Stock.

    In January 1998, THCR Holdings repurchased an additional 305,000 shares of THCR Common Stock. As of February 1998, a total of 2,011,500 shares of THCR Common Stock has been repurchased.

(12) EXTRAORDINARY LOSS

    The extraordinary loss in 1996 consists of the following:

Early redemption of Plaza Associates 10 7/8% Mortgage Notes due
  2001.........................................................  $59,132,000
Early redemption of $10,000,000 of THCR Holdings 15 1/2% Senior
  Notes due 2005 (Note 4)......................................   1,600,000
                                                                 ----------
                                                                 $60,732,000
                                                                 ----------
                                                                 ----------

(13) FINANCIAL INFORMATION -- THCR FUNDING

    Financial information relating to THCR Funding is as follows:

                                         1995        1996         1997
                                      ----------  -----------  -----------
Total Assets (including Mortgage
  Notes receivable of $145,000,000
  at December 31, 1996 and 1997)....              $145,936,000 $145,936,000
                                                  -----------  -----------
                                                  -----------  -----------
Total Liabilities and Capital
  (including $145,000,000 of Senior
  Secured Notes Due 2005)...........              $145,936,000 $145,936,000
                                                  -----------  -----------
                                                  -----------  -----------
Interest Income from THCR
  Holdings..........................  $13,214,000 $23,797,000  $22,475,000
                                      ----------  -----------  -----------
                                      ----------  -----------  -----------
Interest Expense....................  $13,214,000 $23,797,000  $22,475,000
                                      ----------  -----------  -----------
                                      ----------  -----------  -----------
Net income..........................  $   --      $   --       $   --
                                      ----------  -----------  -----------
                                      ----------  -----------  -----------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump Hotels & Casino Resorts, Inc. and
Subsidiaries:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Trump Hotels & Casino Resorts, Inc. ("THCR") and Subsidiaries included in this Form 10-K and have issued our report thereon dated February 5, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is the responsibility of the THCR's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 5, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump Hotels & Casino Resorts Holdings, L.P.

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Trump Hotels & Casino Resorts Holdings, L.P. "(THCR Holdings") included in this Form 10-K and have issued our report thereon dated February 5, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is the responsibility of THCR Holdings' management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 5, 1998

                                                                     SCHEDULE II

                      TRUMP HOTELS & CASINO RESORTS, INC.
                AND TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                       VALUATION AND QUALIFYING ACCOUNTS
       FOR THE PERIOD FROM INCEPTION (JUNE 12, 1995) TO DECEMBER 31, 1995
               AND FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                                                        BALANCE       CHARGED                       BALANCE
                                                          AT             TO           OTHER           AT
                                                       BEGINNING     COSTS AND       CHANGES        END OF
                                                       OF PERIOD      EXPENSES    (DEDUCTIONS)      PERIOD
                                                     -------------  ------------  -------------  -------------
FOR THE PERIOD FROM INCEPTION (JUNE 12, 1995)
  THROUGH DECEMBER 31, 1995
    Allowances for doubtful accounts...............  $   8,490,000  $    559,000  $    (972,000 (a) $   8,077,000
    Valuation allowance for interest differential
      on CRDA bonds................................  $   2,144,000  $    670,000  $  (1,737,000 (b) $   1,077,000
YEAR ENDED DECEMBER 31, 1996.......................
    Allowances for doubtful accounts...............  $   8,077,000     8,904,000  $   2,106,000(c) $  19,087,000
    Valuation allowance for interest differential
      on CRDA bonds................................  $   1,077,000  $  3,577,000  $  10,311,000(d) $  14,965,000
YEAR ENDED DECEMBER 31, 1997.......................
    Allowances for doubtful accounts...............  $  19,087,000  $  9,160,000  $  (9,622,000 (a) $  18,625,000
    Valuation allowance for interest differential
      on CRDA bonds................................  $  14,965,000  $  5,104,000  $    (920,000 (b) $  19,149,000

------------------------

(a) Write-off uncollectible accounts.

(b) Adjustment of allowance applicable to contribution of CRDA deposits.

(c) Includes $(7,497,000) representing the write-of of uncollectible accounts, $7,596,000 which represents Taj Associates' beginning balance at April 17, 1996 and $2,007,000 which represents Castle Associates' beginning balance at October 7, 1996.

(d) Includes $(476,000) representing the adjustment of allowance applicable to the contribution of CRDA deposits, $8,371,000 which represents Taj Associates' beginning balance at April 17, 1996 and $2,416,000 which represents Castle Associates' beginning balance at October 7, 1996.