Form 10-K405/A
period 1997-12-31
TRUMP HOTELS & CASINO RESORTS INC
filed 1998-03-31
CIK 943320

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                AMENDMENT NO. 1
                                   FORM 10-K

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


                                                                                             LONG TERM COMPENSATION
                                                                                   ------------------------------------------
                                                                                                   AWARDS
                                                    ANNUAL COMPENSATION                         ------------
                                          ---------------------------------------  RESTRICTED    SECURITIES
NAME AND PRINCIPAL                                                OTHER ANNUAL        STOCK      UNDERLYING      ALL OTHER
POSITION                         YEAR      SALARY      BONUS     COMPENSATION(1)    AWARDS($)    OPTIONS(#)    COMPENSATION
-----------------------------  ---------  ---------  ---------  -----------------  -----------  ------------  ---------------
Donald J. Trump..............       1997  $1,000,000    --               --             --            --         $   212,960
  Chairman of the Board             1996  1,000,000  $ 5,000,000        --              --            --           1,031,000(2)
                                    1995    583,333     --             --              --            --           4,830,000(2)
Nicholas L. Ribis............       1997  $1,996,500    --             --          $ 758,326(3)          --    $     4,000(4)
  Chief Executive Officer           1996  1,996,500  $ 2,500,000        --                  --        50,000           2,375(4)
                                    1995  1,876,000    933,338         --             933,324       133,333           2,588(4)
Robert M. Pickus.............       1997  $ 299,160  $  25,000      --  3,975          --                --     $     4,000(4)
  Executive Vice President,         1996    290,673    175,000      $                  --            30,000           4,973(4)
  General Counsel and               1995    267,308    105,000          3,471          --            --               4,004(4)
  Secretary
R. Bruce McKee(5)............       1997  $ 422,356  $  50,000         --              --          30,000       $     2,969(4)
  Senior Vice President of          1996    327,566         --         --              --            --               3,529(4)
  Corporate Finance                 1995    183,799    292,758         --              --            --               3,597(4)
Joseph A. Fusco(6)...........       1997  $ 295,660  $  25,000      --2,665            --                --     $     4,000(4)
  Executive Vice President of       1996  $ 139,211   80,000        $  --              --            20,000         --
  Government and Regulatory         1995     --         --                             --            --             --
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