Form 10-Q
period 1998-03-31
TRUMP HOTELS & CASINO RESORTS INC
filed 1998-05-15
CIK 943320

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1998

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

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

      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      The number of outstanding shares of Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts, Inc. as of May 15, 1998 was 22,195,256.

      The number of outstanding shares of Class B Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts, Inc. as of May 15, 1998 was 1,000.

      The number of outstanding shares of Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts Funding, Inc. as of May 15, 1998 was 100.

================================================================================
                      TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

                               INDEX TO FORM 10-Q

PART I--FINANCIAL INFORMATION

ITEM 1--Financial Statements                                            Page No.

  Condensed Consolidated Balance Sheets of Trump Hotels & Casino Resorts,
  Inc. as of March 31, 1998 (unaudited) and December 31, 1997.............     1

  Condensed Consolidated Statements of Operations of Trump Hotels &
  Casino Resorts, Inc. for the Three Months Ended March 31, 1998 and
  1997 (unaudited)........................................................     2

  Condensed Consolidated Statement of Stockholders' Equity of Trump
  Hotels & Casino Resorts, Inc. for the Three Months Ended
  March 31, 1998  (unaudited).............................................     3

  Condensed Consolidated Statements of Cash Flows of Trump Hotels &
  Casino Resorts, Inc. for the Three Months Ended March 31, 1998
  and 1997 (unaudited)....................................................     4

  Condensed Consolidated Balance Sheets of Trump Hotels & Casino
  Resorts Holdings, L.P. as of March 31, 1998 (unaudited) and
  December 31, 1997.......................................................     5

  Condensed Consolidated Statements of Operations of Trump Hotels &
  Casino Resorts Holdings, L.P. for the Three Months Ended March 31,
  1998 and 1997 (unaudited)...............................................     6

  Condensed Consolidated Statement of Partners' Capital of Trump Hotels
  & Casino Resorts Holdings, L.P. for the Three Months Ended
  March 31, 1998 (unaudited)..............................................     7

  Condensed Consolidated Statements of Cash Flows of Trump Hotels & Casino Resorts Holdings, L.P.for the Three Months Ended March 31, 1998 and 1997
  (unaudited).............................................................     8

  Notes to Condensed Consolidated Financial Statements of Trump Hotels &
  Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P.
  and Trump Hotels & Casino Resorts Funding, Inc. (unaudited)..............    9

ITEM 2 -- Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................   12

ITEM 3 -- Quantitative and Qualitative Disclosures About Market Risk.......   15

                       TRUMP HOTELS & CASINO RESORTS, INC.
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

                            INDEX TO FORM 10-Q CONT'D


                                                                        Page No.
PART II -- OTHER INFORMATION

 ITEM 1 -- Legal Proceedings...............................................   16
 ITEM 2 -- Changes in Securities and Use of Proceeds.......................   17
 ITEM 3 -- Defaults Upon Senior Securities.................................   17
 ITEM 4 -- Submission of Matters to a Vote of Security Holders.............   17
 ITEM 5 -- Other Information...............................................   17
 ITEM 6 -- Exhibits and Reports on Form 8-K................................   17

SIGNATURES

 Signature -- Trump Hotels & Casino Resorts, Inc...........................   18
 Signature -- Trump Hotels & Casino Resorts Holdings, L.P..................   19
 Signature -- Trump Hotels & Casino Resorts Funding, Inc...................   20

                       TRUMP HOTELS & CASINO RESORTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                     ASSETS
                                                       March 31,    December 31,
                                                         1998          1997
                                                      ----------    ----------
                                                      (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents ......................    $  191,950    $  140,328
  Receivables, net ...............................        70,926        68,075
  Inventories ....................................        12,201        13,011
  Due from affiliates, net .......................           250        13,173
  Prepaid expenses and other current assets ......        13,836        13,892
                                                      ----------    ----------
        Total Current Assets .....................       289,163       248,479

INVESTMENT IN BUFFINGTON HARBOR, L.L.C ...........        43,009        43,535
INVESTMENT IN TRUMP'S CASTLE PIK NOTES ...........        55,897        53,381
PROPERTY AND EQUIPMENT, NET ......................     1,989,280     2,004,751
CASH RESTRICTED FOR FUTURE CONSTRUCTION ..........        12,031        13,000
DEFERRED BOND AND LOAN ISSUANCE COSTS, NET .......        43,518        45,071
DUE FROM AFFILIATES ..............................         3,530         3,493
OTHER ASSETS .....................................        63,643        60,659
                                                      ----------    ----------

Total Assets .....................................    $2,500,071    $2,472,369
                                                      ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt ...........    $   17,006    $   21,890
  Accounts payable and accrued expenses ..........       116,953       109,489
  Accrued interest payable .......................        78,551        29,038
                                                      ----------    ----------
    Total Current Liabilities ....................       212,510       160,417

LONG-TERM DEBT, net of current maturities ........     1,820,337     1,817,569
OTHER LONG-TERM LIABILITIES ......................        20,016        17,080
                                                      ----------    ----------
Total Liabilities ................................     2,052,863     1,995,066
                                                      ----------    ----------

MINORITY INTEREST ................................       138,252       148,418

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, 75,000,000 shares
   authorized, 24,206,756 issued and outstanding .           242           242
  Class B Common Stock, $.01 par value, 1,000
   shares authorized, issued and outstanding .....            --            --
  Additional Paid in Capital .....................       455,645       455,645
  Accumulated Deficit ............................      (127,396)     (109,726)
  Less treasury stock, 2,011,500 and 1,706,500
   shares of THCR Common Stock,
   respectively, at cost .........................       (19,535)      (17,276)
                                                      ----------    ----------
Total Stockholders' Equity .......................       308,956       328,885
                                                      ----------    ----------

Total Liabilities and Stockholders' Equity .......    $2,500,071    $2,472,369
                                                      ==========    ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       TRUMP HOTELS & CASINO RESORTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (unaudited)
                             (dollars in thousands)

                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                        1998           1997
                                                     -----------    -----------
REVENUES:
   Gaming ........................................   $   292,213    $   316,889
   Rooms .........................................        20,476         21,625
   Food and Beverage .............................        33,672         34,933
   Other .........................................         9,653          9,717
                                                     -----------    -----------
   Gross Revenues ................................       356,014        383,164
   Less -- Promotional allowances ................        39,560         40,922
                                                     -----------    -----------
   Net Revenues ..................................       316,454        342,242
                                                     -----------    -----------

COSTS AND EXPENSES:
   Gaming ........................................       186,364        198,803
   Rooms .........................................         7,108          7,101
   Food and Beverage .............................        10,776         11,411
   General and Administrative ....................        65,900         67,618
   Depreciation and Amortization .................        20,591         27,072
                                                     -----------    -----------
                                                         290,739        312,005
                                                     -----------    -----------

   Income from operations ........................        25,715         30,237
                                                     -----------    -----------

NON-OPERATING INCOME AND (EXPENSES):
   Interest income ...............................         3,108          1,964
   Interest expense ..............................       (55,621)       (52,599)
   Other non-operating expense ...................          (297)            --
                                                     -----------    -----------
                                                         (52,810)       (50,635)
                                                     -----------    -----------
Loss before equity in loss of Buffington Harbor,
   L.L.C. and Minority Interest ..................       (27,095)       (20,398)
Equity in loss of Buffington Harbor, L.L.C .......          (741)          (638)
                                                     -----------    -----------

Loss before income taxes and minority interest ...       (27,836)       (21,036)
Provision for income taxes .......................            --           (883)
Minority Interest ................................        10,166          7,975
                                                     -----------    -----------

NET LOSS .........................................   $   (17,670)   $   (13,944)
                                                     ===========    ===========

Basic loss per share .............................   $      (.79)   $      (.59)
                                                     ===========    ===========

Weighted average shares ..........................    22,229,145     23,524,052
                                                     ===========    ===========

Dilutive loss per share ..........................   $      (.79)   $      (.59)
                                                     ===========    ===========

Weighted average shares ..........................    22,229,145     23,524,052
                                                     ===========    ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       TRUMP HOTELS & CASINO RESORTS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (unaudited)
                             (dollars in thousands)

                                Number of Shares
                                ----------------
                                                           Common  Additional
                                              Class B      Stock     Paid in     Accumulated    Treasury
                               Common         Common       Amount    Capital       Deficit        Stock        Total
                               ------         ------       ------    -------       -------        -----        -----
Balance, December 31, 1997   24,206,756        1,000   $      242   $  455,645   $ (109,726)   $  (17,276)   $  328,885

Purchase of treasury
 stock, 305,000 shares of
 THCR Common Stock,
 at cost .................           --           --           --           --           --        (2,259)       (2,259)

Net Loss .................           --           --           --           --      (17,670)           --       (17,670)
                             ----------        -----   ----------   ----------   ----------    ----------    ----------
Balance, March 31, 1998 ..   24,206,756        1,000   $      242   $  455,645   $ (127,396)   $  (19,535)   $  308,956
                             ==========   ==========   ==========   ==========   ==========    ==========    ==========

          The accompanying notes are an integral part of this condensed consolidated financial statement.

                       TRUMP HOTELS & CASINO RESORTS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                 THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (unaudited)
                             (dollars in thousands)

                                                                                      1998         1997
                                                                                      ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss .....................................................................   $ (17,670)   $ (13,944)
  Adjustments to reconcile net loss to net cash flows from operating activities:
    Equity in loss of Buffington Harbor, L.L.C .................................         741          638
    Depreciation and amortization ..............................................      20,591       27,072
    Payment-In-Kind interest in Castle PIK Notes ...............................      (2,516)      (2,128)
    Minority interest in net loss ..............................................     (10,166)      (7,975)
    Accretion of discounts on mortgage notes ...................................       1,085          755
    Amortization of deferred loan costs ........................................       2,120        2,002
    Provision for losses on receivables ........................................       2,568        2,295
    Valuation allowance of CRDA investments and amortization of Indiana
       gaming costs ............................................................       2,389        2,712
    Accretion of phantom stock units ...........................................          --          117
    Increase in receivables ....................................................      (5,419)      (5,075)
    Decrease (increase) in inventories .........................................         810         (400)
    Decrease in other current assets ...........................................         378        1,361
    Decrease (increase) in due from affiliates .................................      12,886       (1,014)
    Increase in other assets ...................................................      (1,434)      (4,326)
    Increase in accounts payable and accrued expenses ..........................       7,311       12,894
    Increase in accrued interest payable .......................................      49,513       47,218
    Increase in other long-term liabilities ....................................       2,011        2,777
                                                                                   ---------    ---------
     Net cash flows provided by operating activities ...........................      65,198       64,979
                                                                                   ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net ......................................      (4,756)     (30,897)
  Investment in Buffington Harbor, L.L.C .......................................        (215)      (1,021)
  CRDA Investments .............................................................      (3,378)      (3,238)
  Cash restricted for future construction ......................................         969           --
                                                                                   ---------    ---------
    Net cash flows used in investing activities ................................      (7,380)     (35,156)
                                                                                   ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock ...................................................      (2,259)     (12,896)
  Issuance of long-term debt-other .............................................         900           --
  Payment of long-term debt-other ..............................................      (4,268)      (4,858)
  Cost of issuing debt .........................................................        (569)          --
                                                                                   ---------    ---------
    Net cash flows used in financing activities ................................      (6,196)     (17,754)
                                                                                   ---------    ---------

    Net increase in cash and cash equivalents ..................................      51,622       12,069

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...............................     140,328      175,749
                                                                                   ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................   $ 191,950    $ 187,818
                                                                                   =========    =========

CASH INTEREST PAID .............................................................   $   1,975    $   1,904
                                                                                   =========    =========

Supplemental Disclosure of Non-Cash Activities:
Purchase of property and equipment under capital lease obligations .............   $     881    $   1,400
                                                                                   =========    =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                     ASSETS


                                                       March 31,    December 31,
                                                        1998           1997
                                                     ----------      ----------
                                                     (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents .....................   $   191,946    $   140,324
   Receivables, net ..............................        70,926         68,075
   Inventories ...................................        12,201         13,011
   Due from Affiliates, net ......................           250         13,173
   Prepaid expenses and other current assets .....        13,836         13,892
                                                     -----------    -----------

       Total Current Assets ......................       289,159        248,475

INVESTMENT IN BUFFINGTON HARBOR, L.L.C ...........        43,009         43,535
INVESTMENT IN TRUMP'S CASTLE PIK NOTES ...........        55,897         53,381
PROPERTY AND EQUIPMENT, NET ......................     1,989,280      2,004,751
CASH RESTRICTED FOR FUTURE CONSTRUCTION ..........        12,031         13,000
DEFERRED BOND AND LOAN ISSUANCE COSTS, NET .......        43,518         45,071
DUE FROM AFFILIATES ..............................         3,530          3,493
OTHER ASSETS .....................................        63,643         60,659
                                                     -----------    -----------

Total Assets .....................................   $ 2,500,067    $ 2,472,365
                                                     ===========    ===========


                             LIABILITIES AND CAPITAL

CURRENT LIABILITIES:
   Current maturities of long-term debt ..........   $    17,006    $    21,890
   Accounts payable and accrued expenses .........       116,953        109,489
   Accrued interest payable ......................        78,551         29,038
                                                     -----------    -----------
           Total Current Liabilities .............       212,510        160,417

LONG-TERM DEBT, net of current maturities ........     1,820,337      1,817,569
OTHER LONG-TERM LIABILITIES ......................        20,016         17,080
                                                     -----------    -----------
Total Liabilities ................................     2,052,863      1,995,066
                                                     -----------    -----------

PARTNERS' CAPITAL:
Partners' Capital ................................       652,503        652,503
Accumulated Deficit ..............................      (185,764)      (157,928)
Less treasury stock ..............................       (19,535)       (17,276)
                                                     -----------    -----------
Total Partners' Capital ..........................       447,204        477,299
                                                     -----------    -----------

Total Liabilities and Partners' Capital ..........   $ 2,500,067    $ 2,472,365
                                                     ===========    ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (unaudited)
                             (dollars in thousands)



                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                        1998          1997
                                                     -----------    -----------
REVENUES:
   Gaming ........................................   $   292,213    $   316,889
   Rooms .........................................        20,476         21,625
   Food and Beverage .............................        33,672         34,933
   Other .........................................         9,653          9,717
                                                     -----------    -----------
   Gross Revenues ................................       356,014        383,164

   Less -- Promotional allowances ................        39,560         40,922
                                                     -----------    -----------
   Net Revenues ..................................       316,454        342,242
                                                     -----------    -----------


COSTS AND EXPENSES:
   Gaming ........................................       186,364        198,803
   Rooms .........................................         7,108          7,101
   Food and Beverage .............................        10,776         11,411
   General and Administrative ....................        65,900         67,501
   Depreciation and Amortization .................        20,591         27,072
                                                     -----------    -----------
                                                         290,739        311,888
                                                     -----------    -----------

   Income from operations ........................        25,715         30,354
                                                     -----------    -----------

NON-OPERATING INCOME AND (EXPENSES):
   Interest income ...............................         3,108          1,964
   Interest expense ..............................       (55,621)       (52,599)
   Other non-operating expense ...................          (297)            --
                                                     -----------    -----------
                                                         (52,810)       (50,635)
                                                     -----------    -----------

Loss before equity in loss of Buffington
   Harbor, L.L.C.,  and income taxes .............       (27,095)       (20,281)
Equity in loss of Buffington Harbor, L.L.C .......          (741)          (638)
                                                     -----------    -----------

Loss before income taxes .........................       (27,836)       (20,919)
Provision for income taxes .......................            --           (883)
                                                     -----------    -----------

NET LOSS .........................................   $   (27,836)   $   (21,802)
                                                     ===========    ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (unaudited)
                             (dollars in thousands)

                                Partners'  Accumulated     THCR
                                 Capital     Deficit    Common Stock     Total
                                ---------   ---------    ---------    ---------
Balance, December 31, 1997 ..   $ 652,503   $(157,928)   $ (17,276)   $ 477,299

Purchase of 305,000 shares of
   THCR Common Stock ........          --          --       (2,259)      (2,259)

Net Loss ....................          --     (27,836)          --      (27,836)
                                ---------   ---------    ---------    ---------

Balance, March 31, 1998 .....   $ 652,503   $(185,764)   $ (19,535)   $ 447,204
                                =========   =========    =========    =========

          The accompanying notes are an integral part of this condensed consolidated financial statement.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                 THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (unaudited)
                             (dollars in thousands)

                                                                        1998         1997
                                                                        ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss .......................................................   $ (27,836)   $ (21,802)
  Adjustments to reconcile net loss to net cash flows from
    operating activities:
    Equity in loss of Buffington Harbor, L.L.C ...................         741          638
    Depreciation and amortization ................................      20,591       27,072
    Payment-In-Kind interest in Castle PIK Notes .................      (2,516)      (2,128)
    Accretion of discounts on mortgage notes .....................       1,085          755
    Amortization of deferred loan costs ..........................       2,120        2,002
    Provision for losses on receivables ..........................       2,568        2,295
    Valuation allowance of CRDA investments and amortization
       of Indiana gaming costs ...................................       2,389        2,712
    Increase in receivables ......................................      (5,419)      (5,075)
    Decrease (increase) in inventories ...........................         810         (400)
    Decrease in other current assets .............................         378        1,361
    Decrease (increase) in due from affiliates ...................      12,886       (1,014)
    Increase in other assets .....................................      (1,434)      (4,326)
    Increase in accounts payable and accrued expenses ............       7,311       12,894
    Increase in accrued interest payable .........................      49,513       47,218
    Increase in other long-term liabilities ......................       2,011        2,777
                                                                     ---------    ---------
     Net cash flows provided by operating activities .............      65,198       64,979
                                                                     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net ........................      (4,756)     (30,897)
  Investment in Buffington Harbor, L.L.C .........................        (215)      (1,021)
  CRDA Investments ...............................................      (3,378)      (3,238)
  Cash restricted for future construction ........................         969           --
                                                                     ---------    ---------
    Net cash flows used in investing activities ..................      (7,380)     (35,156)
                                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock .....................................      (2,259)     (12,896)
  Issuance of long-term debt-other ...............................         900           --
  Payment of long-term debt-other ................................      (4,268)      (4,858)
  Cost of issuing debt ...........................................        (569)          --
                                                                     ---------    ---------
    Net cash flows used in financing activities ..................      (6,196)     (17,754)
                                                                     ---------    ---------

    Net increase in cash and cash equivalents ....................      51,622       12,069

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .................     140,324      175,745
                                                                     ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................   $ 191,946    $ 187,814
                                                                     =========    =========

CASH INTEREST PAID ...............................................   $   1,975    $   1,904
                                                                     =========    =========

Supplemental Disclosure of Non-Cash Activities:
Purchase of property and equipment under capital lease obligations   $     881    $   1,400
                                                                     =========    =========

         The accompanying notes are an integral part of these condensed consolidated financial statements

                      TRUMP HOTELS & CASINO RESORTS, INC.,
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1) Organization and Operations

      The accompanying condensed consolidated financial statements include those of Trump Hotels & Casino Resorts, Inc., a Delaware corporation ("THCR"), Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings"), and subsidiaries, including Trump Hotels & Casino Resorts Funding, Inc. ("THCR Funding"). THCR Holdings is an entity which is currently owned approximately 63.4% by THCR, as both a general and limited partner, and approximately 36.6% by Donald J. Trump ("Trump"), as a limited partner. Trump's limited partnership interest in THCR Holdings represents his economic interests in the assets and operations of THCR Holdings. Accordingly, such limited partnership interest is convertible at Trump's option into 13,918,723 shares of THCR's common stock, par value $.01 per share. The accompanying consolidated financial statements include those of (i) THCR and its 63.4% owned subsidiary, THCR Holdings, and (ii) THCR Holdings and its wholly owned subsidiaries:

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

            THCR Funding, the co-issuer of $145,000,000 15 1/2% Senior Secured Notes, due 2005 (the "Senior Notes").

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

            The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted.

            These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 1997 filed with the SEC.

            The casino industry in Atlantic City is seasonal in nature; accordingly, results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results for a full year.

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

      Basic Loss Per Share

            In the fourth quarter of 1997, THCR adopted Statement of Financial Accounting Standards Board, Statement No. 128 "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 requires the presentation in the consolidated statement of operations for all years presented of both basic and dilutive earnings per share. Basic and dilutive loss per share calculated under this Statement does not differ from earnings per share reported in prior periods.

            Basic loss per share is based on the weighted average number of shares of THCR Common Stock outstanding. Dilutive earnings per share are the same as basic earnings per share as common stock equivalents have not been included as they would be anti-dilutive. The shares of THCR's Class B Common Stock, par value $.01 per share ("the THCR Class B Common Stock") owned by Trump have no economic interest and therefore are not considered in the calculation of weighted average shares outstanding.

      Reclassifications

            Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

(2) Property and Equipment

      During the second quarter of 1997, THCR revised its estimates of the useful lives of buildings, building improvements, furniture and fixtures which were acquired in 1996. Building and building improvements were reevaluated to have a forty year life and furniture and fixtures were determined to have a seven year life. During the third quarter of 1997, Trump Indiana revised its estimates of the useful life of the riverboat and its improvements from fifteen to thirty years. THCR believes these changes more appropriately reflect the timing of the economic benefits to be received from these assets during their estimated useful lives. For the three months ended March 31, 1998, the net effect of applying these new lives was to decrease net loss by $2,300,000 and decrease loss per share by $.11.

(3) Long-Term Debt

      On April 17, 1998, Trump's Castle Funding, Inc. refinanced its 11 1/2% Senior Secured Notes due 2000 (the "Old Senior Notes") and its term loan with a bank (the "Term Loan") by issuing 10 1/4% Senior Secured Notes due 2003 (the "New Senior Notes"). The proceeds from the issuance of the New Senior Notes were used to redeem all of the issued and outstanding Old Senior Notes at 100% of their principal amount and to repay the Term Loan in full. In conjunction with this refinancing, Trump's Castle Hotel & Casino Inc. ("TCHI"), a New Jersey corporation and the general partner of Castle Associates, obtained a working capital credit facility (the "Working Capital Loan"). Both the New Senior Notes and the Working Capital Loan are guaranteed by Castle Associates.

      The New Senior Notes have an outstanding principal amount of $62,000,000 and bear interest at the rate of 10 1/4% per annum, payable semi-annually each April and October. The New Senior Notes mature on April 17, 2003.

      The Working Capital Loan has an outstanding principal amount of $5,000,000 and bears interest at the rate of 10 1/4% per annum, payable semi-annually each April and October. The entire principal balance of the Working Capital Loan matures on April 17, 2003.

                      TRUMP HOTELS & CASINO RESORTS, INC.,
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(4) Financial Information

            Financial information relating to THCR Funding is as follows:

                                                                              March 31,      December 31,
                                                                                1998            1997
                                                                                ----           ------
            Total Assets (including Notes receivable of
                     $145,000,000 at March 31, 1998 and
                     December 31, 1997) ...................................   $151,555,000   $145,936,000
                                                                              ============   ============

            Total Liabilities and Capital (including $145,000,000 of Senior
                     Secured Notes Due 2005) ..............................   $151,555,000   $145,936,000
                                                                              ============   ============

                                                                              Three Months Ended March 31,
                                                                                  1998               1997
                                                                                  ----               ----

            Interest Income from THCR Holdings ............................   $  5,619,000   $  5,619,000

            Interest Expense ..............................................   $  5,619,000   $  5,619,000
                                                                              ------------   ------------

            Net Income ....................................................   $         --   $         --
                                                                              ============   ============

(5) Change in Accounting Policy

            On April 9, 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities". The new standard amends previous guidance from the AICPA that permitted capitalization of start-up costs in certain industries and requires that all nongovernmental entities expense the costs of start-up activities as those costs are incurred. Under the SOP, the term "start-up" has been broadly defined to include pre-operating, pre-opening and organization activities. Companies must adopt the new standard in fiscal years beginning after December 15, 1998. At adoption, a company must record a cumulative effect of a change in accounting principle to write off any unamortized start-up costs that existed as of the beginning of the fiscal year in which the SOP is adopted and an operating expense for those costs which were incurred and capitalized since the beginning of the fiscal year and adoption of the SOP.

            THCR has not yet decided when it will adopt the new standard, but it is not expected to be adopted earlier than the first quarter of 1999. Had THCR adopted the new standard as of March 31, 1998, the net loss of $17,670,000 would have increased by $355,000 for the effect of the write-off of first quarter capitalized costs and $1,872,000 for the cumulative effect of change in accounting principle to an adjusted net loss of $19,897,000. The corresponding earnings per share effect would increase the net loss per share as reported of $.79 by $.02 for the write-off of first quarter capitalized costs and $.08 for the cumulative effect of change in accounting principle to an adjusted loss per share of $.89.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

      Cash flows from operating activities are THCR's principal source of liquidity and were $65,198,000 compared to $64,979,000 for the comparable period in 1997.

      Capital expenditures for Trump AC were $3,308,000 and $19,268,000 for the three months ended March 31, 1998 and 1997, respectively. Capital expenditures for improvements to Trump Plaza's existing facilities were $2,847,000 and $4,253,000 for the three months ended March 31, 1998 and 1997, respectively. In addition, in 1997, Plaza Associates exercised its option to purchase from Seashore Four Associates, an entity beneficially owned by Trump, one of the parcels of land underlying Trump Plaza's main tower, pursuant to the terms of a lease, the payments under which were terminated upon the exercise of such option. The purchase price and associated closing costs were $10,144,000.

      Capital expenditures attributable to the Taj Mahal were $175,000 and $15,015,000 for the three months ended March 31, 1998 and 1997, respectively. Capital expenditures for improvements to existing facilities were approximately $175,000 and $2,340,000 for the three months ended March 31, 1998 and 1997, respectively. Capital expenditures attributable to the expansion of the facility were approximately $12,675,000 for the three months ended March 31, 1997.

      The expansion at the Taj Mahal (the "Taj Mahal Expansion") consisted of the construction of a new 14-bay bus terminal which was completed in December 1996, a 2,400 space expansion of the existing self parking facilities, which was completed in May 1997, and an approximate 7,000 square-foot casino expansion with 260 slot machines, which was completed in July 1997. The total costs of the Taj Mahal Expansion including amounts expended in 1996 and 1997 were approximately $43,500,000 and have been funded principally out of cash from operations.

      Capital expenditures attributable to Castle Associates were $40,000 and $584,000 for the three months ended March 31, 1998 and 1997, respectively. Capital expenditures attributable to Trump Indiana were $1,372,000 and $883,000 for the three months ended March 31, 1998 and 1997, respectively. Approximately $15 million costs of hotel construction and other infrastructure improvements will be applied towards satisfying the economic development commitment required in connection with the Indiana licensing process. THCR is currently negotiating with the Majestic Star Casino, L.L.C. ("Barden"), the other riverboat licensee and joint owner with Trump Indiana of Buffington Harbor Riverboats, L.L. C. ("BHR"), and the City of Gary for the development of a 1,500 space parking garage by BHR which would cost approximately $20 million.

      On April 17, 1998 Trump's Castle Funding, Inc. refinanced its 11 1/2% Senior Secured Notes due 2000 (the "Old Senior Notes") and its term loan with a bank (the "Term Loan") by issuing 10 1/4% Senior Secured Notes due 2003 (the "New Senior Notes"). The proceeds from the issuance of the New Senior Notes were used to redeem all of the issued and outstanding Old Senior Notes and 100% of their principal amount and to repay the Term Loan in full. In conjunction with this refinancing, Trump's Castle Hotel & Casino Inc., a New Jersey corporation and the general partner of Castle Associates, obtained a working capital credit facility (the "Working Capital Loan"). Both the New Senior Notes and the Working Capital Loan are guaranteed by Castle Associates.

      The New Senior Notes have an outstanding principal amount of $62,000,000 and bear interest at the rate of 10 1/4% per annum, payable semi-annually each April and October. The New Senior Notes mature on April 17, 2003.

      The Working Capital Loan has an outstanding principal amount of $5,000,000 and bears interest at the rate of 10 1/4% per annum, payable semi-annually each April and October. The entire principal balance of the Working Capital Loan matures on April 17, 2003.

      THCR has assessed the year 2000 issue and has begun implementing a plan to resolve the issue, which is expected to be completed in early 1999. Based upon management's assessment, it is anticipated that associated costs incurred to satisfactorily complete the plan will not be material.

      The indenture governing the Senior Notes (the "Senior Note Indenture") as well as indentures of the subsidiaries restrict the ability of THCR Holdings and its subsidiaries to make distributions to partners or pay dividends, as the case may be, unless certain financial ratios are achieved. Further, THCR's future operating results are conditional and could fluctuate given the rapidly changing competitive environment.

      In addition, the ability of Plaza Associates, Taj Associates and Castle Associates to make payments of dividends or distributions to THCR Holdings may be restricted by the New Jersey Casino Control Commission ("CCC"). Similarly, the ability of Trump Indiana to make payments of dividends or distributions to THCR Holdings may be restricted by the Indiana Gaming Commission.

Results of Operations: Operating Revenues and Expenses

      All business activities of THCR and THCR Holdings are conducted by Plaza Associates, Taj Associates, Trump Marina and Trump Indiana.

      Comparison of Three-Month Periods Ended March 31, 1998 and 1997. The following tables include selected data of Plaza Associates, Taj Associates, Trump Indiana and Trump Marina.

                                              Three Months Ended March 31, 1998
                                              ---------------------------------
                                      Plaza        Taj       Trump       Trump       THCR
                                    Associates  Associates  Indiana     Marina   Consolidated*
                                    ----------  ----------  -------     ------   -------------
Revenues:                                        (dollars in millions)
 Gaming ..........................   $ 87.3      $114.5      $ 27.8      $ 62.6      $292.2
 Other ...........................     23.0        27.2         0.7        12.9        63.8
                                     ------      ------      ------      ------      ------
  Gross Revenues .................    110.3       141.7        28.5        75.5       356.0
Less: Promotional Allowances .....     14.3        16.1         0.2         8.9        39.5
                                     ------      ------      ------      ------      ------
  Net Revenues ...................     96.0       125.6        28.3        66.6       316.5
                                     ------      ------      ------      ------      ------
Costs and Expenses:
 Gaming ..........................     54.0        72.7        19.8        39.9       186.4
 General & Administrative ........     20.0        21.2         6.9        15.0        65.9
 Depreciation & Amortization .....      6.0         9.3         1.1         4.0        20.6
 Other ...........................      6.6         8.0         0.8         2.5        17.9
                                     ------      ------      ------      ------      ------
  Total Costs and Expenses .......     86.6       111.2        28.6        61.4       290.8
                                     ------      ------      ------      ------      ------
Income (Loss) from Operations ....      9.4        14.4        (0.3)        5.2        25.7
                                     ------      ------      ------      ------      ------
Non-operating Income .............      0.4         0.2         0.0         0.2         2.8
Interest Expense .................    (12.0)      (23.6)       (2.5)      (12.6)      (55.6)
                                     ------      ------      ------      ------      ------
  Total Non-operating Expense, Net    (11.6)      (23.4)       (2.5)      (12.4)      (52.8)
                                     ------      ------      ------      ------      ------
Loss in Joint Venture ............     --          --          (0.7)       --          (0.7)
Income Tax Benefit ...............     --          --          --          --          --
                                     ------      ------      ------      ------      ------
Net Loss Before Minority
      Interest ...................   $ (2.2)     $ (9.0)     $ (3.5)     $ (7.2)      (27.8)
                                     ======      ======      ======      ======      ------
Minority Interest ................                                                     10.1
                                                                                     ------
Net Loss .........................                                                   $(17.7)
                                                                                     ======

* Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.


                                              Three Months Ended March 31, 1997
                                              ---------------------------------
                                      Plaza        Taj       Trump       Trump       THCR
                                    Associates  Associates  Indiana     Marina   Consolidated*
                                    ----------  ----------  -------     ------   -------------
Revenues:                                           (dollars in millions)
 Gaming ..........................   $ 86.9      $128.2      $ 37.8      $ 64.0      $316.9
 Other ...........................     24.5        26.7         1.0        14.0        66.2
                                     ------      ------      ------      ------      ------
  Gross Revenues .................    111.4       154.9        38.8        78.0       383.1
Less: Promotional Allowances .....     14.6        16.5         0.2         9.6        40.9
                                     ------      ------      ------      ------      ------
  Net Revenues ...................     96.8       138.4        38.6        68.4       342.2
                                     ------      ------      ------      ------      ------
Costs and Expenses:
 Gaming ..........................     55.3        79.2        23.3        41.0       198.8
 General & Administrative ........     20.5        22.2         6.9        16.2        67.6
 Depreciation & Amortization .....      6.5        14.2         1.3         5.1        27.1
 Other ...........................      7.5         7.6         0.7         2.7        18.5
                                     ------      ------      ------      ------      ------
  Total Costs and Expenses .......     89.8       123.2        32.2        65.0       312.0
                                     ------      ------      ------      ------      ------
Income from Operations ...........      7.0        15.2         6.4         3.4        30.2
                                     ------      ------      ------      ------      ------
Non-operating Income .............      0.2         0.4         0.3         0.1         2.0
Interest Expense .................    (12.2)      (23.7)       (2.9)      (12.2)      (52.6)
                                     ------      ------      ------      ------      ------
  Total Non-operating Expense, Net    (12.0)      (23.3)       (2.6)      (12.1)      (50.6)
                                     ------      ------      ------      ------      ------
Loss in Joint Venture ............     --          --          (0.6)       --          (0.6)
Income Tax Provision .............     --          --          (0.9)       --          (0.9)
                                     ------      ------      ------      ------      ------
Net Loss before Minority Interest    $ (5.0)     $ (8.1)     $  2.3      $ (8.7)      (21.9)
                                     ======      ======      ======      ======      ======

Minority Interest ................                                                      8.0
                                                                                     ------
Net Loss .........................                                                   $(13.9)
                                                                                     ======

* Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.

                                                               Three Months Ended March 31, 1997
                                                               ---------------------------------
                                             Plaza         Taj          Trump           Trump          THCR
                                           Associates   Associates     Indiana          Marina      Consolidated*
                                           ----------   ----------     -------          ------      -------------
                                                                    (dollars in millions)
Table Game Revenues.....................      $24.9        $41.6         $8.4            $17.7           $92.6
Incr (Decr) over prior period...........       $2.9       $(15.7)       $(2.8)           $(0.9)         $(16.5)
Table Game Drop.........................     $151.6       $274.7        $51.1           $111.8          $589.2
Incr (Decr) over prior period...........      $(7.7)      $(43.3)      $(10.8)           $(4.8)         $(66.6)
Table Win Percentage....................       16.4%        15.1%        16.4%            15.8%           15.7%
Incr (Decr) over prior period...........        2.6 pts.    (2.9) pts.   (1.7) pts.       (0.1) pts.      (0.9) pts.
Number of Table Games...................        117          156           58               94             425
Incr (Decr) over prior period...........        (18)         (10)         (11)               1             (38)

Slot Revenues...........................      $62.4        $68.4        $19.4            $44.6          $194.8
Incr (Decr) over prior period...........      $(2.5)        $2.0        $(7.2)           $(0.5)          $(8.1)
Slot Handle.............................     $776.3       $832.0       $304.8           $551.8        $2,464.9
Incr (Decr) over prior period...........     $(11.0)       $(1.2)      $(96.0)           $(3.9)        $(104.3)
Slot Win Percentage.....................        8.0%         8.2%         6.4%             8.1%            7.9%
Incr (Decr) over prior period...........       (0.2) pts.    0.2 pts.    (0.2) pts.       (0.1) pts.       0.0
Number of Slot Machines.................      4,076        4,145        1,327            2,155          11,703
Incr (Decr) over prior period...........        (10)         347         (117)            (177)             43
 Other Gaming Revenues..................        N/A         $4.5          N/A             $0.3            $4.8
Incr (Decr) over prior period...........        N/A        $(0.1)         N/A             $0.0           $(0.1)

Total Gaming Revenues...................      $87.3       $114.5        $27.8            $62.6          $292.2
Incr (Decr) over prior period...........       $0.4       $(13.8)       $(9.9)           $(1.4)         $(24.7)

                                                               Three Months Ended March 31, 1997
                                                               ---------------------------------
                                             Plaza         Taj          Trump           Trump          THCR
                                           Associates   Associates     Indiana          Marina      Consolidated*
                                           ----------   ----------     -------          ------      -------------
Table Game Revenues...................        $22.0        $57.3        $11.2            $18.6          $109.1
Table Game Drop.......................       $159.3       $318.0        $61.9           $116.6          $655.8
Table Win Percentage..................        13.8%        18.0%        18.1%            15.9%           16.6%
Number of Table Games.................          135          166           69               93             463

Slot Revenues.........................        $64.9        $66.4        $26.6            $45.1          $202.9
Slot Handle...........................       $787.3       $833.2       $400.8           $547.9        $2,569.2
Slot Win Percentage...................         8.2%         8.0%         6.6%             8.2%            7.9%
Number of Slot Machines...............        4,086        3,798        1,444            2.332          11,660
Other Gaming Revenues.................          N/A         $4.6          N/A             $0.3            $4.9

Total Gaming Revenues.................        $86.9       $128.2        $37.8            $64.0          $316.9


      Gaming revenues are the primary source of THCR's revenues. Taj Associates' year over year decrease in gaming revenues was due primarily to last year's first quarter results which included an unusual approximately $8 million dollar table game win from one premium player, contrasted against an unusually low table game win percentage in the current year. Table games revenues represent the amount retained by THCR from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". Decreases in revenue at Trump Indiana are attributed to the new facilities and capacity added over the past year.

      Gaming costs and expenses were $186,364,000 for the three months ended March 31, 1998, a decrease of $12,439,000 or 6.3% from $198,803,000 from the comparable period in 1997. This decrease is substantially proportionate to the decrease in gaming revenues from the comparable period in 1997, and represent primarily marketing and promotional costs.

      During the second quarter of 1997, THCR revised its estimates of the useful lives of buildings, building improvements, furniture and fixtures which were acquired in 1996. Building and building improvements were reevaluated to have a forty year life and furniture and fixtures were determined to have a seven year life. During the third quarter of 1997, Trump Indiana revised its estimates of the useful life of the riverboat and its improvements from fifteen to thirty years. THCR believes these changes more appropriately reflect the timing of the economic benefits to be received from these assets during their estimated useful lives. For the three months ended March 31, 1998, the net effect of applying these new lives was to decrease net loss by $2,300,000 and decrease loss per share by $.11.

Seasonality

The casino industry in Atlantic City and Indiana is seasonal in nature; accordingly, the results of operations for the period ending March 31, 1998 are not necessarily indicative of the operating results for a full year.

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Pursuant to the General Instructions to Rule 305 of Regulation S-K, the quantitative and qualitative disclosures called for by this Item 3 and by Rule 305 of Regulation S-K are inapplicable to the Registrants at this time.

                          PART II -- OTHER INFORMATION

ITEM -- LEGAL PROCEEDINGS

      THCR and certain of its subsidiaries, affiliates and employees have been involved in various legal proceedings. In general, THCR has agreed to indemnify such persons against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings. Such persons and entities are vigorously defending the allegations against them and intend to vigorously contest any future proceedings.

      Plaza Associates. The CRDA is required to set aside funds for investment in hotel development projects in Atlantic City undertaken by casino licensees which result in the construction or rehabilitation of at least 200 hotel rooms. These investments are to fund up to 27% of the cost to casino licensees of such projects. In June 1993, ,Plaza Associates made application for such funding to the CRDA with respect to its proposed construction of the Trump Plaza East facilities, demolition of a certain structure adjacent thereto, development of an appurtenant public park, roadway and parking area and acquisition of the entire project site. The CRDA, in rulings through January 10, 1995, approved the hotel development project and, with respect to same and pursuant to a credit agreement between them, reserved to Plaza Associates the right to take investment tax credits up to approximately $14.2 million. Plaza Associates has, except for three small parcels discussed below, acquired the site and had constructed and presently operates and maintains the proposed hotel tower, public park, roadway and parking area.

      As part of its approval and on the basis of its powers of eminent domain, the CRDA, during 1994, initiated certain condemnation proceedings in the Superior Court of New Jersey, Atlantic County, to acquire five small parcels of land within the project site. Plaza Associates has since acquired two of the parcels and proceedings with respect to those parcels have been concluded. The proceedings with respect to the remaining three parcels, which, if acquired, will be included in the public park and parking area of the project, are currently pending and include a claim by the defendants that the CRDA did not properly determine that the parcels were to be used for public purposes. The CRDA motion seeking dismissal of this claim has been briefed and, in February 1998, argued by the parties. Additionally, with respect to the two parcels to be included in the public park portion of the project, the CRDA, by a separate motion, seeks an order that the Plaza Associates' application and credit agreement be deemed amended so as to terminate the CRDA obligation to acquire the two parcels and enabling the CRDA to abandon the condemnation proceedings with respect to these two parcels. This motion was opposed by Plaza Associates. By order dated April 1, 1998, the Court denied the motion but granted the CRDA leave to amend its pleadings by a filing within 14 days from the date thereof to formally assert a claim for specific performance of the alleged agreement. The CRDA did not file any such amended pleading within this permitted time period.

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

      Other Litigation. On March 13, 1997, THCR filed a lawsuit in the United States District Court, District of New Jersey, against Mirage Resorts Incorporated ("Mirage"), the State of New Jersey ("State"), the New Jersey Department of Transportation ("NJDOT"), the South Jersey Transportation Authority ("SJTA"), the CRDA, the New Jersey Transportation Trust Fund Authority and others. THCR was seeking declaratory and injunctive relief to recognize and prevent violations by the defendants of the casino clause of the New Jersey State Constitution and various federal securities and environmental laws relating to proposed infrastructure improvements in the Atlantic City marina area. While this action was pending, defendants State and the CRDA then filed an action in the New Jersey State Court seeking declaration of the claim relating to the casino clause of the New Jersey State Constitution. On May 1, 1997, the United States District Court dismissed the federal claims and ruled that the State constitutional claims should be pursued in State Court. On April 2, 1998, the United States Court of Appeals for the Third Circuit affirmed the dismissal. THCR has petitioned the Third Circuit for a rehearing. On May 14, 1997, the State Court entered a summary judgement in favor of the State and the CRDA, which was affirmed by the Appellate Division on March 20, 1998. THCR has filed a Notice of Appeal in the State Supreme Court.

      On August 14, 1996, certain stockholders of THCR filed two derivative actions in the Court of Chancery in Delaware (Civil Action Nos. 15148 and 15160) (the "Delaware cases") against each of the members of the Board of Directors of THCR, THCR, THCR Holdings, Castle Associates and Trump Casinos II, Inc. ("TCI-II"). The plaintiffs claim that the directors of THCR breached their fiduciary duties in connection with the its acquisition of Castle Associates ("the Castle Acquisition") by purchasing these interests at an excessive price in a self-dealing transaction. The complaint sought to enjoin the transaction, and also sought damages and an accounting. The injunction was never pursued. These plaintiffs served a notice of dismissal in the Delaware cases on December 29, 1997. The Court of Chancery has not yet ordered the Delaware cases dismissed.

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

      The Delaware cases were amended and refiled in the Southern District of New York and consolidated with the federal action for all purposes, including pretrial proceedings and trial. On or about January 17, 1997, the plaintiffs filed their Consolidated Amended Derivative Complaint (the "First Amended Complaint"), reflecting the consolidation. On or about March 24, 1997, the plaintiffs filed their Second Consolidated Amended Derivative Complaint (the "Second Amended Complaint"). In addition to the allegations made in the First Amended Complaint, the Second Amended Complaint claims that certain of the defendants breached their fiduciary duties and wasted corporate assets in connection with the previously contemplated transaction with Colony Capital, Inc. ("Colony Capital"). The Second Amended Complaint also includes claims against Colony Capital for aiding and abetting certain of those violations. In addition to the relief sought in the First Amended Complaint, the Second Amended Complaint sought to enjoin the previously contemplated transaction with Colony Capital or, if it was effectuated, to rescind it. On March 27, 1997, THCR and Colony Capital mutually agreed to end negotiations with respect to such transaction. On June 26, 1997, plaintiffs served their Third Consolidated Amended Derivative Complaint (the "Third Amended Complaint"), which omitted the claims against Colony Capital. THCR and the other defendants in the action moved to dismiss the Third Amended Complaint on August 5, 1997. The plaintiffs opposed the defendants' motions to dismiss the Third Amended Complaint by response dated October 24, 1997. The defendants' reply was served December 9, 1997. By letter dated April 2, 1998, the plaintiffs sought the Court's permission to amend further the Third Amended Complaint to add certain additional factual allegations. The defendants opposed the application and the Court has not yet ruled on it.

      Trump Indiana. Commencing in early 1994, Trump Indiana (which was then wholly owned by Trump), through its Indiana counsel, had discussions with eight Indiana residents regarding the potential purchase by such residents of non-voting stock of Trump Indiana, representing a total of 7.5% of the equity in Trump Indiana. The purchase price of the stock was to have been paid with a promissory note secured by the stock purchased, although the purchase price and other material terms of the proposed purchase were never agreed upon. Such discussions did not result in an agreement for, or the purchase of, any stock by the residents. It was subsequently determined to include Trump Indiana as a wholly owned subsidiary of THCR Holdings in connection with the June 1995 Offerings. The residents then asserted a right to purchase stock in Trump Indiana. Trump Indiana and THCR did not agree with the residents' assertions of any such rights with respect to the stock of Trump Indiana or otherwise, and so advised the residents. Although discussions had been ongoing with respect to the resolution of this matter, on March 29, 1996, in the matter entitled
Keshav D. Aggarwal, et. al. v. Donald J. Trump, Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Indiana, Inc., such residents filed a complaint with respect to this matter in the United States District Court, Southern District of Indiana, seeking, among other things, compensatory and punitive damages in an unspecified amount and that the court order the defendants to transfer ownership of 7.5% of Trump Indiana to the plaintiffs. Trump, THCR, THCR Holdings and Trump Indiana filed an answer to the complaint on May 31, 1996. Cross-motions for summary judgment have been filed by all parties and a decision regarding each motion is expected in the near future. In September 1997, a monetary settlement was reached between all defendants and four of the plaintiffs. Recently, the remaining plaintiffs voluntarily dismissed their demands for the transfer of ownership in Trump Indiana. A trial date has been set for July 1998. THCR and the other defendants intend to vigorously contest the allegations against them. Further, management believes that the further resolution of these claims will not have a material adverse effect on THCR.

     Various other legal proceedings are now pending against THCR. Except as set forth herein and in THCR's Annual Report on Form 10-K for the year ended December 31, 1997, THCR considers all such proceedings to be ordinary litigation incident to the character of its business and not material to its business or financial condition. THCR believes that the resolution of these claims, to the extent not covered by insurance, will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations of THCR.

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS
     None.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

ITEM 5 -- OTHER INFORMATION
     None.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits:

            Exhibit No.               Description of Exhibit
            -----------               ----------------------
              27.1(1) Financial Data Schedule of Trump Hotels & Casino Resorts, Inc.
              27.2(2) Financial Data Schedule of Trump Hotels & Casino Resorts Holdings, L.P.
              27.3(2) Financial Data Schedule of Trump Hotels & Casino Funding, Inc.

            (1) Filed only with the Quarterly Report on Form 10-Q of THCR for the quarter ended March 31, 1998.

            (2) Filed only with the Quarterly Report on Form 10-Q of THCR Holdings and THCR Funding for the quarter ended March 31, 1998.

            b. Current Reports on Form 8-K:

            The Registrants did not file any Current Reports on Form 8-K during the period beginning January 1, 1998 and ending March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TRUMP HOTELS & CASINO RESORTS, INC.
                                           (Registrant)

Date: May 15, 1998


                               By: /s/ R. BRUCE MC KEE
                                  ---------------------------------------------
                                       R. Bruce McKee
                                       Senior Vice President of Corporate
                                       Finance and Chief Financial Officer
                                       (Duly Authorized Officer and Principal
                                       Financial Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                            (Registrant)

Date: May 15, 1998

                                  By: TRUMP HOTELS & CASINO RESORTS, INC.,
                                      its general partner


                                  By: /s/ R. BRUCE MC KEE
                                  ----------------------------------------------
                                          R. Bruce McKee
                                           Senior Vice President of Corporate
                                           Finance and Chief Financial Officer
                                           (Duly Authorized Officer and
                                           Principal Financial Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
                                        (Registrant)

Date: May 15, 1998


                                  By: /s/ R. BRUCE MC KEE
                                  ----------------------------------------------
                                          R. Bruce McKee
                                           Senior Vice President of Corporate
                                           Finance and Chief Financial Officer
                                           (Duly Authorized Officer and
                                           Principal Financial Officer)