Form 10-Q
period 1998-09-30
TRUMP HOTELS & CASINO RESORTS INC
filed 1998-11-13
CIK 943320

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: September 30, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
              For the transition period from _________ to _________

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

                        Commission file number: 33-90786
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                         13-3818407
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)

             2500 Boardwalk
        Atlantic City, New Jersey                                  08401
(Address of principal executive offices)                        (Zip Code)

                                 (609) 441-6060
              (Registrant's telephone number, including area code)
                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

                        Commission file number: 33-90786
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                        13-3818405
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)

             2500 Boardwalk
        Atlantic City, New Jersey                                  08401
(Address of principal executive offices)                        (Zip Code)

                                 (609) 441-6060
              (Registrant's telephone number, including area code)
                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     The number of outstanding shares of Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts, Inc. as of November 13, 1998 was 22,195,256.

     The number of outstanding shares of Class B Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts, Inc. as of November 13, 1998 was 1,000.

     The number of outstanding shares of Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts Funding, Inc. as of November 13, 1998 was 100.

================================================================================

                                        TRUMP HOTELS & CASINO RESORTS, INC.,
                                    TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                                        AND
                                    TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

                                                INDEX TO FORM 10-Q

PART I--FINANCIAL INFORMATION


ITEM 1--FINANCIAL STATEMENTS                                                                                    PAGE NO.
                                                                                                                --------
         Condensed Consolidated Balance Sheets of Trump Hotels & Casino Resorts, Inc.
         as of September 30, 1998 (unaudited) and December 31, 1997...........................................       1

         Condensed Consolidated Statements of Operations of Trump Hotels & Casino Resorts, Inc.
         for the Three and Nine Months Ended September 30, 1998 and 1997 (unaudited)..........................       2

         Condensed Consolidated Statement of Stockholders' Equity of Trump Hotels & Casino Resorts, Inc.
         for the Nine  Months Ended September 30, 1998  (unaudited)...........................................       3

         Condensed Consolidated Statements of Cash Flows of Trump Hotels & Casino Resorts, Inc.
         for the Nine  Months Ended September 30, 1998 and 1997 (unaudited)...................................       4

         Condensed Consolidated Balance Sheets of Trump Hotels & Casino Resorts Holdings, L.P.
         as of September 30,  1998 (unaudited) and December 31, 1997..........................................       5

         Condensed Consolidated Statements of Operations of Trump Hotels & Casino Resorts Holdings, L.P.
         for the Three and Nine Months Ended September 30, 1998 and 1997 (unaudited)..........................       6

         Condensed Consolidated Statement of Partners' Capital of Trump Hotels & Casino Resorts
         Holdings, L.P.  for the Nine Months Ended September 30, 1998 (unaudited).............................       7

         Condensed Consolidated Statements of Cash Flows of Trump Hotels & Casino Resorts Holdings, L.P.
         for the Nine Months Ended September 30, 1998 and 1997 (unaudited)....................................       8

         Notes to Condensed Consolidated Financial Statements of Trump Hotels & Casino Resorts, Inc.,
         Trump Hotels & Casino Resorts Holdings, L.P. and Trump Hotels & Casino Resorts
         Funding, Inc.  (unaudited)...........................................................................       9

ITEM 2  --    Management's Discussion and Analysis of Financial Condition and Results
              of Operations...................................................................................       12

ITEM 3  --    Quantitative and Qualitative Disclosures About Market Risk......................................       18


                       TRUMP HOTELS & CASINO RESORTS, INC.
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

                            INDEX TO FORM 10-Q CONT'D

                                                                        PAGE NO.
                                                                        --------
PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings...............................................   19
ITEM 2 -- Changes in Securities and Use of Proceeds.......................   20
ITEM 3 -- Defaults Upon Senior Securities.................................   20
ITEM 4 -- Submission of Matters to a Vote of Security Holders.............   20
ITEM 5 -- Other Information...............................................   20
ITEM 6 -- Exhibits and Reports on Form 8-K................................   20

SIGNATURES

SIGNATURE -- Trump Hotels & Casino Resorts, Inc. .........................   21
SIGNATURE -- Trump Hotels & Casino Resorts Holdings, L.P. ................   22
SIGNATURE -- Trump Hotels & Casino Resorts Funding, Inc. .................   23



                             TRUMP HOTELS & CASINO RESORTS, INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS, EXCEPT SHARE DATA)

                                           ASSETS

                                                                 SEPTEMBER  30,   DECEMBER 31,
                                                                     1998             1997
                                                                 --------------   ------------
                                                                  (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents..............................     $   187,598        $  140,328
   Receivables, net.......................................          71,589            68,075
   Inventories ...........................................          13,463            13,011
   Due from affiliates, net...............................          12,307            13,173
   Prepaid expenses and other current assets..............          20,154            13,892
                                                                ----------        ----------
         Total Current Assets.............................         305,111           248,479

INVESTMENT IN BUFFINGTON HARBOR, L.L.C....................          41,222            43,535
INVESTMENT IN TRUMP'S CASTLE PIK NOTES....................          61,190            53,381
PROPERTY AND EQUIPMENT, NET...............................       1,973,095         2,004,751
CASH RESTRICTED FOR FUTURE CONSTRUCTION...................           6,987            13,000
DEFERRED BOND AND LOAN ISSUANCE COSTS, NET................          39,701            45,071
DUE FROM AFFILIATES.......................................           3,772             3,493
OTHER ASSETS..............................................          73,397            60,659
                                                                ----------        ----------

Total Assets..............................................      $2,504,475        $2,472,369
                                                                ==========        ==========


                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt.....................     $   13,088      $   21,890
   Accounts payable and accrued expenses....................        119,801         109,489
   Accrued interest payable.................................         81,661          29,038
                                                                 ----------      ----------
         Total Current Liabilities..........................        214,550         160,417

LONG-TERM DEBT, net of current maturities...................      1,831,543       1,817,569
OTHER LONG-TERM LIABILITIES.................................         20,110          17,080
                                                                 ----------      ----------
Total Liabilities...........................................      2,066,203       1,995,066
                                                                 ----------      ----------

MINORITY INTEREST...........................................        134,984         148,418

STOCKHOLDERS' EQUITY:
   Common Stock, $.01 par value, 75,000,000 shares
     authorized, 24,206,756 issued and outstanding  ........            242             242
   Class B Common Stock, $.01 par value, 1,000 shares
     authorized, issued and outstanding.....................             --              --
   Additional Paid in Capital...............................        455,645         455,645
   Accumulated Deficit......................................       (133,064)       (109,726)
   Less treasury stock, 2,011,500 and 1,706,500 shares
     of THCR Common Stock, respectively, at cost............        (19,535)        (17,276)
                                                                 ----------      ----------
Total Stockholders' Equity..................................        303,288         328,885
                                                                 ----------      ----------
Total Liabilities and Stockholders' Equity..................     $2,504,475      $2,472,369
                                                                 ==========      ==========


                    The accompanying notes are an integral part of these
                        condensed consolidated financial statements.



                                             TRUMP HOTELS & CASINO RESORTS, INC.
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                         (UNAUDITED)
                                          (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                           SEPTEMBER 30,                      SEPTEMBER 30,
                                                     ---------------------------    -----------------------------
                                                         1998            1997           1998             1997
                                                         ----            ----           ----             ----
REVENUES:
   Gaming .......................................   $    364,077    $    341,080    $    971,606    $    994,655
   Rooms ........................................         26,841          29,346          70,930          77,149
   Food and Beverage ............................         40,925          41,997         110,441         115,836
   Other ........................................         13,121          14,190          33,545          36,132
                                                    ------------    ------------    ------------    ------------
   Gross Revenues ...............................        444,964         426,613       1,186,522       1,223,772
   Less -- Promotional allowances ...............         47,685          51,017         128,578         137,910
                                                    ------------    ------------    ------------    ------------
   Net Revenues .................................        397,279         375,596       1,057,944       1,085,862
                                                    ------------    ------------    ------------    ------------
COSTS AND EXPENSES:
   Gaming .......................................        221,381         209,766         608,853         621,141
   Rooms ........................................          8,373           8,174          23,642          23,304
   Food and Beverage ............................         13,777          13,299          37,987          37,519
   General and Administrative ...................         70,464          66,895         200,362         203,299
   Depreciation and Amortization ................         20,796          20,379          61,848          66,654
                                                    ------------    ------------    ------------    ------------
                                                         334,791         318,513         932,692         951,917
                                                    ------------    ------------      ----------    ------------
   Income from operations .......................         62,488          57,083         125,252         133,945
                                                    ------------    ------------    ------------    ------------
NON-OPERATING INCOME AND (EXPENSES):
   Interest income ..............................          2,019           1,290           7,166           4,492
   Interest expense .............................        (55,390)        (52,565)       (166,679)       (157,835)
   Other non-operating expense ..................           --              --              (286)           --
                                                    ------------    ------------    ------------      ----------
                                                         (53,371)        (51,275)       (159,799)       (153,343)
                                                    ------------    ------------    ------------      ----------
Income (Loss) before equity in loss of Buffington
   Harbor, L.L.C. and Minority Interest .........          9,117           5,808         (34,547)        (19,398)
Equity in loss of Buffington Harbor, L.L.C ......           (742)         (1,025)         (2,225)         (2,755)
                                                    ------------    ------------    ------------      ----------
Loss before minority interest ...................          8,375           4,783         (36,772)        (22,153)
Minority Interest ...............................         (3,063)         (1,749)         13,434           8,036
                                                    ------------    ------------    ------------      ----------
NET INCOME (LOSS) ...............................   $      5,312    $      3,034    $    (23,338)  $     (14,117)
                                                    ============    ============    ============    ============
Basic earnings (loss) per share .................   $        .24    $        .13    $      (1.05)  $        (.62)
                                                    ============    ============    ============    ============
Weighted average shares .........................     22,195,256      22,500,256      22,206,428      22,894,222
                                                      ==========      ==========      ==========      ==========
Dilutive earnings (loss) per share ..............   $        .24    $        .13    $      (1.05)  $        (.62)
                                                    ============    ============    ============    ============
Weighted average shares .........................     22,195,256      22,500,256      22,206,428      23,894,222
                                                      ==========      ==========      ==========      ==========


                               The accompanying notes are an integral part of these
                                   condensed consolidated financial statements.



                                             TRUMP HOTELS & CASINO RESORTS, INC.
                                  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                         (UNAUDITED)
                                                   (DOLLARS IN THOUSANDS)

                                       NUMBER OF SHARES
                                    ----------------------
                                                              COMMON   ADDITIONAL
                                                   CLASS B     STOCK     PAID IN     ACCUMULATED    TREASURY
                                     COMMON        COMMON     AMOUNT     CAPITAL       DEFICIT        STOCK      TOTAL
                                    ---------      -------    ------  ------------   -----------    ---------    -----
Balance, December 31, 1997......   24,206,756      1,000      $242       $455,645    $(109,726)    $(17,276)    $328,885

Purchase of treasury
 stock, 305,000 shares of
 THCR Common Stock,
 at cost........................                                                                     (2,259)      (2,259)

Net Loss........................                                                       (23,338)                  (23,338)
                                   ----------      -----      ----       --------    ---------     --------     --------

Balance, September 30, 1998.....   24,206,756      1,000      $242       $455,645    $(133,064)    $(19,535)    $303,288
                                   ==========      =====      ====       ========    =========     ========     ========


                                   The accompanying notes are an integral part of this
                                       condensed consolidated financial statement.

                                                            3



                                             TRUMP HOTELS & CASINO RESORTS, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                                      THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                         (UNAUDITED)
                                                   (DOLLARS IN THOUSANDS)

                                                                                          1998                1997
                                                                                          ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss.........................................................................    $(23,338)         $ (14,117)
   Adjustments to reconcile net loss to net cash flows from operating activities:
     Equity in loss of Buffington Harbor, L.L.C.....................................       2,225              2,755
     Depreciation and amortization..................................................      61,848             66,654
     Payment-In-Kind interest in Castle PIK Notes...................................      (7,809)            (6,757)
     Minority interest in net loss..................................................     (13,434)            (8,036)
     Accretion of discounts on mortgage notes.......................................       3,343              2,361
     Amortization of deferred loan costs............................................       5,997              5,861
     Provision for losses on receivables............................................      10,510              6,393
     Valuation allowance of CRDA investments and amortization of Indiana
       gaming costs.................................................................       7,456              7,587
     Accretion of phantom stock units...............................................          --                194
     Increase in receivables........................................................     (14,022)           (19,369)
     Increase in inventories........................................................        (453)            (1,623)
     Increase in other current assets...............................................      (5,601)           (15,799)
     Decrease (increase) in due from affiliates.....................................         552             (1,437)
     Increase in other assets.......................................................     (10,181)            (5,277)
     Increase in accounts payable and accrued expenses..............................       9,967             10,355
     Increase in accrued interest payable ..........................................      52,622             47,255
     Increase in other long-term liabilities........................................       5,246              7,615
                                                                                        --------           --------
       Net cash flows provided by operating activities .............................      84,928             84,615
                                                                                        --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment, net........................................     (25,772)           (71,575)
     Investment in Buffington Harbor, L.L.C. .......................................          88             (1,867)
     CRDA Investments...............................................................     (10,272)           (10,572)
     Restricted cash ...............................................................       6,013                 --
                                                                                        --------           ---------
       Net cash flows used in investing activities..................................     (29,943)           (84,014)
                                                                                        --------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock.....................................................      (2,259)           (17,276)
     Issuance of long-term debt.....................................................      68,164              2,177
     Payment of long-term debt......................................................     (72,992)           (14,947)
     Cost of issuing debt...........................................................        (628)               --
                                                                                        --------          ---------
       Net cash flows used in financing activities..................................      (7,715)           (30,046)
                                                                                        --------          ---------
       Net increase (decrease) in cash and cash equivalents........................      47,270            (29,445)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................................     140,328            175,745
                                                                                        --------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................................    $187,598          $ 146,300
                                                                                        ========          =========
CASH INTEREST PAID..................................................................    $104,710          $ 101,566
                                                                                        ========          =========
Supplemental Disclosure of Non-Cash Activities:

Purchase of property and equipment under capital lease obligations..................    $  2,192          $   4,095
                                                                                        ========          =========


                                The accompanying notes are an integral part of these
                                    condensed consolidated financial statements.

                                                          4

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                     ASSETS

                                              SEPTEMBER 30,  DECEMBER 31,
                                                  1998           1997
                                              -----------    -----------
                                              (UNAUDITED)

CURRENT ASSETS:
  Cash and cash equivalents ...............   $   187,594    $   140,324
  Receivables, net ........................        71,589         68,075
  Inventories .............................        13,463         13,011
  Due from affiliates, net ................        12,307         13,173
  Prepaid expenses and other current assets        20,154         13,892
                                              -----------    -----------
        Total Current Assets ..............       305,107        248,475

INVESTMENT IN BUFFINGTON HARBOR, L.L.C. ...        41,222         43,535
INVESTMENT IN TRUMP'S CASTLE PIK NOTES ....        61,190         53,381
PROPERTY AND EQUIPMENT, NET ...............     1,973,095      2,004,751
CASH RESTRICTED FOR FUTURE CONSTRUCTION ...         6,987         13,000
DEFERRED BOND AND LOAN ISSUANCE COSTS, NET         39,701         45,071
DUE FROM AFFILIATES .......................         3,772          3,493
OTHER ASSETS ..............................        73,397         60,659
                                              -----------    -----------

Total Assets ..............................   $ 2,504,471    $ 2,472,365
                                              ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt ....   $    13,088    $    21,890
  Accounts payable and accrued expenses ...       119,801        109,489
  Accrued interest payable ................        81,661         29,038
                                              -----------    -----------
    Total Current Liabilities .............       214,550        160,417

LONG-TERM DEBT, net of current maturities .     1,831,543      1,817,569
OTHER LONG-TERM LIABILITIES ...............        20,110         17,080
                                              -----------    -----------
Total Liabilities .........................     2,066,203      1,995,066
                                              -----------    -----------

PARTNERS' CAPITAL:
Partners' Capital .........................       652,503        652,503
Accumulated Deficit .......................      (194,700)      (157,928)
Less treasury stock .......................       (19,535)       (17,276)
                                              -----------    -----------
Total Partners' Capital ...................       438,268        477,299
                                              -----------    -----------
Total Liabilities and Partners' Capital ...   $ 2,504,471    $ 2,472,365
                                              ===========    ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.



                             TRUMP HOTELS & CASINO RESORTS HOLDINGS L.P.
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                             (UNAUDITED)
                                        (DOLLARS IN THOUSANDS)

                                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                                           SEPTEMBER 30,          SEPTEMBER 30,
                                                       -------------------     ---------------------
                                                       1998        1997        1998          1997
                                                       ----        ----        ----         -----
REVENUES:
   Gaming .......................................   $364,077    $341,080    $  971,606    $  994,655
   Rooms ........................................     26,841      29,346        70,930        77,149
   Food and Beverage ............................     40,925      41,997       110,441       115,836
   Other ........................................     13,121      14,190        33,545        36,132
                                                    --------    --------    ----------    ----------
   Gross Revenues ...............................    444,964     426,613     1,186,522     1,223,772
   Less -- Promotional allowances ...............     47,685      51,017       128,578       137,910
                                                    --------    --------    ----------    ----------
   Net Revenues .................................    397,279     375,596     1,057,944     1,085,862
                                                    --------    --------    ----------    ----------
COSTS AND EXPENSES:
   Gaming .......................................    221,381     209,766       608,853       621,141
   Rooms ........................................      8,373       8,174        23,642        23,304
   Food and Beverage ............................     13,777      13,299        37,987        37,519
   General and Administrative ...................     70,464      66,895       200,362       203,105
   Depreciation and Amortization ................     20,796      20,379        61,848        66,654
                                                    --------    --------    ----------    ----------
                                                     334,791     318,513       932,692       951,723
                                                    --------    --------    ----------    ----------
   Income from operations .......................     62,488      57,083       125,252       134,139
                                                    --------    --------    ----------    ----------
NON-OPERATING INCOME AND (EXPENSES):
   Interest income ..............................      2,019       1,290         7,166         4,492
   Interest expense .............................    (55,390)    (52,565)     (166,679)     (157,835)
   Other non-operating expense ..................       --          --            (286)         --
                                                    --------    --------    ----------    ----------
                                                     (53,371)    (51,275)     (159,799)     (153,343)
                                                    --------    --------    ----------    ----------
Income (Loss) before equity in loss of Buffington
   Harbor, L.L.C. and Minority Interest .........      9,117       5,808       (34,547)      (19,204)
Equity in loss of Buffington Harbor, L.L.C. .....       (742)     (1,025)       (2,225)       (2,755)
                                                    --------    --------    ----------    ----------
NET INCOME (LOSS) ...............................   $  8,375    $  4,783    $  (36,772)   $  (21,959)
                                                    ========    ========    ==========    ==========



                         The accompanying notes are an integral part of these
                             condensed consolidated financial statements.



                                          TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                     CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                          (UNAUDITED)
                                                     (DOLLARS IN THOUSANDS)

                                                         Partners'        Accumulated            THCR
                                                          Capital           Deficit           Common Stock         Total
                                                         --------         -----------         ------------         -----
Balance, December 31, 1997...........................     $652,503          $(157,928)         $(17,276)          $477,299

Purchase of 305,000 shares of
   THCR Common Stock.................................                                            (2,259)            (2,259)

Net Loss.............................................                         (36,772)                             (36,772)
                                                         ---------          ---------          ---------          --------

Balance, September 30, 1998..........................    $652,503           $(194,700)         $(19,535)          $438,268
                                                         =========          ==========         =========          ========

                                    The accompanying notes are an integral part of this
                                        condensed consolidated financial statement.



                                TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                             THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                (UNAUDITED)
                                           (DOLLARS IN THOUSANDS)

                                                                                      1998        1997
                                                                                      ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss .....................................................................   $ (36,772)   $ (21,959)
  Adjustments to reconcile net loss to net cash flows from operating activities:
    Equity in loss of Buffington Harbor, L.L.C. ................................       2,225        2,755
    Depreciation and amortization ..............................................      61,848       66,654
    Payment-In-Kind interest in Castle PIK Notes ...............................      (7,809)      (6,757)
    Accretion of discounts on mortgage notes ...................................       3,343        2,361
    Amortization of deferred loan costs ........................................       5,997        5,861
    Provision for losses on receivables ........................................      10,510        6,393
    Valuation allowance of CRDA investments and amortization of Indiana
       gaming costs ............................................................       7,456        7,587
    Increase in receivables ....................................................     (14,022)     (19,369)
    Increase in inventories ....................................................        (453)      (1,623)
    Increase in other current assets ...........................................      (5,601)     (15,799)
    Decrease (increase) in due from affiliates .................................         552       (1,437)
    Increase in other assets ...................................................     (10,181)      (5,277)
    Increase in accounts payable and accrued expenses ..........................       9,967       10,355
    Increase in accrued interest payable .......................................      52,622       47,255
    Increase in other long-term liabilities ....................................       5,246        7,615
                                                                                   ---------    ---------
     Net cash flows provided by operating activities ...........................      84,928       84,615
                                                                                   ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net ......................................     (25,772)     (71,575)
  Investment in Buffington Harbor, L.L.C. ......................................          88       (1,867)
  CRDA Investments .............................................................     (10,272)     (10,572)
  Restricted cash ..............................................................       6,013         --
                                                                                   ---------    ---------
    Net cash flows used in investing activities ................................     (29,943)     (84,014)
                                                                                   ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock ...................................................      (2,259)     (17,276)
  Issuance of long-term debt ...................................................      68,164        2,177
  Payment of long-term debt ....................................................     (72,992)     (14,947)
  Cost of issuing debt .........................................................        (628)        --
                                                                                   ---------    ---------
    Net cash flows used in financing activities ................................      (7,715)     (30,046)
                                                                                   ---------    ---------
    Net  increase (decrease) in cash and cash equivalents .....................      47,270      (29,445)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...............................     140,324      175,745
                                                                                   ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................    $187,594     $146,300
                                                                                    ========     ========
CASH INTEREST PAID .............................................................    $104,710     $101,566
                                                                                    ========     ========
Supplemental Disclosure of Non-Cash Activities:

Purchase of property and equipment under capital lease obligations .............      $2,192       $4,095
                                                                                      ======       ======



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

(1) ORGANIZATION AND OPERATIONS

The accompanying condensed consolidated financial statements include those of Trump Hotels & Casino Resorts, Inc., a Delaware corporation ("THCR"), Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings"), and subsidiaries, including Trump Hotels & Casino Resorts Funding, Inc. ("THCR Funding"). THCR Holdings is currently owned approximately 63.4% by THCR, as both a general and limited partner, and approximately 36.6% by Donald
J. Trump ("Trump"), as a limited partner. Trump's limited partnership interest in THCR Holdings represents his economic interests in the assets and operations of THCR Holdings. Accordingly, such limited partnership interest is convertible at Trump's option into 13,918,723 shares of THCR's common stock, par value $.01 per share (the "THCR Common Stock"). Trump's voting interest in THCR is represented by the Class B Common Stock of THCR. The Class B Common Stock votes together with the THCR Common Stock as a single class. The number of votes represented by the THCR Class B Common Stock is equal to the number of shares of THCR Common Stock issuable upon conversion of Trump's partnership interest in THCR Holdings into THCR Common Stock. Upon conversion, the corresponding voting power of shares of THCR Common Stock provides Trump with a voting interest in THCR equal to his equity interest in THCR Holdings' assets represented by his limited partnership interest. The accompanying consolidated financial statements include those of (i) THCR and its 63.4% owned subsidiary, THCR Holdings, and
(ii) THCR Holdings and its wholly owned subsidiaries:

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

     The casino industry in Atlantic City is seasonal in nature; accordingly, results of operations for the period ended September 30, 1998 are not necessarily indicative of the operating results for a full year.

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

(2) PROPERTY AND EQUIPMENT

     During the second quarter of 1997, Plaza Associates, Taj Associates and Castle Associates revised their estimates of the useful lives of buildings, building improvements, furniture and fixtures which were acquired in 1996. Building and building improvements were reevaluated to have a forty year life and furniture and fixtures were determined to have a seven year life. During the third quarter of 1997, Trump Indiana revised its estimates of the useful life of the riverboat and its improvements from fifteen to thirty years. THCR believes these changes more appropriately reflect the timing of the economic benefits to be received from these assets during their estimated useful lives. For the nine months ended September 30, 1998, the net effect of applying these new lives was to decrease net loss by $2,300,000 and decrease loss per share by $.07.

(3) LONG-TERM DEBT

     On April 17, 1998, Trump's Castle Funding, Inc. ("Castle Funding") refinanced its 11 1/2% Senior Secured Notes due 2000 (the "Old Castle Senior Notes") and its term loan with a bank (the "Term Loan") by issuing 10 1/4% Senior Secured Notes due 2003 (the "New Castle Senior Notes"). The proceeds from the issuance of the New Castle Senior Notes were used to redeem all of the issued and outstanding Old Castle Senior Notes at 100% of their principal amount and to repay the Term Loan in full. In conjunction with this refinancing, Trump's Castle Hotel & Casino, Inc. ("TCHI"), a New Jersey corporation and the general partner of Castle Associates, obtained a working capital credit facility (the "Working Capital Loan"). Both the New Castle Senior Notes and the Working Capital Loan are guaranteed by Castle Associates.

     The New Castle Senior Notes have an outstanding principal amount of $62,000,000 and bear interest at the rate of 10 1/4% per annum, payable semi-annually each April and October. The New Castle Senior Notes mature on April 17, 2003.

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

     A tender offer was made to existing holders of Castle Associates' 11 3/4% Mortgage Notes due 2003 (the "Mortgage Notes") on July 9, 1998, offering $940 per $1,000 of principal amount, plus accrued interest. On August 19, 1998, the tender offer was amended to increase the consideration to be paid to tendering Mortgage Note holders to $975 per $1,000 of principal amount, plus accrued interest. Consummation of the tender offer was conditioned upon, among other things a minimum tender of 98% of the principal amount of the Mortgage Notes. Since the minimum tender requirement of 98% was not satisfied, the tender offer expired at 5:00 p.m. on September 17, 1998, in accordance with its terms.

(4) FINANCIAL INFORMATION

     Financial information relating to THCR Funding is as follows:

                                                                           SEPTEMBER  30,        DECEMBER 31,
                                                                              1998                  1997
                                                                              ----                  ----
         Total Assets (including Notes receivable of
                  $145,000,000 at September 30, 1998 and
                  December 31, 1997)...................................    $151,555,000          $145,936,000
                                                                           ============          ============

         Total Liabilities and Capital (including $145,000,000 of Senior
                  Notes ...............................................    $151,555,000          $145,936,000
                                                                           ============          ============



                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                             -------------------------------
                                                                               1998                    1997
                                                                               ----                    ----
         Interest Income from THCR Holdings............................      $16,856,000           $16,856,000

         Interest Expense..............................................      $16,856,000           $16,856,000
                                                                             -----------           -----------
         Net Income   .................................................      $    --               $   --
                                                                             ===========           ===========

(5) ACCOUNTS RECEIVABLE

     Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City. Included in accounts receivable is $5,191,000 which Plaza Associates estimates will be recoverable on the settlement of the appeal.

(6) CHANGE IN ACCOUNTING POLICY

     On April 9, 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities". The new standard amends previous guidance from the AICPA that permitted capitalization of start-up costs in certain industries and requires that all nongovernmental entities expense the costs of start-up activities as those costs are incurred. Under the SOP, the term "start-up" has been broadly defined to include pre-operating, pre-opening and organization activities. Companies must adopt the new standard in fiscal years beginning after December 15, 1998. At adoption, a company must record a cumulative effect of a change in accounting principle to write off any unamortized start-up costs that existed as of the beginning of the fiscal year in which the SOP is adopted and an operating expense for those costs which were incurred and capitalized since the beginning of the fiscal year and adoption of the SOP.

                      TRUMP HOTELS & CASINO RESORTS, INC.,
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     THCR has decided to adopt the new standard in the first quarter of 1999. Had THCR adopted the new standard as of September 30, 1998, the net loss of $23,338,000 for the nine months ended September 30, 1998 would have increased by $1,091,000 for the effect of the write-off of capitalized costs incurred through the third quarter of 1998 and $1,872,000 for costs incurred through December 31, 1997, to an adjusted net loss of $26,301,000. The corresponding earnings per share effect would increase the net loss per share as reported of $1.05 for the nine months ended September 30, 1998 by $.05 for the write-off of capitalized costs through the third quarter of 1998 and $.08 for costs incurred through December 31, 1997, to an adjusted loss per share of $1.18.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

     Cash flows from operating activities are THCR's principal source of liquidity and were $84,928,000 for the nine months ended September 30, 1998 compared to $84,615,000 for the comparable period in 1997.

     Capital expenditures for Trump AC were $14,708,000 and $63,449,000 for the nine months ended September 30, 1998 and 1997, respectively. Capital expenditures for improvements to Trump Plaza's existing facilities were $8,338,000 and $24,798,000 for the nine months ended September 30, 1998 and 1997, respectively. In addition, in 1997, Plaza Associates exercised its option to purchase from Seashore Four Associates, an entity beneficially owned by Trump, one of the parcels of land underlying Trump Plaza's main tower, pursuant to the terms of a lease, the payments under which were terminated upon the exercise of such option. The purchase price and associated closing costs were $10,144,000.

     Capital expenditures attributable to the Taj Mahal were $5,849,000 and $37,948,000 for the nine months ended September 30, 1998 and 1997, respectively. Capital expenditures for improvements to existing facilities were approximately $5,849,000 and $7,596,000 for the nine months ended September 30, 1998 and 1997, respectively. Capital expenditures attributable to the expansion of the facility were approximately $30,352,000 for the nine months ended September 30, 1997.

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

     Capital expenditures attributable to Castle Associates were $1,950,000 and $5,453,000 for the nine months ended September 30, 1998 and 1997, respectively. Capital expenditures attributable to Trump Indiana were $8,994,000 and $2,616,000 for the nine months ended September 30, 1998 and 1997, respectively. Approximately $15,000,000 costs of hotel construction and other infrastructure improvements will be applied towards satisfying the economic development commitment required in connection with the Indiana licensing process. THCR is currently negotiating with the Majestic Star Casino, L.L.C. ("Barden"), the other riverboat licensee and joint owner with Trump Indiana of Buffington Harbor Riverboats, L.L. C. ("BHR") for the development of a 1,500 space parking garage by BHR which would cost approximately $15,000,000.

     On April 17, 1998 Castle Funding refinanced its Old Castle Senior Notes and its Term Loan by issuing the New Castle Senior Notes. The proceeds from the issuance of the New Castle Senior Notes were used to redeem all of the issued and outstanding Old Castle Senior Notes and 100% of their principal amount and to repay the Term Loan in full. In conjunction with this refinancing, TCHI, a New Jersey corporation and the general partner of Castle Associates, obtained a Working Capital Loan. Both the New Castle Senior Notes and the Working Capital Loan are guaranteed by Castle Associates.

     The New Castle Senior Notes have an outstanding principal amount of $62,000,000 and bear interest at the rate of 10 1/4% per annum, payable semi-annually each April and October. The New Castle Senior Notes mature on April 17, 2003.

     The Working Capital Loan has an outstanding principal amount of $5,000,000 and bears interest at the rate of 10 1/4% per annum, payable semi-annually each April and October. The entire principal balance of the Working Capital Capital Loan matures on April 17, 2003.

     A tender offer was made to existing Castle Associates' Mortgage Note holders on July 9, 1998, offering $940 per $1,000 of principal amount, plus accrued interest. On August 19, 1998, the tender offer was amended to increase the consideration to be paid to tendering Mortgage Note holders to $975 per $1,000 of principal amount, plus accrued interest. Consummation of the tender offer was conditioned upon, among other things a minimum tender of 98% of the principal amount of the Mortgage Notes. Since the minimum tender requirement of 98% was not satisfied, the tender offer expired at 5:00 p.m. on September 17, 1998, in accordance with its terms.

     Castle Associates has the authority to obtain a working capital facility of up to $10,000,000 (of which approximately $5,440,000 is outstanding) although there can be no assurance that such financing will be available or on terms acceptable to Castle Associates.

     During the quarter ended September 30, 1998, THCR Holdings advanced a loan to Trump in the amount of $11,000,000 and prepaid 1999 fees and expenses in the amount of $1,500,000 to Trump in accordance with the Executive Agreement. Such loan is secured by a pledge of certain receivables due to Trump. On October 19, 1998, THCR Holdings loaned Trump $13,500,000. Such loan was offset in its entirety when Trump advanced $13,500,000 to THCR Enterprises, L.L.C. ("THCR Enterprises"), which then purchased Trump's indebtedness to Donaldson Lufkin & Jenrette Securities Corporation. In connection with such purchase, THCR Enterprises was assigned a pledge of Trump's and Trump Casinos, Inc.'s ("TCI") equity interests in THCR and THCR Holdings.

     THCR has assessed the year 2000 issue and has begun implementing a plan to insure its systems are year 2000 compliant. Analysis has been made of THCR's various customer support and internal administration systems with appropriate modifications having been made or underway. Testing the modifications will be ongoing during 1998 and is expected to be completed during early 1999. THCR is approximately 50% complete in its modifications.

     THCR believes that the issues of concern are predominantly software related versus hardware related. Further, THCR relies upon third party suppliers for support of their individual systems provided to THCR. These are primarily support of property, plant and equipment, such as telephones, elevators and fire safety systems. Contact has been made with all significant system suppliers and THCR is at various stages of assessment, negotiation and implementation. When necessary, contracts have been issued to update these systems so as to insure year 2000 compliance. The cost of addressing the year 2000 issue is not expected to be material, and will be funded out of operations.

     If THCR did not assess the year 2000 issue and provide for its compliance, it would be forced to convert to manual systems to carry on its business. Since THCR expects to be fully year 2000 compliant, it does not feel that a contingency plan is necessary at this time.

     The indenture governing the Senior Notes (the "Senior Note Indenture") as well as indentures of the subsidiaries restrict the ability of THCR Holdings and its subsidiaries to make distributions to partners or pay dividends, as the case may be, unless certain financial ratios are achieved. Further, THCR's future operating results are conditional and could fluctuate, given the rapidly changing competitive environment.

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

RESULTS OF OPERATIONS: OPERATING REVENUES AND EXPENSES

     All business activities of THCR and THCR Holdings are conducted by Plaza Associates, Taj Associates, Trump Marina and Trump Indiana.

     Comparison of Three-Month Periods Ended September 30, 1998 and 1997. The following tables include selected data of Plaza Associates, Taj Associates, Trump Indiana and Trump Marina.


                                                                                 THREE MONTHS ENDED SEPTEMBER 30, 1998
                                                              ----------------------------------------------------------------------
                                                                 PLAZA         TAJ            TRUMP        TRUMP           THCR
                                                               ASSOCIATES    ASSOCIATES       INDIANA       MARINA     CONSOLIDATED*
                                                              ----------    ----------       -------      -------      -------------
                                                                                   (DOLLARS IN MILLIONS)
REVENUES:
 Gaming ...............................................        $  103.7       $  148.0       $  38.2        $  74.2       $  364.1
 Other ................................................            28.8           32.1           0.8           19.2           80.9
                                                               --------       --------       -------        -------       --------
  GROSS REVENUES ......................................           132.5          180.1          39.0           93.4          445.0
Less: Promotional Allowances ..........................            17.8           18.0           0.2           11.7           47.7
                                                               --------       --------       -------        -------       --------
  NET REVENUES ........................................           114.7          162.1          38.8           81.7          397.3
                                                               --------       --------       -------        -------       --------
COSTS AND EXPENSES:
 Gaming ...............................................            62.0           84.6          27.8           47.0          221.4
 General & Administrative .............................            19.9           23.3           8.4           16.2           70.5
 Depreciation & Amortization ..........................             6.5            8.9           1.1            4.2           20.8
 Other ................................................             8.9            8.8           0.9            3.5           22.1
                                                               --------       --------       -------        -------       --------
  TOTAL COSTS AND EXPENSES ............................            97.3          125.6          38.2           70.9          334.8
                                                               --------       --------       -------        -------       --------
INCOME FROM OPERATIONS ................................            17.4           36.5           0.6           10.8           62.5
                                                               --------       --------       -------        -------       --------
Non-operating Income (Expense) ........................             0.1            0.2           0.3            0.2            2.0
Interest Expense ......................................           (11.8)         (23.5)         (2.2)         (12.9)         (55.4)
                                                               --------       --------       -------        -------       --------
  TOTAL NON-OPERATING EXPENSE, NET ....................           (11.7)         (23.3)         (1.9)         (12.7)         (53.4)
                                                               --------       --------       -------        -------       --------
Loss in Joint Venture .................................          --             --              (0.7)        --               (0.7)
                                                               --------       --------       -------        -------       --------
INCOME (LOSS) BEFORE MINORITY
   INTEREST ...........................................        $    5.7       $   13.2         $(2.0)       $  (1.9)           8.4
                                                               ========       ========       =======        =======
Minority Interest .....................................                                                                       (3.1)
                                                                                                                          --------
NET INCOME ............................................                                                                   $    5.3
                                                                                                                          ========


* Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.


                                                                            THREE MONTHS ENDED SEPTEMBER 30, 1997
                                                            ----------------------------------------------------------------------
                                                               PLAZA         TAJ           TRUMP         TRUMP          THCR
                                                             ASSOCIATES   ASSOCIATES       INDIANA       MARINA      CONSOLIDATED*

                                                                                   (DOLLARS IN MILLIONS)
REVENUES:
 Gaming .............................................        $  100.8      $  137.8       $  29.9       $  72.6       $  341.1
 Other ..............................................            30.8          35.3           0.7          18.7           85.5
                                                             --------      --------       -------       -------       --------
  GROSS REVENUES ....................................           131.6         173.1          30.6          91.3          426.6
Less: Promotional Allowances ........................            18.4          20.8           0.2          11.6           51.0
                                                             --------      --------       -------       -------       --------
  NET REVENUES ......................................           113.2         152.3          30.4          79.7          375.6
                                                             --------      --------       -------       -------       --------
COSTS AND EXPENSES:
 Gaming .............................................            62.3          82.5          20.4          44.6          209.8
 General & Administrative ...........................            17.5          21.6           7.3          16.6           66.9
 Depreciation & Amortization ........................             6.1           9.0           1.1           4.2           20.4
 Other ..............................................             8.8           8.7           0.2           3.7           21.4
                                                             --------      --------       -------       -------       --------
  TOTAL COSTS AND EXPENSES ..........................            94.7         121.8          29.0          69.1          318.5
                                                             --------      --------       -------       -------       --------
INCOME FROM OPERATIONS ..............................            18.5          30.5           1.4          10.6           57.1
                                                             --------      --------       -------       -------       --------
Non-operating Income ................................             0.1           0.3           0.0           0.1            1.3
Interest Expense ....................................           (12.2)        (23.7)         (2.3)        (12.8)         (52.6)
                                                             --------      --------       -------       -------       --------
  TOTAL NON-OPERATING EXPENSE, NET ..................           (12.1)        (23.4)         (2.3)        (12.7)         (51.3)
                                                             --------      --------       -------       -------       --------
Loss in Joint Venture ...............................            --           --             (1.0)         --             (1.0)
                                                             --------      --------       -------       -------       --------
INCOME (LOSS) BEFORE
   MINORITY INTEREST ................................        $    6.4      $    7.1       $ (1.9)       $  (2.1)           4.8
                                                             ========      ========       =======       =======
Minority Interest ...................................                                                                     (1.8)
                                                                                                                      --------
NET INCOME ..........................................                                                                 $    3.0
                                                                                                                      ========

* Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.



                                                              THREE MONTHS ENDED SEPTEMBER 30, 1998
                                            ---------------------------------------------------------------------
                                                PLAZA         TAJ         TRUMP       TRUMP          THCR
                                             ASSOCIATES    ASSOCIATES    INDIANA      MARINA      CONSOLIDATED
                                            -----------    ----------    -------      ------      -----------
                                                                  (DOLLARS IN MILLIONS)
TABLE GAME REVENUES.....................    $   27.9    $    60.1      $    8.5       $   20.8       $    117.3
   Incr (Decr) over prior period........    $    2.3    $    11.3      $    0.1       $   (2.3)      $     11.4
Table Game Drop.........................    $  177.9    $   328.5      $   54.9       $  132.7       $    694.0
   Incr (Decr) over prior period........    $    5.2    $   (18.0)     $    7.5       $   (3.2)      $     (8.5)
Table Win Percentage....................        15.7%        18.2%         15.4%          15.7%            16.9%
   Incr (Decr) over prior period........      0.9pts.      4.1pts.     (2.3)pts.      (1.3)pts.          1.8pts.
Number of Table Games...................         101          156            60              91             408
   Incr (Decr) over prior period........          (9)           1            (7)            (3)             (18)
Slot Revenues...........................    $   75.8    $    82.5      $   29.7       $   52.4       $    240.4
   Incr (Decr) over prior period........    $    0.6    $    (1.6)     $    8.2       $    3.8       $     11.0
Slot Handle.............................    $  929.4    $ 1,011.6      $  457.3       $  650.0       $  3,048.3
   Incr (Decr) over prior period........    $   (3.1)   $    15.1      $  136.1       $   43.1       $    191.2
Slot Win Percentage.....................         8.2%         8.2%          6.5%           8.1%             7.9%
   Incr (Decr) over prior period........     0.1 pts.    (0.2)pts.     (0.2)pts.        0.1pts.        (0.1)pts.
Number of Slot Machines.................       4,204        4,136         1,375          2,170           11,885
   Incr (Decr) over prior period........         114            0           (41)            28              101
Other Gaming Revenues...................         N/A    $     5.4            N/A      $    1.0       $      6.4
   Incr (Decr) over prior period........         N/A    $     0.5            N/A      $    0.1       $      0.6
TOTAL GAMING REVENUES...................    $  103.7    $   148.0      $    38.2      $   74.2       $    364.1
   INCR (DECR) OVER PRIOR PERIOD........    $    2.9    $    10.2      $     8.3      $    1.6       $     23.0




                                                           THREE MONTHS ENDED SEPTEMBER 30, 1997
                                          -----------------------------------------------------------------------
                                                PLAZA         TAJ         TRUMP           TRUMP          THCR
                                            ASSOCIATES     ASSOCIATES    INDIANA         MARINA      CONSOLIDATED
                                          -------------    ----------    -------        --------     ------------
                                                                  (DOLLARS IN MILLIONS)
Table Game Revenues ....................  $     25.6      $  48.8      $    8.4         $   23.1     $     105.9
Table Game Drop.........................  $    172.7      $ 346.5      $   47.4         $  135.9     $     702.5
Table Win Percentage....................        14.8%        14.1%         17.7%            17.0%          15.1%
Number of Table Games...................         110          155            67               94             426
Slot Revenues...........................  $     75.2      $  84.1      $   21.5         $   48.6     $     229.4
Slot Handle.............................  $    932.5      $ 996.5      $  321.2         $  606.9     $   2,857.1
Slot Win Percentage.....................         8.1%         8.4%          6.7%             8.0%           8.0%
Number of Slot Machines.................       4,090        4,136         1,416            2,142         11,784
Other Gaming Revenues...................         N/A      $   4.9           N/A         $    0.9     $      5.8
TOTAL GAMING REVENUES...................  $    100.8        137.8      $   29.9         $   72.6     $    341.1


     Gaming revenues are the primary source of THCR's revenues. The year over year increase in table game revenues was due primarily to the increased table win percentages at Trump Plaza and the Taj Mahal. Table games revenues represent the amount retained by THCR from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table win percentages were 15.5% and 14.6% for the quarters ended September 30, 1998 and 1997, respectively. The increase in slot revenues is primarily attributed to higher slot handles at Trump Indiana and Trump Marina in 1998.

     Gaming costs and expenses were $221,381,000 for the three months ended September 30, 1998, an increase of $11,615,000 or 5.5% from $209,766,000 for the comparable period in 1997. Trump Indiana incurred an increase of $7,364,000 or 36.1% to $27,786,000 for the three months ended September 30, 1998 as a result of increases in costs related to player promotions and special events caused by the expansion of gaming in Indiana. Gaming costs and expenses for Trump Marina were $46,941,000 for the three months ended September 30, 1998, an increase of $2,336,000 or 5.2% from $44,605,000 for the comparable period in 1997. This increase is primarily the result of an increase in promotional and complimentary expenses as well as increased entertainment expenses.

     General and administrative expenses were $70,464,000 for the three months ended September 30, 1998, an increase of $3,569,000 or 5.3% from general and administrative expenses of $66,895,000 for the comparable period in 1997.

     Comparison of Nine-Month Periods Ended September 30, 1998 and 1997. The following tables include selected data of Plaza Associates, Taj Associates, Trump Indiana and Trump Marina.


                                                           NINE MONTHS ENDED SEPTEMBER 30, 1998
                                            ----------------------------------------------------------------------
                                               PLAZA          TAJ           TRUMP         TRUMP          THCR
                                            ASSOCIATES    ASSOCIATES       INDIANA       MARINA      CONSOLIDATED*
                                            ----------    ----------       -------       ------      -------------
                                                                    (DOLLARS IN MILLIONS)
REVENUES:
 Gaming...............................        $283.9       $388.4          $101.3         $198.0       $  971.6
 Other................................          77.1         88.9             2.1           46.8          214.9
                                              ------       ------          ------         ------       --------
  GROSS REVENUES......................         361.0        477.3           103.4          244.8        1,186.5
Less: Promotional Allowances..........          47.8         50.6             0.5           29.7          128.6
                                              ------       ------          ------         ------       --------
  NET REVENUES........................         313.2        426.7           102.9          215.1        1,057.9
                                              ------       ------          ------         ------       --------
COSTS AND EXPENSES:
 Gaming...............................         172.5        237.0            73.9          125.5          608.9
 General & Administrative.............          58.7         65.8            22.0           44.8          200.4
 Depreciation & Amortization..........          18.7         27.2             3.2           12.4           61.8
 Other................................          24.2         25.4             2.4            9.5           61.5
                                              ------       ------          ------         ------       --------
  TOTAL COSTS AND EXPENSES............         274.1        355.4           101.5          192.2          932.6
                                              ------       ------          ------         ------       --------
INCOME FROM OPERATIONS................          39.1         71.3             1.4           22.9          125.3
                                              ------       ------          ------         ------       --------
Non-operating Income  ................           0.9          1.6             0.6            0.5            6.9
Interest Expense......................         (35.8)       (70.6)           (7.0)         (38.3)        (166.7)
                                              ------       ------          ------         ------       --------
  TOTAL NON-OPERATING EXPENSE, NET....         (34.9)       (69.0)           (6.4)         (37.8)        (159.8)
                                              ------       ------          ------         ------       --------
Loss in Joint Venture.................           --           --            (2.2)             -           (2.2)
                                              ------       ------          ------         ------       --------
INCOME (LOSS) BEFORE
  MINORITY INTEREST...................        $  4.2       $  2.3          $ (7.2)        $(14.9)         (36.7)
                                              ======       ======          ======         ======
Minority Interest.....................                                                                     13.4
                                                                                                        -------
NET LOSS..............................                                                                  $ (23.3)
                                                                                                        =======


* Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.


                                                             NINE MONTHS ENDED SEPTEMBER 30, 1997
                                             ----------------------------------------------------------------------
                                                PLAZA         TAJ         TRUMP           TRUMP          THCR
                                             ASSOCIATES   ASSOCIATES     INDIANA         MARINA      CONSOLIDATED*
                                             ----------   ----------     -------         ------      --------------
                                                                      (DOLLARS IN MILLIONS)
REVENUES:
 Gaming..................................     $285.5       $400.7        $103.3         $205.1         $  994.6
 Other...................................       83.7         93.3           2.7           49.4            229.2
                                              ------       ------        ------         ------         --------
  GROSS REVENUES.........................      369.2        494.0         106.0          254.5          1,223.8
Less: Promotional Allowances.............       49.7         56.3           0.5           31.3            137.9
                                              ------       ------        ------         ------         --------
  NET REVENUES...........................      319.5        437.7         105.5          223.2          1,085.9
                                              ------       ------        ------         ------         --------
COSTS AND EXPENSES:
 Gaming..................................      178.7        245.7          66.6          130.1            621.1
 General & Administrative................       59.4         64.6          21.8           48.9            203.3
 Depreciation & Amortization.............       18.1         31.9           3.6           12.9             66.7
 Other...................................       24.6         24.9           1.7            9.6             60.8
                                              ------       ------        ------         ------         --------
  TOTAL COSTS AND EXPENSES...............      280.8        367.1          93.7          201.5            951.9
                                              ------       ------        ------         ------         --------
INCOME FROM OPERATIONS...................       38.7         70.6          11.8           21.7            134.0
                                              ------       ------        ------         ------         --------
Non-operating Income ....................        0.4          0.9           0.5            0.3              4.5
Interest Expense.........................      (36.6)       (71.1)         (7.8)         (37.3)          (157.8)
                                              ------       ------        ------         ------         --------
  TOTAL NON-OPERATING EXPENSE, NET.......      (36.2)       (70.2)         (7.3)         (37.0)          (153.3)
                                              ------       ------        ------         ------         --------
Loss in Joint Venture....................        --           --           (2.8)          --               (2.8)
                                              ------       ------        ------         ------         --------
INCOME (LOSS) BEFORE
   MINORITY INTEREST.....................     $  2.5       $ 0.4         $  1.7         $(15.3)           (22.1)
                                              ======       ======        ======         ======
Minority Interest........................                                                                   8.0
                                                                                                       --------
NET LOSS ................................                                                              $  (14.1)
                                                                                                       ========


* Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.




                                                             NINE MONTHS ENDED SEPTEMBER 30, 1998
                                           ------------------------------------------------------------------------
                                               PLAZA         TAJ         TRUMP           TRUMP           THCR
                                            ASSOCIATES    ASSOCIATES     INDIANA         MARINA      CONSOLIDATED
                                            -----------   ----------    --------         -------      -------------
                                                         (DOLLARS IN MILLIONS, EXCEPT STATISTICAL DATA)
TABLE GAME REVENUES...................     $    76.3     $   149.3     $     25.7       $     53.6       $   304.9
Incr (Decr) over prior period...........   $     5.2     $    (7.3)    $     (5.2)      $     (6.8)      $   (14.1)
Table Game Drop.........................   $   485.6     $   903.0     $    161.9       $    345.3       $ 1,895.8
Incr (Decr) over prior period...........   $   (10.9)    $   (88.2)    $     (3.2)      $    (35.6)      $  (137.9)
Table Win Percentage....................        15.7%         16.5%          15.9%            15.5%           16.1%
Incr (Decr) over prior period...........      1.4pts.      0.7pts.      (2.8) pts.       (0.4) pts.         0.4 pts.
Number of Table Games...................          110          155             60               92             417
Incr (Decr) over prior period...........          (8)           (5)            (9)               2             (20)
SLOT REVENUES...........................   $    207.6    $   224.5     $     75.6       $    142.6       $   650.3
Incr (Decr) over prior period...........   $     (6.8)   $    (5.5)    $      3.2       $     (0.4)      $    (9.5)
Slot Handle.............................   $  2,562.3    $ 2,742.6     $  1,186.1       $  1,763.5       $ 8,254.5
Incr (Decr) over prior period...........   $    (60.4)   $    (8.8)    $    109.1       $     18.8       $    58.7
Slot Win Percentage.....................          8.1%         8.2%           6.4%             8.1%            7.9%
Incr (Decr) over prior period...........     (0.1)pts.    (0.2)pts.      (0.3)pts.        (0.1)pts.       (0.1)pts.
Number of Slot Machines.................        4,124        4,137          1,375            2,163          11,799
Incr (Decr) over prior period...........           44          213            (53)             (51)            153
Other Gaming Revenues..................          N/A    $    14.6            N/A       $      1.8       $    16.4
Incr (Decr) over prior period...........          N/A    $     0.5            N/A       $      0.1       $     0.6
TOTAL GAMING REVENUES...................   $    283.9    $   388.4     $    101.3       $    198.0       $   971.6
INCR (DECR) OVER PRIOR PERIOD...........   $     (1.6)   $   (12.3)    $     (2.0)      $    (7.1)       $  (23.0)




                                                                 NINE MONTHS ENDED SEPTEMBER 31, 1997
                                           -------------------------------------------------------------------------
                                               PLAZA             TAJ           TRUMP          TRUMP         THCR
                                            ASSOCIATES       ASSOCIATES       INDIANA        MARINA      CONSOLIDATED
                                           --------------   ------------     -----------     ---------   -----------
                                                                       (DOLLARS IN MILLIONS)
TABLE GAME REVENUES...................     $    71.1        $   156.6       $    30.9        $    60.4      $  319.0
Table Game Drop.......................     $   496.5        $   991.2       $   165.1        $   380.9      $2,033.7
Table Win Percentage..................          14.3%            15.8%           18.7%            15.9%         15.7%
Number of Table Games...................         118              160              69               90           437

SLOT REVENUES...........................   $   214.4        $   230.0       $    72.4        $   143.0      $  659.8
Slot Handle.............................   $ 2,622.7        $ 2,751.4       $ 1,077.0        $ 1,744.7      $8,195.8
Slot Win Percentage.....................         8.2%             8.4%            6.7%             8.2%          8.0%
Number of Slot Machines.................       4,080            3,924           1,428            2,214        11,646
Other Gaming Revenues...................         N/A        $    14.1             N/A        $     1.7      $   15.8
TOTAL GAMING REVENUES...................   $   285.5        $   400.7       $   103.3        $   205.1      $  994.6



     Gaming revenues are the primary source of THCR's revenues. The year over year decrease in gaming revenues was primarily due to Taj Associates' first quarter results for last year which included an unusual, approximately $8 million dollar, table game win from one premium player, a decline in high-end international table game players due to Asian economic conditions and the decline in slot revenues at both the Taj Mahal and Trump Plaza. Trump Marina's decrease in table game revenue is due to increased capacity in the Atlantic City Market as well as management's decision to reduce promotional gaming costs in an effort to eliminate less profitable programs. Table games revenues represent the amount retained by THCR from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table win percentages were 15.3% and 14.9% for the nine months ended September 30, 1998 and 1997, respectively. Decreases in revenue at Trump Indiana are attributed to the new facilities and capacity added over the past year.

     Substantially proportionate to the decrease in gaming revenues, gaming costs and expenses decreased $12,288,000 or 2.0% from the comparable period in 1997. This decrease primarily represents marketing and promotional costs.

     During the second quarter of 1997, Plaza Associates, Taj Associates and Castle Associates revised their estimates of the useful lives of buildings, building improvements, furniture and fixtures which were acquired in 1996. Building and building improvements were reevaluated to have a forty year life and furniture and fixtures were determined to have a seven year life. During the third quarter of 1997, Trump Indiana revised its estimates of the useful life of the riverboat and its improvements from fifteen to thirty years. THCR believes these changes more appropriately reflect the timing of the economic benefits to be received from these assets during their estimated useful lives. For the nine months ended September 30, 1998, the net effect of applying these new lives was to decrease net loss by $2,300,000 and decrease loss per share by $.07. Additionally, Taj Associates' depreciation decreased due to furniture and equipment classifications becoming fully depreciated.

     Insurance reserves were reduced by $2,820,000 as the result of an internal risk management review at Plaza Associates, Taj Associates and Castle Associates.

     Interest expense increased due to the additional $100,000,000 of TAC II Notes and TAC III Notes issued on December 10, 1997 of which $75,000,000 are TAC II Notes issued by Trump AC together with Trump AC Funding II and of which $25,000,000 are TAC III Notes issued by Trump AC together with Trump AC Funding III.

SEASONALITY

     The casino industry in Atlantic City and Indiana is seasonal in nature; accordingly, the results of operations for the period ending September 30, 1998 are not necessarily indicative of the operating results for a full year.

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Quarterly Report on Form 10-Q and those that may be made in the future by or on behalf of the Registrants, the Registrants note that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Quarterly Report were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Registrants. Accordingly, there can be no assurance that the forward-looking statements contained in this Quarterly Report will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Quarterly Report should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Registrants are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Quarterly Report. The inclusion of the forward-looking statements contained in this Quarterly Report should not be regarded as a representation by the Registrant or any other person that the forward-looking statements contained in the Quarterly Report will be achieved. In light of the foregoing, readers of this Quarterly Report are cautioned not to place undue reliance on the forward-looking statements contained herein.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Pursuant to the General Instructions to Rule 305 of Regulation S-K, the quantitative and qualitative disclosures called for by this Item 3 and by Rule 305 of Regulation S-K are inapplicable to the Registrants at this time.

                           PART II--OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS

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

     Plaza Associates. The Casino Reinvestment Development Authority ("CRDA"), as required, set aside funds for investment in hotel development projects in Atlantic City undertaken by casino licensees which result in the construction or rehabilitation of at least 200 hotel rooms. These investments are to fund up to 27% of the cost to casino licensees of such projects. In June 1993, Plaza Associates made application for such funding to the CRDA with respect to its proposed construction of the Trump Plaza East facilities, demolition of a certain structure adjacent thereto, development of an appurtenant public park, roadway and parking area and acquisition of the entire project site. The CRDA, in rulings through January 10, 1995, approved the hotel development project and, with respect to same and pursuant to a credit agreement between them, reserved to Plaza Associates the right to take investment tax credits up to approximately $14.2 million. Plaza Associates has, except for three small parcels discussed below, acquired the site and constructed and presently operates and maintains the proposed hotel tower, public park, roadway and parking area.

     As part of its approval and on the basis of its powers of eminent domain, the CRDA, during 1994, initiated certain condemnation proceedings in the Superior Court of New Jersey, Atlantic County, to acquire five small parcels of land within the project site. Plaza Associates has since acquired two of the parcels and proceedings with respect to those parcels have been concluded. The court, in a July 20, 1998 opinion, directed entry of judgments dismissing the CRDA actions with respect to the remaining three parcels, which if acquired, would be included in the public park and parking area of the project, on the basis of its determination that the CRDA had failed to establish that a valid primarily public purpose justified acquisition of the parcels. Written orders of dismissal were entered by the court on July 28. The right of the CRDA to appeal these judgments expired on September 11, 1998. The judgements were not appealed.

     Additionally, with respect to the two parcels to be included in the public park portion of the project, the CRDA, by a separate motion, sought an order that Plaza Associates' application and credit agreement be deemed amended to terminate the CRDA's obligation to acquire the two parcels and to enable the CRDA to abandon the condemnation proceedings with respect to these two parcels. This motion was opposed by Plaza Associates. By order dated April 1, 1998, the Court denied the motion but granted the CRDA leave to amend its pleadings by a filing within 14 days from the date thereof formally asserting a claim for specific performance of the alleged agreement. The CRDA did not file any such amended pleading within this permitted time period.

     Also, the defendants in two of the condemnation proceedings filed a separate joint complaint in the New Jersey Superior Court alleging, among other claims, that the CRDA and Plaza Associates were wrongfully attempting to deprive them of property rights in violation of their constitutional and civil rights. Coking, et al. v. Casino Reinvestment Development Authority, et al., Docket No. ATL-L-2555-97. The CRDA's motion for summary judgment on the complaint and Plaza Associates' motion to dismiss it for failure to state a claim were granted by the New Jersey Superior Court on October 24, 1997 and November 11, 1997.

     Trump Indiana. Commencing in early 1994, Trump Indiana (which was then wholly owned by Trump), through its Indiana counsel, had discussions with eight Indiana residents regarding the potential purchase by such residents of non-voting stock of Trump Indiana, representing a total of 7.5% of the equity in Trump Indiana. The purchase price of the stock was to have been paid with a promissory note secured by the stock purchased, although the purchase price and other material terms of the proposed purchase were never agreed upon. Such discussions did not result in an agreement for, or the purchase of, any stock by the residents. It was subsequently determined to include Trump Indiana as a wholly owned subsidiary of THCR Holdings in connection with the June 1995 Offerings. The residents then asserted a right to purchase stock in Trump Indiana. Trump Indiana and THCR did not agree with the residents' assertions of any such rights with respect to the stock of Trump Indiana or otherwise, and so advised the residents. Although discussions had been ongoing with respect to the resolution of this matter, on March 29, 1996, in the matter entitled Keshav D. Aggarwal, et. al. v. Donald J. Trump, Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Indiana, Inc., such residents filed a complaint with respect to this matter in the United States District Court, Southern District of Indiana, seeking, among other things, compensatory and punitive damages in an unspecified amount and that the court order the defendants to transfer ownership of 7.5% of Trump Indiana to the plaintiffs. Trump, THCR, THCR Holdings and Trump Indiana filed an answer to the complaint on May 31, 1996. Cross-motions for summary judgment have been filed by all parties and a decision regarding each motion is expected in the near future. Monetary settlements have been reached between all defendants and six of the plaintiffs. The remaining plaintiffs voluntarily dismissed their demands for the transfer of ownership in Trump Indiana. A trial date has been set for February 1999. THCR and the other defendants intend to vigorously contest the allegations against them. Further, management believes that the further resolution of these claims will not have a material adverse effect on THCR.

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

ITEM 2--CHANGES IN SECURITIES AND USE OF PROCEEDS
     None.

ITEM 3--DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the 1998 Annual Meeting of shareholders on August 6, 1998, the stockholders of THCR voted on the following two proposals:

     Proposal 1. The stockholders of THCR re-elected each of the Directors of THCR. The number of votes cast for each of the nominees were as follows:

                                                            Common Stock
                                                    ---------------------------
                                                       For            Withheld
                                                    ----------       ----------
        Donald J. Trump........................     32,556,131       1,334,579
        Nicholas L. Ribis......................     32,619,595       1,271,115
        Wallace B. Askins......................     32,618,032       1,272,678
        Don M. Thomas..........................     32,618,723       1,271,987
        Peter M. Ryan..........................     32,629,523       1,261,187

All 1,000 shares of Class B Common Stock were voted in favor of Proposal 1.

     Proposal 2. The appointment of Arthur Andersen LLP as the independent public accountants of THCR for the fiscal year ending December 31, 1998 was ratified by a vote of 33,724,460 shares of Common Stock for, and 104,959 shares against, with 61,291 shares abstaining. All 1,000 shares of Class B Common Stock were voted in favor of Proposal 2.

ITEM 5--OTHER INFORMATION

        None.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

     A. EXHIBITS:

EXHIBIT NO.           DESCRIPTION OF EXHIBIT
----------           ----------------------
27.1(1)  Financial Data Schedule of Trump Hotels & Casino Resorts, Inc.
27.2(2) Financial Data Schedule of Trump Hotels & Casino Resorts Holdings, L.P. 27.3(2) Financial Data Schedule of Trump Hotels & Casino Funding, Inc.

(1) Filed only with the Quarterly Report on Form 10-Q of THCR for the quarter ended September 30, 1998.

(2) Filed only with the Quarterly Report on Form 10-Q of THCR Holdings and THCR Funding for the quarter ended September 30, 1998.

     B. CURRENT REPORTS ON FORM 8-K:

     The Registrants did not file any Current Reports on Form 8-K during the period beginning July 1, 1998 and ending September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 TRUMP HOTELS & CASINO RESORTS, INC.
                                           (Registrant)

Date: November 13, 1998

                                    By:   FRANCIS X. MCCARTHY, JR.
                                       -----------------------------------------
                                       FRANCIS X. MCCARTHY, JR.
                                       Executive Vice President of Finance and
                                       Chief Financial Officer
                                       (DULY AUTHORIZED OFFICER AND PRINCIPAL
                                       FINANCIAL OFFICER)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                                 (Registrant)

Date: November 13, 1998          By: TRUMP HOTELS & CASINO RESORTS, INC.,
                                        its general partner

                                 By: /s/     FRANCIS X. MCCARTHY, JR.
                                    --------------------------------------------
                                    FRANCIS X. MCCARTHY, JR.
                                    Executive Vice President of Finance and
                                    Chief Financial Officer
                                    (DULY AUTHORIZED OFFICER AND
                                    PRINCIPAL FINANCIAL OFFICER)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
                                            (Registrant)

Date: November 13, 1998

                             By:   /s/  FRANCIS X.  MCCARTHY, JR.
                               ------------------------------------------------
                                  FRANCIS X. MCCARTHY, JR.
                                  Executive Vice President of Finance and
                                  Chief Financial Officer
                                  (DULY AUTHORIZED OFFICER AND PRINCIPAL
                                  FINANCIAL OFFICER)