Form 10-K
period 1998-12-31
TRUMP HOTELS & CASINO RESORTS INC
filed 1999-03-31
CIK 943320

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   ----------
(Mark One)

   [X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
              FOR THE TRANSITION PERIOD FROM _________ TO _________

                         COMMISSION FILE NUMBER 1-13794
                         ------------------------------

                       TRUMP HOTELS & CASINO RESORTS, INC.
             (Exact name of registrant as specified in its Charter)

           DELAWARE                                                13-3818402
(State or other Jurisdiction of                                 (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

            2500 BOARDWALK
       ATLANTIC CITY, NEW JERSEY                                    08401
(Address of principal executive office)                           (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (609) 441-6060


                          COMMISSION FILE NO.: 33-90786
                          -----------------------------

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
             (Exact name of registrant as specified in its Charter)

           DELAWARE                                                13-3818407
(State or other Jurisdiction of                                 (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

           2500 BOARDWALK
       ATLANTIC CITY, NEW JERSEY                                    08401
(Address of principal executive office)                           (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (609) 441-6060


                          COMMISSION FILE NO.: 33-90786
                          -----------------------------

                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
             (Exact name of registrant as specified in its Charter)

           DELAWARE                                                13-3818405
(State or other Jurisdiction of                                 (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

           2500 BOARDWALK
       ATLANTIC CITY, NEW JERSEY                                    08401
(Address of principal executive office)                           (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (609) 441-6060


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

    TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------                -----------------------------------------
Common Stock of Trump Hotels                    New York Stock Exchange
& Casino Resorts, Inc.,
par value $.01 per share

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

================================================================================

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes|X| No[ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of the voting stock of Trump Hotels & Casino Resorts, Inc. held by non-affiliates as of March 25, 1999 was approximately:
$88,942,937

         As of March 25, 1999, there were 22,195,256 shares of Trump Hotels & Casino Resorts, Inc. Common Stock outstanding.

               Documents Incorporated by Reference--Not applicable

                                    FORM 10-K
                                TABLE OF CONTENTS

PART I...................................................................................1


     ITEM 1.  BUSINESS...................................................................1

          Recent Events..................................................................1
          General........................................................................1
          Trump Plaza....................................................................3
          The Taj Mahal..................................................................8
          Trump Marina..................................................................12
          Indiana Riverboat.............................................................16
          Trademark/Licensing...........................................................17
          Certain Indebtedness of THCR..................................................18
          Atlantic City Market..........................................................20
          Competition...................................................................21
          Gaming and Other Laws and Regulations.........................................25

     ITEM 2.  PROPERTIES................................................................36

          THCR..........................................................................36
          Trump Plaza...................................................................36
          Taj Mahal.....................................................................38
          Trump Marina..................................................................40
          Indiana Riverboat.............................................................41

     ITEM 3.  LEGAL PROCEEDINGS.........................................................41

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................44


PART II.................................................................................44


     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
                MATTER .................................................................44

     ITEM 6.  SELECTED FINANCIAL DATA...................................................46

     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS ..................................................47

     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................56

     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................57

     ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE ...................................................57


PART III................................................................................58


     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........................58

          Directors, Executive Officers, Promoters and Control Persons..................58
          Compliance with Section 16(a) of the Securities Exchange Act of 1934..........65

     ITEM 11. EXECUTIVE COMPENSATION ...................................................65




          Employment Agreements.........................................................67
          Compensation of Directors.....................................................68
          Committees of the Board of Directors..........................................69
          Compensation Committee Interlocks and Insider Participation...................69

     ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............73

          Security Ownership............................................................73
          Changes in Control............................................................74

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................74


PART IV.................................................................................76


     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...........76

     IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS...........................82

     SIGNATURES - TRUMP HOTELS & CASINO RESORTS, INC....................................83

     SIGNATURES - TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P...........................84

     SIGNATURES - TRUMP HOTELS & CASINO RESORTS FUNDING, INC............................85

     INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES...................F-1


                                     PART I

ITEM 1. BUSINESS.

RECENT EVENTS

         On January 13, 1999, Trump Hotels & Casino Resorts Holdings, L.P. ("THCR Holdings") entered into an agreement with Hilton Hotels Corporation and Flamingo Hilton Riverboat Casino, L.P. ("Flamingo-Kansas City") to acquire a riverboat casino facility located in Kansas City, Missouri and substantially all of the other assets, properties and rights of every kind and nature of Flamingo-Kansas City. The aggregate consideration payable for the assets of Flamingo-Kansas City is $15 million, subject to customary closing adjustments. Consummation of the acquisition is subject to various conditions, including obtaining certain approvals and licenses (including gaming licenses) from the Missouri Gaming Commission and the Port Authority of Kansas City, Missouri, and the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

GENERAL

         THCR Holdings, Trump Hotels & Casino Resorts Funding, Inc. ("THCR Funding") and Trump Hotels & Casino Resorts, Inc. ("THCR") were organized under the laws of the State of Delaware in March 1995. The partnership agreement governing THCR Holdings provides that all business activities of THCR must be conducted through THCR Holdings or subsidiary partnerships or corporations. As the sole general partner of THCR Holdings, THCR generally has exclusive rights, responsibilities and discretion in the management and control of THCR Holdings. THCR, through THCR Holdings and its wholly owned subsidiaries, owns and operates the Trump Plaza Hotel and Casino ("Trump Plaza"), which also includes Trump World's Fair, and the Trump Taj Mahal Casino Resort (the "Taj Mahal"), each located on The Boardwalk in Atlantic City, New Jersey, the Trump Marina Hotel Casino ("Trump Marina"), located in the marina district of Atlantic City, New Jersey (the "Marina District"), as well as a riverboat casino located at Buffington Harbor on Lake Michigan in Indiana (the "Indiana Riverboat"), making THCR one of the largest casino entertainment companies in the United States. In addition, THCR continues to be the exclusive vehicle through which Donald J. Trump ("Trump") engages in new gaming activities in both emerging and established gaming jurisdictions.

         o TRUMP PLAZA. In May 1996, THCR completed an expansion program which further enhanced Trump Plaza's gaming space and hotel capacity (the "Trump Plaza Expansion") while maintaining its commitment to first class customer service. This strategy was designed to capitalize on Trump Plaza's reputation for excellence, as well as to meet both existing and anticipated demand for the increased number of rooms and infrastructure improvements that are currently being implemented to enhance further the "vacation destination appeal" of Atlantic City. As part of the Trump Plaza Expansion, THCR renovated and integrated into Trump Plaza a hotel adjacent to Trump Plaza's main tower ("Trump Plaza East") and renovated and integrated into Trump Plaza the former Trump Regency Hotel, located on The Boardwalk adjacent to the original Atlantic City Convention Center, which is next to Trump Plaza and is now known as Trump World's Fair. The renovations at Trump Plaza East were completed in February 1996 and at Trump World's Fair in May 1996. Trump Plaza has 138,295 square feet of gaming space, housing a total of approximately 4,162 slot machines and 103 table games, making Trump Plaza's casino the largest in Atlantic City (in terms of square footage). Trump Plaza's hotel capacity consists of 1,404 guest rooms, making Trump Plaza's guest room inventory one of the largest in Atlantic City.

         o TAJ MAHAL. Management believes that the acquisition of the Taj Mahal on April 17, 1996 (the "Taj Acquisition") has strengthened THCR's position as a leader in the casino entertainment industry through its ownership of two successful land-based casino hotels on The Boardwalk. Furthermore, the Taj Acquisition has enhanced THCR's presence in the growing Atlantic City gaming market (the

            "Atlantic City Market"). After giving effect to the Taj Acquisition and the Trump Plaza Expansion, THCR had acquired approximately one-quarter of Atlantic City's casino square footage, slot machines, table games and hotel room inventory. The combination of the Taj Mahal with Trump Plaza's operations has provided opportunities for operational efficiencies, economies of scale and benefits from the talent, expertise and experience of management at the operating entities. In July 1997, THCR completed an expansion plan at the Taj Mahal (the "Taj Mahal Expansion"), which included construction of a new bus terminal, expansion of parking facilities and expansion of casino floor space.

         o TRUMP MARINA. The acquisition of Trump's Castle Casino Resort ("Trump's Castle") on October 7, 1996 (the "Castle Acquisition"), has further strengthened THCR's position as an industry leader. During the second quarter of 1997, Trump's Castle Associates, L.P. ("Castle Associates") rethemed the property with a nautical emphasis and renamed it Trump Marina Hotel Casino. The Castle Acquisition has provided THCR with a significant presence in the Marina District, the principal focus of expansion in the Atlantic City Market. In addition, the Castle Acquisition has provided further opportunities for operational efficiencies and economies of scale and eliminated the perceived conflict of interest caused by the differing ownership of Trump Marina and the other THCR properties in Atlantic City. Ownership of Trump Marina will enable THCR to retain patrons that may be drawn from The Boardwalk to the Marina District by new casino development in the Marina District. The Castle Acquisition has also enabled THCR to benefit from (i) the excellent condition of the current facilities at Trump Marina, which have been designed to accommodate additional development with minimal disruption to existing operations, and (ii) the proximity of Trump Marina to the "H-Tract," an approximately 150-acre parcel of land proposed to be Atlantic City's newest area of casino hotel development (the "H-Tract").

         o INDIANA RIVERBOAT. Trump Indiana, Inc. ("Trump Indiana"), which owns and operates the Indiana Riverboat and hotel at Buffington Harbor, on Lake Michigan, approximately 25 miles southeast of downtown Chicago, commenced operations on June 8, 1996. Trump Indiana is one of 11 riverboat gaming projects permitted under current Indiana law, and one of only five to be located in northern Indiana. Trump Indiana and The Majestic Star Casino, LLC ("Barden") are the two holders of riverboat owner's licenses to operate at Buffington Harbor. Trump Indiana and Barden entered into an agreement (the "BHR Agreement") relating to the formation of Buffington Harbor Riverboats, L.L.C. ("BHR") and the joint ownership, development and operation of all common land-based and waterside operations in support of each of Trump Indiana's and Barden's separate riverboat casinos at Buffington Harbor. The Indiana Riverboat has approximately 37,000 square feet of gaming space and features 1,320 slot machines and 51 table games, and is one of the largest riverboat casinos in the United States. The Indiana Riverboat's principal market is the approximately 6.8 million people residing within 50 miles of the Indiana Riverboat in the greater Chicago metropolitan area. Approximately 11.2 million and 24.2 million people live within a 100- and 200-mile radius of Buffington Harbor, respectively.

         o THE "TRUMP" NAME. THCR capitalizes on the widespread recognition of the "Trump" name and its association with high quality amenities and first class service. To this end, THCR provides a broadly diversified gaming and entertainment experience consistent with the "Trump" name and reputation for quality, tailored to the gaming patron in each market. THCR also benefits from the "Trump" name in connection with its efforts to expand and to procure new gaming opportunities in the United States and abroad. THCR explores opportunities to establish additional gaming operations, particularly in jurisdictions where the legalization of casino gaming is relatively new or anticipated.

         The following table profiles THCR's current casino and hotel capacity:

                                                 TRUMP         TAJ        TRUMP     INDIANA
                                                 PLAZA        MAHAL       MARINA    RIVERBOAT      TOTAL
                                                 -----        -----       ------    ---------      -----
 Gaming square footage......................    138,295      147,720      75,900      37,000      398,915
 Slot machines..............................      4,162        4,152       2,167       1,320       11,801
 Table games (including poker)..............        103          211          92          51          457
 Hotel rooms................................      1,404        1,250         728         300        3,682


         Trump Casino Services, L.L.C., a New Jersey limited liability company ("TCS"), was formed on June 27, 1996 for the purpose of realizing cost savings and operational synergies by consolidating certain administrative functions of, and providing certain services to, each of Trump Plaza Associates ("Plaza Associates") and Trump Taj Mahal Associates ("Taj Associates"), the owner and operator of Trump Plaza and the Taj Mahal, respectively. Trump Atlantic City Associates ("Trump AC") and Trump Atlantic City Corporation ("TACC"), a wholly owned subsidiary of Trump AC, own a 99% and 1% interest, respectively, in TCS. In June 1996, the New Jersey Casino Control Commission (the "CCC") granted TCS an initial casino license which, in July 1997, was renewed through July 1998 and in July 1998 was renewed through July 1999. On July 8, 1996, TCS, Plaza Associates and Taj Associates entered into an agreement (the "TCS Services Agreement") pursuant to which TCS provides to each of Taj Associates and Plaza Associates certain management, financial and other functions and services necessary and incidental to the respective operation of each of their casino hotels. On October 23, 1996, TCS, Plaza Associates, Taj Associates and Castle Associates entered into an Amended and Restated Services Agreement pursuant to which TCS also provides those same functions and services to Castle Associates in connection with the operation of Trump Marina. In 1998, TCS, Plaza Associates, Taj Associates, Castle Associates and Trump Indiana entered into a second Amended and Restated Services Agreement pursuant to which TCS also provides these same functions and services to Trump Indiana in connection with the operation of the Indiana Riverboat. Trump Communications, L.L.C. ("Trump Communications"), a New Jersey limited liability company and a subsidiary of TCS, was formed on January 31, 1997 for the purpose of realizing cost savings and operational synergies by consolidating advertising functions of, and providing certain services to, each of Plaza Associates, Taj Associates and Castle Associates.

         THCR operates in only one industry segment. See "Financial Statements and Supplementary Data."

TRUMP PLAZA

         Management believes that Trump Plaza's Five Star Diamond Award from the American Academy of Hospitality Sciences reflects the high quality amenities and services that Trump Plaza provides to its casino patrons and hotel guests. These amenities and services include a broad selection of dining choices, headline entertainment, deluxe accommodations, tennis courts and swimming and health spa facilities.

         Management believes that as a result of the Trump Plaza Expansion and Trump Plaza's strategic location, Trump Plaza is one of the premier host properties in Atlantic City. The Trump Plaza Expansion was completed in May 1996 and increased Trump Plaza's prime central frontage on The Boardwalk to nearly a quarter of a mile. Management believes that the construction of the new convention center and the tourist corridor linking the new convention center with The Boardwalk enhances the desirability of Atlantic City generally and, as a result of Trump Plaza's central location, benefits Trump Plaza in particular. In addition, management has taken advantage of gaming regulatory changes that allow casino space to be directly visible and accessible from The Boardwalk.

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

         In May 1996, THCR completed the renovations and integration of Trump World's Fair, located on The Boardwalk adjacent to the original Atlantic City Convention Center, into Trump Plaza. Trump World's Fair contains 49,211 square feet of gaming floor space, approximately 16,000 square feet of which is directly accessible from The Boardwalk, and 500 hotel rooms, connected to Trump Plaza's main tower by an enclosed walkway overlooking The Boardwalk.

         Management believes the increased hotel capacity as a result of the Trump Plaza Expansion enables Trump Plaza to better meet demand and accommodate its casino guests, as well as to host additional and larger conventions and corporate meetings.

         The following table details Trump Plaza's current casino and hotel capacity:

                                                  TRUMP                   TRUMP
                                               PLAZA MAIN     TRUMP      WORLD'S
                                                FACILITY    PLAZA EAST     FAIR      TOTAL
                                                --------    ----------    ------     -----
 Gaming square footage.......................    74,198       14,886      49,211    138,295
 Slot machines...............................     2,124          402       1,636      4,162
 Table games.................................       103            0           0        103
 Hotel rooms.................................       555          349         500      1,404


         Trump Plaza's management team has launched a variety of initiatives designed to increase the level of casino gaming activity generally at Trump Plaza and to attract casino patrons who tend to wager more frequently than the typical Atlantic City patron. These initiatives include targeted marketing and advertising campaigns directed to select groups of customers in the Boston-New York-Washington, D.C. corridor and the introduction of new updated gaming products.

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

         Trump World's Fair. Trump World's Fair is seeking to attract the "middle market" segment (primarily bus customers and Boardwalk pedestrian traffic) by offering high value food and entertainment attractions in a festive "World's Fair" atmosphere. The first floor of Trump World's Fair features a Boardwalk level casino offering walk-in customers direct access from The Boardwalk to 569 slot machines. In addition, Trump World's Fair contains a bus terminal that has a dedicated escalator leading directly to a separate casino entertainment area that contains a 500-seat buffet- style restaurant and a casino with 508 slot machines. The bus terminal and dedicated casino facilities allow Trump World's Fair to serve efficiently a high volume of bus customers. The second floor of Trump World's Fair has approximately 559 slot machines along with additional restaurants. Moreover, with its prime location adjoining the original Atlantic City Convention Center and near the new Atlantic City Convention Center, and its room base of 500 rooms and approximately 50,000 square feet of total gaming space, management believes that Trump World's Fair is ideally suited to attract convention visitor traffic.

TRUMP PLAZA BUSINESS STRATEGY

         General. A primary element of Trump Plaza's business strategy is to seek to attract patrons who tend to wager more frequently and in larger denominations than the typical Atlantic City gaming customer. Such high-end players typically wager $5 or more per play in slots and $25 or more per play in table games. In the fall of 1992, Plaza Associates, the owner and operator of Trump Plaza, decided to de- emphasize marketing efforts directed at "high roller" patrons from the Far East, who tend to wager $50,000 or more per play in table games. Plaza Associates determined that the potential benefit derived from these patrons did not outweigh the high costs associated with attracting such players and the resultant volatility in the results of operations of Trump Plaza. Revenues derived from high roller patrons have declined since 1992, although management believes that such revenue loss has not had a significant impact on profitability for the reasons discussed above. In addition, this shift in marketing strategy has allowed Plaza Associates to focus its efforts on attracting high-end players.

         Trump Plaza and Trump World's Fair have separate marketing identities. Trump Plaza caters to the mid to high level segment while Trump World's Fair focuses on the "middle" market. Trump Plaza's concentration of special events, entertainment, suites and variety of gourmet restaurants define its presence and highly perceived image. Trump Plaza's suite product, high end slot clubs and fine dining restaurants indicate Plaza Associates' commitment to this segment of the market. While Trump Plaza strives to accommodate the more lucrative drive-in patron, Trump World's Fair offers a fun, relaxing experience which is extremely appealing to the bus rider. A combination of lower slot denominations, including Atlantic City's largest nickel lounge, lower table limits, sweepstakes, bus bingo programs, on-floor tournaments and a premier buffet make this possible.

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

         Entertainment. Trump Plaza offers headline entertainment as part of its strategy to attract high-end and other patrons. Trump Plaza offers a variety of headline entertainment and revue shows throughout the year.

         Player Development/Casino Hosts. Plaza Associates currently employs gaming representatives in New Jersey, Pennsylvania and other states, as well as several international representatives, to promote Trump Plaza to prospective gaming patrons. Player development personnel host special events, offer incentives and contact patrons directly in an effort to attract high-end table game patrons from the United States, Canada and South America. Trump Plaza's casino hosts assist patrons on the casino floor, make room and dinner reservations and provide general assistance. They also solicit Trump Card (the frequent player slot card) sign-ups in order to increase Plaza Associates' marketing base.

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

         Bus Program. Trump Plaza has a bus program, which transports approximately 1,700 gaming patrons per day during the week and 2,400 per day on the weekends. Trump Plaza's bus program offers incentives and discounts to certain scheduled and chartered bus customers. Trump Plaza's Transportation Facility (as defined) contains 13 bus bays and is connected by an enclosed pedestrian walkway to Trump Plaza. The Transportation Facility provides patrons with immediate access to the casino, and contains a comfortable lounge area for patrons waiting for return buses. Trump World's Fair's bus terminal has a dedicated escalator leading directly to a casino entertainment area complete with an international buffet. Trump World's Fair's bus terminal provides patrons with a spacious lounge area with a view of the Atlantic Ocean and The Boardwalk. Trump World's Fair's bus program transports approximately 1,200 gaming patrons per day during the week and 2,100 per day on weekends.

         Credit Policy. Historically, Trump Plaza has extended credit on a discretionary basis to certain qualified patrons. For the years ended December 31, 1996, 1997 and 1998 credit play as a percentage of total dollars wagered was approximately 17.4%, 18.9% and 22.4%, respectively. Trump Plaza bases credit limits on each individual patron's creditworthiness, as determined by an examination of the following criteria: (i) checking each patron's personal checking account for current and average balances, (ii) performing a credit check on each domestic patron and (iii) checking each patron's credit limits and indebtedness at all casinos in the United States as well as many island casinos. The above determination of a patron's continued creditworthiness is performed for continuing patrons on a yearly basis or more frequently if Trump Plaza deems a re-determination of creditworthiness is necessary. In addition, depositing of markers is regulated by the State of New Jersey. Markers in increments of $1,000 or less are deposited in a maximum of 7 days; markers of increments of $1,001 to $5,000 are deposited in a maximum of 14 days; and markers in increments of over $5,001 are deposited in a maximum of 45 days. Markers may be deposited sooner at the request of patrons or at Trump Plaza's discretion.

FACILITIES AND AMENITIES

         Trump Plaza. The casino in Trump Plaza's main tower currently offers 103 table games and 2,124 slot machines. In addition to the casino, Trump Plaza's main tower consists of a 31-story tower with 555 guest rooms, including 62 suites. Trump Plaza's main tower also offers 10 restaurants, a 750-seat cabaret theater, four cocktail lounges, 28,000 square feet of convention, ballroom and meeting room space, a swimming pool, tennis courts and a health spa.

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

         Trump Plaza's guest rooms are located in two towers which afford most guest rooms a view of the ocean. While rooms are of varying size, a typical guest room consists of approximately 400 square feet. Trump Plaza's main tower also features 16 one- bedroom suites, 28 two-bedroom suites and 18 "Super Suites." The Super Suites are located on the top two floors of Trump Plaza's main tower and offer luxurious accommodations and 24-hour butler and maid service. The Super Suites and certain other suites are located on the "Club Level" which requires guests to use a special elevator key for access, and contains a lounge area that offers food and bar facilities.

         Trump Plaza's main tower is connected by an enclosed pedestrian walkway to a 10- story parking garage, which can accommodate approximately 2,650 cars, and contains 13 bus bays, a comfortable lounge, a gift shop and a waiting area (the "Transportation Facility"). The Transportation Facility provides patrons with immediate access to the casino, and is located directly off the Atlantic City Expressway, the main highway into Atlantic City.

         In July 1994, Time Warner Entertainment Company, L.P. ("Time Warner") opened its second largest Warner Brothers Studio Store occupying the entire first floor of retail space on The Boardwalk at Trump Plaza East (approximately 17,000 square feet).

         Trump World's Fair. Trump World's Fair is connected to Trump Plaza's main tower by an enclosed walkway overlooking The Boardwalk and adds an additional 500 hotel rooms to Trump Plaza. In addition, Trump World's Fair is outfitted with approximately 50,000 square feet of casino floor space housing 1,636-slot machines. In addition to the casino, Trump World's Fair features three restaurants, including a state-of-the-art buffet, a cocktail lounge, convention and ballroom and meeting room space. The enclosed walkway runs through a portion of the original Atlantic City Convention Center, which is located between Trump World's Fair and Trump Plaza's main tower. Plaza Associates has acquired an easement with regard to this walkway through the original Atlantic City Convention Center.

         Trump Plaza and Trump World's Fair are physically connected to the original convention center. By the summer of 2001, the East Hall of this convention center will undergo a $72 million renovation funded by the CRDA. These improvements will convert the East Hall into a modern special events venue, and will benefit both Trump Plaza and Trump World's Fair.

EMPLOYEES AND LABOR RELATIONS

         Plaza Associates has approximately 4,800 employees of whom approximately 1,500 are covered by collective bargaining agreements. The collective bargaining agreement with Local No. 54 expires on September 15, 1999. Management believes that its relationships with its employees are satisfactory. Certain of Plaza Associates' employees must be licensed or registered under the New Jersey Casino Control Act (the "Casino Control Act").

HISTORICAL BACKGROUND

         The 1995 and 1996 Events. In connection with the initial public offering (the "June 1995 Stock Offering") of 10 million shares of THCR Common Stock, THCR Holdings repurchased and redeemed the $60 million aggregate principal amount of 12 1/2% Pay-In-Kind Notes due 2003 (the "Plaza PIK Notes") and the warrants to acquire an aggregate of $12 million in principal amount of additional Plaza PIK Notes (the "Plaza PIK Note Warrants"). In addition, in connection with the June 1995 Stock Offering and the offering by THCR Holdings and its wholly owned finance subsidiary THCR Funding, of $155 million 15 1/2% Senior Secured Notes due 2005 (the "Senior Notes") (the "June 1995 Note Offering" and, together with the June 1995 Stock Offering, the "June 1995 Offerings"), Trump transferred, pursuant to a contribution agreement, to THCR Holdings his ownership interests in Trump Plaza Funding, Inc. ("Plaza Funding") and Trump AC. Upon the consummation of the June 1995 Offerings, THCR Holdings owned Plaza Associates. In connection with the Taj Acquisition, THCR Holdings became the owner of both Plaza Associates and Taj Associates, the owner and operator of the Taj Mahal, through its ownership interest in Trump AC. As part of the 1996 Offerings (as defined), Trump AC and its wholly owned finance subsidiary, Trump Atlantic City Funding, Inc., a Delaware corporation ("Trump AC Funding"), issued the TAC I Notes (as defined).

         The 1997 Events. In December 1997, Trump AC and Trump Atlantic City Funding II, Inc., a Delaware corporation ("Funding II"), issued the TAC II Notes (as defined) and Trump AC and Trump Atlantic City Funding III, Inc., a Delaware corporation ("Funding III"), issued the TAC III Notes (as defined).

THE TAJ MAHAL

         The Taj Mahal ranked first among all Atlantic City casinos in terms of total gaming revenues for the year ended December 31, 1998. The Taj Mahal capitalizes on the widespread recognition and marquee status of the "Trump" name and its association with high quality amenities and first-class service as evidenced by its Five Star Diamond Award from the American Academy of Hospitality Sciences. Management believes that the breadth and diversity of the Taj Mahal's casino, entertainment and convention facilities and its status as a "must see" attraction will enable the Taj Mahal to benefit from growth of the Atlantic City market.

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

         The Taj Mahal is currently in the process of expanding the retail shopping experience along the length of its parking garage promenade walkway which immediately adjoins the Taj Mahal's main retail shopping area. The first tenant, Starbucks, operated by Host International, Inc., opened in September 1996. Sbarro's, an Italian eatery, operated by Sbarro America Properties, Inc., opened in October 1998. Boardwalk Treats, Beka's Pastries and a Harley Davidson retail merchandise outlet are expected to open in the early spring of 1999. A Sunglass Hut, operated by Sunglass Hut International, opened in August 1998 in another location also adjoining the Taj Mahal's main retail shopping area.

         In November 1998, the Taj Mahal entered into a development agreement with the New Jersey Casino Reinvestment Development Authority (the "CRDA") for the redevelopment of the road corridors and surrounding neighborhoods leading from Route 30, one of its major access routes, and the Taj Mahal. The project, which is expected to cost approximately $20.8 million, is scheduled to be completed in phases through the summer of 2000 and will greatly enhance the Taj Mahal's customer's experience and ease in reaching the Taj Mahal. The project itself will greatly improve the road infrastructure and lighting, provide extensive landscaping, involve the acquisition and demolishing of deteriorated buildings and involve the completion of a new housing development.

THE TAJ MAHAL OPERATIONS

         General. The Taj Mahal currently has approximately 147,720 square feet of gaming space, 211 table games and 4,152 slot machines, which includes an approximately 12,000 square-foot poker, keno and race simulcasting room with 64 poker tables, which was added in 1993 and expanded in 1994. The casino's offerings include blackjack, craps, roulette, baccarat, mini baccarat, sic-bo, pai gow, pai gow poker, Caribbean stud poker, big six, mini big six, mini dice and let it ride poker. In December 1995, the Taj Mahal opened an Asian themed table game area which offers 16 popular Asian table games catering to the Taj Mahal's growing Asian clientele. In May 1996, the Taj Mahal opened the Sultan's Palace, a high-end slot lounge. In August 1996, the Taj Mahal opened the relocated and expanded President's Club for high-end slot players in conjunction with the Sultan's Palace.

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

         The Taj Mahal currently consists of a 42-story hotel tower and contiguous low-rise structure sited on approximately 30 acres of land. The Taj Mahal has 1,250 guest rooms (including 242 suites), 19 dining and 12 beverage locations, parking for approximately 6,950 cars, a 14-bay bus terminal and approximately 65,000 square feet of ballroom, meeting room and pre-function area space. In addition, the Taj Mahal features a 20,000 square-foot multi-purpose entertainment complex known as the Xanadu Theater with seating capacity for approximately 1,200 people which can be used as a theater, concert hall, boxing arena or exhibition hall (the "Taj Entertainment Complex") and the Mark Etess Arena, which comprises an approximately 63,000 square- foot exhibition hall and entertainment facility. The Xanadu Theater and Mark Etess Arena have allowed the Taj Mahal to offer longer running, more established productions that cater to the tastes of the Taj Mahal's high-end international guests, and has afforded the Taj Mahal more flexibility in the use of its facilities for sporting and other headline programs. The Taj Mahal regularly engages well-known musicians and entertainment personalities and will continue to emphasize weekend marquee events such as Broadway revues, high visibility sporting events, international festivals and contemporary concerts to maximize casino traffic and to maintain the highest level of glamour and excitement at the Taj Mahal.

         Gaming Environment. The Taj Mahal's management continues to capitalize on the Taj Mahal's status as one of the largest facilities in Atlantic City and a "must see" attraction, while maintaining the attractiveness of the property and providing a comfortable gaming experience. In 1994, the Taj Mahal completed a major redecoration of the hotel lobby, a casino floor expansion and a reconfiguration, as well as the addition of a new mid-level player slot club. The casino floor expansion and reconfiguration accommodated the addition of keno, poker tables and slot machines. In the period 1994 through 1996, the Taj Mahal substantially replaced all of its existing slot machines with new, more efficient machines with bill acceptors. In addition, in June 1993, the Taj Mahal completed a 10,000 square-foot poker and simulcast area (which was subsequently enlarged to 12,000 square feet), which features 64 poker tables in the largest poker room in Atlantic City. For the year ended December 31, 1998, the Taj Mahal captured approximately 51.8% of the total Atlantic City poker revenues. In 1996 and 1997 the Taj Mahal expanded its casino floor by approximately 6,200 and 8,600 square feet, respectively. The 1997 expansion accommodated casino space with Boardwalk frontage and a second horse race simulcasting location.

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

         "Comping" Strategy. In order to compete effectively with other casino hotels, the Taj Mahal offers Complimentaries. Currently, the policy at the Taj Mahal is to focus promotional activities, including Complimentaries, on middle and upper middle market "drive in" patrons with a propensity to wager who visit Atlantic City frequently and have proven to be the most profitable market segment. Comping policy is determined by a patron's propensity to wager. A patron's propensity to wager is determined by a review of the patron's prior gaming history at the Taj Mahal as well as other gaming establishments in Atlantic City. Each patron is analyzed to ensure that the patron's gaming activity, net of any Complimentaries, is profitable to Taj Associates. Additionally, as a result of increased regulatory flexibility, the Taj Mahal has implemented a cash comping policy to high-end players in order to compete with similar practices in Las Vegas and to attract international business.

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

         The Taj Mahal designs promotional offers, conveyed via direct mail and telemarketing, to patrons expected to provide revenues based upon their historical gaming patterns. Such information is gathered on slot wagering by the Trump Card and on table game wagering by the casino games supervisor. Promotional activities at the Taj Mahal include the mailing of vouchers for complimentary slot and table game play and utilization of a special events calendar (e.g., birthday parties, sweepstakes and special competitions) to promote its gaming operations.

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

         Credit Policy. Historically, the Taj Mahal has extended credit on a discretionary basis to certain qualified patrons. For the years ended December 31, 1996, 1997 and 1998, the Taj Mahal's credit play as a percentage of total dollars wagered was approximately 29.7%, 31.2% and 26.6%, respectively. The Taj Mahal bases credit limits on each individual patron's creditworthiness, as determined by an examination of the following criteria: (i) checking each patron's personal checking account for current and average balances, (ii) performing a credit check on each domestic patron and (iii) checking each patron's credit limits and indebtedness at all casinos in the United States as well as many island casinos. The above determination of a patron's continued creditworthiness is performed for continuing patrons on a yearly basis or more frequently if the Taj Mahal deems a re-determination of creditworthiness is necessary. In addition, depositing of markers is regulated by the State of New Jersey. Markers in increments of $1,000 or less are deposited in a maximum of 7 days; markers of increments of $1,001 to $5,000 are deposited in a maximum of 14 days; and markers in increments of over $5,001 are deposited in a maximum of 45 days. Markers may be deposited sooner at the request of patrons or at the Taj Mahal's discretion.

EMPLOYEES

         Taj Associates has approximately 4,500 full time equivalent employees for the operation of the Taj Mahal, of whom approximately 1,900 employees are covered by collective bargaining agreements. The collective bargaining agreement with Local No. 54 expires on September 15, 1999. Management believes that its relationships with its employees are satisfactory and that its staffing levels are sufficient to provide superior service. Certain of Taj Associates' employees must be licensed or registered under the Casino Control Act.

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

                  (b) the contribution (i) by Trump to Trump AC of all of his direct and indirect ownership interests in Taj Associates, pursuant to the contribution agreement, dated as of April 17, 1996, among, Trump, Trump Casinos, Inc. ("TCI"), TM/GP Corporation, known after the Taj Acquisition as THCR/LP Corporation ("THCR/LP"), and THCR Holdings in exchange for a modification of Trump's limited partnership interest in THCR Holdings and (ii) by THCR to Trump AC of all of its direct ownership interests in Taj Associates acquired in the Taj Merger;

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

                  (e) the redemption of the outstanding 11.35% Mortgage Bonds, Series A, due 1999 issued by Trump Taj Mahal Funding, Inc. (the "Taj Bonds");

                  (f) the retirement of the outstanding Plaza Funding's 10-7/8% First Mortgage Notes due 2001 (the "Plaza Notes");

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

TRUMP MARINA

         Castle Associates owns and operates Trump Marina, a luxury casino hotel located on 14.7 acres in the Marina District approximately two miles from The Boardwalk. Trump Marina is approximately one-quarter mile from the H-Tract. Trump Marina consists of a 27-story hotel tower with 728 rooms, including 153 suites, 97 of which are "Crystal Tower" luxury suites, and contains approximately 75,900 square feet of gaming space. Trump Marina offers 2,167 slot machines, 92 table games, 8 restaurants, approximately 58,000 square feet of convention, ballroom and meeting space, a 9-story parking garage, which can accommodate approximately 3,000 cars, a 540-seat cabaret theater, two cocktail lounges, a swimming pool, tennis courts, a health club and a roof-top helipad. In addition, Trump Marina operates a 645-slip marina which is adjacent to the casino hotel. An elevated enclosed walkway connects Trump Marina to a two-story building which contains offices, a nautically themed retail store, a cocktail lounge and a 240-seat gourmet restaurant that overlooks the marina and the Atlantic City skyline. As a result of its high quality amenities, its exceptional customer service and its geographical location, Trump Marina distinguishes itself as a desirable alternative to the Atlantic City casinos located on The Boardwalk.

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

         Service. By providing and maintaining a first-class facility and exceptional service, Trump Marina has earned the Five Star Diamond Award from the American Academy of Hospitality Sciences, the American Automobile Association's "Four Diamond" and a "Four Star" Mobil Travel Guide rating. Trump Marina provides a broadly diversified gaming and entertainment experience consistent with the "Trump" name and reputation for quality amenities and first-class service.

         Gaming Environment. To stay abreast of current gaming trends in Atlantic City, Trump Marina's management continuously monitors the configuration of the casino floor and the games it offers to patrons with a view towards making changes and improvements. A sophisticated computerized slot tracking and marketing system is employed to perform this analysis. This monitoring has confirmed a recent trend in the Atlantic City market towards fewer table games and more slot machines. For example, slot machine revenue for the Atlantic

City market increased from 54.6% of the industry gaming revenue in 1988 to 70.8% of industry gaming revenue in 1998. Trump Marina experienced a similar increase, with slot revenue increasing from 52.5% of gaming revenue in 1988 to 71.4% of gaming revenue in 1998. In response to this trend, management devoted more of its casino floor space to slot machines and between 1994 and 1998 and has replaced substantially all of its slot machines with newer machines. Trump Marina has also responded to this trend by introducing its Monte Carlo club for high-end slot players.

         "Comping" Strategy. In order to compete effectively with other Atlantic City casino hotels, Trump Marina offers Complimentaries primarily to patrons with a demonstrated propensity to wager at Trump Marina. The policy at Trump Marina is to focus promotional activities, including Complimentaries, on middle and upper middle market "drive-in" patrons who visit Atlantic City frequently and have proven to be the most profitable market segment. A patron's propensity to wager is determined by a review of the patron's prior gaming history at Trump Marina as well as other gaming establishments in Atlantic City. Each patron is analyzed to ensure that the patron's gaming activity, net of any complimentaries, is profitable to Castle Associates.

         Entertainment and Special Events. Trump Marina pursues a coordinated program of headline entertainment and special events. Trump Marina offers headline entertainment approximately twenty times a year in its main ballroom, complimented by contemporary acts each weekend in the cabaret theater. As a part of its marketing plan, Trump Marina offers special events aimed at its core, middle and upper-middle market segments. Trump Marina also hosts special events on an invitation-only basis in an effort to attract existing targeted gaming patrons and build loyalty among these patrons. These special events include golf tournaments, theme parties and gaming tournaments. Headline entertainment is scheduled so as not to overlap with any of these special events. In addition, as part of its "Wild Side" marketing campaign, Trump Marina features outdoor bands nightly (in season) as well as outdoor concerts promoted under the "Rock the Dock" theme. Recent performances have included The Beach Boys, the Atlantic City premiere of Van Halen, the artist formerly known as Prince, and comedian Chris Rock.

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

         Credit Policy. Historically, Trump Marina has extended credit on a discretionary basis to certain qualified patrons. Credit play, as a percentage of total dollars wagered, was approximately 31.4%, 32.4% and 30.1% for 1996, 1997 and 1998, respectively. As part of Trump Marina's business strategy, Trump Marina has imposed stricter standards on applications for new or additional credit. Trump Marina bases credit limits on each individual patron's creditworthiness, as determined by an examination of the following criteria: (i) checking each patron's personal checking account for current and average balances, (ii) performing a credit check on each domestic patron and (iii) checking each patron's credit limits and indebtedness at all casinos in the United States as well as many island casinos. The above determination of a patron's continued creditworthiness is performed for continuing patrons on a yearly basis or more frequently if Trump Marina deems a re-determination of credit worthiness is necessary. In addition, depositing of markers is regulated by the State of New Jersey. Markers in increments of $1,000 or less are deposited in a maximum of 7 days; markers of increments of $1,001 to $5,000 are deposited in a maximum of 14 days; and markers in increments of over $5,001 are deposited in a maximum of 45 days. Markers may be deposited sooner at the request of patrons or at Trump Marina's discretion.

         Bus Program. Trump Marina has a bus program which transports approximately 725 gaming patrons per day during the week and 750 per day on the weekends. Castle Associates' bus program offers incentives and discounts to certain scheduled and chartered bus customers. Based on historical surveys, management has determined that gaming patrons who arrive by special charters as opposed to scheduled bus lines or who travel distances greater than 60 miles are more likely to create higher gaming revenue. Accordingly, Trump Marina's marketing efforts are focused on such bus patrons.

TRUMP MARINA RETHEMING

         In 1997, Trump Marina completed a project to retheme the casino hotel with a nautical emphasis, targeting younger customers by offering contemporary entertainment attractions and emphasizing Trump Marina's energetic, lively atmosphere.

EMPLOYEES AND LABOR RELATIONS

         As of December 31, 1998, Castle Associates employed approximately 3,400 full and part-time employees, of whom approximately 1,200 were subject to collective bargaining agreements. Castle Associates' collective bargaining agreement with Local No. 54 expires on September 15, 1999. Such agreement extends to approximately 900 employees. In addition, four other collective bargaining agreements, which expire in the year 2000, cover approximately 300 maintenance employees. Castle Associates believes that its relationships with its employees are satisfactory. Trump's Castle Funding, Inc. ("Castle Funding") has no employees.

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

HISTORICAL BACKGROUND

         General. Castle Funding was incorporated under the laws of the State of New Jersey in May 1985 and is wholly owned by Castle Associates. Trump's Castle Hotel & Casino, Inc. ("TCHI") was incorporated under the laws of the state of New Jersey in 1985; it is wholly owned by THCR Holdings and is the general partner of Castle Associates. Castle Funding was formed to serve as a financing corporation to raise funds as an agent of Castle Associates. Since Castle Funding and TCHI have no business operations, their ability to service their indebtedness is completely dependent upon funds they receive from Castle Associates. Accordingly, the following discussion is related primarily to Castle Associates and its operations.

         PIK Note Acquisition. On June 23, 1995, Castle Associates entered into an agreement with Hamilton Partners, L.P. ("Hamilton") which granted Castle Associates an option (the "Castle Option") to acquire the Increasing Rate Subordinated Pay-in-Kind Notes due 2005 of Castle Funding (the "Castle PIK Notes") (which are currently subordinated to the New Castle Senior Notes (as defined), the Working Capital Loan (as defined) and the Castle Mortgage Notes (as defined)) owned by Hamilton (the "Castle Option Agreement"). The Castle Option was granted to Castle Associates in consideration of $1.9 million of aggregate payments to Hamilton. The Castle Option was exercisable at a price equal to 60% of the aggregate principal amount of the Castle PIK Notes delivered by Hamilton, with accrued but unpaid interest, plus 100% of the Castle PIK Notes issued to Hamilton as interest subsequent to June 23, 1995. Pursuant to the terms of the Castle Option Agreement, upon the occurrence of certain events within 18 months of the time the Castle Option is exercised, Castle Associates was required to make an additional payment to Hamilton of up to 40% of the principal amount of the Castle PIK Notes. On May 21, 1996, Castle Associates assigned the Castle Option to THCR Holdings, which, on that same date, exercised the Castle Option and acquired approximately 90% of the then outstanding Castle PIK Notes for approximately $38.7 million, in exchange for which THCR Holdings received an aggregate of approximately $59.3 million principal amount of Castle PIK Notes.

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

                            (ii) Trump Casinos II, Inc. ("TCI-II") contributed to THCR Holdings its 37.5% equity interest in Castle Associates in consideration of which it received a 5.81009% limited partnership interest in THCR Holdings, exchangeable into 2,211,250 shares of THCR Common Stock (valuing each such share at the THCR Stock Contribution Value); and

                            (iii) THCR-TCHI Merger Corp., a Delaware corporation and a wholly owned subsidiary of THCR Holdings ("Castle Merger Sub"), merged (the "TCHI Merger") with and into TCHI (holder of a 1% equity interest in Castle Associates) whereupon (x) each share of common stock of TCHI, par value $.01 per share (the "TCHI Common Stock"), outstanding immediately prior to the TCHI Merger was converted into the right to receive $.8845 in cash (the "TCHI Consideration") and each share of common stock of Castle Merger Sub was converted into the right to receive one share of common stock of the surviving corporation of the TCHI Merger and (y) each holder of the Castle Warrants issued under a warrant agreement, dated as of December 30, 1993, between TCHI and First Bank National Association, as warrant agent, became entitled to receive, for each former share of TCHI Common Stock for which each Castle Warrant was exercisable, an amount in cash equal to the TCHI Consideration.

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

         April 1998 Refinancing. On April 17, 1998, Castle Funding refinanced a portion of its outstanding debt, on a consolidated basis, consisting of the $38 million outstanding on a term loan with a bank (the "Castle Term

Loan"), and its 11 1/2% Senior Secured Notes due 2000 (the "Old Castle Senior Notes") by issuing 10 1/4% Senior Secured Notes due 2003 (the "New Castle Senior Notes"). The proceeds from the issuance of the New Castle Senior Notes were used to redeem all of the issued and outstanding Old Castle Senior Notes at 100% of their principal amount and to repay the Castle Term Loan in full. In conjunction with this refinancing, TCHI obtained a working capital credit facility (the "Working Capital Loan"). Both the New Castle Senior Notes and the Working Capital Loan are guaranteed by Castle Associates. The New Castle Senior Notes have an outstanding principal amount of $62,000,000 and bear interest at the rate of 10 1/4% per annum, payable semi-annually each April and October. The New Castle Senior Notes mature on April 30, 2003. The Working Capital Loan has an outstanding principal amount of $5,000,000 and bears interest at the rate of 10-1/4% per annum, payable semi-annually each April and October. The entire principal balance of the Working Capital Loan matures on April 30, 2003.

INDIANA RIVERBOAT

         The Indiana Riverboat features an approximately 280-foot luxury yacht containing approximately 37,000 square feet of gaming space with 1,320 slot machines, 51 table games and capacity for approximately 2,690 passengers and 300 employees. The site adjacent to the Indiana Riverboat includes surface parking for approximately 3,000 automobiles and certain other infrastructure improvements including a 300 room hotel. The cost to THCR for the development of the Indiana Riverboat, which includes the land, the vessel, gaming equipment, a pavilion for staging and ticketing and restaurant facilities, berthing and support facilities and parking facilities, is $139 million through February 28, 1999. During the remainder of Trump Indiana's initial five-year license term, an additional $14 million of funds will be required to be spent in connection with municipal commitments required in connection with the licensure process. The remaining $14 million required to be spent over the remainder of the initial five-year license term is expected to be funded with cash from operations or other available financings.

         Buffington Harbor is approximately 25 miles from downtown Chicago. In addition, the cities of Indianapolis, Fort Wayne, Toledo, Grand Rapids and Milwaukee are each within a 175-mile radius of Buffington Harbor. Management believes the Indiana Riverboat benefits from (i) its location and size, (ii) its strategy of developing, together with Barden, an array of entertainment, retail and restaurant attractions, and coordinated cruise schedules and (iii) the widespread recognition of the "Trump" name and what management believes to be its reputation for quality. Gaming facilities in Illinois are presently limited to 1,200 gaming positions under current regulations in Illinois, which management believes puts Illinois properties at a competitive disadvantage to larger facilities such as the Indiana Riverboat. THCR has drawn on these competitive advantages and capitalized on its experience in gaming activities in Atlantic City in order to create an outstanding gaming and entertainment experience.

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

         Trump Indiana entered into a development agreement (as defined) with the City of Gary, Indiana, dated as of May 1, 1996, which memorialized the commitments made by Trump Indiana to the City during the licensing process (the "Development Agreement"). The Development Agreement sets forth the scope and timing of the capital expenditures committed to be made by Trump Indiana during the initial five-year term of its riverboat owner's license, Trump Indiana's agreement to pay to the City four (4%) percent of Trump Indiana's annual adjusted gross receipts and Trump Indiana's commitment regarding the employment of women and racial minorities and the utilization of union labor and local vendors. The Development Agreement also provides for certain monetary penalties in the event Trump Indiana elects to abandon the Buffington Harbor Site within the first four years of gaming operations. In addition, the Development Agreement includes provisions regarding the "Trump Indiana Foundation," a private foundation established by Trump Indiana for charitable purposes primarily within the City and Lake County, Indiana. As of December 31, 1996, Trump Indiana funded an initial $1.0 million to the Trump Indiana Foundation. In addition, Trump Indiana is required to make annual contributions of $100,000 to the Trump Indiana Foundation for the remaining four years of the Development Agreement. The 1997 and 1998 contributions were made as of December 31, 1997 and 1998, respectively.

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

         TAC II Notes. In December 1997, Trump AC and Funding II issued $75,000,000 principal amount of Mortgage Notes which mature on May 1, 2006 (the "TAC II Notes"). The TAC II Notes include restrictive covenants prohibiting or limiting, among other things, the sale of assets, the making of acquisitions and other investments, capital expenditures, the incurrence of additional debt and liens and the payment of dividends and distributions. Non-compliance could result in the acceleration of such indebtedness.

         TAC III Notes. In December 1997, Trump AC and Funding III issued $25,000,000 principal amount of the Mortgage Notes which mature on May 1, 2006 (the "TAC III Notes"). The TAC III Notes include restrictive covenants prohibiting or limiting, among other things, the sale of assets, the making of acquisitions and other investments, capital expenditures, the incurrence of additional debt and liens and the payment of dividends and distributions. Non-compliance could result in the acceleration of such indebtedness.

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

         Castle Notes. Castle Funding's Mortgage Notes bear interest, payable semi- annually in cash, at 11 3/4% and mature on November 15, 2003 (the "Castle Mortgage Notes"). The Castle Mortgage Notes may be redeemed at Castle Funding's option at a specified percentage of the principal amount commencing in 1998.

         The Castle Mortgage Notes are secured by a promissory note of Castle Associates to Castle Funding (the "Castle Partnership Note") in an amount and with payment terms necessary to service the Castle Mortgage Notes. The Castle Partnership Note is secured by a mortgage on Trump Marina and substantially all of the other assets of Castle Associates. The Castle Partnership Note has been assigned by Castle Funding to the trustee of the indenture under which the Castle Mortgage Notes were issued to secure the repayment of the Castle Mortgage Notes. In addition, Castle Associates has guaranteed the payment of the Castle Mortgage Notes (the "Castle Guaranty"), which is secured by a mortgage on Trump Marina and substantially all of the assets of Castle Associates. The Castle Partnership Note and the Castle Guaranty are expressly subordinated to the indebtedness of the New Castle Senior Notes (as defined) and the Castle Term Loan described below (collectively, the "Senior Indebtedness") and the liens of the mortgages securing the Castle Partnership Note and the Castle Guaranty are subordinate to the liens securing the Senior Indebtedness.

         The Castle PIK Notes bear interest payable, at Castle Funding's option in whole or in part in cash and through the issuance of additional Castle PIK Notes, semi- annually at the rate of 7% through September 30, 1994 and 13 7/8% through November 15, 2003. After November 15, 2003, interest on the Castle PIK Notes is payable in cash at the rate of 13 7/8%. The Castle PIK Notes mature on November 15, 2005. The Castle PIK Notes may be redeemed at Castle Funding's option at 100% of the principal amount under certain conditions, as described in the indenture governing the Castle PIK Notes, and are required to be redeemed from a specified percentage of any equity offering which includes Castle Associates. Interest has been accrued using the effective interest method. On May 15, 1998 and November 15, 1998, the semi-annual interest payments of $5.6 million and $6.0 million, respectively, were paid by the issuance of additional Castle PIK Notes.

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

         On April 17, 1998, Castle Funding refinanced the Castle Term Loan and the Old Castle Senior Notes by issuing the New Castle Senior Notes. The proceeds from the issuance of the New Castle Senior Notes were used to redeem all of the issued and outstanding Old Castle Senior Notes at 100% of their principal amount and to repay the Castle Term Loan in full. In conjunction with this refinancing, TCHI obtained the Working Capital Loan. Both the New Castle Senior Notes and the Working Capital Loan are guaranteed by Castle Associates. The New Castle Senior Notes have an outstanding principal amount of $62,000,000 and bear interest at the rate of 10 1/4% per annum, payable semi-annually each April and October. The New Castle Senior Notes mature on April 30, 2003. The Working Capital Loan has an outstanding principal amount of $5,000,000 and bears interest at the rate of 10 1/4% per annum, payable semi-annually each April and October. The entire principal balance of the Working Capital Loan matures on April 30, 2003.

         The terms of the Working Capital Loan, the Castle Mortgage Notes, the Castle PIK Notes and the New Castle Senior Notes include limitations on the amount of additional indebtedness Castle Associates may incur, distributions of Castle Associates capital, investments and other business activities.

         Other Indebtedness. In addition to the foregoing, THCR's consolidated long-term indebtedness includes approximately $39.5 million of indebtedness as of December 31, 1998.

ATLANTIC CITY MARKET

         The Atlantic City Market has demonstrated continued growth despite the recent proliferation of new gaming venues across the country. The 12 casino hotels in Atlantic City generated approximately $4.05 billion in gaming revenues in 1998, an approximately 3.3% increase over 1997 gaming revenues of approximately $3.91 billion. From 1992 to 1998, total gaming revenues in Atlantic City have increased approximately 25.8%, while hotel rooms increased by 34.0% during that period. Although total visitor volume to Atlantic City remained relatively constant in 1998, the volume of bus customers increased to
9.9 million in 1998, still representing a decline from 11.7 million in 1991. The volume of customers traveling to Atlantic City has grown from 20.4 million in 1992 to 24.4 million in 1998.

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

         Total Atlantic City slot revenues increased 3.9% in 1998, continuing a trend of increases over the past six years. From 1992 through 1998, slot revenue growth in Atlantic City has averaged 5.6% per year. Total table game revenue increased 2.1% in 1998, while table game revenue from 1992 to 1998 has increased on average 1.0% per year. Management believes the slow growth in table revenue is primarily attributable to two factors. First, the slot product has been significantly improved over the last five years. Bill acceptors, new slot machines, video poker and blackjack and other improvements have increased the popularity of slot play among a wider universe of casino patrons. Casino operators in Atlantic City have added slot machines in favor of table games due to increased public acceptance of slot play and due to slot machines' comparatively higher profitability as a result of lower labor and support costs. Since 1992, the number of slot machines in Atlantic City has increased 58.8%, while the number of table games has increased by 6.4%. Slot revenues increased from 66% of total casino revenues in 1992 to 69.8% in 1998. The second reason for historic slow growth in table revenue is that table game players are typically higher end players and are more likely to be interested in overnight stays and other amenities. During peak season and weekends, room availability in Atlantic City is currently inadequate to meet demand, making it difficult for casino operators to aggressively promote table play.

         The regulatory environment in Atlantic City has improved over the past several years. Most significantly, 24-hour gaming has been approved, poker and keno have been added and regulatory burdens have been reduced. In particular, comprehensive amendments to New Jersey gaming laws were made in January 1995, which have eliminated duplicative regulatory oversight and channeled a certain portion of operator's funds through 2003 from regulatory support into uses of the CRDA. Administrative costs of regulation will be reduced while increasing funds will be available for new development in Atlantic City. In addition, in 1994, legislation was enacted which eliminated the requirement that a casino consist of a "single room" in a casino hotel. A casino may now consist of "one or more locations or rooms" approved by the CCC for casino gaming.

         Atlantic City's new convention center, with approximately 500,000 square feet of exhibit and pre-function space, 45 meeting rooms, food-service facilities and a 1,600-car underground parking garage, is the largest exhibition space between New York City and Washington, D.C. It is located at the base of the Atlantic City Expressway and opened in May 1997. Atlantic City's old convention center is located on The Boardwalk, physically connected to the Trump Plaza and owned by the New Jersey Sports and Exposition Authority (the "NJSEA"). Its East Hall, which was completed in 1929 and is listed on the National Register of Historic Places will, with funding approved by the CRDA in February 1999, undergo a $72 million renovation to be completed by the summer of 2001. These improvements, while preserving the historic features of this landmark, will convert it into a modern special events venue and will include new seating for 10,000 to 14,000 in its main auditorium and new lighting, sound and television-ready wiring systems. Construction will halt in both September 1999 and September 2000 to avoid disrupting the Miss America Pageant presentations during those years.

         In addition to the planned casino expansions, major infrastructure improvements have been completed. The CRDA oversaw the development of the $88 million "Grand Boulevard" corridor that links the new convention center with The Boardwalk. The project was completed in early 1998. Furthermore, as set forth in a November 1998 agreement with the CRDA, a $20.8 million beautification project is now in progress for the five block Virginia and Maryland Avenue corridors which connect the thirty acre Boardwalk site of the Taj Mahal to Absecon Boulevard (Route 30), one of Atlantic City's principal access roadways. This comprehensive project includes the repair, resurfacing and resignalizing of these roads and the installation of new roadside lighting, the acquisition and demolition of deteriorated structures on Virginia Avenue and, to a lesser extent, Maryland Avenue, and the installation and maintenance of roadside landscaping on those sites, the construction of a twenty-two unit subdivision of two-story, single unit and duplex residences which will front on opposing sides of Virginia Avenue, and the improvement of the exterior facades of selected Virginia Avenue and other structures, with consents of the owners, to achieve a harmony and continuity of design among closely proximate properties. Construction of the roadway and housing elements of this project is expected to commence during or about the summer of 1999.

         Management believes that these gaming regulatory reforms will serve to permit future reductions in operating expenses of casinos in Atlantic City and to increase the funds available for additional infrastructure development through the CRDA. Due principally to an improved regulatory environment, general improvement of economic conditions and high occupancy rates, significant investment in the Atlantic City Market has been initiated and/or announced. Management believes that these increases in hotel capacity, together with infrastructure improvements, will be instrumental in stimulating future revenue growth in the Atlantic City Market. See "--Competition."

COMPETITION

         Atlantic City. Competition in the Atlantic City Market is intense. Trump Plaza, the Taj Mahal and Trump Marina (the "Atlantic City Properties") compete with other casino hotels located in Atlantic City and with each other. At present, there are 12 casino hotels located in Atlantic City, including the Atlantic City Properties, all of which compete for patrons. In addition, there are several sites on The Boardwalk and in the Marina District on which casino hotels could be built in the future and various applications for casino licenses have been filed and announcements with respect thereto made from time to time (including a casino resort joint venture (the "Mirage Joint Venture") between Mirage and the Boyd Gaming Corporation to be built in the Marina District which will contain 1,200 rooms and is scheduled to be completed in the spring of 2002, and a casino resort by MGM Grand, Inc. to be built on The Boardwalk after MGM Grand, Inc. purchases the land chosen as the site for the casino resort). Although management is not aware of any current construction on such sites by third parties, infrastructure improvements in the area have begun. Mirage intends to build a casino resort called LeJardin which will contain 3,500-4,000 rooms and will be linked to the resort created as a result of the Mirage Joint Venture. Substantial new expansion and development activity has recently been completed or has been announced in Atlantic City, including the expansion at Harrah's, Hilton, Caesar's, Resorts, Tropicana and Bally's Wild West Casino, which intensifies competitive pressures in the Atlantic City Market. While management believes that the addition of hotel capacity would be beneficial to the Atlantic City Market generally, there can be no assurance that such expansion would not be materially disadvantageous to the Atlantic City Properties. There also can be no assurance that the Atlantic City development projects which are planned or are underway will be completed.

         Total Atlantic City gaming revenues have increased over the past five years, although at varying rates. In 1993, nine casinos experienced increased gaming revenues compared to 1992 (including the Taj Mahal), while three casinos (including Trump Plaza) experienced decreased revenues. In 1994, ten casinos experienced increased gaming revenues compared to 1993 (including the Taj Mahal), while two casinos (including Trump Plaza) experienced decreased revenues. During 1995, all 12 casinos experienced increased gaming revenues compared to 1994. During 1996, six casinos (including Trump Plaza and the Taj Mahal) experienced increased gaming revenues compared to 1995, while six casinos experienced decreased revenues. In 1997, eight casinos (including Trump Plaza, Trump Marina and the Taj Mahal) experienced increased gaming revenues compared to 1996, while four casinos experienced decreased revenues. In 1998, seven casinos experienced increased gaming revenues compared to 1997 (including Trump Plaza), while five casinos experienced decreased revenues (including the Taj Mahal and Trump Marina).

         In 1992, the Atlantic City casino industry experienced an increase of 6.9% in gaming revenues per square foot from 1991. Gaming revenues per square foot increased by 1.4% for 1993 (excluding poker and race simulcast rooms, which were introduced for the first time in such year), compared to 1992. In 1994, gaming revenues per square foot decreased 2.5% (or 4.5% including square footage devoted to poker, keno and race simulcasting). The 1994 decline was due, in part, to the increase in casino floor space in Atlantic City as a result of expansion of a number of casinos and to the severe weather conditions which affected the Northeast during the winter of 1994. Between April 30, 1993 and December 31, 1995, many operators in Atlantic City expanded their facilities in anticipation of and in connection with the June 1993 legalization of simulcasting and poker, increasing total gaming square footage by approximately 181,200 square feet (23.3%) of which approximately 136,200 square feet is currently devoted to poker, keno and race simulcasting. During this same period, 172 poker tables and 5,500 slot machines were added. During 1996, a total of approximately 65,870 square feet of casino floor space was added, an increase of 47.2%, including Trump World's Fair's 49,211 square feet. Slot machines increased by approximately 1,911 units during 1996 and table games increased by approximately 44 units during 1996, of which Trump World's Fair accounted for 1,518 units and 16 units, respectively. During 1997, a total of approximately 51,870 square feet of casino floor space was added. Slot machines increased by approximately 2,153 units and table games increased by approximately 82 units during 1997. During 1998, a total of approximately 38,350 square feet of casino floor space was added. Slot machines increased by approximately 822 units and table games decreased by approximately 71 units during 1998.

         The Atlantic City Properties also compete, or will compete, with facilities in the northeastern and mid-Atlantic regions of the United States at which casino gaming or other forms of wagering are currently, or in the future may be, authorized. To a lesser extent, the Atlantic City Properties face competition from gaming facilities nationwide, including land-based, cruise line, riverboat and dockside casinos located in Colorado, Illinois, Indiana, Iowa, Louisiana, Mississippi, Missouri, Nevada, South Dakota, Ontario (Windsor and Niagara Falls), the Bahamas, Puerto Rico and other locations inside and outside the United States, and from other forms of legalized gaming in New Jersey and in its surrounding states such as lotteries, horse racing (including off-track betting), jai alai, bingo and dog racing, and from illegal wagering of various types. New or expanded operations by other persons can be expected to increase competition and could result in the saturation of certain gaming markets. In September 1995, New York introduced a keno lottery game, which is played on video terminals that have been set up in approximately 1,800 bars, restaurants and bowling alleys across the state. Bay Cruises is operating a gambling cruise ship where patrons are taken from a pier in Sheepshead Bay in Brooklyn, New York to international waters to gamble. In September 1997, another gambling cruise ship was launched off the coast of Montauk, New York. On April 24, 1998 Freeport Casino Cruises began operating a gambling ship in Long Island, New York. Manhattan Cruises, a company offering gambling cruises departing from Manhattan, New York City since January 28, 1998, suspended operations in early May 1998, but has announced plans to resume operations shortly. Other companies (including South Shore Cruise Lines and Circle Line) are currently seeking permission to operate similar cruises in the New York City area. On December 5, 1997, the mayor of New York City proposed the construction of a casino on Governors Island, located in the middle of New York Harbor; however, the proposal would require an amendment to the New York State Constitution and the sale of the island to New York by the federal government. In Delaware, a total of approximately 2,600 slot machines were installed at three horse racetracks in 1996. Initial legislation allowed a maximum of 1,000 slot machines at each of the three racetracks. In 1998, the Delaware legislature approved a bill which would more than double the number of slot machines allowed at the three racetracks. At the end of 1998, there was a total of approximately 3,000 slot machines installed and the additional approved machines have become operational during the first quarter of 1999. West Virginia also permits slot machines at racetracks, and track owners in several other states, including Maryland and Pennsylvania, are seeking to do the same. In December 1996, the temporary Casino Niagara opened in Niagara Falls, Ontario. Ontario officials expect that two-thirds of Casino Niagara's patrons will come from the United States, predominantly from western New York. In February 1998, the Ontario Casino Commission designated a consortium whose principal investor is Hyatt Hotels Corporation as the preferred developer of the permanent Casino Niagara. Moreover, the Atlantic City Properties may also face competition from various forms of internet gambling.

         In addition to competing with other casino hotels in Atlantic City and elsewhere, by virtue of their proximity to each other and the common aspects of certain of their respective marketing efforts, including the common use of the "Trump" name, the Atlantic City Properties compete directly with each other for gaming patrons.

         Indiana. The Indiana Riverboat competes primarily with riverboats and other casinos in the northern Indiana suburban and Chicago metropolitan area and throughout the Great Lakes Market. Although northern Indiana is part of the greater Chicago metropolitan market, which is one of the most successful new gaming markets in the United States, the Indiana Riverboat may be more dependent on patrons from northern Indiana than its Illinois competitors, and the propensity of these patrons to wager cannot be predicted with any degree of certainty. In addition to competing with Barden's riverboat at the Buffington Harbor Site, the Indiana Riverboat competes with a riverboat in Hammond, Indiana, owned and operated by Empress Riverboat Casino in Joliet, Illinois, a riverboat in East Chicago, Indiana, which is owned and operated by Harrah's Entertainment under the Showboat name, and with a riverboat in Michigan City, Indiana, which is owned and operated by Bluechip Casino. To a lesser degree, the Indiana Riverboat competes with four operating riverboats located in southern Indiana and one additional riverboat scheduled to be licensed and operating in 2000. At present there are four other riverboats in the Chicago area, with each operator limited to 1200 gaming positions.

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

         In 1991, the Mashantucket Pequot Nation opened Foxwoods, a casino facility in Ledyard, Connecticut, located in the far eastern portion of such state, an approximately three-hour drive from New York City and an approximately two and one- half hour drive from Boston, which currently offers 24-hour gaming and contains approximately 6,000 slot machines. An expansion at Foxwoods, completed in April 1998, includes additional hotel rooms, restaurants and retail stores. A high-speed ferry operates seasonally between New York City and Foxwoods. The Mashantucket Pequot Nation has also announced plans for a high-speed train linking Foxwoods to the interstate highway and an airport outside Providence, Rhode Island. In addition, in October 1996, the Mohegan Nation opened the Mohegan Sun Resort in Uncasville, Connecticut, located 10 miles from Foxwoods. Developed by Sun International Hotels, Ltd., the Mohegan Sun Resort has 3,000 slot machines. The Mohegan Nation has announced plans for an expansion of the casino facilities and the construction of a hotel, convention center and entertainment center to be completed in the fall of 2001. In addition, the Eastern Pequots are seeking formal recognition as a Native American tribe for the purpose of opening a casino in the North Stonington area. There can be no assurance that any continued expansion of gaming operations of the Mashantucket Pequot Nation, the gaming operations of the Mohegan Nation or the commencement of gaming operations by the Eastern Pequots would not have a materially adverse impact on the operations of the Atlantic City Properties.

         A group in Cumberland County, New Jersey calling itself the "Nanticoke Lenni Lenape" tribe has filed a notice of intent with the Bureau of Indian Affairs seeking formal federal recognition as a Native American tribe. In March 1998, the Oklahoma-based Lenape/Delaware Indian Nation, which originated in New Jersey and already has federal recognition, filed a lawsuit against the city of Wildwood claiming that the city is built on ancestral land. The city of Wildwood, which has supported the plan to build a casino, has entered settlement negotiations, offering to deed municipal land to the tribe. The plan, which is opposed by the State of New Jersey, required state and federal approval. In early 1999, however, the Delaware Indian Nation's lawsuit was dismissed. In July 1993, the Oneida Nation opened a casino featuring 24-hour table gaming and electronic gaming systems, but without slot machines, near Syracuse, New York. The Oneida Nation opened a hotel in October 1997 that included expanded gaming facilities, and has constructed a golf course and convention center. Representatives of the St. Regis Mohawk Nation signed a gaming compact with New York State officials for the opening of a casino, without slot machines, in the northern portion of the state close to the Canadian border. The St. Regis Mohawks have also announced their intent to open a casino at the Monticello Race Track in the Catskill Mountains region of New York; however, any Native American gaming operation in the Catskills is subject to the approval of the Governor of New York. The Seneca Nation plans to negotiate with New York State to open a casino in Western New York; however, the proposed casino would be subject to the purchase of additional property that is declared reservation territory by the federal government. The Narragansett Nation of Rhode Island, which has federal recognition, is seeking to open a casino in Rhode Island. The Aquinnah Wampanoag Tribe is seeking to open a casino in Massachusetts. Other Native American nations are seeking federal recognition, land and negotiation of gaming compacts in New York, Pennsylvania, Connecticut and other states near Atlantic City.

         The Pokagon Band of Potawatomi Indians of southern Michigan and northern Indiana has been federally recognized as an Indian tribe. In September 1995, the Pokagon Band of Potawatomi Indians signed a gaming compact with the governor of Michigan to build a land-based casino in southwestern Michigan and also entered into an agreement with Harrah's Entertainment, Inc. ("Harrah's") to develop and manage the casino. However, as of October 12, 1998, the agreement with Harrah's was terminated.

         State Legislation. Legislation permitting other forms of casino gaming has been proposed, from time to time, in various states, including those bordering New Jersey. Six states have presently legalized riverboat gambling while others are considering its approval, including New York and Pennsylvania. Several states are considering or have approved large scale land-based casinos. Additionally, since 1993, the gaming space in Las Vegas has expanded significantly, with additional capacity planned and currently under construction. The operations of the Atlantic City Properties could be adversely affected by such competition, particularly if casino gaming were permitted in jurisdictions near or elsewhere in New Jersey or in other states in the Northeast. In December 1993, the Rhode Island Lottery Commission approved the addition of slot machine games on video terminals at Lincoln Greyhound Park and Newport Jai Alai, where poker and blackjack have been offered for over two years. Currently, casino gaming, other than Native American gaming, is not allowed in other areas of New Jersey or in Connecticut, New York or Pennsylvania. On November 17, 1995, a proposal to allow casino gaming in Bridgeport, Connecticut was voted down by that state's Senate. On June 18, 1998, the New York State Senate and General Assembly failed to enact a constitutional amendment to legalize casino gambling in certain areas of New York State, effectively postponing any referendum to authorize such a constitutional amendment until not earlier than November 2001. To the extent that legalized gaming becomes more prevalent in New Jersey or other jurisdictions near Atlantic City, competition would intensify. In particular, proposals have been introduced to legalize gaming in other locations, including Philadelphia, Pennsylvania. In February 1999, the Pennsylvania State General Assembly approved a bill allowing in May 1999 a non-binding public referendum on a variety of legalized gaming issues including riverboats, video poker in taverns and slot machines at racetracks, but the Pennsylvania State Senate failed to enact the General Assembly Bill. In addition, legislation has from time to time been introduced in the New Jersey State Legislature relating to types of statewide legalized gaming, such as video games with small wagers. To date, no such legislation, which may require a state constitutional amendment, has been enacted. Management is unable to predict whether any such legislation, in New Jersey, Indiana, Illinois or elsewhere, will be enacted or whether, if passed, it would have a material adverse impact on THCR.

GAMING AND OTHER LAWS AND REGULATIONS

         The following is only a summary of the applicable provisions of the Casino Control Act, the Riverboat Gambling Act and certain other laws and regulations. It does not purport to be a full description thereof and is qualified in its entirety by reference to the Casino Control Act, the Riverboat Gambling Act and such other laws and regulations. Unless otherwise indicated, all references to "Trump Plaza" include (a) Trump Plaza's main tower, including Trump Plaza East (which operates pursuant to a casino license held by Plaza Associates) and (b) Trump World's Fair (which operates pursuant to a casino license held by Plaza Associates).

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

         Operating Licenses. In June 1995, the CCC renewed Taj Associates' license to operate the Taj Mahal through March 1999, renewed Castle Associates' license to operate Trump Marina through May 1999, and renewed Plaza Associates' license to operate Trump Plaza through June 1999. In May 1996, the CCC granted Plaza Associates a license to operate Trump World's Fair through May 1997, and in December 1996, the CCC approved Plaza Associates' application to operate Trump Plaza and Trump World's Fair under one casino license through May 1999. In June 1996, the CCC granted TCS a casino license through July 1997, which license has been renewed annually through July 1999. Timely applications have been filed for renewal of the Plaza Associates, Taj Associates, Castle Associates and TCS casino licenses, and a petition has been filed with the CCC seeking consolidation of the hearings on the casino license renewals. It is anticipated that the CCC will act favorably on the petition seeking consolidation of the license renewal hearings, and extend the casino licenses allowing for a consolidated hearing on the license renewals to be conducted in June 1999.

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

         Under the terms of the indentures pursuant to which the Senior Notes, the TAC I Notes (the "TAC I Note Indenture"), the TAC II Notes (the "TAC II Note Indenture"), the TAC III Notes (the "TAC III Note Indenture"), the New Castle Senior Notes, the Castle Mortgage Notes, and the Castle PIK Notes were issued, and the terms of the Working Capital Loan, if a holder of such securities does not qualify under the Casino Control Act when required to do so, such holder must dispose of its interest in such securities, and the respective issuer or issuers of such securities may redeem the securities at the lesser of the outstanding amount or fair market value. Similar provisions are set forth in THCR's Certificate of Incorporation with respect to the THCR Common Stock.

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

         Gross Revenue Tax. Each casino licensee is also required to pay an annual tax of 8% on its gross casino revenues. For the years ended December 31, 1996, 1997 and 1998, Plaza Associates' gross revenue tax was approximately $29.8 million, $30.1 million and $30.2 million, respectively, and its license, investigation and other fees and assessments totaled approximately $4.4 million, $6.0 million and $5.2 million, respectively. For the years ended December 31, 1996, 1997 and 1998, Taj Associates' gross revenue tax was approximately $40.7 million, $41.7 million and $41.1 million, respectively, and its license, investigation and other fees and assessments totaled approximately $5.0 million, $3.9 million and $4.4 million, respectively. For the years ended December 31, 1996, 1997 and 1998, Castle Associates' gross revenue tax was approximately $19.9 million, $21.1 million and $21.1 million, respectively, and its license, investigation and other fees and assessments totaled approximately $4.0 million, $3.5 million and $3.7 million, respectively.

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

         From the monies made available to the CRDA, the CRDA is required to set aside $175 million for investment in hotel development projects in Atlantic City undertaken by a licensee which result in the construction or rehabilitation of at least 200 hotel rooms. These monies will be held to fund up to 27% of the cost to casino licensees of expanding their hotel facilities to provide additional hotel rooms, a portion of which has been required to be available with respect to the new Atlantic City Convention Center.

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

         Under IGC rules, an institutional investor who would otherwise be subject to a suitability finding shall, within 45 days after acquiring the interests, submit the following information: a description of the institutional investor's business and a statement as to why the institutional investor satisfies the definitional requirements of an institutional investor under Indiana gaming rule requirements; a certification made under oath that the voting securities were acquired and are held for investment purposes only and were acquired and are held in the ordinary course of business as an institutional investor; the name, address, telephone number, social security number or federal tax identification number of each person who has the power to direct or control the institutional investor's exercise of its voting rights as a holder of voting securities of the riverboat licensee; the name of each person who beneficially owns 5% or more of the institutional investor's voting securities or equivalent; a list of the institutional investor's affiliates; a list of all securities of the riverboat licensee that are or were beneficially owned by the institutional investor or its affiliates within the preceding one year; a disclosure of all criminal and regulatory sanctions imposed during the preceding ten years; a copy of any filing made under 16 U.S.C. ss.18(a); and any other additional information the IGC may request to insure compliance with Indiana gaming laws.

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

         From 1992 through 1995, the Service conducted an audit of Currency Transaction Reports filed by Taj Associates for the period from April 2, 1990 through December 31, 1991. The Treasury has received a report detailing the audit as well as the response of Taj Associates. As a result of Taj Associates' audit, the Treasury notified Taj Associates that it failed to timely file Currency Transaction Reports in connection with certain currency transactions. In December 1997, Taj Associates paid a fine of $477,000 in connection with 106 of these violations.

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

         The Plaza Casino Parcel consists of four tracts of land, three of which are currently owned by Plaza Associates and one of which is leased by Plaza Hotel Management Company ("PHMC") to Plaza Associates pursuant to a non-renewable ground lease, which expires on December 31, 2078 (the "PHMC Lease"). The land which is subject to the PHMC Lease is referred to as the "Plaza Leasehold Tract." Seashore Four Associates ("Seashore Four") and Trump Seashore Associates ("Trump Seashore") had leased to Plaza Associates two of the tracts which are now owned by Plaza Associates. Trump Seashore and Seashore Four are 100% beneficially owned by Trump and are, therefore, affiliates of THCR. Plaza Associates purchased the tract from Seashore Four in January 1997 and the tract from Trump Seashore in September 1996 for $10.1 million and $14.5 million, respectively.

         The PHMC Lease is a "net lease" pursuant to which Plaza Associates, in addition to the payment of fixed rent, is responsible for all costs and expenses with respect to the use, operation and ownership of the Plaza Leasehold Tract and the improvements now, or which may in the future be, located thereon, including, but not limited to, all maintenance and repair costs, insurance premiums, real estate taxes, assessments and utility charges. The improvements located on the Plaza Leasehold Tract are owned by Plaza Associates during the term of the PHMC Lease, and upon the expiration of the term of the PHMC Lease (for any reason), ownership of such improvements will vest in PHMC. The PHMC Lease also contains an option pursuant to which Plaza Associates may purchase the Plaza Leasehold Tract at certain times during the term of such PHMC Lease under certain circumstances.

         Trump Plaza East. In connection with the Taj Acquisition, Plaza Associates exercised its option to purchase certain of the fee and leasehold interests comprising Trump Plaza East for a purchase price of $28.0 million. During the year ended December 31, 1996, Plaza Associates incurred approximately $1.1 million in expenses associated with its lease of Trump Plaza East. Plaza Associates currently leases a portion of the land which comprises Trump Plaza East from an unrelated third party.

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

         Warehouse Parcel. Plaza Associates owns a warehouse and office facility located in Egg Harbor Township, New Jersey, containing approximately 64,000 square feet of space (the "Egg Harbor Parcel"). The Egg Harbor Parcel is encumbered by a first mortgage having an outstanding principal balance, as of December 31, 1998, of approximately $1.3 million and is encumbered by the Plaza Mortgages. This facility is currently being utilized by TCS.

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

         Steel Pier. In connection with the Taj Acquisition, Taj Associates purchased the approximately 3.6 acre pier and related property located across The Boardwalk from the Taj Mahal (the "Steel Pier") from Realty Corp. Taj Associates initially proposed a concept to improve the Steel Pier, the estimated cost of which improvements was $30 million. Such concept was approved by the New Jersey Department of Environment Protection ("NJDEP"), the agency which administers the Coastal Area Facilities Review Act ("CAFRA"). A condition imposed on Taj Associates' CAFRA permit initially required that Taj Associates begin construction of certain improvements on the Steel Pier by October 1992, which improvements were to be completed within 18 months of commencement. In March 1993, Taj Associates obtained a modification of its CAFRA permit providing for the extensions of the required commencement and completion dates of the improvements to the Steel Pier for one year based upon an interim use of the Steel Pier for an amusement park. Taj Associates received additional one-year extensions of the required commencement and completion dates of the improvements of the Steel Pier based upon the same interim use of the Steel Pier as an amusement park pursuant to a sublease ("Pier Sublease") with an amusement park operator. The Pier Sublease terminates on December 31, 1999 unless extended.

         Office and Warehouse Space. Taj Associates owns an office building located on South Pennsylvania Avenue adjacent to the Taj Mahal. In addition, Taj Associates, in April 1991, purchased for approximately $1.7 million certain facilities of Castle Associates which are presently leased to commercial tenants and used for office space and vehicle maintenance facilities. In connection with the Taj Acquisition, Taj Associates purchased from Realty Corp. a warehouse complex of approximately 34,500 square feet. This warehouse complex is expected to be sold to the CRDA as part of the location of a new neighborhood housing development to be completed as part of the redevelopment of the road corridors and adjoining neighborhoods to the Taj Mahal.

         Taj Associates has entered into a lease with Trump-Equitable Company for the lease of office space in Trump Tower in New York City, which Taj Associates uses as a marketing office. The monthly payments under the lease had been $1,000, and the premises were leased at such rent for four months in 1992, the full twelve months in 1993 and 1994 and eight months in 1995. On September 1, 1995, the lease was renewed for a term of five years with an option for Taj Associates to cancel the lease on September 1 of each year, upon six months' notice and payment of six months' rent. Under the renewed lease, the monthly payments are $2,285.

         Parking. The Taj Mahal provides parking for approximately 6,950 cars of which 6,725 spaces are located in indoor parking garages and 225 surface spaces are located on land purchased from Realty Corp. in connection with the Taj Acquisition. In addition, Taj Associates entered into a lease agreement with South Jersey Transportation Authority for employee parking facilities.

         Themed Restaurants and Retail Shopping. Hard Rock Cafe International (N.J.), Inc. ("Hard Rock") has entered into a fifteen-year lease (the "Hard Rock Cafe Lease") with Taj Associates for the lease of space at the Taj Mahal for a Hard Rock Cafe. The basic rent under the Hard Rock Cafe Lease is $750,000 per year, paid in equal monthly installments, for the first 10 years of the lease term, and will be $825,000 per year, paid in equal monthly installments, for the remaining 5 years of the lease term. In addition, Hard Rock will pay percentage rent in an amount equal to 10% of Hard Rock's annual gross sales in excess of $10,000,000. Hard Rock has the right to terminate the Hard Rock Cafe Lease on the tenth anniversary thereof and also has the option to extend the term of the lease for an additional five-year period at an annual basic rent of $907,500 during such renewal term. The Hard Rock Cafe opened in November 1996.

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

         Stage Deli of Atlantic City, Inc. ("Stage Deli") has entered into a ten-year and five-month lease commencing July 7, 1997 (the "Stage Deli Lease") with Taj Associates for the lease of space at the Taj Mahal for a Stage Deli of New York restaurant. Stage Deli has an option to renew the Stage Deli Lease for an additional five-year term. Commencing September 1, 1998 the Stage Deli Lease was amended to eliminate the basic rent provisions and provide for monthly percentage rents of 8% or 10% of gross monthly sales based on actual average sales volumes as defined in the Stage Deli Lease.

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

         The Taj Mahal is currently in the process of expanding the retail shopping experience along the length of its parking garage promenade walkway which immediately adjoins the Taj Mahal's main retail shopping area. The first tenant, Starbucks, operated by Host International, Inc., opened in September 1996. Sbarro's, an Italian eatery, operated by Sbarro America Properties, Inc., opened in October 1998. Boardwalk Treats, Beka's Pastries and a Harley Davidson retail merchandise outlet are expected to open in the early spring of 1999. A Sunglass Hut, operated by Sunglass Hut International, opened in August 1998 in another location also adjoining the Taj Mahal's main retail shopping area.

TRUMP MARINA

         The Casino Parcel. Trump Marina is located in the Marina District on an approximately 14.7 acre triangular-shaped parcel of land, which is owned by Castle Associates in fee, located at the intersection of Huron Avenue and Brigantine Boulevard directly across from the marina, approximately two miles from The Boardwalk.

         Trump Marina has approximately 75,900 square-feet of gaming space which accommodates 92 table games, 2,167 slot machines and race simulcasting facilities. In addition to the casino, Trump Marina consists of a 27-story hotel with 728 guest rooms, including 153 suites, of which 97 are "Crystal Tower" luxury suites. Renovation of 210, 90 and 64 of the guest rooms was completed in 1996, 1997 and 1998, respectively. The facility also offers eight restaurants, a 540-seat cabaret theater, two cocktail lounges, 58,000 square-feet of convention, ballroom and meeting space, a swimming pool, tennis courts and a sports and health club facility. Trump Marina has been designed so that it can be enlarged in phases into a facility containing 2,000 rooms and a 1,600-seat cabaret theater. Trump Marina also has a nine-story garage providing on-site parking for approximately 3,000 vehicles and a helipad which is located atop the parking garage, making Trump Marina the only Atlantic City casino with access by land, sea and air.

         Between 1994 and 1998, management replaced substantially all of its slot machines with newer, more popular models and upgraded its computerized slot tracking and slot marketing system. During 1997, the property was rethemed with a nautical emphasis and renamed the Trump Marina Hotel Casino. In 1994, management completed a 3,000 square- foot expansion to its casino which enabled Trump Marina to accommodate the addition of simulcast race track wagering and expended in excess of $2 million on renovations to its hotel facility. The casino expansion also increased casino access and casino visibility for hotel patrons. In 1993, Trump Marina completed the construction of a Las Vegas-style marquee and reader board, the largest of its kind on the East Coast.

         The Marina. Pursuant to an agreement with the New Jersey Division of Parks and Forestry (the "Marina Agreement"), Castle Associates in 1987 began operating and renovating the marina at Trump Marina, including docks containing approximately 645 slips. An elevated pedestrian walkway connecting Trump Marina to a two-story building at the marina was completed in 1989. Castle Associates constructed the two- story building, which contains a 240-seat restaurant and offices as well as a snack bar and a large nautical theme retail store. Pursuant to the Marina Agreement and a certain lease between the State of New Jersey, as landlord, and Castle Associates, as tenant, dated as of September 1, 1990 (the "Marina Lease"), Castle Associates commenced leasing the marina and the improvements thereon for an initial term of twenty-five years. The lease is a net lease pursuant to which Castle Associates, in addition to the payment of annual rent equal to the greater of (i) a certain percentage of gross revenues of Castle Associates from operation of the marina during the lease year and (ii) minimum base rent of $300,000 annually (increasing every five years to $500,000 in 2011), is responsible for all costs and expenses related to the premises, including but not limited to, all maintenance and repair costs, insurance premiums, real estate taxes, assessments and utility charges. Any improvements made to the marina (which is owned by the State of New Jersey), excluding the elevated pedestrian walkway, automatically become the property of the State of New Jersey upon their completion.

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

         As part of its approval and on the basis of its powers of eminent domain, the CRDA, during 1994, initiated certain condemnation proceedings in the Superior Court of New Jersey, Atlantic County, to acquire five small parcels of land within the project site. Plaza Associates has since acquired two of the parcels and proceedings with respect to those parcels have been concluded. The court, in a July 20, 1998 opinion, directed entry of judgments dismissing the CRDA actions with respect to the remaining three parcels, which if acquired, would be included in the public park and parking area of the project, on the basis of its determination that the CRDA had failed to establish that a valid primarily public purpose justified acquisition of the parcels. Written orders of dismissal were entered by the court on July 28. The right of the CRDA to appeal these judgments expired on September 11, 1998. The judgments were not appealed.

         Additionally, with respect to the two parcels to be included in the public park portion of the project, the CRDA, by a separate motion, sought an order that Plaza Associates' application and credit agreement be deemed amended to terminate the CRDA's obligation to acquire the two parcels and to enable the CRDA to abandon the condemnation proceedings with respect to these two parcels. This motion was opposed by Plaza Associates. By order dated April 1, 1998, the Court denied the motion but granted the CRDA leave to amend its pleadings by a filing within 14 days from date thereof formally asserting a claim for specific performance of the alleged agreement. The CRDA did not file any such amended pleading within this permitted time period.

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

         Trump Indiana. Commencing in early 1994 Trump Indiana, through its Indiana legal counsel, had discussions with eight Indiana residents regarding
(1) the potential purchase by such residents of nonvoting stock of Trump Indiana, representing a total of 7.5% of the value of Trump Indiana, and (2) the creation and funding of a charitable foundation for the benefit of residents of the Gary, Indiana area. Subsequent to those discussions, it was determined to include Trump Indiana as a wholly owned subsidiary of THCR Holdings in connection with the June, 1995 offerings. The residents then asserted a right to purchase stock in Trump Indiana equal to 7.5% of the value of Trump Indiana, and also asserted that Trump Indiana was required to contribute an additional 7.5% of its value, represented by shares of its stock, into the charitable foundation. Trump Indiana and THCR did not agree with the residents' assertions and so advised them. Such residents then caused a complaint to be filed in the United States District Court, Southern District of Indiana, against Trump Indiana, THCR, THCR Holdings, and Donald J. Trump ("the litigation"). Later, The Trump Organization, Inc. was added as a defendant. The claims sought (1) compensatory damages to the eight plaintiffs equal to 7.5% of the value of Trump Indiana, (2) funding of the charitable foundation in an amount equal to an additional 7.5% of the value of Trump Indiana, (3) transfer of Trump Indiana stock to the plaintiffs and to the charitable foundation, and
(4) punitive damages in an unspecified amount. Monetary settlements later were reached between all defendants and six of the plaintiffs. Thereafter, the remaining two plaintiffs voluntarily dismissed their claims for the transfer of ownership of stock in Trump Indiana, and proceeded in the litigation only with their claims for consequential and punitive monetary damages against the defendants. In February, 1999, these two remaining plaintiffs voluntarily dismissed all claims against The Trump Organization, Inc., and the court entered summary judgment against the plaintiffs and in favor of THCR and THCR Holdings on all claims in the litigation. The case was then tried in United States District Court, Indianapolis. On March 3, 1999, the jury assessed consequential damages against Trump Indiana for breach of contract in the total amount of One Million Three Hundred Thirty-Four Thousand One Hundred Twenty-Four Dollars ($1,334,124.00) and further determined that Trump Indiana had breached a contract to create and fund a charitable foundation. The jury assessed no consequential damages against Donald J. Trump personally. Punitive damages were not awarded against either Trump Indiana or Donald J. Trump. The United States District Court, sitting in equity, will determine whether, and to what extent, Trump Indiana will be required to provide additional funding to the charitable foundation. The court is aware, from evidence presented during trial, that Trump Indiana has already established and funded, prior to trial, a charitable foundation for the benefit of residents of the Gary, Indiana, area in accord with Trump Indiana's commitments to the Indiana Gaming Commission and pursuant to the Development Agreement between Trump Indiana and the City of Gary, Indiana. The court is also aware, from evidence presented during trial, that the foundation has fulfilled, and continues to fulfill, its charitable purposes in Gary, Indiana. The court heard argument concerning this matter on March 23, 1999. Trump Indiana intends to vigorously contest the claim by the plaintiffs that additional funding of the charitable foundation is required. Management believes that further resolution of this issue will not have a material adverse affect on THCR.

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

         Other Litigation. On March 13, 1997, THCR filed a lawsuit in the United States District Court, District of New Jersey, against Mirage, the State of New Jersey ("State"), the New Jersey Department of Transportation ("NJDOT"), the South Jersey Transportation Authority ("SJTA"), the CRDA, the New Jersey Transportation Trust Fund Authority and others. THCR was seeking declaratory and injunctive relief to recognize and prevent violations by the defendants of the casino clause of the New Jersey State Constitution and various federal securities and environmental laws relating to proposed infrastructure improvements in the Atlantic City marina area. While this action was pending, defendants State and CRDA then filed an action in the New Jersey State Court seeking a declaratory judgment as to the claim relating to the casino clause of the New Jersey State Constitution. On May 1, 1997, the United States District Court dismissed the federal claims and ruled that the State constitutional claims should be pursued in State Court. On April 2, 1998, the United States Court of Appeals for the Third Circuit affirmed the dismissal and THCR's petition to the Third Circuit for a rehearing was denied. On May 14, 1997 the State Court granted judgment in favor of the State and CRDA. On March 20, 1998, the Appellate Division affirmed. THCR intends to seek review in the State Supreme Court, which heard argument on January 21, 1999.

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

         Among other things, Mirage contends that the defendants filed several frivolous lawsuits and funded others that challenge the proposed state funding mechanisms for the construction of a proposed roadway and tunnel that would be paid for chiefly through government funds and which would link the Atlantic City Expressway with the site of Mirage's proposed new casino resort. On November 10, 1997, THCR and Trump moved to dismiss the complaint. On December 18, 1998 the Court denied the motion to dismiss brought by Trump and THCR.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted by THCR to its security holders for a vote during the fourth quarter of 1998.

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

                                                 HIGH             LOW
                                                 ----             ---
  1996
  ----
  First quarter...........................     $29 1/4          $18 7/8
  Second quarter..........................     $35 1/2          $25 1/2
  Third quarter...........................     $28 3/4          $21 7/8
  Fourth quarter..........................     $24 7/8          $11 3/8

  1997
  ----
  First quarter...........................     $13 1/8          $ 8 3/4
  Second quarter..........................     $12 1/4          $ 8 1/4
  Third quarter...........................     $12 15/16        $ 9 7/16
  Fourth quarter..........................     $10 11/16        $ 6 1/4

  1998
  ----
  First quarter...........................     $12              $ 6 3/4
  Second quarter..........................     $ 9 7/16         $ 7 1/16
  Third quarter...........................     $ 8 7/16         $ 2 3/4
  Fourth quarter..........................     $ 6 1/8          $ 2 3/4

  1999                                           HIGH             LOW
  ----                                           ----             ---
  First Quarter (through March 24, 1999)..     $ 6              $ 3 7/8

         As of March 24, 1999 there were approximately 801 holders of record of THCR Common Stock.

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

         THCR has never paid a dividend on the THCR Common Stock and does not anticipate paying one in the foreseeable future. The payment of any future dividends will be at the discretion of the THCR Board of Directors and will depend upon, among other things, THCR's financial condition and capital needs, legal restrictions on the payment of dividends, contractual restrictions in financing agreements and on other factors deemed pertinent by the THCR Board of Directors. It is the current policy of the THCR Board of Directors to retain earnings, if any, for use in THCR's subsidiaries' operations (except as set forth in the partnership agreement governing THCR Holdings) and THCR otherwise has no current intention of paying dividends to the holders of THCR Common Stock. In addition, the TAC I Note Indenture, the TAC II Note Indenture, the TAC III Note Indenture, the Senior Note Indenture, the indenture governing the Castle PIK Notes, the indenture governing the Castle Mortgage Notes and the indenture governing the Working Capital Loan contain certain covenants, including, without limitation, covenants with respect to limitations on the payment of dividends, which limitations would limit THCR's ability to obtain funds from THCR Holdings with which to pay dividends. Pursuant to these indentures, there are restrictions on the payment of dividends unless, among other things, (i) no default or event of default has occurred and is continuing under the indenture, (ii) certain entities meet certain consolidated financial ratios and (iii) the total amount of the dividends does not exceed certain amounts specified in the indentures.

         The THCR Board of Directors has authorized the repurchase by THCR Holdings of up to 2,500,000 shares of THCR's Common Stock, from time to time in the open market or privately negotiated transactions. The repurchase program was effective until the end of 1998. As of December 31, 1998, THCR Holdings has repurchased 2,011,500 shares of THCR Common Stock. THCR Holdings may reinstitute a buyback program for 1999.

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

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth certain historical consolidated financial information of Trump AC and Plaza Associates (predecessors of THCR) for the year ended December 31, 1994 and for the period January 1, 1995 through June 12, 1995 and certain historical consolidated financial information of THCR for the period from inception (June 12, 1995) through December 31, 1995 (see
Note 1 below) and for the years ended December 31, 1996, 1997 and 1998 (see Note 2 below). All financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations of THCR," and the consolidated and condensed financial statements and the related notes thereto included elsewhere in this Form 10-K.

         All financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated and condensed financial statements and the related notes thereto included elsewhere in this Form 10-K.

                                              TRUMP AC AND PLAZA
                                                  ASSOCIATES                                     THCR
                                          ---------------------------- ---------------------------------------------------------
                                                                      | FROM INCEPTION
                                                                      |  JUNE 12, 1995
                                              YEAR          FROM      |    THROUGH         YEAR           YEAR           YEAR
                                             ENDED     JANUARY 1, 1995|   DECEMBER 31,     ENDED          ENDED          ENDED
                                           DECEMBER 31,    THROUGH    |      1995        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                              1994      JUNE 12, 1995 |     (NOTE 1)        1996           1997           1998
                                          ------------ --------------- ---------------  ------------   ------------   -----------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:                                         |
Revenues:                                                             |
  Gaming ..............................     $261,451      $122,865    |   $   175,208     $   883,441    $ 1,280,245    $ 1,287,925
  Other ...............................       66,869        29,523    |        44,659         205,829        298,950        285,277
                                            --------      --------    |   -----------     -----------    -----------    -----------
    Gross revenues ....................      328,320       152,388    |       219,867       1,089,270      1,579,195      1,573,202
  Promotional allowances ..............       33,257        14,540    |        24,394         122,326        179,822        169,581
                                            --------      --------    |   -----------     -----------    -----------    -----------
    Net revenues ......................      295,063       137,848    |       195,473         966,944      1,399,373      1,403,621
                                            --------      --------    |   -----------     -----------    -----------    -----------
Costs and expenses:                                                   |
  Gaming ..............................      139,540        69,467    |        95,533         538,398        810,329        806,438
  Other ...............................       23,380         9,483    |        12,483          58,971         81,033         82,971
  General and administrative ..........       73,075        30,081    |        44,792         192,082        271,110        274,369
  Depreciation and amortization .......       15,653         6,999    |         9,219          69,035         89,094         84,123
  Pre-opening .........................         --            --      |          --            13,839           --              747
  Development Costs ...................         --            --      |          --              --            4,607           --
                                            --------      --------    |   -----------     -----------    -----------    -----------
    Total costs and expenses ..........      251,648       116,030    |       162,027         872,325      1,256,173      1,248,648
                                            --------      --------    |   -----------     -----------    -----------    -----------
Income from operations ................       43,415        21,818    |        33,446          94,619        143,200        154,973
                                                                      |
Interest expense, net .................      (48,219)      (22,113)   |       (31,273)       (139,530)      (205,008)      (213,507)
Other non-operating (expense) income(a)       (4,931)       (1,649)   |        (4,094)         14,869         (1,028)        (1,093)
Loss in joint venture .................         --            --      |          --              (925)        (3,478)        (2,969)
Extraordinary (loss) gain(b) ..........         --          (9,250)   |          --           (60,732)          --             --
Minority interest .....................         --            --      |          --            26,022         24,186         22,878
(Provision) benefit for income taxes ..          865           161    |          --              --             --             --
                                            --------      --------    |   -----------     -----------    -----------    -----------
Net income (loss) .....................     $ (8,870)     $(11,033)   |   $    (1,921)    $   (65,677)   $   (42,128)   $   (39,718)
                                            ========      ========    |   ===========     ===========    ===========    -----------
Net loss per common share(c) ..........                               |   $      (.19)    $     (3.27)   $     (1.85)   $     (1.79)
                                                                      |   ===========     ===========    ===========    -----------
Average Shares Outstanding ............                               |    10,133,333      20,081,122     22,794,921     22,203,612
                                                                      |   ===========     ===========    ===========    ===========
                                                                      |
BALANCE SHEET DATA (AT END OF PERIOD):                                |
Cash and cash equivalents .............     $ 11,144      $ 28,125    |   $    19,208     $   175,749    $   140,328    $   114,757
Property and equipment, net ...........      298,354       301,316    |       408,231       2,009,261      2,004,751      1,977,609
Total assets ..........................      375,643       394,085    |       584,545       2,455,643      2,473,309      2,429,578
Total long-term debt, net of current ..      403,214       331,142    |       494,471       1,713,425      1,817,569      1,838,492
maturities                                                            |
Minority interest .....................         --            --      |          --           172,604        148,418        125,540
Total capital (deficit) ...............      (63,580)      (74,613)   |        50,591         388,095        328,885        286,908

-----------

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

Note 2: On April 17, 1996, a subsidiary of THCR was merged with and into THCR Holding Corp. which represented 50% of the economic interest in Taj Associates. Trump held the remaining 50% interest in Taj Associates and contributed such interest in Taj Associates to Trump AC in exchange for limited partnership interests in THCR Holdings. All of the outstanding shares of THCR Holding Corp. Class C Common Stock held by Trump were canceled and all of the outstanding shares of THCR Holding Corp. Class B Common Stock were redeemed in connection with the Taj Acquisition. In connection with the Taj Acquisition, Taj Associates became a wholly-owned subsidiary of Trump AC. On October 7, 1996, THCR Holdings acquired from Trump all of the outstanding equity of Castle Associates. Therefore, the financial data as of December 31, 1996 and for the year ended December 31, 1996 reflect the operations of THCR and Plaza Associates for the full year, Taj Associates for the period from April 17, 1996 to December 31, 1996, Castle Associates from October 7, 1996 to December 31, 1996, and Trump Indiana for the period June 8, 1996 (the opening date of the Indiana Riverboat) to December 31, 1996.

         (a) Other non-operating expense for the year ended December 31, 1994, for the period January 1, 1995 through June 12, 1995 and for the period June 12, 1995 through December 31, 1995 includes $4.9 million and $2.1 million, respectively, of real estate taxes and leasing costs associated with Trump Plaza East. Other non-operating (income) expense for the year ended December 31, 1995 also includes $2.0 million in costs associated with Trump World's Fair. Other non-operating income for the year ended December 31, 1996 includes $1.0 million of costs associated with certain litigation.

         (b)      The  extraordinary  loss of  $9,250,000  for the  period  from
                  January 1, 1995 through June 12, 1995 relates to the redemption of the Plaza PIK Notes and Plaza PIK Note Warrants and the write off of related unamortized deferred financing costs. The extraordinary loss for the year ended December 31, 1996 of $59.1 million relates to the redemption of the Plaza Notes and the Plaza PIK Note Warrants and the write-off of unamortized deferred financing costs of $1.6 million for redemption of $10.0 million of Senior Notes.

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities are THCR's principal source of liquidity and increased from $1.1 million in 1997 to $28.5 million in 1998. THCR expects to have sufficient liquidity to meet its obligations over the next operating period. Any excess cash flow achieved from operations during peak periods is utilized to subsidize non-peak periods where necessary.

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

         Capital expenditures for Trump AC were $54.8 million and $20.9 million for the years ended December 31, 1997 and 1998, respectively. Capital expenditures for improvements to Trump Plaza's existing facilities were $13.3 million and $12.0 million for the years ended December 31, 1997 and 1998, respectively. In addition, in 1997, Plaza Associates exercised its option to purchase from Seashore Four Associates, an entity beneficially owned by Donald
J. Trump, one of the parcels of land underlying Trump Plaza's main tower, pursuant to the terms of a lease, the payments under which were terminated upon the exercise of such option. The purchase price and associated closing costs were $10.1 million.

         Capital expenditures attributable to the Taj Mahal were $40.8 million and $8.5 million for the years ended December 31, 1997 and 1998, respectively. Capital expenditures for improvements to existing facilities were approximately $7.6 million and $8.5 million for the years ended December 31, 1997 and 1998, respectively. Capital expenditures attributable to the expansion of the facility were approximately $33.2 million for the year ended December 31, 1997.

         The Taj Mahal Expansion consisted of the construction of a new 14-bay bus terminal which was completed in December 1996, a 2,400 space expansion of the existing self parking facilities, which was completed in May 1997, and an approximate 7,000 square food casino expansion with 260 slot machines which was completed in July 1997. The total costs of the Taj Mahal Expansion including amounts expended in 1996 and 1997 were approximately $43.5 million and have been funded principally out of cash from operations.

         Castle Associates' capital expenditures for 1997 and 1998 were $1.8 million and $2.8 million, respectively and principally consisted of hotel room renovations, as well as ongoing casino floor improvements, parking garage upgrades and Trump Marina leasehold improvements. In addition, during 1997, Castle Associates completed a $4.2 million project to retheme the property with a nautical emphasis and rename it Trump Marina.

         Capital expenditures attributable to Trump Indiana were $5.9 million and $14.5 million for the years ending December 31, 1997 and 1998, respectively. Approximately $15.0 million costs of hotel construction and other infrastructure improvements will be applied towards satisfying the economic development commitment required in connection with the Indiana licensing process. THCR is currently negotiating with Majestic Star Casino, L.L.C. ("Barden"), the other riverboat licensee and joint owner with Trump Indiana of Buffington Harbor Riverboats, L.L.C. ("BHR") for the development of a 1,500 space parking garage by BHR which would cost approximately $15 million.

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

         The New Castle Senior Notes have an outstanding principal amount of $62,000,000 and bear interest at the rate of 10 1/4% per annum, payable semi-annually each April and October. The New Castle Senior Notes mature on April 30, 2003.

         The Working Capital Loan has an outstanding principal amount of $5,000,000 and bears interest at the rate of 10 1/4% per annum, payable semi-annually each April and October. The entire principal balance of the Working Capital Loan matures on April 30, 2003.

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

         During the quarter ended September 30, 1998, THCR Holdings advanced a loan to Trump in the amount of $11,000,000 and prepaid 1999 fees and expenses in the amount of $1,500,000 to Trump in accordance with the Executive Agreement. Such loan is secured by a pledge of certain receivables due to Trump. On October 19, 1998, THCR Holdings loaned Trump $13,500,000. Such loan was offset in its entirety when Trump advanced $13,500,000 to THCR Enterprises, L.L.C. ("THCR Enterprises"), which then purchased Trump's indebtedness to Donaldson Lufkin & Jenrette Securities Corporation. In connection with such purchase, THCR Enterprises was assigned a pledge of Trump's and TCI's equity interests in THCR and THCR Holdings.

YEAR 2000

         THCR has assessed the Year 2000 issue and has begun implementing a plan to insure its systems are year 2000 compliant. Analysis has been made of THCR's various customer support and internal administration system with appropriate modifications having been made or underway. Testing the modifications is expected to be completed during 1999. THCR is approximately 80% complete in its modifications.

         THCR believes that the issues for concern are predominantly software related versus hardware related. Further, THCR relies upon third party suppliers for support of property, plant and equipment, such as communications equipment, elevators and fire safety systems. Contact has been made with all significant system suppliers and THCR is at various stages of assessment, negotiation and implementation. When necessary, contracts have been issued to update these systems so as to insure year 2000 compliance. The cost of addressing the year 2000 issue is not expected to be material as modifications are being made with existing systems personnel and no significant expectations for new hardware or software are expected. Any additional costs will be funded out of operations.

         If THCR did not assess the year 2000 issue and provide for its compliance, it would be forced to convert to manual systems to carry on its business. Since THCR expects to be fully year 2000 compliant, it does not feel that a contingency plan is necessary at this time. However, THCR will continually be assessing the situation and considering whether a contingency plan is necessary as the millennium approaches.

         This Year 2000 disclosure constitutes Year 2000 readiness disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act.

IMPACT OF NEW ACCOUNTING STANDARDS

         THCR has assessed the impact of newly issued accounting standards expected to go into effect during

1999 in accordance with Staff Accounting Bulletin No. 74 and, where applicable, disclosures have been provided in the financial statements. Additionally, THCR has also reviewed the impact of accounting standards which went into effect during 1998 and, where applicable, THCR has provided the required disclosures.

SEASONALITY

         The gaming industry in Atlantic City and Indiana is seasonal, with the heaviest activity occurring during the period from May through September. Consequently, THCR's operating results during the two quarters ending in March and December would not likely be as profitable as the two quarters ending in June and September.

INFLATION

         There was no significant impact on operations as a result of inflation during 1996, 1997 or 1998.

         The following tables include selected data of Plaza Associates, Taj Associates (since date of acquisition), Trump Indiana (since the opening of the Indiana Riverboat) and Castle Associates (since its date of acquisition), for the years ended December 31, 1996, 1997 and 1998, respectively.


                                                                    YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------------------------------
                                                    1996          1996           1996         1996         1996          1996
                                                    PLAZA          TAJ         TRUMP AC       TRUMP        TRUMP       THCR INC.
                                                  ASSOCIATES    ASSOCIATES   CONSOLIDATED    INDIANA       MARINA    CONSOLIDATED*
                                                                   (a)                         (b)          (c)
                                                  ----------    ----------   -------------   -------      -------    ------------
                                                                                 (IN MILLIONS)

Revenues:
     Gaming ..................................     $  368.9      $  383.3      $  752.2      $  80.7      $  50.5      $  883.4
     Other ...................................        105.7          85.3         191.0          2.3         12.5         205.9
                                                   --------      --------      --------      -------      -------      --------
       Gross Revenue .........................        474.6         468.6         943.2         83.0         63.0       1,089.3
Less: Promotional Allowance ..................         65.6          48.1         113.7          0.3          8.2         122.3
                                                   --------        ------      --------      -------      -------      --------
       Net Revenue ...........................        409.0         420.5         829.5         82.7         54.8         967.0
                                                   --------        ------      --------       -------     -------      --------

Costs and Expenses:
     Gaming ..................................        223.9         230.0         453.9         50.8         33.7         538.4
     Pre Opening .............................          4.1        --               4.1          9.7          --           13.8
     General & Administrative ................         83.3          64.2         147.5         15.7         15.6         192.1
     Depreciation & Amortization .............         23.0          37.8          60.9          2.8          4.8          69.0
     Other ...................................         28.4          26.2          54.6          1.4          3.1          59.1
                                                   --------        ------      --------      -------      -------      --------
       Total Costs and Expenses ..............        362.7         358.2         721.0         80.4         57.2         872.4
                                                   --------        ------      --------      -------      -------      --------
Income from Operations .......................         46.3          62.3         108.5          2.3         (2.4)         94.6
                                                   --------        ------      --------      -------      -------      --------
Non-Operating Income (Expense) ...............          4.9          10.7          16.6          0.8          0.2          26.0
Interest Expense .............................        (47.1)        (67.4)       (114.5)        (8.9)       (11.6)       (150.7)
                                                   --------        ------      --------      -------      -------      --------
       Total Non-Operating Expense ...........        (42.2)        (56.7)        (97.9)        (8.1)       (11.4)       (124.7)
                                                   --------        ------      --------      -------      -------      --------
Loss in Joint Venture ........................         --            --            --           (0.9)         --           (0.9)
Extraordinary Loss ...........................        (59.1)         --           (59.1)         --           --          (60.7)
                                                   --------        ------      --------      -------      -------      --------
Net Income (Loss) Before Minority
     Interest ................................     $  (55.0)     $    5.6      $  (48.5)     $  (6.7)     $ (13.8)     $  (91.7)
                                                   ========        ======      ========      =======      =======
Minority Interest.............................                                                                             26.0
                                                                                                                       --------
Net Loss......................................                                                                         $  (65.7)
                                                                                                                       ========

----------------

*    Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.

(a)  Results from date of acquisition, April 17, 1996

(b)  Results from date of commencement of operations, June 8, 1996

(c)  Results from date of acquisition, October 7, 1996.



                                                                    YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------------------------------
                                                    1997          1997           1997         1997         1997          1997
                                                    PLAZA          TAJ         TRUMP AC       TRUMP        TRUMP         THCR
                                                  ASSOCIATES    ASSOCIATES   CONSOLIDATED    INDIANA       MARINA    CONSOLIDATED*
                                                  ----------    ----------   -------------   -------      -------    ------------
                                                                                 (IN MILLIONS)

Revenues:
Gaming.........................................    $370.7        $518.4        $ 889.1       $129.7        $261.4        $1,280.2
      Other....................................     108.0         123.2          231.2          3.4          64.4           299.0
                                                   ------        ------        -------       ------        ------        --------
    Gross Revenue..............................     478.7         641.6        1,120.3        133.1         325.8         1,579.2
Less: Promotional Allowance....................      64.4          73.7          138.1          0.7          41.1           179.8
                                                   ------        ------        -------       ------        ------        --------
    Net Revenue................................     414.3         567.9          982.2        132.4         284.7         1,399.4
                                                   ------        ------        -------       ------        ------        --------
Costs and Expenses:
  Gaming.......................................     233.8         321.6          555.5         84.2         170.6           810.3
  General & Administrative.....................      80.2          88.0          168.1         31.5          62.7           271.1
  Depreciation & Amortization..................      24.4          41.4           66.0          5.9          17.1            89.1
  Other........................................      32.0          33.5           65.5          2.9          12.8            81.1
Development Costs..............................        -             -              -            -              -             4.6
                                                   ------        ------        -------       ------        ------        --------
    Total Costs and Expenses...................     370.4         484.5          855.1        124.5         263.2         1,256.2
                                                   ------        ------        -------       ------        ------        --------
Income from Operations.........................      43.9          83.4          127.1          7.9          21.5           143.2
                                                   ------        ------        -------       ------        ------        --------
Non-Operating Income...........................       0.6           1.1            2.9           -            0.5             5.5
Interest Expense...............................     (48.6)        (94.7)        (144.1)       (10.5)        (49.9)         (211.5)
                                                   ------        ------        -------       ------        ------        --------
    Total Non-Operating Expense................     (48.0)        (93.6)        (141.2)       (10.5)        (49.4)         (206.0)
                                                   ------        ------        -------       ------        ------        --------
Loss in Joint Venture..........................        -             -              -          (3.5)            -            (3.5)
                                                   ------        ------        -------       ------        ------        --------
Net Loss Before Minority Interest..............    $ (4.1)       $(10.2)       $ (14.1)      $ (6.1)       $(27.9)       $  (66.3)
                                                   ======        ======        =======       ======        ======
Minority Interest..............................                                                                              24.2
                                                                                                                         --------
Net Loss.......................................                                                                          $  (42.1)
                                                                                                                         ========

* Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.



                                                                    YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------------------------------
                                                    1998          1998           1998         1998         1998          1998
                                                    PLAZA       TRUMP TAJ      TRUMP AC       TRUMP        TRUMP         THCR
                                                  ASSOCIATES    ASSOCIATES   CONSOLIDATED    INDIANA       MARINA    CONSOLIDATED*
                                                  ----------    ----------   -------------   -------      -------    ------------
                                                                                 (IN MILLIONS)

Revenues:
     Gaming ................................       $374.5        $514.0        $  888.5       $137.8       $261.6        $1,287.9
     Other .................................        101.6         119.1           220.7          3.6         61.0           285.3
                                                   ------        ------        --------       ------       ------        --------
    Gross Revenue ..........................        476.1         633.1         1,109.2        141.4        322.6         1,573.2
Less: Promotional Allowance ................         63.4          66.7           130.1          0.8         38.7           169.6
                                                   ------        ------        --------       ------       ------        --------
    Net Revenue ............................        412.7         566.4           979.1        140.6        283.9         1,403.6
                                                   ------        ------        --------       ------       ------        --------
Costs and Expenses:
  Gaming ...................................        228.8         316.4           545.2         94.7        166.5           806.4
  Pre Opening ..............................           -             -                -          0.8           -              0.8
  General & Administrative .................         79.1          89.2           168.2         33.8         60.1           274.4
  Depreciation & Amortization ..............         24.7          36.4            61.5          5.7         16.6            84.1
  Other ....................................         32.4          33.8            66.2          3.9         12.9            82.9
                                                   ------        ------        --------       ------       ------        --------
    Total Costs and Expenses ...............        365.0         475.8           841.1        138.9        256.1         1,248.6
                                                   ------        ------        --------       ------       ------        --------
Income from Operations .....................         47.7          90.6           138.0          1.7         27.8           155.0
                                                   ------        ------        --------       ------       ------        --------
Non-Operating Income .......................          1.4           2.4             5.5          0.1          0.9             8.5
Interest Expense ...........................        (47.7)        (94.1)         (154.6)        (9.0)       (52.3)         (223.1)
                                                   ------        ------        --------       ------       ------        --------
    Total Non-Operating Expense ............        (46.3)        (91.7)         (149.1)        (8.9)       (51.4)         (214.6)
                                                   ------        ------        --------       ------       ------        --------
Loss in Joint Venture ......................           -             -                -         (3.0)          -             (3.0)
                                                   ------        ------        --------       ------       ------        --------
Net Loss Before Minority Interest ..........       $  1.4        $(1.1)        $ (11.1)      $(10.2)      $(23.6)        $ (62.6)
                                                   ======        ======        ========       ======       ======
Minority Interest ..........................                                                                                 22.9
                                                                                                                         --------
Net Loss ...................................                                                                             $  (39.7)
                                                                                                                         ========
----------------

* Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.



                                              TRUMP HOTELS & CASINO RESORTS, INC.
                                                     RESULTS OF OPERATIONS
                                   COMPARISON OF YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                            (in millions, except statistical data)

                                                             (a)                         (b)         (c)
                                             1996           1996           1996          1996        1996          1996
                                             PLAZA          TAJ          TRUMP AC       TRUMP        TRUMP         THCR
                                          ASSOCIATES     ASSOCIATES    CONSOLIDATED    INDIANA      MARINA     CONSOLIDATED
                                          ----------     ----------    ------------    -------      ------     ------------

Table Game Revenues................        $   104.1      $  161.9      $    266.0      $  22.3     $  14.9      $    303.2
Table Game Drop....................        $   686.9      $  942.5      $  1,629.4      $ 128.0     $ 103.2      $  1,860.6
Table Win Percentage...............             15.2%         17.2%           16.3%        17.5%       14.4%           16.3%
Number of Table Games..............             127            167             294           71          87             452

Slot Revenues......................        $   264.8      $  206.2      $    471.0      $  58.4     $  35.6      $    565.0
Slot Handle........................        $ 3,179.8      $2,510.3      $  5,690.1      $ 925.6     $ 482.0      $  7,097.7
Slot Win Percentage................              8.3%          8.2%            8.3%         6.3%        7.4%            8.0%
Number of Slot Machines............            3,629         3,799           7,428        1,492       2,339          11,259
Other Gaming Revenues..............             N/A       $   15.2      $     15.2          N/A         N/A      $     15.2
Total Gaming Revenues..............        $   368.9      $  383.3      $    752.2      $  80.7     $  50.5      $    883.4

---------------

(a)  Results from date of acquisition, April 17, 1996.

(b)  Results from date of commencement of operations, June 8, 1996.

(c)  Results from date of acquisition, October 7, 1996.


                                               1997           1997           1997          1997         1997          1997
                                               PLAZA          TAJ          TRUMP AC        TRUMP        TRUMP         THCR
                                            ASSOCIATES     ASSOCIATES    CONSOLIDATED     INDIANA      MARINA     CONSOLIDATED
                                            ----------     ----------    ------------     -------      ------     ------------

Table Game Revenues.................           $ 96.4       $  202.7      $   299.1       $   38.6     $   76.1      $ 413.8
   Incr (Decr) over prior period....           $ (7.7)      $   40.8          $33.1       $   16.3     $   61.2      $ 110.6
Table Game Drop.....................           $654.4       $1,279.1      $ 1,933.5       $  213.2     $  498.5    $ 2,645.2
   Incr (Decr) over prior period....           $(32.5)        $336.6         $304.1       $   85.2     $  395.3      $ 784.6
Table Win Percentage................            14.7%          15.9%          15.5%          18.1%        15.3%        15.6%
   Incr (Decr) over prior period....           (0.5)pts.    (1.3)pts.     (0.8)pts.        0.6pts.      0.9pts.      (0.7)pts.
Number of Table Games...............              117            155            272             67           91          430
   Incr (Decr) over prior period....              (10)           (12)          (22)            (4)            4          (22)

Slot Revenues.......................           $274.3       $  297.4      $   571.7       $   91.1     $  183.2      $ 846.0
   Incr (Decr) over prior period....           $  9.5       $   91.2      $   100.7       $   32.7     $  147.6      $ 281.0
Slot Handle.........................           $3,381.1     $3,583.7      $ 6,964.8       $1,361.1     $2,267.0    $10,592.9
   Incr (Decr) over prior period....           $  201.3     $1,073.4      $ 1,274.7       $  435.5     $1,785.0    $ 3,495.2
Slot Win Percentage.................             8.1%           8.3%           8.2%           6.7%         8.1%         8.0%
   Incr (Decr) over prior period....           (0.2)pts.     0.1pts.      (0.1)pts.        0.4pts.      0.7pts.      0.0pts.
Number of Slot Machines.............            4,083          4,136          8,219          1,430        2,198       11,847
   Incr (Decr) over prior period....              454            337            791           (62)         (141)         588

Other Gaming Revenues...............              N/A       $   18.3      $    18.3            N/A     $    2.1    $    20.4
   Incr (Decr) over prior period....              N/A       $    3.1           $3.1            N/A     $    2.1    $     5.2

Total Gaming Revenues...............           $370.7       $  518.4      $   889.1       $  129.7     $  261.4    $ 1,280.2
   Incr (Decr) over prior period....           $  1.8       $  135.1      $   136.9       $   49.0     $  210.9    $   396.8



                                               1998           1998           1998          1998         1998          1998
                                               PLAZA          TAJ          TRUMP AC        TRUMP        TRUMP         THCR
                                            ASSOCIATES     ASSOCIATES    CONSOLIDATED     INDIANA       MARINA     CONSOLIDATED
                                            ----------     ----------    ------------     -------       ------     ------------

Table Game Revenues.................         $  102.4         $198.6      $  301.0       $   34.3      $   72.9     $   408.2
   Incr (Decr) over prior period....         $    6.0         $ (4.1)     $    1.9       $   (4.3)     $   (3.2)    $   (5.6)
Table Game Drop.....................         $  643.0         $1,204.8    $1,847.8       $  217.5      $  452.6     $ 2,517.9
   Incr (Decr) over prior period....         $ (11.4)         $(74.3)     $  (85.7)      $    4.3      $  (45.9)    $ (127.3)
Table Win Percentage................            15.9%          16.5%         16.3%          15.8%         16.1%         16.2%
   Incr (Decr) over prior period....          1.2pts.         0.6pts.      0.8pts.       (2.3)pts.      0.8pts.       0.6pts.
Number of Table Games...............              110            154           264             58            92           414
   Incr (Decr) over prior period....              (7)             (1)           (8)            (9)            1          (16)

Slot Revenues.......................         $  272.1         $295.0      $  567.1       $  103.5      $  186.7     $   857.3
   Incr (Decr) over prior period....           ($2.2)         $ (2.4)     $   (4.6)      $   12.4      $    3.5     $    11.3
Slot Handle.........................         $3,366.8         $3,623.7    $6,990.5       $1,630.8      $2,321.9     $10,943.2
   Incr (Decr) over prior period....         $ (14.3)         $ 40.0      $   25.7       $  269.7      $   54.9     $   350.3
Slot Win Percentage.................             8.1%           8.1%          8.1%           6.3%          8.0%          7.8%
   Incr (Decr) over prior period....         (0.0)pts.        (0.2)pts.   (0.1)pts.      (0.4)pts.     (0.1)pts.    (0.2)pts.
Number of Slot Machines.............            4,144          4,131         8,275          1,352         2,167        11,794
   Incr (Decr) over prior period....               61             (5)           56            (78)          (31)         (53)

Other Gaming Revenues...............              N/A         $ 20.4      $   20.4            N/A      $    2.0     $    22.4
   Incr (Decr) over prior period....              N/A         $  2.1      $    2.1            N/A      $   (0.1)    $     2.0

Total Gaming Revenues...............         $  374.5         $514.0      $  888.5       $  137.8      $  261.6     $ 1,287.9
   Incr (Decr) over prior period....         $    3.8         $ (4.4)     $   (0.6)      $    8.1      $    0.2     $     7.7



RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

         In general, virtually all categories of revenue and expense are higher in 1997 compared to 1996 as a result of having a full year of operating activity as opposed to a partial year for the entities in 1996.

         Gaming revenues are the primary source of THCR's revenues. The increase in gaming revenues is primarily attributable to the acquisitions of Taj Associates on April 17, 1996, Trump Marina on October 7, 1996 , and the opening of the Indiana Riverboat on June 8, 1996.

         Gaming costs and expenses were $810.3 million for the year ended December 31, 1997, an increase of $271.9 million or 50.5% from $538.4 million for the comparable period in 1996. This increase is proportionate to the increase in gaming revenues from the comparable period in 1996.

         General and administrative expenses were $271.l million for the year ended December 31, 1997, an increase of $79.0 million or 41.1% from general and administrative expenses of $192.1 million. The acquisition of Trump Marina on October 7, 1996 accounted for $47.l million of the increase and Trump Indiana, which commenced operations on June 8, 1996, accounted for $15.8 million of the increase.

         During the second quarter of 1997, THCR revised its estimates of the useful lives of buildings, building improvements, furniture and fixtures which were acquired in 1996. Building and building improvements were reevaluated to have a forty year life and furniture and fixtures were determined to have a seven year life. During the third quarter of 1997, Trump Indiana revised its estimates of the useful life of the riverboat and its improvements from fifteen to thirty years. THCR believes these changes more appropriately reflect the timing of the economic benefits to be received from these assets during their estimated useful lives. For the years ended December 31, 1997, the net effect of applying these new lives was to decrease THCR Holdings' and THCR's net loss by $10.5 million and $6.6 million, respectively, and decrease basic and diluted loss per share by $.29.

         Developments costs of $4.6 million, relating to Detroit, Niagara Falls and other jurisdictions, were expensed in 1997.

         Non-operating income decreased in 1997 primarily due to non-recurring income in 1996. Non-operating income in 1996 included Taj Associates' one-time $10 million and Plaza Associates' onetime $5 million non-refundable licensing fees resulting from agreements with Atlantic Jersey Thermal Systems, Inc. to operate their heating and cooling facilities for a period of 20 years.

         The extraordinary loss of $60.7 million for the year ended December 31, 1996 includes $59.1 million for the redemption of the Plaza Notes and the write-off of unamortized deferred financing costs on April 17, 1996, and $1.6 million relating to the loss on retirement of $10 million of Senior Notes on November 7, 1996 by THCR Funding and THCR Holdings.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998

         Gaming revenues are the primary source of THCR's revenues. Table game revenues represent the amount retained by THCR from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers."

         Gaming costs and expenses were $806.4 million for the year ended December 31, 1998, a decrease of $3.9 million or .5 % from $810.3 million for the comparable period in 1997. Decreases in marketing and promotional costs at the Atlantic City casinos were partially offset by increases at Trump Indiana.

         General and administrative expenses were $274.4 million for the year ended December 31, 1998, an increase of $3.3 million or 1.2% from general and administrative expenses of $271.1 million in 1997.

         During the second quarter of 1997, Taj Associates, Plaza Associates and Castle Associates revised their estimates for the useful lives of buildings, building improvements, furniture and fixtures which were acquired in 1996. Building and building improvements were re-evaluated to have a forty year life and furniture and fixtures were determined to have a seven year life. During the third quarter 1997, Trump Indiana revised its estimates of the useful life of the riverboat and its improvements from fifteen to thirty years. THCR believes these changes more appropriately reflect the timing of the economic benefits to be received from these assets during their estimated useful lives. For the year ended December 31, 1997, the net effect of applying these new lives was to decrease THCR Holdings' and THCR's net loss by $10.5 million and $6.6 million, respectively, and decrease basic and diluted loss per share by $.29. For the year ended December 31, 1998, the net effect of applying these new lives was to decrease THCR Holdings' and THCR's net loss by $13.4 million and $8.5 million, respectively, and decrease basic and diluted loss per share by $.38.

         Insurance reserves were reduced by $2.8 million as the result of an internal risk management review at Plaza Associates, Taj Associates and Castle Associates. During 1998, self insurance reserves decreased due to an internally focused aggressive policy where potential lawsuits are challenged immediately. Additionally, a more aggressive litigation policy was pursued to deter present and future frivolous lawsuits. THCR also retained an outside consultant to comprehensively review certain claims and to assist THCR in establishing the estimated revenues at December 31, 1998.

         Development costs of $4.6 million, relating to Detroit, Niagara Falls and other jurisdictions, were expensed in 1997; there was no comparable expense in 1998.

         Interest expense increased due to the additional $100,000,000 of TAC II Notes and TAC III Notes issued on December 10, 1997 of which $75,000,000 are TAC II Notes issued by Trump AC together with Funding II and of which $25,000,000 are TAC III Notes issued by Trump AC together with Funding III.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Management has reviewed the disclosure requirements for Item 7A and, based upon THCR, THCR Holdings and THCR Funding's current capital structure, scope of operations and financial statement structure, management believes that such disclosure is not warranted at this time. Since conditions may change, THCR,

THCR Holdings and THCR Funding will periodically review its compliance with this disclosure requirement to the extent applicable.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

MANAGEMENT OF THCR

         The following table sets forth certain information concerning each of THCR's directors and executive officers:


NAME                                                           POSITION
----                                                           --------

Donald J. Trump............................................... Chairman of the Board of Directors
Nicholas L. Ribis............................................. President, Chief Executive Officer and Director
Robert M. Pickus.............................................. Executive Vice President, General Counsel and
                                                               Secretary

John P. Burke................................................. Executive Vice President and Corporate Treasurer
Francis X. McCarthy, Jr....................................... Executive Vice President of Corporate Finance and
                                                               Chief Financial Officer

Joseph A. Fusco............................................... Executive Vice President of Government and
                                                               Regulatory Affairs

Wallace B. Askins............................................. Director
Don M. Thomas................................................. Director
Peter M. Ryan................................................. Director

         Donald J. Trump--Trump, 52 years old, has been Chairman of the Board of THCR and THCR Funding since their formation in 1995. Trump was a 50% shareholder, Chairman of the Board of Directors, President and Treasurer of Trump Plaza GP and the managing general partner of Plaza Associates prior to June 1993. Trump was Chairman of the Executive Committee and President of Plaza Associates from May 1986 to May 1992 and was a general partner of Plaza Associates until June 1993. Trump has been a director of Trump AC Holding since February 1993 and was President of Trump AC Holding from February 1993 until December 1997. Trump was a partner in Trump AC from February 1993 until June 1995. Trump has been Chairman of the Board of Directors of Trump AC Funding since its formation in January 1996 and the Chairman of the Board of Directors of Funding II and Funding III since their formation in November 1997. Trump has been Chairman of the Board of Directors of THCR Holding Corp. and THCR/LP since October 1991; President and Treasurer of THCR Holding Corp. since March 4, 1991; Chairman of the Board of Directors, President and Treasurer of TCI since June 1988; Chairman of the Executive Committee of Taj Associates from June 1988 to October 1991; and President and sole Director of Realty Corp. since May 1986. Trump has been the sole director of TACC since March 1991. Trump was President and Treasurer of TACC from March 1991 until December 1997. Trump has been the sole director of Trump Indiana since its formation. Trump has been Chairman of the Board of Partner Representatives of Castle Associates, the partnership that owns Trump Marina, since May 1992; and was Chairman of the Executive Committee of Castle Associates from June 1985 to May 1992. Trump is the Chairman of the Board of Directors of Castle Funding, and served as President and Treasurer of Castle Funding until April 1998. Trump is the Chairman of the Board and Treasurer of TCHI. Trump is the President, Treasurer, sole director and sole shareholder of TCI-II. Trump has been a Director of THCR Enterprises since its formation in January 1997. Trump is also the President of The Trump Organization, which has been in the business, through its affiliates and subsidiaries, of acquiring, developing and managing real estate properties for more than the past five years. Trump was a member of the Board of Directors of Alexander's Inc. from 1987 to March 1992.

         Nicholas L. Ribis--Mr. Ribis, 54 years old, has been President, Chief Executive Officer and a director of THCR and THCR Funding and Chief Executive Officer of THCR Holdings since their formation in 1995. Mr. Ribis has been the Chief Executive Officer of Plaza Associates since February 1991, was President from April 1994 to February 1995, was a member of the Executive Committee of Plaza Associates from April 1991 to

May 29, 1992 and was a director and Vice President of Trump Plaza GP from May 1992 until June 1993. Mr. Ribis served as Vice President of Trump AC Holding from February 1995 until December 1997. Mr. Ribis has served as President of Trump AC Holding since December 1997. Mr. Ribis has served as a director of Trump AC Holding since June 1993. Mr. Ribis has been Chief Executive Officer, President and a director of Trump AC Funding since its formation in January 1996 and Chief Executive Officer, President and a director of Funding II and Funding III since their formation in November 1997. Mr. Ribis served as Vice President of TACC until December 1997. Mr. Ribis has served as the President of TACC since December 1997. Mr. Ribis has been the President and Chief Executive Officer of Trump Indiana since its formation. Mr. Ribis has been a Director of THCR/LP and THCR Holding Corp. since October 1991 and was Vice President of THCR/LP and THCR Holding Corp. until June 1995; Chief Executive Officer of Taj Associates since February 1991; Vice President of TCI since February 1991 and Secretary of TCI since September 1991; Director of Realty Corp. since October 1991; and a member of the Executive Committee of Taj Associates from April 1991 to October 1991. Mr. Ribis has served as Vice President of THCR/LP and THCR Holding Corp. since February 1998. He has also been Chief Executive Officer of Castle Associates since March 1991 and President of Castle Associates until April 1998; member of the Executive Committee of Castle Associates from April 1991 to May 1992; member of the Board of Partner Representatives of Castle Associates since May 1992; and has served as the Vice President and Assistant Secretary of TCHI since December 1993 and January 1991, respectively, until April 1998. Mr. Ribis is now a director of TCHI. Since April 1998, Mr. Ribis has served as President and Chief Executive Officer of TCHI and Castle Funding. Mr. Ribis has served as Vice President of TCI-II since December 1993 and had served as Secretary of TCI-II from November 1991 to May 1992. Mr. Ribis has been Vice President of Trump Corp. since September 1991. Mr. Ribis has been the President and a director of THCR Enterprises since January 1997. From January 1993 to January 1995 Mr. Ribis served as the Chairman of the Casino Association of New Jersey and has been a member of the Board of Trustees of the CRDA since October 1993. From January 1980 to January 1991, Mr. Ribis was Senior Partner in, and from February 1991 to December 1995, was Counsel to the law firm of Ribis, Graham & Curtin (now practicing as Graham, Curtin & Sheridan, A Professional Association), which serves as New Jersey legal counsel to all of the above-named companies and certain of their affiliated entities.

         Robert M. Pickus--Mr. Pickus, 44 years old, has been Executive Vice President, General Counsel and Secretary of THCR since its formation in 1995. He has also been the Executive Vice President of Corporate and Legal Affairs of Plaza Associates since February 1995. From December 1993 to February 1995, Mr. Pickus was the Senior Vice President and General Counsel of Plaza Associates. Mr. Pickus served as the Assistant Secretary of Trump AC Holding from April 1994 until February 1998. Since February 1998, Mr. Pickus has served as the Secretary of Trump AC Holding. Mr. Pickus has been Secretary and a director of Trump AC Funding since its formation in January 1996 and Secretary and a director of Funding II and Funding III since their formation in November 1997. Mr. Pickus has been the Executive Vice President and Secretary of Trump Indiana since its inception. Mr. Pickus has been the Executive Vice President of Corporate and Legal Affairs of Taj Associates since February 1995, and a Director of THCR Holding Corp. and THCR/LP since November 1995. He was the Senior Vice President and Secretary of Castle Funding from June 1988 to December 1993 and General Counsel of Castle Associates from June 1985 to December 1993. Mr. Pickus has served as the Secretary of Castle Funding since April 1998. Mr. Pickus served as the Assistant Secretary of TACC until February 1998. Since February 1998, Mr. Pickus has served as the Secretary of TACC. Mr. Pickus was also Secretary of TCHI from October 1991 until December 1993. Mr. Pickus is a director of TCHI, and has served as the Assistant Secretary of TCHI from February 1998 until April 1998. Since April 1998, Mr. Pickus has served as the Secretary of TCHI. Mr. Pickus has been the Executive Vice President of Corporate and Legal Affairs of Castle Associates since February 1995, Secretary of Castle Associates since February 1996 and a member of the Board of Partner Representatives of Castle Associates since October 1995. Mr. Pickus is currently the Secretary of THCR Holding Corp., has been the Vice President, Secretary and Director of THCR Enterprises since January 1997 and has been Executive Vice President of TCS since its inception and its President since November 1998. He has been admitted to practice law in the states of New York and New Jersey since 1980, and in the Commonwealth of Pennsylvania since 1981.

         Francis X. McCarthy, Jr.--Mr. McCarthy, 46 years old, has served as Executive Vice President of Corporate Finance and Chief Financial Officer of THCR, THCR Holdings and THCR Funding since September 1998. Mr. McCarthy has been the Chief Financial Officer of Trump AC, Trump AC Funding, Funding II and Funding III since September 1998. Mr. McCarthy has been the Executive Vice President of Finance of TCS since

October 1996. Mr. McCarthy was Vice President of Finance and Accounting of Trump Plaza GP from October 1992 until June 1993, Senior Vice President of Finance and Administration of Plaza Associates from August 1990 to June 1994 and Executive Vice President of Finance and Administration of Plaza Associates from June 1994 to October 1996. Mr. McCarthy previously served in a variety of financial positions for Greate Bay Hotel and Casino, Inc. from June 1980 through August 1990.

         John P. Burke--Mr. Burke, 51 years old, served as the Senior Vice President of Corporate Finance of THCR from January 1996 until June 1997. Mr. Burke served as the Senior Vice President of THCR, THCR Holdings and THCR Funding from June 1997 to January 1999. Mr. Burke has served as Executive Vice President of THCR, THCR Holdings and THCR Funding since January 1999. Mr. Burke has been the Corporate Treasurer of THCR, THCR Holdings and THCR Funding since their formation in 1995. He has also been Corporate Treasurer of Plaza Associates and Taj Associates since October 1991. Mr. Burke has been the Treasurer of Trump Indiana since its formation. Mr. Burke has been Treasurer of Trump AC Funding since its formation in January 1996 and Treasurer of Funding II and Funding III since their formation in November 1997. Mr. Burke has been Treasurer of TACC since February 1998. Mr. Burke was a Director of THCR/LP and THCR Holding Corp. from October 1991 to April 1996 and was Vice President of THCR/LP until June 1995. Mr. Burke has served as the Assistant Treasurer of THCR Holding Corp. and THCR/LP since February 1998. Mr. Burke has been the Corporate Treasurer of Castle Associates since October 1991, the Vice President of Castle Associates, Castle Funding, TCI-II and TCHI since December 1993, Assistant Treasurer of TCHI since April 1998, Treasurer of Castle Funding since April 1998, a member of the Board of Partner Representatives of Castle Associates since March 1997 and the Vice President-Finance of The Trump Organization since September 1990. Mr. Burke was an Executive Vice President and Chief Administrative Officer of Imperial Corporation of America from April 1989 through September 1990. Mr. Burke has been the Vice President and Treasurer of THCR Enterprises since January 1997.

         Joseph A. Fusco--Mr. Fusco, 54 years old, has been Executive Vice President for Government Relations & Regulatory Affairs of THCR since June 1996 and of TCS since July 1996. From August 1985 to June 1996, he practiced law as a partner in various Atlantic City law firms specializing in New Jersey casino regulatory, commercial and administrative law matters, most recently from January 1994 to June 1996 as a partner in the law firm of Sterns & Weinroth. Mr. Fusco previously served as Atlantic County Prosecutor, a Gubernatorial appointment, from April 1981 to July 1985 and as Special Counsel for Licensing for the CCC from the inception of that agency in September 1977 to March 1981. He has been admitted to practice law in the State of New Jersey since 1969.

         Wallace B. Askins--Mr. Askins, 68 years old, has been a director of THCR and THCR Funding since June 1995. He has also been a director of Trump AC Holding since April 11, 1994, and was a partner representative of the Board of Partner Representatives of Castle Associates from May 1992 to June 1995. Mr. Askins has been a director of Trump AC Funding since April 1996 and a director of Funding II and Funding III since December 1997. Mr. Askins served as a director of TCI-II from May 1992 to December 1993. From June 1984 to November 1992, Mr. Askins served as Executive Vice President, Chief Financial Officer and as a director of Armco Inc. Mr. Askins also serves as a director of EnviroSource, Inc.

         Don M. Thomas--Mr. Thomas, 68 years old, has been a director of THCR and THCR Funding since June 1995. Mr. Thomas has been a director of Trump AC Funding since April 1996 and a director of Funding II and Funding III since December 1997. He has also been the Senior Vice President of Corporate Affairs of the Pepsi-Cola Bottling Co. of New York since January 1985. Mr. Thomas was the acting Chairman, and a Commissioner, of the CRDA from 1985 through 1987, and a Commissioner of the CCC from 1980 through 1984 during a portion of which time Mr. Thomas served as acting Chairman of the CCC. Mr. Thomas was a director of Trump Plaza GP until June 1993 and has been a director of Trump AC Holding since June 1993. Mr. Thomas is an attorney licensed to practice law in the State of New York.

         Peter M. Ryan--Mr. Ryan, 60 years old, has been a director of THCR and THCR Funding since June 1995. He has also been the President of each of The Marlin Group, LLC and The Brookwood Carrington Fund, LLC, real estate financial advisory groups, since January 1995. Prior to that, Mr. Ryan was the Senior Vice

President of The Chase Manhattan Bank for more than five years. Mr. Ryan has been a director of the Children's' Hospital FTD since October 1995.

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

         Barry J. Cregan--Mr. Cregan, 44 years old, had been Chief Operating Officer of Plaza Associates since September 19, 1994 and President since March 1995. Mr. Cregan's employment was terminated in September 1998. Mr. Cregan was Vice President of Trump AC Holding from February 1995 through September 1998. Prior to accepting these positions at Trump Plaza, Mr. Cregan was President of The Plaza Hotel in New York for approximately three years. Prior to joining The Plaza Hotel, he was Vice President of Hotel Operations at Trump's Castle. In addition, Mr. Cregan has worked for Hilton and Hyatt in executive capacities as well as working in Las Vegas and Atlantic City in executive capacities.

         Fred A. Buro--Mr. Buro, 42 years old, has been the General Manager of Plaza Associates since September, 1998. Mr. Buro served as the Executive Vice President of Marketing of Plaza Associates since May 1994. Mr. Buro previously served as the President of Casino Resources, Inc., a casino marketing, management and development organization from 1991 through 1994. Prior to that, Mr. Buro served from 1984 through 1991 as the President of a professional services consulting firm.

         Robert Schaffhauser--Mr. Schaffhauser, 52 years old, is a Certified Public Accountant, and has been Executive Vice President of Finance for Trump Plaza since September 1998. Mr. Schaffhauser served in a similar capacity at Trump Marina from January of 1994 through October of 1996. From November of 1996 through August of 1998, Mr. Schaffhauser was associated with THCR as a consultant. Mr. Schaffhauser also served as the Senior Vice President of Finance and Administration for Greate Bay Hotel and Casino Corporation from 1989 through 1992.

         James A. Rigot--Mr. Rigot, 47 years old, had been Executive Vice President of Casino Operations of Plaza Associates since November 1994. Mr. Rigot's employment was terminated in January 1999. Mr. Rigot served as Vice President of Casino Operations of Tropicana Casino and Entertainment Resort from July 1989 through November 1994. From January 1989 through July 1989, Mr. Rigot was Assistant Casino Manager of Resorts Casino Hotel.

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

         Rodolfo E. Prieto--Mr. Prieto, 55 years old, has been Chief Operating Officer of Taj Associates since October 1996. Mr. Prieto has been Vice President of Trump AC Holding since February 1998. From December 1995 to October 1996, Mr. Prieto was the Executive Vice President, Operations of Taj Associates. Prior to joining the Taj Mahal, Mr. Prieto was Executive Vice President and Chief Operating Officer for Elsinore Corporation from May 1995 to November 1995; Executive Vice President in charge of the development of the Mojave Valley Resort for Elsinore Corporation from December 1994 to April 1995 and Executive Vice President and Assistant General Manager for the Tropicana Resort and Casino from September 1986 to November 1994.

         Larry W. Clark--Mr. Clark, 54 years old, has been Executive Vice President, Casino Operations of Taj Associates since November 1991, Senior Vice President, Casino Operations of Taj Associates from May 1991 to November 1991, and Vice President, Casino Administration of Taj Associates from April 1991 to May 1991 and from January 1990 to November 1990. Prior to joining the Taj Mahal, Mr. Clark was Vice President, Casino Operations of the Dunes Hotel & Country Club from November 1990 to April 1991 and Director of Casino Marketing and Vice President, Casino Operations of the Showboat Hotel & Casino from November 1988 to January 1990.

         Walter Kohlross--Mr. Kohlross, 57 years old, has been Senior Vice President, Food & Beverage of Taj Associates since June 1992, Vice President International Marketing of Taj Associates from June 1993 through October 1995, Vice President, Hotel Operations of Taj Associates from June 1991 to June 1992, and was Vice President, Food & Beverage of Taj Associates from 1988 to June 1991. Prior to joining Taj Associates Mr. Kohlross was food and beverage director of Resorts International from 1985 to 1988.

         Nicholas J. Niglio--Mr. Niglio, 52 years old, has been Executive Vice President, International Marketing of Taj Associates since May 1996. From November 1995 to May 1996, Mr. Niglio was Senior Vice President, Casino Marketing of Taj Associates. From February 1995 to October 1995, Mr. Niglio was Vice President, International Marketing of Taj Associates. Prior to joining Taj Associates, Mr. Niglio was Executive Vice President of International Marketing/Player Development for Castle Associates from 1993 until 1995. Prior to that, Mr. Niglio served as Senior Vice President, Marketing of Caesar's World Marketing Corporation from 1991 until 1993.

         Patrick J. O'Malley--Mr. O'Malley, 44 years old, has been the Executive Vice President of Finance of Taj Associates since October 1996. Prior to joining the Taj Mahal, Mr. O'Malley was the Executive Vice President of Hotel Operations of Plaza Associates from September 1995 to October 1996. Prior to joining Trump Plaza, from September 1994 until September 1995, Mr. O'Malley was President of The Plaza Hotel in New York City. From December 1989 until September 1994, Mr. O'Malley was the Vice President of Finance of The Plaza Hotel in New York City. Prior to joining The Plaza Hotel in New York City, from 1986 to 1989, Mr. O'Malley was a Regional Financial Controller for the Four Seasons Hotel and Resorts, Ltd. From 1979 to 1986, Mr. O'Malley worked in the Middle East and Europe as Hotel Controller for Marriott International Hotels.

         Loretta I. Viscount--Ms. Viscount, 39 years old, has been Assistant Secretary of Trump AC Holding since February 1998, Vice President of Legal Affairs of Taj Associates since January 1997, Executive Director of Legal Affairs for Taj Associates from May 1996 to January 1997; and Executive Director of Legal Affairs for Castle Associates from September 1987 to May 1996. Prior to that, Ms. Viscount served as in-house counsel to the Claridge Hotel and Casino and had been engaged in the private practice of law since 1982.

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

         Mark A. Brown--Mr. Brown, 38 years old, joined Castle Associates as Executive Vice President of Operations in July 1995 and, effective November 1997, serves as President and Chief Operating Officer. Mr. Brown also serves as Vice President of TCHI. Previously, Mr. Brown served as Senior Vice President of Eastern Operations for Caesar's World Marketing Corporation, National and International Divisions from 1993 until 1995. Prior to that, Mr. Brown served as Vice President of Casino Operations at the Taj Mahal from 1989 until 1993. From 1979 until 1989, Mr. Brown worked for Resorts International Hotel Casino departing as Casino Shift Manager in December 1989.

         Lawrence J. Mullin--Mr. Mullin, 36 years old, joined Castle Associates as Vice President of Slot Operations and Marketing in August 1995, and effective June 1998, serves as Senior Vice President of Marketing. Previously, Mr. Mullin served as Vice President of Slot and Casino Marketing from 1992 until 1995 at the Taj Mahal.

         Stephen S. Oskiera--Mr. Oskiera, 40 years old, serves as Vice President of Finance of Castle Associates, as well as Chief Financial Officer, Chief Accounting Officer and Assistant Treasurer of Castle Funding and Assistant Treasurer and Chief Financial Officer of TCHI since October 1998. Mr. Oskiera served as Executive Director of Finance for both Castle Associates and TCS from October 1995 to October 1998. Previously, Mr. Oskiera served as Corporate Controller of American Gaming & Entertainment, Ltd., a casino development company, from December 1993 to October 1995 and, prior to that, served as Financial Controller for Greate Bay Hotel & Casino, Inc. d/b/a/ the Sands Hotel & Casino in Atlantic City, New Jersey from May 1987 to December 1993.

         Asher O. Pacholder--Dr. Pacholder, 61 years old, has been a partner representative of the Board of Partner Representatives since May 1992. Dr. Pacholder served as a director and the President of TCI-II from May 1992 to December 1993. He has served as Chairman of the Board Directors and Chief Financial Officer of ICO, Inc., an oil field services and petrochemicals processing company, since February 1995 and Chief Operating Officer and a director of Wedco Technology, Inc. since May of 1996. Dr. Pacholder has served as Chairman of the Board and Managing Director of Pacholder Associates, Inc., an investment advisory firm, since 1983. In addition, Dr. Pacholder is Chairman of the Board of Directors of USF&G Pacholder Fund, Inc., a closed-end investment company, and he serves on the Board of Directors of Southland Corporation, which owns and operates convenience stores.

         Thomas F. Leahy--Mr. Leahy, 61 years old, has been a partner representative on the Board of Partner Representatives since June 1993. Mr. Leahy served as a director and Treasurer of TCI-II from May 1992 to December 1993. From 1991 to July 1992, Mr. Leahy served as Executive Vice President of CBS Broadcast Group, a unit of CBS, Inc. Mr. Leahy retired from CBS, Inc. in 1992, having served in various executive capacities over a 30-year period. Since November 1992, Mr. Leahy has served as President of The Theater Development Fund, a service organization for the performing arts. Since July 1992 Mr. Leahy has served as Chairman of VT Properties, Inc., a privately-held corporation which invests in literary, stage, and film properties.

         Arthur S. Bahr--Mr. Bahr, 67 years old, has been a partner representative on the Board of Partner Representatives since June 1995 and previously served as a director of TCI-II from August 1993 to January 1994. Mr. Bahr retired in February 1994 after serving in various senior investment positions for General Electric Investment Corporation since 1970. Mr. Bahr serves on the Board of Directors of Renaissance Reinsurance and the Korean International Investment Fund.

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

         Joseph D'Amato--Mr. D'Amato, 51 years old, has been Chief Operating Officer of Trump Indiana since August 1997. Previously, Mr. D'Amato was Senior Vice President of Finance and Administration of Trump Indiana from April 1997 to August 1997. For the twelve years prior to working with THCR, Mr. D'Amato held various financial and administrative positions with Bally's (now Hilton) casino in Atlantic City.

         Each person listed above is a citizen of the United States.

MANAGEMENT OF TRUMP KANSAS CITY

         R. Bruce McKee--Mr. McKee, 53 years old, has served as general manager of Trump Kansas City LLC since January 1999, served as the Senior Vice President of Corporate Finance of THCR, Trump AC Funding and TACC from June 1997 until September 1998. Mr. McKee served as Chief Financial Officer of THCR from June 1997 until September 1998. Mr. McKee has served as the Senior Vice President of Corporate Finance of Funding II and Funding III since December 1997. Mr. McKee served as President and Chief Operating Officer of Castle Associates from October 1996 until June 1997. Mr. McKee was acting Chief Operating Officer of Taj Associates from October 1995 through October 1996, Senior Vice President, Finance of Taj Associates from July 1993 through October 1996 and Vice President, Finance of Taj Associates from September 1990 through June 1993. Mr. McKee has been the Assistant Treasurer of THCR/LP, Realty Corp. and TCI since September 1991. Mr. McKee served as the Assistant Treasurer of THCR Holding Corp. from September 1991 until February 1998. Previously, Mr. McKee was Vice President of Finance of Elsinore Shore Associates, the owner and operator of the Atlantis Casino Hotel Atlantic City, from April 1984 to September 1990 and Treasurer of Elsinore Finance Corp., Elsinore of Atlantic City and Elsub Corp. from June 1986 to September 1990. The Atlantis Casino Hotel now constitutes the portion of Trump Plaza known as Trump World's Fair.

MANAGEMENT OF TCS

         Set forth below are the names, ages, positions and offices held with TCS and a brief account of the business experience during the past five years of each of the executive officers of TCS, other than those who are directors or executive officers of THCR.

         Kevin S. Smith--Mr. Smith, 42 years old, has been the Vice President of Corporate Litigation of TCS since October 1996. Mr. Smith was the Vice President, General Counsel of Plaza Associates from February 1995 to

October 1996. Mr. Smith was previously associated with Cooper Perskie April Niedelman Wagenheim & Levenson, an Atlantic City law firm specializing in trial litigation. From 1989 until February 1992, Mr. Smith handled criminal trial litigation for the State of New Jersey, Department of Public Defender, assigned to the Cape May and Atlantic County Conflict Unit.

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

         To THCR's knowledge, based solely on review of the copies of such reports furnished to THCR, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 1998.

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



                                       ANNUAL COMPENSATION                            LONG TERM COMPENSATION AWARDS
                                       -------------------                            -----------------------------

      NAME AND PRINCIPAL         YEAR     SALARY         BONUS        OTHER ANNUAL      RESTRICTED     SECURITIES       ALL OTHER
           POSITION              ----     ------         -----       COMPENSATION(1)       STOCK       UNDERLYING     COMPENSATION
           --------                                                  ---------------      AWARDS($)     OPTIONS(#)    -------------
                                                                                        -----------    -----------

Donald J. Trump.............    1998    $1,000,000                                                      500,000       $  222,474
Chairman of the Board           1997     1,000,000                                                                       212,960
                                1996     1,000,000    $ 5,000,000                                                      1,031,000(2)

Nicholas L. Ribis...........    1998    $1,996,500                                                      183,333       $    5,000(4)
Chief Executive Officer         1997     1,996,500                                       $758,326(3)                       4,000(4)
                                1996     1,996,500    $ 2,500,000                                                          2,375(4)

Robert M. Pickus............    1998    $  299,428                                                       30,000       $    4,298(4)
Executive Vice President,       1997       299,160    $    25,000                                                          4,000(4)
General Counsel and Secretary   1996       290,673        175,000        $ 3,975                                           4,973(4)

Joseph A. Fusco(6)..........    1998    $  296,343                                                       20,000       $    4,800(4)
Executive Vice President of     1997    $  295,660    $    25,000                                                          4,000(4)
Government and Regulatory       1996       139,211         80,000        $ 2,665                                              --
Affairs

R. Bruce McKee(5)...........    1998    $  353,886                                                                    $    4,800(4)
Senior Vice President of        1997       422,356    $    50,000                                                          2,969(4)
Corporate Finance               1996       327,566                                                                         3,529(4)

Francis X. McCarthy, Jr.....    1998    $  303,593                                                       10,000       $    4,621(4)
Executive Vice President of     1997       307,382                                                                         3,958(4)
Corporate Finance               1996       273,077    $    45,000                                                          3,812(4)


----------------------

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

(5) Former Acting Chief Operating Officer, Chief Financial Officer and Senior V.P. of Finance of Taj Associates. Served as President and Chief Operating Officer of Trump Marina from October 1996 through June 1997. From June 1997 to September 1998, Mr. McKee has served as Senior Vice President of Corporate Finance of THCR.

(6)  Mr. Fusco commenced his employment with THCR on June 27, 1996.

         In November 1998, THCR canceled all options previously granted to certain employees and approved a grant of new options. THCR granted certain employees and its independent directors approximately 1,166,800 options to purchase THCR Common Stock at a price of $4.625 per share. One-third of the options vested on the date of the grant and on each of the first two anniversaries of the date of the grant. The options expire ten (10) years after the date of issuance.

         The following table sets forth the number of shares covered by options held by the Board of Directors and Messrs. Trump, Ribis, Pickus, Burke, McCarthy and Fusco, the only members of the Executive Group who held options in 1998, and the value of the options as of December 31, 1998.

                          FY-END OPTION VALUE(1)

                                                NUMBER OF SECURITIES UNDERLYING
                                                UNEXERCISED OPTIONS AT FY-END(#)
         NAME                                      EXERCISABLE/UNEXERCISABLE
         ----                                      -------------------------

Donald J. Trump ............................      166,667           333,333
Nicholas L. Ribis ..........................       96,666            86,667
Robert M. Pickus ...........................       10,000            20,000
John P. Burke ..............................       10,000            20,000
Francis X. McCarthy, Jr ....................        3,333             6,667
Joseph A. Fusco ............................        6,667            13,333
Wallace B. Askins ..........................          833             1,667
Peter M. Ryan ..............................          833             1,667
Don M. Thomas ..............................          833             1,667

----------------------

(1) Based on a closing sale price of $3.75 per share of THCR Common Stock on December 31, 1998, all of the options were out of the money at fiscal year end.

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

          If on or prior to June 12, 1997.......................     $25.00
          If on or prior to June 12, 1998.......................     $27.50
          If on or prior to June 12, 1999.......................     $30.00
          If on or prior to June 12, 2000.......................     $32.50

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

         During the quarter ended September 30, 1998, THCR Holdings advanced a loan to Trump in the amount of $11,000,000 and prepaid 1999 fees and expenses in the amount of $1,500,000 to Trump in accordance with the Executive Agreement. Such loan is secured by a pledge of certain receivables due to Trump. On October 19, 1998, THCR Holdings loaned Trump $13,500,000. Such loan was offset in its entirety when Trump advanced $13,500,000 to THCR Enterprises, L.L.C. ("THCR Enterprises"), which then purchased Trump's indebtedness to Donaldson Lufkin & Jenrette Securities Corporation. In connection with such purchase, THCR Enterprises was assigned a pledge of Trump's and TCI's equity interests in THCR and THCR Holdings.

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

         Taj Associates and Trump were parties to the Taj Services Agreement, which became effective in April 1991, and which provided that Trump would render to Taj Associates marketing, advertising, promotional and related services with respect to the business operations of Taj Associates through December 31, 1999. In consideration for the services to be rendered, Taj Associates paid an annual fee (the "Annual Fee") equal to 1% of

Taj Associates' earnings before interest, taxes and depreciation less capital expenditures for such year, with a minimum base fee of $500,000 per annum. During the period from January 1, 1996 to April 17, 1996, Trump earned approximately $0.4 million in respect of the Annual Fee, including amounts paid to a third party pursuant to an assignment agreement. In addition, during the period from January 1, 1996 to April 17, 1996, Taj Associates reimbursed Trump $148,000, for expenses pursuant to the Taj Services Agreement. Taj Associates agreed to indemnify Trump from and against any licensing fees arising out of his performance of the Taj Services Agreement, and against any liability arising out of his performance of the Taj Services Agreement, other than that due to his gross negligence or willful misconduct. The Taj Services Agreement was terminated upon consummation of the Taj Acquisition on April 17, 1996.

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

         In consideration for the Castle Services to be rendered by TCI-II, Castle Associates will pay an annual fee (which is identical to the fee which was payable under the previously existing management agreement) to TCI-II in the amount of $1.5 million for each year in which EBITDA exceeds the following amounts for the years indicated: 1993--$40.5 million; 1994--$45.0 million; 1995 and thereafter--$50.0 million. If EBITDA in any fiscal year does not exceed the applicable amount, no annual fee is due. In addition, TCI-II will be entitled to an incentive fee, beginning with the fiscal year ending December 31, 1994, in an amount equal to 10% of EBITDA in excess of $45.0 million for such fiscal year. Castle Associates will also be required to advance to TCI-II $125,000 a month which will be applied toward the annual fee, provided, however, that no advances will be made during any year if and for so long as the Managing Partner (defined in the Castle Services Agreement as Trump) determines, in his good faith reasonable judgment, that Castle Associates' budget and year-to-date performance indicate that the minimum EBITDA levels (as specified above) for such year will not be met. If for any year during which annual fee advances have been made it is determined that the annual fee was not earned, TCI-II will be obligated to promptly repay any amounts previously advanced. For purposes of calculating EBITDA under the Castle Services Agreement, any incentive fees paid in respect of 1994 or thereafter shall not be deducted in determining net income. During the years ended 1997 and 1998, there were no fees payable by Castle Associates under the Castle Services Agreement. As Castle Associates did not meet the required level of EBITDA in 1996, the monthly advances to TCI-II related to the Castle Services Agreement were suspended and on October 6, 1996, Castle Associates recorded a receivable in the amount of $1.25 million which represents the amounts advanced to TCI-II during the year. This amount will be offset against future fees. The Castle Services Agreement expires on December 31, 2005.

         Trump has granted Castle Associates a license to use the Marks in connection with the operations of Trump Marina since June 17, 1985. The license expires on August 15, 1998. See "Business--Trademark/Licensing."

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

         Messrs. Ribis, Pickus and Burke are members of the Board of Partner Representatives of Castle Associates and members of the Board of Directors of TCHI, the general partner of Castle Associates of which Messrs. Ribis, Pickus and Burke are executive officers. In addition, Trump is the sole director and an officer of Castle Funding. Messrs. Ribis, Pickus and Burke received no compensation from these entities other than from Castle Associates for their services as executive officers. Trump is not compensated by these entities other than pursuant to the Castle Services Agreement.

         John Barry, Trump's brother-in-law, is a partner of Tompkins, McGuire, Wachenfeld & Barry, a New Jersey law firm which provides, from time to time, legal services to THCR and its subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP

     THCR. The following table sets forth, as of March 19, 1999, certain information regarding the beneficial ownership of THCR Common Stock by (i) each of THCR's executive officers, (ii) each director of THCR, (iii) each person who is known to THCR to own beneficially more than 5% of the THCR Common Stock and
(iv) all officers and directors of THCR as a group. In the case of persons other than officers and directors of THCR, such information is based solely on a review of Schedules 13G filed with the Commission.

                                                       BENEFICIAL OWNERSHIP
                                                   ----------------------------
NAME                                                   NUMBER           PERCENT
----                                               -------------     ----------
Donald J. Trump..................................  15,885,640(1)       41.4%
Nicholas L. Ribis................................     247,667(2)        1.1%
John P. Burke....................................      11,935(3)           *
Francis X. McCarthy, Jr. ........................       4,091(4)           *
Robert M. Pickus ................................      12,000(5)           *
Joseph A. Fusco..................................       7,667(6)           *
Wallace B. Askins ...............................       3,833(7)           *
Don M. Thomas....................................       3,333(7)           *
Peter M. Ryan....................................      10,833(7)           *
Oppenheimer Group, Inc...........................   2,468,749(8)       10.9%
Conesco, Inc.....................................   2,010,000(9)        8.9%
Mario J. Gabelli.................................   1,629,000(10)       7.2%
Dimensional Fund Advisors Inc....................   1,604,500(11)       7.1%
Bay Harbour Management, L.C......................   1,311,500(12)       5.8%
All officers and directors of THCR (9 persons)...  16,187,000          42.2%

     The above persons have sole voting and investment power, unless otherwise indicated below.

---------

  *  Less than 1%.

(1) 725 Fifth Avenue, New York, New York 10022. These shares include 10,300,456, 1,407,017, and 2,211,250 shares of THCR Common Stock into which Trump's, TCI's and TCI-II's limited partnership interests in THCR Holdings are convertible, subject to certain adjustments. TCI and TCI-II are corporations wholly owned by Trump. These shares also include (a) 250 shares of THCR Common Stock, 100 of which are held for Trump's account and 150 of which are held as custodian for his children, and (b) 1,800,000 shares of THCR Common Stock underlying currently exercisable warrants to purchase THCR Common Stock held by Trump of which (i) 600,000 shares may be purchased on or before April 17, 1999 at $30.00 per share, (ii) 600,000 shares may be purchased on or before April 17, 2000 at $35.00 per share and
     (iii) 600,000 shares may be purchased on or before April 17, 2001 at $40.00 per share. Trump beneficially owns an approximately 37% limited partnership interest in THCR Holdings, of which approximately 4% is held directly by TCI and 6% by TCI-II. Trump is also the beneficial owner of all of the outstanding shares of THCR Class B Common Stock (1,000 shares) of which he holds 850 shares directly and holds 50 shares through TCI and 100 shares through TCI-II. The figure stated above Includes options exercisable for 166,667 shares of THCR at $4.625 per share

(2) Includes (i) a fully vested stock bonus award of 133,333 shares, (ii) 10,000 shares held by Mr. Ribis, (iii) 3,081 shares and 2,739 shares held by Mr. Ribis as custodian for his son, Nicholas L. Ribis Jr., and his daughter, Alexandria Ribis, respectively, of which shares Mr. Ribis disclaims beneficial ownership, and (iv) 96,666 shares underlying currently exercisable options to purchase THCR Common Stock at $4.625 per share. Mr. Ribis also owns 1,848 shares in his 401K Plan.

(3) Mr. Burke shares voting and dispositive power of 200 of these shares with his wife. These shares also include 200 shares beneficially owned solely by his wife, of which shares Mr. Burke disclaims beneficial ownership. Mr. Burke also owns options for 10,000 shares which are exercisable at $4.625 per share and 1,235 shares in his 401K Plan.

(4) Includes options exercisable for 3,333 shares at $4.625 per share and 758 shares in his 401K Plan.

(5)  Includes options exercisable for 10,000 shares at $4.625 per share.

(6)  Includes options exercisable for 6,667 shares at $4.625 per share.

(7)  Includes options exercisable for 833 shares at $4.625 per share.

(8) Oppenheimer Tower, World Financial Center, New York, New York 10281. Oppenheimer Group, Inc. ("Oppenheimer") has shared voting and dispositive power over these shares. These shares include 2,317,249 shares beneficially owned by Oppenheimer Capital, an investment adviser, of which Oppenheimer is the parent holding company. Oppenheimer disclaims beneficial ownership of these shares.

(9) 11825 North Pennsylvania Street, Carmel, Indiana 46032. These shares are beneficially owned by Bankers Life and Casualty Company, an insurance company, of which Conseco, Inc. is the parent holding company.

(10) One Corporate Center, Rye, New York 10580-1434. Mario J. Gabelli claims beneficial ownership of these shares through various entities which he directly or indirectly controls or for which he acts as chief investment officer.

(11) 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401. Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 1,604,500 shares of THCR Common Stock as of December 31, 1998, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

(12) 777 South Harbour Island Boulevard, Suite 270, Tampa, Florida 33602. Bay Harbour Management, L.C. ("Bay Harbour") is an investment advisor and claims beneficial ownership of these shares which it holds for the account of investment funds and managed accounts.

     As security for certain indebtedness of Trump and his affiliates (other than THCR and its subsidiaries) owed to an affiliate, Trump pledged 830 shares of his THCR Class B Common Stock and an approximately 22.7% limited partnership interest in THCR Holdings, and caused TCI to pledge its 50 shares of THCR Class B Common Stock and its 5.5% limited partnership interest in THCR Holdings.

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

     Plaza Associates, Taj Associates and Castle Associates have joint insurance coverage with other entities affiliated with Trump, for which the annual premiums paid by Plaza Associates, Taj Associates and Castle Associates was approximately $3.9 million for the year ended December 31, 1998.

     Plaza Associates leased portions of its Egg Harbor Parcel to Castle Associates. Lease payments by Castle Associates to Plaza Associates totaled $5,000 in 1996. Castle Associates did not make any lease payments to Plaza Associates in 1997 or 1998.

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

     (b) Reports on Form 8-K. The Registrants did not file any reports on Form 8-K during the quarter ended December 31, 1998.

     (c) Exhibits.

         EXHIBIT NO                         DESCRIPTION OF EXHIBIT
         ----------      -------------------------------------------------------
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

         4.17.2(11)      Supplemental Indenture by Trump Hotels & Casino
                         Resorts Holdings, L.P. and Trump Hotels & Casino
                         Resorts Funding, Inc. with respect to their 15 1*2%
                         Senior Secured Notes due 2005.

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

     EXHIBIT NO                         DESCRIPTION OF EXHIBIT
     ----------      -------------------------------------------------------
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

         EXHIBIT NO                         DESCRIPTION OF EXHIBIT
         ----------      -------------------------------------------------------
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

         10.34           Intentionally omitted.

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

         EXHIBIT NO                         DESCRIPTION OF EXHIBIT
         ----------      -------------------------------------------------------

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

         10.57-10.58     Intentionally omitted.

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

         10.70(19)       Employment Agreement, dated May 3, 1996, between
                         Trump Hotels & Casinos Resorts Holdings, L.P. and
                         Joseph A. Fusco.

         10.71(19)       Promissory Note of Nicholas L. Ribis in favor of
                         Trump Hotels & Casino Resorts Holdings, L.P., dated
                         December 4, 1996.

         21 List of Subsidiaries of Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Hotels & Casino Resorts Funding, Inc.

         27.1*           Financial Data Schedule of Trump Hotels & Casino
                         Resorts, Inc.

         27.2** Financial Data Schedule of Trump Hotels & Casino Resorts Holdings, L.P.

         27.3** Financial Data Schedule of Trump Hotels & Casino Resorts Funding, Inc.

----------

* Filed only with the Annual Report on Form 10-K of THCR for the year ended December 31, 1998.

** Filed only with the Annual Report on Form 10-K of THCR Holdings and THCR Funding for the year ended December 31, 1998.

(1) Incorporated herein by reference to the identically numbered Exhibit in the Annual Report on Form 10-K of Trump Plaza Funding, Inc. for the year ended December 31, 1992.

(2) Previously filed in the Registration Statement on Form S-1, Registration No. 33-58608, of Trump Atlantic City Associates (formerly Trump Plaza Holding Associates).

(3) Incorporated herein by reference to the identically numbered Exhibit in the Registration Statement on Form S-1, Registration No. 33- 58602, of Trump Plaza Funding, Inc. and Trump Plaza Associates.

(4) Incorporated herein by reference to the identically numbered Exhibit in the Registration Statement on Form S-1, Registration No. 33- 58608, of Trump Atlantic City Associates (formerly Trump Plaza Holding Associates).

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

(8) Incorporated herein by reference to the identically numbered Exhibit to the Registration Statement on Form S-1, Registration No. 33- 90784, of Trump Hotels & Casino Resorts, Inc.

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

(19) Incorporated herein by reference to the identically numbered Exhibit to the Annual Report on Form 10-K of Trump Hotels & Casino Resorts, Inc. for the year ended December 31, 1996.

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

                                 TRUMP HOTELS & CASINO RESORTS, INC.



                                 By:/s/ NICHOLAS L. RIBIS
                                    -----------------------------------------
                                    Nicholas L. Ribis
                                    Title:  President, Chief Executive Officer
                                    Date:  March 30, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


         SIGNATURE                                       TITLE                               DATE
         ---------                                       -----                               ----
    /s/ DONALD J. TRUMP              Chairman of the Board of Directors                March 30, 1999
------------------------------------
      Donald J. Trump

   /s/ NICHOLAS L. RIBIS             President, Chief Executive Officer and            March 30, 1999
------------------------------------   Director (Principal Executive Officer)
     Nicholas L. Ribis

   /s/ FRANCIS X. MCCARTHY, JR.      Executive Vice President, Corporate Finance       March 30, 1999
------------------------------------   and Chief Financial Officer (Principal
  Francis X. McCarthy, Jr.             Accounting and Financial Officer)

   /s/ WALLACE B. ASKINS             Director                                          March 30, 1999
------------------------------------
     Wallace B. Askins

  /s/ DON M. THOMAS                  Director                                          March 30, 1999
------------------------------------
       Don M. Thomas

  /s/ PETER M. RYAN                  Director                                          March 30, 1999
------------------------------------
       Peter M. Ryan


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.


                               By:/s/ NICHOLAS L. RIBIS
                                  -----------------------------------------
                                   Nicholas L. Ribis
                                   Title:  President, Chief Executive Officer
                                   Date:  March 30, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


         SIGNATURE                               TITLE                               DATE
         ---------                               -----                               ----
    /s/ DONALD J. TRUMP           Chairman of the Board of Directors            March 30, 1999

---------------------------------
      Donald J. Trump

   /s/ NICHOLAS L. RIBIS          President, Chief Executive Officer and        March 30, 1999
--------------------------------- Director (Principal Executive Officer)
     Nicholas L. Ribis

  /s/ FRANCIS X. MCCARTHY, JR.    Executive Vice President, Corporate Finance   March 30, 1999
--------------------------------- and Chief Financial Officer (Principal
  Francis X. McCarthy, Jr.        Accounting and Financial Officer)

  /s/ WALLACE B. ASKINS           Director                                      March 30, 1999
---------------------------------
     Wallace B. Askins

  /s/ DON M. THOMAS               Director                                      March 30, 1999
---------------------------------
       Don M. Thomas

  /s/ PETER M. RYAN               Director                                      March 30, 1999
---------------------------------
       Peter M. Ryan


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.



                                   By:/s/ NICHOLAS L. RIBIS
                                      ----------------------------------------
                                      Nicholas L. Ribis
                                      Title:  President, Chief Executive Officer
                                      Date:  March 30, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


         SIGNATURE                                TITLE                                DATE
         ---------                                -----                                ----
    /s/ DONALD J. TRUMP              Chairman of the Board of Directors            March 30, 1999
------------------------------------
      Donald J. Trump

   /s/ NICHOLAS L. RIBIS             President, Chief Executive Officer and        March 30, 1999
------------------------------------ Director (Principal Executive Officer)
     Nicholas L. Ribis

  /s/ FRANCIS X. MCCARTHY, JR.       Executive Vice President, Corporate Finance   March 30, 1999
------------------------------------ and Chief Financial Officer (Principal
  Francis X. McCarthy, Jr.           Accounting and Financial Officer)

  /s/ WALLACE B. ASKINS              Director                                      March 30, 1999
------------------------------------
     Wallace B. Askins

  /s/ DON M. THOMAS                  Director                                      March 30, 1999
------------------------------------
       Don M. Thomas

  /s/ PETER M. RYAN                  Director                                      March 30, 1999
------------------------------------
       Peter M. Ryan


         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                                                           PAGE
                                                                                                           ----
Trump Hotels & Casino Resorts, Inc.
    Report of Independent Public Accountants.............................................................   F-2
    Consolidated Balance Sheets as of December 31, 1997 and 1998.........................................   F-3
    Consolidated Statements of Operations for the years ended December 31, 1996, 1997 and 1998...........   F-4
    Consolidated  Statements of  Stockholders'  Equity for the years ended December 31, 1996, 1997 and
       1998..............................................................................................   F-5
    Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998...........   F-6

Trump Hotels & Casino Resorts Holdings, L.P.

     Report of Independent Public Accountants............................................................   F-7
     Consolidated Balance Sheets as of December 31, 1997 and 1998........................................   F-8
     Consolidated Statements of Operations for the years ended December 31, 1996, 1997 and 1998..........   F-9
     Consolidated Statements of Partners' Capital for the years ended December 31, 1996, 1997 and 1998...   F-10
     Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998..........   F-11
     Notes to  Consolidated  Financial  Statements  of Trump Hotels & Casino  Resorts,  Inc. and Trump
        Hotels & Casino Resorts Holdings, L.P............................................................   F-12
Financial Statement Schedules

     Reports of Independent Public Accountants...........................................................   S-1
     Schedule II--Trump Hotels & Casino Resorts,  Inc. and Trump Hotel & Casino Resorts Holdings,  L.P.

        Valuation and Qualifying Accounts for the years ended December 31, 1996, 1997 and 1998...........   S-3

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump Hotels & Casino Resorts, Inc.

         We have audited the accompanying consolidated balance sheets of Trump Hotels & Casino Resorts, Inc. (a Delaware corporation) as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the management of Trump Hotels & Casino Resorts, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trump Hotels & Casino Resorts, Inc. as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP

Roseland, New Jersey

February 2, 1999 (except with respect to the matter discussed in Note 6 as to which the date is March 3, 1999)

                                             TRUMP HOTELS & CASINO RESORTS, INC.
                                                 CONSOLIDATED BALANCE SHEETS
                                                 DECEMBER 31, 1997 AND 1998
                                              (IN THOUSANDS, EXCEPT SHARE DATA)

                                            ASSETS                                                      1997         1998
                                                                                                        ----         ----

CURRENT ASSETS:

     Cash & cash equivalents.................................................................    $    140,328  $  114,757
     Trade receivables, net of allowances for doubtful accounts of $18,625 and $27,721,
        respectively (Note 3)................................................................          55,745      58,536
     Other accounts receivable (Note 3)......................................................          12,330      12,415
     Inventories.............................................................................          13,011      12,804
     Due from Affiliates (Note 8) ...........................................................          14,113      13,888
     Prepaid expenses and other current assets...............................................          13,892      18,679
                                                                                                 ------------   ---------
          Total current assets...............................................................         249,419     231,079
                                                                                                 ------------   ---------
INVESTMENT IN BUFFINGTON HARBOR, L.L.C. (Note 3).............................................          43,535      40,765
INVESTMENT IN TRUMP'S CASTLE PIK NOTES (Note 4)..............................................          53,381      64,137
PROPERTY AND EQUIPMENT (Notes 2, 3 and 4):
     Land and land improvements..............................................................         262,282     264,637
     Buildings and building improvements.....................................................       1,740,287   1,761,016
     Riverboat...............................................................................          29,716      32,852
     Furniture, fixtures and equipment.......................................................         261,806     280,705
     Leasehold improvements..................................................................           2,428       3,380
     Construction in progress................................................................           5,169      13,621
                                                                                                 ------------   ---------
                                                                                                    2,301,688   2,356,211
     Less: accumulated depreciation and amortization.........................................        (296,937)   (378,602)
                                                                                                 ------------   ---------
          Net property and equipment.........................................................       2,004,751   1,977,609
                                                                                                 ------------   ---------
CASH RESTRICTED FOR FUTURE CONSTRUCTION......................................................          13,000       2,523
DEFERRED BOND AND LOAN ISSUANCE COSTS, net of accumulated amortization of $14,561 and
   $22,373, respectively   (Note 4)..........................................................          45,071      37,978
DUE FROM AFFILIATES (Note 8).................................................................           3,493      15,766
OTHER ASSETS (Note 6)........................................................................          60,659      59,721
                                                                                                 ------------   ---------
          Total assets.......................................................................    $  2,473,309  $2,429,578
                                                                                                 ============  ==========
                              LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Current maturities of long-term debt (Note 4)...........................................    $     21,890   $  10,504
     Accounts payable........................................................................          36,293      47,223
     Accrued payroll.........................................................................          24,226      24,863
     Accrued interest payable ...............................................................          29,038      30,379
     Due to affiliates (Note 8)..............................................................             940       1,114
     Other accrued expenses..................................................................          20,498      19,924
     Self insurance reserves (Note 6)........................................................          16,267      12,950
     Other current liabilities...............................................................          12,205      13,637
                                                                                                 ------------   ---------
          Total current liabilities..........................................................         161,357     160,594
NON-CURRENT LIABILITIES:

     Long-term debt, net of current maturities (Note 4)......................................       1,817,569   1,838,492
     Other long-term liabilities ............................................................          17,080      18,044
                                                                                                 ------------   ---------
          Total liabilities..................................................................       1,996,006   2,017,130
                                                                                                 ------------   ---------
MINORITY INTEREST............................................................................         148,418     125,540
COMMITMENTS AND CONTINGENCIES (Notes 6 and 9)

STOCKHOLDERS' EQUITY

     Preferred Stock, $1.00 par value, 1,000,000 shares authorized, none issued
       and outstanding in 1997 and 1998, respectively........................................              --          --

     Common Stock, $.01 par value, 75,000,000 shares authorized, 24,206,756
       issued; 22,500,256 and 22,195,256 outstanding in 1997 and 1998, respectively..........             242         242

     Class B Common Stock, $.01 par value, 1,000 shares authorized, issued and
       outstanding in 1997 and 1998, respectively............................................              --          --

     Additional paid-in capital..............................................................         455,645     455,645

     Accumulated deficit.....................................................................        (109,726)   (149,444)

     Less treasury stock,  1,706,500 and 2,011,500 shares of THCR common stock  respectively,
       at cost (Note 11).....................................................................         (17,276)    (19,535)
                                                                                                 ------------   ---------
          Total stockholders' equity.........................................................         328,885     286,908
                                                                                                 ------------   ---------
          Total liabilities & stockholders' equity...........................................    $  2,473,309  $2,429,578
                                                                                                 ============  ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                           TRUMP HOTELS & CASINO RESORTS, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                  FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 and 1998
                                            (in thousands, except share data)


                                                                                1996           1997           1998
                                                                                ----           ----           ----
REVENUES:
      Gaming (Note 3) ..................................................    $   883,441     $ 1,280,245    $  1,287,925
      Rooms ............................................................         72,172         100,674          93,549
      Food and Beverage ................................................        106,992         150,668         146,842
      Other ............................................................         26,665          47,608          44,886
                                                                            -----------      ----------    ------------
          Gross Revenues ...............................................      1,089,270       1,579,195       1,573,202
      Less-Promotional allowances ......................................        122,326         179,822         169,581
                                                                            -----------      ----------    ------------
          Net Revenues .................................................        966,944       1,399,373       1,403,621
                                                                            -----------      ----------    ------------
COSTS AND EXPENSES:
       Gaming ..........................................................        538,398         810,329         806,438
       Rooms ...........................................................         23,471          31,062          31,587
       Food and Beverage ...............................................         35,500          49,971          51,384
       General and Administrative ......................................        192,082         271,110         274,369
       Depreciation and Amortization ...................................         69,035          89,094          84,123
       Pre-opening .....................................................         13,839            --               747
       Development Costs ...............................................           --             4,607            --
                                                                            -----------      ----------     -----------
                                                                                872,325       1,256,173       1,248,648
                                                                            -----------      ----------     -----------
          Income from operations .......................................         94,619         143,200         154,973
                                                                            -----------      ----------     -----------
NON-OPERATING INCOME (EXPENSE): (Note 5)
     Interest income ...................................................         11,186           6,529           9,591
     Interest expense ..................................................       (150,716)       (211,537)       (223,098)
     Other non-operating income (expense) ..............................         14,869          (1,028)         (1,093)
                                                                            -----------      ----------     -----------
                                                                               (124,661)       (206,036)       (214,600)
                                                                            -----------      ----------     -----------
Loss before equity in loss from Buffington Harbor, L.L.C., extraordinary
   loss and minority interest ..........................................        (30,042)        (62,836)        (59,627)
Equity in loss from Buffington Harbor, L.L.C.(Note 3) ..................           (925)         (3,478)         (2,969)
                                                                            -----------      ----------     -----------
Loss before extraordinary items and minority interest ..................        (30,967)        (66,314)        (62,596)
Extraordinary loss (Note 12) ...........................................        (60,732)           --              --
Minority Interest ......................................................         26,022          24,186          22,878
                                                                            -----------      ----------     -----------
Net Loss ...............................................................    $   (65,677)    $   (42,128)    $   (39,718)
                                                                            ===========     ===========     ===========
Basic and Diluted Loss Per Share .......................................    $     (3.27)    $     (1.85)    $     (1.79)
                                                                            ===========     ===========     ===========
Average Number of Shares Outstanding ...................................     20,081,122      22,794,921      22,203,612
                                                                            ===========     ===========     ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                           TRUMP HOTELS & CASINO RESORTS, INC.
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                            (in thousands, except share data)



                                                       Number of Shares
                                                   --------------------
                                                                                    Additional
                                                                Class B              Paid In     Accumulated  Treasury
                                                     Common     Common    Amount      Capital      Deficit       Stock      Total
                                                   ----------  ---------  ------    ----------  ------------ ----------   ---------
Balance, December 31, 1995......................   10,066,667    1,000  $    101    $   52,411  $   (1,921)  $           $   50,591
Proceeds from issuance of Common Stock..........   13,250,000                132       385,930                              386,062
Proceeds from issuance of Common Stock
    pursuant to Taj Merger......................      323,423                  3         9,316                                9,319
Proceeds from issuance of Common Stock for
    acquisition of specified parcels............      500,000                  5        10,495                               10,500
Cancellation of Trump Note......................                                        (3,167)                              (3,167)
Accretion of Phantom Stock Units................                                           467                                  467
Net Loss........................................                                                   (65,677)                 (65,677)
                                                   ----------  -------  --------    ----------  ----------   ---------   ----------
Balance, December 31, 1996......................   24,140,090    1,000       241       455,452     (67,598)                 388,095
Purchase of treasury stock, 1,706,500 shares
   of THCR Common Stock, at cost................                                                               (17,276)     (17,276)
Issuance of Common Stock for Phantom Stock Units       66,666                  1                                                  1
Accretion of Phantom Stock Units................                                           193                                  193
Net Loss........................................                                                   (42,128)                 (42,128)
                                                   ----------  -------  --------    ----------  ----------   ---------   ----------
Balance, December 31, 1997......................   24,206,756    1,000       242       455,645    (109,726)    (17,276)     328,885
Purchase of treasury stock, 305,000 shares of THCR
   Common Stock, at cost........................                                                                (2,259)      (2,259)
Net Loss........................................                                                   (39,718)                 (39,718)
                                                   ----------  -------  --------    ----------  ----------  ----------   ----------
Balance, December 31, 1998......................   24,206,756    1,000  $    242    $  455,645  $ (149,444) $  (19,535)  $  286,908
                                                   ==========  =======  ========    ==========  ==========  ==========   ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.



                                           TRUMP HOTELS & CASINO RESORTS, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 and 1998
                                                     (in thousands)


                                                                                               1996          1997           1998
                                                                                               ----          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ...........................................................................   $   (65,677)   $   (42,128)   $   (39,718)
   Adjustments  to  reconcile  net loss to net cash flows  provided by operating activities:
     Non Cash Charges:
        Issuance of stock grant awards and accretion of phantom stock units ...........           467            194           --
        Issuance of debt in exchange for accrued interest .............................         4,589         10,156         11,614
        Extraordinary loss ............................................................        60,732           --             --
        Depreciation and amortization .................................................        69,035         89,094         84,123
        Minority interest in net loss .................................................       (26,022)       (24,186)       (22,878)
        Accretion of discount on mortgage notes and amortization of loan costs ........         7,475         11,062         12,331
        Provisions for losses on receivables ..........................................         9,140          9,160         15,535
        Equity in loss from Buffington Harbor L.L.C ...................................           925          3,478          2,969
        Interest income Castle-PIK notes ..............................................        (5,491)        (9,190)       (10,591)
        Valuation  allowance of CRDA  investments  and  amortization
          of Indiana gaming costs .....................................................         3,371          8,944          7,155
        Increase in receivables .......................................................       (19,661)       (25,138)       (17,550)
        Decrease (increase) in inventories ............................................           175         (2,301)           207
        Increase in due from affiliates ...............................................        (1,230)       (14,769)       (11,953)
        Decrease (increase) in prepaid expenses and other current assets ..............         1,129         (3,454)        (4,101)
        Increase in other assets ......................................................       (15,992)          (538)        (5,507)
        Increase (decrease) in accounts payable, other accrued expenses, and other
          current liabilities .........................................................        16,866         (7,110)         8,246
        (Decrease) increase in accrued interest payable ...............................       (33,499)           645          1,341
        Decrease in other long-term liabilities .......................................        (1,872)        (2,864)        (2,735)
                                                                                          -----------    -----------    -----------
          Net cash provided by operating activities ...................................         4,460          1,055         28,488
                                                                                          -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment, net ............................................      (245,424)       (79,246)       (38,294)
   Restricted cash ....................................................................        52,043        (13,000)        10,477
   Purchase of CRDA investments, net ..................................................        (7,122)       (11,996)       (10,845)
   Investment in Buffington Harbor, L.L.C .............................................       (24,884)        (1,231)          (199)
   Investment in Trump's Castle PIK Notes .............................................       (38,700)          --             --
   Purchase of Taj Holding, net of cash received ......................................        46,714           --             --
   Purchase of Trump's Castle, net of cash received ...................................        17,604           --             --
                                                                                          -----------    -----------    -----------
          Net cash used in investing activities .......................................      (199,769)      (105,473)       (38,861)
                                                                                          -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock .........................................................          --          (17,276)        (2,259)
   Issuance of Common Stock, net ......................................................       386,062           --             --
   Issuance of Trump AC Notes .........................................................     1,200,000         95,605
   Retirement of long-term debt .......................................................    (1,156,836)          --             --
   Retirement of NatWest loan .........................................................       (36,500)          --             --
   Debt issuance costs ................................................................       (41,405)        (4,254)        (2,021)
   Debt payments - other ..............................................................       (39,187)       (21,518)       (77,918)
   Proceeds from borrowings ...........................................................        39,716         16,440         67,000
                                                                                          -----------    -----------    -----------
          Net cash provided by (used in) financing activities .........................       351,850         68,997        (15,198)
                                                                                          -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents ..................................       156,541        (35,421)       (25,571)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......................................        19,208        175,749        140,328
                                                                                          -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............................................   $   175,749    $   140,328    $   114,757
                                                                                          ===========    ===========    ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump Hotels & Casino Resorts Holdings, L.P.:

         We have audited the accompanying consolidated balance sheets of Trump Hotels & Casino Resorts Holdings, L.P. (a Delaware limited partnership) and Subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the management of Trump Hotels & Casino Resorts Holdings, L.P. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trump Hotels & Casino Resorts Holdings, L.P. and Subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                   ARTHUR ANDERSEN LLP



Roseland, New Jersey

February 2, 1999 (except with respect to the matter discussed in
                  Note 6 as to which the date is March 3, 1999)


                                    TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                            CONSOLIDATED BALANCE SHEETS
                                             DECEMBER 31, 1997 AND 1998
                                                   (IN THOUSANDS)

                                                                                              1997          1998
                                                                                           ----------    ----------
                                             ASSETS
CURRENT ASSETS:
     Cash & cash equivalents ...........................................................   $  140,324    $  114,753
     Trade  receivables,  net of  allowances  for  doubtful  accounts of $18,625
        and $27,721, respectively (Note 3) .............................................       55,745        58,536
     Other accounts receivable (Note 3) ................................................       12,330        12,415
     Inventories .......................................................................       13,011        12,804
     Due from Affiliates (Note 8) ......................................................       14,113        13,888
     Prepaid expenses and other current assets .........................................       13,892        18,679
                                                                                           ----------    ----------
          Total current assets .........................................................      249,415       231,075
                                                                                           ----------    ----------
INVESTMENT IN BUFFINGTON HARBOR, L.L.C. (Note 3) .......................................       43,535        40,765
INVESTMENT IN TRUMP'S CASTLE PIK NOTES (Note 4) ........................................       53,381        64,137
PROPERTY AND EQUIPMENT (Notes 2, 3 and 4):
     Land and land improvements ........................................................      262,282       264,637
     Buildings and building improvements ...............................................    1,740,287     1,761,016
     Riverboat .........................................................................       29,716        32,852
     Furniture, fixtures and equipment .................................................      261,806       280,705
     Leasehold improvements ............................................................        2,428         3,380
     Construction in progress ..........................................................        5,169        13,621
                                                                                           ----------    ----------
                                                                                            2,301,688     2,356,211
     Less: accumulated depreciation and amortization ...................................     (296,937)     (378,602)
                                                                                           ----------    ----------
          Net property and equipment ...................................................    2,004,751     1,977,609
                                                                                           ----------    ----------
CASH RESTRICTED FOR FUTURE CONSTRUCTION ................................................       13,000         2,523
DEFERRED BOND AND LOAN ISSUANCE COSTS, net of accumulated amortization of $14,561 and
   $22,373, respectively  (Note 4)......................................................       45,071        37,978
DUE FROM AFFILIATES (Note 8) ...........................................................        3,493        15,766
OTHER ASSETS (Note 6) ..................................................................       60,659        59,721
                                                                                           ----------    ----------
          Total assets .................................................................   $2,473,305    $2,429,574
                                                                                           ==========    ==========

                                LIABILITIES & PARTNERS' CAPITAL

CURRENT LIABILITIES:
     Current maturities of long-term debt (Note 4) .....................................   $   21,890    $   10,504
     Accounts payable ..................................................................       36,293        47,223
     Accrued payroll ...................................................................       24,226        24,863
     Accrued interest payable ..........................................................       29,038        30,379
     Due to affiliates (Note 8) ........................................................          940         1,114
     Other accrued expenses ............................................................       20,498        19,924
     Self insurance reserves (Note 6) ..................................................       16,267        12,950
     Other current liabilities .........................................................       12,205        13,637
                                                                                           ----------    ----------
          Total current liabilities ....................................................      161,357       160,594

NON-CURRENT LIABILITIES:
     Long-term debt, net of current maturities (Note 4) ................................    1,817,569     1,838,492
     Other long-term liabilities .......................................................       17,080        18,044
                                                                                           ----------    ----------
          Total liabilities ............................................................    1,996,006     2,017,130
                                                                                           ----------    ----------
COMMITMENTS AND CONTINGENCIES (Notes 6 and 9)
PARTNERS' CAPITAL
   Partners' capital ...................................................................      652,503       652,503
     Accumulated deficit ...............................................................     (157,928)     (220,524)
   Less stock of THCR ..................................................................      (17,276)      (19,535)
                                                                                           ----------    ----------
     Total partners' capital ...........................................................      477,299       412,444
                                                                                           ----------    ----------
     Total liabilities & partners' capital .............................................   $2,473,305    $2,429,574
                                                                                           ==========    ==========


                                The accompanying notes are an integral part of these
                                        consolidated financial statements.


                                        TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                    FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                                       (IN THOUSANDS)

                                                                           1996                  1997                 1998
                                                                         ----------           ----------          ----------
Revenues:
     Gaming (Note 3)............................................         $  883,441           $1,280,245          $1,287,925
     Rooms......................................................             72,172              100,674              93,549
     Food and Beverage..........................................            106,992              150,668             146,842
     Other......................................................             26,665               47,608              44,886
                                                                         ----------           ----------          ----------
         Gross Revenues.........................................         $1,089,270            1,579,195           1,573,202
     Less--Promotional allowances...............................            122,326              179,822             169,581
                                                                         ----------           ----------          ----------
         Net Revenues...........................................            966,944            1,399,373           1,403,621
                                                                         ----------           ----------          ----------
Costs and expenses:
     Gaming.....................................................            538,398              810,329             806,438
     Rooms......................................................             23,471               31,062              31,587
     Food and Beverage..........................................             35,500               49,971              51,384
     General and Administrative.................................            191,615              270,916             274,369
     Depreciation and Amortization..............................             69,035               89,094              84,123
     Pre-opening...............................................              13,839                    -                 747
     Development Costs..........................................                  -                4,607                   -
                                                                         ----------           ----------          ----------
                                                                            871,858            1,255,979           1,248,648
                                                                         ----------           ----------          ----------
         Income from operations.................................             95,086              143,394             154,973
                                                                         ----------           ----------          ----------
Non-operating income (expense)(Note 5):
     Interest income............................................             11,186                6,529               9,591
     Interest expense...........................................           (150,716)            (211,537)           (223,098)
     Other non-operating income (expense).......................             14,869               (1,028)             (1,093)
                                                                         ----------           ----------          ----------
                                                                           (124,661)            (206,036)           (214,600)
                                                                         ----------           ----------          ----------
Loss before equity in loss from Buffington Harbor, L.L.C........            (29,575)             (62,642)            (59,627)
     and extraordinary items....................................
Equity in loss from Buffington Harbor, L.L.C. (Note 3)..........               (925)              (3,478)             (2,969)
                                                                         ----------           ----------          ----------
Loss before extraordinary loss..................................            (30,500)             (66,120)            (62,596)
Extraordinary loss (Note 12)....................................            (60,732)                   -                   -
                                                                         ----------           ----------          ----------
Net loss........................................................         $  (91,232)          $  (66,120)         $  (62,596)
                                                                         ==========           ==========          ==========


                                    The accompanying notes are an integral part of these
                                             consolidated financial statements.


                                      TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                      CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                  FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                                     (IN THOUSANDS)



                                                                                                THCR
                                                             PARTNERS'      ACCUMULATED        COMMON
                                                              CAPITAL          DEFICIT          STOCK              TOTAL
                                                           -----------      -----------       ---------         -----------
Balance, December 31, 1995............................     $   51,305        $     (576)      $                 $   50,729
Contributed Capital - Taj Merger (Note 1).............        436,381                                              436,381
Cancellation of Trump Note (Note 7)...................         (3,167)                                              (3,167)
Distributions to THCR.................................           (142)                                                (142)
Contributed Capital - Trump Castle Merger (Note 1)....        168,126                                              168,126
Net Loss..............................................                          (91,232)                           (91,232)
                                                           ----------        ----------       ----------        ----------
Balance, December 31, 1996............................        652,503           (91,808)                           560,695
Purchase of 1,706,500 shares of THCR Common Stock.....                                           (17,276)          (17,276)
Net Loss..............................................                          (66,120)                           (66,120)
                                                           ----------        ----------       ----------        ----------
Balance, December 31, 1997............................        652,503          (157,928)         (17,276)          477,299
Purchase of 305,000 shares of THCR Common Stock.......                                            (2,259)           (2,259)
Net Loss..............................................                          (62,596)                           (62,596)
                                                           ----------        ----------       ----------        ----------
Balance, December 31, 1998............................     $  652,503        $ (220,524)      $  (19,535)       $  412,444
                                                           ==========        ==========       ==========        ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                               (IN THOUSANDS)



                                                                                      1996             1997             1998
                                                                                  -----------       ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss...................................................................    $  (91,232)       $  (66,120)      $  (62,596)
   Adjustments to reconcile net loss to net cash flows provided by operating activities:
     Non Cash Charges:
        Extraordinary loss....................................................        60,732                 -                -
        Issuance of debt in exchange for accrued interest.....................         4,589            10,156           11,614
        Depreciation and amortization.........................................        69,035            89,094           84,123
        Accretion of discount on mortgage notes and amortization of loan costs         7,475            11,062           12,331
        Provisions for losses on receivables..................................         9,140             9,160           15,535
        Equity in loss from Buffington Harbor, L.L.C..........................           925             3,478            2,969
        Interest income Castle-PIK notes......................................        (5,491)           (9,190)         (10,591)
        Valuation allowance of CRDA investments and amortization of Indiana
           gaming costs.......................................................         3,371             8,944            7,155
        Increase in receivables...............................................       (19,661)          (25,138)         (17,550)
        Decrease (increase) in inventories....................................           175            (2,301)             207
        Increase in due from affiliates.......................................        (1,020)          (14,769)         (11,953)
        Decrease (increase) in prepaid expenses and other current assets......         1,066            (3,454)          (4,101)
        Increase in other assets..............................................       (15,992)             (538)          (5,507)
        Increase (decrease) in accounts payable, other accrued expenses and
            other current liabilities.........................................        16,866            (7,110)           8,246
        (Decrease) increase in accrued interest payable.......................       (33,499)              645            1,341
        Decrease in other long-term liabilities...............................        (1,872)           (2,864)          (2,735)
                                                                                  ----------        ----------       ----------
          Net cash provided by operating activities...........................         4,607             1,055           28,488
                                                                                  ----------        ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment, net....................................      (245,424)          (79,246)         (38,294)
   Restricted cash ...........................................................        52,043           (13,000)          10,477
   Purchase of CRDA investments, net..........................................        (7,122)          (11,996)         (10,845)
   Investment in Buffington Harbor, L.L.C.....................................       (24,884)           (1,231)            (199)
   Investment in Trump's Castle PIK Notes.....................................       (38,700)                -                -
   Purchase of Taj Holding, net of cash received..............................        46,714                 -                -
   Purchase of Trump's Castle, net of cash received...........................        17,604                 -                -
                                                                                  ----------        ----------       ----------
          Net cash used in investing activities...............................      (199,769)         (105,473)         (38,861)
                                                                                  ----------        ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of THCR Common Stock                                                              -           (17,276)          (2,259)
Contributed capital                                                                  385,920                 -                -
   Issuance of Trump AC Notes.................................................     1,200,000            95,605                -
   Retirement of long-term debt...............................................    (1,156,836)                -                -
   Retirement of NatWest loan.................................................       (36,500)                -                -
   Debt issuance costs........................................................       (41,405)           (4,254)          (2,021)
   Debt payments-other........................................................       (39,187)          (21,518)         (77,918)
   Proceeds from borrowings...................................................        39,716            16,440           67,000
                                                                                  ----------        ----------       ----------
          Net cash provided by (used in) financing activities.................       351,708            68,997          (15,198)
                                                                                  ----------        ----------       ----------
Net  increase (decrease) in cash and cash equivalents.........................       156,546           (35,421)         (25,571)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..............................        19,199           175,745          140,324
                                                                                  ----------        ----------       ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD....................................    $  175,745        $  140,324       $  114,753
                                                                                  ==========        ==========       ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

(1) ORGANIZATION AND OPERATIONS

         The accompanying consolidated financial statements include those of Trump Hotels & Casino Resorts, Inc. ("THCR"), a Delaware corporation, and Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings"), and Subsidiaries. THCR Holdings is an entity which is currently owned approximately 63.4% by THCR as both a general and limited partner, and approximately 36.6% by Donald J. Trump ("Trump"), as a limited partner. Trump's limited partnership interest in THCR Holdings represents his economic interests in the assets and operations of THCR Holdings. Such limited partnership interest is convertible at Trump's option into 13,918,723 shares of THCR's common stock, par value $.01 per share (the "THCR Common Stock") (subject to certain adjustments) representing approximately 38.5% of the outstanding shares of THCR Common Stock. Accordingly, the accompanying consolidated financial statements include those of (i) THCR and its 63.4% owned subsidiary, THCR Holdings, and
(ii) THCR Holdings and its wholly owned subsidiaries:

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

o Trump's Castle Associates, L.P. ("Castle Associates"), which was acquired on October 7, 1996, owns and operates Trump Marina Hotel Casino ("Trump Marina") located in Atlantic City, New Jersey.

o    Trump Hotels & Casino Resorts Funding, Inc. ("THCR Funding").

o    THCR Enterprises, L.L.C. ("THCR Enterprises").

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

(2) PUBLIC OFFERINGS AND MERGER

         On June 12, 1995, THCR completed a public offering of 10,000,000 shares of common stock at $14.00 per share (the "Stock Offering") for gross proceeds of $140,000,000. Concurrent with the Stock Offering, THCR Holdings issued $155,000,000 15 1/2% Senior Secured Notes ("Senior Notes") (the "Note Offering" and, together with the 1995 Stock Offerings, the "1995 Offerings"). From the proceeds of the 1995 Stock Offering, THCR contributed $126,848,000 to THCR Holdings, in exchange for an approximate 60% general partnership interest in THCR Holdings.

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

                       TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

     On April 17, 1996, pursuant to the Agreement and Plan of Merger, as amended (the "Taj Merger"), each outstanding share of Class A Common Stock of Taj Mahal Holding Corp. which in the aggregate represented 50% of the economic interest in Taj Associates, was converted into the right to receive, at each holder's election, either (a) $30 in cash or (b) that number of shares of THCR Common Stock having a market value equal to $30. Trump held the remaining 50% interest in Taj Associates and contributed such interest in Taj Associates to Trump AC in exchange for limited partnership interests in THCR Holdings.

      In connection with the Taj Merger, THCR issued 13,250,000 shares of THCR Common Stock (the "1996 Stock Offering") for net proceeds of $386,062,000 and Trump AC and Trump Atlantic City Funding, Inc. ("Trump AC Funding"), issued $1,200,000,000 aggregate principal amount of 11 1/4% First Mortgage Notes due 2006 (the "Trump AC Mortgage Notes") (the "1996 Notes Offering" and, together with the 1996 Stock Offering, the "1996 Offerings"). In addition, THCR issued to Trump warrants (the "Trump Warrants") to purchase an aggregate of 1,800,000 shares of THCR Common Stock (i) 600,000 shares of which may be purchased on or prior to April 17, 1999, at $30 per share, (ii) 600,000 shares of which may be purchased on or prior to April 17, 2000, at $35 per share, and (iii) 600,000 shares of which may be purchased on or prior to April 17, 2001, at $40 per share.

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

     The Taj Merger has been accounted for as a "purchase" for accounting and reporting purposes and the results of Taj Associates have been included in the accompanying financial statements since the date of the Taj Merger. Accordingly, the excess of the purchase price over the fair value of the net assets acquired ($200,782,000), was allocated to land ($7,979,000) and building ($192,803,000)
based on an appraisal on a pro rata basis.

     In connection with the Taj Merger Transaction, THCR purchased the Specified Parcels from Trump Taj Mahal Realty Corp., a corporation owned by Trump, and Taj Associates was released from its guarantee to First Union National Bank (the "Guarantee"). The aggregate cost of acquiring the Specified Parcels was $50,600,000 in cash and 500,000 shares of THCR Common Stock valued at $10,500,000 . The obligation of Taj Associates which had been accrued with respect to the Guarantee ($17,923,000) was eliminated. In addition, THCR exercised the option to purchase a tower adjacent to Trump Plaza's main tower ("Trump Plaza East") for $28,084,000, which amount has been included in land and building.

     On October 7, 1996, THCR Holdings acquired from Trump all of his outstanding equity interest in Castle Associates (the "Castle Acquisition") and Trump received a limited partnership interest in THCR Holdings convertible into 5,837,700 shares of THCR Common Stock. The contribution by Trump of his equity interests was valued at $168,126,000.

     As a result of the contribution by Trump to THCR Holdings of his ownership interests in Castle Associates, Trump's aggregate beneficial equity interest in THCR Holdings increased from approximately 25% to 36.6% and THCR's aggregate beneficial equity interest in THCR Holdings decreased from approximately 75% to approximately 63.4%.

     The Castle Acquisition has been accounted for as a "purchase" for accounting and reporting purposes and the results of Castle Associates were included in the accompanying financial statements since the date of acquisition. Accordingly the excess of the purchase price over the fair value of the net assets acquired ($196,109,000) was allocated to land ($38,438,000) and building ($157,671,000) based on an appraisal on a pro rata basis.

                       TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

         Unaudited pro forma information, assuming that the Taj Merger and the Castle Acquisition had occurred on January 1, 1996, is as follows:

                                                              YEAR ENDED
                                                        DECEMBER 31, 1996
                                                        -----------------

 Net revenues........................................   $  1,327,637,000
 Income from operations..............................        104,625,000
 Loss before extraordinary loss......................        (87,006,000)
 Extraordinary loss..................................        (60,732,000)
                                                        ----------------
 Loss before Minority Interest.......................       (147,738,000)
 Minority Interest...................................         36,364,000
                                                        ----------------
 Net loss............................................   $   (111,374,000)
                                                        ================
 Basic and diluted loss per share....................   $          (4.60)
                                                        ================

         The unaudited pro forma information is presented for informational purposes only and does not purport to present what the results of operations would have been had the Taj Merger Transaction and the Castle Acquisition, in fact, occurred on January 1, 1996 or to project the results of operations for any future period.

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

                       TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

         Promotional Allowances

         The retail value of accommodations, food, beverage and other services provided to customers without charge is included in gross revenue and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in gaming costs and expenses as follows:


                                             YEAR ENDED           YEAR ENDED          YEAR ENDED
                                      DECEMBER 31, 1996    DECEMBER 31, 1997    DECEMBER 31,1998
                                      -----------------    -----------------    ----------------
 Rooms..............................     $17,340,000          $30,432,000         $30,788,000
 Food and beverage..................      59,915,000           85,756,000          80,848,000
 Other..............................      10,983,000           21,401,000          18,601,000
                                          ----------          -----------         -----------
                                         $88,238,000         $137,589,000        $130,237,000
                                         ===========         ============        ============


         Inventories

         Inventories of provisions and supplies are carried at the lower of cost (weighted average) or market.

         Property and Equipment

         Property and equipment is carried at cost and is depreciated on the straight- line method using rates based on the following estimated useful lives:

Buildings and building improvements......................          40 years
Riverboat................................................          30 years
Furniture, fixtures and equipment........................        3-10 years
Leasehold improvements...................................        4-40 years

         Interest associated with borrowings used to finance construction projects has been capitalized and is being amortized over the estimated useful lives of the assets. Interest of approximately $459,000, $101,000 and $864,000 was capitalized in 1996, 1997 and 1998, respectively.

         During the second quarter of 1997, Taj Associates, Plaza Associates and Castle Associates revised their estimates for the useful lives of buildings, building improvements, furniture and fixtures which were acquired in 1996. Building and building improvements were re-evaluated to have a forty year life and furniture and fixtures were determined to have a seven year life. During the third quarter 1997, Trump Indiana revised its estimates of the useful life of the riverboat and its improvements from fifteen to thirty years. THCR believes these changes more appropriately reflect the timing of the economic benefits to be received from these assets during their estimated useful lives. For the year ended December 31, 1997, the net effect of applying these new lives was to decrease THCR Holdings' and THCR's net loss by $10,458,000 and $6,634,000, respectively, and to decrease basic and diluted loss per share by $.29. For the year ended December 31, 1998, the net effect of applying these new lives was to decrease THCR Holdings' and THCR's net loss by $13,395,000 and $8,497,000, respectively, and decrease basic and diluted loss per share by $.38.

         Investment in Buffington Harbor Riverboats, L.L.C.

         THCR accounts for its investment in the Buffington Harbor Riverboats, L.L.C. ("BHR") (a 50% joint venture between Trump Indiana and the Majestic Star Casino, L.L.C. ("Barden")) under the equity method of accounting. Trump Indiana and Barden formed BHR and have entered into an agreement (the "BHR Agreement") relating to the joint ownership, development and operation of all common land-based and waterside operations in support of each of Trump Indiana's and Barden's separate riverboat casinos at Buffington Harbor. Trump Indiana and Barden are equally responsible for the operating expenses of the common land-based facilities at the site. There can be no assurance that Trump Indiana and/or Barden will be able to fund their respective share of future capital contributions or operating expenses. In accordance with the BHR Agreement, Trump Indiana and Barden pay berthing and other fees in an amount to cover the operating expenses of Buffington Harbor. Berthing fees and other fees paid are included in general and administrative expenses in the accompanying consolidated statements of operations.

                       TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

         Long-Lived Assets

         The provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment of long-lived assets exists if, at a minimum, the future expected cash flows (undiscounted and without interest charges) from an entity's operations are less than the carrying value of these assets. As a result of its review, THCR does not believe that any such changes have occurred.

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

         The accompanying financial statements do not include a provision for federal income taxes since (i) Plaza Associates', Taj Associates' and Castle Associates' income or losses are allocated to the partners and are reportable for federal income tax purposes by the partners, and (ii) Trump Indiana, which is a C Corporation, had no taxable income for financial reporting purposes for the years ended December 31, 1996, 1997 and 1998.

         Under the New Jersey Casino Control Act (the "Casino Control Act"), Plaza Associates, Taj Associates and Castle Associates are required to file a New Jersey corporation business tax return. As of December 31, 1998, Plaza Associates, Taj Associates and Castle Associates had net operating loss carryforward of approximately $115,000,000, $204,000,000 and $137,000,000, respectively, for New Jersey State Income Tax purposes. A valuation allowance has been provided for the deferred tax benefits of the operating loss carry-forwards.

         Basic and Diluted Loss Per Share

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

         Development Costs

         Costs associated with new casino developments are deferred and written off upon opening or termination of the project. At December 31, 1998, development costs of $5,620,000 are included in other current assets.

         On April 9, 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities". The new standard amends previous guidance from the AICPA that permitted capitalization of start-up costs in certain industries and requires that all nongovernmental entities expense the costs of start-up activities as those costs are incurred. Under the SOP, the term "start-up" has been broadly defined to include pre-operating, pre-opening and organization activities. Companies must adopt the new standard in fiscal years beginning after December 15, 1998. At adoption, a company must record a cumulative effect of a change in accounting principle to write off any unamortized start-up costs that existed as of the beginning of the fiscal year in which the SOP is adopted and an operating expense for those costs which were incurred and capitalized since the beginning of the fiscal year, and adoption of the SOP.

                       TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

         THCR will adopt the new standard in the first quarter of 1999. Had THCR adopted the new standard as of December 31, 1998, the net loss of $39,718,000 for the twelve months ended December 31, 1998 would have increased by $1,693,000 for the effect of the write-off of capitalized costs incurred during 1998 and $1,872,000 for costs incurred through December 31, 1997, to an adjusted net loss of $43,283,000. [The adjustment in both years gives effect to minority interest]. The corresponding earnings per share effect would increase the net loss per share as reported of $1.79 for the twelve months ended December 31, 1998 by $.08 for the write-off of capitalized costs during 1998 and $.08 for costs incurred through December 31, 1997, to an adjusted loss of $1.95 per share.

         Accounts Receivable

         Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City. Included in other accounts receivable as of December 31, 1997 is $3,696,000 which Plaza Associates believes will be recoverable on the settlement of the appeal. During 1998, management determined that the amount would not be settled within the year and reclassed the amount to other assets. As of December 31, 1998, other assets includes $5,764,000 related to this appeal.

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


                                                                      1996            1997             1998
                                                                      ----            ----             ----
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest..................      $182,333,000    $190,086,000     $208,793,000
Cash paid during the year for state and Federal taxes...         1,000,000       1,050,000           25,000
Equipment purchased under capital leases................        12,385,000       3,569,000        7,223,000


         Supplemental Schedule of noncash investing and financing activities:

         During 1996, THCR purchased all of the capital stock of Taj Holding for $31,181,000 in cash and 323,423 shares of its common stock valued at $9,319,000. In addition, the contribution by Trump of his 50% interest in Taj Associates amounting to $30,500,000, net, was reflected as minority interest. In conjunction with the acquisition, the accumulated deficit amounting to $108,574,000 was reflected as an increase to Property & Equipment.


Fair value of assets acquired.................................................         $1,005,816,000
Cash paid for the capital stock and payment to Bankers Trust..................            (41,181,000)
Minority interest of Trump....................................................            (30,500,000)
                                                                                       --------------
      Liabilities Assumed.....................................................         $  934,135,000
                                                                                       ==============

   THCR issued 5,837,700 shares of THCR Common Stock valued at $168,126,000 and paid $1,769,000 in cash in connection with the Castle Acquisition. In connection with the acquisition, the accumulated deficit amounting to $20,714,000 was recorded as an increase to Property & Equipment.

 Fair value of assets acquired..............................       $385,951,000
 Cash paid for the THCR Common Stock........................        (1,769,000)
                                                                   -------------
 Liabilities Assumed........................................       $384,182,000
                                                                   ============

         In connection with the purchase of the Specified Parcels in 1996, THCR issued 500,000 shares of its common stock valued at $10,500,000 and contributed the specified parcels to THCR Holdings.

                       TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

         A note receivable from Trump in the amount of $3,167,000 was forgiven in 1996.

(4) LONG-TERM DEBT


         Long-term debt consists of the following:

                                                                                  DECEMBER 31,          DECEMBER 31,
                                                                                      1997                  1998
                                                                                      ----                  ----
Trump AC Funding 11 1/4% First Mortgage Notes, due 2006 (a)...............        $1,200,000,000       $1,200,000,000
Trump AC Funding II 11 1/4% First Mortgage Notes, due 2006, net of
   unamortized discount of $2,900,000 and $2,388,000, respectively (b)....            72,100,000           72,612,000
Trump AC Funding III 11 1/4% First Mortgage Notes due 2006, net of
   unamortized discount of $1,427,000 and $1,174,000, respectively (b)....            23,573,000           23,826,000
THCR Holdings 15 1/2% Senior Secured Notes due 2005 (c)...................           145,000,000          145,000,000
Castle Associates 11 3/4% Mortgage Notes due 2003, net of unamortized
   discount of $30,170,000 and $26,807,000, respectively (d)..............           211,971,000          215,334,000
Castle Associates Pay-In-Kind 13 7/8% Notes ("Castle PIK Notes") due
   2005, net of unamortized discount of $7,197,000 and $6,806,000,                    73,699,000           85,704,000
   respectively (e).......................................................
Castle Associates Working Capital Loan (f)................................                    --            5,000,000
Castle Associates Term Loan (g)...........................................            32,933,000                   --
Castle Associates Senior Notes (h)........................................            27,000,000           62,000,000
Trump Indiana Notes (i)...................................................            36,875,000           30,407,000
Other notes payable (j)...................................................            16,308,000            9,113,000
                                                                                   -------------        -------------
                                                                                   1,839,459,000        1,848,996,000
      Less-current maturities.............................................           (21,890,000)         (10,504,000)
                                                                                   -------------        -------------
                                                                                  $1,817,569,000       $1,838,492,000
                                                                                   =============        =============

(a) On April 17, 1996 Trump AC together with Trump AC Funding issued the Trump AC Mortgage Notes in the aggregate principal amount of $1,200,000,000 which bear interest at 11 1/4% and are due May 1, 2006. Interest on the Trump AC Mortgage Notes is due semiannually. The Trump AC Mortgage Notes are guaranteed as to payment of principal and interest, jointly and severally, by Taj Associates, Plaza Associates, Trump AC and all future subsidiaries of Trump AC (other than Trump AC Funding). The Trump AC Mortgage Notes are jointly and severally secured by mortgages representing a first lien and security interest on substantially all the assets of Taj Associates and Plaza Associates.

     The indenture pursuant to which the Trump AC Mortgage Notes were issued restricts the ability of Trump AC and its subsidiaries to make distributions or to pay dividends, as the case may be, unless certain financial ratios are achieved. In addition, the ability of Plaza Associates and Taj Associates to make payments of dividends or distributions (except for payment of interest) through Trump AC to THCR Holdings may be restricted by the New Jersey Casino Control Commission (the "CCC").

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

                       TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

(c) On June 12, 1995, THCR Holdings and THCR Funding issued $155,000,000 principal amount of Senior Notes. The Senior Notes are redeemable in cash at the option of THCR Holdings and THCR Funding, in whole or in part, at any time on or after June 15, 2000 at redemption prices as defined, and mature in 2005. Interest on these notes is payable semiannually at 15 1/2%, and is secured by substantially all of the assets of THCR Holdings. During 1996, THCR Holdings redeemed $10,000,000 of the Senior Notes for $11,600,000. This resulted in an extraordinary loss of $1,600,000.

(d) The Castle Mortgage Notes bear interest, payable in cash, semiannually, at 11 3/4% and mature on November 15, 2003. The Castle Mortgage Notes may be redeemed at Castle Funding's option at a specified percentage of the principal amount commencing on December 31, 1998. The Castle Mortgage Notes are secured by a mortgage on Trump's Castle and substantially all of the other assets of Castle Associates. The Castle Mortgage Notes are expressly subordinated to the indebtedness described in (g) (the "Senior Notes") and the liens of the mortgages securing the Castle Mortgage Notes are subordinate to the liens securing the Senior Notes. The terms of the Castle Mortgage Notes include limitations on the amount of additional indebtedness Castle Associates may incur, distributions of Partnership capital, investments, and other business activities.

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

(f) The Working Capital Loan has an outstanding principal amount of $5,000,000, bears interest at the rate of 10 1/4% per annum, payable semi-annually and matures on April 30, 2003.

(g) Castle Associates had a term loan with a bank (the "Term Loan") with a maturity date of May 28, 2000, which bore interest at the prime rate plus 3%. The term loan was repaid on April 17, 1998 with the proceeds from the Senior Notes described below.

(h) On December 28, 1993, Castle Funding issued $27,000,000 of Old Senior Notes with interest payable semiannually at the rate of 11 1/2%.

     On April 17, 1998, Funding refinanced its old Senior Notes and its term loan with a bank by issuing the New Senior Notes. The New Senior Notes have a priority mortgage lien ahead of the Partnership's Mortgage Notes and are further secured by virtually all of the Partnership's assets. The new Senior Notes have an outstanding principal amount of $62,000,000 and bear interest at the rate of 10 1/4% per annum, payable semi-annually each April and October. The new Senior Notes mature on April 30, 2003.

                       TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

(i)  Various notes payable, including:

     - $14,569,000 loan payable over 8 years, with a call at the lender's option in June 2001. Interest on this note is payable monthly in arrears based on the prime rate plus 1.5% (9.75% at December 31, 1998). The Note is secured by the Indiana Riverboat.

     - $2,838,000 note payable in equal monthly installments of approximately $461,500, including interest at a rate of 10.5%. The note matures on July 1, 1999 and is secured by certain equipment installed on the Indiana Riverboat.

     - $13,000,000 note is payable in monthly installments based on a ten year amortization schedule, until June 1, 2001, at which time all remaining principal and interest is due in full. The interest rate as defined in the agreement is equal to the bank's reference rate plus 1.5% (10% at December 31, 1998). The note is secured by restricted cash and the hotel at Trump Indiana.

(j) Mortgage notes payable and capitalized lease obligations with interest rates ranging from 6.5% to 12.75%. The notes and lease obligations are due at various dates between 1999 and 2012 and are secured by underlying real property or equipment.

     Future minimum payments under capital leases (principal portion included in the table below of debt maturities) are as follows:

        1999.............................................      $5,882,000
        2000.............................................       1,812,000
        2001.............................................         666,000
        2002.............................................          49,000
        2003.............................................          44,000
                                                               ----------
        Total Minimum Payments...........................       8,453,000
        Less - Amount representing interest..............         688,000
                                                               ----------
        Present Value of minimum lease payments..........      $7,765,000
                                                               ==========

     The aggregate maturities of debt as of December 31, 1998 are as follows:

        1999...........................................    $   10,504,000
        2000...........................................         4,071,000
        2001...........................................        13,705,000
        2002...........................................         1,965,000
        2003...........................................       284,495,000
        Thereafter.....................................     1,534,256,000
                                                            -------------
                                                           $1,848,996,000
                                                            =============

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

                       TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

         The various debt agreements restrict the ability of THCR Holdings and its subsidiaries to make distributions or pay dividends unless certain financial ratios are achieved. In addition, the ability of Plaza Associates, Taj Associates or Castle Associates to make payments to THCR Holdings may be restricted by the CCC. Similarly, the ability of Trump Indiana to make distributions or pay dividends to THCR Holdings may be restricted by the Indiana Gaming Commission ("IGC").

(5) NON-OPERATING INCOME (EXPENSE)

         Non-operating income (expense) in 1996 included $806,000 of costs associated with Trump Plaza East (see Note 8) and Trump World's Fair, net of miscellaneous non-operating credits.

         During 1996, Plaza Associates and Taj Associates each entered into an agreement with Atlantic Thermal Systems, Inc. ("Atlantic Thermal") pursuant to which Atlantic Thermal was granted an exclusive license to use, operate and maintain certain steam and chilled water production facilities located at the respective properties. In consideration for the license, Atlantic Thermal paid Plaza Associates and Taj Associates a $10,000,000 and a $5,000,000 non-refundable license fee, respectively. This amount has been included in other non-operating income in the accompanying financial statements.

         Non-operating income (expense) in 1997 and 1998 includes $1,028,000 and $725,000, respectively of settlement costs incurred in connection with the assertion by certain Indiana residents of rights to purchase stock in Trump Indiana.

(6)  COMMITMENTS AND CONTINGENCIES

         Leases

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

         THCR has entered into leases for certain property (primarily land), office, warehouse space, certain parking space, and various equipment under operating leases. Rent expense for the years ended December 31, 1996, 1997 and 1998 was $8,357,000, $13,206,000 and $13,992,000, respectively, of which
$2,098,000, $118,000 and $221,000 respectively, relates to affiliates.

         Future minimum lease payments under the noncancelable commitments as of December 31, 1998 are as follows:

                                                                TOTAL
                                                                -----

   1999..............................................      $  7,883,000
   2000..............................................         5,913,000
   2001..............................................         5,317,000
   2002..............................................         3,633,000
   2003..............................................         3,633,000
   Thereafter........................................       112,871,000
                                                           ------------
                                                           $139,250,000
                                                           ============

Certain of these leases contain options to purchase the leased properties at various prices throughout the leased terms.

                       TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

         Employment Agreements

         THCR has entered into employment agreements with certain key employees. As of December 31, 1998, THCR had approximately $17,990,000 of annual commitments under employment agreements. These commitments mature at various dates through 2001.

         On June 12, 1995, Nicholas L. Ribis ("Ribis"), the President, Chief Executive Officer and Chief Financial Officer of THCR and THCR Holdings, entered into a five-year employment agreement ("Agreement") with THCR and THCR Holdings. Pursuant to the employment agreement, Ribis shall be employed as the President and Chief Executive Officer of THCR and THCR Holdings and shall receive a base salary of $1,996,500 annually. In addition, the terms of the employment agreement provide for up to an aggregate of $2,000,000 in loans to be used by Ribis to pay his income tax liability in connection with the stock bonus award (see Note 8), which loan, including interest, will be forgiven in the event of a change in control, as defined in such employment agreement. As of December 31, 1998, $897,000 was outstanding under the employment agreement.

         CAFRA Agreement

         Taj Associates received a permit under the Coastal Area Facilities Review Act ("CAFRA") (which included a condition of Taj Associates' casino license) that initially required Taj Associates to begin construction of certain improvements on the Steel Pier by October 1992, which improvements were to be completed within 18 months of commencement. Taj Associates initially proposed a concept to improve the Steel Pier, the estimated cost of which was $30,000,000. Such concept was approved by the New Jersey Department of Environmental Protection, the agency which administers CAFRA. In March 1993, Taj Associates obtained a modification of its CAFRA permit providing for the extension of the required commencement and completion dates of the improvements to the Steel Pier for one year, which extension has been renewed annually, based upon an interim use of the Steel Pier as an amusement park.

         New Jersey Casino License Renewal

         The operation of an Atlantic City hotel and casino is subject to significant regulatory controls which affect virtually all of its operations. Under the New Jersey Casino Control Act (the "CCA"), Plaza Associates, Taj Associates and Castle Associates are required to maintain certain licenses. Casino licenses must be renewed periodically, are not transferable, are dependent on the financial stability of the licensee and can be revoked at any time.

         In June 1995, the CCC renewed Plaza Associates', Taj Associates' and Castle Associates' licenses to operate Trump Plaza, Trump Taj Mahal and Trump Marina. The CCC renewed each casino license for a period of four years through 1999. In June 1996, the CCC granted TCS an initial casino license which, in July 1997, was renewed through July 1999. Upon revocation, suspension for more than 120 days, or failure to renew a casino license, the CCA provides for the mandatory appointment of a conservator to take possession of the hotel and casino's business and property, subject to all valid liens, claims and encumbrances.

         Indiana Gaming Regulations

         The ownership and operation of Riverboat gaming operations in Indiana are subject to strict state regulation under the Riverboat Gambling Act (the "Act") and the administrative rules promulgated thereunder. In June 1996, the IGC granted Trump Indiana a riverboat owner's license, which must be renewed by 2001. The IGC may place restrictions, conditions or requirements on the permanent riverboat owner's license. An owner's initial license expires five years after the effective date of the license, and unless the owner's license is terminated, expires or is revoked, the owner's license may be renewed annually by the IGC upon satisfaction of certain conditions contained in the Act. Indiana is a new jurisdiction and the emerging regulatory framework is not yet complete. The IGC has adopted certain rules and has published others in proposed or draft form which are proceeding through the review and final adoption process. The IGC has broad rule making power, and it is impossible to predict what effect, if any, the amendment of existing rules or the finalization of currently new rules might have on the operations of Trump Indiana.

                       TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

         Trump Indiana Certificate of Suitability

         As a condition to the Certificate of Suitability, Trump Indiana has committed to invest approximately $153,000,000 in the Indiana Riverboat, including certain related projects in the City of Gary, Indiana. Failure to comply with the foregoing conditions and/or failure to commence riverboat excursions as required by the IGC may result in revocation of the Certificate of Suitability. There can be no assurance that Trump Indiana will be able to comply with the terms of the Certificate of Suitability. As part of the $153,000,000 commitment discussed above, Trump Indiana is obligated to fund $18,500,000 of specified economic development and infrastructure projects of the City of Gary. This obligation is being accrued over the five-year license period and approximately $2,086,000, $3,700,000 and $3,700,000 have been charged to expense during 1996, 1997, and 1998, respectively. During 1997 and 1998, payments of approximately $263,000 and $288,000, respectively for the City of Gary projects have been made. As of December 31, 1998, Trump Indiana has paid $10,000,000 for a surety bond which guarantees the mandated municipal infrastructure improvements. This amount is included in other assets in the accompanying December 31, 1998 consolidated balance sheet.

         City of Gary Development Agreement

         On September 29, 1995, as amended on October 6, 1995, Trump Indiana entered into a Memorandum of Understanding with respect to a Development Agreement with the City of Gary in order to promote the economic development, urban development and employment of citizens of the City of Gary. As part of the $153,000,000 Certificate of Suitability investment described above and in addition to the $18,500,000 off-site development infrastructure projects described above, Trump Indiana contributed $6,477,000 to the City of Gary, which amount is included in other assets in the accompanying consolidated balance sheets and is being amortized over the five-year license period.

         In addition, Trump Indiana established the Trump Indiana Foundation ("Foundation"), a private foundation founded for charitable purposes primarily within the City of Gary and Lake County, Indiana. Trump Indiana initially funded $1,000,000 to the Foundation and is required to make annual contributions of $100,000 through 2001.

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

         Plaza Associates, Taj Associates and Castle Associates are also a party to various administrative proceedings involving allegations that they have violated certain provisions of the CCA. Plaza Associates, Taj Associates and Castle Associates believe that the final outcome of these proceedings will not, either individually or in the aggregate, have a material adverse effect on their financial condition, results of operations or on their ability to otherwise retain or renew any casino or other licenses required under the CCA for the operation of the respective properties.

         Commencing in early 1994, THCR, through its Indiana counsel, had discussions with eight Indiana residents regarding the potential purchase by such residents of 7.5% of the nonvoting stock of Trump Indiana. These residents have asserted a right to purchase 7.5% of the stock of Trump Indiana. During 1997, Trump Indiana settled with four of the eight plaintiffs for a total of $1,047,000. The remaining settlement amounts are payable in varying amounts over the next three years. The present value of the settlement amount is included in other non-operating expense in the accompanying consolidated statements of operations. In addition to the cash settlement, Trump Indiana is required to pay additional periodic payments of up to $400,000 per year if its gross revenues exceed certain thresholds, as defined. As Trump Indiana does not believe it will exceed these revenue thresholds, no provision has been made for these payments. During 1998, Trump Indiana settled with two of the remaining four plaintiffs for a total of $810,000, of which $290,000 was paid in 1998. The remaining settlement amounts are payable in equal amounts over the next four years. The present value of the settlement amount is included in other non-operating expense in the accompanying consolidated statements of operations.

                       TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1998

         During 1999, the remaining two plaintiffs commenced litigation. On March 3, 1999 consequential damages were assessed against Trump Indiana for breach of contract in the total amount of $1,334,000. In addition, it was further determined that Trump Indiana had breached a contract to create and fund a charitable foundation. The United States District Court will determine whether, and to what extent, Trump Indiana will be required to provide additional funding to the charitable foundation. As Trump Indiana has previously established and funded a charitable foundation, Trump Indiana intends to vigorously contest the claims that additional funding of the charitable foundation is required.

         Self-Insurance Reserves

         Self-insurance reserves represent the estimated amounts of uninsured claims related to employee health medical costs, workmen's compensation and personal injury claims that have occurred in the normal course of business. These reserves are established by management based upon specific review of open claims, with consideration of incurred but not reported claims as of the balance sheet date. During 1998, self insurance reserves decreased due to an internally focused aggressive policy where potential lawsuits are challenged immediately. Additionally, a more aggressive litigation policy was pursued to deter present and future frivolous lawsuits. THCR also retained an outside consultant to comprehensively review certain claims and to assist THCR in establishing certain estimated reserves at December 31, 1998. Actual results may differ from these reserve amounts.

         Federal Income Tax Examination

         Plaza Associates, Taj Associates, Castle Associates and Trump Indiana are currently involved in examinations with the Internal Revenue Service ("IRS") concerning Plaza Associates' federal partnership income tax returns for the tax years 1993 through 1996, Taj Associates' federal partnership income tax returns for the tax years 1994 and 1996, Castle Associates' federal partnership income tax returns for the tax years 1993 through 1996 and Trump Indiana's federal partnership income tax returns for the tax years 1993 through 1997. While any adjustment which results from this examination could affect Plaza Associates', Taj Associates', Castle Associates' and Trump Indiana's state income tax returns, Plaza Associates', Taj Associates, Castle Associates and Trump Indiana do not believe that adjustments, if any, will have a material adverse effect on its financial condition or results of operations.

         Casino Reinvestment Development Authority Obligations

         Pursuant to the provisions of the CCA, Plaza Associates, Taj Associates and Castle Associates must either obtain investment tax credits (as defined in the CCA), in an amount equivalent to 1.25% of its gross casino revenues, or pay an alternative tax of 2.5% of its gross casino revenues (as defined in the CCA). Investment tax credits may be obtained by making qualified investments or by the purchase of bonds at below market interest rates from the Casino Reinvestment Development Authority ("CRDA"). Plaza Associates, Taj Associates and Castle Associates intend on satisfying their obligations primarily by depositing funds and donations of funds deposited. Plaza Associates, Taj Associates and Castle Associates are required to make quarterly deposits with the CRDA based on 1.25% of their gross revenue. For the years ended December 31, 1996, 1997 and 1998, THCR Holdings charged to operations $3,577,000, $5,104,000 and $4,874,000, respectively, to give effect to the below market interest rates associated with CRDA bonds that have either been issued or are expected to be issued from funds deposited.

         In connection with Trump Plaza East (see Note 8), the CRDA has approved the use of up to $14,135,000 in deposits made by Plaza Associates for site improvements. At December 31, 1998, THCR Holdings had recorded a receivable from the CRDA of $5,976,000. While the receivable is fully realizable by THCR Holdings, the amount of actual reimbursements received, in any one year, is limited to 75% and 50%, of the amount of funds Plaza Associates has deposited with the CRDA to cover its Atlantic City non-housing and South Jersey obligations, respectively. Accordingly, THCR Holdings has recorded $5,976,000 in other current assets in the accompanying financial statements.

         Concentrations of Credit Risk

         In accordance with casino industry practice, THCR extends credit to a limited number of casino patrons, after background checks and investigations of credit worthiness. As of both December 31, 1997 and 1998, approximately 41% and 46%, respectively, of THCR casino receivables (before allowances) were from customers whose primary residence is outside the United States, and approximately 26% and 23%, respectively, represents credit extended to patrons from the Far East.

                       TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

(7) EMPLOYEE BENEFIT PLANS

         THCR has a retirement savings plan (the "Plan") for its nonunion employees under Section 401(k) of the Internal Revenue Code. Employees are eligible to contribute up to 15% of their earnings to the Plan and THCR will match 50% of the first 5% of an eligible employee's contributions in 1996 and 1997, and 50% of the first 6% in 1998. In connection with this Plan, THCR recorded charges of $2,098,000, $3,927,000 and $4,947,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

         Plaza Associates, Taj Associates and Castle Associates make payments to various trusteed multiemployer pension plans under industry-wide union agreements. Under the Employee Retirement Income Security Act, THCR may be liable for its share of unfunded liabilities, if any, if the plans are terminated. Pension expense for the years ended December 31, 1996, 1997 and 1998 was $1,186,000, $2,142,000 and $2,280,000, respectively.

         THCR provides no other material, post-retirement or post-employment benefits.

(8) TRANSACTIONS WITH AFFILIATES

         Amounts due from (owed to) affiliates at December 31, consists of:

                                                     1997              1998
                                                     ----              ----
ASSETS

Officers(a)................................       $15,648,000       $27,882,000
Trump Management Fee (see below)...........         1,250,000         1,250,000
Trump Organization(b)......................           708,000           522,000
                                                  -----------       -----------
    Total assets...........................        17,606,000        29,654,000
   Less-current portion....................        14,113,000        13,888,000
                                                  -----------       -----------
   Long term portion.......................       $ 3,493,000       $15,766,000
                                                  ===========       ===========
LIABILITIES
Buffington Harbor, L.L.C. (Note 3).........          (940,000)       (1,114,000)
                                                  -----------       -----------
   Total liabilities.......................       $  (940,000)      $(1,114,000)
                                                  ===========       ===========

-----------

(a) During January 1998, $13,000,000 in officer loans outstanding at December 31, 1997 were repaid. During the quarter ended September 30, 1998, THCR Holdings advanced to Trump $11,000,000 and prepaid 1999 fees and expenses in the amount of $1,500,000 to Trump in accordance with the Executive Agreement. On October 19, 1998, THCR Holdings loaned Trump $13,500,000. Such loan was offset in its entirety when Trump advanced $13,500,000 to THCR Enterprises, which then purchased Trump's indebtedness to Donaldson, Lufkin & Jenrette Securities Corporation. In connection with such purchase, THCR Enterprises was assigned a pledge of Trump's and Trump Casinos, Inc.'s equity interests in THCR and THCR Holdings.

(b) THCR engages in various transactions with the other entities owned by Trump.

     Plaza Associates previously leased a parcel of land under a long-term ground lease from Seashore Four Associates, a related entity. In January 1997, Plaza Associates purchased the parcel for $10,144,000.

                       TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1998

         Services Agreements

         Pursuant to the terms of a services agreement with Trump Plaza Management Corp. ("TPM"), a corporation beneficially owned by Trump, in consideration for services provided, Plaza Associates paid TPM each year an annual fee of $1,000,000 and reimbursed TPM for all reasonable out-of-pocket expenses incurred by TPM in performing its obligations under such services agreement, up to certain amounts. Under such services agreement, Plaza charged approximately $1,000,000 to expense for the year ended December 31, 1996. The services agreement was terminated in August 1996.

         Taj Associates had entered into a services agreement which provided that Trump render to Taj Associates marketing, advertising, promotional and related services with respect to the business operations of Taj Associates. In consideration for the services to be rendered, Taj Associates was to pay an annual fee equal to 1.5% of Taj Associates' earnings before interest, taxes and depreciation, as defined, less capital expenditures and partnership distributions for such year, with a minimum base fee of $500,000 plus expenses. For the period from January 1, 1996 through April 17, 1996 (date of termination), Taj Associates incurred $512,000 under the Services Agreement.

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

         During 1996, Castle Associates incurred no fees and expenses under the services agreement. As Castle Associates did not meet the required level of EBITDA during 1996, the monthly advances to TCI-II related to the services agreement were suspended, and at December 31, 1996, Castle Associates recorded an amount due from affiliate of $1,250,000, which represents the amounts advanced during the year. This amount will be offset against future management fees. The services agreement expires on December 31, 2005. No fees and expenses were incurred during 1997 and 1998.

         Partnership Agreement

         Under the terms of a Partnership Agreement between Castle Associates and TCI- II, Castle Associates is required to pay all costs incurred by TCI-II. For the year ended December 31, 1996, THCR Holdings paid $72,000 of expenses on behalf of TCI-II which were charged to general and administrative expense in the accompanying consolidated financial statements.

         Executive Agreement

         Trump serves as the Chairman of the Board of Directors pursuant to an Executive Agreement entered into between Trump, THCR and THCR Holdings (the "Executive Agreement"). In consideration for Trump's services under the Executive Agreement, Trump receives a salary of $1,000,000 per year, plus reimbursement for expenses.

         Trump Plaza East

         Under an agreement with Midlantic National Bank ("Midlantic"), Trump had (i) an option to acquire Trump Plaza East (the "Trump Plaza East Purchase Option") and (ii) a lease agreement for Trump Plaza East requiring $260,000 per month in lease payments. In October 1993, Plaza Associates assumed the lease agreement from Trump.

                       TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

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

         In connection with the Taj Merger Transaction described in Note 2, Plaza Associates exercised its option to acquire Trump Plaza East. The purchase price of $28,084,000 has been included in land and building in the accompanying financial statements.

         Note Receivable from Trump

         Prior to consummation of the 1995 Offerings, Trump incurred $3,000,000 of expenditures for the development of Trump Indiana and other gaming ventures. Concurrently with the 1995 Offerings, THCR Holdings loaned Trump $3,000,000 and Trump issued to THCR Holdings a five-year promissory note (the "Trump Note") bearing interest at a fixed rate of 10% per annum, payable annually. The Trump Note would be automatically canceled in the event that, at any time during the period defined in the Trump Note, the THCR Common Stock traded at a price per share equal to or greater than the prices set forth in the Trump Note (subject to adjustment in certain circumstances). The Trump Note was canceled on March 27, 1996 in accordance with its terms.

(9) STOCK INCENTIVE PLAN

         In connection with the 1995 Offerings, the Board of Directors of THCR (the "Board of Directors") adopted the 1995 Stock Incentive Plan (the "1995 Stock Plan"). Pursuant to the 1995 Stock Plan, directors, employees and consultants of THCR and certain of its subsidiaries and affiliates who have been selected as participants are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, stock appreciation rights, stock bonuses, restricted stock awards, performance units and phantom stock, and awards consisting of combinations of such incentives. The 1995 Stock Plan is administered by a committee appointed by the Board of Directors (the "Stock Incentive Plan Committee").

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

         Subject to adjustment in the event of changes in the outstanding stock or the capital structure of THCR, THCR has reserved 4,000,000 shares of THCR Common Stock for issuance under the 1995 Stock Plan.

                       TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

         In connection with the 1995 Offerings, the Stock Incentive Plan Committee granted to the President, Chief Executive Officer and Chief Financial Officer of THCR a stock bonus award of 66,667 shares of THCR Common Stock under the 1995 Stock Plan, which was fully vested upon issuance. A phantom stock unit award was also issued to the President, Chief Executive Officer and Chief Financial Officer of THCR. This award entitled the President, Chief Executive Officer and Chief Financial Officer of THCR to receive 66,666 shares of THCR Common Stock two years following such award, subject to certain conditions. The compensation expense associated with the phantom stock award was approximately $934,000. This amount was amortized over two years and the remaining amounts of $467,000 and $194,000 were amortized for the years ended December 31, 1996 and 1997, respectively. This award became fully vested on June 12, 1997. The President, Chief Executive Officer and Chief Financial Office of THCR also received an award of NQSOs for the purchase of 133,333 shares of THCR Common Stock, subject to certain conditions (including a vesting rate of 20% per year over a five-year period). The options have an exercise price of $14.00 per share. As of December 31, 1998, 80,000 options were exercisable under this grant.

         In December 1996, THCR granted certain employees 668,000 options to purchase THCR Common Stock at a price of $14.00 per share. The options will vest and become exercisable on the earlier of five years after the date of grant, or a change of control, as defined, occurs. The options expire 10 years after the date of issuance. No options were exercised, canceled, or granted during 1997.

         In November 1998, THCR canceled the 668,000 options previously granted to certain employees and approved a grant of new options. THCR granted certain employees and its independent directors approximately 1,166,800 NQSOs to purchase THCR Common Stock at a price of $4.625 per share, the fair market value of THCR's common stock on the date of grant. One-third of the options vested on the date of the grant and the remaining options vest on each of the next two anniversary dates. The options expire ten years after the date of issuance.

         Effective January 1, 1996, THCR adopted the provisions of Statement No. 123, Accounting for Stock-Based Compensation. As permitted by the Statement, THCR has chosen to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for awards described above. Had the fair value method of accounting been applied to the THCR's stock option plans, which requires recognition of compensation cost ratably over the vesting period of the underlying equity instruments, net loss would have been increased by $1,473,000 or $(.07) per share in 1996, $1,605,000 or $(.07) per share in
1997 and $1,599,000 or $(.07) per share in 1998. This pro forma impact only takes into account options and warrants granted since the date of inception, June 12, 1995, and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The average fair value of options granted during 1996 and 1998 was $6.93 and $2.20, respectively. No options were granted during 1997. The fair value was estimated using the Black-Scholes option- pricing model based on the weighted average market price at grant date of $12.75 in 1996, $4.625 in 1998 and the following weighted average assumptions: risk- free interest rate of 6.41% for 1996 and 5.21% for 1998, expected life of 7 years, volatility of 35% and dividend yield of 0%.

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount of the following financial instruments approximates fair value, as follows: (a) cash and cash equivalents, receivables and payables are based on the short-term nature of these financial instruments and (b) CRDA bonds and deposits are based on the allowances to give effect to the below market interest rates.

         The estimated fair values of other financial instruments are as follows:


                                                          CARRYING AMOUNT            FAIR VALUE
                                                          ---------------            ----------
                                                                    DECEMBER 31, 1998
                                                                    -----------------
11 1/4% First Mortgage Notes...........................    $1,200,000,000        $1,044,000,000
Trump AC Funding II Mortgage Notes.....................        72,612,000            65,250,000
Trump AC Funding III Mortgage Notes....................        23,826,000            21,750,000
15 1/2% Senior Secured Notes...........................       145,000,000           145,000,000
11 3/4% Castle Associates Notes........................       215,334,000           198,556,000
13 7/8% Castle Associates Pay-In-Kind Notes............        85,704,000            83,259,000


                       TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1998

         The fair values of the above instruments are based on quoted market prices as of December 31, 1998. The fair value of the Trump AC Funding II First Mortgage Notes and the Trump AC Funding III First Mortgage Notes approximate the carrying values based upon the short term nature of the period outstanding.

         There are no quoted market prices for bank borrowings, Castle Associates Senior Notes, mortgage notes payable and other notes payable and a reasonable estimate could not be made without incurring excessive costs.

(11) PURCHASE OF TREASURY STOCK

         The THCR Board of Directors has authorized the repurchase by THCR Holdings of up to 2,500,000 shares of THCR's Common Stock, from time to time in the open market or privately negotiated transactions. The repurchase program was effective until the end of 1998. As of December 31, 1998, THCR Holdings has repurchased 2,011,500 shares of THCR Common Stock. THCR Holdings may reinstitute a buyback program for 1999.

(12) EXTRAORDINARY LOSS


        The extraordinary loss in 1996 consists of the following:

        Early redemption of Plaza Associates 10 7/8% Mortgage Notes due 2001...............       $59,132,000
        Early redemption of $10,000,000 of THCR Holdings 15 1/2% Senior Notes due 2005
            (Note 4).......................................................................         1,600,000
                                                                                                  -----------
                                                                                                  $60,732,000
                                                                                                  ===========


(13) FINANCIAL INFORMATION--THCR FUNDING

         Financial information relating to THCR Funding is as follows:


                                                                1996               1997              1998
                                                                ----               ----              ----
          Total Assets (including Mortgage Notes
            receivable of $145,000,000 at
            December 31, 1997 and 1998)...........         $145,936,000      $145,936,000     $145,936,000
                                                            ============      ============     ============

         Total Liabilities and Capital (including
            $145,000,000 of Senior Secured Notes
            Due 2005)..............................         $145,936,000      $145,936,000     $145,936,000
                                                            ============      ============     ============

         Interest Income from THCR Holdings........         $ 23,797,000      $ 22,475,000     $ 22,475,000
                                                            ============      ============     ============

         Interest Expense..........................         $ 23,797,000      $ 22,475,000     $ 22,475,000
                                                            ============      ============     ============

         Net income................................         $  --             $  --            $  --


(14) FLAMINGO HILTON RIVERBOAT CASINO, L.P. ("FLAMINGO - KANSAS CITY")

         On January 13, 1999, THCR Holdings entered into an agreement with Hilton Hotels Corporation to acquire the Flamingo-Kansas City, a riverboat casino facility located in Kansas City, Missouri. The aggregate consideration payable for the assets of Flamingo-Kansas City is $15,000,000. Consummation of the acquisition is subject to various conditions, including obtaining certain approvals and licenses (including gaming licenses) from the Missouri Gaming Commission and the Port Authority of Kansas City, Missouri.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump Hotels & Casino Resorts, Inc.:

         We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Trump Hotels & Casino Resorts, Inc. ("THCR") and Subsidiaries included in this Form 10-K and have issued our report thereon dated February 2, 1999, except with respect to the matter discussed in Note 6 as to which the date is March 3, 1999. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying schedule is the responsibility of THCR's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                            ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 2, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump Hotels & Casino Resorts Holdings, L.P.:

         We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Trump Hotels & Casino Resorts Holdings, L.P. "(THCR Holdings") included in this Form 10-K and have issued our report thereon dated February 2, 1999, except with respect to the matter discussed in Note 6 as to which the date is March 3, 1999. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying schedule is the responsibility of THCR Holdings' management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                            ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 2, 1999


                                 TRUMP HOTELS & CASINO RESORTS, INC.

                          AND TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                  VALUATION AND QUALIFYING ACCOUNTS
                        FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                                                      SCHEDULE II






                                                 BALANCE            CHARGED                             BALANCE
                                                   AT                 TO                 OTHER             AT
                                                BEGINNING          COSTS AND            CHARGES          END OF
                                                OF PERIOD          EXPENSES          (DEDUCTIONS)        PERIOD
                                                ---------          --------          ------------        ------

YEAR ENDED DECEMBER 31, 1996.........
   Allowances for doubtful accounts.......     $ 8,077,000        $ 8,904,000      $ 2,106,000 (a)     $19,087,000
   Valuation allowance for interest
      differential on CRDA bonds..........     $ 1,077,000        $ 3,577,000      $10,311,000 (b)     $14,965,000
YEAR ENDED DECEMBER 31, 1997.........
   Allowances for doubtful accounts.......     $19,087,000        $ 9,160,000      $(9,622,000) (c)    $18,625,000
   Valuation allowance for interest
      differential on CRDA bonds..........     $14,965,000        $ 5,104,000      $  (920,000) (d)    $19,149,000
YEAR ENDED DECEMBER 31, 1998.........
   Allowances for doubtful accounts.......     $18,625,000        $15,535,000      $(6,439,000) (c)    $27,721,000
   Valuation allowance for interest
      differential on CRDA bonds..........     $19,149,000        $ 4,877,000      $(8,670,000) (e)    $15,356,000

-----------

(a) Includes $(7,497,000) representing the write-off of uncollectible accounts, $7,596,000 which represents Taj Associates' beginning balance at April 17, 1996 and $2,007,000 which represents Castle Associates' beginning balance at October 7, 1996.

(b) Includes $(476,000) representing the adjustment of allowance applicable to the contribution of CRDA deposits, $8,371,000 which represents Taj Associates' beginning balance at April 17, 1996 and $2,416,000 which represents Castle Associates' beginning balance at October 7, 1996.

(c)  Write-off uncollectible accounts.

(d)  Adjustment of allowance applicable to CRDA deposits.

(e) Includes the reclassification of approximately $14,330,000 of previous CRDA deposits, the carrying value of which was $7,165,000 to property and equipment and $1,505,000 representing the adjustment to the allowance to give effect to the CRDA deposits to be refunded.

                                  EXHIBIT INDEX

EXHIBIT NO.                                        DESCRIPTION OF EXHIBIT
-----------                                        ----------------------

21 List of Subsidiaries of Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Hotels & Casino Resorts Funding, Inc.

27.1    Financial Data Schedule of Trump Hotels & Casino Resorts, Inc.

27.2    Financial Data Schedule of Trump Hotels & Casino Resorts Holdings, L.P.

27.3    Financial Data Schedule of Trump Hotels & Casino Resorts Funding, Inc.