Form 10-Q
period 1999-06-30
TRUMP HOTELS & CASINO RESORTS INC
filed 1999-08-13
CIK 943320

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: June 30, 1999

                                      OR

   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 For the transition period from _____ to _____

                       Commission file number:  1-13794

                      TRUMP HOTELS & CASINO RESORTS, INC.
            (Exact name of registrant as specified in its charter)


           DELAWARE                               13-3818402
 (State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)                Identification No.)

            2500 Boardwalk
      Atlantic City, New Jersey                       08401
 Address of principal executive offices)            (Zip Code)

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
 (Address of principal executive offices)             (Zip Code)

                                (609) 441-6060
             (Registrant's telephone number, including area code)

                                Not Applicable
             (Former name, former address and former fiscal year,
                         if changed since last report)

      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days. Yes X   No ___
                                                  ---

     The number of outstanding shares of Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts, Inc. as of August 13, 1999 was 22,195,256.

     The number of outstanding shares of Class B Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts, Inc. as of August 13, 1999 was 1,000.

     The number of outstanding shares of Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts Funding, Inc. as of August 13, 1999 was 100.

================================================================================

                     TRUMP HOTELS & CASINO RESORTS, INC.,
                 TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                      AND
                  TRUMP HOTELS & CASINO RESORTS FUNDING, INC.


                              INDEX TO FORM 10-Q

PART I--FINANCIAL INFORMATION

ITEM 1--Financial Statements                                                                                        Page No.
                                                                                                                    --------
        Condensed Consolidated Balance Sheets of Trump Hotels & Casino Resorts, Inc
        as of December 31, 1998 and June 30, 1999 (unaudited)....................................................       1

        Condensed Consolidated Statements of Operations of Trump Hotels & Casino Resorts, Inc.
        for the Three and Six Months Ended June 30, 1998 and 1999 (unaudited)....................................       2

        Condensed Consolidated Statement of Stockholders' Equity of Trump Hotels & Casino Resorts, Inc.
        for the Six Months Ended June 30, 1999  (unaudited)......................................................       3

        Condensed Consolidated Statements of Cash Flows  of Trump Hotels & Casino Resorts, Inc.
        for the Six Months Ended June 30, 1998 and 1999 (unaudited)..............................................       4

        Condensed Consolidated Balance Sheets of Trump Hotels & Casino Resorts Holdings, L.P.
        as of December 31, 1998 and June 30, 1999 (unaudited)....................................................       5

        Condensed Consolidated Statements of Operations of Trump Hotels & Casino Resorts Holdings, L.P.
        for the Three and Six Months Ended June 30, 1998 and 1999 (unaudited)....................................       6

        Condensed Consolidated Statement of Partners' Capital of Trump Hotels & Casino Resorts Holdings, L.P.
        for the Six Months Ended June 30, 1999 (unaudited).......................................................       7

        Condensed Consolidated Statements of Cash Flows of Trump Hotels & Casino Resorts Holdings, L.P.
        for the Six Months Ended June 30, 1998 and 1999  (unaudited).............................................       8

        Notes to Condensed Consolidated Financial Statements of Trump Hotels & Casino Resorts,
        Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Hotels & Casino Resorts Funding, Inc.
        (unaudited)..............................................................................................       9

ITEM 2  -- Management's Discussion and Analysis of Financial Condition and Result of Operations..................      11


ITEM 3  --  Quantitative and Qualitative Disclosures About Market Risk...........................................      14

PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings......................................................................................      14
ITEM 2 -- Changes in Securities and Use of Proceeds..............................................................      15
ITEM 3 -- Defaults Upon Senior Securities........................................................................      15
ITEM 4 -- Submission of Matters to a Vote of Security Holders....................................................      15
ITEM 5 -- Other Information......................................................................................      16
ITEM 6 -- Exhibits and Reports on Form 8-K.......................................................................      16

SIGNATURES

SIGNATURE -- Trump Hotels & Casino Resorts, Inc..................................................................      17
SIGNATURE -- Trump Hotels & Casino Resorts Holdings, L.P.........................................................      18
SIGNATURE -- Trump Hotels & Casino Resorts Funding, Inc..........................................................      19

                        PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      TRUMP HOTELS & CASINO RESORTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (dollars in thousands, except share data)


                                    ASSETS
                                                                   December 31,        June 30,
                                                                       1998              1999
                                                                    -----------     -----------
                                                                                    (unaudited)
CURRENT ASSETS
     Cash and cash equivalents.................................   $  114,757         $  105,089
     Receivables, net..........................................       70,951             65,003
     Inventories...............................................       12,804             13,047
     Due from affiliates, net..................................       12,774             25,648
     Prepaid expenses and other current assets.................       18,679             16,355
                                                                  ----------         ----------
  Total Current Assets.........................................      229,965            225,142

INVESTMENT IN BUFFINGTON HARBOR, L.L.C.........................       40,765             39,420
INVESTMENT IN TRUMP'S CASTLE PIK NOTES.........................       64,137             69,991
PROPERTY AND EQUIPMENT, NET....................................    1,977,609          1,952,263
CASH RESTRICTED FOR FUTURE CONSTRUCTION........................        2,523                  -
DEFERRED BOND AND LOAN ISSUANCE COSTS, NET.....................       37,978             34,333
DUE FROM AFFILIATES............................................       15,766              3,916
OTHER ASSETS...................................................       59,721             65,625
                                                                  ----------         ----------

Total Assets...................................................   $2,428,464         $2,390,690
                                                                  ==========         ==========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt......................   $   10,504         $   11,789
     Accounts payable and accrued expenses.....................      118,597            123,809
     Accrued interest payable..................................       30,379             30,308
                                                                  ----------          ---------
    Total Current Liabilities..................................      159,480            165,906

LONG-TERM DEBT, net of current maturities......................    1,838,492          1,842,615
OTHER LONG-TERM LIABILITIES....................................       18,044             19,885
                                                                  ----------         ----------
Total Liabilities..............................................    2,016,016          2,028,406
                                                                  ----------         ----------

MINORITY INTEREST..............................................      125,540            107,195

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, 75,000,000 shares authorized,
   24,206,756 issued and outstanding...........................          242                242
  Class B Common Stock, $.01 par value, 1,000 shares
   authorized, issued and outstanding..........................            -                  -
  Additional Paid in Capital...................................      455,645            455,645
  Accumulated Deficit..........................................     (149,444)          (181,263)
  Less treasury stock, 2,011,500 shares of THCR Common Stock,
   at cost.....................................................      (19,535)           (19,535)
                                                                  ----------         ----------
Total Stockholders' Equity.....................................      286,908            255,089
                                                                  ----------         ----------

Total Liabilities and Stockholders' Equity.....................   $2,428,464         $2,390,690
                                                                  ==========         ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      TRUMP HOTELS & CASINO RESORTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                  (unaudited)
                   (dollars in thousands, except share data)

                                                            Three Months Ended          Six Months Ended
                                                                 June 30,                   June 30,
                                                            ------------------          -----------------
                                                            1998          1999          1998         1999
                                                            ----          ----          ----         ----
REVENUES:
 Gaming........................................         $ 315,440      $ 330,438     $ 607,773      $ 622,221
 Rooms.........................................            23,613         24,121        44,089         43,693
 Food and Beverage.............................            35,845         36,858        69,516         69,094
 Other.........................................            10,751         11,291        20,424         20,540
                                                        ---------      ---------     ---------      ---------
 Gross Revenues................................           385,649        402,708       741,802        755,548
 Less -- Promotional allowances................            41,333         41,256        80,893         78,386
                                                        ---------      ---------     ---------      ---------
 Net Revenues..................................           344,316        361,452       660,909        677,162
                                                        ---------      ---------     ---------      ---------
COSTS AND EXPENSES:
 Gaming........................................           200,923        201,366       387,054        387,287
 Rooms.........................................             8,161          9,444        15,269         17,247
 Food and Beverage.............................            13,446         14,062        24,210         25,274
 General and Administrative....................            63,944         71,049       129,899        138,540
 Depreciation and Amortization.................            20,793         21,209        41,715         42,790
                                                        ---------      ---------     ---------      ---------
                                                          307,267        317,130       598,147        611,138
                                                        ---------      ---------     ---------      ---------
 Income from operations........................            37,049         44,322        62,762         66,024
                                                        ---------      ---------     ---------      ---------
NON-OPERATING INCOME AND (EXPENSES):
 Interest income...............................             2,038          1,669         5,147          3,311
 Interest expense..............................           (55,667)       (55,376)     (111,287)      (110,907)

 Other non-operating expense...................                11           (170)         (286)        (1,460)
                                                        ---------      ---------     ---------      ---------
                                                          (53,618)       (53,877)     (106,426)      (109,056)
                                                        ---------      ---------     ---------      ---------

Loss before equity in loss of Buffington
 Harbor, L.L.C., minority interest, and
 cumulative effect of change in accounting
 principle.....................................           (16,569)        (9,555)      (43,664)       (43,032)

Equity in loss of Buffington Harbor, L.L.C.....              (742)          (746)       (1,483)        (1,512)
                                                        ---------      ---------     ---------      ---------
Loss before minority interest and cumulative
  effect of change in accounting principle.....           (17,311)       (10,301)      (45,147)       (44,544)
Minority Interest..............................             6,331          3,767        16,497         16,290
                                                        ---------      ---------     ---------      ---------
Loss before cumulative effect of change in
 accounting principle..........................           (10,980)        (6,534)      (28,650)       (28,254)
Cumulative effect of change in accounting
 principle ($5,620), net of minority interest
 ($2,055)......................................                 -              -             -         (3,565)
                                                        ---------      ---------     ---------     ----------
NET LOSS.......................................         $ (10,980)     $  (6,534)    $ (28,650)     $ (31,819)
                                                        =========      =========     =========     ==========

Basic and diluted loss per share before
 cumulative effect of change in accounting
 principle.....................................         $    (.49)     $    (.29)    $   (1.29)     $   (1.27)

Cumulative effect of change in accounting
 principle.....................................                 -              -             -           (.16)
                                                        ---------      ---------     ---------     ----------

Basic and diluted loss per share...............         $    (.49)     $    (.29)    $   (1.29)     $   (1.43)
                                                        =========      =========     =========     ==========

Average number of shares outstanding...........        22,195,256     22,195,256    22,212,107     22,195,256
                                                       ==========     ===========   ==========     ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      TRUMP HOTELS & CASINO RESORTS, INC.
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                  (unaudited)
                            (dollars in thousands)

                                Number of Shares
                                ----------------
                                                   Common  Additional
                                          Class B  Stock    Paid in    Accumulated   Treasury
                                Common    Common   Amount   Capital      Deficit       Stock      Total
                                ------    -------  ------   ---------  -----------    -------     ------
Balance, December 31, 1998..  24,206,756    1,000    $242    $455,645    $(149,444)  $(19,535)  $286,908

Net Loss....................                                              ( 31,819)              (31,819)
                              ----------  -------  ------   ---------    ---------   --------   --------

Balance, June 30, 1999......  24,206,756    1,000    $242    $455,645    $(181,263)  $(19,535)  $255,089
                              ==========  =======  ======   =========    =========   ========   ========

  The accompanying notes are an integral part of this condensed consolidated financial statement.

                      TRUMP HOTELS & CASINO RESORTS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  FOR
                  THE SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                  (unaudited)
                            (dollars in thousands)

                                                                                                  1998          1999
                                                                                                  ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss.................................................................................     $(28,650)      $(31,819)
 Adjustments to reconcile net loss to net cash flows from operating activities:
   Cumulative effect of change in accounting principle....................................            -          3,565
   Issuance of debt in exchange for accrued interest......................................        5,612          6,418
   Interest income - Castle PIK Notes.....................................................       (5,119)        (5,853)
   Equity in loss of Buffington Harbor, L.L.C.............................................        1,483          1,512
   Depreciation and amortization..........................................................       41,715         42,790
   Minority interest in net loss..........................................................      (16,497)       (16,290)
   Accretion of discounts on mortgage notes...............................................        2,198          2,460
   Amortization of deferred loan costs....................................................        4,176          3,646
   Provision for losses on receivables....................................................        6,057          6,270
   Valuation allowance of CRDA investments and amortization of Indiana gaming costs.......        4,142          4,515
   Gain on disposition of property........................................................            -           (335)
   Increase in receivables................................................................       (9,892)          (321)
   Decrease (increase) in inventories.....................................................          806           (244)
   Increase in other current assets.......................................................       (5,047)        (2,706)
   Decrease (increase) in due from affiliates.............................................       11,610         (1,025)
   Increase in other assets...............................................................       (3,094)        (2,751)
   Increase in accounts payable and accrued expenses......................................        7,072          4,434
   Increase (decrease) in accrued interest payable........................................        1,649            (71)
   (Decrease) increase in other long-term liabilities.....................................       (2,904)             3
                                                                                               --------       --------
   Net cash flows provided by operating activities........................................       15,317         14,198
                                                                                               --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment, net..................................................      (13,709)       (12,681)
 Proceeds from disposition of property....................................................            -          1,087
 Investment in Buffington Harbor, L.L.C...................................................          194           (167)
 CRDA Investments.........................................................................       (6,603)        (6,737)
 Restricted cash..........................................................................        2,977          2,523
                                                                                               --------       --------
   Net cash flows used in investing activities............................................      (17,141)       (15,975)
                                                                                               --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Purchase of treasury stock...............................................................       (2,259)             -
 Issuance of long-term debt...............................................................       68,047              -
 Payment of long-term debt................................................................      (68,799)        (7,891)
 Cost of issuing debt.....................................................................       (1,589)             -
                                                                                               --------       --------
   Net cash flows used in financing activities............................................       (4,600)        (7,891)
                                                                                               --------       --------

   Net decrease in cash and cash equivalents..............................................       (6,424)        (9,668)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................................      140,328        114,757
                                                                                               --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD................................................     $133,904       $105,089
                                                                                               ========       ========

CASH INTEREST PAID........................................................................     $103,437       $104,827
                                                                                               ========       ========

Supplemental Disclosure of Non-Cash Activities:
Purchase of property and equipment under capital lease obligations........................     $  1,673       $  4,421
                                                                                               ========       ========


 The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                    ASSETS

                                                            December 31,     June 30,
                                                                1998           1999
                                                            ------------   -----------
                                                                           (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents............................       $  114,753    $  105,085
  Receivables, net.....................................           70,951        65,003
  Inventories..........................................           12,804        13,047
  Due from affiliates, net.............................           12,774        25,648
  Prepaid expenses and other current assets............           18,679        16,355
                                                              ----------    ----------
      Total Current Assets.............................          229,961       225,138

INVESTMENT IN BUFFINGTON HARBOR, L.L.C.................           40,765        39,420
INVESTMENT IN TRUMP'S CASTLE PIK NOTES.................           64,137        69,991
PROPERTY AND EQUIPMENT, NET............................        1,977,609     1,952,263
CASH RESTRICTED FOR FUTURE CONSTRUCTION................            2,523             -
DEFERRED BOND AND LOAN ISSUANCE COSTS, NET.............           37,978        34,333
DUE FROM AFFILIATES....................................           15,766         3,916
OTHER ASSETS...........................................           59,721        65,625
                                                              ----------    ----------

Total Assets...........................................       $2,428,460    $2,390,686
                                                              ==========    ==========

                            LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Current maturities of long-term debt.................       $   10,504    $   11,789
  Accounts payable and accrued expenses................          118,597       123,809
  Accrued interest payable.............................           30,379        30,308
                                                              ----------    ----------
      Total Current Liabilities........................          159,480       165,906

LONG-TERM DEBT, net of current maturities..............        1,838,492     1,842,615
OTHER LONG-TERM LIABILITIES............................           18,044        19,885
                                                              ----------    ----------
Total Liabilities......................................        2,016,016     2,028,406
                                                              ----------    ----------

PARTNERS' CAPITAL:
Partners' capital......................................          652,503       652,503
Accumulated deficit....................................         (220,524)     (270,688)
Less cost of stock of THCR.............................          (19,535)      (19,535)
                                                              ----------    ----------
Total Partners' Capital................................          412,444       362,280
                                                              ----------    ----------

Total Liabilities and Partners' Capital................       $2,428,460    $2,390,686
                                                              ==========    ==========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      TRUMP HOTELS & CASINO HOLDINGS L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                  (unaudited)
                            (dollars in thousands)

                                                   Three Months Ended         Six Months Ended
                                                         June 30,                 June 30,
                                                  --------------------     ----------------------
                                                    1998        1999          1998        1999
                                                  --------    --------     ---------    ---------
REVENUES:
  Gaming.....................................     $315,440    $330,438     $ 607,773    $ 622,221
  Rooms......................................       23,613      24,121        44,089       43,693
  Food and Beverage..........................       35,845      36,858        69,516       69,094
  Other......................................       10,751      11,291        20,424       20,540
                                                  --------    --------     ---------    ---------
  Gross Revenues.............................      385,649     402,708       741,802      755,548
  Less -- Promotional allowances.............       41,333      41,256        80,893       78,386
                                                  --------    --------     ---------    ---------
  Net Revenues...............................      344,316     361,452       660,909      677,162
                                                  --------    --------     ---------    ---------

COSTS AND EXPENSES:
  Gaming.....................................      200,923     201,366       387,054      387,287
  Rooms......................................        8,161       9,444        15,269       17,247
  Food and Beverage..........................       13,446      14,062        24,210       25,274
  General and Administrative.................       63,944      71,049       129,899      138,540
  Depreciation and Amortization..............       20,793      21,209        41,715       42,790
                                                  --------    --------     ---------    ---------
                                                   307,267     317,130       598,147      611,138
                                                  --------    --------     ---------    ---------
  Income from operations.....................       37,049      44,322        62,762       66,024
                                                  --------    --------     ---------    ---------

NON-OPERATING INCOME AND (EXPENSES):
  Interest income............................        2,038       1,669         5,147        3,311
  Interest expense...........................      (55,667)    (55,376)     (111,287)    (110,907)
  Other non-operating expense................           11        (170)         (286)      (1,460)
                                                  --------    --------     ---------    ---------
                                                   (53,618)    (53,877)     (106,426)    (109,056)
                                                  --------    --------     ---------    ---------

Loss before equity in loss of Buffington
  Harbor, L.L.C., and cumulative effect of
  change in accounting principle.............      (16,569)     (9,555)      (43,664)     (43,032)
Equity in loss of Buffington Harbor, L.L.C...         (742)       (746)       (1,483)      (1,512)
                                                  --------    --------     ---------    ---------
Loss before cumulative effect of change in
  accounting principle.......................      (17,311)    (10,301)      (45,147)     (44,544)
Cumulative effect of change in accounting
  principle..................................            -           -             -       (5,620)
                                                  --------    --------     ---------    ---------

NET LOSS.....................................     $(17,311)   $(10,301)    $ (45,147)   $ (50,164)
                                                  ========    ========     =========    =========


 The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
             CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                    FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                  (unaudited)
                            (dollars in thousands)

                                   Partners'   Accumulated       THCR
                                    Capital      Deficit      Common Stock      Total
                                    -------      -------      ------------      -----
Balance, December 31, 1998         $652,503     $(220,524)      $(19,535)      $412,444

Net Loss                                          (50,164)                      (50,164)
                                   --------     ---------       --------       --------

Balance, June 30,  1999            $652,503     $(270,688)      $(19,535)      $362,280
                                   ========     =========       ========       ========


  The accompanying notes are an integral part of this condensed consolidated financial statement.

                 TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                  THE SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                  (unaudited)
                             (dollars in thousands)

                                                                                           1998        1999
                                                                                         ---------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss........................................................................       $(45,147)   $(50,164)
  Adjustments to reconcile net loss to net cash flows from operating activities:
    Cumulative effect of change in accounting principle...........................              -       5,620
    Issuance of debt in exchange for accrued interest.............................          5,612       6,418
    Interest income - Castle PIK Notes............................................         (5,119)     (5,853)
    Equity in loss of Buffington Harbor, L.L.C....................................          1,483       1,512
    Depreciation and amortization.................................................         41,715      42,790
    Accretion of discounts on mortgage notes......................................          2,198       2,460
    Amortization of deferred loan costs...........................................          4,176       3,646
    Provision for losses on receivables...........................................          6,057       6,270
    Valuation allowance of CRDA investments and amortization of Indiana
       gaming costs...............................................................          4,142       4,515
    Gain on disposition of property...............................................              -        (335)
    Increase in receivables.......................................................         (9,892)       (321)
    Decrease (increase) in inventories............................................            806        (244)
    Increase in other current assets..............................................         (5,047)     (2,706)
    Decrease (increase) in due from affiliates....................................         11,610      (1,025)
    Increase in other assets......................................................         (3,094)     (2,751)
    Increase in accounts payable and accrued expenses.............................          7,072       4,434
    Increase (decrease) in accrued interest payable...............................          1,649         (71)
    (Decrease) increase in other long-term liabilities............................         (2,904)          3
                                                                                         --------    --------
     Net cash flows provided by operating activities..............................         15,317      14,198
                                                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net.........................................        (13,709)    (12,681)
  Proceeds from disposition of property...........................................              -       1,087
  Investment in Buffington Harbor, L.L.C..........................................            194        (167)
  CRDA Investments................................................................         (6,603)     (6,737)
  Restricted cash.................................................................          2,977       2,523
                                                                                         --------    --------
    Net cash flows used in investing activities...................................        (17,141)    (15,975)
                                                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock......................................................         (2,259)          -
  Issuance of long-term debt......................................................         68,047           -
  Payment of long-term debt.......................................................        (68,799)     (7,891)
  Cost of issuing debt............................................................         (1,589)          -
                                                                                         --------    --------
    Net cash flows used in financing activities...................................         (4,600)     (7,891)
                                                                                         --------    --------

    Net decrease in cash and cash equivalents.....................................         (6,424)     (9,668)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..................................        140,324     114,753
                                                                                         --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD........................................       $133,900    $105,085
                                                                                         ========    ========

CASH INTEREST PAID................................................................       $103,437    $104,827
                                                                                         ========    ========

Supplemental Disclosure of Non-Cash Activities:
Purchase of property and equipment under capital lease obligations................       $  1,673    $  4,421
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

(1) Organization And Operations

The accompanying condensed consolidated financial statements include those of Trump Hotels & Casino Resorts, Inc. ("THCR"), a Delaware corporation, and Trump Hotels & Casino Resorts Holdings, L.P. ("THCR Holdings"), a Delaware limited partnership, and its wholly owned subsidiaries. THCR Holdings is currently owned approximately 63.4% by THCR, as both a general and limited partner, and approximately 36.6% by Donald J. Trump ("Trump"), as a limited partner. Trump's limited partnership interest in THCR Holdings represents his economic interests in the assets and operations of THCR Holdings. Such limited partnership interest is convertible at Trump's option into 13,918,723 shares of THCR's common stock (the "THCR Common Stock") (subject to certain adjustments), representing approximately 38.5% of the outstanding shares of THCR Common Stock. Accordingly, the accompanying condensed consolidated financial statements include those of
(i) THCR and its 63.4% owned subsidiary, THCR Holdings, and (ii) THCR Holdings and its wholly owned subsidiaries.

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

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 1998 filed with the SEC.

     The casino industry in Atlantic City is seasonal in nature; accordingly, results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the operating results for a full year.

     THCR and THCR Holdings commenced operations on June 12, 1995. THCR, THCR Holdings and Trump Hotels & Casino Resorts Funding, Inc. ("THCR Funding") have no operations and their ability to service their debt is dependent on the
successful operations of its wholly owned subsidiaries:   Trump Atlantic City
Associates ("Trump AC"), which owns Trump Taj Mahal Associates ("Taj Associates") and Trump Plaza Associates ("Plaza Associates"); Trump Indiana, Inc. ("Trump Indiana") and Trump's Castle Associates, L.P. ("Castle Associates"), which operates the Trump Marina Hotel Casino ("Trump Marina"). THCR, through THCR Holdings and its subsidiaries, is the exclusive vehicle through which Trump engages in new gaming activities in emerging or established gaming jurisdictions.

   Basic and Diluted Loss Per Share

     Basic loss per share is based on the weighted average number of shares of THCR Common Stock outstanding. Diluted earnings per share are the same as basic earnings per share as common stock equivalents have not been included as they would be anti-dilutive. The shares of THCR's Class B Common Stock owned by Trump have no economic interest and therefore are not considered in the calculation of weighted average shares outstanding.

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

(2) Financial Information

        Financial information relating to THCR Funding is as follows:

                                                                         December 31,    June 30,
                                                                             1998          1999
                                                                         ------------  ------------
                                                                                       (Unaudited)

        Total Assets (including THCR Holdings' 15 1/2% Senior Secured
               Notes due 2005 ("the Senior Notes") receivable of
               $145,000,000 and accrued interest at December 31,
               1998 and June 30, 1999).................................  $145,936,000  $145,936,000
                                                                         ============  ============

        Total Liabilities and Capital (including $145,000,000 of
              Senior Notes and accrued interest payable)...............  $145,936,000  $146,936,000
                                                                         ============  ============


                                                                         Six Months Ended June 30,

                                                                             1998           1999
                                                                             ----           ----

        Interest Income from THCR Holdings.............................  $ 11,238,000  $ 11,238,000

        Interest Expense...............................................  $ 11,238,000  $ 11,238,000
                                                                         ------------  ------------

        Net Income.....................................................  $          -  $          -
                                                                         ============  ============


(3) Other Assets

     Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City. Included in other assets is $7,264,000 which Plaza Associates estimates will be recoverable on the settlement of the appeal.

(4) Change In Accounting Policy

     On April 9, 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities". The new standard amends previous guidance from the AICPA that permitted capitalization of start-up costs in certain industries and requires that all nongovernmental entities expense the costs of start-up activities as those costs are incurred. Under the SOP, the term "start-up" has been broadly defined to include pre-operating, pre-opening and organization activities. Companies must adopt the new standard in fiscal years beginning after December 15, 1998. At adoption, a company must record a cumulative effect of a change in accounting principle to write off any unamortized start-up costs that existed as of the beginning of the fiscal year in which the SOP is adopted and an operating expense for those costs which were incurred since the beginning of the fiscal year and adoption of the SOP.

     THCR adopted the new standard in the first quarter of 1999. Had THCR adopted the new standard as of June 30, 1998, the net loss of $28,650,000 for the six months ended June 30, 1998 would have increased by $663,000 for the effect of the write-off of first and second quarter capitalized costs. The corresponding earnings per share effect would increase the net loss per share as reported of $1.29 by $.03 for the write-off of first and second quarter capitalized costs to an adjusted loss per share of $1.32 for the six months ended June 30, 1998.

(5) Subsequent Event

     On July 8, 1999, THCR announced its intention to close Trump World's Fair on or after October 1, 1999. Trump World's Fair currently operates under Plaza Associates' gaming license. THCR has not yet determined the estimated cost of closing Trump World's Fair.

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

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources And Liquidity

     Cash flows from operating activities are THCR's principal source of liquidity. THCR expects to have sufficient liquidity to meet its obligations and intends to reduce debt by buying back bonds in the open market, when permissible. Cash flow is managed based upon the seasonality of the operations. Any excess cash flow achieved from operations during peak periods is utilized to subsidize non-peak periods where necessary.

     The indenture governing the Senior Notes (the "Senior Note Indenture") as well as indentures of THCR Holdings' subsidiaries restrict the ability of THCR Holdings and its subsidiaries to make distributions to partners or pay dividends, as the case may be, unless certain financial ratios are achieved. Further, THCR's future operating results are conditional and could fluctuate, given the rapidly changing competitive environment.

     In addition, the ability of Plaza Associates, Taj Associates and Castle Associates to make payments of dividends or distributions to THCR Holdings may be restricted by the New Jersey Casino Control Commission ("CCC"). Similarly, the ability of Trump Indiana to make payments of dividends or distributions to THCR Holdings may be restricted by the Indiana Gaming Commission.

     Capital expenditures for THCR were $13,709,000 and $12,681,000 for the six months ended June 30, 1998 and 1999, respectively.

Year 2000

     THCR has assessed the Year 2000 issue and has begun implementing a plan to ensure its systems are Year 2000 compliant. Analysis has been made of THCR's various customer support and internal administration systems and appropriate modifications have been made or are underway. Testing the modifications is expected to be completed during 1999. THCR is approximately 95% complete in its modifications.

     THCR believes that the issues of concern are predominantly software related as opposed to hardware related. Further, THCR relies upon third party suppliers for support of property, plant and equipment, such as communications equipment, elevators and fire safety systems. Contact has been made with all significant system suppliers and THCR is at various stages of assessment, negotiation and implementation. When necessary, contracts have been issued to update these systems so as to ensure Year 2000 compliance. The cost of addressing the Year 2000 issue is not expected to be material as modifications are being made with existing systems personnel and no significant expenditures for new hardware or software are expected. Any additional costs will be funded out of operations.

     If THCR did not assess the Year 2000 issue and provide for its compliance, it would be forced to convert to manual systems to carry on its business. Since THCR expects to be fully Year 2000 compliant, it does not feel that a contingency plan is necessary at this time. However, THCR will continually assess the situation and evaluate whether a contingency plan is necessary as the millennium approaches.

     This Year 2000 disclosure constitutes Year 2000 readiness disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act.

Results of Operations: Operating Revenues and Expenses

     All business activities of THCR and THCR Holdings are conducted by Plaza Associates, Taj Associates, Trump Marina and Trump Indiana.

     Comparison of Three-Month Periods Ended June 30, 1998 and 1999. The following tables include selected data of Plaza Associates, Taj Associates, Trump Indiana and Trump Marina.




                                                   Three Months Ended June 30, 1998
                                     ---------------------------------------------------------------------
                                        Plaza         Taj          Trump          Trump          THCR
                                     Associates   Associates      Indiana         Marina     Consolidated
                                     -----------  -----------    ----------     ----------   -------------
                                                           (dollars in millions)
Table Game Revenues................  $    23.5     $   47.6      $   8.8        $    15.2    $     95.1
Table Game Drop....................  $   156.2     $  299.9      $  55.8        $   100.8    $    612.7
Table Win Percentage...............       15.0%        15.9%        15.7%            15.0%         15.5%
Number of Table Games..............        111          153           59               91           414
Slot Revenues......................  $    69.5     $   73.7      $  26.5             45.6    $    215.2
Slot Handle........................  $   856.7     $  899.0      $ 424.0        $   561.7    $  2,741.4
Slot Win Percentage................        8.1%         8.2%         6.3%             8.1%          7.9%
Number of Slot Machines............      4,092        4,130        1,350            2,163        11,735
Other Gaming Revenues..............          -     $    4.6            -        $     0.5    $      5.1
Total Gaming Revenues..............  $    93.0     $  125.9      $  35.3        $    61.3    $    315.4


                                                   Three Months Ended June 30, 1999
                                     ---------------------------------------------------------------------
                                        Plaza         Taj          Trump          Trump          THCR
                                     Associates   Associates      Indiana         Marina     Consolidated
                                     ----------   -----------    ----------     ----------   -------------
                                                           (dollars in millions)
Table Game Revenues................  $    23.2    $    44.8      $   7.9        $    19.6    $     95.5
Incr (Decr) over prior period......  $    (0.3)   $    (2.8)     $  (0.9)       $     4.4    $      0.4
Table Game Drop....................  $   153.9    $   269.7      $  46.8        $   126.0    $    596.4
Incr (Decr) over prior period......  $    (2.3)   $   (30.2)     $  (9.0)       $    25.2    $    (16.3)
Table Win Percentage...............       15.1%        16.6%        17.0%            15.5%         16.0%
Increase over prior period.........     0.1pts.      0.7pts.      1.3pts.          0.5pts.       0.5pts.
Number of Table Games..............        100          149           52               85           386
Decrease over prior period.........        (11)          (4)          (7)              (6)          (28)
Slot Revenues......................  $    70.7    $    81.6      $  27.6        $    48.8    $    228.6
Increase over prior period.........  $     1.2    $     7.9      $   1.1        $     3.2    $     13.4
Slot Handle........................  $   884.8    $ 1,012.8      $ 418.1        $   626.0    $  2,941.7
Incr (Decr) over prior period......  $    28.1    $   113.8      $  (5.9)       $    64.3    $    200.3
Slot Win Percentage................        8.0%         8.1%         6.6%             7.8%          7.8%
Incr (Decr) over prior period......   (0.1)pts.    (0.1)pts.      0.3pts.        (0.3)pts.     (0.1)pts.
Number of Slot Machines............      4,223        4,240        1,310            2,133        11,906
Incr (Decr) over prior period......        131          110          (40)             (30)          171
Other Gaming Revenues..............          -    $     5.5            -        $     0.8    $      6.3
Increase over prior period.........          -    $     0.9            -        $     0.3    $      1.2
Total Gaming Revenues..............  $    93.9    $   131.9      $  35.5        $    69.2    $    330.4
Increase Over Prior Period.........  $     0.9    $     6.0      $   0.2        $     7.9    $     15.0

  Gaming revenues are the primary source of THCR's revenues. The year over year increase in gaming revenues was due primarily to an increase in slot revenues, partially offset by a decrease in table game revenues due to a decline in high-end international table game players due to Asian economic conditions. Table games revenues represent the amount retained by THCR from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table win percentages were 14.9% and 15.4% for the quarters ended June 30, 1998 and 1999, respectively.

  General and administrative expenses were $71,049,000 for the three months ended June 30, 1999, an increase of $7,105,000 or 11.1% from $63,944,000 for the comparable period in 1998. This increase is primarily the result of higher entertainment and insurance costs.

  Comparison of Six-Month Periods Ended June 30, 1998 and 1999. The following tables include selected data of Plaza Associates, Taj Associates, Trump Indiana and Trump Marina.


                                                 Six Months Ended June 30, 1998
                                                --------------------------------
                                     Plaza         Taj          Trump        Trump        THCR
                                    Associates  Associates     Indiana      Marina    Consolidated
                                    ---------- -----------    ---------    ---------  ------------
                                                        (dollars in millions)
Table Game Revenues.............    $   48.4     $   89.2     $   17.2     $   32.8   $     187.6
Table Game Drop.................    $  307.8     $  574.6     $  107.0     $  212.6   $   1,202.0
Table Win Percentage............        15.7%        15.5%        16.1%        15.4%         15.6%
Number of Table Games...........         114          154           59           93           420
Slot Revenues...................    $  131.9     $  142.0     $   45.9     $   90.4   $     410.2
Slot Handle.....................    $1,633.0     $1,731.0     $  728.8     $1,113.6   $   5,206.4
Slot Win Percentage.............         8.1%         8.2%         6.3%         8.1%          7.9%
Number of Slot Machines.........       4,084        4,137        1,356        2,159        11,736
Other Gaming Revenues...........           -     $    9.2            -     $    0.8   $      10.0
Total Gaming Revenues...........    $  180.3     $  240.4     $   63.1     $  124.0   $     607.8

                                                   Six Months Ended June 30, 1999
                                                  --------------------------------
                                       Plaza         Taj       Trump         Trump          THCR
                                    Associates   Associates    Indiana       Marina     Consolidated
                                    ----------   ----------   ---------    ---------    ------------
                                                        (dollars in millions)
Table Game Revenues.............    $   44.8     $   83.6     $   16.4     $   35.0     $    179.8
Incr (Decr) over prior period...    $   (3.6)    $   (5.6)    $   (0.8)    $    2.2     $     (7.8)
Table Game Drop.................    $  293.9     $  504.2     $   98.2     $  227.3     $  1,123.6
Incr (Decr) over prior period...    $  (13.9)    $  (70.4)    $   (8.8)    $   14.7     $    (78.4)
Table Win Percentage............        15.3%        16.6%        16.8%        15.4%          16.0%
Incr (Decr) over prior period...    (0.4)pts.      1.1pts.      0.7pts.      0.0pts.        0.4pts.
Number of Table Games...........         102          148           52           88            390
Decrease over prior period......         (12)          (6)          (7)          (5)           (30)
Slot Revenues...................    $  131.4     $  150.6     $   54.8     $   94.1     $    430.9
Incr (Decr) over prior period...    $   (0.5)    $    8.6     $    8.9     $    3.7     $     20.7
Slot Handle.....................    $1,655.4     $1,898.0     $  859.6     $1,178.6     $  5,591.6
Increase over prior period......    $   22.4     $  167.0     $  130.8     $   65.0     $    385.2
Slot Win Percentage.............         7.9%         7.9%         6.4%         8.0%           7.7%
Incr (Decr) over prior period...    (0.2)pts.    (0.3)pts.      0.1pts.    (0.1)pts.      (0.2)pts.
Number of Slot Machines.........       4,213        4,207        1,310        2,155         11,885
Incr (Decr) over prior period...         129           70          (46)          (4)           149
Other Gaming Revenues...........           -         10.5            -          1.0           11.5
Increase over prior period......           -          1.3            -           .2            1.5
Total Gaming Revenues...........    $  176.2     $  244.7     $   71.2     $  130.1     $    622.2
Incr (Decr) Over Prior Period...    $   (4.1)    $    4.3     $    8.1     $    6.1     $     14.4

  Gaming revenues are the primary source of THCR's revenues. The year over year increase in gaming revenues was due primarily to an increase in slot revenues, offset by a decline in high-end international table game players due to Asian economic conditions and Taj Associates' last year results which included an unusual $8 million dollar table game win from one premium player. Table games revenues represent the amount retained by THCR from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table win percentages were 15.2% and 15.7% for the six months ended June 30, 1998 and 1999, respectively.

  General and administrative expenses were $138,540,000 for the six months ended June 30, 1999, an increase of $8,641,000 or 6.7% from $129,899,000 for the comparable period in 1998. This increase is primarily the result of higher entertainment and insurance costs.


  Non-operating expense includes the $1,334,000 jury settlement awarded on March 3, 1999 to residents of Indiana who had asserted claims to ownership of 7.5% of the value of Trump Indiana.

Seasonality

The casino industry in Atlantic City and Indiana is seasonal in nature; accordingly, the results of operations for the three and six month periods ending June 30, 1999 are not necessarily indicative of the operating results for a full year.

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

ITEM 3-- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Management has reviewed the disclosure requirements for Item 3 and, based upon THCR, THCR Funding and THCR Holdings' current capital structure, scope of operations and financial statement structure, management believes that such disclosure is not warranted at this time. Since conditions may change, THCR, THCR Funding and THCR Holdings will periodically review their compliance with this disclosure requirement to the extent applicable.

                          PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

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

     Other Litigation. On March 13, 1997, THCR filed a lawsuit in the United States District Court, District of New Jersey, against Mirage, the State of New Jersey ("State"), the New Jersey Department of Transportation ("NJDOT"), the South Jersey Transportation Authority ("SJTA"), the Casino Reinvestment Development Authority (the "CRDA"), the New Jersey Transportation Trust Fund Authority and others. THCR was seeking declaratory and injunctive relief to recognize and prevent violations by the defendants of the casino clause of the New Jersey State Constitution and various federal securities and environmental laws relating to proposed infrastructure improvements in the Atlantic City marina area. While this action was pending, defendants State and the CRDA then filed an action in the New Jersey State Court seeking a declaratory judgment as to the claim relating to the casino clause of the New Jersey State Constitution. On May 1, 1997, the United States District Court dismissed the federal claims and ruled that the State constitutional claims should be pursued in State Court. On April 2, 1998, the United States Court of Appeals for the Third Circuit affirmed the dismissal and THCR's petition to the Third Circuit for a rehearing was denied. On May 14, 1997, the State Court granted judgment in favor of the State and the CRDA. On March 20, 1998, the Appellate Division affirmed. THCR has appealed in the State Supreme Court, which heard argument on January 21, 1999. The State Supreme Court affirmed on August 2, 1999, with two justices dissenting.

     On June 26, 1997, THCR filed an action against NJDOT, SJTA, Mirage and others, in the Superior Court of

New Jersey, Chancery Division, Atlantic County (the "Chancery Division Action"). THCR is seeking to declare unlawful and enjoin certain actions and omissions of the defendants arising out of and relating to a certain Road Development Agreement dated as of January 10, 1997, by and among NJDOT, SJTA and Mirage (the "Road Development Agreement") and the public funding of a certain road and a tunnel project to be constructed in Atlantic City, as further described in the Road Development Agreement. THCR moved to consolidate this action with other previously filed related actions. Defendants opposed THCR's motion to consolidate the Chancery Division Action, initially moved to dismiss this action on procedural grounds and subsequently moved to dismiss this action on substantive ground. On October 20, 1997, the Chancery Court denied the defendants' motion to dismiss this action on procedural grounds, but entered summary judgment dismissing this action on substantive grounds. On June 9, 1999, the Appellate Division affirmed. On July 14, 1999, THCR filed a petition for Certification seeking review of the Appellate Division's decision in the State Supreme Court, where it is currently pending.

     On June 26, 1997, THCR also filed an action, in lieu of prerogative writs, against the CRDA, in the Superior Court of New Jersey, Law Division, Atlantic County, seeking review of the CRDA's April 15, 1997 approval of funding ($120 million principal amount plus interest) for the road and tunnel project discussed above, a declaratory judgement that the said project is not eligible for such CRDA funding, and an injunction prohibiting the CRDA from contributing such funding to that said project. Defendants moved to dismiss this action on procedural grounds and also sought to transfer this action to New Jersey's Appellate Division. On October 3, 1997, this action was so transferred. On June 9, 1999, the Appellate Division issued an opinion affirming the trial court's ruling in the Chancery Division Action and ruling in favor of CRDA in the Law Division Action. On July 14, 1999, THCR filed a Petition for Certification in the New Jersey Supreme Court seeking review of the Appellate Division's decision as to both actions.

     On September 9, 1997, Mirage filed a complaint against Trump, THCR and Hilton Hotels Corporation in the United States District Court for the Southern District of New York. The complaint seeks damages for alleged violations of antitrust laws, tortious interference with prospective economic advantage and tortious inducement of a break of fiduciary duties arising out of activities purportedly engaged in by defendants in furtherance of an alleged conspiracy to impede Mirage's efforts to build a casino resort in the Marina district of Atlantic City, New Jersey. Among other things, Mirage contends that the defendants filed several frivolous lawsuits and funded others that challenge the proposed state funding mechanisms for the construction of a proposed roadway and tunnel that would be paid for chiefly through government funds and which would link the Atlantic City Expressway with the site of Mirage's proposed new casino resort. On November 10, 1997, THCR and Trump moved to dismiss the complaint. On December 18, 1998, the Court denied the motion to dismiss brought by Trump and THCR. On July 2, 1999, Trump, THCR, and Hilton filed a joint motion to transfer the case to federal court in New Jersey. The transfer motion is pending.

     Steiner Action. On or about July 30, 1999, William K. Steiner, a stockholder of THCR, filed a derivative action in the Court of Chancery in Delaware (Civil Action No. 17336NC) against each member of the Board of Directors of THCR. The plaintiff claims that the directors breached their fiduciary duties by approving certain loans from THCR to Trump. The complaint seeks to rescind the loans, and also seeks an order requiring the defendants to account to THCR for losses and damages allegedly resulting from the loans. The defendants have not yet responded to the complaint, but intend to defend vigorously the allegations against them.

     Various other legal proceedings are now pending against THCR. Except as set forth herein and in THCR's Annual Report on Form 10-K for the year ended December 31, 1998, THCR considers all such proceedings to be ordinary litigation incident to the character of its business and not material to its business or financial condition. THCR believes that the resolution of these claims, to the extent not covered by insurance, will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations of THCR.

     From time to time, Plaza Associates, Taj Associates, Castle Associates and Trump Indiana may be involved in routine administrative proceedings involving alleged violations of certain provisions of the New Jersey Casino Control Act (the"Casino Control Act") and the Riverboat Gambling Act, as the case may be. However, management believes that the final outcome of these proceedings will not, either individually or in the aggregate, have a material adverse effect on THCR or on the ability of Plaza Associates, Taj Associates, Castle Associates or Trump Indiana to otherwise retain or renew any casino or other licenses required under the Casino Control Act or the Indiana Riverboat Act, as the case may be, for the operation of Trump Plaza, the Trump Taj Mahal, Trump Marina and the Trump Indiana Riverboat, respectively.

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS
     None.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None

ITEM 5 -- OTHER INFORMATION
     None.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits:

     Exhibit No.           Description of Exhibit
     -----------           ----------------------
      27.1(1)     Financial Data Schedule of Trump Hotels & Casino Resorts, Inc.
      27.2(2)     Financial Data Schedule of Trump Hotels & Casino Resorts
                    Holdings, L.P.
      27.3(2)     Financial Data Schedule of Trump Hotels & Casino Resorts
                    Funding, Inc.

     (1) Filed only with the Quarterly Report on Form 10-Q of THCR for the quarter ended June 30, 1999.
     (2) Filed only with the Quarterly Report on Form 10-Q of THCR Holdings and THCR Funding for the quarter ended June 30, 1999.

     b. Current Reports on Form 8-K:

     The Registrants did not file any Current Reports on Form 8-K during the period beginning April 1, 1999 ending June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               TRUMP HOTELS & CASINO RESORTS, INC.
                                   (Registrant)

Date: August 13, 1999
                               By:/s/ FRANCIS X. MCCARTHY, JR.
                                  --------------------------------------------
                                     Francis X. McCarthy, Jr.
                                     Executive Vice President of Finance and
                                     Chief Financial Officer
                                     (Duly Authorized Officer And Principal
                                     Financial Officer)

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                    (Registrant)

Date: August 13, 1999
                                By: TRUMP HOTELS & CASINO RESORTS, INC.,
                                         its general partner


                             By: /s/ FRANCIS X. MCCARTHY, JR.
                                ---------------------------------------------
                                    Francis X. McCarthy, Jr.
                                    Executive Vice President of Finance and
                                    Chief Financial Officer
                                    (Duly Authorized Officer And
                                    Principal Financial Officer)

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
                                       (Registrant)

Date: August 13, 1999

                                  By:/s/ FRANCIS X. MCCARTHY, JR.
                                     -------------------------------------
                                         Francis X. McCarthy, Jr.
                                         Executive Vice President of Finance and
                                         Chief Financial Officer
                                         (Duly Authorized Officer And Principal
                                         Financial Officer)