Form 10-Q
period 1999-09-30
TRUMP HOTELS & CASINO RESORTS INC
filed 1999-11-04
CIK 943320

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
       [x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 1999
                                       OR
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

       Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject
    to such filing requirements for the past 90 days.     Yes  X      No
                                                              ---        ---
       The number of outstanding shares of Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts, Inc. as of November 4, 1999 was 22,195,256.
       The number of outstanding shares of Class B Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts, Inc. as of November 4, 1999 was 1,000.
       The number of outstanding shares of Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts Funding, Inc. as of November 4,
    1999 was 100.

================================================================================

                      TRUMP HOTELS & CASINO RESORTS, INC.,
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                      AND
                  TRUMP HOTELS & CASINO RESORTS FUNDING, INC.


                               INDEX TO FORM 10-Q


PART I  --  FINANCIAL INFORMATION

ITEM 1 --   Financial Statements                                                                                            Page No.
                                                                                                                            --------

            Condensed Consolidated Balance Sheets of Trump Hotels & Casino Resorts, Inc.
            as of December 31, 1998 and September 30, 1999 (unaudited)                                                          1

            Condensed Consolidated Statements of Operations of Trump Hotels & Casino Resorts, Inc.
            for the Three and Nine Months Ended September 30, 1998 and 1999 (unaudited)                                         2

            Condensed Consolidated Statement of Stockholders' Equity of Trump Hotels & Casino Resorts, Inc.
            for the Nine  Months Ended September 30, 1999 (unaudited)                                                           3

            Condensed Consolidated Statements of Cash Flows of Trump Hotels & Casino Resorts, Inc.
            for the Nine  Months Ended September 30, 1998 and 1999 (unaudited)                                                  4

            Condensed Consolidated Balance Sheets of Trump Hotels & Casino Resorts Holdings, L.P.
            as of December 31, 1998 and  September 30,  1999 (unaudited)                                                        5

            Condensed Consolidated Statements of Operations of Trump Hotels & Casino Resorts Holdings, L.P.
            for the Three and Nine Months Ended September 30, 1998 and 1999 (unaudited)                                         6

            Condensed Consolidated Statement of Partners' Capital of Trump Hotels & Casino Resorts
            Holdings, L.P.  for the Nine Months Ended September 30, 1999 (unaudited)                                            7

            Condensed Consolidated Statements of Cash Flows of Trump Hotels & Casino Resorts Holdings, L.P.
            for the Nine Months Ended September 30, 1998 and 1999 (unaudited)                                                   8

            Notes to Condensed Consolidated Financial Statements of Trump Hotels & Casino Resorts, Inc.,
            Trump Hotels & Casino Resorts Holdings, L.P. and Trump Hotels & Casino Resorts
            Funding, Inc. (unaudited)                                                                                           9

ITEM 2  --  Management's Discussion and Analysis of Financial Condition and Results
            of Operations                                                                                                       12

ITEM 3  --  Quantitative and Qualitative Disclosures About Market Risk                                                          16

                      TRUMP HOTELS & CASINO RESORTS, INC.
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                      AND
                  TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

                           INDEX TO FORM 10-Q CONT'D


                                                                    Page No.
                                                                    --------

PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings                                            16
ITEM 2 -- Changes in Securities and Use of Proceeds                    16
ITEM 3 -- Defaults Upon Senior Securities                              16
ITEM 4 -- Submission of Matters to a Vote of Security Holders          16
ITEM 5 -- Other Information                                            17
ITEM 6 -- Exhibits and Reports on Form 8-K                             17

SIGNATURES

Signature -- Trump Hotels & Casino Resorts, Inc.                       18
Signature -- Trump Hotels & Casino Resorts Holdings, L.P.              19
Signature -- Trump Hotels & Casino Resorts Funding, Inc.               20

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      TRUMP HOTELS & CASINO RESORTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (dollars in thousands, except share data)


                                     ASSETS

                                                     December 31, September 30,
                                                         1998          1999
                                                     ------------ -------------
                                                                   (unaudited)

CURRENT ASSETS:
 Cash and cash equivalents............................ $  114,757    $  179,611
 Receivables, net.....................................     70,951        60,159
 Inventories..........................................     12,804        12,848
 Due from affiliates, net.............................     12,774        24,230
 Prepaid expenses and other current assets............     18,679        12,942
                                                       ----------    ----------
     Total Current Assets.............................    229,965       289,790

INVESTMENT IN BUFFINGTON HARBOR, L.L.C................     40,765        38,854
INVESTMENT IN TRUMP'S CASTLE PIK NOTES................     64,137        73,067
PROPERTY AND EQUIPMENT, NET...........................  1,977,609     1,865,236
CASH RESTRICTED FOR FUTURE CONSTRUCTION...............      2,523             -
DEFERRED BOND AND LOAN ISSUANCE COSTS, NET............     37,978        32,579
DUE FROM AFFILIATES...................................     15,766         3,955
OTHER ASSETS..........................................     59,721        62,822
                                                       ----------    ----------

Total Assets.......................................... $2,428,464    $2,366,303
                                                       ==========    ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current maturities of long-term debt................. $   10,504    $   14,346
 Accounts payable and accrued expenses................    118,597       143,480
 Accrued interest payable.............................     30,379        81,316
                                                       ----------    ----------
     Total Current Liabilities........................    159,480       239,142

LONG-TERM DEBT, net of current maturities.............  1,838,492     1,847,062
OTHER LONG-TERM LIABILITIES...........................     18,044        24,184
                                                       ----------    ----------
Total Liabilities.....................................  2,016,016     2,110,388
                                                       ----------    ----------

MINORITY INTEREST.....................................    125,540        68,296

STOCKHOLDERS' EQUITY:
 Common Stock, $.01 par value, 75,000,000 shares
  authorized, 24,206,756 issued and outstanding.......        242           242
 Class B Common Stock, $.01 par value, 1,000 shares
  authorized, issued and outstanding..................          -             -
 Additional Paid in Capital...........................    455,645       455,645
 Accumulated Deficit..................................   (149,444)     (248,733)
 Less treasury stock, 2,011,500 shares of THCR Common
  Stock, at cost......................................    (19,535)      (19,535)
                                                       ----------    ----------
Total Stockholders' Equity............................    286,908       187,619
                                                       ----------    ----------

Total Liabilities and Stockholders' Equity............ $2,428,464    $2,366,303
                                                       ==========    ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      TRUMP HOTELS & CASINO RESORTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                  (unaudited)
                   (dollars in thousands, except share data)

                                                          Three Months Ended              Nine Months Ended
                                                             September 30,                  September 30,
                                                       --------------------------  ----------------------------------
                                                           1998          1999           1998              1999
                                                       ------------  ------------  --------------  ------------------
REVENUE:
 Gaming..............................................  $   364,172   $   350,308     $   971,945         $   972,529
 Rooms...............................................       26,841        28,569          70,930              72,262
 Food and Beverage...................................       40,927        40,429         110,443             109,523
 Other...............................................       13,132        30,902          33,556              51,442
                                                       -----------   -----------     -----------         -----------
 Gross Revenues......................................      445,072       450,208       1,186,874           1,205,756
 Less -- Promotional allowances......................       47,685        47,136         128,578             125,522
                                                       -----------   -----------     -----------         -----------
 Net Revenues........................................      397,387       403,072       1,058,296           1,080,234
                                                       -----------   -----------     -----------         -----------

COSTS AND EXPENSES:
 Gaming..............................................      220,846       210,945         607,901             598,238
 Rooms...............................................        8,470         8,930          23,739              26,177
 Food and Beverage...................................       13,989        14,901          38,199              40,175
 General and Administrative..........................       70,536        70,213         200,548             209,212
 Depreciation and Amortization.......................       21,058        21,041          62,657              63,367
 Trump World's Fair Closing Costs....................            -       128,375               -             128,375
                                                       -----------   -----------     -----------         -----------
                                                           334,899       454,405         933,044           1,065,544
                                                       -----------   -----------     -----------         -----------
 Income (loss) from operations.......................       62,488       (51,333)        125,252              14,690
                                                       -----------   -----------     -----------         -----------

NON-OPERATING INCOME AND (EXPENSES):
 Interest income.....................................        2,019         1,833           7,166               5,143
 Interest expense....................................      (55,390)      (55,876)       (166,679)           (166,781)
 Other non-operating expense.........................            -          (259)           (286)             (1,719)
                                                       -----------   -----------     -----------         -----------
                                                           (53,371)      (54,302)       (159,799)           (163,357)
                                                       -----------   -----------     -----------         -----------
Income (Loss) before equity in loss of Buffington
 Harbor, L.L.C.,minority interest, and cumulative
 effect of change in accounting principle............        9,117      (105,635)        (34,547)           (148,667)
Equity in loss of Buffington Harbor, L.L.C...........         (742)         (734)         (2,225)             (2,246)
                                                       -----------   -----------     -----------         -----------
Income (Loss) before minority interest and
 cumulative effect of change in accounting
 principle...........................................        8,375      (106,369)        (36,772)           (150,913)
Minority Interest....................................       (3,063)       38,899          13,434              55,189
                                                       -----------   -----------     -----------         -----------
Income (Loss) before cumulative effect of change
 in accounting principle.............................        5,312       (67,470)        (23,338)            (95,724)
Cumulative effect of change in accounting principle
 ($5,620), net of minority interest ($2,055).........            -             -               -              (3,565)
                                                       -----------   -----------     -----------         -----------

NET INCOME (LOSS)....................................  $     5,312   $   (67,470)    $   (23,338)        $   (99,289)
                                                       ===========   ===========     ===========         ===========

Basic and diluted earnings (loss) per share
 before cumulative effect of change in accounting
 principle...........................................         $.24        $(3.04)         $(1.05)             $(4.31)

Cumulative effect of change in accounting
 principle...........................................            -             -               -                (.16)
                                                       -----------   -----------     -----------         -----------

Basic and diluted earnings (loss) per share..........         $.24        $(3.04)        $(1.05)              $(4.47)
                                                       ===========   ===========     ===========         ===========

Average number of shares outstanding.................   22,195,256    22,195,256      22,206,428          22,195,256
                                                       ===========   ===========     ===========         ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      TRUMP HOTELS & CASINO RESORTS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (unaudited)
                             (dollars in thousands)


                               Number of Shares
                               ------------------
                                                   Common Additional
                                           Class B Stock   Paid in   Accumulated   Treasury
                               Common      Common  Amount  Capital     Deficit       Stock     Total
                               ----------  ------  ------  --------  ------------  ---------  --------

Balance, December 31, 1998...  24,206,756   1,000    $242  $455,645    $(149,444)  $(19,535)  $286,908

Net Loss.....................                                            (99,289)              (99,289)
                               ----------   -----  ------  --------  -----------   --------   --------

Balance, September 30, 1999..  24,206,756   1,000    $242  $455,645    $(248,733)  $(19,535)  $187,619
                               ==========   =====  ======  ========  ===========   ========   ========




   The accompanying notes are an integral part of this condensed consolidated financial statement.

                      TRUMP HOTELS & CASINO RESORTS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                  (unaudited)
                             (dollars in thousands)

                                                                                     1998        1999
                                                                                   ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss........................................................................  $(23,338)   $(99,289)
 Adjustments to reconcile net loss to net cash flows from operating activities:
  Cumulative effect of change in accounting principle............................         -       3,565
  Issuance of debt in exchange for accrued interest..............................     5,612       6,418
  Interest income - Castle PIK Notes.............................................    (7,809)     (8,930)
  Equity in loss of Buffington Harbor, L.L.C.....................................     2,225       2,246
  Depreciation and amortization..................................................    62,657      63,367
  Minority interest in net loss..................................................   (13,434)    (55,189)
  Accretion of discounts on mortgage notes.......................................     3,343       3,738
  Amortization of deferred loan costs............................................     5,997       5,398
  Provision for losses on receivables............................................    10,510      10,581
  Valuation allowance of CRDA investments and amortization of Indiana
   gaming costs..................................................................     6,463       7,050
  Gain on disposition of property................................................         -        (385)
  Gain on property received upon termination of lease............................         -     (17,200)
  Write-off of net book value of Trump World's Fair assets.......................         -      97,682
 (Increase) decrease in receivables..............................................   (14,022)        211
 Increase in inventories.........................................................      (453)        (44)
 (Increase) decrease in other current assets.....................................    (5,601)        663
 Decrease in due from affiliates.................................................       552         355
 Increase in other assets........................................................    (9,997)       (174)
 Increase in accounts payable and accrued expenses...............................     9,967      24,192
 Increase in accrued interest payable............................................    52,622      50,937
 (Decrease) increase in other long-term liabilities..............................      (366)      3,364
                                                                                   --------    --------
   Net cash flows provided by operating activities...............................    84,928      98,556
                                                                                   --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment, net of property received on lease
   termination...................................................................   (25,772)    (18,669)
  Proceeds from disposition of property..........................................         -       4,502
  Investment in Buffington Harbor, L.L.C.........................................        88        (335)
  CRDA Investments...............................................................   (10,272)    (10,524)
  Restricted cash................................................................     6,013       2,523
                                                                                   --------    --------
   Net cash flows used in investing activities...................................   (29,943)    (22,503)
                                                                                   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock.....................................................    (2,259)          -
  Issuance of long-term debt.....................................................    68,164           -
  Payment of long-term debt......................................................   (72,992)    (11,199)
  Cost of issuing debt...........................................................      (628)          -
                                                                                   --------    --------
   Net cash flows used in financing activities...................................    (7,715)    (11,199)
                                                                                   --------    --------

   Net increase in cash and cash equivalents.....................................    47,270      64,854

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.................................   140,328     114,757
                                                                                   --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................................  $187,598    $179,611
                                                                                   ========    ========

CASH INTEREST PAID...............................................................  $104,710    $106,138
                                                                                   ========    ========

Supplemental Disclosure of Non-Cash Activities:
Purchase of property and equipment under capital lease obligations...............  $  2,192    $ 12,677
                                                                                   ========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                     ASSETS

                                              December 31,  September 30,
                                                  1998           1999
                                              ------------  --------------
                                                             (unaudited)
CURRENT ASSETS:
 Cash and cash equivalents..................    $  114,753     $  179,607
 Receivables, net...........................        70,951         60,159
 Inventories................................        12,804         12,848
 Due from affiliates, net...................        12,774         24,230
 Prepaid expenses and other current assets..        18,679         12,942
                                                ----------     ----------
     Total Current Assets...................       229,961        289,786

INVESTMENT IN BUFFINGTON HARBOR, L.L.C......        40,765         38,854
INVESTMENT IN TRUMP'S CASTLE PIK NOTES......        64,137         73,067
PROPERTY AND EQUIPMENT, NET.................     1,977,609      1,865,236
CASH RESTRICTED FOR FUTURE CONSTRUCTION.....         2,523              -
DEFERRED BOND AND LOAN ISSUANCE COSTS, NET..        37,978         32,579
DUE FROM AFFILIATES.........................        15,766          3,955
OTHER ASSETS................................        59,721         62,822
                                                ----------     ----------

Total Assets................................    $2,428,460     $2,366,299
                                                ==========     ==========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
 Current maturities of long-term debt......   $   10,504    $   14,346
 Accounts payable and accrued expenses.....      118,597       143,480
 Accrued interest payable..................       30,379        81,316
                                              ----------    ----------
     Total Current Liabilities.............      159,480       239,142

LONG-TERM DEBT, net of current maturities..    1,838,492     1,847,062
OTHER LONG-TERM LIABILITIES................       18,044        24,184
                                              ----------    ----------
Total Liabilities..........................    2,016,016     2,110,388
                                              ----------    ----------

PARTNERS' CAPITAL:
Partners' capital..........................      652,503       652,503
Accumulated deficit........................     (220,524)     (377,057)
Less cost of stock of THCR.................      (19,535)     ( 19,535)
                                              ----------    ----------
Total Partners' Capital....................      412,444       255,911
                                              ----------    ----------

Total Liabilities and Partners' Capital....   $2,428,460    $2,366,299
                                              ==========    ==========




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                  (unaudited)
                             (dollars in thousands)

                                                           Three Months Ended         Nine Months Ended
                                                              September 30,              September 30,
                                                       --------------------------  ------------------------
                                                            1998          1999        1998         1999
                                                       --------------  ----------  -----------  -----------
REVENUES:
 Gaming..............................................       $364,172   $ 350,308   $  971,945   $  972,529
 Rooms...............................................         26,841      28,569       70,930       72,262
 Food and Beverage...................................         40,927      40,429      110,443      109,523
 Other...............................................         13,132      30,902       33,556       51,442
                                                            --------   ---------   ----------   ----------
 Gross Revenues......................................        445,072     450,208    1,186,874    1,205,756
 Less -- Promotional allowances......................         47,685      47,136      128,578      125,522
                                                            --------   ---------   ----------   ----------
 Net Revenues........................................        397,387     403,072    1,058,296    1,080,234
                                                            --------   ---------   ----------   ----------

COSTS AND EXPENSES:
 Gaming..............................................        220,846     210,945      607,901      598,238
 Rooms...............................................          8,470       8,930       23,739       26,177
 Food and Beverage...................................         13,989      14,901       38,199       40,175
 General and Administrative..........................         70,536      70,213      200,548      209,212
 Depreciation and Amortization.......................         21,058      21,041       62,657       63,367
 Trump World's Fair Closing Costs....................              -     128,375            -      128,375
                                                            --------   ---------   ----------   ----------
                                                             334,899     454,405      933,044    1,065,544
                                                            --------   ---------   ----------   ----------
 Income (loss) from operations.......................         62,488     (51,333)     125,252       14,690
                                                            --------   ---------   ----------   ----------

NON-OPERATING INCOME AND (EXPENSES):
 Interest income.....................................          2,019       1,833        7,166        5,143
 Interest expense....................................        (55,390)    (55,876)    (166,679)    (166,781)
 Other non-operating expense.........................              -        (259)        (286)      (1,719)
                                                            --------   ---------   ----------   ----------
                                                             (53,371)    (54,302)    (159,799)    (163,357)
                                                            --------   ---------   ----------   ----------
Income (Loss) before equity in loss of Buffington
 Harbor, L.L.C., and cumulative effect of change
 in accounting principle.............................          9,117    (105,635)     (34,547)    (148,667)
Equity in loss of Buffington Harbor, L.L.C...........           (742)       (734)      (2,225)      (2,246)
                                                            --------   ---------   ----------   ----------
Income (Loss) before cumulative effect of change in
 accounting principle................................          8,375    (106,369)     (36,772)    (150,913)
Cumulative effect of change in accounting
 principle...........................................              -           -            -       (5,620)
                                                            --------   ---------   ----------   ----------

NET INCOME (LOSS)....................................       $  8,375   $(106,369)  $  (36,772)  $ (156,533)
                                                            ========   =========   ==========   ==========




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
             CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (unaudited)
                             (dollars in thousands)



                              Partners'   Accumulated       THCR
                               Capital      Deficit     Common Stock    Total
                               -------      -------     ------------    -----


Balance, December 31, 1998     $652,503    $(220,524)     $(19,535)    $412,444


Net Loss...................                 (156,533)                  (156,533)
                              ---------    ---------      --------     --------

Balance, September 30, 1999    $652,503    $(377,057)     $(19,535)    $255,911
                              =========    =========      ========     ========



   The accompanying notes are an integral part of this condensed consolidated financial statement.

                 TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                  (unaudited)
                             (dollars in thousands)

                                                                                     1998        1999
                                                                                   ---------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss........................................................................  $(36,772)   $(156,533)
 Adjustments to reconcile net loss to net cash flows from operating activities:
  Cumulative effect of change in accounting principle............................         -        5,620
  Issuance of debt in exchange for accrued interest..............................     5,612        6,418
  Interest income - Castle PIK Notes.............................................    (7,809)      (8,930)
  Equity in loss of Buffington Harbor, L.L.C.....................................     2,225        2,246
  Depreciation and amortization..................................................    62,657       63,367
  Accretion of discounts on mortgage notes.......................................     3,343        3,738
  Amortization of deferred loan costs............................................     5,997        5,398
  Provision for losses on receivables............................................    10,510       10,581
  Valuation allowance of CRDA investments and amortization of Indiana
   gaming costs..................................................................     6,463        7,050
  Gain on disposition of property................................................         -         (385)
  Gain on property received upon termination of lease............................         -      (17,200)
  Write-off of net book value of Trump World's Fair assets.......................         -       97,682
 (Increase) decrease in receivables..............................................   (14,022)         211
 Increase in inventories.........................................................      (453)         (44)
 (Increase) decrease in other current assets.....................................    (5,601)         663
 Decrease in due from affiliates.................................................       552          355
 Increase in other assets........................................................    (9,997)        (174)
 Increase in accounts payable and accrued expenses...............................     9,967       24,192
 Increase in accrued interest payable............................................    52,622       50,937
 (Decrease) increase in other long-term liabilities..............................      (366)       3,364
                                                                                   --------    ---------
   Net cash flows provided by operating activities...............................    84,928       98,556
                                                                                   --------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment, net of property received on lease
   termination...................................................................   (25,772)     (18,669)
  Proceeds from disposition of property..........................................         -        4,502
  Investment in Buffington Harbor, L.L.C.........................................        88         (335)
  CRDA Investments...............................................................   (10,272)     (10,524)
  Restricted cash................................................................     6,013        2,523
                                                                                   --------    ---------
   Net cash flows used in investing activities...................................   (29,943)     (22,503)
                                                                                   --------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock.....................................................    (2,259)           -
  Issuance of long-term debt.....................................................    68,164            -
  Payment of long-term debt......................................................   (72,992)     (11,199)
  Cost of issuing debt...........................................................      (628)           -
                                                                                   --------    ---------
   Net cash flows used in financing activities...................................    (7,715)     (11,199)
                                                                                   --------    ---------

   Net increase in cash and cash equivalents.....................................    47,270       64,854

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.................................   140,324      114,753
                                                                                   --------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................................  $187,594    $ 179,607
                                                                                   ========    =========

CASH INTEREST PAID...............................................................  $104,710    $ 106,138
                                                                                   ========    =========

Supplemental Disclosure of Non-Cash Activities:
Purchase of property and equipment under capital lease obligations...............  $  2,192    $  12,677
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

     The casino industry in Atlantic City is seasonal in nature; accordingly, results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the operating results for a full year.

     THCR and THCR Holdings commenced operations on June 12, 1995. THCR, THCR Holdings and Trump Hotels & Casino Resorts Funding, Inc. ("THCR Funding") have no operations and their ability to service their debt is dependent on the
successful operations of their wholly owned subsidiaries:   Trump Atlantic City
Associates ("Trump AC"), which owns Trump Taj Mahal Associates ("Taj Associates") and Trump Plaza Associates ("Plaza Associates"); Trump Indiana, Inc. ("Trump Indiana") and Trump's Castle Associates, L.P. ("Castle Associates"), which operates the Trump Marina Hotel Casino ("Trump Marina"). THCR, through THCR Holdings and its subsidiaries, is the exclusive vehicle through which Trump engages in new gaming activities in emerging or established gaming jurisdictions.

 Basic and Diluted Earnings (Loss) Per Share

     Basic earnings (loss) per share is based on the weighted average number of shares of THCR Common Stock outstanding. Diluted earnings (loss) per share are the same as basic earnings (loss) per share as common stock equivalents have not been included as they would be anti-dilutive. The shares of THCR's Class B Common Stock owned by Trump have no economic interest and therefore are not considered in the calculation of weighted average shares outstanding.

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

(2) Financial Information

     Financial information relating to THCR Funding is as follows:

                                                                       December 31,    September 30,
                                                                           1998             1999
                                                                      --------------  ----------------
                                                                                        (unaudited)
     Total Assets (including THCR Holdings' 15 1/2% Senior Secured
          Notes due 2005 ("the Senior Notes") receivable of
          $145,000,000 and accrued interest at December 31,
          1998 and September 30, 1999)..............................    $145,936,000     $151,555,000
                                                                        ============  ===============

     Total Liabilities and Capital (including $145,000,000 of
          Senior Notes and accrued interest payable)................    $145,936,000     $151,555,000
                                                                        ============  ===============


                                                                        Nine Months Ended September 30,
                                                                            1998             1999
                                                                        ------------  ---------------

     Interest Income from THCR Holdings.............................    $ 16,856,000     $ 16,856,000

     Interest Expense...............................................    $ 16,856,000     $ 16,856,000
                                                                        ------------  ---------------

     Net Income.....................................................    $          -     $          -
                                                                        ============  ===============

(3) Other Assets

     Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City. Included in other assets is $7,264,000 which Plaza Associates estimates will be recoverable on the settlement of the appeal.

(4) Change in Accounting Policy

     On April 9, 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities". The new standard amended previous guidance from the AICPA that permitted capitalization of start-up costs in certain industries and requires that all nongovernmental entities expense the costs of start-up activities as those costs are incurred. Under the SOP, the term "start-up" has been broadly defined to include pre-operating, pre-opening and organization activities. At adoption, a company must record a cumulative effect of a change in accounting principle to write off any unamortized start-up costs that existed as of the beginning of the fiscal year in which the SOP is adopted and an operating expense for those costs which were incurred since the beginning of the fiscal year and adoption of the SOP.

     THCR adopted the new standard in the first quarter of 1999. Had THCR adopted the new standard as of September 30, 1998, the net loss of $23,338,000 for the nine months ended September 30, 1998 would have increased by $1,091,000 for the effect of the write-off of nine months capitalized costs. The corresponding earnings per share effect would increase the net loss per share as reported of $1.05 by $.05 for the write-off of nine months capitalized costs to an adjusted loss per share of $1.10 for the nine months ended September 30, 1998.

                      TRUMP HOTELS & CASINO RESORTS, INC.,
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                      AND
                  TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



(5) Flamingo Hilton Riverboat Casino, L.P. ("Flamingo-Kansas City")

     The January 13, 1999 agreement entered into by THCR Holdings with Hilton Hotels Corporation and Flamingo-Kansas City to acquire a riverboat casino facility and related assets and rights located in Kansas City, Missouri expired in accordance with its terms on August 31, 1999.

(6) All Star Cafe Transaction

     All Star Cafe, Inc. ("All Star") had entered into a twenty-year lease (the "All Star Cafe Lease") with Taj Associates for the lease of space at the Trump Taj Mahal Casino Resort (the "Taj Mahal") for an All Star Cafe. The basic rent under the All Star Cafe Lease was $1.0 million per year, paid in equal monthly installments. In addition, All Star was to pay percentage rent in an amount equal to the difference, if any, between (i) 8% of All Star's gross sales made during each calendar month during the first lease year, 9% of All Star's gross sales made during each calendar month during the second lease year and 10% of All Star's gross sales made during each calendar month during the third through the twentieth lease years, and (ii) one-twelfth of the annual basic rent. The All Star Cafe opened in March 1997.

     On September 15, 1999, an agreement was reached between Taj Associates, All Star and Planet Hollywood International, Inc. to terminate the All Star Cafe Lease effective September 24, 1999. Upon termination of the All Star Cafe Lease, all improvements, alterations and All Star's personal property with the exception of Specialty Trade Fixtures became the property of Taj Associates. Specialty Trade Fixtures, which included signs, emblems, logos, memorabilia and other material with logos of the Official All Star Cafe presently displayed at the premises, could be continued to be used by Taj Associates for a period of up to 120 days without charge. Taj Associates recorded the estimated fair market value of these assets in other revenue based on an independent appraisal in the amount of $17,200,000.

     Subsequent to the expiration of the 120 day period, Taj Associates intends to continue operating the facility as a theme restaurant tentatively to be named Trump City Cafe.

(7) Trump World's Fair Closing

     On October 4, 1999, THCR closed Trump World's Fair. The estimated cost of closing Trump World's Fair is $128,375,000 which includes $97,682,000 for the writedown of the assets and $30,693,000 of costs incurred and to be incurred in connection with the closing and demolition of the building.

(8) Sale of Assets

     THCR is continuing its efforts to sell one or more of its properties with the intention of reducing THCR Holdings' indebtedness. Currently, THCR is in discussions with potential buyers. There can be no assurance that any transaction will be completed.

(9) Purchase of Treasury Stock

     THCR has decided to extend its stock repurchase program until the end of 2000 when and to the extent permissible.

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

     THCR is continuing its efforts to sell one or more of its properties with the intention of reducing THCR Holdings' indebtedness. Currently, THCR is in discussions with potential buyers. There can be no assurance that any transaction will be completed.

     THCR has decided to extend its stock repurchase program until the end of 2000 when and to the extent permissible.

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

     Capital expenditures for THCR were $25,772,000 and $18,669,000 for the nine months ended September 30, 1998 and 1999, respectively.

Year 2000

     THCR has assessed the Year 2000 issue and has implemented a plan to ensure its systems are Year 2000 compliant. Analysis has been made of THCR's various customer support and internal administration systems and appropriate modifications have been made or are underway. Testing the modifications is expected to be completed during 1999. THCR is approximately 98% complete in its modifications.

     THCR believes that the issues of concern are predominantly software related as opposed to hardware related. Further, THCR relies upon third party suppliers for support of property, plant and equipment, such as communications equipment, elevators and fire safety systems. Contact has been made with all significant system suppliers and THCR is at various stages of implementation. When necessary, contracts have been issued to update these systems so as to ensure Year 2000 compliance. The cost of addressing the Year 2000 issue is not expected to be material as modifications are being made with existing systems personnel and no significant expenditures for new hardware or software are expected.

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

     This Year 2000 disclosure constitutes Year 2000 readiness disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act.

Results of Operations: Operating Revenues and Expenses

     All business activities of THCR and THCR Holdings are conducted by Plaza Associates, Taj Associates, Trump Marina and Trump Indiana.

     Comparison of Three-Month Periods Ended September 30, 1998 and 1999. The following tables include selected data of Plaza Associates, Taj Associates, Trump Indiana and Trump Marina.

                                                       Three Months Ended September 30, 1998
                                         -----------------------------------------------------------------
                                            Plaza         Taj        Trump        Trump          THCR
                                         Associates   Associates    Indiana      Marina      Consolidated
                                         -----------  -----------  ---------  -------------  -------------
                                                               (dollars in millions)
Table Game Revenues....................      $ 27.9     $   60.1     $  8.5         $ 20.8       $  117.3
Table Game Drop........................      $177.9     $  328.5     $ 54.9         $132.7       $  694.0
Table Win Percentage...................        15.7%        18.3%      15.4%          15.7%          16.9%
Number of Table Games..................         101          156         60             91            408
Slot Revenues..........................      $ 75.8     $   82.5     $ 29.7         $ 52.5       $  240.5
Slot Handle............................      $929.4     $1,011.6     $457.3         $650.0       $3,048.3
Slot Win Percentage....................         8.2%         8.2%       6.5%           8.1%           7.9%
Number of Slot Machines................       4,204        4,136      1,375          2,170         11,885
Other Gaming Revenues..................         N/A     $    5.4        N/A         $  1.0       $    6.4
Total Gaming Revenues..................      $103.7     $  148.0     $ 38.2         $ 74.3       $  364.2

                                                        Three Months Ended September 30, 1999
                                                        -------------------------------------
                                           Plaza         Taj          Trump        Trump      THCR
                                           Associates    Associates   Indiana      Marina     Consolidated
                                           ----------    ----------   ----------   --------   ------------
                                                                (dollars in millions)
Table Game Revenues....................      $ 31.2     $   40.8     $  6.9         $ 20.4       $   99.3
Incr (Decr) over prior period..........      $  3.3     $  (19.3)    $ (1.6)        $ (0.4)      $  (18.0)
Table Game Drop........................      $177.7     $  283.2     $ 42.5         $134.8       $  638.2
Incr (Decr) over prior period..........      $ (0.2)    $  (45.3)    $(12.4)        $  2.1       $  (55.8)
Table Win Percentage...................       17.6 %        14.4%      16.1%          15.1%         15.6 %
Incr (Decr) over prior period..........     1.9 pts.   (3.9) pts.   0.7 pts.     (0.6) pts.     (1.3) pts.
Number of Table Games..................          94          149         50             85            378
Decrease over prior period.............          (7)          (7)       (10)            (6)           (30)
Slot Revenues..........................      $ 73.7     $   89.6     $ 26.8         $ 54.3       $  244.4
Incr (Decr) over prior period..........      $ (2.1)    $    7.1     $ (2.9)        $  1.8       $    3.9
Slot Handle............................      $923.7     $1,106.8     $397.0         $700.3       $3,127.8
Incr (Decr) over prior period..........      $ (5.7)    $   95.2     $(60.3)        $ 50.3       $   79.5
Slot Win Percentage....................        8.0 %        8.1 %      6.7 %          7.8 %          7.8 %
Incr (Decr) over prior period..........   (0.2) pts.   (0.1) pts.   0.2 pts.     (0.3) pts.     (0.1) pts.
Number of Slot Machines................       4,186        4,419      1,300          2,123         12,028
Incr (Decr) over prior period..........         (18)         283        (75)           (47)           143
Other Gaming Revenues..................         N/A     $    6.0        N/A         $  0.6       $    6.6
Incr (Decr) over prior period..........         N/A     $    0.6        N/A         $ (0.4)      $    0.2
Total Gaming Revenues..................      $104.9     $  136.4     $ 33.7         $ 75.3       $  350.3
Incr (Decr) over prior period..........      $  1.2     $  (11.6)    $ (4.5)        $  1.0       $  (13.9)

  Gaming revenues are the primary source of THCR's revenues. The year over year decrease in gaming revenues was due primarily to a decrease in table game revenues at the Taj Mahal as a result of a decline in high-end international table game players due to economic conditions. Taj Associates' table game revenues declined $19,252,000 or 32.0% from the comparable period in 1998 as a result of a decline in both the table game drop of $45,302,000 or 13.8% and a decline in the table win percentage to 14.4% from 18.3% in the comparable period in 1998. The table win percentage decline resulted in a year over year reduction in table game revenues of approximately $11,043,000 of the $19,252,000 decline. Table games revenues represent the amount retained by THCR from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table win percentages were 15.5% and 14.9% for the quarters ended September 30, 1998 and 1999, respectively.

     All Star Cafe, Inc. ("All Star") had entered into a twenty-year lease with Taj Associates for the lease of space at the Taj Mahal for an All Star Cafe.
The basic rent under the All Star Cafe Lease was $1.0 million per year, paid in equal monthly installments. In addition, All Star was to pay percentage rent in an amount equal to the difference, if any, between (i) 8% of All Star's gross sales made during each calendar month during the first lease year, 9% of All Star's gross sales made during each calendar month during the second lease year and 10% of All Star's gross sales made during each calendar month during the third through the twentieth lease years, and (ii) one-twelfth of the annual basic rent. The All Star Cafe opened in March 1997.

     On September 15, 1999, an agreement was reached between Taj Associates, All Star and Planet Hollywood International, Inc. to terminate the All Star Cafe Lease effective September 24, 1999. Upon termination of the All Star Cafe Lease, all improvements, alterations and All Star's personal property with the exception of Specialty Trade Fixtures became the property of Taj Associates. Specialty Trade Fixtures, which included signs, emblems, logos, memorabilia and other material with logos of the Official All Star Cafe presently displayed at the premises, could be continued to be used by Taj Associates for a period of up to 120 days without charge. Taj Associates recorded the estimated fair market value of these assets in other revenue based on an independent appraisal in the amount of $17,200,000.

     Subsequent to the expiration of the 120 day period, Taj Associates intends to continue operating the facility as a theme restaurant tentatively to be named Trump City Cafe.

  Gaming expenses were $210,945,000 for the three months ended September 30, 1999, a decrease of $9,901,000 or 4.5% from $220,846,000 for the comparable period in 1998. This decrease is primarily the result of lower coin, promotional and regulatory costs.

  On October 4, 1999, THCR closed Trump World's Fair. The estimated cost of closing Trump World's Fair is $128,375,000 which includes $97,682,000 for the writedown of the assets and $30,693,000 of costs incurred and to be incurred in connection with the closing and demolition of the building.

  Comparison of Nine-Month Periods Ended September 30, 1998 and 1999. The following tables include selected data of Plaza Associates, Taj Associates, Trump Indiana and Trump Marina.


                                                     Nine Months Ended September 30, 1998
                                        ----------------------------------------------------------------
                                           Plaza         Taj        Trump        Trump          THCR
                                        Associates   Associates    Indiana      Marina      Consolidated
                                        -----------  -----------  ---------  -------------  -------------
                                                             (dollars in millions)
Table Game Revenues...................    $   76.3     $  149.3   $   25.7       $   53.6       $  304.9
Table Game Drop.......................    $  485.6     $  903.0   $  161.9       $  345.3       $1,895.8
Table Win Percentage..................        15.7%        16.5%      15.9%          15.5%          16.1%
Number of Table Games.................         110          155         60             92            417
Slot Revenues.........................    $  207.6     $  224.5   $   75.6       $  142.9       $  650.6
Slot Handle...........................    $2,562.3     $2,742.6   $1,186.1       $1,763.5       $8,254.5
Slot Win Percentage...................         8.1%         8.2%       6.4%           8.1%           7.9%
Number of Slot Machines...............       4,124        4,137      1,375          2,163         11,799
Other Gaming Revenues.................         N/A     $   14.6        N/A       $    1.8       $   16.4
Total Gaming Revenues.................    $  283.9     $  388.4   $  101.3       $  198.3       $  971.9

                                                       Nine Months Ended September 30, 1999
                                                       ------------------------------------
                                           Plaza         Taj          Trump        Trump      THCR
                                           Associates    Associates   Indiana      Marina     Consolidated
                                           ----------    ----------   ----------   --------   ------------
                                                                (dollars in millions)
Table Game Revenues...................    $   76.0     $  124.4   $   23.3       $   55.4       $  279.1
Incr (Decr) over prior period.........    $   (0.3)    $  (24.9)  $   (2.4)      $    1.8       $  (25.8)
Table Game Drop.......................    $  471.7     $  787.4   $  140.7       $  362.1       $1,761.9
Incr (Decr) over prior period.........    $  (13.9)    $ (115.6)  $  (21.2)      $   16.8       $ (133.9)
Table Win Percentage..................        16.1%        15.8%      16.6%          15.3%         15.8 %
Incr (Decr) over prior period.........     0.4 pts.   (0.7) pts.   0.7 pts.     (0.2) pts.     (0.3) pts.
Number of Table Games.................          99          148         50             87            384
Decrease over prior period............         (11)          (7)       (10)            (5)           (33)
Slot Revenues.........................    $  205.1     $  240.2   $   81.5       $  148.4       $  675.2
Incr (Decr) over prior period.........    $   (2.5)    $   15.7   $    5.9       $    5.5       $   24.6
Slot Handle...........................    $2,579.1     $3,004.7   $1,256.6       $1,878.9       $8,719.3
Increase over prior period............    $   16.8     $  262.1   $   70.5       $  115.4       $  464.8
Slot Win Percentage...................        8.0 %        8.0 %      6.5 %          7.9 %          7.7 %
Incr (Decr) over prior period.........   (0.1) pts.   (0.2) pts.   0.1 pts.     (0.2) pts.     (0.2) pts.
Number of Slot Machines...............       4,202        4,278      1,300          2,145         11,925
Incr (Decr) over prior period.........          78          141        (75)           (18)           126
Other Gaming Revenues.................         N/A     $   16.5        N/A       $    1.7       $   18.2
Incr (Decr) over prior period.........         N/A     $    1.9        N/A       $   (0.1)      $    1.8
Total Gaming Revenues.................    $  281.1     $  381.1   $  104.8       $  205.5       $  972.5
Incr (Decr) over prior period.........    $   (2.8)    $   (7.3)  $    3.5       $    7.2       $    0.6


  Gaming revenues are the primary source of THCR's revenues. The year over year decrease in gaming revenues was due primarily to a decrease in table game revenues at the Taj Mahal as a result of a decline in high-end international table game players due to economic conditions and last year results which included an unusual $8 million dollar table game win from one premium player. Taj Associates' table game revenue declined $24,899,000 or 16.7% from the comparable period in 1998 as a result of a decline in both the table game drop of $115,633,000 or 12.8% and a decline in the table win percentage to 15.8% from 16.5% in the comparable period in 1998. The table win percentage decline resulted in a year over year reduction in table game revenues of approximately $5,512,000 of the $24,899,000 decline. Table games revenues represent the amount retained by THCR from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers".
The Atlantic City industry table win percentages were 15.3 % and 15.4% for the nine months ended September 30, 1998 and 1999, respectively.

     All Star Cafe, Inc. ("All Star") had entered into a twenty-year lease with Taj Associates for the lease of space at the Taj Mahal for an All Star Cafe.
The basic rent under the All Star Cafe Lease was $1.0 million per year, paid in equal monthly installments. In addition, All Star was to pay percentage rent in an amount equal to the difference, if any, between (i) 8% of All Star's gross sales made during each calendar month during the first lease year, 9% of All Star's gross sales made during each calendar month during the second lease year and 10% of All Star's gross sales made during each calendar month during the third through the twentieth lease years, and (ii) one-twelfth of the annual basic rent. The All Star Cafe opened in March 1997.

     On September 15, 1999, an agreement was reached between Taj Associates, All Star and Planet Hollywood International, Inc. to terminate the All Star Cafe Lease effective September 24, 1999. Upon termination of the All Star Cafe Lease, all improvements, alterations and All Star's personal property with the exception of Specialty Trade Fixtures became the property of Taj Associates. Specialty Trade Fixtures, which included signs, emblems, logos, memorabilia and other material with logos of the Official All Star Cafe presently displayed at the premises, could be continued to be used by Taj Associates for a period of up to 120 days without charge. Taj Associates recorded the estimated fair market value of these assets in other revenue based on an independent appraisal in the amount of $17,200,000.

     Subsequent to the expiration of the 120 day period, Taj Associates intends to continue operating the facility as a theme restaurant tentatively to be named Trump City Cafe.

  Gaming expenses were $598,238,000 for the nine months ended September 30, 1999, a decrease of $9,663,000 or 1.6% from $607,901,000 for the comparable period in 1998. This decrease is primarily due to lower promotional costs in 1999.

  General and administrative expenses were $209,212,000 for the nine months ended September 30, 1999, an increase of $8,664,000 or 4.3% from $200,548,000 for the comparable period in 1998. This increase is primarily the result of higher entertainment and insurance costs at the Atlantic City properties and increases in corporate development costs which were deferred prior to 1999.

  On October 4, 1999, THCR closed Trump World's Fair. The estimated cost of closing Trump World's Fair is $128,375,000 which includes $97,682,000 for the writedown of the assets and $30,693,000 of costs incurred and to be incurred in connection with the closing and demolition of the building.

  Non-operating expense includes the $1,334,000 jury settlement awarded on March 3, 1999 to residents of Indiana who had asserted claims to ownership of 7.5% of the value of Trump Indiana.

Seasonality

  The casino industry in Atlantic City and Indiana is seasonal in nature; accordingly, the results of operations for the three and nine month periods ending September 30, 1999 are not necessarily indicative of the operating results for a full year.

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

     Steiner Action. On or about July 30, 1999, William K. Steiner, a stockholder of THCR, filed a derivative action in the Court of Chancery in Delaware (Civil Action No. 17336NC) against each member of the Board of Directors of THCR. The plaintiff claims that the directors breached their fiduciary duties by approving certain loans from THCR to Trump. The complaint seeks to rescind the loans, and also seeks an order requiring the defendants to account to THCR for losses and damages allegedly resulting from the loans. The defendants believe that the suit is without merit and on October 1, 1999, defendants moved to dismiss the complaint. The parties have not yet established a briefing schedule with respect to the motions.

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

     From time to time, Plaza Associates, Taj Associates, Castle Associates and Trump Indiana may be involved in routine administrative proceedings involving alleged violations of certain provisions of the New Jersey Casino Control Act (the"Casino Control Act") and the Indiana Riverboat Gambling Act, as the case may be. However, management believes that the final outcome of these proceedings will not, either individually or in the aggregate, have a material adverse effect on THCR or on the ability of Plaza Associates, Taj Associates, Castle Associates or Trump Indiana to otherwise retain or renew any casino or other licenses required under the Casino Control Act or the Indiana Riverboat Gambling Act, as the case may be, for the operation of Trump Plaza, the Trump Taj Mahal, Trump Marina and the Trump Indiana Riverboat, respectively.

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS
     None.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the 1999 Annual Meeting of shareholders on August 27, 1999, the stockholders of THCR voted on the following two proposals:

     Proposal 1. The stockholders of THCR re-elected each of the Directors of THCR. The number of votes cast for each of the nominees were are follows:

                                        Common Stock
                                    --------------------
                                       For      Withheld
                                    ----------  --------

               Donald J. Trump....  33,914,960   715,157
               Nicholas L. Ribis..  34,129,283   500,834
               Wallace B. Askins..  34,193,801   436,316
               Don M. Thomas......  34,191,811   438,306
               Peter M. Ryan......  34,194,386   435,731

All 1,000 shares of Class B Common Stock were voted in favor of Proposal 1.

     Proposal 2. The appointment of Arthur Andersen LLP as the independent public accountants of THCR for the fiscal year ending December 31, 1999 was ratified by a vote of 34,322,114 shares of Common Stock for, and 158,964 shares against, with 149,039 shares abstaining. All 1,000 shares of Class B Common Stock were voted in favor of Proposal 2.

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

     (1) Filed only with the Quarterly Report on Form 10-Q of THCR for the quarter ended September 30, 1999.
     (2) Filed only with the Quarterly Report on Form 10-Q of THCR Holdings and THCR Funding for the quarter ended September 30, 1999.

     b. Current Reports on Form 8-K:

     The Registrants did not file any Current Reports on Form 8-K during the period beginning July 1, 1999 ending September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TRUMP HOTELS & CASINO RESORTS, INC.
                                       (Registrant)

Date: November 4, 1999
                              By: /s/ FRANCIS X. MCCARTHY, JR.
                              ------------------------------------------------

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


                              TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       (Registrant)

Date: November 4, 1999           By: Trump Hotels & Casino Resorts, Inc.,
                                          its general partner


                             By: /s/ FRANCIS X. MCCARTHY, JR.
                                ---------------------------------

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


                              TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
                                       (Registrant)

Date: November 4, 1999

                              By:/s/ FRANCIS X.  MCCARTHY, JR.
                              ---------------------------------

                                     Francis X. McCarthy, Jr.
                                     Executive Vice President of Finance and
                                     Chief Financial Officer
                                     (Duly Authorized Officer and Principal
                                     Financial Officer)