Form 10-K405
period 2000-12-31
TRUMP HOTELS & CASINO RESORTS INC
filed 2001-04-02
CIK 943320

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                   For the fiscal year ended December 31, 2000
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 For the transition period from ______ to _____

                         Commission file number: 1-13794
                       TRUMP HOTELS & CASINO RESORTS, INC.
                       -----------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                                13-3818402
      (State or Other Jurisdiction of                 (I.R.S. Employer
      Incorporation or Organization)                Identification No.)

       Huron Ave. & Brigantine Blvd.                       08401
         Atlantic City, New Jersey                       (Zip Code)
  (Address of Principal Executive Office)

   Registrant's telephone number, including area code: (609) 441-8406

                         Commission file number 33-90786
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                  --------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                     Delaware                          13-3818407
      (State or Other Jurisdiction of               (I.R.S. Employer
      Incorporation or Organization)              Identification No.)

       Huron Ave. & Brigantine Blvd.                     08401
         Atlantic City, New Jersey                     (Zip Code)
  (Address of Principal Executive Office)

   Registrant's telephone number, including area code: (609) 441-8406

                        Commission file number: 33-90786
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
                   -------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                 Delaware                                13-3818405
      (State or other Jurisdiction of                 (I.R.S. Employer
      Incorporation or Organization)                Identification No.)

       Huron Ave. & Brigantine Blvd.                       08401
         Atlantic City, New Jersey                       (Zip Code)
  (Address of principal executive office)

       Registrant's telephone number, including area code: (609) 441-8406

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
        Title of each class                            on which registered
        -------------------                           ---------------------

Common Stock of Trump Hotels & Casino                 New York Stock Exchange
Resorts, Inc., par value $.01 per share

Securities registered pursuant to Section 12(g) of the Act:   None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock of Trump Hotels & Casino Resorts, Inc. held by non-affiliates as of February 12, 2001 was approximately:
$63,282,244.

     As of March 30, 2001, there were 22,010,027 shares of Trump Hotels & Casino Resorts, Inc. Common Stock outstanding.

                    Documents Incorporated by Reference--None
================================================================================

                                   FORM 10-K
                               TABLE OF CONTENTS

PART I ...................................................................    1
       ITEM 1.  BUSINESS ..................................................   1
                  General .................................................   1
                  Trump Plaza..............................................   2
                  Taj Mahal ...............................................   5
                  Trump Marina ............................................   8
                  Indiana Riverboat........................................  10
                  Trademark/Licensing .....................................  12
                  Certain Indebtedness of THCR ............................  13
                  The Atlantic City Market ................................  15
                  Competition..............................................  17
                  Gaming and Other Laws and Regulations ...................  21
       ITEM 2.  PROPERTIES.................................................  30
                  THCR....................................................   30
                  Trump Plaza.............................................   31
                  Taj Mahal ..............................................   32
                  Trump Marina............................................   34
                  Indiana Riverboat.......................................   35
       ITEM 3.  LEGAL PROCEEDINGS .........................................  35
       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......  37

  PART II.................................................................   38
       ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS....................................   38
       ITEM 6.  SELECTED FINANCIAL DATA ..................................   40
       ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF  OPERATIONS...................   42
       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK   48
       ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..............   49
       ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE....................   49

PART III..................................................................   50
       ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .......   50
                  Section 16(a) Beneficial Ownership Compliance ..........   54
       ITEM 11. EXECUTIVE COMPENSATION....................................   55
                  Compensation of Directors ..............................   60
                  Committees of the Board of Directors ...................   60
                  Compensation Committee Interlocks and Insider
                    Participation.........................................   61
       ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT.............................................   63
       ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............   64

PART IV...................................................................   66
       ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                   ON FORM 8-K ...........................................   66

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS .................   70

SIGNATURES FOR TRUMP HOTELS & CASINO RESORTS, INC.........................   71

SIGNATURES FOR TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P................   72

SIGNATURES FOR TRUMP HOTELS & CASINO RESORTS FUNDING, INC.................   73

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES ..........  F-1

                                     PART I

ITEM 1.  BUSINESS.

General

     Trump Hotels & Casino Resorts, Inc. ("THCR"), Trump Hotels & Casino Resorts, L.P. ("THCR Holdings") and Trump Hotels & Casino Resorts Funding, Inc., ("THCR Funding," and together with THCR and THCR Holdings, the "Registrants"), were organized under the laws of the state of Delaware in March 1995. THCR is the sole general partner of THCR Holdings. The common stock, par value $.01 per share (the "Common Stock"), of THCR is listed on the New York Stock Exchange ("NYSE") under the symbol "DJT." THCR Holdings' partnership agreement, dated as of June 12, 1995, as amended (the "THCR Holdings Partnership Agreement"), requires that all business activities of THCR be conducted through THCR Holdings or a subsidiary partnership or corporation of THCR Holdings. THCR Funding, a wholly-owned subsidiary of THCR Holdings, together with THCR Holdings issued the Senior Notes (as defined herein) concurrent with the initial public offering of THCR in June 1995. As the sole general partner of THCR Holdings, THCR generally has the exclusive rights, responsibilities and discretion as to the management and control of THCR Holdings. THCR, through THCR Holdings and several wholly-owned subsidiaries of THCR Holdings, owns and operates a total of four casino properties, three of which are casino hotels located in Atlantic City, New Jersey, and the fourth is a riverboat casino docked in Buffington Harbor on Lake Michigan in the state of Indiana. The three properties located in Atlantic City, New Jersey are: (i) the Trump Plaza Hotel and Casino (the "Trump Plaza"),
(ii) the Trump Taj Mahal Casino Resort (the "Taj Mahal") and (iii) the Trump Marina Hotel Casino ("Trump Marina," and together with the Trump Plaza and Taj Mahal, the "Trump Atlantic City Properties"). The Trump Plaza and the Taj Mahal are located on the boardwalk in Atlantic City, New Jersey (the "Boardwalk"). The Trump Marina is located in the marina district of Atlantic City, New Jersey (the "Marina District"), approximately two miles from the Boardwalk and one-quarter mile from the Huron Redevelopment Area, a 150-acre parcel of land designated by the Atlantic City Council for future casino development commonly referred to as the "H-Tract." The fourth gaming property owned and operated by THCR through THCR Holdings is an approximately 280-foot luxury yacht docked in Buffington Harbor on Lake Michigan in the state of Indiana, located approximately 25.0 miles from Chicago, Illinois (the "Indiana Riverboat"). The Trump Atlantic City Properties and the Indiana Riverboat make THCR one of the largest casino entertainment companies in the United States. THCR continues to be the exclusive vehicle through which Mr. Donald J. Trump ("Mr. Trump" or "Trump") engages in gaming activities in both emerging and established gaming jurisdictions.

     The following table profiles THCR's casino and hotel capacity as of December 31, 2000:

                            Trump       Taj      Trump     Indiana
                            Plaza      Mahal    Marina    Riverboat      Total
                            -----      -----    ------    ---------      -----
Gaming square footage      85,253    154,871    82,100       37,000    359,224
Slot machines               2,812      4,611     2,500        1,250     11,173
Table games                    97        210        76           50        433
Hotel rooms                   904      1,250       728          300      3,182

     Casino Services Agreement. Trump Casino Services, L.L.C., a New Jersey limited liability company ("TCS"), was formed in June 1996 for the purpose of realizing cost savings and operational synergies by consolidating certain administrative functions of, and services to, each of (i) Trump Plaza Associates, a New Jersey general partnership and owner and operator of the Trump Plaza ("Plaza Associates"), and (ii) Trump Taj Mahal Associates, a New Jersey general partnership and owner and operator of the Taj Mahal ("Taj Associates"). In June 1996, the New Jersey Casino Control Commission (the "CCC") granted TCS an initial casino license through July 1997 which had been renewed through July 2003.

     In July 1996, TCS, Plaza Associates and Taj Associates entered into a services agreement pursuant to which TCS provided managerial, financial and other services related to running a casino hotel to Plaza Associates, for Trump Plaza, and Taj Associates, for Taj Mahal (the "Casino Services Agreement"). In October 1996, the parties amended and restated the Casino Services Agreement to include Trump's Castle Associates, L.P., a New Jersey limited partnership and a wholly-owned subsidiary of THCR Holdings ("Castle Associates"), for the Trump Marina. In 1998, the parties amended and restated the Casino Services Agreement to include Trump Indiana, Inc., a Delaware corporation and wholly-owned subsidiary of THCR Holdings ("Trump Indiana"), for the Indiana Riverboat.

     Effective December 31, 2000, TCS was merged into Taj Associates, and the obligations and administrative duties and responsibilities of TCS, including the Casino Services Agreement, were assumed by Trump Administration, a division of Taj Associates ("Trump Administration"). Management believes that Trump Administration's services will continue to result in substantial cost savings and operational synergies for the Trump Atlantic City Properties.

     Twenty-Nine Palms Band. On January 4, 2000, Trump Hotels & Casino Resorts Development Company, LLC, a Delaware limited liability company and a wholly-owned subsidiary of THCR Holdings ("THCR Development Company"), entered into a letter of intent with the Twenty-Nine Palms Band of Mission Indians, a federally recognized Native American tribe (the "Twenty-Nine Palms Band"), for the development and management of a casino and hotel on the Twenty-Nine Palms Band's federally recognized tribal land located in Southern California. On April 27, 2000, THCR Development Company and the Twenty-Nine Palms Band signed a definitive agreement pursuant to which THCR Development Company has undertaken to arrange a financing of up to $60.0 million to expand the Twenty-Nine Palms Band's already existing casino to be operated under the name "Trump Spotlight 29 Casino" to include additional gaming attractions as well as building restaurants and other casino and resort amenities as to be determined by THCR Development Company and the Twenty-Nine Palms Band. On the same date, THCR Management Services, LLC, a Delaware limited liability company and subsidiary of THCR Holdings ("THCR Management"), and Twenty-Nine Palms Band entered into a five-year management agreement pursuant to which THCR Management is to conduct and direct all business and affairs in connection with the day-to-day operation, management and maintenance of the Trump Spotlight 29 Casino. The Twenty-Nine Palms Band's tribal land and existing casino are located directly off interstate I-10 in the Coachella Valley, 20 minutes from Palm Springs, California. Consummation of the transaction is subject to various conditions, including obtaining certain approvals and licenses from, among others, the National Indian Gaming Commission.

         THCR operates in only one industry segment. See "Financial Statements and Supplementary Data." For ease of discussion, the Trump Atlantic City Properties and the Indiana Riverboat are discussed individually. Unless otherwise indicated, references to "Trump Plaza" include the Trump Plaza's main tower (the "Trump Plaza Main Tower") and east tower (the "Trump Plaza East Tower"). Also, unless otherwise indicated, references to "management" or "Management" include the officers and managers of THCR as well as the officers and managers of the relevant subsidiary of THCR whose property is being discussed at the time.

Trump Plaza

         General. Management believes that Trump Plaza's International Star Diamond Award from the American Academy of Hospitality Sciences reflects the high quality amenities and services that Trump Plaza provides to its casino patrons and hotel guests. Located in the center of the Boardwalk, featuring high quality amenities and the public's association of Trump Plaza with Mr. Trump, management believes that Trump Plaza remains one of the premier host properties in Atlantic City. Also, management believes that the construction of the new Atlantic City Convention Center, completed in May 1997, and the tourist corridor linking the new convention center to the Boardwalk directly enhances the attractiveness of Atlantic City as a convention and destination center, and, due to Trump Plaza's location at the center of the Boardwalk and at the end of the main highway into Atlantic City, indirectly augments Trump Plaza's appeal to patrons who drive to Atlantic City (commonly referred to as "drive-in" patrons) as well as those who take buses and other modes of transportation to Atlantic City and those who stroll the Boardwalk ("walk-in" or "bus" patrons).

     Facilities and Amenities

     General. The Trump Plaza property is comprised of two buildings, the Trump Plaza Main Tower which has 555 hotel rooms, including 73 suites, and the Trump Plaza East Tower which has 349 hotel rooms, including 67 suites. The property has 85,253 square feet of casino space, with 2,812 slot machines and 97 table games. Amenities and services include 18,157 square feet of convention space, an 800-seat cabaret theater, four cocktail lounges, eight restaurants, two player clubs, a health spa, an indoor pool, tennis courts and three retail outlets.

     The Trump Plaza East Tower was fully integrated into Trump Plaza in 1996 and, together, the Trump Plaza Main Tower and Trump Plaza East Tower are operated as a single casino hotel facility. Management believes that the additional hotel rooms and gaming facilities in the Trump Plaza East Tower, which has 13,933 square feet of gaming space and 597 slot machines, better enable Trump Plaza to accommodate the more profitable weekend drive-in patron who tends to wager more per play and per visit than the typical walk-in or bus patron. Trump Plaza's management team intends to continue the marketing strategies it has historically found to be successful in targeting and attracting lucrative high-end drive-in slot customers.

     The entry level of Trump Plaza's Main Tower includes a cocktail lounge, deli, coffee shop, pastry stop, buffet and three gift shops. The casino level houses the casino, an exclusive slot lounge for high-end patrons and a high-end slot area and a private gaming area themed with various elements of Asian decor and offering an ocean view. An enclosed walkway connects the Trump Plaza Main Tower at the casino level with the Atlantic City Convention Center. The Trump Plaza East Tower has a casino with windows overlooking the Boardwalk.

     Most of Trump Plaza's guest rooms have a view of the ocean. While rooms are of varying size, a typical guest room consists of approximately 400 square feet. Trump Plaza's main tower also features 16 one-bedroom suites, 28 two-bedroom suites and 18 "Super Suites." The Super Suites are located on the top two floors of Trump Plaza's main tower and offer luxurious accommodations and 24-hour butler and maid service. The Super Suites and certain other suites are located on the "Club Level" which require guests to use a special elevator key for access, and contain a separate lounge area offering food and spirits.

     Trump Plaza's Main Tower is connected by an enclosed pedestrian walkway to a ten-story parking garage, which contains 14 bus bays and can accommodate 2,778 cars. The parking garage also provides patrons with safe and immediate access to the casino, and is located directly off the Atlantic City Expressway, the main highway into Atlantic City (the "Trump Plaza Transportation Facility").

     In January 2000, Trump Plaza completed an approximately $425,000 renovation and expansion of its salon. The new 2,720 square-foot salon offers state of the art equipment and a full range of services geared towards Trump Plaza's high-end clientele.

     In 2000, Trump Plaza opened a new table gaming area named "Shangri-La" to attract and cater specifically to Asian gaming customers. Shangri-La features an aggregate of 15 Asian-style games (e.g., pai gow poker, etc.) in a separate gaming area themed with various elements of Asian decor. Adjacent to the Shangri-La gaming area is a cafe named the Shangri-La Cafe which is also themed with Asian decor and offers special amenities targeted to attract and appeal to Asian customers, including a karaoke stage area, sushi bar and more. Renovation was completed in January 2000, and the aggregate cost to renovate the Shangri-La gaming area and Shangri-La Cafe was $1.5 million.

     In September 1993, Time Warner Entertainment Company, L.P. ("Warner Brothers") entered into a ten year lease (the "Time Warner Plaza Lease") pursuant to which Warner Brothers leased approximately 17,000 square feet of retail space with Boardwalk frontage in Trump Plaza's East Tower for the operation of a Warner Brothers Studio Store (the "Plaza Warner Brothers Store"). Pursuant to the Time Warner Plaza Lease, Time Warner is obligated to pay to Trump Plaza an amount equal to (i) 7.5 percent (7.5%) of gross annual sales up to and including $15.0 million and (ii) 10 percent (10.0%) of gross sales in excess of $15.0 million. The Time Warner Plaza Lease also grants Time Warner the option to renew the Time Warner Plaza Lease for two additional five years terms.

     Recent public reports, confirmed with Time Warner officials, indicate that Time Warner intends to close the Warner Brothers retail chain in the third quarter of calendar 2001, including the Plaza Warner Brothers Store, as a cost savings measure related to Time Warner's January 2001 merger with America Online, Inc. ("AOL"). Management currently intends to utilize this space to expand its existing casino floor with additional slot machines.

     Trump World's Fair. In 1996, Trump Plaza opened the Trump World's Fair (the "Trump World's Fair"). However, because of operational inefficiencies, including the lack of a parking garage, management decided to close the Trump World's Fair in October 1999, and the facility is currently in the process of being dismantled. The estimated cost of closing the Trump World's Fair is approximately $124.8 million, including approximately $97.2 million for the writedown of the net book value of the assets and approximately $27.6 million of costs incurred and to be incurred in connection with the closing and demolition of the building. For the fiscal year ended December 31, 2000, an additional $814,000 was charged to operations. Management anticipates the dismantling of the Trump World's Fair to be completed in the summer of 2001, although the schedule is subject to change due to weather and/or market conditions, and no assurances can be given that the Trump World's Fair will be dismantled on time or within budget.

     The original Atlantic City Convention Center, which is immediately adjacent to Trump Plaza, is undergoing a $90.0 million renovation funded by the New Jersey Casino Reinvestment Development Authority (the "CRDA"). These improvements are expected to be completed by the summer of 2001, and will convert the Convention Center's East Hall into a modern, special events venue. Management believes these improvements to the Atlantic City Convention Center will benefit both Atlantic City and Trump Plaza.

     Business and Marketing Strategy

     General. A primary element of Trump Plaza's business strategy is to attract patrons who tend to wager more frequently and in larger denominations than the typical Atlantic City gaming customer. Trump Plaza's management team has launched a variety of initiatives designed to increase the level of casino gaming activity at Trump Plaza and to attract quality casino patrons who tend to wager more frequently than the typical Atlantic City patron. These initiatives include targeted marketing and advertising campaigns directed to select groups of customers in the Boston-New York-Philadelphia-Washington, D.C. corridor and the introduction of new updated gaming products.

     Trump Plaza also caters to the mid to high-level segment. Trump Plaza's concentration of special events, entertainment, suites and a variety of gourmet restaurants define its presence and highly perceived image. Trump Plaza's suite product, high-end slot clubs and fine dining restaurants reflect Plaza Associates' continuing commitment to this segment of the market. While Trump Plaza strives to accommodate the more lucrative drive-in patron, it also offers a fun, relaxing experience which management believes is appealing to patrons. In 2000, management added a wide variety of new slot machines to both the Trump Plaza Main Tower and the Trump Plaza East Tower. Additionally, increased focus has been placed on providing excellent customer service to patrons while playing the slot machines.

     "Comping" Strategy. In order to compete effectively with other Atlantic City casino hotels, Trump Plaza offers complimentary drinks, meals, room accommodations and/or travel arrangements (commonly referred to as "complimentaries" or "comps") to select patrons. Management strives to monitor and update Trump Plaza's policy so as to provide complimentaries primarily to patrons who have a demonstrated propensity to wager at Trump Plaza by systematically reviewing patrons' prior gaming history at Trump Plaza. Each patron's gaming history is carefully analyzed to determine whether such patron's gaming activity at the Trump Plaza, less the value of any comps, is potentially profitable to Trump Plaza. Additionally, as a result of increased regulatory flexibility, Trump Plaza has implemented a cash comping policy to high-end players in order to compete with similar practices in Las Vegas and to attract international business.

     Entertainment. Trump Plaza offers headline entertainment as part of its strategy to attract high-end gamblers and cash-paying patrons. Trump Plaza offers a variety of headline entertainment throughout the year. During the fiscal year ended December 31, 2000, there were 17 headline entertainment acts featured at Trump Plaza, including performances by Michael Bolton, k.d. Lang, Tom Jones, Damon Wayans, David Brenner, Jeffrey Osborn, Bad Company's Paul Rodgers and Richard Lewis.

     Player Development. Plaza Associates currently employs gaming representatives (commonly called "Casino Hosts" or "Player Development Executives") to promote Trump Plaza and its amenities to existing and prospective mid-level and high-end Trump Plaza patrons. These gaming representatives promote special events, incentive giveaways and slot or table games tournaments by directly contacting patrons by telephone or in person. Trump Plaza's Casino Hosts also assist patrons on the casino floor, arrange room and dinner reservations and provide general assistance. To increase Trump Plaza's marketing base, Casino Hosts also solicit patrons to enroll in Trump Plaza's frequent player card program to receive their own individual Trump card (the "Trump Card"). The Trump Card program is described in the following paragraph.

     Promotional Activities. The Trump Card program constitutes a key element in Trump Plaza's direct marketing program. Both table and slot machine players are encouraged to register for, and utilize, their personalized Trump Card to earn various complimentaries and incentives based upon their level of play. Before the commencement of play, the cardholder inserts his or her Trump Card into a card reader attached to the slot machine or, in the case of a table game, gives his or her Trump Card to the floor person. Cardholders can switch machines or tables as often as they like without losing any credit. Computer systems record data about the cardholder, including playing preferences, frequency and denomination of play and the actual or projected amount of gaming revenues produced or to be produced. Player Development Executives and management personnel are then able to identify and monitor the location of the cardholder and the frequency and denomination of such cardholder's play. They can also use this information to provide attentive service to the cardholder while the patron is on the casino floor.

     Trump Plaza also designs promotional offers, through the deployment of direct mailing and telemarketing strategies, to attract and retain gaming patrons who are reasonably expected to provide revenues based upon their historical gaming patterns. Such information is gathered on slot wagering by the Trump Card and on table game wagering by the casino game supervisors. Historically, promotional activities have included selective mailings of coin vouchers, for special event parties, sweepstakes and gaming tournaments. Management continuously reviews its promotional programs to attract and retain Trump Plaza patrons.

     Credit Policy. Historically, Trump Plaza has extended credit on a discretionary basis to certain qualified patrons. For the years ended December 31, 1998, 1999 and 2000, credit play as a percentage of total dollars wagered was approximately 22.4%, 22.8% and 23.2%, respectively. Trump Plaza establishes credit limits based upon the particular patron's creditworthiness, as determined by an examination of the following criteria: (i) checking the patron's personal checking account balance, (ii) performing a credit check on each domestic patron and (iii) checking the patron's credit limits and indebtedness at all casinos in the United States, as well as many island casinos. The determination of a patron's creditworthiness is performed for continuing patrons on a yearly basis or more frequently if Plaza Associates deems a re-determination of creditworthiness is warranted. In addition, depositing of markers is regulated by the state of New Jersey. Markers in increments of amounts up to and including $1,000 are deposited in a maximum of seven days; markers in increments of $1,001 to $5,000 are deposited in a maximum of 14 days; and markers in increments of $5,001 and over are deposited in a maximum of 45 days. Markers may be deposited sooner at the request of patrons or at Trump Plaza's discretion.

     Bus Program. Trump Plaza also has a bus program which transports an average of 1,500 gaming patrons per day during the weekdays and an average of 2,800 gaming patrons per day on the weekends. Trump Plaza's bus program offers incentives and discounts to certain scheduled and chartered bus customers. The Trump Plaza Transportation Facility is connected to Trump Plaza by an enclosed pedestrian walkway and provides patrons with immediate and secure access to the casino hotel from the bus and a comfortable lounge area for patrons waiting for return buses.

     Employees and Labor Relations

     As of December 31, 2000, Plaza Associates had approximately 2,800 full-time equivalent employees, of whom approximately 1,100 were covered by collective bargaining agreements. The collective bargaining agreement with Local No. 54 expires on September 15, 2004. Management believes that its relationships with its employees are satisfactory.

     Certain employees of Plaza Associates must be licensed by or registered with the CCC under the New Jersey Casino Control Act (the "Casino Control Act"), depending on the nature of the position held. Casino employees are subject to more stringent licensing requirements than non-casino employees, and must meet applicable standards pertaining to such matters as financial responsibility, good character, ability, casino training, experience and New Jersey residency. Such regulations have resulted in significant competition for employees who meet these requirements.

Taj Mahal

     General. The Taj Mahal continues to rank first among all Atlantic City casinos in terms of total gaming revenues for the year ended December 31, 2000, as well as in each previous year since opening in 1990. Located on the northern end of the Boardwalk, the Taj Mahal capitalizes on the widespread recognition and marquee status of the "Trump" name and its association with high quality amenities and first-class service as evidenced by its International Star Diamond Award from the American Academy of Hospitality Sciences. Management believes that the breadth and diversity of the Taj Mahal's casino, entertainment and convention facilities and its status as a "must see" attraction will enable the Taj Mahal to benefit from the potential growth of the Atlantic City market.

     In November 1998, the Taj Mahal entered into a development agreement with the CRDA for the redevelopment of the road corridors and surrounding neighborhoods leading from Route 30, one of its major access routes, and the Taj Mahal. The project, which cost approximately $20.8 million and used, in part, funds deposited by the Taj Mahal with the CRDA, was substantially completed in the summer of 2000, and management believes it has greatly enhanced the Taj Mahal's customer's experience by making the Taj Mahal more accessible. Management believes that the completed project has greatly improved the road's infrastructure and lighting, provided extensive landscaping, improved the neighborhood through the acquisition and demolition of certain deteriorated buildings and the construction of a new housing development.

     In June 2000, the Taj Mahal opened the Casbah entertainment complex which management believes has become one of Atlantic City's most unique entertainment venues. The Casbah entertainment complex is adjacent to the Xanadu Theater on the

Boardwalk. The complex features a Boardwalk level bar, a seasonal outdoor dining area with live bands and a centerpiece high-energy nightclub.

     Facilities and Amenities

     General. The Taj Mahal consists of a 42-story hotel tower and contiguous low-rise structure sited on approximately 30.0 acres of land. The Taj Mahal offers 1,250 guest rooms, including 242 suites, 19 dining and 12 beverage locations, parking for approximately 6,950 cars, a 14-bay bus terminal and approximately 65,000 square feet of ballroom, meeting room and pre-function area space. The Taj Mahal features approximately 154,871 square feet of gaming space, 210 table games and 4,611 slot machines, which includes an approximately 12,000 square-foot poker, keno and race simulcasting room with 66 poker tables. The casino offers blackjack, craps, roulette, baccarat, mini baccarat, Caribbean stud poker, big six, Spanish 21, let it ride poker and three card poker. In addition, the Taj Mahal offers an Asian-themed table game area which offers 15 popular Asian table games, including sic-bo and pai gow poker, targeted to attract and retain Taj Mahal's growing Asian clientele. As a special bonus to high-end players, the Taj Mahal offers three clubs for the exclusive use of selected customers: (i) the Maharajah Club, for high-end table game players,
(ii) the President's Club, for high-end slot players, and (iii) the Bengal Club, for other preferred slot players. In addition, the Taj Mahal features a 20,000 square-foot multi-purpose entertainment complex known as the "Xanadu Theater," with seating capacity for up to approximately 1,200 persons which can be used as a theater, concert hall, boxing arena or exhibition hall (the "Taj Entertainment Complex"), and the Mark Etess Arena, which comprises an approximately 63,000 square-foot exhibition hall and entertainment facility.

     From 1994 to mid-1997, the Taj Mahal refurbished substantially all of its hotel guest rooms and corridors, and replaced all of its existing slot machines with new, more efficient machines with bill acceptors. Also, in May 1997, the Taj Mahal finished construction on a 2,400 space expansion of the existing self-parking facilities, and in July 1997, finished construction of an approximately 7,000 square-foot casino expansion accommodating approximately 260 slot machines with frontage on the Boardwalk. In 1999, Taj Associates again expanded Taj Mahal's casino floor frontage on the Boardwalk by approximately 4,600 square feet, accommodating the addition of approximately 200 slot machines. Also, in 2000, Taj Associates expanded the Taj Mahal's casino floor by approximately 2,500 square feet, accommodating the addition of approximately 160 slot machines in the former Princess Lounge area whose entertainment program was moved to the bar located in Taj Mahal's hotel lobby. See "Properties; Taj Mahal, Themed Restaurants and Retail Shopping" for further discussion of these outlets.

     In October 1999, the Taj Mahal completed its expansion of the retail shopping area along the length of its parking garage promenade walkway immediately adjoining the Taj Mahal's main retail shopping area. The first tenant, a Starbucks coffeeshop, operated by Host International, Inc., opened in September 1996. Sbarro's, an Italian fast food eatery, operated by Sbarro America Properties, Inc., opened in October 1998. Boardwalk Treats, Beka's Pastries and a Harley Davidson retail merchandise outlet opened at various times during 1999. A Sunglass Hut, a retail store of fashionable sunglasses operated by Sunglass Hut International, opened in August 1998 in a separate location also adjoining the Taj Mahal's main retail shopping area. See "Properties; Taj Mahal."

     To increase dining opportunities for customers, the Hard Rock Cafe, the All Star Cafe and the Stage Deli of New York were opened at the Taj Mahal in November 1996, April 1997 and September 1997, respectively. A Warner Brothers Studio Store opened in May 1997. In September 1999, Taj Associates assumed operations of the All Star Cafe, which Taj Mahal continued to operate, and eventually remodeled and incorporated into the Casbah entertainment complex, which opened in June 2000. Management believes that the Casbah entertainment complex has since become one of Atlantic City's most unique entertainment venues. The Casbah entertainment complex features a centerpiece high-energy nightclub, seasonal outdoor dining with live bands and a Boardwalk lobby bar, all adjacent to the Xanadu Theater on the Boardwalk. See "Properties; Taj Mahal."

     Time Warner officials also intend to close the Warner Brothers Studio Store located at the Taj Mahal during the third quarter of calendar 2001. Management currently intends to find a comparable retailer or other merchant to lease such space. See "Properties; Taj Mahal."

     Business and Marketing Strategy

     Gaming Environment. Taj Mahal's management continues to capitalize on the Taj Mahal being one of the largest facilities in Atlantic City and what management believes is Taj Mahal's reputable status as a "must see" attraction, while maintaining the attractiveness of the property and providing a comfortable and secure gaming experience. For the year ended December 31, 2000, the Taj Mahal captured approximately 55.9% of the total Atlantic City poker revenues, an increase from 55.3% for the fiscal year ended December 31, 1999. In 1997, the Taj Mahal expanded its casino floor by approximately 8,600 square feet. The 1997 expansion accommodated casino space with Boardwalk frontage and a second horserace simulcasting location. In 1999, the Taj Mahal again expanded its casino floor Boardwalk frontage by approximately 4,600 square feet, accommodating the addition of approximately 200 additional slot machines. In 2000, the Taj Mahal again expanded its casino floor by approximately 2,500 square feet, accommodating the addition of approximately 160 slot machines.

     The Taj Mahal currently intends to reconfigure its casino floor, subject to approval by the CCC on an ongoing basis, to accommodate perceived changes in patron demand. Management systematically monitors the configuration of the casino floor and the types of games offered to patrons with a focus towards appealing to patrons' tastes and correcting inefficiencies. For example, the Taj Mahal's casino floor has clear, large signs for the convenience and ease of patrons. Additionally, as new games are approved by the CCC, management determines whether to integrate them into the casino floor. In 1999, a game called "Spanish 21" was added, and in January 2001, "three card poker" was added.

     "Comping" Strategy. In order to compete effectively with other Atlantic City casino hotels, the Taj Mahal offers complimentaries to select patrons. Management strives to monitor and update the Taj Mahal's policy so as to provide complimentaries primarily to patrons who have a demonstrated propensity to wager at the Taj Mahal by systematically reviewing patrons' prior gaming history at the Taj Mahal. Each patron's gaming history is carefully analyzed to determine whether such patron's gaming activity at the Taj Mahal, less the value of any comps, is potentially profitable to the Taj Mahal. Additionally, as a result of increased regulatory flexibility, the Taj Mahal has implemented a cash comping policy to high-end players in order to compete with similar practices in Las Vegas and to attract international business.

     Entertainment. Management believes headline entertainment, as well as other sporting and entertainment events, is an effective means of attracting and retaining gaming patrons. The Xanadu Theater, together with the Mark Etess Arena (an approximately 63,000 square-foot exhibition hall facility), afford the Taj Mahal more flexibility in the use of its larger entertainment arena for sporting and other headline attractions. The Taj Mahal regularly engages popular musicians and entertainment personalities, and will continue to emphasize weekend marquee events, such as high visibility sporting events, festivals and contemporary concerts to maintain the highest level of glamour and excitement at the Taj Mahal. Mid-week uses for the facilities have included convention events and casino marketing sweepstakes. In 2000, Taj Mahal was the site of many major entertainment events, including performances by Andrea Boccelli, Britney Spears, Luciano Pavarotti and Brooks and Dunn.

     Player Development. Taj Associates employs marketing representatives as a means of attracting high-end slot and table gaming patrons to the property and to host special events, offer incentives and contact patrons directly in the United States, Canada and South America. In addition, marketing campaigns targeted to international clientele will be continued in Latin America, Mexico, Europe, the Far East and the Middle East. Casino hosts assist patrons on the casino floor, arrange room and dinner reservations and provide general assistance. To increase Taj Mahal's marketing base, casino hosts also solicit patrons to enroll in Taj Mahal's frequent player card program to receive their own individual Taj card (the "Taj Card"). The Taj Card program is discussed below.

     The Taj Mahal also plans to continue the development of its slot and coin programs through direct mail and targeted marketing campaigns focusing on the high-end and mid-level player. The Taj Mahal's customer bus-in program, has been an important component of player development, and will continue to focus on tailoring its player base and maintaining a low-cost package.

     Promotional Activities. The Taj Card program constitutes a key element in the Taj Mahal's direct marketing program. Both table and slot machine players are encouraged to register for, and utilize, their personalized Taj Card to earn various complimentaries and incentives based upon their level of play. Before the commencement of play, the cardholder inserts his or her Taj Card into a card reader attached to the slot machine or, in the case of a table game, gives his or her Taj Card to the floor person. Cardholders can switch machines or tables as often as they like without losing any credit. Computer systems record data about the cardholder, including playing preferences, frequency and denomination of play and the amount of gaming revenues produced. Sales and management personnel are then able to identify and monitor the location of the cardholder and the frequency and denomination of such cardholder's play. They can also use this information to provide attentive service to the cardholder while the patron is on the casino floor.

     The Taj Mahal also designs promotional offers, through the deployment of direct mailing and telemarketing strategies, to attract and retain gaming patrons who are reasonably expected to provide revenues based upon their historical gaming patterns. Such information is gathered on slot wagering by the Taj Card and on table game wagering by the casino game supervisors.

Historically, promotional activities have included selective mailings of vouchers for complimentary slot machine play and special events programs, gift-giveaways, sweepstakes and special competitions. Management continuously reviews its promotional programs to attract and retain Taj Mahal patrons.

     The Taj Mahal also routinely hosts slot machine and table game tournaments in which cash prizes are offered to a select group of players invited to participate in the tournament based upon their tendency to play. Special events such as "Slot Sweepstakes" and "bingo" are designed to increase mid-week business. Players at these tournaments also tend to play on the casino floor at their own expense during "off-hours" of the tournament. At times, tournament players are also offered special dining and entertainment privileges that encourage them to remain at the Taj Mahal. Tiered gift programs tailored to various levels of players are utilized to enhance volumes on certain days of the month. During 2000, the Taj Mahal hosted a variety of special table game tournaments, including baccarat, blackjack and pai gow poker, among others, as well as hosted the U.S. Poker Championship.

     Credit Policy. Historically, the Taj Mahal has extended credit on a discretionary basis to certain qualified patrons. For the years ended December 31, 1998, 1999 and 2000, the Taj Mahal's credit play as a percentage of total dollars wagered was approximately 26.6%, 23.7% and 22.6%, respectively. The Taj Mahal establishes credit limits based upon the particular patron's creditworthiness, as determined by an examination of the following criteria: (i) checking the patron's personal checking account balance, (ii) performing a credit check on each domestic patron and (iii) checking the patron's credit limits and indebtedness at all casinos in the United States, as well as many island casinos. The determination of a patron's creditworthiness is performed for continuing patrons on a yearly basis or more frequently if Taj Associates deems a re-determination of creditworthiness is warranted. In addition, depositing of markers is regulated by the state of New Jersey. Markers in increments of amounts up to and including $1,000 are deposited in a maximum of seven days; markers in increments of $1,001 to $5,000 are deposited in a maximum of 14 days; and markers in increments of $5,001 and over are deposited in a maximum of 45 days. Markers may be deposited sooner at the request of patrons or at the Taj Mahal's discretion.

     Employees and Labor Relations

     As of December 31, 2000, Taj Associates had approximately 4,500 full-time equivalent employees for the operation of the Taj Mahal, approximately 1,875 of whom were covered by collective bargaining agreements. The collective bargaining agreement with Local No. 54 expires on September 15, 2004. Management believes that its relationships with its employees are satisfactory.

     Certain employees of Taj Associates must be licensed by or registered with the CCC under the Casino Control Act, depending on the nature of the position held. Casino employees are subject to more stringent licensing requirements than non-casino employees, and must meet applicable standards pertaining to such matters as financial responsibility, good character, ability, casino training, experience and New Jersey residency. Such regulations have resulted in significant competition for employees who meet these requirements.

Trump Marina

     General. THCR and THCR Holdings, through Castle Associates, own and operate Trump Marina, a casino hotel situated on 14.7 acres in the Marina District approximately two miles from the Boardwalk and one-quarter mile from the H-Tract. By providing and maintaining a first-class facility and exceptional service, Trump Marina has earned the International Star Diamond Award from the American Academy of Hospitality Sciences. Trump Marina continuously strives to provide a broadly-diversified gaming and entertainment experience consistent with the "Trump" name and reputation for high-quality amenities and first-class service.

     Facilities and Amenities

     Trump Marina consists of a 27-story hotel tower with 728 rooms, including 153 suites, 97 of which are "Crystal Tower" luxury suites, and contains approximately 82,100 square feet of gaming space. Trump Marina offers approximately 2,500 slot machines, 76 table games, a simulcast racetrack facility, and has 58,000 square feet of convention, ballroom and meeting space, a 540-seat cabaret theater ("The Shell"), two clubs for the exclusive use of select patrons, three retail outlets, seven restaurants, two cocktail lounges and a pool snack bar. The Trump Marina also offers an outdoor basketball court, jogging track, swimming pool, four tennis courts and an indoor fitness center and salon. In addition, Trump Marina features a roof-top helipad, operates a 645-slip marina adjacent to the casino hotel, has eleven bus bays and a nine-story parking garage that can accommodate approximately 3,000 cars. An elevated enclosed walkway connects Trump Marina to a two-story building which contains offices, a nautically themed retail store, a cocktail lounge and a 240-seat gourmet restaurant overlooking the marina and the Atlantic City skyline. As a result of its high-quality amenities, its exceptional customer service and its geographical location, Trump Marina distinguishes itself as a desirable alternative to the Atlantic City casinos located on the Boardwalk.

     Business and Marketing Strategy

     "Wild Side." In 1997, Trump Marina completed a project to re-theme the casino hotel with a nautical emphasis, targeting younger affluent customers by offering contemporary entertainment attractions and emphasizing Trump Marina's energetic, lively "club-like" atmosphere, while maintaining its appeal to its established customer base. In keeping with this initiative, management developed and implemented the Trump Marina's "Wild Side" marketing and advertising campaigns containing a vivacious, youthful appeal geared towards a younger, affluent demographic. The Trump Marina offers varied and contemporary entertainment in "The Grand Cayman Ballroom" (82,100 square feet of convention space), "The Shell" (a 540-seat cabaret theater used to feature acts by bands and musical artists popular with a younger crowd), "The Wave" (a dance club), "The Deck" (for outdoor summertime entertainment) and large outdoor performances billed as "Rock the Dock" concerts. Also, a "Hooters" restaurant, a burger-and-beer style franchise popular among Trump Marina's targeted younger demographic, opened in February 2001 on the fourth floor of the Trump Marina, overlooking Trump Marina's general greeting area and bar located on the third floor and which is easily accessible by either elevator or escalator adjacent to the restaurant entrance.

     Gaming Environment. To stay abreast of current gaming trends in Atlantic City, Trump Marina's management systematically monitors the configuration of the casino floor and the games it offers to patrons with a view towards making changes and improvements. A computerized slot tracking and marketing system is employed to perform this analysis. This monitoring has confirmed a recent trend in the Atlantic City market towards fewer table games and more slot machines. For example, slot machine revenue for the Atlantic City market increased from 58.4% of the industry table games and slot revenue in 1990 to 72.5% in 2000. Trump Marina experienced a similar increase, with slot revenue increasing from 57.9% of table games and slot revenue in 1990 to 73.1% in 2000. In response to this trend, management has devoted more of its casino floor space to slot machines and has replaced substantially all of its slot machines with newer machines. Also, management has increased the number of slot machines offering patrons stools on which to sit while gaming, which has proven to be effective in increasing patrons' comfort and gaming entertainment experience.

     "Comping" Strategy. In order to compete effectively with other Atlantic City casino hotels, Trump Marina offers complimentaries to select patrons. Management strives to monitor and update Trump Marina's policy so as to provide complimentaries primarily to patrons who have a demonstrated propensity to wager at Trump Marina by systematically reviewing patrons' prior gaming history at Trump Marina. Each patron's gaming history is carefully analyzed to determine whether such patron's gaming activity at the Trump Marina, less the value of any comps, is potentially profitable to the property.

     Entertainment and Special Events. Trump Marina pursues a coordinated program of headline entertainment and special events geared towards a younger crowd. Trump Marina offers headline entertainment approximately 20 times a year in its main ballroom called "The Grand Cayman Ballroom," complemented by contemporary acts each weekend in its 540-seat cabaret theater called "The Shell." As a part of its marketing plan, Trump Marina offers special events aimed at its core, middle and upper-middle market segments. Trump Marina also hosts special events on an invitation-only basis in an effort to attract targeted gaming patrons and build loyalty among these patrons. These special events have included theme parties and gaming tournaments. Headline entertainment has also been featured to complement these special events. In addition, as part of its "Wild Side" marketing campaign, Trump Marina has featured outdoor bands by the marina nightly (in season), as well as outdoor concerts promoted under the "Rock the Dock" theme. Recent performances have included Stone Temple Pilots, Foreigner, Alice Cooper, Brian Setzer, The Wallflowers and Sammy Hagar.

     Player Development. Castle Associates has contracts with sales representatives located in various states to promote the casino hotel. Trump Marina has historically sought to attract more middle market slot patrons, as well as premium players through its "junket" marketing operations, which involve attracting groups of patrons by providing airfare, gifts, and room accommodations. Player development personnel at Trump Marina coordinate special events, offer incentives and directly contact patrons in an effort to attract high-limit table game and slot patrons. Trump Marina's casino hosts also assist patrons on the casino floor, arrange room and dinner reservations and provide general assistance. To increase Trump Marina's marketing base, player development personnel also encourage patrons to enroll in Trump Marina's frequent player card program to receive their own individual Trump Marina Wild Card (the "Marina Wild Card"). The Marina Wild Card program is discussed in the next paragraph.

     Promotional Activities. The Marina Wild Card constitutes a key element in the direct marketing program of Trump Marina. Patrons are encouraged to register for, and utilize, their personalized Marina Wild Cards to earn various complimentaries based upon their level of play. Before the commencement of play, the cardholder inserts his or her Marina Wild Card into a card reader attached to the slot machine or, in the case of a table game, gives his or her Marina Wild Card to the floor person. Cardholders can switch machines or tables as often as they like without losing any credit. Computer systems record data about the cardholder, including playing preferences, frequency and denomination of play and the amount of gaming revenues produced. Sales and management personnel are then able to identify and monitor the location of the cardholder and the frequency and denomination of such cardholder's play. They can also use this information to provide attentive service to the cardholder while the patron is on the casino floor. Also, the Marina Wild Card may also enable cardholders to receive a 20.0% discount, minimum purchase required, in certain retail stores located in Trump Marina.

     Trump Marina also designs promotional offers, through the deployment of direct mailing and telemarketing strategies, to attract and retain gaming patrons who are reasonably expected to provide revenues based upon their historical gaming patterns. Such information is gathered on slot wagering by the Marina Wild Card and on table game wagering by the casino game supervisors. Historically, promotional activities have included selective mailings of vouchers for complimentary slot machine play and hosting birthday parties, sweepstakes and special competitions. Management continuously reviews its promotional programs to attract and retain Trump Marina patrons.

     Credit Policy. Historically, Trump Marina has extended credit on a discretionary basis to certain qualified patrons. Table games credit play, as a percentage of total dollars wagered, was approximately 30.1%, 32.6% and 30.0% for the fiscal years ended December 31, 1998, 1999 and 2000, respectively. Trump Marina establishes credit limits based upon the particular patron's creditworthiness, as determined by an examination of the following criteria: (i) checking the patron's personal checking account balance, (ii) performing a credit check on each domestic patron and (iii) checking the patron's credit limits and indebtedness at all casinos in the United States, as well as many island casinos. The determination of a patron's creditworthiness is performed for continuing patrons on a yearly basis or more frequently if Castle Associates deems a re-determination of creditworthiness is warranted. In addition, depositing of markers is regulated by the state of New Jersey. Markers in increments of amounts up to and including $1,000 are deposited in a maximum of seven days; markers in increments of $1,001 to $5,000 are deposited in a maximum of 14 days; and markers in increments of $5,001 and over are deposited in a maximum of 45 days. Markers may be deposited sooner at the request of patrons or at Trump Marina's discretion.

     Bus Program. Trump Marina has a bus program which transports approximately 550 gaming patrons per day during the weekdays and approximately 650 per day on the weekends. Castle Associates' bus program offers incentives and discounts to certain scheduled and chartered bus customers. Based on historical surveys, management has determined that gaming patrons who arrive by special charters, as opposed to patrons traveling by scheduled bus lines or who travel distances greater than 60.0 miles, are more likely to create higher gaming revenue. Accordingly, Trump Marina's marketing efforts are focused on attracting such bus patrons.

     Employees and Labor Relations

     As of December 31, 2000, Castle Associates had approximately 3,300 full and part-time employees, 1,200 of whom were subject to collective bargaining agreements. Castle Associates' collective bargaining agreement with Local No. 54 expires on September 15, 2004. Such agreement extends to approximately 900 employees. In addition, four other collective bargaining agreements cover approximately 300 maintenance employees. Castle Associates believes that its relationships with its employees are satisfactory. Funding and TCHI have no employees.

     Certain employees of Castle Associates must be licensed by or registered with the CCC under the Casino Control Act, depending on the nature of the position held. Casino employees are subject to more stringent licensing requirements than non-casino employees, and must meet applicable standards pertaining to such matters as financial responsibility, good character, ability, casino training, experience and New Jersey residency. Such regulations have resulted in significant competition for employees who meet these requirements.

Indiana Riverboat

     General. The Indiana Riverboat operates out of Buffington Harbor in Gary, Indiana. Buffington Harbor is approximately 25.0 miles from downtown Chicago, Illinois. In addition, the cities of Indianapolis, Fort Wayne, Toledo, Grand Rapids and Milwaukee are each within a 175-mile radius of Buffington Harbor. Management believes the Indiana Riverboat benefits from (i) its location and size, (ii) its strategy of developing, together with Majestic Star Casino, L.L.C. ("Barden") (as described herein), an array of entertainment, retail and restaurant attractions, and coordinated cruise schedules and (iii) the widespread recognition of the "Trump" name and what management believes to be its reputation for quality. Gaming facilities in Illinois are presently limited to 1,200 gaming positions under current regulations in Illinois, which management believes puts Illinois properties at a competitive disadvantage to larger facilities such as the Indiana Riverboat. However, recent statutory changes now enable Illinois riverboats to remain dockside, allowing patrons to freely enter and exit, whereas Indiana casino riverboats are required to cruise.

     Features and Amenities

     The Indiana Riverboat features an approximately 280-foot luxury yacht containing approximately 37,000 square feet of gaming space with approximately 1,250 slot machines, 50 table games and capacity for approximately 2,690 passengers and 300 employees. The site adjacent to the Indiana Riverboat includes surface parking for approximately 3,000 automobiles and certain other infrastructure improvements, including a 300-room hotel. The cost to THCR for the development of the Indiana Riverboat, which includes the land, the vessel, gaming equipment, a pavilion for staging and ticketing and restaurant facilities, berthing and support facilities and parking facilities, was $156.0 million through December 31, 2000. An additional amount of $17.0 million is required to be spent in connection with municipal commitments. The $17.0 million will be spent over the next 18 to 24 months with cash from operations or other available financings. See " -- Business and Marketing Strategy; Buffington Harbor."

     Business and Marketing Strategy

     THCR and Trump Indiana focus their marketing efforts for the Indiana Riverboat on the middle market, which makes up the majority of the gaming population in the 200-mile radius of Buffington Harbor, encompassing portions of the states of Indiana, Illinois, Michigan, Ohio and Wisconsin (the "Great Lakes Market.") The middle market constitutes a broad segment of casino patrons who come to a casino for exciting recreation and entertainment and who typically wager less, on an individual basis, than high-end patrons. Through the use of the "Trump" name and systematic marketing programs, THCR has been attracting this middle market customer.

     Gaming Regulation. The operation of a gaming riverboat in Indiana is subject to Indiana's Riverboat Gambling Act (the "Riverboat Gambling Act") and the administrative rules promulgated thereunder. Under the Riverboat Gambling Act, all games typically available in Atlantic City casinos are permitted on the Indiana Riverboat. The riverboat casinos in Indiana are permitted to stay open 21 hours per day, 365 days per year and to extend credit and accept credit cards with no loss or wagering limits.

     In June 1996, the Indiana Gaming Commission (the "IGC") granted Trump Indiana a riverboat owner's license for the ownership and operation of a gaming vessel at Buffington Harbor, which must be renewed by June 2001.

     Buffington Harbor. On June 30, 1995, Trump Indiana acquired, pursuant to an Agreement of Sale, dated May 10, 1995 (the "Site Sale Agreement"), with Lehigh Portland Cement Company ("Lehigh") approximately 88.0 acres of land at Buffington Harbor (the "Buffington Harbor Site") for an aggregate purchase price of $13.5 million. Pursuant to an agreement between Lehigh and Trump Indiana, Lehigh granted Trump Indiana a lease for a term of up to 10 years for the use of the harbor and certain of Lehigh's property adjacent to the Buffington Harbor Site for the docking of the Indiana Riverboat vessel (the "Harbor Lease Agreement"). No lease payments were due to Lehigh during the first 30 months of the lease. Pursuant to the Harbor Lease Agreement, Lehigh is entitled to receive lease payments in the amount of $125,000 per month for the use of the property during the remaining term of the lease, if the use continues beyond the initial 30-month period. The initial period has expired and the lease payments are currently being paid to Lehigh. Trump Indiana contributed the Buffington Harbor Site and its rights under the Harbor Lease Agreement to Buffington Harbor Riverboats, LLC, a 50.0% joint venture between Trump Indiana and Barden ("BHR"), in connection with the formation of BHR. Pursuant to a joint venture agreement between Trump Indiana and Barden (the "BHR Agreement"), BHR will own, develop and operate all common land-based and waterside operations in support of Trump Indiana's and Barden's separate riverboat casinos at Buffington Harbor. Trump Indiana and Barden are each equally responsible for the development and the operating expenses of BHR. In September 2000, BHPA (as defined herein) acquired approximately 14.0 additional acres of land (not including the Buffington Harbor
Site) previously leased from Lehigh for the construction of a parking garage for an aggregate purchase price of $15.0 million. The Harbor Lease Agreement (and the payments thereunder) was terminated starting 2001. It is expected that the construction of the parking garage will commence during the second quarter of 2001 with completion of the parking garage approximately 10 months thereafter. The car parking garage and elevated roadway over certain railroad tracks are expected to cost approximately $25.0 million following the acquisition of this land.

     Trump Indiana entered into a development agreement with the City of Gary, Indiana, dated as of May 1, 1996 (the "Development Agreement"), which memorialized the commitments made by Trump Indiana to the City of Gary during the licensing process. The Development Agreement sets forth (i) the scope and timing of the capital expenditures committed to be made by Trump Indiana during the initial five-year term of its riverboat owner's license; (ii) Trump Indiana's agreement to pay to the City of Gary four percent (4.0%) of Trump Indiana's annual adjusted gross receipts and (iii) Trump Indiana's commitment regarding the employment of women and racial minorities and the utilization of union labor and local vendors. The Development Agreement also provides for certain monetary penalties in the event Trump Indiana had elected to abandon the Buffington Harbor Site within the first four years of gaming operations. In addition, the Development Agreement includes provisions regarding the "Trump Indiana Foundation," a private foundation established by Trump Indiana for charitable purposes primarily within the City of Gary and Lake County, Indiana. In 1996, Trump Indiana funded an initial amount of $1.0 million to the Trump Indiana Foundation. Trump Indiana is also required to make annual contributions of $100,000 to the Trump Indiana Foundation. The required payments were made for each year from 1997 through 2000. The Development Agreement was amended effective February 28, 2001, which amendment confirmed Trump Indiana had satisfied its commitments to the City of Gary, other than a remaining $17.0 million of economic development commitments to the City of Gary. Such amendment was approved by the IGC on March 2, 2001.

     Competition. Management believes that competition in the gaming industry, particularly the riverboat and dockside gaming industry, is based on a combination of quality and location of gaming facilities as well as the implementation of effective marketing strategies. In June 1999, the Illinois State Legislature authorized additional gaming facilities to be constructed in Illinois and permitted the state's riverboat properties to begin operating dockside, allowing patrons to freely enter and exit at any time. Since such restrictions were lifted in June 1999, Illinois' casino revenues increased 34.0% year over year. In addition to dockside gaming, Illinois gaming regulators relaxed ownership hurdles, allowing operators to own more than one casino in the state. Although management believes that the location of the Indiana Riverboat allows Trump Indiana to compete effectively with other casinos in the surrounding geographic area, management expects competition in the casino gaming industry to become intense as more casinos are opened and new entrants into the gaming industry become operational. See "-Competition."

     Employees and Labor Relations

     As of December 31, 2000, Trump Indiana had approximately 1,048 full-time equivalent employees, of whom approximately 160 employees were covered by collective bargaining agreements. The collective bargaining agreement with the Hotel Employees and Restaurant Employees International Union ("H.E.R.E.") expires in June 2001. Management believes that its relationships with its employees are satisfactory.

Trademark/Licensing

     Subject to certain restrictions, THCR has the exclusive world-wide right to use the "Trump" name and Mr. Trump's likeness in connection with gaming and related activities pursuant to a trademark license agreement, dated June 12, 1995, and the amendments thereto (the "Trump License Agreement"), between Mr. Trump, as licensor, and THCR, as licensee. Pursuant to the Trump License Agreement, THCR is permitted to use the names "Trump," "Donald Trump," "Donald
J. Trump" and variations thereof (collectively referred to as the "Trump Names"), and related intellectual property rights (together with the Trump Names, the "Marks") in connection with casino and gaming activities and related services and products. The Trump License Agreement, however, does not restrict or restrain Mr. Trump's right to use or further license the Trump Names in connection with services and products other than casino services and related products.

     The term of the Trump License Agreement is until the later of: (i) June 2015, (ii) such time as Mr. Trump and his affiliates no longer own at least a 15.0% voting interest in THCR or (iii) such time as Mr. Trump ceases to be employed or retained by THCR pursuant to an employment, management, consulting or similar services agreement. Upon expiration of the Trump License Agreement, Mr. Trump is required to grant to THCR a non-exclusive license to use the Marks for a reasonable period of transition on terms to be mutually agreed upon between Mr. Trump and THCR. Mr. Trump's obligations to THCR under the Trump License Agreement are secured by a security agreement, pursuant to which Mr. Trump has granted to THCR a first priority, security interest in the Marks for use in connection with casino services, as well as related hotel, bar and restaurant services.

Certain Indebtedness of THCR

     Senior Notes. Concurrent with the initial public offering of THCR in June 1995 (the "June 1995 Offering"), THCR Holdings and THCR Funding (collectively, the "THCR Obligors") issued senior promissory notes in the principal aggregate amount of $155.0 million, bearing interest at the rate of 15-1/2% per annum, payable semiannually in arrears on June 15th and December 15th of each year commencing December 15, 1995, and maturing on June 15, 2005 (the notes are collectively referred to as the "Senior Notes").

     Commencing on June 15, 2000, the THCR Obligors may redeem, in whole or in part, the Senior Notes pursuant to the terms and conditions in that certain Senior Note Indenture, dated June 12, 1995 (the "Senior Note Indenture"), by and among THCR Holdings, THCR Funding and U.S. Bank National Association, as trustee (the "Trustee"). If redeemed at any time during the twelve-month period commencing on June 15, 2000, the redemption price of the Senior Notes shall be equal to 107.75% of the outstanding principal amount of the Senior Notes redeemed, plus any accrued and unpaid interest as of the redemption date. For the twelve-month period commencing on June 15, 2001, the redemption price decreases to 105.167% of the outstanding principal amount, plus accrued and unpaid interest as of the redemption date. For the twelve-month period commencing on June 15, 2002, the redemption price further decreases to 102.583% of the outstanding principal amount, plus accrued and unpaid interest as of the redemption date. If any of the Senior Notes are redeemed on or after June 15, 2003, the redemption price shall be equal to 100.0% of the principal amount of the Senior Notes redeemed, plus accrued and unpaid interest as of the redemption date.

     The obligations of the THCR Obligors under the Senior Note Indenture are secured by an assignment and pledge by the THCR Obligors to the Trustee of (A) all of the capital stock, general partnership interests or membership interests, as the case may be, of: (i) Plaza Associates, (ii) Taj Associates, (iii) Trump Plaza Funding, Inc., a New Jersey corporation ("Plaza Funding"), (iv) Trump Atlantic City Corporation, a Delaware corporation and a wholly-owned subsidiary of Trump AC ("TACC"), (v) Trump Atlantic City Funding, Inc., a Delaware corporation and a wholly-owned subsidiary of Trump AC ("Trump AC Funding"), (vi) Trump Atlantic City Associates, a New Jersey general partnership ("Trump AC"),
(vii) Trump Atlantic City Holding, Inc., a Delaware corporation and a wholly-owned subsidiary of THCR Holdings which owns a 1.0% general partnership interest in Trump AC ("Trump AC Holding"), (viii) Trump Indiana, (ix) THCR Funding, (x) Castle Associates, (xi) Trump's Castle Hotel & Casino, Inc., a New Jersey Corporation and the general partner of Castle Associates ("TCHI") and
(xii) other equity interests issued from time to time by THCR Holdings or any of its Subsidiaries (as defined in the Senior Note Indenture), (B) the Castle PIK Notes held by THCR Holdings and (C) promissory notes issued by THCR Holdings or any of its Subsidiaries, excluding Unrestricted Subsidiaries (as defined in the Senior Note Indenture), from time to time directly owned or acquired by THCR Holdings; and (D) certain proceeds from time to time received, receivable or otherwise distributed in respect of the assets described in clause (A) above (collectively, the "Senior Note Collateral"). The security interests in the Senior Note Collateral are first priority security interests and are exclusive. Any equity interests in the subsidiaries of THCR Holdings which are acquired by THCR Holdings will be assigned and pledged to the Trustee, and the security interests granted in such equity interests are, and are to remain, exclusive, first priority security interests.

     During the fiscal year ended December 31, 2000, THCR Enterprises, LLC, a New Jersey limited liability company ("THCR Enterprises, LLC"), repurchased outstanding Senior Notes in an aggregate principal amount of $35.5 million in consideration for an aggregate of $19.03 million, plus accrued and unpaid interests.

     TAC I Notes. In connection with THCR's acquisition of the Taj Mahal in April 1996 (the "Taj Acquisition"), Trump AC and Trump AC Funding issued, in an underwritten offering, mortgage notes in the principal amount of $1.2 billion, bearing interest at the rate of 11-1/4% per annum, payable in cash semiannually in arrears on May 1st and November 1st of each year, and maturing on May 1, 2006 (the "TAC I Notes"). The obligations evidenced by the TAC I Notes are jointly and severally guaranteed by Taj Associates, Plaza Associates and Trump AC and all future subsidiaries of Trump AC (other than Trump AC Funding). The TAC I Notes were issued pursuant to an indenture agreement, dated as of April 17, 1996 (the "TAC I Note Indenture"), by and among Trump AC and Trump AC Funding, as issuers, Plaza Associates, Taj Associates and The Trump Taj Mahal Corporation, a Delaware corporation, as guarantors, and the Trustee. The TAC I Notes include restrictive covenants prohibiting or limiting, among other things, the sale of assets, the making of acquisitions and other investments, certain capital expenditures, the incurrence of additional debt and liens and the payment of dividends and distributions. Non-compliance could result in the acceleration of such indebtedness.

     Except pursuant to a Required Regulatory Redemption (as that term is defined in the TAC I Note Indenture), the TAC I Notes may not be redeemed prior to May 1, 2001. Thereafter, they may be redeemed, in whole or in part, at any time upon not less than 30 but not more than 60 days notice. If redeemed at any time during the twelve-month period commencing on May 1, 2001, the redemption price of the TAC I Notes shall be 105.625% of the outstanding principal amount of the TAC I Notes redeemed, plus any accrued and unpaid interest as of the redemption date. For the twelve-month period commencing on May 1, 2002, the redemption price decreases to 103.75% of the outstanding principal amount, plus accrued and unpaid interest as of the redemption date. For the twelve-month period commencing on May 1, 2003, the redemption price further decreases to 101.875% of the outstanding principal amount, plus accrued and unpaid interest as of the redemption date. If any of the TAC I Notes are redeemed on or after May 1, 2004, the redemption price shall be equal to 100.0% of the outstanding principal amount of the TAC I Notes redeemed, plus accrued and unpaid interest as of the redemption date.

         The TAC I Notes are secured on a senior basis by substantially all of the real and personal property owned or leased by Plaza Associates and Taj Associates. The liens securing the TAC I Notes are subordinate to liens securing approximately $3.0 million of senior indebtedness and are pari passu to the liens securing the TAC II Notes and TAC III Notes (as defined in the next two paragraphs).

         TAC II Notes. In December 1997, Trump AC and Trump Atlantic City Funding II, Inc., a Delaware corporation and a wholly-owned subsidiary of Trump AC ("Funding II"), issued, in an underwritten offering, mortgage notes in an aggregate principal amount of $75.0 million, bearing interest at the rate of 11-1/4% per annum, payable in cash semiannually in arrears on May 1st and November 1st of each year, and maturing on May 1, 2006 (the "TAC II Notes"). The TAC II Notes were issued pursuant to an indenture agreement, dated as of December 10, 1997 (the "TAC II Note Indenture"), by and among Trump AC and Funding II, as issuers, TACC, Plaza Associates and Taj Associates, as guarantors, and the Trustee. The TAC II Notes include restrictive covenants prohibiting or limiting, among other things, the sale of assets, the making of acquisitions and other investments, certain capital expenditures, the incurrence of additional debt and liens and the payment of dividends and distributions. Non-compliance could result in the acceleration of such indebtedness.

         TAC III Notes. In December 1997, Trump AC and Trump Atlantic City Funding III, Inc., a Delaware corporation and wholly-owned subsidiary of Trump AC ("Funding III"), issued, in an underwritten offering, mortgage notes in an aggregate principal amount of $25.0 million, bearing interest at the rate of 11-1/4% per annum, payable in cash semiannually in arrears on May 1st and November 1st of each year, and maturing on May 1, 2006 (the "TAC III Notes"). The TAC III Notes were issued pursuant to an indenture agreement, dated as of December 10, 1997 (the "TAC III Note Indenture"), by and among Trump AC and Funding III, as issuers, TACC, Plaza Associates and Taj Associates, as guarantors, and the Trustee. The TAC III Notes include restrictive covenants prohibiting or limiting, among other things, the sale of assets, the making of acquisitions and other investments, certain capital expenditures, the incurrence of additional debt and liens and the payment of dividends and distributions. Non-compliance could result in the acceleration of such indebtedness.

         The TAC II Notes and TAC III Notes are redeemable and secured on the same basis as the TAC I Notes.

         Other Indebtedness. In addition to the foregoing, Trump AC's long-term indebtedness includes approximately $9.8 million of indebtedness, including, as of December 31, 2000, approximately $1.2 million due under outstanding mortgage notes described above.

         Castle Notes. In November 1993, Castle Associates refinanced the outstanding 9-1/2% Mortgage Bonds due 1998 ("Castle Bonds") of Trump's Castle Funding, Inc., a New Jersey corporation and a wholly-owned subsidiary of Castle Associates ("Castle Funding"), by exchanging all of the then outstanding Castle Bonds for Castle Funding's (i) 11-3/4% Mortgage Notes due November 15, 2003 in an aggregate principal amount of approximately $242.1 million (the "Castle Mortgage Notes") and (ii) 13-7/8% Subordinated Pay-in-Kind Notes due November 15, 2005 in an aggregate principal amount of approximately $60.0 million (the "Castle PIK Notes," and together with the Castle Mortgage Notes, the "Castle Notes"). The Castle Notes may be redeemed at Castle Funding's option at any time after December 15, 1998, in whole or in part, at the redemption prices set forth in the indenture agreements under which they were issued, together with accrued and unpaid interests as of the redemption date. No Castle Notes were redeemed in 2000.

         The Castle Mortgage Notes are secured by a promissory note of Castle Associates to Castle Funding (the "Castle Partnership Note") in an amount and with payment terms necessary to service the Castle Mortgage Notes. The Castle Partnership Note is secured by a mortgage on Trump Marina and substantially all of the other assets of Castle Associates. The Castle Partnership Note has been assigned by Castle Funding to the trustee of the indenture under which the Castle Mortgage Notes were issued to secure the repayment of the Castle Mortgage Notes. In addition, Castle Associates has guaranteed the payment of the Castle Mortgage Notes (the "Castle Guaranty"), which is secured by a mortgage on Trump Marina and substantially all of the assets of Castle Associates. The Castle Partnership Note and the Castle Guaranty are expressly subordinated to the indebtedness of the New Castle Senior Notes and the Castle Working Capital Loan (collectively, the "Senior Indebtedness") and the liens of the mortgages securing the Castle Partnership Note and the Castle Guaranty are subordinate to the liens securing the Senior Indebtedness. During each of the fiscal years ended December 31, 1998, 1999 and 2000, aggregate payments of $28.5 million were paid to the holders of the Castle Mortgage Notes.

         The Castle PIK Notes bear interest payable, at Castle Funding's option, in whole or in part in cash and through the issuance of additional Castle PIK Notes, semi-annually at the annual rate of 13-7/8% through November 15, 2003. After November 15, 2003, interest on the Castle PIK Notes is payable only in cash at the annual rate of 13-7/8%. The Castle PIK Notes mature on November 15, 2005. The Castle PIK Notes may be redeemed at Castle Funding's option at 100.0% of the principal amount under certain conditions, as described in the indenture governing the Castle PIK Notes, and are required to be redeemed from a specified percentage of any equity offering which includes Castle Associates. Interest has been accrued using the effective interest method. On May 15, 2000 and November 15, 2000, the semi-annual interest payments of $7.3 million and $7.8 million, respectively, were paid satisfied by the issuance of additional Castle PIK Notes in such principal amounts.

         The Castle PIK Notes are secured by a subordinated promissory note of Castle Associates to Castle Funding (the "Castle Subordinated Partnership Note"), which has been assigned to the trustee for the Castle PIK Notes, and Castle Associates has issued a subordinated guaranty (the "Castle Subordinated Guaranty") of the Castle PIK Notes. The Castle Subordinated Partnership Note and the Castle Subordinated Guaranty are expressly subordinated to the Senior Indebtedness, the Castle Partnership Note and the Castle Guaranty. On May 21, 1996, THCR Holdings exercised an option and acquired approximately 90.0% of the then outstanding Castle PIK Notes for an aggregate exercise price of approximately $38.7 million, in exchange for which THCR Holdings received an aggregate principal amount of approximately $59.3 million of Castle PIK Notes.

         April 1998 Castle Refinancing; New Castle Senior Notes and Castle Working Capital Loan. In April 1998, Castle Funding refinanced a portion of its outstanding debt, on a consolidated basis, consisting of (i) a term loan from a bank for an outstanding principal amount of $38.0 million (the "Castle Term Loan"), and (ii) its 11-1/2% Senior Secured Notes due 2000 (the "Old Castle Senior Notes") by issuing 10-1/4% Senior Secured Notes due April 30, 2003 (the "New Castle Senior Notes"). The proceeds from the issuance of the New Castle Senior Notes were used to redeem all of the issued and outstanding Old Castle Senior Notes at 100.0% of their outstanding principal balance plus accrued and unpaid interest and to repay the Castle Term Loan in full. In conjunction with this refinancing, TCHI obtained a working capital credit facility (the "Castle Working Capital Loan"). The New Castle Senior Notes have an outstanding principal amount of $62.0 million, bear interest at the rate of 10-1/4% per annum, payable semi-annually on April 30th and October 30th of each year, and mature on April 30, 2003. The Castle Working Capital Loan has an outstanding principal amount of $5.0 million, bears interest at the rate of 10-1/4% per annum, payable semi-annually each April and October, and matures on April 30, 2003. Both the New Castle Senior Notes and the Castle Working Capital Loan are guaranteed by Castle Associates. During the fiscal years ended December 31, 1998, 1999, and 2000, aggregate payments of $3.4 million, $6.4 million, and $6.4 million, respectively, were paid by Castle Associates to the holders of the Senior Notes. During the fiscal year ended December 31, 1998, 1999, and 2000, aggregate payments of $0.3 million, $0.5 million, and $0.5 million, respectively, were paid by Castle Associates in satisfaction of the Castle Working Capital Loan. As of December 31, 2000, there was an aggregate principal amount of $62.0 million outstanding under the New Castle Senior Notes and $5.0 million outstanding under the Castle Working Capital Loan.

         The terms of the Castle Working Capital Loan, the Castle Notes and the New Castle Senior Notes include limitations on the amount of additional indebtedness Castle Associates may incur, distributions of Castle Associates capital, investments and other business activities.

         Other Indebtedness. In addition to the foregoing, THCR's consolidated long-term indebtedness includes approximately $40.8 million of additional indebtedness as of the fiscal year ended December 31, 2000.

The Atlantic City Market

         Atlantic City is located along the New York-Philadelphia-Baltimore-Washington, D.C. corridor, with nearly 30.0 million people living within a three-hour driving distance of Atlantic City. Average household income within the 50-mile radius of Atlantic City is 10.0% above the national average, and 23.0% to 32.0% in the outer 200-mile radius. Management believes that the foregoing statistics, coupled with the many community improvements either recently completed or currently underway in Atlantic City, bode well for Atlantic City's potential as a destination town since gambling was legalized in Atlantic City by voter referendum in 1976. Construction projects recently completed or currently in progress in Atlantic City include the following: (i) the $268.0 million new Atlantic City Convention Center, the second largest convention center in the Northeast, completed in May 1997, (ii) the $84.0 million Grand Boulevard project completely revamping the entrance to the city from the Atlantic City

Expressway which was completed in 1998, (iii) the $330.0 million Atlantic City tunnel project currently underway and which is expected to be completed in the summer of 2001, and will, when completed, connect the Atlantic City Expressway to the Marina District and H-Tract (the "Tunnel Project"), (iv) $200.0 million in new, publicly subsidized housing replacing dilapidated housing, (v) a $14.5 million minor league baseball stadium home to the Atlantic City Surf, an Atlantic League team, which was completed in June 1999, and (vi) the $90.0 million refurbishment of the Boardwalk Convention Center Hall into a 12,000 to 15,000-seat special events venue, which is expected to be completed in the summer of 2001, with the potential to attract major entertainers and strong regional boxing matches.

         The Atlantic City market has demonstrated continued, though modest, growth despite the recent proliferation of new gaming venues across the country. The 12 casino hotels located in Atlantic City generated approximately $4.31 billion in gaming revenues in 2000, an increase of approximately 3.2% over 1999 gaming revenues of approximately $4.18 billion. From 1996 to 2000, total gaming revenues in Atlantic City have increased approximately 12.7%, while hotel rooms increased by 21.9% during the same period. Although total visitor volume to Atlantic City remained relatively constant in 2000, the volume of bus customers decreased to 9.1 million in 2000 from 9.5 million in 1999, also representing a decline from 10.2 million in 1996. The volume of customers traveling by other means to Atlantic City has grown from 23.5 million in 1996 to 24.3 million in 2000.

         During the last five years, however, overall casino revenue growth in Atlantic City has lagged behind that of other traditional gaming markets, principally Las Vegas, Nevada. Management believes that this relatively slower growth is primarily attributable to three key factors, Atlantic City's (i) shortage of hotel rooms, (ii) more stringent regulatory environment and (iii) infrastructure problems. First, there are currently only 12 casinos in Atlantic City, as compared to 27 casinos located on the Las Vegas Strip. Until 1996, there had been no significant additions to hotel capacity in Atlantic City, and the last totally new property constructed in Atlantic City was the Taj Mahal in 1990, whereas Las Vegas has experienced a boom in recent hotel constructions, including the Venetian, Paris and Mandalay Bay in 1999 and the Aladdin in August 2000, and the addition of rooms to existing hotels. Both markets have exhibited a strong correlation between hotel room inventory and total casino revenues. Second, the regulatory environment and infrastructure problems in Atlantic City have made it more difficult and costly to operate a casino in Atlantic City as compared to Las Vegas. Overall regulatory costs and tax levies in New Jersey have exceeded those in Nevada since gambling was legalized in Atlantic City in 1976, and there is generally a higher level of regulatory oversight in New Jersey than in Nevada. Third, management believes that the infrastructure problems of Atlantic City, manifested by impaired accessibility to the casinos, downtown Atlantic City congestion and the structural decay of the areas immediately surrounding the casinos, have impacted the public's perception of Atlantic City as a desirable recreational location. Management believes, however, that the development projects recently completed or currently underway in Atlantic City, particularly the construction of the new $268.0 million Atlantic City Convention Center completed in May 1997 and the current Tunnel Project, when completed, will enhance Atlantic City's public perception as a favorable convention and destination location, although no assurances can be given. Moreover, no assurances can be given that the Tunnel Project, when completed, will alleviate the traffic congestion as originally proposed. See "-Gaming and Other Laws and Regulations."

         Total Atlantic City slot revenues increased 4.5% in 2000 from 1999, continuing a trend of increases over the past eight years. From 1996 through 2000, slot revenue growth in Atlantic City has averaged 3.7% per year. Total table game revenue increased by 0.5% in 2000 from 1999, while table game revenue from 1996 to 2000 has increased on average approximately 0.8% per year. Management believes the slow growth in table game revenue is primarily attributable to two factors. First, the slot product has been significantly improved over the last eight years. Bill and coupon acceptors, new slot machines, video poker, themed slot machines and other improvements have been effective in increasing the popularity in slot play to guests who tend to gamble more for entertainment value, as compared to guests who are more interested in playing table games. During the past couple of years, casino operators in Atlantic City have opted to increase their number of slot machines in favor of table games due to increased popularity of slot play to the Atlantic City patron and to slot machines' comparatively higher profitability margin resulting from lower labor and support costs. Since 1996, the number of slot machines in Atlantic City has increased by 10.7%, while the number of table games has decreased by 5.9%. Slot revenues increased from 68.6% of total casino revenues in 1996 to 71.6% in 2000. The second reason for the historical slow growth in table game revenue is that table game players tend to typically be higher-end players who are more likely to be interested in overnight stays and other amenities. During the peak spring and summer seasons and weekends, room availability in Atlantic City has typically proven to be inadequate in meeting demand, indirectly making it difficult for casino operators and hosts to aggressively promote table play to potential higher-end table game customers.

         Atlantic City's new $268.0 million Convention Center, completed in May 1997, with approximately 500,000 square feet of exhibition and pre-function space, 45 meeting rooms, food-service facilities and an underground parking garage accommodating up to 1,600 cars, is located at the base of the Atlantic City Expressway, and is currently the second largest convention center in the Northeast. Atlantic City's original convention center is located on the Boardwalk, physically connected to the Trump Plaza, and is owned by the New Jersey Sports and Exposition Authority (the "NJSEA"). Its East Hall, which was completed in 1929 and is listed on the National Register of Historic Places, is currently undergoing, with funding approved by the CRDA in February 1999, a $90.0 million renovation to be completed by the summer of 2001. These improvements, while preserving the historic features of this landmark, will convert the East Hall into a modern special events venue and will include new seating for 10,000 to 14,000 people in its main auditorium, new lighting, sound and television-ready wiring systems. Management believes that the East Hall, when completed, will have the potential to attract major entertainers and showcase popular boxing events, although no assurances can be given.

         In the fall of 1998, the South Jersey Transportation Authority (the "SJTA") commenced the Tunnel Project consisting of the construction of an approximate 2.2 mile roadway and tunnel system in Atlantic City which, when completed, will connect the Atlantic City Expressway to (i) the Marina District, where the Trump Marina is located, (ii) the H-Tract, which has been Atlantic City's focal point for new casino construction, and (iii) and the nearby residential city of Brigantine. The Tunnel Project is scheduled to be completed in the summer of 2001. The projected cost of the Tunnel Project is currently estimated to be $330.0 million.

         In addition to the planned casino expansions, major infrastructure improvements have been completed in the past several years. In 1998, an $88.0 million "Grand Boulevard" corridor linking the new Atlantic City Convention Center with the Boardwalk was completed. Also in 1998, the CRDA undertook a $20.8 million beautification project for the five-block Virginia and Maryland Avenue corridor which connects the 30-acre Boardwalk site of the Taj Mahal to Absecon Boulevard (Route 30), one of Atlantic City's principal access roadways. This comprehensive project included the repair, resurfacing and resignalizing of these roads and the installation of new roadside lighting, the acquisition and demolition of deteriorated structures on Virginia Avenue and, to a lesser extent, Maryland Avenue, and the installation and maintenance of roadside landscaping on those sites, the construction of a 26-unit subdivision of two-story, single unit and duplex residences which will front on opposing sides of Virginia Avenue, and the improvement of the exterior facades of selected Virginia Avenue and other structures, with consents of the owners, to achieve a harmony and continuity of design among closely proximate properties. Construction of the roadway and housing elements of this project was completed in the summer of 2000. See "-Competition."

Competition

         Atlantic City. Competition in the Atlantic City market remains intense. The Trump Atlantic City Properties compete with other casino hotels located in Atlantic City as well as with each other. At the present time, there are 12 casino hotels located in Atlantic City, including the Trump Atlantic City Properties, all of which compete for patrons. Substantial new expansion and development activity has recently been completed or has been announced in Atlantic City, including the expansion at Harrah's, Hilton, Caesar's, Sands, Tropicana and Bally's Wild West Casino, which intensifies competitive pressures in the Atlantic City market. In addition, in September 2000, Boyd Gaming and MGM Grand, Inc. ("MGM") commenced their joint development of a 25-acre site located in the Marina District for the construction of a Tuscan-style casino resort to be named the "Borgata." The Borgata is supposed to feature a 40-story tower with 2,010 rooms and suites, as well as a 143,500 square-foot casino, restaurants, retail shops, a spa and pool, and entertainment venues. Construction of the Borgata is scheduled to be completed by mid-2003 and is estimated to cost approximately $1.0 billion. In addition, management also believes that there are several other sites on the Boardwalk and in the Marina District on which casino hotels could be built in the future, and various applications for casino licenses have been filed and announcements with respect thereto have been made from time to time. While management believes that the addition of hotel capacity would be generally beneficial to the Atlantic City market overall, especially in peak spring and summer months when there has historically been an inadequate supply of available hotel rooms, there can be no assurances that the proposed and future expansions would not have a material adverse effect on the business and operations of the Trump Atlantic City Properties. There also can be no assurance that the Atlantic City development projects which are planned or are underway will be completed.

         In 1999, Park Place Entertainment, Inc. ("Park Place") completed the acquisition of Caesar's Casino Hotels from Starwoods Hotel & Resorts Worldwide, Inc. This acquisition included the Caesar's Atlantic City property, which is adjacent to Bally's Park Place and Wild West Casino hotel ("Bally's") owned by Park Place. In 2000, Park Place completed plans to connect the Caesar's and Bally's properties with a $24.0 million connector, which included additional gaming space.

         In March 2000, MGM consummated its acquisition of Mirage Resorts, Inc. to become MGM Mirage Inc. ("MGM Mirage"). MGM Mirage owns and/or operates 18 casino properties on three continents, and together with Boyd, commenced the development of the 25-acre site located in the Marina District for the construction of the Borgata in September 2000. The Borgata is intended to be completed by mid-2003. MGM Mirage also owns the 55-acre lot adjacent to the site committed to the Borgata, and in the first quarter of 2001, announced its intention to build an additional casino hotel on such site. At this time, it is not possible to determine the impact that this acquisition and announcement will have on any planned development in the H-Tract, on the Boardwalk or elsewhere in Atlantic City.

         During the first quarter of 2001, Aztar Corp. announced its plan to build a $225.0 million expansion of its Atlantic City Tropicana, including an additional 502 hotel rooms and a 200,000 square-foot retail, dining and entertainment complex. Park Place announced its intention to acquire the Claridge Casino Hotel. Harrah's Entertainment Inc. commenced building a $110.0 million hotel tower at Harrah's Atlantic City. Sands Casino Hotel announced its plan to convert a recently acquired structure into additional 132 to 135 suites. MGM Mirage announced its intention to build an additional casino hotel in the Marina District. Management does not know if or when any of these projects will be completed and cannot ascertain the effect they might have, if or when they are completed, on the business and operations of the Trump Atlantic City Properties.

         Total Atlantic City gaming revenues have increased over the past five years, although at varying rates. During 1996, six casinos (including Trump Plaza and the Taj Mahal) experienced increased gaming revenues compared to 1995, while six casinos experienced decreased revenues. In 1997, eight casinos (including Trump Plaza, Trump Marina and the Taj Mahal) experienced increased gaming revenues compared to 1996, while four casinos experienced decreased revenues. In 1998, seven casinos experienced increased gaming revenues compared to 1997 (including Trump Plaza), while five casinos experienced decreased revenues (including the Taj Mahal and Trump Marina). In 1999, 10 casinos experienced increased gaming revenues compared to 1998 (including the Taj Mahal and Trump Marina), while two casinos experienced decreased revenues (including Trump Plaza). In 2000, eight casinos experienced increased gaming revenues (including the Taj Mahal), while four casinos experienced decreased revenues (including Trump Plaza).

         During 1996, a total of approximately 65,870 square feet of casino floor space was added, an increase of 47.2%, including Trump World's Fair's 49,211 square feet. Slot machines increased by approximately 1,911 units during 1996 and table games increased by approximately 44 units during 1996, of which Trump World's Fair accounted for 1,518 units and 16 units, respectively. During 1997, a total of approximately 51,870 square feet of casino floor space was added. Slot machines increased by approximately 2,153 units, and table games increased by approximately 82 units during 1997. During 1998, a total of approximately 38,350 square feet of casino floor space was added. Slot machines increased by approximately 822 units and table games decreased by approximately 71 units during 1998. During 1999, casino floor space decreased by approximately 41,071 square feet, of which approximately 49,211 was due to the closing of Trump World's Fair in October 1999. Slot machines decreased by approximately 1,191 units, 1,636 of which were attributable to the closing of Trump World's Fair in October 1999, and table games decreased by approximately 47 units during 1999. During 2000, a total of approximately 27,430 square feet of casino floor space was added, the number of slot machines increased by approximately 1,590 units and table games decreased by 15 units.

         The Trump Atlantic City Properties also compete, or will compete, with facilities in the northeastern and mid-Atlantic regions of the United States at which casino gaming or other forms of wagering are currently, or in the future may be, authorized. To a minimal extent, the Trump Atlantic City Properties and/or Indiana Riverboat face competition from gaming facilities nationwide, including land-based, cruise line, riverboat and dockside casinos located in Colorado, Illinois, Indiana, Iowa, Louisiana, Michigan, Mississippi, Missouri, Nevada, South Dakota, Ontario (Windsor and Niagara Falls), the Bahamas, Puerto Rico and other locations inside and outside the United States, and from other forms of legalized gaming in New Jersey and in its surrounding states such as lotteries, horse racing (including off-track betting), jai alai, bingo and dog racing, and from illegal wagering of various types. New or expanded operations by other persons can be expected to increase competition and could result in the saturation of certain gaming markets. For example, at the end of 2000, there were a total of approximately 5,151 slot machines installed and operational in Delaware. West Virginia also permits slot machines at racetracks, and track owners in several other states, including Maryland and Pennsylvania, are seeking to do the same. In December 1996, the Casino Niagara opened in Niagara Falls, Ontario. In February 1998, the Ontario Casino Commission designated a consortium whose principal investor is Hyatt Hotels Corporation as the preferred developer of the permanent Casino Niagara. Moreover, the Trump Atlantic City Properties may also face competition from various forms of internet gambling.

         In addition to competing with other casino hotels in Atlantic City and elsewhere, by virtue of their proximity to each other and the common aspects of certain of their respective marketing efforts, including the common use of the "Trump" name, the Trump Atlantic City Properties compete directly with each other for gaming patrons.

         Indiana. The Indiana Riverboat competes primarily with riverboats and other casinos in the northern Indiana and Chicago metropolitan area and throughout the Great Lakes Market. Although northern Indiana is part of the greater Chicago metropolitan market, which is one of the most successful new gaming markets in the United States, the Indiana Riverboat may be more dependent on patrons from northern Indiana than its Illinois competitors, and the propensity of these patrons to wager cannot be predicted with any degree of certainty. In addition to competing with Barden's riverboat at the Buffington Harbor Site, the Indiana Riverboat competes with three other riverboats in the northwest Indiana market. To a lesser degree, the Indiana Riverboat competes with five operating riverboats located in southern Indiana. At present, there are four other riverboats in the Chicago, Illinois area, with each operator limited to 1,200 gaming positions. Statutory changes now enable Illinois riverboats to remain dockside, allowing patrons to freely enter and exit, whereas Indiana casino riverboats are required to cruise.

         Management believes that competition in the gaming industry, particularly the riverboat and dockside gaming industry, is based principally on the quality and location of gaming facilities, the effectiveness of marketing efforts, and customer service and satisfaction. Although THCR believes that the location of the Indiana Riverboat will allow THCR to compete effectively with other casinos in the geographic area surrounding its casino, management expects competition in the casino gaming industry to continue to be intense in the Northwest Indiana marketplace.

         The Indiana Riverboat is seeking a competitive advantage primarily based upon its superior location, including its proximity to, and direct access from, Chicago, extensive parking facilities, name recognition, a superior gaming vessel and gaming experience, and targeted marketing strategies. In addition, a casino opened during 1994 in Windsor, Ontario, across the river from Detroit. In 1997, Detroit approved land-based casino gaming with a limit of three licenses for the metropolitan area, and selected the operators for the licenses. Two of these land-based casinos opened for operation in 1999, and the third opened in 2000. Although management believes that there is sufficient demand in the market to sustain the Indiana Riverboat, there can be no assurance of that effect. Legislation has also been approved during 1999 to expand riverboat gaming in Illinois, including authorizing new sites in the Chicago area with which the Indiana Riverboat would compete. Illinois legislation now permits dockside gaming and allows operators to own more than one casino in the state. There can be no assurance that Indiana will not authorize additional gaming licenses nor can there be any assurances that Indiana will follow suit in allowing dockside gaming. See "-Indiana Riverboat."

         Native American Casinos. In addition, the Trump Atlantic City Properties and the Indiana Riverboat also face competition from casino facilities in a number of states operated by federally recognized Native American tribes. Pursuant to the Indian Gaming Regulatory Act (the "IGRA"), which was passed by Congress in 1988, any state which permits casino-style gaming (even if only for limited charity purposes) is required to negotiate gaming compacts with federally recognized Native American tribes. Under the IGRA, Native American tribes enjoy comparative freedom from regulation and taxation of gaming operations, which provides them with an advantage over their competitors, including the Trump Atlantic City Properties and the Indiana Riverboat. In March 1996, the United States Supreme Court struck down a provision of the IGRA which had allowed Native American tribes to sue states in federal court for failing to negotiate gaming compacts in good faith. Management cannot predict the impact of this decision on the ability of Native American tribes to negotiate compacts with states.

         In February 1992, the Mashantucket Pequot Nation opened Foxwoods Resorts Casino ("Foxwoods"), a casino hotel facility in Ledyard, Connecticut (located in the far eastern portion of such state), an approximately three-hour drive from New York City and an approximately two and one-half hour drive from Boston, Massachusetts, which currently offers 24-hour gaming and contains approximately 5,900 slot machines, 350 tables and over 1,400 rooms and suites, 24 restaurants, 17 retails stores, entertainment and a year-round golf course. Also, a high-speed ferry operates seasonally between New York City and Foxwoods. The Mashantucket Pequot Nation has also announced plans for a high-speed train linking Foxwoods to the interstate highway and an airport outside Providence, Rhode Island.

         In October 1996, the Mohegan Nation opened the Mohegan Sun Resort in Uncasville, Connecticut, located 10 miles from Foxwoods. Developed by Sun International Hotels, Ltd., the Mohegan Sun Resort has approximately 3,000 slot machines and 192 tables, off-track horse betting, bingo, 20 food and beverage outlets, and retail stores. The Mohegan Sun is in the midst of a $960.0 million,
4.0 million square-foot expansion entailing the construction of a 115,000 square-foot casino, a 10,000-seat arena, a 34-story tower with 1,200 rooms, nine new restaurants and two parking garages accommodating up to 5,000 cars. The project is expected to be completed in the spring of 2002. The foregoing expansion of the Mohegan Sun could have a material adverse impact on the revenue growth of the Trump Atlantic City Properties.

         The Eastern Pequot Tribe, along with the Paucatuck Eastern Pequot Tribe, are seeking federal recognition as Tribal Nations. Both tribes received findings of preliminary recognition in 2000. There can be no assurance that any continued expansion of gaming operations of the Mashantucket Pequot Nation, the gaming operations of the Mohegan Nation or the commencement of gaming operations by the Eastern Pequots or Paucatuck Eastern Pequots would not have a materially adverse impact on the operations of the Trump Atlantic City Properties and Indiana Riverboat. A subsidiary of THCR has agreed to support the efforts of the Paucatuck Eastern Pequot Tribal Nation for federal recognition as a tribal nation. In consideration of this agreement, the Paucatuck Eastern Pequot Tribal Nation has agreed to negotiate exclusively with THCR during the term of the agreement for the development and management of a Native American casino to be located on Paucatuck Eastern Pequot Tribal Nation land.

         A group in Cumberland County, New Jersey, calling itself the "Nanticoke Lenni Lenape" tribe, has filed a notice of intent with the Bureau of Indian Affairs seeking formal federal recognition as a Native American tribe. In March 1998, the Oklahoma-based Lenape/Delaware Indian Nation, which originated in New Jersey and already has federal recognition, filed a lawsuit against the city of Wildwood, New Jersey, claiming that the city is built on ancestral land. The city of Wildwood, which supported the plan to build a casino, had entered into settlement negotiations, offering to deed municipal land to the tribe. The plan, which was opposed by the state of New Jersey, required state and federal approval. In early 1999, however, the Delaware Indian Nation's lawsuit was dismissed.

         In July 1993, the Oneida Nation opened "Turning Stone," a casino featuring 24-hour table gaming and electronic gaming machines near Syracuse, New York. In October 1997, the Oneida Nation opened a hotel which included expanded gaming facilities, and constructed a golf course and convention center. Construction of a new 24,000 square-foot clubhouse for the Oneida Nation's golf course is expected to commence in the summer of 2001 and to be completed in 2002. There are also preliminary plans for a casino expansion consisting of 300 additional hotel rooms and a water park.

         In April 1999, the St. Regis Mohawk Nation opened the Akwesasne Casino, featuring electronic gaming machines, in the northern portion of New York State, close to the Canadian border. In April 1999, the St. Regis Mohawks also announced their intentions of opening a casino with Catskill Development Company at the Monticello Race Track in the Catskill Mountains region of New York, which was approved by the Assistant Secretary-Indian Affairs (Interior) but is also subject to the approval of the Governor of New York pursuant to IGRA. In April 2000, the St. Regis Mohawks terminated their contract with Catskill Development Company and announced that Park Place would build and manage a tribal casino in the Catskill Mountains. In May 2000, Park Place agreed to purchase Kutshers Resort for the new St. Regis Mohawks' casino site. There is ongoing litigation between Park Place and the Catskill Development Company.

         The Seneca Nation plans to negotiate with New York State to open a casino in Western New York. Approval of the proposed casino would be contingent upon the purchase of additional property that is declared reservation property by the federal government. However, a recent ruling by the federal Interior Department may allow the Seneca Nation to transform its bingo halls into casino-type operations without having to negotiate with New York State.

         The Narragansett Nation of Rhode Island, which has federal recognition, is seeking to open a casino in Rhode Island State.

         The Aquinnah Wampanoag Tribe is seeking to open a casino in the state of Massachusetts. Other Native American nations are seeking federal recognition, land and negotiation of gaming compacts in New York, Pennsylvania, Connecticut and other states near Atlantic City. If successful, there can be no assurance that additional casinos built in or near this portion of the United States would not have a material adverse effect on the business and operations of the Trump Atlantic City Properties and Indiana Riverboat.

         The Pokagon Band of Potawatomi Indians of southern Michigan and northern Indiana has been federally recognized as an Indian tribe (the "Pokagon Band"). In September 1995, the Pokagon Band signed a gaming compact with the Governor of the state of Michigan to build a land-based casino in southwestern Michigan (the "Pokagon Michigan Gaming Compact"). In early 2000, a state judge ruled that the Pokagon Michigan Gaming Compact was invalid. The Pokagon Band has expressed an intention to appeal the judge's verdict. If successful, there can be no assurances that the gaming facility built by the Pokagon Band, or any other gaming facility built by another entity, would not have a material adverse effect on the business and operations of the Indiana Riverboat.

         State Legislation. Legislation permitting other forms of casino gaming has been proposed, from time to time, in various states, including those bordering the state of New Jersey. Six states have presently legalized riverboat gambling while others are considering its approval, including New York State and the Commonwealth of Pennsylvania. Several states are considering or have approved large scale land-based casinos. The business and operations of the Trump Atlantic City Properties could be materially adversely affected by such competition, particularly if casino gaming were permitted in jurisdictions near or elsewhere in New Jersey or in other states in the Northeast. Currently, casino gaming, other than Native American gaming, is not allowed in other areas of New Jersey or in Connecticut, New York or Pennsylvania. In June 1998, the New York State Senate and General

Assembly failed to enact a constitutional amendment to legalize casino gambling in certain areas of New York State, effectively postponing any referendum to authorize such a constitutional amendment until not earlier than November 2001. To the extent that legalized gaming becomes more prevalent in New Jersey or other jurisdictions near Atlantic City, competition would intensify. In particular, proposals have been introduced to legalize gaming in other locations, including Philadelphia, Pennsylvania. In addition, legislation has from time to time been introduced in the New Jersey State Legislature relating to types of statewide legalized gaming, such as video games with small wagers. To date, no such legislation, which may require a state constitutional amendment, has been enacted. Management is unable to predict whether any such legislation, in New Jersey, Indiana, Illinois or elsewhere, will be enacted or whether, if passed, it would have a material adverse impact on the Trump Atlantic City Properties and/or the Indiana Riverboat.

         Seasonality

         The gaming industry in Atlantic City and Indiana is seasonal, with the heaviest activity occurring during the period from May through September. Consequently, the Registrants' operating results during the two quarters ending in March and December would not likely be as profitable as the two quarters ending in June and September.

Gaming and Other Laws and Regulations

         The following is only a summary of the applicable provisions of the Casino Control Act, the Riverboat Gambling Act and certain other laws and regulations. It does not purport to be a full description thereof, and is qualified in its entirety by reference to the Casino Control Act, the Riverboat Gambling Act and such other laws and regulations.

         New Jersey Gaming Regulations

         In general, the Casino Control Act and the regulations promulgated thereunder contain detailed provisions concerning, among other things: the granting and renewal of casino licenses; the suitability of the approved hotel facility, and the amount of authorized casino space and gaming units permitted therein; the qualification of natural persons and entities related to the casino licensee; the licensing of certain employees and vendors of casino licensees; the rules of the games; the selling and redeeming of gaming chips; the granting and duration of credit and the enforceability of gaming debts; management control procedures, accounting and cash control methods and reports to gaming agencies; the security standards; the manufacture and distribution of gaming equipment; the simulcasting of horse races by casino licensees, advertising, entertainment and alcoholic beverages.

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

         Operating Licenses. In June 1999, the CCC renewed Taj Associates' license to operate the Taj Mahal through June 2003, renewed Castle Associates' license to operate the Trump Marina through June 2003, and renewed Plaza Associates' license to operate Trump Plaza through June 2003.

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

         Pursuant to the Casino Control Act, CCC Regulations and precedent, no entity may hold a casino license unless each officer, director, principal employee, person who directly or indirectly holds any beneficial interest or ownership in the licensee, each person who in the opinion of the CCC has the ability to control or elect a majority of the board of directors of the licensee (other than a banking or other licensed lending institution which makes a loan or holds a mortgage or other lien acquired in the ordinary course of business) and any lender, underwriter, agent or employee of the licensee or other person whom the CCC may consider appropriate, obtains and maintains qualification approval from the CCC. Qualification approval means that such person must, but for residence, individually meet the qualification requirements as a casino key employee. Pursuant to a condition of its casino license, payments by Plaza Associates, Taj Associates or Castle Associates to, or for the benefit of, any related entity or partner, with certain exceptions, are subject to prior CCC approval; and, if Plaza Associates', Taj Associates' or Castle Associates' cash position falls below $5.0 million for three consecutive business days, such entity must present to the CCC and the Division evidence as to why it should not obtain a working capital facility in an appropriate amount.

         Control Persons. An entity qualifier or intermediary or holding company, such as Trump AC, Trump AC Holding, TACC, TCHI, THCR Holdings, THCR Funding or THCR, is required to register with the CCC and meet the same basic standards for approval as a casino licensee; provided, however, that the CCC, with the concurrence of the Director of the Division, may waive compliance by a publicly-traded corporate holding company with the requirement that an officer, director, lender, underwriter, agent or employee thereof, or person directly or indirectly holding a beneficial interest or ownership of the securities thereof, individually qualify for approval under casino key employee standards so long as the CCC and the Director of the Division are, and remain, satisfied that such officer, director, lender, underwriter, agent or employee is not significantly involved in the activities of the casino licensee, or that such security holder does not have the ability to control the publicly-traded corporate holding company or elect one or more of its directors. Persons holding five percent (5.0%) or more of the equity securities of such holding company are presumed to have the ability to control the company or elect one or more of its directors and will, unless this presumption is rebutted, be required to individually qualify. Equity securities are defined as any voting stock or any security similar to or convertible into or carrying a right to acquire any security having a direct or indirect participation in the profits of the issuer.

         Financial Sources. The CCC may require all financial backers, investors, mortgagees, bond holders and holders of notes or other evidence of indebtedness, either in effect or proposed, which bear any relation to any casino project, including holders of publicly-traded securities of an entity which holds a casino license or is an entity qualifier, subsidiary or holding company of a casino licensee (a "Regulated Company"), to qualify as financial sources. In the past, the CCC has waived the qualification requirement for holders of less than fifteen percent (15.0%) of a series of publicly-traded mortgage bonds so long as the bonds remained widely distributed and freely traded in the public market and the holder had no ability to control the casino licensee. The CCC may require holders of less than fifteen percent (15.0%) of a series of debt to qualify as financial sources even if not active in the management of the issuer or casino licensee.

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

         An Institutional Investor may be granted a waiver by the CCC from financial source or other qualification requirements applicable to a holder of publicly-traded securities, in the absence of a prima facie showing by the Division that there is any cause to believe that the holder may be found unqualified, on the basis of CCC findings that: (i) its holdings were purchased for investment purposes only and, upon request by the CCC, it files a certified statement to the effect that it has no intention of influencing or affecting the affairs of the issuer, the casino licensee or its holding or intermediary companies; provided, however, that the Institutional Investor will be permitted to vote on matters put to the vote of the outstanding security holders; and (ii) if (x) the securities are debt securities of a casino licensee's holding or intermediary companies or another subsidiary company of the casino licensee's holding or intermediary companies which is related in any way to the financing of the casino licensee and represent either (A) 20.0% or less of the total outstanding debt of the company or (B) 50.0% or less of any issue of outstanding debt of the company, (y) the securities are equity securities and represent less than 10.0% of the equity securities of a casino licensee's holding or intermediary companies or (z) the securities so held exceed such percentages, upon a showing of good cause. There can be no assurance, however, that the CCC will make such findings or grant such waiver and, in any event, an Institutional Investor may be required to produce for the CCC or the Antitrust Division of the Department of Justice upon request, any document or information which bears any relation to such debt or equity securities.

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

         Ownership and Transfer of Securities. The Casino Control Act imposes certain restrictions upon the issuance, ownership and transfer of securities of a Regulated Company and defines the term "security" to include instruments which evidence a direct or indirect beneficial ownership or creditor interest in a Regulated Company including, but not limited to, mortgages, debentures, security agreements, notes and warrants. Currently, each of Trump AC, Trump AC Holding, Plaza Associates, Taj Associates, Castle Associates, TCHI, THCR Holdings, THCR Funding and THCR is deemed to be a Regulated Company, and instruments evidencing a beneficial ownership or creditor interest therein, including a partnership interest, are deemed to be the securities of a Regulated Company.

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

         Under the terms of the Senior Note Indenture, TAC I Note Indenture, TAC II Note Indenture, TAC III Note Indenture and the indentures pursuant to which the New Castle Senior Notes, the Castle Mortgage Notes, and the Castle PIK Notes were issued, and the terms of the Castle Working Capital Loan, if a holder of securities of THCR or its subsidiaries, does not qualify under the Casino Control Act when required to do so, such holder must dispose of its interest in such securities, and the respective issuer or issuers of such securities may redeem the securities at the lesser of the outstanding amount or fair market value. Similar provisions are set forth in THCR's Certificate of Incorporation, as amended, with respect to the Common Stock of THCR.

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

         Approved Hotel Facilities. The CCC may permit an existing licensee, such as one of the Trump Atlantic City Properties, to increase its casino space if the licensee agrees to add a prescribed number of qualifying sleeping units within two years after the commencement of gaming operations in the additional casino space. However, if the casino licensee does not fulfill such agreement due to conditions within its control, the licensee will be required to close the additional casino space, or any portion thereof that the CCC determines should be closed.

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

         Unless otherwise determined by the CCC, agreements to lease an approved hotel building or the land under the building must be for a term exceeding 30 years, must concern 100.0% of the entire approved hotel building or the land upon which it is located and must include a buy-out provision conferring upon the lessee the absolute right to purchase the lessor's entire interest for a fixed sum in the event that the lessor is found by the CCC to be unsuitable.

     Agreement for Management of Casino. Each party to an agreement for the management of a casino is required to hold a casino license, and the party who is to manage the casino must own at least 10.0% of all the outstanding equity securities of the casino licensee. Such an agreement shall: (i) provide for the complete management of the casino; (ii) provide for the unrestricted power to direct the casino operations; and (iii) provide for a term long enough to ensure the reasonable continuity, stability, independence and management of the casino.

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

     Gross Revenue Tax. Each casino licensee is also required to pay an annual tax of 8.0% on its gross casino revenues. For the years ended December 31, 1998, 1999 and 2000, Plaza Associates' gross revenue tax was approximately $30.2 million, $28.6 million and $25.8, respectively, and its license, investigation and other fees and assessments totaled approximately $5.2 million, $4.1 million and $5.1 million, respectively. For the years ended December 31, 1998, 1999 and 2000, Taj Associates' gross revenue tax was approximately $41.1 million, $40.3 million and $43.8 million, respectively, and its license, investigation and other fees and assessments totaled approximately $4.4 million, $5.3 million and $5.1 million, respectively. For the years ended December 31, 1998, 1999 and 2000, Castle Associates' gross revenue tax was approximately $21.1 million, $21.8 million and $21.6 million, respectively, and its license, investigation and other fees and assessments totaled approximately $3.7 million, $3.7 million and $4.3 million, respectively.

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

     For the first 10 years of its tax obligation, the licensee is entitled to an investment tax credit against the investment alternative tax in an amount equal to twice the purchase price of the CRDA Bonds issued to the licensee. Thereafter, the licensee (i) is entitled to an investment tax credit in an amount equal to twice the purchase price of such CRDA Bonds or twice the amount of its investments authorized in lieu of such bond investments or made in projects designated as eligible by the CRDA and (ii) has the option of entering into a contract with the CRDA to have its tax credit comprised of direct investments in approved eligible projects which may not comprise more than 50.0% of its eligible tax credit in any one year.

     From the monies made available to the CRDA, the CRDA is required to set aside $175.0 million for investment in hotel development projects in Atlantic City undertaken by a licensee which result in the construction or rehabilitation of at least 200 hotel rooms. These monies will be held to fund up to 27.0% of the cost to casino licensees of expanding their hotel facilities to provide additional hotel rooms, a portion of which has been required to be available with respect to the new Atlantic City Convention Center.

     Minimum Casino Parking Charges. As of July 1, 1993, each casino licensee is required to pay the New Jersey State Treasurer a $1.50 charge for every use of a parking space for the purpose of parking motor vehicles in a parking facility owned or leased by a casino licensee or by any person on behalf of a casino licensee. This amount is paid into a special fund established and held by the New Jersey State Treasurer for the exclusive use of the CRDA. Plaza Associates, Taj Associates and Castle Associates currently charge their parking patrons $2.00 in order to make their required payments to the New Jersey State Treasurer and cover related expenses. Amounts in the special fund will be expended by the CRDA for eligible projects in the corridor region of Atlantic City related to improving the highways, roads, infrastructure, traffic regulation and public safety of Atlantic City or otherwise necessary or useful to the economic development and redevelopment of Atlantic City in this regard.

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

         Conservatorship. If, at any time, it is determined that Plaza Associates, Trump AC Holding, Trump AC, Trump AC Funding, Funding II, Funding III, Taj Associates, Castle Associates, TCHI, THCR, THCR Holdings, THCR Funding or any other entity qualifier has violated the Casino Control Act or that any of such entities cannot meet the qualification requirements of the Casino Control Act, such entity could be subject to fines or the suspension or revocation of its license or qualification. If a casino license is suspended for a period in excess of 120 days or is revoked, or if the CCC fails or refuses to renew such casino license, the CCC could appoint a conservator to operate and dispose of such licensee's casino hotel facilities. A conservator would be vested with title to all property of such licensee relating to the casino and the approved hotel subject to valid liens and/or encumbrances. The conservator would be required to act under the direct supervision of the CCC and would be charged with the duty of conserving, preserving and, if permitted, continuing the operation of the casino hotel. During the period of the conservatorship, a former or suspended casino licensee is entitled to a fair rate of return out of net earnings, if any, on the property retained by the conservator. The CCC may also discontinue any conservatorship action and direct the conservator to take such steps as are necessary to effect an orderly transfer of the property of a former or suspended casino licensee. Such events could result in an event of default under the terms of the Senior Note Indenture, TAC I Notes Indenture, TAC II Note Indenture, TAC III Note Indenture and the indentures pursuant to which the New Castle Senior Notes, the Castle Mortgage Notes, and the Castle PIK Notes were issued, and the terms of the Castle Working Capital Loan.

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

         Gaming Credit. The casino games at the Trump Atlantic City Properties are conducted on a credit as well as cash basis. Gaming debts arising in Atlantic City in accordance with applicable regulations are enforceable in the courts of the state of New Jersey. The extension of gaming credit is subject to regulations that detail procedures which casinos must follow when granting gaming credit and recording counter checks which have been exchanged, redeemed or consolidated. Gaming credit may not be collectible in foreign countries.

         Control Procedures. Gaming at the Trump Atlantic City Properties is conducted by trained and supervised personnel. Plaza Associates, Taj Associates and Castle Associates employ extensive security and internal controls. Security checks are made to determine, among other matters, that job applicants for key positions have had no criminal history or associations. Security controls utilized by the surveillance department include closed circuit video cameras to monitor the casino floor and money counting areas. The count of moneys from gaming also is observed daily by representatives of the CCC.

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

         Riverboat Owner's License. The operation of a gaming riverboat in Indiana is subject to the Riverboat Gambling Act and the administrative rules promulgated thereunder. In June 1996, the IGC granted Trump Indiana a riverboat owner's license, which must be renewed by June 2001. Although management anticipates successfully renewing the Indiana Riverboat License, the IGC has broad rule making power, and it is generally impossible to predict what effect, if any, any new amendments to the existing rules might have on the business and operations of the Indiana Riverboat.

         Interim Compliance Requirements. Interim compliance requires, among other things: (i) obtaining a permit to develop the riverboat gaming operation from the United States Army Corps of Engineers, which permit was obtained on October 10, 1995; (ii) obtaining a valid certificate of inspection from the United States Coast Guard for the vessel on which the riverboat gaming operation is to be conducted; (iii) applying for and receiving the appropriate permits or certificates from the Indiana Alcoholic Beverage Commission, Indiana Fire Marshall, and other appropriate local, state and federal agencies which issue permits including, but not limited to, health permits, building permits and zoning permits; (iv) obtaining the financing necessary to complete the development of the gaming operation; (v) posting a bond in compliance with the applicable law; (vi) obtaining the insurance deemed necessary by the IGC; (vii) receiving licensure for electronic gaming devices and other gaming equipment under applicable law; (viii) submitting an emergency response plan in compliance with applicable laws; and (ix) taking any other action that the IGC deems necessary for compliance under Indiana gaming laws. Further, the IGC may place restrictions, conditions or requirements on the permanent riverboat owner's license. Trump Indiana satisfied all interim compliance requirements prior to receiving its riverboat owner's license from the IGC. An owner's initial license expires five years after the effective date of the license, and unless the owner's license is terminated, expires or is revoked, the owner's license may be renewed annually by the IGC upon satisfaction of certain conditions contained in the Riverboat Gambling Act.

         Transfer of Riverboat Owner's License. Pursuant to IGC proposed rules, an ownership interest in a riverboat owner's license shall not be transferred unless the transfer complies with applicable rules, and no riverboat gaming operation may operate unless the appropriate licenses and approvals are obtained from the IGC. Under current Indiana law, a maximum of 10 riverboat owner's licenses may be in effect at any given time. No person or entity may simultaneously own an interest in more than two riverboat owner's licenses. A person or entity may simultaneously own up to 100.0% in one riverboat owner's license and no more than 10.0% in a second riverboat owner's license.

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

     Tax. Under Indiana gaming law, a tax is imposed on admissions to gaming excursions at a rate of three dollars ($3.00) for each person admitted to the gaming excursion. This admission tax is imposed upon the riverboat owner's licensee conducting the gaming excursion on a per-person basis without regard to the actual fee paid by the person using the ticket, with the exception that no tax shall be paid by admittees who are actual and necessary officials, employees of the licensee or other persons actually working on the riverboat. The IGC may suspend or revoke the license of a riverboat owner's licensee that does not submit the payment or the tax return form regarding admission tax within the required time established by the IGC.

     A tax is imposed on the adjusted gross receipts received from gaming authorized under the Riverboat Gambling Act at a rate of 20.0% of the amount of the adjusted gross receipts. Adjusted gross receipts is defined as the total of all cash and property (including checks received by a licensee), whether collected or not, received by a licensee from gaming operations less the total of all cash paid out as winnings to patrons including a provision for uncollectible gaming receivables as is further set forth in the Riverboat Gambling Act. The IGC may, from time to time, impose other fees and assessments on riverboat owner's licensees. In addition, all use, excise and retail taxes apply to sales aboard riverboats.

     In addition to the Indiana tax requirements, a similar payment on adjusted gross receipts is payable to the City of Gary at a rate of 4.0% pursuant to the Development Agreement. See "Business; Indiana Riverboat; Business and Marketing Strategy."

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

     Pursuant to IGC proposed rules, riverboat licensees and riverboat license applicants must submit an internal control procedure regarding purchasing transactions which must contain provisions regarding ethical standards, compliance with state and federal laws, and prohibitions on the acceptance of gifts and gratuities by purchasing and contracting personnel from suppliers of goods or services. The proposed rules also require any riverboat licensee or applicant to submit any contract, transaction, or series of transactions greater than $500,000 in any twelve-month period to the IGC within 10 days of the execution, and to submit a summary of all contracts or transactions greater than $50,000 in any twelve-month period on a quarterly basis. The proposed rules provide that contracts submitted to the IGC are not submitted for approval by the IGC, but grant the IGC authority to cancel or terminate any contract not in compliance with Indiana law and the IGC rules.

     Finance. Pursuant to IGC rules, any person (other than an institutional investor) acquiring 5.0% or more of any class of voting securities of a publicly traded corporation that owns a riverboat owner's license or 5.0% or more of the beneficial interest in a riverboat licensee, directly or indirectly, through any class of the voting securities of any holding or intermediary company of a riverboat licensee shall apply to the IGC for a finding of suitability within 45 days after acquiring the securities. Each institutional investor who, individually or in association with others, acquires, directly or indirectly, 5.0% or more of any class of voting securities of a publicly-traded corporation that owns a riverboat owner's license or 5.0% or more of the beneficial interest in a riverboat licensee through any class of the voting securities of any holding or intermediary company of a riverboat licensee shall notify the IGC within 10 days after the institutional investor acquires the securities and shall provide additional information and may be subject to a finding of suitability as required by the IGC.

     Under IGC rules, an institutional investor who would otherwise be subject to a suitability finding shall, within 45 days after acquiring the interests, submit the following information: (i) a description of the institutional investor's business and a statement as to why the institutional investor satisfies the definitional requirements of an institutional investor under Indiana gaming rule requirements; (ii) a certification made under oath that the voting securities were acquired and are held for investment purposes only and were acquired and are held in the ordinary course of business as an institutional investor; (iii) the name, address, telephone number and the social security number or federal tax identification number of each person who has the power to direct or control the institutional investor's exercise of its voting rights as a holder of voting securities of the riverboat licensee; (iv) the name of each person who beneficially owns 5.0% or more of the institutional investor's voting securities or equivalent; (v) a list of the institutional investor's affiliates; (vi) a list of all securities of the riverboat licensee that are or were beneficially owned by the institutional investor or its affiliates within the preceding one year; (vii) a disclosure of all criminal and regulatory sanctions imposed during the preceding 10 years; (viii) a copy of any filing made under 16 U.S.C. Section 18(a); and (ix) any other additional information the IGC may request to insure compliance with Indiana gaming laws.

     Each institutional investor who, individually or in association with others, acquires, directly or indirectly, the beneficial ownership of 15.0% or more of any class of voting securities of a publicly-traded corporation that owns a riverboat owner's license or 15.0% or more of the beneficial interest in a riverboat licensee through any class of voting securities of any holding company or intermediary company of a riverboat licensee shall apply to the IGC for a finding of suitability within 45 days after acquiring the securities.

     The Certificate of Incorporation of THCR provides that THCR may redeem any shares of THCR's capital stock held by any person or entity whose holding of shares may cause the loss or nonreinstatement of a governmental license held by THCR. As defined in THCR's Certificate of Incorporation, such redemption shall be at the lesser of (x) the market price of the stock or (y) the price at which the stock was purchased.

     Under IGC rules, an institutional investor means any of the following: (i) a retirement fund administered by a public agency for the exclusive benefit of federal, state, or local public employees; (ii) an investment company registered under the Investment Company Act of 1940, as amended; (iii) a collective investment trust organized by banks under Part 9 of the Rules of the Comptroller of the Currency; (iv) a closed end investment trust; (v) a chartered or licensed life insurance company or property and casualty insurance company; (v) a banking, chartered or licensed lending institution; (vi) an investment adviser registered under the Investment Advisers Act of 1940, as amended; and (vi) any other entity the IGC determines constitutes an institutional investor. The IGC may in the future promulgate regulations with respect to the qualification of other financial backers, mortgagees, bond holders, holders of indentures, or other financial contributors.

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

     Under Indiana gaming laws, a riverboat licensee or a riverboat license applicant shall designate certain minimum percentages of the value of its contracts for goods and services to be expended with minority business enterprises and women's business enterprises such that 10.0% of the dollar value of the riverboat licensee's or the riverboat license applicant's contracts be expended with minority business enterprises and 5.0% of the dollar value of the riverboat licensee's or the riverboat license applicant's contracts be expended with women's business enterprises. Expenditures with minority and women's business enterprises are not mutually exclusive.

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

     Clean Water Regulations

     Operation of the Indiana Riverboat must be in compliance with state and federal clean water requirements, including the Federal Water Pollution Control Act and the Oil Pollution Act of 1990, as amended (the "OPA"). The OPA establishes an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills and affects all owners and operators whose vessels operate in United States waters, which include the Great Lakes. The OPA requires vessel owners and operators to establish and maintain with the U.S. Coast Guard evidence of financial responsibility sufficient to meet their potential liabilities under the OPA. U.S. Coast Guard regulations also implement the financial responsibility requirements of the Comprehensive Environmental Response, Compensation and Liability Act by requiring evidence of financial responsibility in an amount of $300 per gross ton, in addition to any required under the OPA. THCR and Trump Indiana have obtained insurance coverage and a Certificate of Financial Responsibility as required by the OPA. However, in the case of a catastrophic spill or a spill in a sensitive environment, there can be no assurance that such occurrence would not result in liability in excess of the insurance coverage.

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

         In the past, the Service had taken the position that gaming winnings from table games by nonresident aliens were subject to a 30.0% withholding tax. The Service, however, subsequently adopted a practice of not collecting such tax. Recently enacted legislation exempts from withholding tax table game winnings by nonresident aliens, unless the Secretary of the Treasury determines by regulation that such collections have become administratively feasible.

         From 1992 through 1995, the Service conducted an audit of Currency Transaction Reports filed by Taj Associates for the period from April 2, 1990 through December 31, 1991. The Treasury received a report detailing the audit as well as the response of Taj Associates. As a result of Taj Associates' audit, the Treasury notified Taj Associates that it had failed to timely file Currency Transaction Reports in connection with certain currency transactions. In December 1997, Taj Associates paid a fine of $477,000 in connection with 106 of these violations. In November 2000, the Service completed a compliance audit of Currency Transaction Reports filed by Plaza Associates for the period from January 1, 1998 through September 30, 1999. Of the 6,600 Currency Transaction Reports filed by Plaza Associates during that period, the Service noted 17 filing violations. The Service submitted recommendations to improve reporting and record keeping practices. No penalties were assessed as a result of the audit.

         Plaza Associates and Taj Associates, together with Castle Associates and Trump Indiana, have adopted the following internal control procedures to increase compliance with these Treasury regulations: (i) computer exception reporting; (ii) establishment of a committee to review Currency Transaction Report transactions and reporting which consists of executives from the Casino Operations, Marketing and Administration Departments; (iii) internal audit testing of compliance with the Treasury regulations; (iv) training for all new and existing employees in compliance with the Treasury regulations; and (v) a disciplinary program for employee violations of the policy.

         The Indiana Riverboat site is located near or adjacent to and may include protected wetlands which may subject THCR to obligations or liabilities in connection with wetlands mitigation or protection.

         THCR is subject to other federal, state and local regulations and, on a periodic basis, must obtain various licenses and permits, including those required to sell alcoholic beverages in the state of New Jersey as well as in other jurisdictions. Management believes all required licenses and permits necessary to conduct the business of THCR has been obtained for operations in the states of New Jersey and Indiana.

         THCR expects to be subject to similar rigorous regulatory standards in each other jurisdiction in which it seeks to conduct gaming operations. There can be no assurance that regulations adopted, permits required or taxes imposed by other jurisdictions will permit profitable operations by THCR in those jurisdictions.

         In addition, the Federal Merchant Marine Act of 1936 and the Federal Shipping Act of 1916 and the applicable regulations thereunder contain provisions designed to prevent persons who are not citizens of the United States, as defined therein, from beneficially owning more than 25.0% of the capital stock of any entity operating a vessel on the Great Lakes.

ITEM 2.  PROPERTIES.

THCR

         In July 1995, THCR entered into a ten-year lease with The Trump-Equitable Fifth Avenue Company, a corporation wholly-owned by Trump (the "Trump-Equitable Company"), pursuant to which THCR leased office space in the Trump Tower located in New York City (the "Trump Tower") for general, executive and administrative purposes (the "THCR Trump Tower Lease Agreement"). For the initial five-year period, commencing July 1, 1995 to June 30, 2000, the fixed rent was $115,500 per year, payable in equal monthly installments. For the remaining five-year period, commencing July 1, 2000 to June 30, 2005, the fixed rent was $129,250 per year, paid in equal monthly installments. In addition, the THCR Trump Tower Lease Agreement required THCR to pay as additional rent, among other things, a portion of the property taxes due each year. THCR had the option to terminate this lease upon 90 days' prior written notice and payment of $32,313. In March 2000, the THCR Trump Tower Lease Agreement was terminated, and THCR moved into the office space in the Trump Tower previously occupied by Taj Associates pursuant to a lease agreement, dated September 1992 (the "Taj Mahal Trump Tower Lease"), with Trump-Equitable Company for marketing purposes. See "Executive Compensation; Compensation Committee Interlocks and Insider Participation."

         In September 1992, Taj Associates had entered into the Taj Mahal Trump Tower Lease with Trump-Equitable Company for the lease of office space in the Trump Tower in New York City for marketing purposes. The monthly payments under the lease had been $1,000, and the premises were leased at such rent for four months in 1992, the full 12 months in each of 1993 and 1994 and eight months in 1995. On September 1, 1995, the Taj Mahal Trump Tower Lease was renewed for an additional term of five years with an option for Taj Associates to terminate the Taj Mahal Trump Tower Lease on September 1st of each year, upon six months' prior written notice and payment of the six months' rent. Under the renewed Taj Mahal Trump Tower Lease, the monthly payments were $2,285. In March 2000, THCR terminated the THCR Trump Tower Lease Agreement, assumed the Taj Mahal Trump Tower Lease and moved THCR's offices into the office space previously occupied by Taj Mahal. See "Executive Compensation; Compensation Committee Interlocks and Insider Participation."

Trump Plaza

         Plaza Associates owns and leases several parcels of land in and around Atlantic City, New Jersey, each of which is used in connection with the operation of Trump Plaza and each of which is subject to the liens of the mortgages associated with the TAC I Notes, the TAC II Notes and the TAC III Notes (collectively, the "Plaza Mortgages") and certain other liens.

         Plaza Casino Parcel. The Trump Plaza Main Tower is located on the Boardwalk in Atlantic City, New Jersey, next to the Atlantic City Convention Center. It occupies the entire city block (approximately 2.38 acres) bounded by the Boardwalk, Mississippi Avenue, Pacific Avenue and Columbia Place (the "Plaza Casino Parcel").

         The Plaza Casino Parcel consists of four tracts of land, three of which are currently owned by Plaza Associates and one of which is leased by Plaza Hotel Management Company ("PHMC") to Plaza Associates pursuant to a non-renewable ground lease, which expires on December 31, 2078 (the "PHMC Lease"). The land which is subject to the PHMC Lease is referred to as the "Plaza Leasehold Tract." Seashore Four Associates ("Seashore Four") and Trump Seashore Associates ("Trump Seashore") had leased to Plaza Associates two of the tracts which are now owned by Plaza Associates. Trump Seashore and Seashore Four are 100.0% beneficially owned by Trump and are, therefore, affiliates of THCR. Plaza Associates purchased the tract from Seashore Four in January 1997 and the tract from Trump Seashore in September 1996 for $10.1 million and $14.5 million, respectively.

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

         Trump Plaza East. In connection with the Taj Acquisition in April 1996, Plaza Associates exercised its option to purchase certain of the fee and leasehold interests comprising the Trump Plaza East Tower for an aggregate purchase price of $28.0 million. Plaza Associates currently leases a portion of the land which comprises Trump Plaza East Tower from an unrelated third party.

         In September 1993, Warner Brothers entered into the Time Warner Plaza Lease pursuant to which Warner Brothers leased approximately 17,000 square feet of retail space with Boardwalk frontage in Trump Plaza's East Tower for the operation of the Plaza Warner Brothers Store for a period of 10 years. Pursuant to the Time Warner Plaza Lease, Time Warner is obligated to pay to Trump Plaza an amount equal to (i) 7.5 percent (7.5%) of gross annual sales up to and including $15.0 million and (ii) 10 percent (10.0%) of gross sales in excess of $15.0 million. The Time Warner Plaza Lease also grants Time Warner the option to renew the Time Warner Plaza Lease for two additional five years terms.

     Recent public reports, confirmed with Time Warner officials, indicate that Time Warner intends to close the Warner Brothers retail chain in the third quarter of calendar 2001, including the Plaza Warner Brothers Store, as a cost savings measure related to Time Warner's recent January 2001 merger with AOL. Management currently intends to utilize this space to expand its existing casino floor with additional slot machines.

     Trump World's Fair. Using a portion of the net proceeds received by THCR from its initial public offering in June 1995, Plaza Associates acquired title to Trump World's Fair pursuant to an option to purchase. Further, Plaza Associates also entered into an easement agreement with the NJSEA with annual payments of $2.0 million. However, because of operational inefficiencies, including the lack of a parking garage, management decided to close the Trump World's Fair in October 1999, and the facility is currently in the process of being dismantled. In December 1999, in connection with the closure of Trump World's Fair, Plaza Associates terminated the easement in accordance with its terms. See "Business; Trump Plaza; Atlantic City Marketing Strategy."

     Parking Parcels. Plaza Associates owns a parcel of land (the "Plaza Garage Parcel") located across the street from the Plaza Casino Parcel and along Pacific Avenue in a portion of the block bound by Pacific Avenue, Mississippi Avenue, Atlantic Avenue and Missouri Avenue. Plaza Associates has constructed the Trump Plaza Transportation Facility on the Plaza Garage Parcel. An enclosed pedestrian walkway from the parking garage provide access to the Trump Plaza at the casino level. Parking at the parking garage is available to Trump Plaza's guests, as well as to the general public.

     Plaza Associates leases, pursuant to the PHMC Lease, a parcel of land located on the northwest corner of the intersection of Mississippi and Pacific Avenues consisting of approximately 11,800 square feet (the "Additional Parcel") and owns another parcel on Mississippi Avenue adjacent to the Additional Parcel consisting of approximately 5,750 square feet.

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

     Warehouse Parcel. Plaza Associates owns a warehouse and office facility located in Egg Harbor Township, New Jersey, containing approximately 64,000 square feet of space (the "Egg Harbor Parcel"). The Egg Harbor Parcel is encumbered by a first mortgage having an outstanding principal balance, as of December 31, 2000, of approximately $1.2 million and is encumbered by the Plaza Mortgages. This lien is senior to the liens of the Plaza Mortgages. This facility is currently being utilized by Taj Associates.

     Plaza Associates has financed or leased and from time to time will finance or lease its acquisition of furniture, fixtures and equipment. The lien in favor of any such lender or lessor may be superior to the liens of the Plaza Mortgages.

Taj Mahal

     Taj Associates currently owns the parcels of land which are used in connection with the operation of the Taj Mahal. Each of these parcels is encumbered by the mortgages securing the TAC I Notes, TAC II Notes and TAC III Notes.

     The Casino Parcel. The land comprising the Taj Mahal site consists of approximately 30.0 acres, bounded by the Boardwalk to the south, vacated former States Avenue to the east, Pennsylvania Avenue to the west and Pacific Avenue to the north. The Taj Mahal was opened to the public on April 2, 1990.

     Taj Entertainment Complex. In connection with the Taj Acquisition, Taj Associates purchased the Taj Entertainment Complex from Realty Corp. The Taj Entertainment Complex is a 20,000-square-foot multipurpose entertainment complex known as the Xanadu Theater with seating capacity for approximately 1,200 people, which can be used as a theater, concert hall, boxing arena or exhibition hall.

     Steel Pier. In connection with the Taj Acquisition, Taj Associates purchased the approximately 3.6 acre pier and related property located across the Boardwalk from the Taj Mahal (the "Steel Pier") from Realty Corp. Taj Associates initially proposed a concept to improve the Steel Pier, the estimated cost of which improvements was $30.0 million. Such concept was approved by the New Jersey Department of Environment Protection ("NJDEP"), the agency which administers the Coastal Area Facilities Review Act ("CAFRA"). A condition imposed on Taj Associates' CAFRA permit initially required that Taj Associates begin construction of certain improvements on the Steel Pier by October 1992, which improvements were to be completed within 18 months of commencement. In March 1993, Taj Associates obtained a modification of its CAFRA permit providing for the extensions of the required commencement and completion dates of the improvements to the Steel Pier for one year based upon an interim use of the Steel Pier for an amusement park. Taj Associates received additional one-year extensions of the required commencement and completion dates of the improvements of the Steel Pier based upon the same interim use of the Steel Pier as an amusement park pursuant to a sublease ("Pier Sublease") with an amusement park operator. The Pier Sublease terminates on December 31, 2003, unless extended.

         Office and Warehouse Space. Taj Associates owns an office building located on South Pennsylvania Avenue adjacent to the Taj Mahal. In addition, Taj Associates, in April 1991, purchased for approximately $1.7 million certain facilities of Castle Associates which are presently leased to commercial tenants and used for office space and vehicle maintenance facilities. In connection with the Taj Acquisition, Taj Associates purchased from Realty Corp. a warehouse complex of approximately 34,500 square feet. This warehouse complex was sold to the CRDA in November 1998 as part of the location of a new neighborhood housing development completed as part of the redevelopment of the road corridors and adjoining neighborhoods to the Taj Mahal.

         In September 1992, Taj Associates entered into the Taj Mahal Trump Tower Lease with Trump Equitable Company pursuant to which Taj Associates leased office space in the Trump Tower for marketing purposes. The monthly payments under the Taj Mahal Trump Tower Lease were $1,000, and the premises were leased at such rent for four months in 1992, the full 12 months in each of 1993 and 1994 and eight months in 1995. On September 1, 1995, the Taj Mahal Trump Tower Lease was renewed for an additional term of five years with an option for Taj Associates to terminate the Taj Mahal Trump Tower Lease on September 1st of each year, upon six months' prior written notice and payment of the six months' rent. Under the renewed Taj Mahal Trump Tower Lease, the monthly payments were $2,285. In March 2000, THCR terminated the THCR Trump Tower Lease Agreement, assumed the Taj Mahal Trump Tower Lease and moved its offices into the office space previously occupied by Taj Mahal. See "Executive Compensation; Compensation Committee Interlocks and Insider Participation."

         Parking. The Taj Mahal provides parking spaces for approximately 6,950 cars, of which 6,725 parking spaces are located indoors and 225 are parking spaces located on land purchased from Realty Corp. in connection with the Taj Acquisition.

         Themed Restaurants and Retail Shopping. In February 1996, Hard Rock Cafe International (N.J.), Inc. ("Hard Rock") entered into a 15-year lease agreement (the "Hard Rock Cafe Lease") with Taj Associates pursuant to which Hard Rock leases an approximately 11,500 square-foot space at the Taj Mahal for a Hard Rock Cafe. The Hard Rock Cafe opened in November 1996. The basic rent under the Hard Rock Cafe Lease is $750,000 per year, payable in equal monthly installments, for the first 10 years of the lease term, and will be $825,000 per year, payable in equal monthly installments, for the remaining five years of the lease term. In addition, Hard Rock will pay percentage rent in an amount equal to 10.0% of Hard Rock's annual gross sales in excess of $10.0 million. Hard Rock has the right to terminate the Hard Rock Cafe Lease on the tenth anniversary thereof, and also has the option to extend the term of the Hard Rock Cafe Lease for an additional five-year period at an annual basic rent of $907,500 during such renewal term.

         In January 1996, All Star Cafe, Inc. ("All Star") entered into a twenty-year lease (the "All Star Cafe Lease") with Taj Associates for the lease of space at the Taj Mahal to operate an All Star Cafe. The basic rent under the All Star Cafe Lease was $1.0 million per year, payable in equal monthly installments. In addition, All Star was to pay percentage rent to Taj Associates in an amount equal to the difference, if any, between (i) 8.0% of All Star's gross sales made during each calendar month during the first lease year, 9.0% of All Star's gross sales made during each calendar month during the second lease year and 10.0% of All Star's gross sales made during each calendar month during the third through the twentieth lease years, and (ii) one-twelfth of the annual basic rent. The All Star Cafe opened in March 1997. In September 1999, an agreement was reached between Taj Associates, All Star and Planet Hollywood International, Inc. to terminate the All Star Cafe Lease, effective September 24, 1999. Upon termination of the All Star Cafe Lease, all improvements, alterations and All Star's personal property, with the exception of specialty trade fixtures, became the property of Taj Associates. Taj Associates recorded the estimated $17.2 million fair market value of these assets in other revenue based on an independent appraisal. Taj Associates has since remodeled the facility into an entertainment complex called the "Casbah" consisting of a Boardwalk level bar, a seasonal outdoor dining area with live bands and a centerpiece high-energy nightclub. The Casbah complex opened in June 2000.

         In June 1997, Stage Deli of Atlantic City, Inc. ("Stage Deli") entered into a ten-year, five-month lease, commencing on July 7, 1997 (the "Stage Deli Lease"), with Taj Associates for the lease of space at the Taj Mahal for a Stage Deli of New York Restaurant. Stage Deli has an option to renew the Stage Deli Lease for an additional five-year term. Commencing September 1, 1998, the Stage Deli Lease was amended to eliminate the basic rent provisions and provide for monthly percentage rents of 8.0% or 10.0% of gross monthly sales based on actual average sales volumes as defined in the Stage Deli Lease.

         In February 1997, Warner Brothers entered into a ten-year lease (the "Time Warner Taj Lease") with Taj Associates for the lease of space at the Taj Mahal for a Warner Brothers Studio Store (the "Taj Warner Brothers Store"). Time Warner had an option to renew the Time Warner Taj Lease for two additional five-year terms. Pursuant to the Time Warner Taj Lease, Warner Brothers was obligated to pay to Taj Mahal monthly rent in an amount equal to (i) 7.5% of gross annual sales up to and including $5.0 million and (ii) 10.0% sales of gross annual sales in excess of $5.0 million. No minimum or "base" rent was payable under the Time Warner Taj Lease. Also, pursuant to the Time Warner Taj Lease, Warner Brothers had the right to terminate the Time Warner Taj Lease if
(i) gross annual sales were less than $2.5 million for the second year of the lease or less than $2.5 million, as adjusted by CPI, for the third through ninth years of the lease; and (ii) the Taj Mahal ceased to operate as a first class hotel. The Taj Warner Brothers Store opened in May 1997. Following the recent merger of Time Warner with AOL in January 2001, AOL Time Warner has announced its intention of closing or selling its Warner Brothers Studio Store operations, including the Taj Warner Brothers Store. Management currently intends to locate a new retail tenant for this space.

         In October 1999, Taj Mahal recently completed its expansion of the retail shopping area along the length of its parking garage promenade walkway which immediately adjoins the Taj Mahal's main retail shopping area. The first tenant, Starbucks, operated by Host International, Inc., opened in September 1996. Sbarro's, an Italian eatery, operated by Sbarro America Properties, Inc., opened in October 1998. Boardwalk Treats, Beka's Pastries and a Harley Davidson retail merchandise outlet opened at various times during 1999. A Sunglass Hut, operated by Sunglass Hut International, opened in August 1998 in a separate location also adjoining the Taj Mahal's main retail shopping area. The Taj Mahal's retail shopping outlets also include an upscale collection of women's and men's clothing and shoe shops, jewelry stores and a variety of gift and specialty shops.

Trump Marina

         The Casino Parcel. Trump Marina is located in the Marina District on an approximately 14.7 acre triangular-shaped parcel of land, which is owned by Castle Associates in fee, located at the intersection of Huron Avenue and Brigantine Boulevard directly across from the marina, approximately two miles from the Boardwalk and one-quarter mile from the H-Tract.

         Trump Marina has approximately 82,100 square-feet of gaming space which accommodates 76 table games, approximately 2,500 slot machines and a simulcast racetrack facility. In addition to the casino, Trump Marina consists of a 27-story hotel with 728 guest rooms, including 153 suites, of which 97 are "Crystal Tower" luxury suites. The facility also offers seven restaurants, two clubs for the exclusive use of select patrons, a 540-seat cabaret theater, two cocktail lounges, 58,000 square-feet of convention, ballroom and meeting space, a swimming pool, tennis courts and a sports and health club facility. Trump Marina has been designed so that it can be enlarged in phases into a facility containing up to 2,000 rooms and a 1,600-seat cabaret theater. Trump Marina also has a nine-story garage providing on-site parking for approximately 3,000 vehicles and a roof-top helipad, making Trump Marina the only Atlantic City casino with access by land, sea and air.

         In the second quarter of 2000, Trump Marina completed its slot room expansion. This expansion project increased Trump Marina's gaming space by approximately 6,200 square feet (an 8.2% increase) and added approximately 250 slot machines. Between 1994 and 2000, management replaced substantially all of Trump Marina's slot machines with newer, more popular models and upgraded its computerized slot tracking and slot marketing system. Also, management has increased the number of slot machines offering patrons stools on which to sit while gaming, which has proven to be effective in increasing patrons' comfort and gaming entertainment experience.

         The Marina. Pursuant to an agreement with the New Jersey Division of Parks and Forestry (the "Marina Agreement"), Castle Associates in 1987 began operating and renovating the marina at Trump Marina, including docks containing approximately 645 slips. An elevated pedestrian walkway connecting Trump Marina to a two-story building at the marina was completed in 1989. Castle Associates constructed the two-story building, which contains a 240-seat restaurant and offices as well as a snack bar and a large nautical theme retail store. Pursuant to the Marina Agreement and a certain lease between the state of New Jersey, as landlord, and Castle Associates, as tenant, dated as of September 1, 1990 (the "Marina Lease"), Castle Associates commenced leasing the marina and the improvements thereon for an initial term of 25 years. The Marina Lease is a net lease pursuant to which Castle Associates, in addition to the payment of annual rent equal to the greater of (i) a certain percentage of gross revenues of

Castle Associates from operation of the marina during the lease year and (ii) an initial minimum base rent of $300,000 annually (increasing every five years to $500,000 in 2010), is responsible for all costs and expenses related to the premises, including but not limited to, all maintenance and repair costs, insurance premiums, real estate taxes, assessments and utility charges. Any improvements made to the marina (which is owned by the state of New Jersey), excluding the elevated pedestrian walkway, automatically becomes the property of the state of New Jersey upon their completion.

         The Parking Parcel. Castle Associates also owns an employee parking lot located on Route 30, approximately two miles from Trump Marina, which can accommodate approximately 1,000 cars.

Indiana Riverboat

         See "Business; Indiana Riverboat."

ITEM 3.  LEGAL PROCEEDINGS.

         General. From time to time, THCR and certain of its officers, directors, agents and employees are subject to various legal proceedings against them in connection with services rendered to THCR or its subsidiaries. Such persons have vigorously defended all allegations against them and intend to continue to do so in all pending and future proceedings, if any. In general, pursuant to the terms of its Certificate of Incorporation, as amended, THCR has undertaken to indemnify to the fullest extent permitted under and in accordance with the laws of the state of Delaware such persons against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him or her in connection with such action, suit or proceeding if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of THCR, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful.

         Metelman Action. On or about March 20, 2000, Mark Metelman, a stockholder of THCR, filed a proposed class action on behalf of all THCR stockholders in the Superior Court of New Jersey, Chancery Division, Atlantic County (Civil Action No. Atl-C-43-00) against THCR and each member of the Board of Directors of THCR. The plaintiff claimed that a third party made an offer to purchase THCR, and that one or more members of the Board of Directors wrongly failed to consider the supposed offer. The defendants filed a motion to dismiss in lieu of answer. On July 21, 2000, the Court dismissed plaintiff's Complaint without prejudice. The Court granted the plaintiffs 10 weeks during which to file an Amended Complaint, pleading a stockholder derivative action, and effective October 12, 2000, plaintiff filed an Amended Complaint, pleading a stockholder derivative action. In March 2001, without admitting any wrongdoing or liability, the parties reached an agreement to settle the case, which is being submitted to the Court for approval. THCR believes that the settlement will not have a material adverse effect on THCR's financial condition and operations.

         SEC Investigation. The Enforcement Staff (the "Staff") of the Northeast Regional Office of the Securities and Exchange Commission (the "Commission") has informed THCR that it is considering recommending that the Commission authorize the commencement of proceedings against THCR and its former Chief Executive Officer, charging that they violated the Securities Exchange Act of 1934, as amended, by issuing on October 25, 1999, a press release that was materially false and misleading because it failed to disclose that $17.0 million of THCR's operating income in the third quarter of 1999 came from a one-time gain in connection with Taj Associates' September 1999 acquisition of the All Star Cafe restaurant from Planet Hollywood International, Inc. The details of that transaction, and its effects on the Company's third quarter results, were discussed in the Company's report on Form 10-Q filed with the Commission on November 4, 1999. The Staff has indicated to the Company that it may seek authority from the Commission to seek injunctive relief, a cease and desist order, and/or civil penalties, among other things.

         THCR intends to submit a memorandum to the Commission setting forth the reasons why it believes that the contemplated proceedings should not be brought. If, notwithstanding THCR's submission, proceedings are brought against it, THCR intends to defend them vigorously. There can be no assurances, however, of the outcome of such proceedings. THCR continues to believe that such proceedings, if brought, would not have a material adverse effect on its business, operating results or financial position.

         Trump Indiana. Commencing in early 1994, Trump Indiana, through its Indiana legal counsel, had discussions with eight Indiana residents regarding
(i) the potential purchase by such residents of non-voting stock of Trump Indiana, representing a total of 7.5% of the value of Trump Indiana, and (ii) the creation and funding of a charitable foundation for the benefit of residents of the Gary, Indiana area. Subsequent to those discussions, however, management determined to include Trump Indiana as a wholly-owned subsidiary of THCR Holdings in connection with the June 1995 Offering. The residents then asserted a right to purchase stock in Trump Indiana equal to 7.5% of the value of Trump Indiana, and also asserted that Trump Indiana was required to contribute an additional 7.5% of its value, represented by shares of its stock, into the charitable foundation. Trump Indiana and THCR did not agree with the residents' assertions and so advised them. Such residents then caused a complaint to be filed in the United States District Court, Southern District of Indiana, against Trump Indiana, THCR, THCR Holdings, and Trump ("the litigation"). Later, The Trump Organization, Inc. was added as a defendant. The claims sought (i) compensatory damages to the eight plaintiffs equal to 7.5% of the value of Trump Indiana, (ii) funding of the charitable foundation in an amount equal to an additional 7.5% of the value of Trump Indiana, (iii) transfer of Trump Indiana stock to the plaintiffs and to the charitable foundation and (iv) punitive damages in an unspecified amount. Monetary settlements later were reached between all defendants and six of the eight plaintiffs. Thereafter, the remaining two plaintiffs voluntarily dismissed their claims for the transfer of ownership of stock in Trump Indiana but proceeded in the litigation with (i) their claim for monetary damages against the defendants and (ii) a claim that a charitable foundation be established and funded with an amount equal to 7.5% of the value of Trump Indiana. In February 1999, these two remaining plaintiffs voluntarily dismissed all claims against The Trump Organization, Inc., and the court entered summary judgment against the plaintiffs and in favor of THCR and THCR Holdings on all claims in the litigation. The case was then tried in United States District Court, Indianapolis. On March 3, 1999, the jury assessed damages against Trump Indiana for breach of contract in the total amount of approximately $1.3 million and further determined that Trump Indiana had breached a contract to create and fund a charitable foundation. The jury assessed no damages against Mr. Trump personally. Punitive damages were not awarded against either Trump Indiana or Trump. On December 9, 1999, the United States District Court, sitting in equity, decided the equity claim ruling that the plaintiffs were not entitled to the equitable relief sought and that Trump Indiana had met its obligation by establishing and funding another charitable foundation for the benefit of the residents of the City of Gary. Plaintiffs have appealed the ruling in equity in favor of Trump Indiana and Trump Indiana has appealed the jury verdict in favor of plaintiffs. These appeals are currently pending in the United States Seventh Circuit Court of Appeals.

         Castle Acquisition. On August 14, 1996, certain stockholders of THCR filed two derivative actions in the Court of Chancery in Delaware (Civil Action Nos. 15148 and 15160) (the "Delaware cases") against each of the members of the Board of Directors of THCR, THCR Holdings, Castle Associates and TCI-II. The plaintiffs claim that the directors of THCR breached their fiduciary duties in connection with its acquisition of Castle Associates (the "Castle Acquisition") by purchasing these interests at an excessive price in a self-dealing transaction. The complaint sought to enjoin the transaction, and also sought damages and an accounting. The injunction was never pursued. These plaintiffs served a notice of dismissal in the Delaware cases on December 29, 1997.

         On October 16, 1996, a stockholder of THCR filed a derivative action in the United States District Court, Southern District of New York (96 Civ. 7820) against each member of the Board of Directors of THCR, THCR Holdings, Castle Associates, TCI, TCI-II, TCHI and Salomon Brothers, Inc ("Salomon"). The plaintiff claimed that certain of the defendants breached their fiduciary duties and engaged in ultra vires acts in connection with the Castle Acquisition and that Salomon was negligent in the issuance of its fairness opinion with respect to the Castle Acquisition. The plaintiff also alleged violations of the federal securities laws for alleged omissions and misrepresentations in THCR's proxies, and that Trump, TCI-II and TCHI breached the acquisition agreement by supplying THCR with untrue information for inclusion in the proxy statement delivered to THCR's stockholders in connection with the Castle Acquisition. The plaintiff sought removal of the directors of THCR, and an injunction, rescission and damages.

         The Delaware cases were amended and refiled in the Southern District of New York and consolidated with the federal action for all purposes, including pretrial proceedings and trial. On or about January 17, 1997, the plaintiffs filed their Consolidated Amended Derivative Complaint (the "First Amended Complaint"), reflecting the consolidation. On or about March 24, 1997, the plaintiffs filed their Second Consolidated Amended Derivative Complaint (the "Second Amended Complaint"). In addition to the allegations made in the First Amended Complaint, the Second Amended Complaint claimed that certain of the defendants breached their fiduciary duties and wasted corporate assets in connection with a previously contemplated transaction with Colony Capital, Inc. ("Colony Capital"). The Second Amended Complaint also includes claims against Colony Capital for aiding and abetting certain of those violations. In addition to the relief sought in the First Amended Complaint, the Second Amended Complaint sought to enjoin the previously contemplated transaction with Colony Capital or, if it was effectuated, to rescind it. On March 27, 1997, THCR and Colony Capital mutually agreed to end negotiations with respect to such transaction. On June 26, 1997, plaintiffs served their Third Consolidated Amended Derivative Complaint (the "Third Amended Complaint"), which omitted the claims against Colony Capital. THCR and the other defendants in the action moved to dismiss the Third Amended Complaint on August 5, 1997. By decision and order dated September 21, 2000, the Court denied, in substantial part, the defendants' motion to dismiss. The Court also granted plaintiffs' application to amend the Third Amended Complaint. On October 11, 2000, plaintiffs served their Fourth Consolidated Amended Stockholder's Derivative Complaint (the "Fourth Amended

Complaint"). The defendants served answers to the Fourth Amended Complaint on November 17, 2000 and began discovery. The defendants intend to defend vigorously this litigation. THCR cannot predict, however, the outcome of this case.

     On September 9, 1997, Mirage Resorts, Inc. filed a complaint against Trump, THCR and Hilton Hotels Corporation, in the United States District Court for the Southern District of New York (the "New York Action"). The complaint sought damages for alleged violations of antitrust laws, tortious interference with prospective economic advantage and tortious inducement of a breach of fiduciary duties arising out of activities purportedly engaged in by defendants in furtherance of an alleged conspiracy to impede Mirage's efforts to build a casino resort in the Marina District. Among other things, Mirage contended that the defendants filed several frivolous lawsuits and funded others that challenge the proposed state funding mechanisms for the construction of a proposed roadway and tunnel that would be paid for chiefly through government funds and which would link the Atlantic City Expressway with the site of Mirage's proposed new casino resort. On November 10, 1997, THCR and Trump moved to dismiss the complaint. On December 18, 1998, the Court denied the motion to dismiss brought by Trump and THCR. On April 20, 1999, Mirage and an affiliate, the Mirage Casino Hotel filed a complaint against THCR and other defendants in Nevada State Court (the "Nevada Action"). The Nevada Action, which was subsequently removed to the United States District Court for the District of Nevada, sought damages and an injunction for an alleged misappropriation of trade secrets, intentional interference with prospective economic advantage and contractual relations and conspiracy to injure Mirage. On or about February 23, 2000, THCR and Mirage entered into an agreement to dismiss with prejudice the New York Action and the Nevada Action against THCR and all of its officers and directors. The parties exchanged mutual releases and no money was paid by either side. On or about February 23, 2000, the Court in Nevada dismissed the Nevada Action. On or about February 29, 2000, the Court in New York dismissed the New York Action.

     New York Temporary State Commission on Lobbying. On November 13, 2000, THCR entered into a Settlement Agreement with the New York Temporary State Commission on Lobbying regarding alleged deficiencies in reports THCR filed with the New York Temporary State Commission on Lobbying. THCR paid civil penalties of an aggregate amount of $250,000 with respect to the alleged filing deficiencies, and filed an amended semi-annual report.

     Various other legal proceedings are now pending against THCR. Management considers all such proceedings to be ordinary litigation incident to the character of its business. Management believes that the resolution of these claims will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

     From time to time, Plaza Associates, Taj Associates, Castle Associates and Trump Indiana may be involved in routine administrative proceedings involving alleged violations of certain provisions of the Casino Control Act and the Riverboat Gambling Act, as the case may be. However, management believes that the final outcome of these proceedings will not, either individually or in the aggregate, have a material adverse effect on THCR or on the ability of Plaza Associates, Taj Associates, Castle Associates or Trump Indiana to otherwise retain or renew any casino or other licenses required under the Casino Control Act or the Indiana Riverboat Act, as the case may be, for the operation of Trump Plaza, the Taj Mahal, Trump Marina and the Indiana Riverboat, respectively, although no assurances can be given.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted by THCR to its security holders for a vote during the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       THCR. The Common Stock of THCR is listed on the NYSE under the symbol "DJT." The initial public offering price of the THCR Common Stock was $14.00 per share on June 7, 1995. The following table reflects the high and low sales prices, rounded to the nearest penny, of the THCR Common Stock as reported by the NYSE for each quarter of the two most recent fiscal years and subsequent interim period.

                                                       High       Low
                                                       ----       ---
1999
----
First quarter ...................................    $  5.94    $  3.88
Second quarter ..................................    $  6.81    $  3.56
Third quarter ...................................    $  6.69    $  4.13
Fourth quarter ..................................    $  4.88    $  3.25

2000
----
First quarter ...................................    $  4.00    $  2.93
Second quarter ..................................    $  3.43    $  2.06
Third quarter ...................................    $  3.12    $  2.43
Fourth quarter ..................................    $  3.06    $  1.75

2001
----
First quarter (through March 22, 2001) ..........    $  3.12    $  1.90


         As of March 8, 2001, there were approximately 939 holders of record of THCR Common Stock.

         Trump is the sole beneficial owner of all 1,000 outstanding shares of THCR's Class B Common Stock, par value $.01 per share (the "THCR Class B Common Stock"). No established trading market exists for the THCR Class B Common Stock, and Trump has been the beneficial owner of all THCR Class B Common Stock since its issuance. The THCR Class B Common Stock has no right to receive any dividend or other distribution (other than certain distributions upon liquidation) with respect to the equity of THCR.

         THCR has never paid a dividend on the THCR Common Stock and does not anticipate paying one in the foreseeable future. The payment of any future dividends will be at the discretion of the THCR Board of Directors and will depend upon, among other things, THCR's financial condition and capital needs, legal restrictions on the payment of dividends, contractual restrictions in financing agreements and on other factors deemed pertinent by the THCR Board of Directors. It is the current policy of the THCR Board of Directors to retain earnings, if any, for use in THCR's subsidiaries' operations (except as set forth in the THCR Holdings Partnership Agreement). In addition, the TAC I Note Indenture, the TAC II Note Indenture, the TAC III Note Indenture, the Senior
Note Indenture and the indenture agreements governing the Castle Notes and the terms of the Castle Working Capital Loan each contain certain covenants, including, without limitation, limiting the payment of dividends and THCR's ability to obtain funds from THCR Holdings with which to pay dividends. Pursuant to these indentures, there are restrictions on the payment of dividends unless, among other things, (i) no default or event of default has occurred and is continuing under the indenture, (ii) certain entities meet certain consolidated financial ratios and (iii) the total amount of the dividends does not exceed certain amounts specified in the indentures.

         The Board of Directors of THCR authorized THCR Holdings to repurchase, from time to time, up to an aggregate of 2.5 million shares of THCR's Common Stock either in the open market or through privately negotiated transactions (the "Repurchase Program"). The Repurchase Program expired on January 1, 2001. As of December 31, 2000, THCR Holdings repurchased an aggregate of 2,196,729 shares of THCR Common Stock.

         THCR Holdings. THCR Holdings is a limited partnership of which THCR is currently a 59.87743% general partner. Trump is currently a 27.06457% limited partner. THCR/LP Corporation, a New Jersey corporation formerly known as TM/GP Corporation ("THCR/LP"), is currently a 3.55096% limited partner. Trump Casinos, Inc., a New Jersey Corporation of which Mr. Trump owns 100.0% ("TCI"), is currently a 3.69695% limited partner, and Trump Casinos II, Inc., a Delaware corporation of which Mr. Trump owns 100.0% ("TCI-II"), is currently a 5.81009% limited partner. There currently is no established trading market for the equity interests of THCR Holdings.

         THCR Funding. THCR Holdings owns 100.0% of the outstanding shares of THCR Funding's common stock. There currently is no established trading market for THCR Funding's common stock. The Senior Note Indenture restricts the ability of THCR Funding to declare or pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth certain historical consolidated financial information of THCR for the years ended December 31, 1996, 1997, 1998, 1999 and 2000 (see Note 1 below). All financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations of THCR," and the consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K.

                                                   Year Ended   Year Ended   Year Ended   Year Ended    Year Ended
                                                    December     December     December     December      December
                                                       31,          31,          31,          31,          31,
                                                    1996 (1)       1997         1998         1999          2000
                                                    --------       ----         ----         ----          ----
                                                                 (in thousands, except per share data)

Statement of Operations Data:

Revenues:

     Gaming                                          $ 883,441  $ 1,281,374  $ 1,288,394  $ 1,275,829   $ 1,245,014

     Other (a)                                         205,829      298,950      285,277      300,054       258,659
                                                     ---------  -----------  -----------  -----------   -----------

          Gross Revenues                             1,089,270    1,580,324    1,573,671    1,575,883     1,503,673

Promotional Allowances                                 122,326      179,822      169,581      164,690       152,301
                                                     ---------  -----------  -----------  -----------   -----------

     Net Revenues                                      966,944    1,400,502    1,404,090    1,411,193     1,351,372
                                                     ---------  -----------  -----------  -----------   -----------

Costs and Expenses:

     Gaming                                            538,398      811,458      806,907      808,585       770,011

     Other                                              58,971       81,033       82,971       88,256        78,172

     General and administrative                        192,082      275,717      274,770      292,288       282,194

     Depreciation and amortization                      69,035       89,094       83,722       83,323        77,231

     Pre-opening                                        13,839           --          747           --            --

     Trump World's Fair closing costs (b)                   --           --           --      123,959           814
                                                     ---------  -----------  -----------  -----------   -----------

          Total costs and expenses                     872,325    1,257,302    1,249,117    1,396,411     1,208,422
                                                     ---------  -----------  -----------  -----------   -----------

Income from operations                                  94,619      143,200      154,973       14,782       142,950

Interest expense, net                                 (139,530)    (205,008)    (213,507)    (215,566)     (212,890)

Other non-operating (expense) income (c)                14,869       (1,028)      (1,093)      (1,501)         (653)

Loss in joint venture                                     (925)      (3,478)      (2,969)      (3,008)       (3,134)

Extraordinary (loss) gain (d)                          (60,732)          --           --           --         9,453

Minority interest                                       26,022       24,186       22,878       75,076        26,962

Cumulative effect of change in accounting
principle                                                  --            --           --       (3,565)           --
                                                     ---------  -----------  -----------  -----------   -----------

Net loss                                             $ (65,677)   $ (42,128)   $ (39,718)  $ (133,782)    $ (37,312)
                                                     =========  ===========  ===========  ===========   ===========

Basic loss per common share (e)                       $  (3.27)    $  (1.85)    $  (1.79)    $  (6.03)     $  (1.69)
                                                     =========  ===========  ===========  ===========   ===========

Average Shares Outstanding                          20,081,122   22,794,921   22,203,612   22,178,878    22,041,048
                                                     =========  ===========  ===========  ===========   ===========

Balance Sheet Data (at end of period):

Cash and cash equivalents                            $ 175,749     $140,328     $114,757     $104,026       $95,429

Property and equipment, net                          2,009,261    2,004,751    1,977,609    1,860,596     1,815,068

Total assets                                         2,455,643    2,473,309    2,429,578    2,267,242     2,199,313

Total long-term debt, net of current maturities      1,713,425    1,817,569    1,838,492    1,855,327     1,827,023

Minority interest                                      172,604      148,418      125,540       48,409        26,897

Total capital                                          388,095      328,885      286,908      152,664       115,149

-----------------

Note 1: On April 17, 1996, THCR Holdings acquired all of the outstanding equity of Taj Associates. On October 7, 1996, THCR Holdings acquired from Trump all of the outstanding equity of Castle Associates. Therefore, the financial data as of December 31, 1996 and for the year ended December 31, 1996 reflect the operations of THCR and Plaza Associates for the full year, Taj Associates for the period from April 17, 1996 to December 31, 1996, Castle Associates from October 7, 1996 to December 31, 1996, and Trump Indiana for the period June 8, 1996 (the opening date of the Indiana Riverboat) to December 31, 1996.

(a) On September 15, 1999, an agreement was reached between Taj Associates, All Star and Planet Hollywood International, Inc. to terminate the All Star Cafe Lease effective September 24, 1999. Upon termination of the All Star Cafe Lease, all improvements, alterations and All Star's personal property, with the exception of specialty trade fixtures, became the property of Taj Associates. Taj Associates recorded the $17.2 million estimated fair market value of these assets in other revenue based on an independent appraisal.

(b) On October 4, 1999, THCR closed Trump World's Fair. The estimated cost of closing Trump World's Fair was approximately $123.959 million, which includes $97.221 million for the writedown of the net book value of the assets and $26.738 million of costs incurred and to be incurred in connection with the closing and demolition of the building.

(c) Other non-operating income for the years ended December 31, 1997, 1998, 1999 and 2000 includes $1.028 million, $0.725 million, $1.501 million and $0.2 million respectively, of costs associated with certain litigation.

(d) The extraordinary loss for the year ended December 31, 1996 relates to the redemption of Plaza PIK Notes and Plaza PIK Note Warrants and $10.0 million of THCR Holdings Senior Notes. The extraordinary gain for the year ended December 31, 2000 relates to the repurchase by THCR Enterprises of $35.5 million of THCR Holdings Senior Notes, net of the writedown of unamortized loan costs and minority interest.

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

         The indentures of Trump AC and Castle Associates restrict their ability to make distributions to THCR Holdings. Therefore, the ability of THCR Holdings to service its debt is dependent on the successful operations of Trump Indiana and other future operations and the permitted distributions from Trump AC and Castle Associates.

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

     Capital expenditures for Trump AC were $21.5 million and $15.1 million for the years ended December 31, 1999 and 2000, respectively. Capital expenditures for improvements to Trump Plaza's facilities were $10.7 million and $4.3 million for the years ended December 31, 1999 and 2000, respectively. Capital expenditures attributable to the Taj Mahal were $9.3 million and $10.1 million for the years ended December 31, 1999 and 2000 respectively.

     Castle Associates' capital expenditures for 1999 and 2000 were $4.5 million and $5.1 million, respectively. These capital expenditures consisted principally of a slot room expansion project completed in 2000, which increased gaming space approximately 6,200 square feet (8.2%) and added approximately 250 machines, and ongoing property enhancements.

     Capital expenditures attributable to Trump Indiana were $5.4 million and $0.4 million for the years ending December 31, 1999 and 2000, respectively. Approximately $15.0 million costs of hotel construction and other infrastructure improvements will be applied towards satisfying the economic development commitment required in connection with the Indiana licensing process. In September 2000, THCR along with Majestic Star Casino, L.L.C. ("Barden"), the other riverboat licensee and joint owner with Trump Indiana of Buffington Harbor Riverboats, L.L.C. ("BHR") formed a joint venture, Buffington Harbor Parking Associates ("BHPA") for the purpose of constructing and operating a parking garage.

     The Castle Senior Notes have an outstanding principal amount of $62.0 million and bear interest at the rate of 10 1/4% per annum, payable semi-annually each April and October. The Castle Senior Notes mature on April 30, 2003.

     The Castle Working Capital Loan has an outstanding principal amount of $5.0 million and bears interest at the rate of 10 1/4% per annum, payable semi-annually each April and October. The entire principal balance of the Castle Working Capital Loan matures on April 30, 2003.

     Castle Associates has the authority to obtain a working capital facility of up to $10.0 million (of which approximately $5.0 million is outstanding) although there can be no assurance that such financing will be available or on terms acceptable to Castle Associates.

     The ability of THCR to pay its indebtedness when due will depend on the ability of THCR to either generate cash from operations sufficient for such purposes or to refinance such indebtedness on or before the date on which it becomes due. Cash flow from operations may not be sufficient to repay a substantial portion of the principal amount of the debt at maturity. The future operating performance of THCR and the ability to refinance its debt will be subject to the then prevailing economic conditions, industry conditions and numerous other financial, business and other factors, many of which are beyond the control of THCR. There can be no assurance that the future operating performance of THCR will be sufficient to meet these repayment obligations or that the general state of the economy, the status of the capital markets or the receptiveness of the capital markets to the gaming industry will be conducive to refinancing this debt or other attempts to raise capital.

Seasonality

     The gaming industry in Atlantic City and Indiana is seasonal, with the heaviest activity occurring during the period from May through September. Consequently, THCR's operating results during the two quarters ending in March and December would not likely be as profitable as the two quarters ending in June and September.

Inflation

     There was no significant impact on operations as a result of inflation during 1998, 1999 or 2000.

         The following tables include selected data of Plaza Associates, Taj Associates, Trump Indiana and Castle Associates (d/b/a Trump Marina) for the years ended December 31, 1998, 1999 and 2000, respectively.

                                                                              Year Ended December 31,
                                                                              -----------------------
                                                          1998           1998           1998           1998             1998
                                                         Plaza            Taj          Trump          Trump             THCR
                                                    Associates     Associates        Indiana         Marina     Consolidated*
                                                    ----------     ----------        -------         ------     -------------
                                                                                (in millions)
Revenues:
     Gaming ........................................  $  374.5       $  514.0       $  137.8       $  262.1       $  1,288.4
     Other .........................................     101.6          119.1            3.6           61.0            285.3
                                                      --------       --------       --------       --------       ----------
         Gross Revenue .............................     476.1          633.1          141.4          323.1          1,573.7
Less: Promotional Allowance ........................      63.4           66.7            0.8           38.7            169.6
                                                      --------       --------       --------       --------       ----------
         Net Revenue ...............................     412.7          566.4          140.6          284.4          1,404.1
                                                      --------       --------       --------       --------       ----------
Costs and Expenses:
     Gaming ........................................     228.8          316.4           94.7          167.0            806.9
     General & Administrative ......................      79.1           89.2           34.6           60.1            275.6
     Depreciation & Amortization ...................      24.7           36.4            5.7           16.6             83.7
     Other .........................................      32.4           33.8            3.9           12.9             82.9
                                                      --------       --------       --------       --------       ----------
         Total Costs and Expenses ..................     365.0          475.8          138.9          256.6          1,249.1
                                                      --------       --------       --------       --------       ----------
Income from Operations .............................      47.7           90.6            1.7           27.8            155.0
                                                      --------       --------       --------       --------       ----------
Non-Operating Income ...............................       1.4            2.4            0.1            0.9              8.5
Interest Expense ...................................     (47.7)         (94.1)          (9.0)         (52.3)          (223.1)
         Total Non-Operating Expense ...............     (46.3)         (91.7)          (8.9)         (51.4)          (214.6)
                                                      --------       --------       --------       --------       ----------
Loss in Joint Venture ..............................       -              -             (3.0)           -               (3.0)
                                                      --------       --------       --------       --------       ----------
Net Loss Before Minority Interest ..................  $    1.4       $   (1.1)      $  (10.2)      $  (23.6)      $    (62.6)
                                                      ========       ========       ========       ========
Minority Interest ..................................                                                                    22.9
                                                                                                                  ----------
Net Loss ...........................................                                                              $    (39.7)
                                                                                                                  ==========

* Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.

                                                                              Year Ended December 31,
                                                                              -----------------------
                                                          1999           1999           1999           1999             1999
                                                         Plaza            Taj          Trump          Trump             THCR
                                                    Associates     Associates        Indiana         Marina     Consolidated*
                                                    ----------     ----------        -------         ------     -------------
                                                                                (In millions)
Revenues:
   Gaming ..........................................  $  354.5       $  513.1       $  139.0       $  269.3       $  1,275.8
   Other (a) .......................................      97.8          132.8            8.2           61.3            300.1
                                                      --------       --------       --------       --------       ----------
     Gross Revenue .................................     452.3          645.9          147.2          330.6          1,575.9
Less: Promotional Allowance ........................      59.8           64.9            3.2           36.8            164.7
                                                      --------       --------       --------       --------       ----------
     Net Revenue ...................................     392.5          581.0          144.0          293.8          1,411.2
                                                      --------       --------       --------       --------       ----------
Costs and Expenses:
   Gaming ..........................................     215.2          335.2           94.7          163.5            808.6
   General & Administrative ........................      76.4           97.1           33.2           66.4            292.3
   Depreciation & Amortization .....................      21.9           36.7            7.0           17.3             83.3
   Trump World's Fair closing ......................     124.0          -              -              -                124.0
   Other ...........................................      30.0           36.3            7.0           15.0             88.2
                                                      --------       --------       --------       --------       ----------
     Total Costs and Expenses ......................     467.5          505.3          141.9          262.2          1,396.4
                                                      --------       --------       --------       --------       ----------
Income from Operations .............................     (75.0)          75.7            2.1           31.6             14.8
                                                      --------       --------       --------       --------       ----------
Non-Operating Income (Expense) .....................       1.1            2.1           (1.3)           0.8              5.6
Interest Expense ...................................     (47.5)         (93.6)          (7.1)         (54.2)          (222.7)
                                                      --------       --------       --------       --------       ----------
     Total Non-Operating Expense ...................     (46.4)         (91.5)          (8.4)         (53.4)          (217.1)
                                                      --------       --------       --------       --------       ----------
Loss in Joint Venture ..............................                                    (3.0)                           (3.0)
                                                                                    --------                      ----------
Net Loss Before Minority Interest ..................  $ (121.4)      $  (15.8)      $   (9.3)      $  (21.8)      $   (205.3)
                                                      ========       ========       ========       ========
Minority Interest ..................................                                                                    75.1
Cumulative Effect of Accounting
   Change ..........................................                                                                    (3.6)
                                                                                                                  ----------
Net Loss ...........................................                                                                $ (133.8)
                                                                                                                  ==========

* Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.

(a) On September 15, 1999, an agreement was reached between Taj Associates, All Star and Planet Hollywood International, Inc. to terminate the All Star Cafe Lease effective September 24, 1999. Upon termination of the All Star Cafe Lease, all improvements, alterations and All Star's personal property, with the exception of specialty trade fixtures, became the property of Taj Associates. Taj Associates recorded the $17.2 million estimated fair market value of these assets in other revenue based on an independent appraisal.

     Taj Associates has since remodeled the facility into an entertainment complex called the "Casbah," consisting of a Boardwalk level bar, a seasonal outdoor dining area with live bands and a centerpiece high-energy nightclub. The Casbah complex opened in June 2000.

                                                                              Year Ended December 31,
                                                                              -----------------------
                                                          2000           2000           2000           2000             2000
                                                         Plaza            Taj          Trump          Trump             THCR
                                                    Associates     Associates        Indiana         Marina     Consolidated*
                                                    ----------     ----------        -------         ------     -------------
                                                                                (In millions)
Revenues:
Gaming ........................................       $  320.2       $  538.3       $  119.2       $  267.4       $  1,245.0
Other .........................................           75.3          113.1            8.6           61.5            258.7
                                                      --------       --------       --------       --------       ----------
     Gross Revenue ............................          395.5          651.4          127.8          328.9          1,503.7
Less: Promotional Allowance ...................           50.0           63.0            2.9           36.3            152.3
                                                      --------       --------       --------       --------       ----------
     Net Revenue ..............................          345.5          588.4          124.9          292.6          1,351.4
                                                      --------       --------       --------       --------       ----------
Costs and Expenses:
Gaming ........................................          212.7          317.3           78.2          161.8            770.0
General & Administrative ......................           72.5          101.6           31.7           68.6            282.2
Depreciation & Amortization ...................           16.3           35.6            7.8           17.4             77.2
Trump World's Fair Closing Costs ..............            0.8          -              -              -                  0.8
Other .........................................           20.5           36.1            6.3           15.1             78.2
                                                      --------       --------       --------       --------       ----------
     Total Costs and Expenses .................          322.8          490.6          124.0          262.9          1,208.4
                                                      --------       --------       --------       --------       ----------
Income from Operations ........................           22.7           97.8            0.9           29.7            143.0
                                                      --------       --------       --------       --------       ----------
Non-Operating Income ..........................            1.1            2.2            0.4            1.5              6.7
Interest Expense ..............................          (47.8)         (93.4)          (5.7)         (56.8)          (220.2)
                                                      --------       --------       --------       --------       ----------
     Total Non-Operating Expense ..............          (46.7)         (91.2)          (5.3)         (55.3)          (213.5)
                                                      --------       --------       --------       --------       ----------
Loss in Joint Venture .........................          -              -               (3.2)         -                 (3.2)
                                                      --------       --------       --------       --------       ----------
Net Loss Before Minority Interest .............       ($  24.0)      $    6.6       ($   7.6)      ($  25.6)      ($    73.7)
                                                      ========       ========       ========       ========
Minority Interest .............................                                                                         27.0
Extraordinary  Gain,  Net of  Minority
  Interest ....................................                                                                          9.4
                                                                                                                  ----------
Net Loss ......................................                                                                     ($  37.3)
                                                                                                                  ==========


* Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.

                      Trump Hotels & Casino Resorts, Inc.
                             Results of Operations

           Comparison of Years Ended December 31, 1998, 1999 and 2000
                     (in millions, except statistical data)


                                                       1998             1998             1998             1998               1998
                                                      Plaza              Taj            Trump            Trump               THCR
                                                 Associates       Associates          Indiana           Marina       Consolidated
                                                 ----------       ----------          -------           ------       ------------
Table Game Revenues .........................    $    102.4       $    198.6       $     34.3       $     72.9       $     408.2
Table Game Drop .............................    $    643.0       $  1,204.8       $    217.5       $    452.6       $   2,517.9
Table Win Percentage ........................          15.9%            16.5%            15.8%            16.1%             16.2%
Number of Table Games .......................           108              147               58               92               405
Slot Revenues ...............................    $    272.1       $    295.0       $    103.5       $    187.2       $     857.8
Slot Handle .................................    $  3,366.8       $  3,623.7       $  1,630.8       $  2,321.9       $  10,943.2
Slot Win Percentage .........................           8.1%             8.1%             6.3%             8.1%              7.8%
Number of Slot Machines .....................         4,144            4,152            1,352            2,167            11,815
Other Gaming Revenues .......................           N/A       $     20.4              N/A       $      2.0       $      22.4
Total Gaming Revenues .......................    $    374.5       $    514.0       $    137.8       $    262.1       $   1,288.4


                                                       1998             1998             1998             1998               1998
                                                      Plaza              Taj            Trump            Trump               THCR
                                                 Associates       Associates          Indiana           Marina       Consolidated
                                                 ----------       ----------          -------           ------       ------------
Table Game Revenues .........................    $     97.6       $    173.3       $     30.9       $     72.9       $     374.6
   Incr (Decr) over prior period ............    $     (4.8)      $    (25.3)      $     (3.4)               -       $     (33.6)
Table Game Drop .............................    $    631.5       $  1,079.4       $    183.0       $    459.0       $   2,352.9
   Incr (Decr) over prior period ............    $    (11.5)      $   (125.4)      $    (34.5)      $      6.4       $    (165.0)
Table Win Percentage ........................          15.4%            16.1%            16.9%            15.9%             15.9%
   Incr (Decr) over prior period ............      (0.5)pts.        (0.4)pts.          1.1pts.        (0.2)pts.         (0.3)pts.
Number of Table Games .......................            98              143               50               86               377
   Incr (Decr) over prior period ............           (10)              (4)              (8)              (6)              (28)

Slot Revenues ...............................    $    256.9       $    317.1       $    108.1       $    194.6       $     876.7
   Incr (Dec) over prior period .............    $    (15.2)      $     22.1       $      4.6       $      7.4       $      18.9
Slot Handle .................................    $  3,250.3       $  3,996.9       $  1,659.9       $  2,476.0       $  11,383.1
   Incr (Decr) over prior period ............    $   (116.5)      $    373.2       $     29.1       $    154.1       $     439.9
Slot Win Percentage .........................           7.9%             7.9%             6.5%             7.9%              7.7%
   Incr (Decr) over prior period ............      (0.2)pts.        (0.2)pts.          0.2pts.        (0.2)pts.         (0.1)pts.
Number of Slot Machines .....................         3,807            4,452            1,250            2,159            11,668
   Incr (Decr) over prior period ............          (337)             300             (102)              (8)             (147)
Other Gaming Revenues .......................           N/A       $     22.7              N/A       $      1.8       $      24.5
   Incr (Decr) over prior period ............           N/A       $      2.3              N/A       $     (0.2)      $       2.1
Total Gaming Revenues .......................    $    354.5       $    513.1       $    139.0       $    269.3       $   1,275.8
   Incr (Decr) over prior period ............    $    (20.0)      $     (0.9)      $      1.2       $      7.2       $     (12.6)

                                                   2000            2000           2000         2000              2000
                                                  Plaza             Taj          Trump        Trump              THCR
                                             Associates      Associates        Indiana       Marina      Consolidated
                                             ----------      ----------        -------       ------      ------------
Table Game Revenues                $     93.1   $    182.2   $     26.7   $     73.1   $     375.1
   Incr (Decr) over prior period   $     (4.5)  $      8.9   $     (4.2)  $      0.2   $       0.5
Table Game Drop                    $    648.7   $  1,071.2   $    161.8   $    440.8   $   2,322.5
   Incr (Decr) over prior period   $     17.2   $     (8.2)  $    (21.2)  $    (18.2)  $     (30.4)
Table Win Percentage                     14.4%        17.0%        16.5%        16.6%         16.2%
   Incr (Decr) over prior period       (1.0)pts.       0.9pts      (0.4)pts      0.7pts        0.3pts
Number of Table Games                    96          143           50           76           365
   Incr (Decr) over prior period         (2)        --           --            (10)          (12)

Slot Revenues                      $    227.0   $    333.7   $     92.5   $    192.9   $     846.1
   Incr (Dec) over prior period    $    (29.9)  $     16.6   $    (15.6)  $     (1.7)  $     (30.6)
Slot Handle                        $  2,905.9   $  4,313.2   $  1,422.3   $  2,459.2   $  11,100.6
   Incr (Decr) over prior perio    $   (344.4)  $    316.3   $   (237.6)  $    (16.8)  $    (282.5)
Slot Win Percentage                       7.8%         7.7%         6.5%         7.8%          7.6%
   Incr (Decr) over prior period         (0.1)pts     (0.2)pts         --       (0.1)pts     (0.1)pts
Number of Slot Machines               2,839        4,557        1,251        2,410        11,057
   Incr (Decr) over prior period       (968)         105            2          251          (610)

Other Gaming Revenues              N/A          $     22.4   N/A          $      1.4   $      23.8
   Incr (Decr) over prior period   N/A          $     (0.3)  N/A          $     (0.4)  $      (0.7)

Total Gaming Revenues              $    320.1   $    538.3   $    119.2   $    267.4   $   1,245.0
   Incr (Decr) over prior period   $    (34.4)  $     25.2   $    (19.8)  $     (1.9)  $     (30.8)


Results of Operations for the Years Ended December 31, 1999 and 2000

         Gaming revenues are the primary source of THCR's revenues. Table game revenues represent the amount retained by THCR from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers." The Atlantic City industry table game win percentages were 15.3% and 15.4% for the years ended December 31, 1999 and 2000.

         An $8.9 million increase in table games revenue at the Taj Mahal, due to increased volumes and an improved table win percentage (17% in 2000 vs 16.1% in 1999), was primarily offset by a $4.4 million decrease at Trump Plaza due to a 1% decrease in table win percentage and a $4.2 million decrease at Trump Indiana due to lower table drop and win percentage.

         Slot revenues declined $30.6 million or 3.5% from the comparable period in 1999 primarily due to the closing of Trump World's Fair at Trump Plaza. A $16.6 million or 5.2% increase at the Taj Mahal was primarily offset by a $15.6 million or 14.4% decrease at Trump Indiana due to the legalization of dockside gaming competition in Illinois. Trump Marina's slot revenues declined $1.7 million from the comparable period in 1999 due to a slightly decreased slot handle along with a decreased slot win percentage.

         Other non-gaming revenues and their associated expenses, as well as depreciation and amortization were reduced from the comparable period in 1999 due to the closing of Trump World's Fair. Additionally, 1999 other non-gaming revenues at the Taj Mahal included a one-time gain of $17.2 million on the acquisition of the All Star Cafe.

         Gaming costs and expenses were $770.0 million for the year ended December 31, 2000, a decrease of $38.6 million or 4.8% from $808.6 million for the comparable period in 1999. The Taj Mahals's gaming costs decreased $17.9 million or 5.3% from the comparable period in 1999, primarily due to a decrease in gaming bad debt expense. Trump Plaza's gaming costs decreased $2.5 million primarily due to the closing of Trump World's Fair. Trump Indiana's gaming costs decreased $16.5 million or 17.4% due to decreased coin and cash promotional expenses as well as reduced gaming taxes proportionate to the reduction in gaming revenues. Trump Marina's gaming costs decreased $1.7 million as a result of reduced promotional and complimentary expense attributed to the elimination of less profitable programs.

         General and administrative expenses were $282.2 million for the year ended December 31, 2000, a decrease of $10.1 million or 3.5% from $292.3 million for the comparable period in 1999. General and administrative expenses at Trump Plaza decreased $3.9 million or 5.1% from the comparable period in 1999 due to the closing of Trump World's Fair. Expenses at the Taj Mahal increased $4.5 million or 4.6% from the comparable period in 1999 primarily due to additional entertainment costs resulting from a higher ratio of cash to complimentary ticket sales, increases in regulatory costs, utility expense, real estate taxes and insurance reserves.

The Taj Mahal's costs also increased due to the increased write-off of CRDA deposits as a result of additional CRDA donations in 2000, which is also the primary reason for the $2.2 million increase in general and administrative costs at Trump Marina. These increases were offset by a $1.5 million decrease in costs at Trump Indiana and an $11.4 million decrease in corporate expenses. The decrease in corporate general and administrative expenses is primarily due to the downsizing in 2000 of the New York corporate office, an aircraft lease termination, as well as decreased legal and advertising costs.

         During 2000, THCR Enterprises, a wholly owned subsidiary of THCR Holdings, purchased $35.5 million of the THCR Senior Notes. The decrease in interest expense is primarily due to the elimination of interest expense associated with these notes.

Results of Operations for the Years Ended December 31, 1998 and 1999

         Gaming revenues are the primary source of THCR's revenues. Table game revenues represent the amount retained by THCR from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers." The Atlantic City industry table game win percentage percentage remained constant at 15.3% for the years ended December 31, 1998 and 1999.

         All Star had entered into the All Star Cafe Lease with Taj Associates for the lease of space at Taj Mahal to operate as an All Star Cafe. The basic rent under the All Star Cafe Lease was $1.0 million per year, paid in equal monthly installments. In addition, All Star was to pay percentage rent (as defined).

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

         Taj Associates has since remodeled the facility into an entertainment complex called the "Casbah", consisting of a Boardwalk level bar, a seasonal outdoor dining area with live bands and a centerpiece high-energy nightclub. The Casbah complex opened in June 2000.

         Gaming costs and expenses were $808.6 million for the year ended December 31, 1999, an increase of $1.7 million or .2% from $806.9 million for the comparable period in 1998. The Taj Mahal's gaming costs increased $8.8 million or 2.8% for the year ended December 31, 1999 from the comparable period in 1998 due primarily to additional casino bad debt provisions. The casino bad debt provisions at the Taj Mahal were made after appropriate legal advice had been obtained which indicated the likelihood of collection was remote. THCR's policy is to aggressively pursue collection issues regarding markers if such issues occur. These costs were offset by reduction in costs and expenses at Trump Plaza of $3.6 million or 1.6% due to the closure of Trump World's Fair on October 4, 1999 and Trump Marina's $3.5 million or 2.1% decrease for the year ended December 31, 1999 from the comparable period in 1998. Trump Marina's decrease is primarily attributed to decreased promotional and complimentary expenses achieved by eliminating less profitable programs.

         General and administrative expenses were $292.3 million for the year ended December 31, 1999, an increase of $16.7 million or 6.1% from general and administrative expenses of $275.6 million for the prior year. This increase is attributed to increases of $6.3 million at Trump AC due primarily to charges at Taj Associates related to employee severance charges and litigation settlement reserves; $6.3 million at Trump Marina due primarily to incremental costs incurred related to the Castle Services Agreement (as defined), employee incentive compensation and insurance costs; and $6.7 million for THCR corporate expenses including development and litigation costs.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Management has reviewed the disclosure requirements for Item 7A and, based upon the Registrants' current capital structure, scope of operations and financial statement structure, management believes that such disclosure is not warranted at this time. Since conditions may change, the Registrants' will periodically review their compliance with this disclosure requirement to the extent applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         An index to financial statements and required financial statement schedules is set forth in Item 14 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Management of THCR

         The following table sets forth certain information concerning each of THCR's directors and executive officers:

Name                            Position
----                            --------
Donald J. Trump ..............  Chairman of the Board of Directors, President
                                and Chief Executive Officer
Mark A. Brown ................  Chief Operating Officer
Robert M. Pickus .............  Executive Vice President, General Counsel and
                                Secretary
Francis X. McCarthy, Jr ......  Executive Vice President of Corporate Finance
                                and Chief Financial Officer
John P. Burke ................  Executive Vice President and Corporate Treasurer
Joseph A. Fusco ..............  Executive Vice President of Government and
                                Regulatory Affairs
Wallace B. Askins ............  Director
Don M. Thomas ................  Director
Peter M. Ryan ................  Director

         Donald J. Trump (54 years old) has been the Chairman of the Board of
         ---------------
THCR and THCR Funding since their formation in 1995, and has been serving as the President and Chief Executive Officer of THCR, THCR Funding and THCR Holdings since June 2000. Trump was a 50.0% stockholder, the Chairman of the Board of Directors, President and Treasurer of Trump Plaza GP, a New Jersey corporation ("Trump Plaza GP"), until June 1993. Trump was Chairman of the Executive Committee and President of Plaza Associates from May 1986 to May 1992, and was the managing general partner of Plaza Associates until June 1993. Trump has been the Chairman of the Board of Directors of Trump AC Holding since February 1993, served as the President of Trump AC Holding from February 1993 until December 1997 and has been serving as President of Trump AC Holding since June 2000. Trump was a partner in Trump AC from February 1993 until June 1995. Trump has been Chairman of the Board of Directors of Trump AC Funding since its formation in January 1996 and the Chairman of the Board of Directors of Funding II and Funding III since their formation in November 1997. Since June 2000, Trump has also been serving as the President and Chief Executive Officer of Trump AC, Trump AC Funding, Funding II and Funding III. Trump has been Chairman of the Board of Directors of THCR Holding Corp. and THCR/LP since October 1991; President and Treasurer of THCR Holding Corp. since March 1991; President and Treasurer of THCR/LP since June 2000; Chairman of the Board of Directors, President and Treasurer of TCI since June 1988; Chairman of the Executive Committee of Taj Associates from June 1988 to October 1991 and Chief Executive Officer since June 2000; and President and sole Director of Realty Corp. since May 1986. Trump has been the sole director of TACC since March 1991. Trump was President and Treasurer of TACC from March 1991 until December 1997, and has been the President of TACC since June 2000. Trump has been the Chairman of the Board of Directors, President and Treasurer of Plaza Funding since its formation in March 1986. Trump has been the sole director of Trump Indiana since its formation, and has been the President and Chief Executive Officer of Trump Indiana since June 2000. Trump has been Chairman of the Board of Partner Representatives of Castle Associates since May 1992; and was Chairman of the Executive Committee of Castle Associates from June 1985 to May 1992. Trump is the Chairman of the Board of Directors of Trump's Castle Funding, served as President and Treasurer of Castle Funding until April 1998, and has served as President and Chief Executive Officer of Castle Funding since June 2000. Trump has served as the Chairman of the Board of Directors of TCHI since its formation in March 1985, and has been the President and Chief Executive Officer of TCHI since June 2000. Trump has been the President, Treasurer, sole director and sole stockholder of TCI and TCI-II since their formation in June 1988 and November 1991, respectively. Trump has been a Director of THCR Enterprises, Inc., a Delaware corporation ("THCR Enterprises"), since its formation in January 1997 and has served the President of THCR Enterprises since June 2000. Trump is also the President of The Trump Organization, Inc. which has been in the business, through its affiliates and subsidiaries, of acquiring, developing and managing real estate properties for more than the past five years. Trump was a member of the Board of Directors of Alexander's Inc. from 1987 to March 1992.

     Mark A. Brown (40 years old) was appointed Chief Operating Officer of THCR
     -------------
and Trump AC effective June 13, 2000, at which time he was also appointed Chief Executive Officer of each of Taj Associates, Plaza Associates, Castle Associates and Trump Indiana, subject to necessary licensing by the Indiana Gaming Commission. Mr. Brown served as President and Chief Operating Officer of Taj Associates since January 2000. Mr. Brown was President and Chief Operating Officer of Castle Associates from November 1997 until his transfer to Taj Associates, Executive Vice President of Operations of Castle Associates from July 1995 until November 1997 and Vice President of TCHI until his transfer to Taj Associates. From 1993 until 1995, Mr. Brown served as Senior Vice President of Eastern Operations for Caesar's World Marketing Corporation, National and International Divisions. Prior to that, Mr. Brown served as Vice President of Casino Operations at the Taj Mahal from 1989 until 1993. From 1979 until 1989, Mr. Brown worked for Resorts International Hotel Casino departing as Casino Shift Manager.

     Robert M. Pickus (46 years old) has been the Executive Vice President,
     ----------------
General Counsel and Secretary of THCR since its formation in 1995. He has also been the Executive Vice President of Corporate and Legal Affairs of Plaza Associates since February 1995. Since April 2000, Mr. Pickus has been serving as the Executive Vice President and General Counsel of each of THCR Holdings and Trump AC. Mr. Pickus served as the President of TCS from April 2000 until TCS was merged into Taj Associates on December 31, 2000. From December 1993 to February 1995, Mr. Pickus was the Senior Vice President and General Counsel of Plaza Associates. Mr. Pickus served as the Assistant Secretary of Trump AC Holding from April 1994 until February 1998. Since February 1998, Mr. Pickus has served as the Secretary of Trump AC Holding. Mr. Pickus has been the Secretary and a director of Trump AC Funding since its formation in January 1996, the Secretary and a director of Funding II and Funding III since their formation in November 1997, the Vice President and Secretary of Plaza Funding since its inception in March 1986, the Executive Vice President and Secretary of Trump Indiana since its inception in December 1992, the Executive Vice President of Corporate and Legal Affairs of Taj Associates since February 1995, and a Director of THCR Holding Corp. and THCR/LP from November 1995 through May 2000. Mr. Pickus has been the Secretary of THCR Holding Corp. since January 1997 and the Secretary and Vice President of THCR/LP since June 2000. He was the Senior Vice President and Secretary of Castle Funding from June 1988 to December 1993 and General Counsel of Castle Associates from June 1985 to December 1993. Mr. Pickus has served as the Secretary of Castle Funding since April 1998. Mr. Pickus served as the Assistant Secretary of TACC until February 1998. Since February 1998, Mr. Pickus has served as the Secretary of TACC. Mr. Pickus was also Secretary of TCHI from October 1991 until December 1993. Mr. Pickus is a director of TCHI, and has served as the Assistant Secretary of TCHI from February 1998 until April 1998. Since April 1998, Mr. Pickus has served as the Secretary of TCHI. Mr. Pickus has been the Executive Vice President of Corporate and Legal Affairs of Castle Associates since February 1995, Secretary of Castle Associates since February 1996 and a member of the Board of Partner Representatives of Castle Associates since October 1995. Mr. Pickus has been the Vice President, Secretary and Director of THCR Enterprises since January 1997, and had been the Executive Vice President of TCS since its inception in June 1996 until April 2000. Mr. Pickus has been admitted to practice law in the states of New York and New Jersey since 1980, and in the Commonwealth of Pennsylvania since 1981.

     Francis X. McCarthy, Jr. (48 years old) has served as the Executive Vice
     ------------------------
President of Corporate Finance and Chief Financial Officer of THCR, THCR Holdings and THCR Funding since September 1998. Mr. McCarthy has also served as the Chief Financial Officer of Trump AC, Trump AC Funding, Funding II and Funding III since September 1998, and served as the Chief Financial Officer, Chief Accounting Officer and Assistant Treasurer of Castle Funding since August 2000 and as the Chief Financial Officer of Castle Associates since August 2000. Mr. McCarthy served as the Executive Vice President of Corporate Finance of TCS from October 1996 until TCS was merged into Taj Associates on December 31, 2000. Mr. McCarthy was Vice President of Finance and Accounting of Trump Plaza GP from October 1992 until June 1993, Senior Vice President of Finance and Administration of Plaza Associates from August 1990 to June 1994 and Executive Vice President of Finance and Administration of Plaza Associates from June 1994 to October 1996. Mr. McCarthy previously served in a variety of financial positions for Greate Bay Hotel and Casino, Inc. from June 1980 through August 1990.

     John P. Burke (53 years old) has served as Executive Vice President of
     -------------
THCR, THCR Holdings, THCR Funding and Trump AC since January 1999. Mr. Burke has been the Corporate Treasurer of THCR, THCR Holdings, THCR Funding and Trump AC since their formation in 1995. He has also been Corporate Treasurer of Plaza Associates and Taj Associates since October 1991. Mr. Burke has been the Treasurer of Trump Indiana since its formation in December 1992. Mr. Burke has been Treasurer of Trump AC Funding since its formation in January 1996 and Treasurer of Funding II and Funding III since their formation in November 1997. Mr. Burke has been Treasurer of TACC since February 1998. Mr. Burke served as the Senior Vice President of Corporate Finance of THCR from January 1996 to June 1997. Mr. Burke served as the Senior Vice President of THCR, THCR Holdings and THCR Funding from June 1997 to January 1999. Mr. Burke was a Director of THCR/LP and THCR Holding Corp. from October 1991 to April 1996 and Vice President of THCR/LP until June 1995. Mr. Burke has served as the Assistant Treasurer of THCR Holding Corp. and THCR/LP since February 1998. Mr. Burke has been the Corporate Treasurer of Castle Associates since October 1991, the Vice President of Castle Associates, Castle Funding, TCI-II and TCHI since December 1993, Assistant Treasurer of TCHI since April 1998, Treasurer of Castle Funding since April 1998, a member of the Board of Partner Representatives of Castle Associates since March 1997 and the Vice President of Finance of The Trump Organization since September 1990. Mr. Burke was an Executive Vice President and Chief

Administrative Officer of Imperial Corporation of America from April 1989 through September 1990. Mr. Burke has been the Vice President and Treasurer of THCR Enterprises since January 1997.

     Joseph A. Fusco (56 years old) has been the Executive Vice President of
     ---------------
Government Relations & Regulatory Affairs of THCR, THCR Holdings and Trump AC since June 1996 and of TCS from July 1996 until TCS was merged into Taj Associates on December 31, 2000. From August 1985 to June 1996, Mr. Fusco practiced law as a partner in various Atlantic City law firms specializing in New Jersey casino regulatory, commercial and administrative law matters, most recently from January 1994 to June 1996 as a partner in the law firm of Sterns & Weinroth, P.C., located in Atlantic City. Mr. Fusco previously served as Atlantic County Prosecutor, a Gubernatorial appointment, from April 1981 to July 1985 and as Special Counsel for Licensing for the CCC from the inception of that agency in September 1977 to March 1981. Mr. Fusco has been admitted to practice law in the state of New Jersey since 1969.

     Wallace B. Askins (70 years old) has been a director of THCR and THCR
     -----------------
Funding since June 1995. He has also been a director of Trump AC Holding since April 1994, and was a partner representative of the Board of Partner Representatives of Castle Associates from May 1992 to June 1995. Mr. Askins has been a director of Trump AC Funding since April 1996 and a director of Funding II and Funding III since December 1997. Mr. Askins served as a director of TCI-II from May 1992 to December 1993. From June 1984 to November 1992, Mr. Askins served as Executive Vice President, Chief Financial Officer and as a director of Armco Inc. Mr. Askins also serves as a director of EnviroSource, Inc., a waste and recycling management company.

     Don M. Thomas (70 years old) has been a director of THCR and THCR Funding
     -------------
since June 1995. Mr. Thomas has been a director of Trump AC Funding since April 1996 and a director of Funding II and Funding III since December 1997. He has also been the Senior Vice President of Corporate Affairs of the Pepsi-Cola Bottling Co. of New York since January 1985. Mr. Thomas was the acting Chairman, and a Commissioner, of the CRDA from 1985 through 1987, and a Commissioner of the CCC from 1980 through 1984 during a portion of which time Mr. Thomas served as acting Chairman of the CCC. Mr. Thomas was a director of Trump Plaza GP until June 1993 and has been a director of Trump AC Holding since June 1993. Mr. Thomas is an attorney licensed to practice law in the state of New York.

     Peter M. Ryan (63 years old) has been a director of THCR and THCR Funding
     -------------
since June 1995. He has also been the President of each of The Marlin Group, LLC and The Brookwood Carrington Fund, LLC, real estate financial advisory groups, since January 1995. Prior to that, Mr. Ryan was the Senior Vice President of The Chase Manhattan Bank for more than five years. Mr. Ryan has been a director of the Children's' Hospital FTD since October 1995.

     Messrs. Trump, Brown, Pickus, McCarthy, Burke and Fusco have executive employment agreements pursuant to which such individuals serve as officers of the Registrants. See " -- Employment Agreements, Termination of Employment and Change-in-Control Arrangements" for a description of certain of these agreements.

     All of the persons listed above are citizens of the United States and have been qualified or licensed by the CCC.

     THCR is the sole general partner of THCR Holdings. As the sole general partner of THCR Holdings, THCR generally has the exclusive rights, responsibilities and discretion in the management and control of THCR Holdings.

Management of Plaza Associates

     Trump AC is the managing general partner of Plaza Associates. Trump AC Holding is the managing general partner of Trump AC. The Board of Directors of Trump AC Holding consists of Messrs. Trump (Chairman), Askins and Thomas.

     Set forth below are the names, ages, positions and offices held with Plaza Associates and a brief summary of the business experience during the past five years of each of the executive officers of Plaza Associates other than those who are also directors or executive officers of THCR.

     Matthew A. Harkness (44 years old) has been the Chief Operating Officer of
     -------------------
Plaza Associates since January 2001. Mr. Harkness served as Senior Vice President of Marketing at the Taj Mahal throughout 2000. From September 1995 to December 1999, Mr. Harkness served as the Executive Director of Marketing at Trump Marina.

     Theresa C. Glebocki (38 years old) has been the Vice President of Finance
     -------------------
of Plaza Associates since September 2000. Ms. Glebocki served as the Executive Director of Finance of Plaza Associates and TCS from November 1996 until September 2000, and Financial Controller of Plaza Associates from 1991 until 1996. Prior to that, Ms. Glebocki held various financial positions at Bally's Grand (now the Atlantic City Hilton).

     All of the persons listed above are citizens of the United States and are licensed by the CCC.

Management of Taj Associates

     Trump AC is the managing general partner of Taj Associates. Trump AC Holding is the managing general partner of Trump AC. The Board of Directors of Trump AC Holding consists of Messrs. Trump (Chairman), Askins and Thomas.

     Set forth below are the names, ages, positions and offices held with Taj Associates and a brief summary of the business experience during the past five years of each of the executive officers and certain key employees of Taj Associates other than those who are also directors or executive officers of the Registrants.

     Mark A. Brown-- See "--Management of THCR."
     -------------

     Matthew A. Harkness-- See "--Management of Plaza Associates."
     -------------------

     Stephen S. Oskiera (42 years old) has served as the Senior Vice President
     ------------------
of Finance of Taj Associates since January 2000. Mr. Oskiera previously served as the Vice President of Finance of TCS from November 1999 until January 2000 and as Vice President of Finance of Castle Associates from October 1998 until November 1999. Mr. Oskiera served as Executive Director of Finance for both Castle Associates and TCS from October 1995 to October 1998. Previously, Mr. Oskiera served as Corporate Controller of American Gaming & Entertainment, Ltd., a casino development company, from December 1993 to October 1995 and, prior to that, served as Financial Controller for Greate Bay Hotel & Casino, Inc. d/b/a/ the Sands Hotel & Casino in Atlantic City, New Jersey from May 1987 to December 1993.

     All of the persons listed above are citizens of the United States and are licensed by the CCC.

Management of Trump Marina

     All decisions affecting the business and affairs of Castle Associates, including the operation of Trump Marina, are decided by the general partners acting by and through a Board of Partner Representatives (the "Board of Partner Representatives"), which includes a minority of Representatives elected indirectly by the holders of the Castle Mortgage Notes and the Castle PIK Notes. As currently constituted, the Board of Partner Representatives consists of Donald J. Trump (Chairman), John P. Burke, Robert M. Pickus, Thomas F. Leahy, Walter L. Leib, and Asher O. Pacholder

     Set forth below are the names, ages, positions, and offices held with Castle Associates, and a brief account of the business experience during the past five years of each member of the Board of Partner Representatives and the executive officers of Castle Associates other than those who are also directors or executive officers of THCR.

     Lawrence J. Mullin (38 years old) joined Castle Associates as Vice
     ------------------
President of Slot Operations and Marketing in August 1995. From January to May 2000, Mr. Mullin served as the President and Chief Operating Officer of Castle Associates, and has recommenced such position since January 1, 2001. In the interim period of June 1, 2000 to December 31, 2000, Mr. Mullin served as the President and Chief Operating Officer of Plaza Associates. Mr. Mullin also serves as Vice President of TCHI as well as Vice President and Assistant Secretary of Castle Funding. From 1992 to 1995, Mr. Mullin served as Vice President of Slot and Casino Marketing at the Taj Mahal. From 1995 to 1998, Mr. Mullin served as Senior Vice President of Slot and Casino Marketing of Castle Associates.

     Thomas F. Leahy (63 years old) has been a member of the Board of Partner
     ---------------
Representatives since June 1993. Mr. Leahy served as a director and Treasurer of TCI-II from May 1992 to December 1993. From 1991 to July 1992, Mr. Leahy served as Executive Vice President of CBS Broadcast Group, a unit of CBS, Inc. Mr. Leahy retired from CBS, Inc. in 1992, having served in various executive capacities over a 30-year period. Since November 1992, Mr. Leahy has served as President of The Theater Development Fund, a service organization for the performing arts. Since July 1992, Mr. Leahy has served as Chairman of VT Properties, Inc., a privately held corporation which invests in literary, stage and film properties.

     Walter L. Leib (71 years old) has been a member of the Board of Partner
     --------------
Representatives since October 2000. Since 1972, Mr. Leib has been a senior partner of Leib, Kraus, Grispin & Roth, PC, a law firm located in Scotch Plains, New Jersey. Since 1996, Mr. Leib has been a member of the Board of Directors and Audit Committee of ICO International, Inc., an oil field services and petrochemicals processing company quoted on the NASDAQ Market System. (Previously, from 1984 to 1996, Mr. Leib was director, general counsel, and member of the Audit Committee of Wedco International, a company on the American Stock Exchange and NASDAQ.) Since 1998, Mr. Leib has been a Lifetime Trustee Emeritus of Rutgers University (having served as a trustee from 1992 through 1998). He presently is as a member of the Board of Overseers and Foundation of Rutgers University and is a member of the Budget Committee and was Chairman of the Advisory Board of Trustees of Rutgers University Law School in 1998. Since 1993, Mr. Leib has served on the Board of Advisors of Rutgers University School of Business Management and Graduate School of Business.

     Asher O. Pacholder (63 years old) has been a member of the Board of Partner
     -----------------
Representatives since May 1992. Dr. Pacholder served as a director and the President of TCI-II from May 1992 to December 1993. He has served as the Chairman of the Board of Directors and Chief Financial Officer of ICO International, Inc., an oil field services and petrochemicals processing company quoted on the NASDAQ Market System, since February 1995 and Chief Operating Officer and a director of Wedco Technology, Inc. since May 1996. Dr. Pacholder has served as Chairman of the Board and Managing Director of Pacholder Associates, Inc., an investment advisory firm, since 1983. In addition, Dr. Pacholder is Chairman of the Board of Directors of USF&G Pacholder Fund, Inc., a closed-end investment company, and he serves on the Board of Directors of Southland Corporation, which owns and operates convenience stores.

     Each member of the Board of Partner Representatives and all of the other persons listed above have been licensed or found qualified by the CCC.

     The employees of Castle Associates serve at the pleasure of the Board of Partner Representatives subject to any contractual rights contained in any employment agreement.

Management of Trump Indiana

     The sole director of Trump Indiana is Mr. Trump. Set forth below are the names, ages, positions and offices held with Trump Indiana and a brief account of the business experience during the past five years of each of the directors and executive officers of Trump Indiana other than those who are also directors or executive officers of THCR.

     Catherine A. Walker (46 years old) has been the General Manager of Trump
     -------------------
Indiana since August 24, 2000. Prior to joining Trump Indiana, Ms. Walker served from March 24, 2000 to August 4, 2000, as Vice President of Operations and Assistant General Manager of Harrah's East Chicago. From July 1996 to March 2000, Ms. Walker served as Vice President and General Manager of Players Lake Charles LLC and Showboat Star Partnership. From May 1995 to July 1996, Ms. Walker held various operating and management positions with Players Lake Charles. Previously, Ms. Walker served as an Assistant General Counsel with the CCC from March 1982 to May 1995.

     Michael Darley (49 years old) has been Vice President of Operations of
     --------------
Trump Indiana since November 5, 2000. Prior to joining Trump Indiana, Mr. Darley served from September 1998 to November 2000 as Director of Table Games at Harrah's East Chicago. From September 1993 to September 1998, Mr. Darley served as Casino Manager and Director of Slot Operations at Harrah's Tunica. From July 1982 to September 1993, Mr. Darley held various positions in Table Games and Player Development at Harrah's Reno. Previously, Mr. Darley taught at Nogales High School in Southern California from September 1976 to June 1982.

     Robert J. Henrikson (53 years old) currently serves as Director of
     -------------------
Finance/Chief Financial Officer for Trump Indiana. Mr. Henrikson was previously the Financial Accounting Manager from May 1999, when he joined the organization, until August 1999. Prior to joining Trump Indiana, Mr. Henrikson served under two Mayors as the Director of Finance/Controller for the City of Gary, Indiana from January 1995. He had worked for the U.S. Government Agency, The Resolution Trust Company (RTC) from January 1991 through December 1994 having held positions as Field Accounting Officer from January 1991 to April 1993; as Supervisory Accountant from April 1993 to January 1994; and as Manager of Internal Review from January 1994 to December 1995. Before joining the RTC, Mr. Henrikson worked 15 years for the First National Bank of East Chicago having served as Vice President and Cashier, Vice President and Auditor, and Vice President and Controller during his employment.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that the directors and executive officers of THCR, as well as any person who becomes the beneficial owner of more than 10.0% of any class of equity and/or equity-linked securities of THCR (collectively, the "Reporting Persons"), file a statement called a "Form 3" with the Commission within 10 days after becoming a Reporting Person, therein disclosing the nature and amount of all equity and equity-linked securities of THCR beneficially owned, and a statement called a "Form 4" within 10 days after the close of each calendar month thereafter, if there has been a change in ownership during such month, therein indicating such changes. In some instances, Reporting Persons may be required to file a statement called a "Form 5" with the Commission no later than the 45th day after THCR's fiscal year end. The Reporting Persons are required to furnish THCR with copies of all Section 16(a) forms filed by them with the Commission which pertain to THCR. Pursuant to the Exchange Act, THCR may presume that any Section 16(a) form received by it within three calendar days such form was due to be filed with Commission to be timely filed.

         To THCR's knowledge, based solely upon its review of copies of such reports furnished to THCR by or on behalf of the Reporting Persons, all Section 16(a) filing requirements applicable to the Reporting Persons were complied with during the fiscal year ended December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION.

         Summary Compensation Table. The following table sets forth information regarding compensation paid to or accrued by the Chief Executive Officer of THCR, and any person who served in such or similar capacity during the fiscal year ended December 31, 2000, and the four most highly compensated executive officers of THCR whose total annual salary and bonus during the last fiscal year exceeded $100,000 (collectively, the "Named Executive Officers") for each of the last three completed fiscal years. Compensation accrued during one year and paid in another is recorded under the year of accrual. All cash compensation paid to the Named Executive Officers in consideration for services rendered by such persons to THCR and its subsidiaries are paid by THCR Holdings in accordance with the THCR Holdings Partnership Agreement.

                                                                                         Long-Term Compensation
                                                   Annual Compensation                           Awards
                                        -------------------------------------------    ---------------------------
                                                                                        Securities
                                                                                       Underlying        All Other
     Name and Principal Position           Year       Salary ($)      Bonus ($)          Options      Compensation ($)
                                                                                          (#)(1)

Donald J. Trump                            2000        $1,250,000                -          500,000        $2,414,266(2)
-Chairman of the Board, President          1999         1,000,000                -                -         2,648,000(2)
and Chief Executive Officer                1998         1,000,000                -          500,000           222,474(2)

Nicholas L. Ribis                          2000          $732,050                -                -    $888,925(4)(5)(6)
-Former President and Chief Executive      1999         1,996,500         $480,000                -             4,800(4)
Officer(3)                                 1998         1,996,500                -          183,333             4,000(4)

Mark A. Brown                              2000          $807,657         $175,036                -            $4,500(4)
-Chief Operating Officer                   1999           487,762       109,410(7)                -             4,286(4)
                                           1998           436,323           75,000            8,000             4,286(4)

Robert M. Pickus                           2000          $338,790                -                -           $ 4,500(4)
-Executive Vice President, General         1999           324,653          $50,000                -             4,800(4)
Counsel and Secretary                      1998           299,428                -           30,000             4,298(4)

Francis X. McCarthy, Jr.                   2000          $333,120                -                -           $ 4,800(4)
-Executive Vice President of Corp.         1999           320,073                -                -             4,800(4)
Fin. and Chief Financial Officer           1998           303,593                -           10,000             4,621(4)

Joseph A. Fusco                            2000          $335,639                -                -            $4,800(4)
-Executive Vice President of               1999           324,510          $36,470                -             4,800(4)
Government Relations/Regulatory Affairs    1998           296,343                -           20,000             4,800(4)

-----------------

(1) Options granted under THCR's 1995 Stock Plan. One-third of option vests on the date of grant and on each of the first two anniversary dates of the date of grant.

(2) The amount listed in 2000 and 1999 includes $2.306 million and $2.258 million, respectively, recorded pursuant to the Castle Services Agreement (as defined herein) in addition to reimbursement of expenses pursuant to the Executive Agreement, as amended, between Mr. Trump and THCR and THCR Holdings. See "Compensation Committee Interlocks and Insider Participation; Certain Related Party Transactions-Castle Associates."

(3) Mr. Ribis served as the President and Chief Executive Officer of THCR, and as an officer of certain of its subsidiaries, pursuant to a five-year employment agreement, dated June 12, 1995 (the "Ribis Employment Agreement"). On June 12, 2000, the Ribis Employment Agreement expired in accordance with its terms.

(4) Represents vested and unvested contributions made by Plaza Associates, Taj Associates, Castle Associates and/or TCS to Trump Plaza Hotel and Casino Retirement Savings Plan, Trump Taj Mahal Retirement Savings Plan, Trump's Castle Hotel and Casino Retirement Savings Plan and Trump Casino Services Retirement Savings Plan, respectively. Funds accumulated for an employee under these plans consisting of a certain percentage of the employee's compensation plus the employer matching contributions equaling 50.0% of the participant's contributions, are retained until termination of employment, attainment of age 59 1/2 or financial hardship, at which time the employee may withdraw his or her vested funds.

(5) On June 12, 2000, the Ribis Employment Agreement expired in accordance with its terms. Loans which had been advanced to Mr. Ribis to satisfy personal income taxes were settled through the repurchase by THCR on June 12, 2000 of an aggregate of 69,229 shares of THCR Common Stock held by Mr. Ribis ("Ribis Treasury Stock") in consideration for approximately $2.938 per share, the closing sale price of the THCR Common Stock on June 12, 2000, for an aggregate purchase price of $203,360. The difference between the outstanding balance of the loans ($962,475) and the value of the Ribis Treasury Stock

     ($203,360) on the date of the repurchase was $759,115, and which was charged to the general and administrative expenses of THCR for its second quarter ended June 30, 2000. Such amount is deemed to be considered as income received by Mr. Ribis. See " -- Compensation Committee Interlocks and Insider Participation; Certain Related Transactions -- Other Relationships."

(6) Includes an aggregate payment of $125,010 paid to Mr. Ribis pursuant to a consulting agreement, effective as of July 1, 2000, between THCR and Mr. Ribis.

(7) In January 1999, Mr. Brown received a net bonus of $75,000 which resulted in a before tax bonus of $109,410.

     1995 Stock Incentive Plan. The THCR Board of Directors adopted the 1995 Stock Incentive Plan (the "1995 Stock Plan"), pursuant to which, directors, employees and consultants of THCR and certain of its subsidiaries and affiliates who have been selected as participants are eligible to receive awards of various forms of equity-based incentive compensation, including stock options which are intended to qualify as incentive stock options ("ISOs") under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), as well as stock options not intended to so qualify ("NQSOs"), stock-appreciation rights ("SARs"), stock bonuses, restricted stock awards, performance units and phantom stock, and awards consisting of combinations of such incentives. The 1995 Stock Plan is administered by the Stock Incentive Plan Committee of the Board of Directors of THCR consisting of Messrs. Trump, Askins, Ryan and Thomas (the "Stock Incentive Plan Committee"). Subject to the provisions of the 1995 Stock Plan, the Stock Incentive Plan Committee has sole discretionary authority to interpret the 1995 Stock Plan and to determine the type of awards to grant, when, if and to whom awards are granted, the number of shares covered by each award and the terms and conditions of the award.

     In 1996, THCR obtained approval from its stockholders to increase the number of shares of THCR Common Stock authorized for issuance under the 1995 Stock Plan from 1.0 million to 4.0 million. In November 1998, THCR canceled all options previously granted to certain employees and approved a grant of new options. On November 18, 1998, THCR granted certain employees and its independent directors approximately 1,166,800 options to purchase THCR Common Stock at a price of $4.625 per share. One-third of the options vested on the date of the grant and on each of the first two anniversaries of the date of the grant. The options expire 10 years after the date of issuance.

     Option Grants in Fiscal 2000. The following table sets forth certain information with respect to options granted to the Named Executive Officers during the fiscal year ended December 31, 2000:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                      -------------------------------------

                                Individual Grants
                                -----------------


                                  Number of     Percent of Total
                                 Securities       Options/SARs                                          Grant
                                 Underlying        Granted to      Exercise or                           Date
                                Options/SARs      Employees in        Base                              Present
         Name                    Granted(#)        Fiscal Year    Price ($/Sh)     Expiration Date     Value ($)
         ----                    ----------        -----------    ------------     ---------------     ---------
Donald J. Trump
-Chairman of the Board,          500,000(1)          100.0%          $2.625       September 19, 2010    $600,388(2)
President and Chief Executive
Officer

-----------------

(1) NQSO granted to Trump by the THCR Board of Directors on September 20, 2000. One-third of option vests on the date of grant and on each of the first two anniversary dates of the date of grant, provided that with each installment, Mr. Trump's employment with THCR has not been terminated prior to the installment date.

(2) Represents a fair value of approximately $1.20 per option, estimated using the Black-Scholes option-pricing model based upon the weighted average market price at grant date of $2.625 and the following weighted average assumptions: risk-free interest rate of 6.0%, expected life of 7.0 years, volatility of 30.0% and a dividend yield of 0%.

         None of the Named Executive Officers exercised any stock options during the fiscal year ended December 31, 2000. The following table sets forth information concerning the fiscal year-end value of unexercised options provided on an aggregate basis.

                         Fiscal Year End Option Value(1)

                                             Number of Securities
                                            Underlying Unexercised

                                        Options at Fiscal Year End (#)
Name                                      Exercisable/Unexercisable
----                                      -------------------------
Donald J. Trump                                666,667      333,333
Mark A. Brown                                    8,000            0
Robert M. Pickus                                30,000            0
Francis X. McCarthy, Jr.                        10,000            0
Joseph A. Fusco                                 20,000            0
-----------------

(1) Based on a closing sale price of $1.875 per share of THCR Common Stock on December 29, 2000, the last day of trading of the fiscal year ended December 31, 2000, all of the options reflected in the above table were "out-of-the-money" (i.e., the exercise prices of the options exceeded the fair market value of the underlying THCR Common Stock).

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

         Donald J. Trump. Mr. Trump serves as the Chairman of the Board of
         ---------------
Directors of THCR pursuant to the Executive Agreement dated as of June 12, 1995, among Mr. Trump and THCR Holdings (the "Trump Executive Agreement"). In consideration for Mr. Trump's services under the Trump Executive Agreement, Trump received a salary of $1.0 million per year through June 30, 2000, plus reimbursement expenses. Effective July 1, 2000, upon Mr. Trump's appointment as President and Chief Executive Officer of THCR, the fee was increased to $1.5 million per year. Pursuant to the terms of the Trump Executive Agreement, Mr. Trump provides to THCR and its subsidiaries, from time to time, when reasonably requested, marketing, advertising, professional and other similar and related services with respect to the operation and business of THCR. Trump Executive Agreement continues in effect for a three-year rolling term until either Mr. Trump or THCR provides notice to the other of its election not to continue extending the term, in which case the term of the Trump Executive Agreement will end three years from the date such notice is given.

         Nicholas L Ribis. Concurrent with the June 1995 Offering, Mr. Ribis,
         ----------------
THCR and THCR Holdings entered into the Ribis Employment Agreement, pursuant to which Mr. Ribis served as President and Chief Executive Officer of THCR and Chief Executive Officer of THCR Holdings, and as an executive officer of certain of THCR Holdings' subsidiaries. The term of the Ribis Employment Agreement was five years. Pursuant to the Ribis Employment Agreement, Mr. Ribis' annual salary was $1,996,500, payable in equal parts by THCR, Plaza Associates, Taj Associates and Castle Associates. In the event Mr. Ribis' employment was terminated by THCR other than for "Cause," or if Mr. Ribis incurred a "Constructive termination without cause," Mr. Ribis was entitled to receive a severance payment equal to one year's base salary, and any granted phantom stock units and options would fully vest. The Ribis Employment Agreement defined "Cause" as (i) the revocation of Mr. Ribis' casino key employee license, (ii) Mr. Ribis' conviction for certain crimes, (iii) Mr. Ribis' death or disability or (iv) Mr. Ribis' gross negligence or willful misconduct in carrying out his duties. "Constructive termination without cause" was defined in the Ribis Employment Agreement as the termination of Mr. Ribis' employment at his initiative following the occurrence of certain events, including (i) a reduction in compensation, (ii) the failure to elect Mr. Ribis as Chief Executive Officer of THCR, (iii) the failure to elect Mr. Ribis a director of THCR or (iv) a material diminution of Mr. Ribis' duties. The Ribis Employment Agreement also provided for up to an aggregate of $2.0 million of loans to Mr. Ribis to be used by him to pay his income tax liability in connection with stock options, phantom stock units and stock bonus awards, which loans would have been forgiven, including both principal and interest, in the event of a "Change of Control," defined as the occurrence of any of the following events: (i) any person (other than THCR Holdings, Trump or an affiliate of either) becoming a beneficial owner of 50.0% or more of the voting stock of THCR, (ii) the majority of the Board of Directors of THCR consisting of individuals that were not directors on June 12, 1995 (the "June 12 Directors"), provided, however, that any person who became a director subsequent to June 12, 1995, would have been considered a June 12 Director if his election or nomination had been supported by at least three-quarters of the June 12 Directors, (iii) the adoption and implementation by THCR of a plan of liquidation or (iv) if all or substantially all of the assets or business of THCR were disposed of in a sale or business combination in which stockholders of THCR would not beneficially own the same proportion of voting stock of the successor entity. The Ribis Employment Agreement also provided certain demand and piggyback registration rights for THCR Common Stock issued pursuant to the foregoing.

Pursuant to the Ribis Employment Agreement, Mr. Ribis had agreed that upon termination of his employment other than for "Cause" or following a "Change of Control," he would not have engaged in any activity competitive with THCR for a period of up to one year.

         Mr. Ribis also had an employment agreement with Taj Associates and Castle Associates pursuant to which Mr. Ribis acted as Chief Executive Officer of Taj Associates and Castle Associates, respectively. These agreements were terminated in connection with the acquisitions of the Taj Mahal and Trump Marina, and Mr. Ribis was compensated for his services to Taj Associates and Castle Associates under the Ribis Employment Agreement.

         On June 12, 2000, the Ribis Employment Agreement expired in accordance with its terms.

         Mark A. Brown. On January 4, 2000, Mr. Brown's employment agreement
         -------------
with Castle Associates, dated as of March 6, 1998, was amended and assigned to Taj Associates (the "Brown Employment Agreement"). The Brown Employment Agreement was to expire on January 2, 2003, and provided for annual compensation of $600,000, $650,000, and $700,000 during years 2000, 2001, and 2002, respectively. On August 4, 2000, the Brown Employment Agreement was amended, effective as of July 1, 2000 (the "Brown Amended Employment Agreement"), to confirm Mr. Brown's employment as President and Chief Executive Officer of each of Taj Associates, Plaza Associates, Castle Associates and Trump Indiana (collectively, the "Trump Entities"), subject to necessary licensing by the Indiana Gaming Commission. The Brown Amended Employment Agreement expires on July 31, 2003. During the term of the Brown Amended Employment Agreement, Mr. Brown is to receive an annual salary of (i) $1.0 million, effective as of July 1, 2000, (ii) $1.1 million, commencing on January 1, 2001, and (iii) $1.2 million, commencing on January 1, 2002. Upon 180 days notice prior to expiration, the Brown Amended Employment Agreement may be extended by the Trump Entities to July 31, 2005. If so extended, Mr. Brown is to receive an annual salary of (i) $1.3 million, commencing on August 1, 2003, and (ii) $1.4 million, commencing on August 1, 2004. Mr. Brown's employment may be terminated by the Trump Entities for "Cause," defined as (i) the revocation of Mr. Brown's casino key employee license, (ii) Mr. Brown's conviction for certain crimes, (iii) Mr. Brown's disability or death or (iv) Mr. Brown's breach of loyalty to the Trump Entities. Upon termination for "Cause," Mr. Brown is entitled to receive compensation earned as of the date of termination; provided, however, that if Mr. Brown's employment is terminated due to Mr. Brown's death or disability, Mr. Brown or his estate will be entitled to a lump sum severance payment equal to six months' compensation based on his then current salary. Mr. Brown may terminate the Brown Amended Employment Agreement at any time following a "Change of Control," effective on the 30th day after such notice, and Mr. Brown shall be entitled to receive a lump sum payment for the full amount of unpaid compensation for the full term of the Brown Amended Employment Agreement. "Change of Control" is defined as (i) the acquisition of (x) the Trump Entities or (y) more than thirty-five percent (35.0%) of THCR's Common Stock, or equivalent limited partnership interests of THCR Holdings, by an unrelated party or (ii) the sale or long-term lease of all or substantially all of the assets of Trump Entities. Also, in the event Mr. Brown is transferred to a position located outside of Atlantic City, New Jersey, Mr. Brown shall have the right to terminate his employment within seven days of the occurrence of such transfer and be entitled to receive a severance payment equal to three months' compensation based on his then current salary. During the term of the Brown Amended Employment Agreement, Mr. Brown has agreed not to obtain employment for or on behalf of any other casino hotel located in Atlantic City, New Jersey.

         Robert M. Pickus. On April 17, 2000, THCR, THCR Holdings, and Trump AC
         ----------------
(collectively, the "Trump Companies") entered into an employment agreement with Mr. Pickus (the "Pickus Employment Agreement") pursuant to which Mr. Pickus serves as Executive Vice President and General Counsel of the Trump Companies and also served as the TCS before it was merged into Taj Associates effective December 31, 2000. The Pickus Employment Agreement, the term of which expires on April 16, 2003, if not extended, provides for annual compensation of not less than his current salary and a discretionary annual bonus. Mr. Pickus' employment may be terminated by the Trump Companies for "Cause," defined as (i) the revocation of Mr. Pickus' casino key employee license, (ii) Mr. Pickus' conviction for certain crimes, (iii) Mr. Pickus' disability or death or (iv) Mr. Pickus' breach of his duty to the Trump Companies. Upon termination for "Cause," Mr. Pickus will receive compensation earned as of the date of termination. Mr. Pickus may terminate the Pickus Employment Agreement at any time following a "Change of Control," effective on the 30th day after such notice, and Mr. Pickus shall be entitled to receive a lump sum payment for the full amount of unpaid compensation for the full term of the Pickus Employment Agreement. The Pickus Employment Agreement defines "Change of Control" as (i) the acquisition of (x) the Trump Companies or (y) more than thirty-five percent (35.0%) of THCR's Common Stock, or equivalent limited partnership interests of THCR Holdings, by an unrelated party or (ii) the sale or long-term lease of all or substantially all of the assets of the Trump Companies. During the term of the Pickus Employment Agreement, Mr. Pickus has agreed to devote his full time, attention and efforts to the Trump Companies, and not to accept employment, either as an employee, consultant or independent contractor, with any other casino hotel located in Atlantic City, New Jersey. Mr. Pickus has also agreed not to consult with or otherwise engage, either directly or indirectly, in any other activities of a business nature for any other person or entity without the Trump Companies' prior written consent.

         Francis X. McCarthy, Jr. On April 17, 2000, the Trump Companies entered
         -----------------------
into an employment agreement with Mr. McCarthy (the "McCarthy Employment Agreement") pursuant to which Mr. McCarthy serves as Executive Vice President of

Corporate Finance of the Trump Companies. The McCarthy Employment Agreement, the term of which expires on April 16, 2003, if not extended, provides for annual compensation of not less than his current salary and a discretionary annual bonus. Employment may be terminated for "Cause," defined as (i) the revocation of Mr. McCarthy's casino key employee license, (ii) Mr. McCarthy's conviction for certain crimes, (iii) Mr. McCarthy's disability or death or (iv) the breach by Mr. McCarthy of his duty to the Trump Companies. Upon termination for "Cause," Mr. McCarthy will receive compensation earned as of the date of termination. Mr. McCarthy may terminate the McCarthy Employment Agreement at any time following a "Change of Control," effective on the 30th day after such notice and Mr. McCarthy shall be entitled to receive a lump sum payment of the full amount of the unpaid compensation for the full term of the McCarthy Employment Agreement. The McCarthy Employment Agreement defines "Change of Control" as (i) the acquisition of (x) the Trump Companies or (y) more than thirty-five percent (35.0%) of THCR's Common Stock, or equivalent limited partnership interests of THCR Holdings, by an unrelated party or (ii) the sale or long-term lease of all or substantially all of the assets of the Trump Companies. During the term of the McCarthy Employment Agreement, Mr. McCarthy has agreed to devote his full time, attention and efforts to the Trump Companies, and not to accept employment, either as an employee, consultant or independent contractor, with any other casino hotel located in Atlantic City, New Jersey. Mr. McCarthy has also agreed not to consult with or otherwise engage, either directly or indirectly, in any other activities of a business nature for any other person or entity without the Trump Companies' prior written consent.

         Joseph A. Fusco. On April 17, 2000, the Trump Companies entered into an
         ---------------
employment agreement with Mr. Fusco (the "Fusco Employment Agreement") pursuant to which Mr. Fusco serves as Executive Vice President of Government Relations and Regulatory Affairs of the Trump Companies. The Fusco Employment Agreement, the term of which expires on April 16, 2003, if not extended, provides for annual compensation of not less than his current salary and a discretionary annual bonus. Employment may be terminated for "Cause," defined as (i) the revocation of Mr. Fusco's casino key employee license, (ii) Mr. Fusco's conviction for certain crimes, (iii) Mr. Fusco's disability or death or (iv) the breach by Mr. Fusco of his duty to the Trump Companies. Upon termination for "Cause," Mr. Fusco will receive compensation earned as of the date of termination. Mr. Fusco may terminate the Fusco Employment Agreement at any time following a "Change of Control," effective on the 30th day after such notice and Mr. Fusco shall be entitled to receive a lump sum payment of the full amount of the unpaid compensation for the full term of the Fusco Employment Agreement. The Fusco Employment Agreement defines "Change of Control" as (i) the acquisition of
(x) the Trump Companies or (y) more than thirty-five percent (35.0%) of THCR's Common Stock, or equivalent limited partnership interests of THCR Holdings, by an unrelated party or (ii) the sale or long-term lease of all or substantially all of the assets of the Trump Companies. During the term of the Fusco Employment Agreement, Mr. Fusco has agreed to devote his full time, attention and efforts to the Trump Companies, and not to accept employment, either as an employee, consultant or independent contractor, with any other casino hotel located in Atlantic City, New Jersey. Mr. Fusco has also agreed not to consult with or otherwise engage, either directly or indirectly, in any other activities of a business nature for any other person or entity without the Trump Companies' prior written consent.

Compensation of Directors

         Mr. Trump, the Chairman of the Board of Directors, President and Chief Executive Officer of THCR, received no remuneration for serving on the Board of Directors of THCR for the fiscal year ended December 31, 2000. Directors of THCR who are also employees or consultants of THCR and its affiliates receive no directors' fees. Non-employee directors are paid an annual stipend of $50,000, plus $2,000 per meeting attended and reasonable out-of-pocket expenses incurred in attending these meetings, provided that directors currently serving on the Board of Directors of Trump AC Funding or Trump AC Holding receive no additional compensation. All such fees are paid by THCR Holdings in accordance with the THCR Holdings Partnership Agreement.

Committees of the Board of Directors

         THCR has the following committees: (i) Executive Committee, (ii) Audit Committee, (iii) Special Committee, (iv) Stock Incentive Plan Committee and (v) Compensation Committee. The Executive Committee consists of Mr. Trump. Both the Audit Committee and the Special Committee consist of Messrs. Askins, Ryan and Thomas, each of whom is an "independent director" of THCR, as defined by the rules and regulations promulgated by the NYSE. The Stock Incentive Plan Committee consists of Messrs. Trump, Askins, Ryan and Thomas. The Compensation Committee consists of Messrs. Trump, Askins and Thomas. The Special Committee was established pursuant to the THCR By-Laws and the THCR Holdings Partnership Agreement, and is empowered to vote on any matters which require approval of a majority of the independent directors of THCR, including affiliated transactions.

Compensation Committee Interlocks and Insider Participation

         In general, the compensation of executive officers of THCR is determined by the Compensation Committee of the THCR Board of Directors, which currently consists of Messrs. Trump, Askins and Thomas. During the fiscal year ended December 31, 2000, Mr. Ribis also served on the Compensation Committee of the THCR Board of Directors prior to the termination of the Ribis Employment Agreement on June 12, 2000 in accordance with its terms. No officer or employee of THCR, other than Mr. Trump who serves on the THCR Board of Directors, participated in the deliberations of the THCR Board of Directors concerning executive compensation.

         Certain Related Party Transactions--THCR. In July 1995, THCR entered into the THCR Trump Tower Lease Agreement with Trump-Equitable Company pursuant to which THCR leased office space in the Trump Tower located in midtown New York City for general, executive and administrative purposes. For the initial five-year period, commencing July 1, 1995 to June 30, 2000, the fixed rent was $115,500 per year, paid in equal monthly installments. For the remaining five-year period, commencing July 1, 2000 to June 30, 2005, the fixed rent was $129,250 per year, paid in equal monthly installments. In addition, the THCR Trump Tower Lease Agreement required THCR to pay as additional rent, among other things, a portion of the property taxes due each year. THCR had the option to terminate this lease upon 90 days' prior written notice and payment of $32,313. In March 2000, the THCR Trump Tower Lease Agreement was terminated, and THCR moved into the office space in the Trump Tower which had been previously occupied by Taj Associates pursuant to a lease agreement with Trump-Equitable Company (the "Taj Mahal Trump Tower Lease"). See "Properties; THCR" and "-Taj Mahal."

         During the fiscal quarter ended September 30, 1998, THCR Holdings advanced a loan to Trump in the principal amount of $11.0 million (the "September 1998 Loan"). On October 19, 1998, THCR Holdings advanced a loan to Trump in the principal amount of $13.5 million (the "October 1998 Loan"). The October 1998 Loan was offset in its entirety when Trump advanced $13.5 million to THCR Enterprises, LLC, which then purchased Trump's indebtedness to Donaldson Lufkin & Jenrette Securities Corporation. All of such indebtedness by Trump was payable on May 17, 2000 and secured by a pledge of Mr. Trump's (i) shares of THCR Class B Common Stock, (ii) limited partnership interests in THCR Holdings and (iii) 250,000 shares of THCR Common Stock, as well as a pledge by TCI and TCI-II of their shares of THCR Class B Common Stock and their limited partnership interests in THCR Holdings. On April 27, 2000, prior to the maturity date, Mr. Trump repaid the outstanding principal balance of approximately $24.5 million, including interest.

         Beginning in late 1997, the Trump Atlantic City Properties began to utilize certain facilities owned by Trump to entertain high-end customers. Management believes that the ability to utilize these facilities has enhanced THCR revenues. In 1998, 1999 and 2000, THCR incurred approximately $1.1 million, $2.2 million and $0.6 million, respectively, in customer costs associated with such utilization. In exchange for having Trump's airplane available to customers of the Trump Atlantic City Properties, THCR incurred pilot costs of approximately $246,000, $298,000 and $186,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

         Certain Related Party Transactions--Taj Associates. In September 1992, Taj Associates entered into the Taj Mahal Trump Tower Lease with Trump-Equitable Company for the lease of office space in the Trump Tower. The monthly payments under the Taj Mahal Trump Tower Lease had been $1,000, and the premises were leased at such rent for four months in 1992, the full 12 months in each of 1993 and 1994, and eight months in 1995. On September 1, 1995, the Taj Mahal Trump Tower Lease was renewed for an additional term of five years with an option for Taj Associates to terminate the Taj Mahal Trump Tower Lease on September 1st of each year, upon six months' prior written notice and payment of the six months' rent. Under the renewed Taj Mahal Trump Tower Lease, the monthly payments were $2,285. In March 2000, THCR assumed the Taj Mahal Trump Tower Lease and moved to this office space from its previous location in the Trump Tower. See "Properties; THCR" and "-Taj Mahal."

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

         In consideration for the Castle Services to be rendered by TCI-II, Castle Associates will pay an annual fee (which is identical to the fee which was payable under the previously existing management agreement) to TCI-II in the amount of $1.5 million for each year in which EBITDA exceeds the following amounts for the years indicated: (i) 1993--$40.5 million; (ii) 1994--$45.0 million; and (iii) 1995 and thereafter--$50.0 million. If EBITDA in any fiscal year does not exceed the applicable amount, no annual fee is due. In addition, if the annual fee is attained, TCI-II will be entitled to an incentive fee, beginning with the fiscal year ending December 31, 1994, in an amount equal to 10.0% of EBITDA in excess of $45.0 million for such fiscal year. Castle Associates will also be required to advance to TCI-II $125,000 per month which will be applied toward the annual fee, provided, however, that no advances will be made during any year if and for so long as the Managing Partner (defined in the Castle Services Agreement as Trump) determines, in his good faith reasonable judgment, that Castle Associates' budget and year-to-date performance indicate that the minimum EBITDA levels (as specified above) for such year will not be met. If for any year during which annual fee advances have been made it is determined that the annual fee was not earned, TCI-II will be obligated to promptly repay any amounts previously advanced. For purposes of calculating EBITDA under the Castle Services Agreement, any incentive fees paid in respect of 1994 or thereafter shall not be deducted in determining net income. Pursuant to the Castle Services Agreement, Trump earned approximately $2.258 million and $2.306 million based on Castle Associates' EBITDA for the years ended December 31, 1999 and 2000, respectively. During the fiscal year ended December 31, 1998, no fees were payable by Castle Associates under the Castle Services Agreement. The Castle Services Agreement expires on December 31, 2005.

         Trump has granted Castle Associates a license to use the Marks in connection with the operations of Trump Marina since June 17, 1985. See "Business; Trademark/Licensing."

         Other Relationships. The Commission requires registrants to disclose the existence of any other corporation in which both (i) an executive officer of the registrant serves on the board of directors and/or compensation committee and (ii) a director of the registrant serves as an executive officer. Messrs. Pickus and Burke, executive officers of THCR, have served on the boards of directors of other entities in which members of the THCR Board of Directors (namely, Mr. Trump) served and continue to serve as executive officers. Management believes that such relationships have not affected the compensation decisions made by the THCR Board of Directors in the last fiscal year.

         On June 12, 2000, the Ribis Employment Agreement expired in accordance with its terms. Loans which had been advanced to Mr. Ribis to satisfy personal income tax were settled through the repurchase by THCR of an aggregate amount of 69,229 shares of THCR Common Stock held by Mr. Ribis for a purchase price of approximately $2.938 per share, or an aggregate purchase price of $203,360.
See "Executive Compensation."

         An additional loan advanced by THCR to Mr. Ribis of approximately $1.9 million, comprised of a principal amount of $1.5 million and accrued interest of approximately $0.4 million, was extended on June 13, 2000. The loan bears interest at the J.P. Morgan Chase Bank prime rate, which was 9.5% at the fiscal year ended December 31, 2000, and is due no later than July 11, 2001. On July 19, 2000, Mr. Ribis repaid an amount of approximately $0.5 million, and on February 2, 2001, Mr. Ribis repaid an additional amount of approximately $0.7 million. The remaining principal balance of approximately $0.8 million is payable no later than July 11, 2001.

         Mr. Ribis also served on the Board of Directors of Realty Corp. which prior to April 17, 1996, leased certain real property to Taj Associates, of which Trump is an executive officer. Trump, however, does not receive any compensation for serving as an executive officer of Realty Corp.

         Tompkins, McGuire, Wachenfeld & Barry, a law firm of which Mr. Trump's brother-in-law, John Barry, had been a partner, received an aggregate amount of $0.4 million during the fiscal year ended December 31, 2000 in consideration for legal services rendered. Mr. Barry passed away in 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Generally, under the Exchange Act, a person is deemed to "beneficially own" a security which that person has the right to acquire within 60 days (i) through the exercise of any option, warrant or right, (ii) through the conversion of a security or (iii) pursuant to the power to revoke a trust, discretionary account or similar arrangement. The following table sets forth certain information regarding the beneficial ownership of THCR's Common Stock and Class B Common Stock as of March 30, 2001 by (i) each Named Executive Officer of THCR, (ii) each director of THCR, (iii) each person deemed to be the beneficial owner of more than 5.0% of any class of THCR's voting securities and
(iv) all directors and executive officers of THCR as a group, without naming them. In the case of persons other than officers and directors of THCR, such information is based solely upon a review of Schedules 13D or 13G, as amended, which have been filed by such persons with the Commission.

                                                           Common Stock                               Class B Common Stock
                                             ---------------------- -------------    ----------------------- -- -------------------
                                               Number of Shares     Percent of          Number of Shares            Percent of
Name of Beneficial Owner(1)                   Beneficially Owned     Class(2)          Beneficially Owned            Class(3)
-----------------------------------------    ---------------------- -------------    -----------------------    -------------------
Donald J. Trump                                  16,003,840(4)         43.0%                1,000(5)                 100.0%
Mark A. Brown                                        11,000(6)             *                       -                      -
Robert M. Pickus                                     32,000(7)             *                       -                      -
Francis X. McCarthy, Jr.                             13,454(8)             *                       -                      -
Joseph A. Fusco                                      20,000(9)             *                       -                      -
Wallace B. Askins                                    5,500(10)             *                       -                      -
Peter M. Ryan                                       12,500(11)             *                       -                      -
Don M. Thomas                                        5,000(12)             *                       -                      -
Conseco, Inc.                                    2,010,000(13)          9.1%                       -                      -
Dimensional Fund Advisors, Inc.                  1,862,000(14)          8.5%                       -                      -
Bay Harbour Management, L.C.                     1,392,600(15)          6.3%                       -                      -
All executive officers and directors of
THCR as a group, without naming them (9         16,136,287(16)         43.3%                1,000(5)                 100.0%
persons)

-----------------
*        Represents less than 1.0%

(1) Unless otherwise noted, the address of each beneficial owner is c/o Trump Hotels & Casino Resorts, Inc., Trump Tower, 725 Fifth Avenue, New York, NY 10022.

(2) Based on 22,010,027 shares of THCR's Common Stock issued and outstanding as of March 30, 2001.

(3) Based on 1,000 shares of THCR's Class B Common Stock issued and outstanding as of March 30, 2001.

(4)  Includes (i) 818,300 shares of Common Stock held directly by Mr. Trump,
     (ii) 150 shares of Common Stock held by Mr. Trump as custodian for his children, (iii) 500,000 shares of Common Stock issuable upon the exercise of options exercisable within 60 days from the date hereof at an exercise price of $4.625 per share, (iv) 166,667 shares of Common Stock issuable upon the exercise of options exercisable within 60 days from the date hereof at an exercise price of $2.625 per share, (v) 600,000 shares of Common Stock issuable upon the exercise of warrants exercisable within 60 days from the date hereof at an exercise price of $40 per share, (vi) 10,300,456 shares of Common Stock issuable upon the conversion of limited partnership interests of THCR Holdings held directly by Mr. Trump, (vii) 1,407,017 shares of Common Stock issuable upon the conversion of limited partnership interests of THCR Holdings held by TCI, an entity of which Mr. Trump owns 100.0%, (viii) 2,211,250 shares of Common Stock issuable upon the conversion of limited partnership interests of THCR Holdings held by TCI-II, an entity of which Mr. Trump owns 100.0%. Does not include 333,333 shares of Common Stock issuable upon the exercise of options not exercisable within 60 days from the date hereof.

(5)  Includes (i) 850 shares of Class B Common Stock held directly by Mr. Trump,
     (ii) 50 shares of Class B Common Stock held by TCI, an entity of which Mr. Trump owns 100.0%, and (iii) 100 shares held by TCI-II, an entity of which Mr. Trump owns 100.0%.

(6) Includes (i) 3,000 shares of Common Stock and (ii) 8,000 shares of Common Stock issuable upon the exercise of options exercisable within 60 days from the date hereof at an exercise price of $4.625 per share.

(7) Includes (i) 2,000 shares of Common Stock and (ii) 30,000 shares of Common Stock issuable upon the exercise of options exercisable within 60 days from the date hereof at an exercise price of $4.625 per share.

(8)  Includes (i) 3,454 shares of Common Stock in Mr. McCarthy's 401K Plan and
     (ii) 10,000 shares of Common Stock issuable upon the exercise of options exercisable within 60 days from the date hereof at an exercise price of $4.625 per share.

(9) Includes 20,000 shares of Common Stock issuable upon the exercise of options exercisable within 60 days from the date hereof at an exercise price of $4.625 per share.

(10) Includes (i) 3,000 shares of Common Stock and (ii) 2,500 shares of Common Stock issuable upon the exercise of options exercisable within 60 days from the date hereof at an exercise price of $4.625 per share

(11) Includes (i) 10,000 shares of Common Stock and (ii) 2,500 shares of Common Stock issuable upon the exercise of options exercisable within 60 days from the date hereof at an exercise price of $4.625 per share.

(12) Includes (i) 2,500 shares of Common Stock and (ii) 2,500 shares of Common Stock issuable upon the exercise of options exercisable within 60 days from the date hereof at an exercise price of $4.625 per share.

(13) 11825 North Pennsylvania Street, Carmel, Indiana 46032. These shares are beneficially owned by Bankers Life and Casualty Company, an insurance company, of which Conseco, Inc. is the parent holding company.

(14) 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401. Dimensional Fund Advisors Inc., a registered investment advisor ("Dimensional"), is deemed to beneficial own shares of THCR Common Stock held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

(15) 777 South Harbour Island Boulevard, Suite 270, Tampa, Florida 33602. Bay Harbour Management, L.C. is an investment advisor formed under the laws of Florida ("Bay Harbour"), and claims beneficial ownership of these shares which it holds for the account of investment funds and managed accounts. Tower Investment Group, Inc. ("Tower") is the majority stockholder of Bay Harbour. Mr. Steven A. Dyke is a stockholder and President of Tower. Mr. Douglas A. Teitelbaum is a stockholder of Tower.

(16) Includes (i) 845,397 shares of Common Stock, 5,747 of which are held in certain Reporting Persons' 401K Plans, (ii) 772,167 shares of Common Stock issuable upon the exercise of options exercisable within 60 days from the date hereof, (iii) 600,000 shares of Common Stock issuable upon the exercise of warrants exercisable within 60 days from the date hereof and
     (iv) 13,918,723 shares of Common Stock issuable upon the conversion of limited partnership interests of THCR Holdings convertible within 60 days from the date hereof.

     THCR Holdings. THCR Holdings is a limited partnership of which THCR is a 59.87743% general partner, Trump is a 27.06457% limited partner, THCR/LP is a 3.55096% limited partner, TCI is a 3.69695% limited partner and TCI -II is a 5.81009% limited partner. Trump owns 100.0% of each of TCI and TCI-II.

     THCR Funding. THCR Holdings beneficially owns 100.0% of the issued and outstanding common stock of THCR Funding.

Changes in Control

     As a part of the June 1995 Offering, THCR Holdings and THCR Funding issued the Senior Notes. Pursuant to the Senior Note Indenture, THCR Holdings pledged for the benefit of the holders of the Senior Notes, among other things, 100.0% of the common stock of THCR Funding. A foreclosure on all of such collateral would result in a change of control of THCR Funding.

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

     Trump and certain affiliates have engaged in certain related party transactions with respect to THCR and its subsidiaries. See "Executive Compensation; Compensation Committee Interlocks and Insider Participation; Certain Related Party Transactions-THCR," "-Plaza Associates," "-Taj Associates," "-Castle Associates" and "-Other Relationships."

     Indemnification Agreements. In addition to the indemnification provisions in THCR's and its subsidiaries' employment agreements with its officers (see "Executive Compensation-Employment Agreements"), certain former and current directors of Plaza Funding have entered into separate indemnification agreements in May 1992 and June 1993 with Plaza Associates pursuant to which such persons are afforded the full benefits of the indemnification provisions of the partnership agreement governing Plaza Associates. Plaza Associates also entered into an indemnification trust agreement in November 1992 with Midlantic (the "Indemnification Trustee") pursuant to which the sum of $100,000 was deposited by Plaza Associates with the Indemnification Trustee for the benefit of the directors of Plaza Funding and certain former directors of Trump Plaza GP to provide a source for indemnification for such persons if Plaza Associates, Plaza Funding or Trump Plaza GP, as the case may be, fails to immediately honor a demand for indemnification by such persons. The indemnification agreements with the directors of Plaza Funding and directors of Trump Plaza GP were amended in June 1993 to provide, among other things, that Plaza Associates would (i) not terminate, amend or modify certain agreements in a manner which may adversely affect the rights or interests of such directors unless an additional sum of $600,000 was first deposited with the Indemnification Trustee, and (ii) maintain directors' and officers' insurance covering such persons during the ten-year term (subject to extension) of the indemnification agreements; provided, however, that if such insurance would not be available on a commercially practicable basis, Plaza Associates could, in lieu of obtaining such insurance, annually deposit an amount in a trust fund equal to $500,000 for the benefit of such directors; provided further, that deposits relating to the failure to obtain such insurance shall not exceed $2.5 million. Such directors are covered by directors' and officers' insurance maintained by Plaza Associates. In June 1993, an additional sum of $600,000 was deposited with the Indemnification
Trustee for the benefit of the directors of Plaza Funding and certain former directors of Trump Plaza GP.

     In connection with the Taj Acquisition, Trump AC has agreed to provide to the former officers and directors of THCR Holding Corp. and THCR/LP (the "Taj Indemnified Parties"), including Messrs. Pickus and Burke, indemnification as provided in the THCR's Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws until April 17, 2002. In addition, THCR has agreed, and agreed to cause THCR Holding Corp. and THCR/LP to agree, that until April 17, 2002, unless otherwise required by law, the Certificate of Incorporation and By-Laws of THCR Holding Corp. and THCR/LP shall not be amended, repealed or modified to reduce or limit the rights of indemnity afforded to the former directors, officers and employees of THCR Holding Corp. and THCR/LP or the ability of THCR Holding Corp. or THCR/LP to indemnify such persons, nor to hinder, delay or make more difficult the exercise of such rights of indemnity or the ability to indemnify. In addition, Trump AC has also agreed to purchase and maintain in effect, until April 17, 2002, directors' and officers' liability insurance policies covering the Taj Indemnified Parties on terms no less favorable than the terms of the then current insurance policies' coverage or, if such directors' and officers' liability insurance is unavailable for an amount no greater than 150.0% of the premium paid by THCR Holding Corp. (on an annualized basis) for directors' and officers' liability insurance during the period from January 1, 1996, to April 17, 1996, Trump AC has agreed to obtain as much insurance as can be obtained for a premium not in excess (on an annualized basis) of such amount.

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

(b) Reports on Form 8-K. The Registrants did not file any reports on Form 8-K during the quarter ended December 31, 2000.

(c)  Exhibits.

Exhibit No        Description of Exhibit
2.1(12)       Agreement, dated as of June 24, 1996, among Trump Hotels & Casino
              Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P.,
              TC/GP, Inc., Trump's Castle Hotel & Casino, Inc. and Donald J.
              Trump.
3.1(9)        Amended and Restated Certificate of Incorporation of Trump Hotels
              & Casino Resorts, Inc.
3.2(9)        Amended and Restated By-Laws of Trump Hotels & Casino Resorts,
              Inc.
3.1.3(14)     Amendment to the Amended and Restated Certificate of Incorporation
              of Trump Hotels & Casino Resorts, Inc.
4.1(4)        Mortgage Note Indenture, among Trump Plaza Funding, Inc., as issuer, Plaza Associates, as guarantor, and First Bank National
              Association, as trustee.
4.2(4)        Indenture of Mortgage, between Plaza Associates, as mortgagor, and
              Trump Plaza Funding, Inc., as mortgagee.
4.3(4)        Assignment Agreement between Trump Plaza Funding, Inc., and First
              Bank National Association, as trustee.
4.4(4)        Assignment of Operating Assets from Plaza Associates to Trump
              Plaza Funding, Inc.
4.5(4)        Assignment of Leases and Rents from Plaza Associates to Trump
              Plaza Funding, Inc.
4.6(4)        Indenture of Mortgage between Plaza Associates and First Bank
              National Association, as trustee.
4.7(4)        Assignment of Leases and Rents from Plaza Associates to First Bank
              National Association, as trustee.
4.8(4)        Assignment of Operating Assets from Plaza Associates to First Bank
              National Association, as trustee.
4.9(4)        Plaza Associates Note to Trump Plaza Funding, Inc.
4.10(4)       Mortgage Note Certificate (included in Exhibit 4.1).
4.11(4)       Pledge Agreement of Trump Plaza Funding, Inc., in favor and for the benefit of First Bank National Association, as trustee.
4.12-4.16     Intentionally omitted.
4.17.1(9)     Senior Secured Note Indenture between Trump Hotels & Casino
              Resorts Holdings, L.P. and Trump Hotels & Casino Resorts Funding,
              Inc., as issuers, and First Bank National Association, as trustee.
4.17.2(11)    Supplemental Indenture by Trump Hotels & Casino Resorts Holdings,
              L.P. and Trump Hotels & Casino Resorts Funding, Inc. with respect to their 15-1/2% Senior Secured Notes due 2005.
4.17.3(11)    Second Supplemental Indenture by Trump Hotels & Casino Resorts
              Holdings, L.P. and Trump Hotels & Casino Resorts Funding, Inc.
              with respect to their 15-1/2% Senior Secured Notes due 2005.
4.17.4        Third Supplemental Indenture, dated August 1, 2000, by Trump
              Hotels & Casino Resorts Holdings, L.P. and Trump Hotels & Casino
              Resorts Funding, Inc. with respect to their 15-1/2% Senior Secured
              Notes due 2005.
4.18(9)       Senior Secured Note Certificate (included in Exhibit 4.17).
4.19.1(9)     Pledge Agreement, dated June 12, 1995, from Trump Hotels &
              Casino Resorts Holdings, L.P. as pledgor to First Bank
              National Association as collateral agent, on behalf of First
              Bank National Association in its respective capacities as
              trustees.
4.19.2(9)     Pledge Agreement, dated June 12, 1995, from Trump Hotels & Casino
              Resorts Holdings, L.P. as pledgor to First Bank National
              Association as trustee.
4.19.3(9)     Pledge Agreement, dated June 12, 1995, from Trump Plaza
              Holding Associates as pledgor to First Bank National
              Association as collateral agent, on behalf of First Bank
              National Association in its respective capacities as trustees.
4.19.4(9)     Pledge Agreement, dated June 12, 1995, from Trump Plaza Holding,
              Inc. as pledgor to First Bank National Association as collateral agent, on behalf of First Bank National Association in its respective capacities as trustees.
4.19.5(11)    Pledge Agreement, dated April 17, 1996, from Trump Hotels &
              Casino Resorts Holdings, L.P. as pledgor to First Bank National
              Association as Senior Note Trustee.
4.19.6(11)    Pledge Agreement, dated April 17, 1996, from Trump Atlantic
              City Associates as pledgor to First Bank National
              Association as Senior Note Trustee.
4.19.7(11)    Pledge Agreement, dated April 17, 1996, from Trump Atlantic City
              Holding, Inc. as pledgor to First Bank National Association as
              Senior Note Trustee.
4.19.8(11)    Pledge Agreement, dated April 17, 1996, from Trump Atlantic
              City Corporation as pledgor to First Bank National
              Association as Senior Note Trustee.
4.20(14)      Pledge Agreement, dated as of October 7, 1996, by and between
              Trump Hotels & Casino Resorts Holdings, L.P. and First Bank
              National Association, as trustee.
4.21(14)      Pledge Agreement, dated as of October 7, 1996, by and between
              Trump's Castle Hotel & Casino, Inc. and First Bank National

               Association, as trustee.
4.22-4.23      Intentionally omitted.
4.24(9)        Cash Collateral and Disbursement Agreement, dated June 12,
               1995, among First Bank National Association, as
               disbursement agent, First Bank National Association, as
               trustee, and Trump Hotels & Casino Resorts Holdings,
               L.P. and Trump Hotels & Casino Resorts Funding, Inc., as
               issuers.
4.25(8)        Certificate of Common Stock of Trump Hotels & Casino
               Resorts, Inc.
4.26(11)       Indenture, dated April 17, 1996, among Trump Atlantic City
               Associates and Trump Atlantic City Funding, Inc., as
               issuers, Plaza Associates, Trump Taj Mahal Associates and
               The Trump Taj Mahal Corporation, as guarantors, and First
               Bank National Association as trustee.
4.27(11)       First Mortgage Note Certificate (included in Exhibit 4.26.1).
4.28.1(11)     Indenture of Mortgage and Security Agreement among Trump Taj
               Mahal Associates, as mortgagor, and First Bank National
               Association, as collateral agent, as mortgagee.
4.28.2(11)     Indenture of Mortgage and Security Agreement among Plaza
               Associates, as mortgagor, and First Bank National
               Association, as collateral agent, as mortgagee.
4.29.1(11)     Assignment of Leases and Rents among Trump Taj Mahal
               Associates, as assignor, and First Bank National
               Association, as collateral agent, as mortgagee.
4.29.2(11)     Assignment of Leases and Rents among Plaza Associates, as
               assignor, and First Bank National Association, as
               collateral agent, as mortgagee.
4.30(11)       Collateral Agency Agreement among First Bank National
               Association, as collateral agent, First Bank National
               Association, as trustee, Trump Atlantic City Associates,
               Trump Atlantic City Funding, Inc., the other secured parties signatory thereto, and the guarantors under the First
               Mortgage Note Indenture.
4.31(11)       Warrants of Trump Hotels & Casino Resorts, Inc. issued to
               Donald J. Trump.
4.32(17)       Indenture,  dated as of December 10, 1997, by and among
               Trump Atlantic City Associates and Trump Atlantic City
               Funding II,  Inc.,  as issuers,  Trump  Atlantic  City
               Corporation,  Trump  Casino  Services,  L.L.C.,  Trump
               Communications,  L.L.C.,  Plaza  Associates  and Trump Taj
               Mahal  Associates,  as  guarantors,  and U.S.  Bank
               National Association, as trustee.
4.33(16)       Registration Rights Agreement, dated as of December 10,
               1997, by and among Trump Atlantic City Associates and Trump
               Atlantic City Funding II, as issuers, Trump Atlantic City
               Corporation, Trump Casino Services, L.L.C., Trump
               Communications, L.L.C., Plaza Associates and Trump Taj Mahal
               Associates as guarantors, and Donaldson, Lufkin & Jenrette
               Securities Corporation, as initial purchaser.
4.34(18)       Indenture, dated as of December 10, 1997, by and among Trump
               Atlantic City Associates and Trump Atlantic City
               Funding III, Inc., as issuers, Trump Atlantic City
               Corporation, Trump Casino Services, L.L.C., Trump
               Communications, L.L.C., Plaza Associates and Trump Taj Mahal
               Associates, as guarantors, and U.S. Bank National
               Association, as trustee.
4.35(15)       Registration Rights Agreement, dated as of December 10,
               1997, by and among Trump Atlantic City Associates and Trump
               Atlantic City Funding III, as issuers, Trump Atlantic City
               Corporation, Trump Casino Services, L.L.C., Trump
               Communications, L.L.C., Plaza Associates and Trump Taj Mahal
               Associates, as guarantors, and Donaldson, Lufkin & Jenrette
               Securities Corporation, as initial purchaser.
4.36(18)       Indenture of Mortgage and Security Agreement dated as of
               December 10, 1997, by Plaza Associates as mortgagor
               and U.S. Bank National Association (as Collateral Agent) as
               mortgagee.
4.37(18)       Indenture of Mortgage and Security Agreement dated as of
               December 10, 1997, by Trump Taj Mahal Associates as
               mortgagor and U.S. National Association (as Collateral
               Agent) as mortgagee.
4.38(18)       Assignment of Leases and Rents dated as of December 10,
               1997, by Plaza Associates as assignor and U.S. Bank
               National Association (as Collateral Agent) as assignee.
4.39(18)       Assignment of Leases and Rents dated as of December 10,
               1997, by Trump Taj Mahal Associates as assignor and
               U.S. Bank National Association (as Collateral Agent) as
               assignee.
10.1-10.6      Intentionally omitted.
10.7(6)        Employment Agreement between Plaza Associates and Barry
               Cregan.
10.8-10.27     Intentionally omitted.
10.28(1)       Option Agreement, dated as of February 2, 1993, between
               Donald J. Trump and Plaza Associates.
10.29          Intentionally omitted.
10.30(2)       Amended and Restated Services Agreement between Plaza
               Associates and Trump Plaza Management Corp.
10.31-10.32    Intentionally omitted.
10.33(3)       Mortgage from Donald J. Trump, as nominee, to Albert
               Rothenberg and Robert Rothenberg, dated October 3, 1983.
10.34          Intentionally omitted.
10.35.1(3)     Mortgage from Plaza Associates to The Mutual Benefit Life
               Insurance Company, dated October 5, 1990.
10.35.2(3)     Collateral  Assignment of Leases from Plaza  Associates to
               The Mutual  Benefit Life Insurance  Company,  dated
               October 5, 1990.
10.36-10.37    Intentionally omitted.
10.38.1(5)     Employment Agreement between Plaza Associates and Nicholas
               L. Ribis.
10.38.2(9)     Employment  Agreement  between  Trump  Hotels & Casino
               Resorts  Holdings,  L.P.  and  Nicholas L. Ribis (with
               exhibits).
10.39.1(5)     Severance Agreement between Plaza Associates and Robert M.
               Pickus.
10.39.2(15)    Employment Contract, dated July 7, 1995, between Trump
               Hotels & Casino Resorts Holdings, L.P. and Robert M.
               Pickus.
10.40(7)       Employment Agreement, dated as of February 7, 1995, between
               Plaza Associates and Kevin S. Smith.

10.41(7)         Employment Agreement between Plaza Associates and James A.
                 Rigot.
10.42(7)         Option and Right of First Offer Agreement  between Plaza
                 Associates and Missouri  Boardwalk Inc.,  dated June
                 24, 1993.
10.43(7)         Lease between Donald J. Trump and Missouri Boardwalk Inc., dated June 24, 1993.
10.44(7)         Sublease between Donald J. Trump and Missouri Boardwalk
                 Inc., dated June 24, 1993.
10.45            Intentionally omitted.
10.46.1(9)       Executive Agreement among Donald J. Trump, Trump Hotels &
                 Casino Resorts, Inc. and Trump Hotels & Casino Resorts
                 Holdings, L.P.
10.46.2(13)      Amendment to Executive Agreement, dated as of May 16, 1996, by and among Donald J. Trump, Trump Hotels & Casino Resorts,
                 Inc. and Trump Hotels & Casino Resorts Holdings, L.P.
10.46.3          Second Amendment to Executive Agreement, dated October 2000, by and among Donald J. Trump, Trump Hotels & Casino Resorts,
                 Inc. and Trump Hotels & Casino Resorts Holdings, L.P.
10.47.1(9)       1995 Stock Incentive Plan of Trump Hotels & Casino Resorts,
                 Inc.
10.47.2(13)      Amendment No. 1 to Trump Hotels & Casino Resorts, Inc. 1995
                 Stock Incentive Plan.
10.50(8)         Acquisition Agreement, dated April 27, 1995, between Trump
                 Oceanview, Inc. and The New Jersey Sports and Exposition
                 Authority.
10.51.1(8)       Amended and Restated Partnership Agreement of Trump Hotels
                 & Casino Resorts Holdings, L.P.
10.51.2(11)      Second Amended and Restated Agreement of Limited Partnership
                 of Trump Hotels & Casino Resorts Holdings,
10.51.3(14)      Third Amended and Restated Agreement of Limited Partnership
                 of Trump Hotels & Casino Resorts Holdings, L.P., dated as of
                 October 7, 1996.
10.52.1(9)       Exchange and Registration Rights Agreement, dated June 12,
                 1995, between Trump Hotels & Casino Resorts, Inc. and Donald
                 J. Trump.
10.52.2(11)      Amended and Restated Exchange and Registration Rights
                 Agreement, dated April 17, 1996, among Trump Hotels &
                 Casino Resorts, Inc., Donald J. Trump and Trump Casinos,
                 Inc.
10.52.3(14)      Second Amended and Restated Exchange and Registration Rights
                 Agreement among Donald J. Trump, Trump Casinos, Inc., Trump
                 Casinos II, Inc. and Trump Hotels & Casino Resorts, Inc.,
                 dated as of October 7, 1996.
10.53.1(9)       Contribution Agreement, dated June 12, 1995, between Trump
                 Hotels & Casino Resorts Holdings, L.P. and Donald J. Trump.
10.53.2(11)      1996 Contribution Agreement among Trump Hotels & Casino
                 Resorts Holdings, L.P., Donald J. Trump, THCR/LP
                 Corporation (formerly known as TM/GP Corporation) and Trump
                 Casinos, Inc. (formerly known as Trump Taj Mahal, Inc.).
10.54.1(9)       Trademark License Agreement, dated June 12, 1995, between
                 Donald J. Trump and Trump Hotels & Casino Resorts, Inc.
10.54.2(11)      Amendment to Trademark License Agreement, dated April 17,
                 1996, between Donald J. Trump and Trump Hotels & Casino
                 Resorts, Inc.
10.55.1(9)       Trademark Security Agreement, dated June 12, 1995, between
                 Trump Hotels & Casino Resorts, Inc. and Donald J. Trump.
10.55.2(11)      Amendment to Trademark Security Agreement, dated April 17,
                 1996, between Donald J. Trump and Trump Hotels & Casino
                 Resorts, Inc.
10.56(8)         Agreement of Sublease between Donald J. Trump and Time
                 Warner Entertainment Company, L.P., as amended.
10.57-10.58      Intentionally omitted.
10.59(10)        First Amended and Restated Operating Agreement of Buffington
                 Harbor Riverboat, L.L.C. by and between Trump Indiana, Inc.
                 and Barden-Davis Casinos, L.L.C., dated as of October 31,
                 1995.
10.60.1(10)      Loan and Security Agreement, by and between Debis Financial
                 Services, Inc. and Trump Indiana, Inc., dated August 30,
                 1995.
10.60.2(10)      Amendment Agreement to Loan and Security Agreement, by and
                 between Debis Financial Services, Inc. and Trump Indiana,
                 Inc., dated as of October 25, 1995.
10.61(10)        Voting Agreement between Donald J. Trump and Trump Hotels &
                 Casino Resorts, Inc., dated January 8, 1996.
10.63(11)        Third Amended and Restated Partnership Agreement of Plaza
                 Associates.
10.64(11)        Amended and Restated Partnership Agreement of Trump Atlantic
                 City Associates.
10.65.1(13)      Services Agreement, dated as of July 8, 1996, among Plaza
                 Associates, Trump Taj Mahal Associates and Trump Casino
                 Services, L.L.C.
10.65.2(14)      Amended and Restated Services Agreement, dated as of October
                 23, 1996, by and among Plaza Associates, Trump Taj Mahal
                 Associates, Trump's Castle Associates, L.P. and Trump Casino
                 Services, L.L.C.
10.66(13)        Thermal Energy Service Agreement, dated as of June 30, 1996, by and between Atlantic Jersey Thermal Systems, Inc. and
                 Trump Taj Mahal Associates.
10.67.1(14)      Amendment to the Second Amended and Restated Partnership
                 Agreement of Trump's Castle Associates, dated as of October
                 7, 1996.
10.67.2(14)      Third Amended and Restated Partnership Agreement of Trump's
                 Castle Associates, L.P., dated as of October 7, 1996.
10.68(14)        Registration Agreement among Donald J. Trump, Trump Casinos,
                 Inc., Trump Casinos II, Inc., Trump Hotels & Casino Resorts,
                 Inc. and Donaldson Lufkin & Jenrette, Inc., dated as of
                 October 7, 1996.
10.69(14)        Thermal Energy Service Agreement, dated as of September 26,
                 1996, by and between Atlantic Jersey Thermal Systems, Inc.
                 and Plaza Associates.
10.70(19)        Employment Agreement, dated May 3, 1996, between Trump
                 Hotels & Casinos Resorts Holdings, L.P. and Joseph A.
                 Fusco.
10.71(19)        Promissory Note of Nicholas L. Ribis in favor of Trump
                 Hotels & Casino Resorts Holdings, L.P., dated December
                 4, 1996.
10.72            Second Amendment, dated August 4, 2000, of the Employment
                 Agreement, dated March 6, 1998, between Mark A. Brown and
                 Trump's Castle Associates, as assigned to Trump Taj Mahal
                 Associates and amended effective as of January 3, 2000.

10.73         Employment Agreement, dated April 17, 2000, between Robert
              M. Pickus and Trump Hotels & Casino Resorts, Inc.,
              Trump Hotels & Casino Resorts Holdings, L.P. and Trump
              Atlantic City Associates.
10.74         Employment Agreement, dated April 17, 2000, between Francis
              X. McCarthy, Jr. and Trump Hotels & Casino Resorts, Inc.,
              Trump Hotels & Casino Resorts Holdings, L.P. and Trump
              Atlantic City Associates.
10.75         Employment Agreement, dated April 17, 2000, between Joseph
              A. Fusco and Trump Hotels & Casino Resorts, Inc., Trump
              Hotels & Casino Resorts Holdings, L.P. and Trump Atlantic
              City Associates.
10.76         Employment Agreement, dated April 17, 2000, between John P.
              Burke and Trump Hotels & Casino Resorts, Inc., Trump Hotels
              & Casino Resorts Holdings, L.P. and Trump Atlantic City
              Associates.
21.1          List of Subsidiaries of Trump Hotels & Casino Resorts, Inc.,
              Trump Hotels & Casino Resorts Holdings, L.P. and Trump
              Hotels & Casino Resorts Funding, Inc.

---------------------------------

(1) Incorporated herein by reference to the identically numbered Exhibit in the Annual Report on Form 10-K of Trump Plaza Funding, Inc. for the year ended December 31, 1992.

(2) Previously filed in the Registration Statement on Form S-1, Registration No. 33-58608, of Trump Atlantic City Associates (formerly Trump Plaza Holding Associates) and incorporated by reference herein.

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

            IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Annual Report on Form 10-K and those that may be made in the future by or on behalf of the Registrants, the Registrants note that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Annual Report were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Registrants. Accordingly, there can be no assurance that the forward-looking statements contained in this Annual Report will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Annual Report should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Registrants are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Annual Report. The inclusion of the forward-looking statements contained in this Annual Report should not be regarded as a representation by the Registrants or any other person that the forward-looking statements contained in this Annual Report will be achieved. In light of the foregoing, readers of this Annual Report are cautioned not to place undue reliance on the forward-looking statements contained herein.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TRUMP HOTELS & CASINO RESORTS, INC.

                                By: /s/ Donald J. Trump
                                    -------------------
                                    Donald J. Trump
                                    Title: President and Chief Executive Officer
                                    Date: March 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                            Title                                 Date
         ---------                            -----                                 ----
/s/ Donald J. Trump            Chairman of the Board of Directors,             March 30, 2001
---------------------------    President and Chief Executive Officer
Donald J. Trump                (principal executive officer)


/s/ Francis X. McCarthy, Jr.   Executive Vice President, Corporate Finance     March 30, 2001
---------------------------    Accounting and Chief Financial Officer
Francis X. McCarthy, Jr.       (principal financial officer)


/s/ Wallace B. Askins          Director                                        March 30, 2001
---------------------------
Wallace B. Askins


/s/ Don M. Thomas              Director                                        March 30, 2001
---------------------------
Don M. Thomas


/s/ Peter M. Ryan              Director                                        March 30, 2001
---------------------------
Peter M. Ryan

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

                        By: Trump Hotels & Casino Resorts, Inc.,
                            as General Partner

                            By: /s/ Donald J. Trump
                                -------------------
                                Donald J. Trump
                                Title: President and Chief Executive Officer
                                Date: March 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

    Signature                                Title                                   Date
    ---------                                -----                                   ----
/s/ Donald J. Trump             Chairman of the Board of Directors,             March 30, 2001
----------------------------    President and Chief Executive Officer
Donald J. Trump                 (principal executive officer)


/s/ Francis X. McCarthy, Jr.    Executive Vice President, Corporate Finance     March 30, 2001
----------------------------    Accounting and Chief Financial Officer
Francis X. McCarthy, Jr.        (principal financial officer)


/s/ Wallace B. Askins           Director                                        March 30, 2001
----------------------------
Wallace B. Askins


/s/ Don M. Thomas               Director                                        March 30, 2001
----------------------------
Don M. Thomas


/s/ Peter M. Ryan               Director                                        March 30, 2001
----------------------------
Peter M. Ryan

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

                            By: /s/ Donald J. Trump
                                -------------------
                                Donald J. Trump
                                Title: President and Chief Executive Officer
                                Date: March 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                            Title                                 Date
         ---------                            -----                                 ----
/s/ Donald J. Trump            Chairman of the Board of Directors,             March 30, 2001
----------------------------   President and Chief Executive Officer
Donald J. Trump                (principal executive officer)


/s/ Francis X. McCarthy, Jr.   Executive Vice President, Corporate Finance     March 30, 2001
----------------------------   Accounting and Chief Financial Officer
Francis X. McCarthy, Jr.       (principal financial officer)


/s/ Wallace B. Askins          Director                                        March 30, 2001
----------------------------
Wallace B. Askins


/s/ Don M. Thomas              Director                                        March 30, 2001
----------------------------
Don M. Thomas


/s/ Peter M. Ryan              Director                                        March 30, 2001
----------------------------
Peter M. Ryan

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                                                         Page
Trump Hotels & Casino Resorts, Inc.

     Report of Independent Public Accountants ........................................................   F-2

     Consolidated  Balance Sheets as of December 31, 1999 and 2000 ...................................   F-3

     Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000 ......   F-4

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1999
        and 2000 .....................................................................................   F-5

     Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000 ......   F-6

Trump Hotels & Casino Resorts Holdings, L.P.

     Report of Independent Public Accountants ........................................................   F-7

     Consolidated  Balance Sheets as of December 31, 1999 and 2000 ...................................   F-8

     Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000 ......   F-9

     Consolidated Statements of Partners' Capital for the years ended December 31, 1998,
       1999 and 2000 .................................................................................   F-10

     Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000 ......   F-11

     Notes to Consolidated Financial Statements of Trump Hotels & Casino Resorts, Inc. and Trump
       Hotels & Casino Resorts Holdings, L.P. ........................................................   F-12

Financial Statement Schedules

     Reports of Independent Public Accountants .......................................................   S-1

     Schedule II--Trump Hotels & Casino Resorts, Inc. and Trump Hotels & Casino Resorts
       Holdings, L.P. Valuation and Qualifying Accounts for the years ended December 31, 1998,
       1999 and 2000 .................................................................................   S-3

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump Hotels & Casino Resorts, Inc.:

We have audited the accompanying consolidated balance sheets of Trump Hotels & Casino Resorts, Inc. and subsidiary (a Delaware corporation) as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the management of Trump Hotels & Casino Resorts, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trump Hotels & Casino Resorts, Inc. and subsidiary as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                            ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 2, 2001

                       TRUMP HOTELS & CASINO RESORTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 and 2000
                        (in thousands, except share data)

                                                                                                           1999           2000
                                                                                                       -----------    -----------
                                     ASSETS
CURRENT ASSETS:
     Cash & cash equivalents .......................................................................    $  104,026     $   95,429
     Trade receivables, net of allowances for doubtful accounts of $ 11,950 and $15,376,
       respectively (Note 2)........................................................................        40,119         42,498
     Accounts receivable, other (Note 2) ...........................................................         7,662         10,217
     Inventories ...................................................................................        13,060         12,324
     Due from Affiliates (Note 7) ..................................................................        27,590          2,687
     Prepaid expenses and other current assets .....................................................         8,618          9,941
                                                                                                        ----------     ----------
          Total current assets .....................................................................       201,075        173,096
                                                                                                        ----------     ----------
INVESTMENT IN BUFFINGTON HARBOR, L.L.C. (Note 2) ...................................................        38,185         36,585
INVESTMENT IN TRUMP'S CASTLE PIK NOTES (Note 3) ....................................................        76,250         90,101
PROPERTY AND EQUIPMENT (Notes 2 and 3):
     Land and land improvements ....................................................................       264,155        264,886
     Buildings and building improvements ...........................................................     1,688,929      1,699,499
     Riverboat .....................................................................................        33,713         33,581
     Furniture, fixtures and equipment .............................................................       277,747        298,881
     Leasehold improvements ........................................................................         3,374          2,524
     Construction in progress ......................................................................        24,873         17,483
                                                                                                        ----------     ----------
                                                                                                         2,292,791      2,316,854
     Less--accumulated depreciation and amortization ...............................................      (432,195)      (501,786)
                                                                                                        ----------     ----------
          Net property and equipment ...............................................................     1,860,596      1,815,068
                                                                                                        ----------     ----------
DEFERRED BOND AND LOAN ISSUANCE COSTS, net of accumulated amortization of $29,514 and
   $34,227, respectively (Note 2) ..................................................................        30,838         23,273
OTHER ASSETS (Note 2) ..............................................................................        60.298         61,190
                                                                                                        ----------     -----------
          Total assets .............................................................................    $2,267,242     $2,199,313
                                                                                                        ==========     ==========

                                LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt (Note 3) .................................................    $   12,411     $   27,021
     Accounts payable ..............................................................................        43,790         55,351
     Accrued payroll ...............................................................................        30,869         29,630
     Accrued interest payable ......................................................................        30,301         29,967
     Due to affiliates (Note 7) ....................................................................           222            162
     Other accrued expenses ........................................................................        44,560         35,261
     Self insurance reserves (Note 5) ..............................................................        12,181         11,968
     Other current liabilities .....................................................................        14,770         15,429
                                                                                                        ----------     ----------
          Total current liabilities ................................................................       189,104        204,789
NON-CURRENT LIABILITIES:
     Long-term debt, net of current maturities (Note 3) ............................................     1,855,327      1,827,023
     Other long-term liabilities ...................................................................        21,738         25,455
                                                                                                        ----------     ----------
          Total liabilities ........................................................................     2,066,169      2,057,267
                                                                                                        ----------     ----------
MINORITY INTEREST ..................................................................................        48,409         26,897
COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)
STOCKHOLDERS' EQUITY
     Preferred Stock, $1.00 par value, 1,000,000 shares authorized, none issued and
       outstanding in 1999 and 2000, respectively ..................................................           --             --

     Common Stock, $.01 par value, 75,000,000 shares authorized, 24,206,756 issued;
       22,079,256 and 22,010,027 outstanding in 1999 and 2000, respectively ........................           242            242
     Class B Common Stock, $.01 par value, 1,000 shares authorized, issued and outstanding
       in 1999 and 2000, respectively ..............................................................           --             --
     Additional paid-in capital ....................................................................       455,645        455,645
     Accumulated  deficit ..........................................................................      (283,226)      (320,538)
     Less--treasury stock, 2,127,500 and 2,196,729 shares of THCR common stock respectively,
       at cost (Note  5) ...........................................................................       (19,997)       (20,200)
                                                                                                        ----------     ----------
          Total stockholders' equity ...............................................................       152,664        115,149
                                                                                                        ----------     ----------
          Total liabilities & stockholders' equity .................................................    $2,267,242     $2,199,313
                                                                                                        ==========     ==========

         The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                       TRUMP HOTELS & CASINO RESORTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 and 2000
                        (in thousands, except share data)

                                                                                          1998           1999            2000
                                                                                     ------------    ------------    ------------
REVENUES:
     Gaming (Note 2) .............................................................   $  1,288,394    $  1,275,829    $  1,245,014
     Rooms .......................................................................         93,549          93,491          81,411
     Food and beverage ...........................................................        146,842         144,103         136,492
     Other (Note 11) .............................................................         44,886          62,460          40,756
                                                                                     ------------    ------------    ------------
        Gross revenues ...........................................................      1,573,671       1,575,883       1,503,673
     Less--Promotional allowances ................................................       (169,581)       (164,690)       (152,301)
                                                                                     ------------    ------------    ------------
        Net Revenues .............................................................      1,404,090       1,411,193       1,351,372
                                                                                     ------------    ------------    ------------
COSTS AND EXPENSES:
     Gaming ......................................................................        806,907         808,585         770,011
     Rooms .......................................................................         31,587          34,916          31,843
     Food and beverage ...........................................................         51,384          53,340          46,329
     General and administrative ..................................................        275,517         292,288         282,194
     Depreciation and amortization ...............................................         83,722          83,323          77,231
     Trump World's Fair closing (Note 12) ........................................            --          123,959             814
                                                                                     ------------    ------------    ------------
                                                                                        1,249,117       1,396,411       1,208,422
                                                                                     ------------    ------------    ------------
        Income from operations ...................................................        154,973          14,782         142,950
                                                                                     ------------    ------------    ------------
NON-OPERATING INCOME AND (EXPENSE): (Note 4)
     Interest income .............................................................          9,591           7,102           7,327
     Interest expense ............................................................       (223,098)       (222,668)       (220,217)
     Other non-operating expense, net ............................................         (1,093)         (1,501)           (653)
                                                                                     ------------    ------------    ------------
                                                                                         (214,600)       (217,067)       (213,543)
                                                                                     ------------    ------------    ------------
Loss before equity in loss from Buffington  Harbor,  L.L.C.,  minority  interest,
cumulative effect of change in accounting principle, and extraordinary item ......        (59,627)       (202,285)        (70,593)
Equity in loss from Buffington Harbor, L.L.C .....................................         (2,969)         (3,008)         (3,134)
Minority interest ................................................................         22,878          75,076          26,962
Cumulative effect of change in accounting principle, net of minority interest
     (Note 2) ....................................................................            --           (3,565)            --
Extraordinary gain, net of minority interest (Note 3) ............................            --              --            9,453
                                                                                     ------------    ------------    ------------
Net Loss .........................................................................   $    (39,718)   $   (133,782)   $    (37,312)
                                                                                     ============    ============    ============
SHARE DATA:
Basic and diluted loss per share before cumulative effect of change in
   accounting principle and extraordinary item ...................................   $      (1.79)   $      (5.87)   $      (2.12)
Cumulative effect of change in accounting principle ..............................            --             (.16)            --
Extraordinary item ...............................................................            --              --              .43
                                                                                     ------------    ------------    ------------
Basic and diluted loss per share .................................................   $      (1.79)   $      (6.03)   $      (1.69)
                                                                                     ============    ============    ============
Average number of shares outstanding .............................................     22,203,612      22,178,878      22,041,048
                                                                                     ============    ============    ============

         The accompanying notes to financial statements are an integral part of these consolidated financial statements.

                       TRUMP HOTELS & CASINO RESORTS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 and 2000
                        (in thousands, except share data)

                                                       Number of Shares
                                                       ----------------
                                                                                Additional
                                                             Class B              Paid In   Accumulated  Treasury
                                                  Common     Common    Amount     Capital     Deficit      Stock       Total
                                                ----------   -------   -------  ----------  -----------  --------    ---------
Balance, December 31, 1997 ..................   24,206,756     1,000   $   242   $455,645   $(109,726)   $(17,276)   $328,885
Purchase  of  treasury  stock, 305,000 shares
to THCR Common Stock, at cost ...............         --        --        --         --          --        (2,259)     (2,259)
Net Loss ....................................         --        --        --         --       (39,718)       --       (39,718)
                                                ----------   -------   -------   --------   ---------    --------    --------
Balance, December 31, 1998 ..................   24,206,756     1,000       242    455,645    (149,444)    (19,535)    286,908
Purchase  of  treasury  stock, 116,000 shares
of THCR Common Stock, at cost ...............         --        --        --         --          --          (462)       (462)
Net Loss ....................................         --        --        --         --      (133,782)       --      (133,782)
                                                ----------   -------   -------   --------   ---------    --------    --------
Balance, December 31, 1999 ..................   24,206,756     1,000       242    455,645    (283,226)    (19,997)    152,664
Receipt of treasury stock, 69,229 shares of
THCR Common Stock in satisfaction of
debt (Note 5) ...............................         --        --        --         --          --          (203)       (203)
Net Loss ....................................         --        --        --         --       (37,312)       --       (37,312)
                                                ----------   -------   -------   --------   ---------    --------    --------
Balance, December 31, 2000 ..................   24,206,756     1,000   $   242   $455,645   $(320,538)   $(20,200)   $115,149
                                                ==========   =======   =======   ========   =========    ========    ========

         The accompanying notes to financial statements are an integral part of these consolidated financial statements.

                       TRUMP HOTELS & CASINO RESORTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (in thousands)

                                                                                               1998          1999          2000
                                                                                               ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ............................................................................   $ (39,718)     $(133,782)     $ (37,312)
  Adjustments to reconcile net loss to net cash flows provided by operating activities:
     Non Cash Charges:
       Issuance of debt in satisfaction of accrued interest ...........................      11,614         13,281         15,188
       Extraordinary gain, net of minority interest ...................................           -              -         (9,453)
       Cumulative effect of accounting change .........................................           -          3,565              -
       Depreciation and amortization ..................................................      83,722         83,323         77,231
       Minority interest in net loss ..................................................     (22,878)       (75,076)       (26,962)
       Accretion of discount on mortgage notes and amortization of loan costs .........      12,331         12,203         12,028
       Provisions for losses on receivables ...........................................      15,535         25,434          6,857
       Equity in loss of Buffington Harbor L.L.C. .....................................       2,969          3,008          3,134
       Interest income Castle-PIK notes ...............................................     (10,591)       (12,113)       (13,851)
       Valuation allowance of CRDA investments and amortization of Indiana gaming
         costs ........................................................................       7,155          9,414         14,275
       (Gain) loss on disposition of fixed assets .....................................           -           (460)         1,509
       Gain on property received upon lease termination ...............................           -        (17,200)             -
       Write-off net book value of Trump World's Fair .................................           -         97,221              -
       Increase in receivables ........................................................     (17,550)        (2,231)       (11,791)
       Decrease (increase) in inventories .............................................         207           (257)           736
       (Increase) decrease in due from affiliates .....................................     (11,953)          (269)        24,640
       (Increase) decrease in other current assets ....................................      (4,101)         4,719         (1,166)
       (Increase) decrease in other assets ............................................      (5,106)         5,203         (2,136)
       Increase in accounts payable, accrued expenses, and other
         current liabilities ..........................................................       8,246         27,830          1,291
       Increase (decrease) in accrued interest payable ................................       1,341            (78)          (334)
       (Decrease) increase  in other long-term liabilities ............................      (2,735)            (6)            17
                                                                                          ---------      ---------      ---------
          Net cash flows provided by operating activities .............................      28,488         43,729         53,901
                                                                                          ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net .............................................     (38,294)       (31,671)       (20,742)
  Restricted cash .....................................................................      10,477          2,523              -
  Purchase of CRDA investments, net ...................................................     (10,845)       (14,328)       (14,208)
  Investment in Buffington Harbor L.L.C. ..............................................        (199)          (428)        (1,534)
  Proceeds from disposition of property ...............................................           -          4,502              -
                                                                                          ---------      ---------      ---------
          Net cash flows used in investing activities .................................     (38,861)       (39,402)       (36,484)
                                                                                          ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock ..........................................................      (2,259)          (462)             -
  Debt issuance costs .................................................................      (2,021)             -           (301)
  Debt payments - other ...............................................................     (77,918)       (14,596)       (33,691)
  Proceeds from borrowings ............................................................      67,000              -          7,978
                                                                                          ---------      ---------      ---------
          Net cash flows used in financing activities .................................     (15,198)       (15,058)       (26,014)
                                                                                          ---------      ---------      ---------
Net decrease in cash and cash equivalents .............................................     (25,571)       (10,731)        (8,597)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......................................     140,328        114,757        104,026
                                                                                          ---------      ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............................................   $ 114,757      $ 104,026      $  95,429
                                                                                          =========      =========      =========
 Supplemental Disclosure of Cash Flow Information:
 Cash paid during the year for interest ...............................................   $ 208,793      $ 209,699      $ 209,166
 Cash paid during the year for state and Federal taxes ................................          25              -              -
 Equipment purchased under capital leases .............................................       7,223         14,275          8,315
 Receipt of THCR Common Stock in satisfaction of debt .................................           -              -            203

         The accompanying notes to financial statements are an integral part of these consolidated financial statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

            To Trump Hotels & Casino Resorts Holdings, L.P.:


               We have audited the accompanying consolidated balance sheets of
            Trump Hotels & Casino Resorts Holdings, L.P. and subsidiaries (a Delaware limited partnership) as of December 31, 1999 and 2000, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the management of Trump Hotels & Casino Resorts Holdings, L.P. Our responsibility is to express an opinion on these financial statements based on our audits.

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

               In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trump Hotels & Casino Resorts Holdings, L.P. as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                             ARTHUR ANDERSEN LLP


            Roseland, New Jersey
            February 2, 2001

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 and 2000
                                 (in thousands)


                                                                                             1999          2000
                                                                                             ----          ----
CURRENT ASSETS:
   Cash & cash equivalents ..........................................................   $   104,022    $    95,425
   Trade receivables, net of allowances for doubtful accounts of $11,950 and $15,376,
        respectively (Note 2) .......................................................        40,119         42,498
   Accounts receivable, other (Note 2) ..............................................         7,662         10,217
   Inventories ......................................................................        13,060         12,324
    Due from affiliates  (Note 7) ...................................................        27,590          2,687
   Prepaid expenses and other current assets ........................................         8,618          9,941
                                                                                        -----------    -----------
       Total current assets .........................................................       201,071        173,092
                                                                                        -----------    -----------
INVESTMENT IN BUFFINGTON HARBOR L.L.C. (Note 2) .....................................        38,185         36,585
INVESTMENT IN TRUMP'S CASTLE PIK NOTES (Note 3) .....................................        76,250         90,101
PROPERTY AND EQUIPMENT (Notes 2 and 3):
   Land and land improvements .......................................................       264,155        264,886
   Buildings and building improvements ..............................................     1,688,929      1,699,499
   Riverboat ........................................................................        33,713         33,581
   Furniture, fixtures and equipment ................................................       277,747        298,881
   Leasehold improvements ...........................................................         3,374          2,524
   Construction in progress .........................................................        24,873         17,483
                                                                                        -----------    -----------
                                                                                          2,292,791      2,316,854
   Less--accumulated depreciation and amortization ..................................      (432,195)      (501,786)
                                                                                        -----------    -----------
        Net property and equipment ..................................................     1,860,596      1,815,068
                                                                                        -----------    -----------
DEFERRED BOND AND LOAN ISSUANCE COSTS, net of accumulated amortization of $29,514 and
   $34,227, respectively  (Note 2)...................................................        30,838         23,273
OTHER ASSETS (Note 2) ...............................................................        60,298         61,190
                                                                                        -----------    -----------
        Total assets ................................................................   $ 2,267,238    $ 2,199,309
                                                                                        ===========    ===========

                                 LIABILITIES & PARTNERS' CAPITAL
CURRENT LIABILITIES:
   Current maturities of long-term debt (Note 3) ....................................   $    12,411    $    27,021
   Accounts payable .................................................................        43,790         55,351
   Accrued payroll ..................................................................        30,869         29,630
   Accrued interest payable .........................................................        30,301         29,967
   Due to affiliates (Note 7) .......................................................           222            162
   Other accrued expenses ...........................................................        44,560         35,261
   Self insurance reserves (Note 5) .................................................        12,181         11,968
   Other current liabilities ........................................................        14,770         15,429
                                                                                        -----------    -----------
       Total current liabilities ....................................................       189,104        204,789
NON-CURRENT LIABILITIES:
   Long-term debt, net of current maturities (Note 3) ...............................     1,855,327      1,827,023
   Other long-term liabilities ......................................................        21,738         25,455
                                                                                        -----------    -----------
        Total liabilities ...........................................................     2,066,169      2,057,267
                                                                                        -----------    -----------
COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)
PARTNERS' CAPITAL
     Partners' capital ..............................................................       652,503        652,503
     Accumulated deficit ............................................................      (431,437)      (490,261)
     Less--stock of THCR ............................................................       (19,997)       (20,200)
                                                                                        -----------    -----------
          Total partners' capital ...................................................       201,069        142,042
                                                                                        -----------    -----------
          Total liabilities & partners' capital .....................................   $ 2,267,238    $ 2,199,309
                                                                                        ===========    ===========

         The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 and 2000
                                 (in thousands)


                                                          1998          1999            2000
                                                          ----          -----           ----
REVENUES:
     Gaming (Note 2) ..............................   $ 1,288,394    $ 1,275,829    $ 1,245,014
     Rooms ........................................        93,549         93,491         81,411
     Food and beverage ............................       146,842        144,103        136,492
     Other (Note 11) ..............................        44,886         62,460         40,756
                                                      -----------    -----------    -----------
          Gross revenues ..........................     1,573,671      1,575,883      1,503,673
     Less--Promotional allowances .................      (169,581)      (164,690)      (152,301)
                                                      -----------    -----------    -----------
          Net revenues ............................     1,404,090      1,411,193      1,351,372
                                                      -----------    -----------    -----------
COSTS AND EXPENSES:
     Gaming .......................................       806,907        808,585        770,011
     Rooms ........................................        31,587         34,916         31,843
     Food and beverage ............................        51,384         53,340         46,329
     General and administrative ...................       275,517        292,288        282,194
     Depreciation and amortization ................        83,722         83,323         77,231
       Trump World's Fair closing (Note 12) .......          --          123,959            814
                                                      -----------    -----------    -----------
                                                        1,249,117      1,396,411      1,208,422
                                                      -----------    -----------    -----------
          Income from operations ..................       154,973         14,782        142,950
                                                      -----------    -----------    -----------
NON-OPERATING INCOME (EXPENSE) (NOTE: 4)
     Interest income ..............................         9,591          7,102          7,327
     Interest expense .............................      (223,098)      (222,668)      (220,217)
     Other non-operating  expense, net ............        (1,093)        (1,501)          (653)
                                                      -----------    -----------    -----------
                                                         (214,600)      (217,067)      (213,543)
                                                      -----------    -----------    -----------
Loss before equity in loss from Buffington Harbor,
L.L.C., cumulative effect of change in accounting
principle and extraordinary item ..................       (59,627)      (202,285)       (70,593)
Equity in loss from Buffington Harbor, L.L.C. .....        (2,969)        (3,008)        (3,134)
Cumulative effect of change in accounting principle
    (Note 2) ......................................          --           (5,620)          --
Extraordinary item (Note 3) .......................          --             --           14,903
                                                      -----------    -----------    -----------
Net Loss ..........................................   $   (62,596)   $  (210,913)   $   (58,824)
                                                      ===========    ===========    ===========


         The accompanying notes to financial statements are an integral part of these consolidated financial statements.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 and 2000



                                                                                                         THCR
                                                                        Partners'      Accumulated      Common
                                                                        Capital          Deficit         Stock          Total
                                                                       ---------      ------------     --------       --------

Balance, December 31, 1997.........................................     $652,503       $(157,928)      $(17,276)       $477,299

Purchase of 305,000 shares of THCR Common Stock , at cost..........            -                -        (2,259)         (2,259)

Net Loss............................................................           -         (62,596)             -         (62,596)
                                                                        ---------      -----------      --------        --------

Balance, December 31, 1998..........................................     652,503        (220,524)       (19,535)        412,444

Purchase of 116,000 shares of THCR Common Stock, at cost............           -                -          (462)           (462)

Net Loss............................................................           -        (210,913)            -         (210,913)
                                                                        ---------      -----------      --------        --------

Balance, December 31, 1999..........................................     652,503        (431,437)       (19,997)        201,069

Receipt   of  69,229   shares  of  THCR   Common   Stock  in
satisfaction of debt (Note 5).......................................           -                -          (203)           (203)

Net Loss............................................................           -         (58,824)             -         (58,824)
                                                                       ---------      -----------      --------        --------

Balance, December 31, 2000..........................................    $652,503       $(490,261)      $(20,200)       $142,042
                                                                        ========       =========       ========        ========



         The accompanying notes to financial statements are an integral part of these consolidated financial statements.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (in thousands)


                                                                                            1998            1999            2000
                                                                                            ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ..........................................................................   $ (62,596)      $(210,913)      $ (58,824)
   Adjustments to reconcile net loss to net cash flows provided by operating activities:
     Non Cash Charges:
        Issuance of debt in satisfaction of accrued interest .........................      11,614          13,281          15,188
        Extraordinary gain ...........................................................        --              --           (14,903)
        Cumulative effect of accounting change .......................................        --             5,620            --
        Depreciation and amortization ................................................      83,722          83,323          77,231
        Accretion of discount on mortgage notes and amortization of loan costs .......      12,331          12,203          12,028
        Provisions for losses on receivables .........................................      15,535          25,434           6,857
        Equity in loss of Buffington Harbor L.L.C ....................................       2,969           3,008           3,134
        Interest income Castle-PIK notes .............................................     (10,591)        (12,113)        (13,851)
        Valuation  allowance of CRDA  investments  and  amortization
           of Indiana gaming costs ...................................................       7,155           9,414          14,275
        (Gain) loss on disposition of fixed assets ...................................        --              (460)          1,509
        Gain on property received upon lease termination .............................        --           (17,200)           --
        Write-off net book value of Trump World's Fair ...............................        --            97,221            --
        Increase in receivables ......................................................     (17,550)         (2,231)        (11,791)
        Decrease (increase) in inventories ...........................................         207            (257)            736
        (Increase) decrease in due from affiliates ...................................     (11,953)           (269)         24,640
        (Increase) decrease in other current assets ..................................      (4,101)          4,719          (1,166)
        (Increase) decrease in other assets ..........................................      (5,106)          5,203          (2,136)
        Increase in accounts payable, accrued expenses, and other
          current liabilities ........................................................       8,246          27,830           1,291
        Increase (decrease) in accrued interest payable ..............................       1,341             (78)           (334)
        (Decrease) increase in other long-term liabilities ...........................      (2,735)             (6)             17
                                                                                         ---------       ---------       ---------
           Net cash flows provided by operating activities ............................     28,488          43,729          53,901
                                                                                         ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment, net ...........................................     (38,294)        (31,671)        (20,742)
   Restricted cash ...................................................................      10,477           2,523            --
   Purchase of CRDA investments, net .................................................     (10,845)        (14,328)        (14,208)
   Investment in Buffington Harbor LLC ...............................................        (199)           (428)         (1,534)
   Proceeds from disposition of property .............................................        --             4,502            --
                                                                                         ---------       ---------       ---------
          Net cash flows used in investing activities ................................     (38,861)        (39,402)        (36,484)
                                                                                         ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of THCR Common Stock .....................................................      (2,259)           (462)           --

   Debt issuance costs ...............................................................      (2,021)           --              (301)
   Debt payments--other ..............................................................     (77,918)        (14,596)        (33,691)
   Proceeds from borrowings ..........................................................      67,000            --             7,978
                                                                                         ---------       ---------       ---------
          Net cash flows used in financing activities ................................     (15,198)        (15,058)        (26,014)
                                                                                         ---------       ---------       ---------
Net decrease in cash and cash equivalents ............................................     (25,571)        (10,731)         (8,597)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....................................     140,324         114,753         104,022
                                                                                         ---------       ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................................   $ 114,753       $ 104,022       $  95,425
                                                                                         =========       =========       =========
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest ...............................................   $ 208,793       $ 209,699       $ 209,516
Cash paid during the year for state and Federal taxes ................................          25            --              --
Equipment purchased under capital leases .............................................       7,223          14,275           8,315
Receipt of THCR Common Stock in satisfaction of debt .................................        --              --               203

  The accompanying notes to financial statements are an integral part of these consolidated financial statements.

                       TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

(1) Organization and Operations

     The accompanying consolidated financial statements include those of Trump Hotels & Casino Resorts, Inc. ("THCR"), a Delaware corporation, and Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings"), and Subsidiaries. THCR Holdings is an entity which is currently owned approximately 63.4% by THCR as both a general and limited partner, and approximately 36.6% by Donald J. Trump ("Trump"), as a limited partner. Trump's limited partnership interest in THCR Holdings represents his economic interests in the assets and operations of THCR Holdings. Such limited partnership interest is convertible at Trump's option into 13,918,723 shares of THCR's common stock, par value $.01 per share (the "THCR Common Stock") (subject to certain adjustments), and if converted, would give Mr. Trump ownership of 40.9% of the THCR Common Stock (including his current share ownership) or 42.1% (assuming currently exercisable warrants and options held by Mr. Trump were exercised). Accordingly, the accompanying consolidated financial statements include those of
(i) THCR and its 63.4% owned subsidiary, THCR Holdings, and (ii) THCR Holdings and its wholly owned subsidiaries:

     o    Trump Atlantic City Associates ("Trump AC") and its subsidiaries:
          Trump Plaza Associates ("Plaza Associates"), Trump Taj Mahal Associates ("Taj Associates"), Trump Atlantic City Funding, Inc. ("Trump AC Funding"), Trump Atlantic City Funding II, Inc. ("Trump AC Funding II"), Trump Atlantic City Funding III, Inc. ("Trump AC III"), Trump Atlantic City Corporation ("TACC"), Trump Casino Services, L.L.C. ("Trump Services"),which discontinued operations on December 31,2000, and Trump Communications, L.L.C. Plaza Associates owns and operates the Trump Plaza Hotel and Casino ("Trump Plaza") located in Atlantic City, New Jersey. Taj Associates owns and operates the Trump Taj Mahal Casino Resort (the "Taj Mahal"), located in Atlantic City, New Jersey. Taj Associates was acquired on April 17, 1996.

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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                       TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                DECEMBER 31, 2000





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

     Promotional Allowances

     The retail value of accommodations, food, beverage and other services provided to customers without charge is included in gross revenue and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in gaming costs and expenses as follows:


                              Year Ended           Year Ended         Year Ended
                       December 31, 1998    December 31, 1999   December 31,2000
                       -----------------    -----------------   ----------------


Rooms                        $30,788,000         $29,816,000         $29,094,000
Food and beverage             80,848,000          78,211,000          80,984,000
Other                         18,601,000          18,931,000          12,263,000
                            ------------        ------------        ------------
                            $130,237,000        $126,958,000        $122,341,000
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

         Property and Equipment

         Property and equipment is carried at cost and is depreciated on the straight-line method using rates based on the following estimated useful lives:


         Buildings and building improvements                            40 years
         Riverboat                                                      30 years
         Furniture, fixtures and equipment                            3-10 years
         Leasehold improvements                                       4-40 years

   Interest associated with borrowings used to finance construction projects has been capitalized and is being amortized over the estimated useful lives of the assets. Interest of approximately $864,000, and $378,000 was capitalized in 1998 and 1999. No interest was capitalized in 2000.

Investment in Buffington Harbor Riverboats, L.L.C.

   THCR accounts for its investment in the Buffington Harbor Riverboats, L.L.C. ("BHR") (a 50% joint venture between Trump Indiana and the Majestic Star Casino, L.L.C. ("Barden")) under the equity method of accounting. Trump Indiana and Barden formed BHR and have entered into an agreement (the "BHR Agreement") relating to the joint ownership, development and operation of all common land-based and waterside operations in support of each of Trump Indiana's and Barden's separate riverboat casinos at Buffington Harbor. Trump Indiana and Barden are equally responsible for the operating expenses of the common land-based facilities at the site. There can be no assurance that Trump Indiana and/or Barden will be able to fund their respective share of future capital contributions or operating expenses. In accordance with the BHR Agreement, Trump Indiana and Barden pay berthing and other fees in an amount to cover the operating expenses of BHR. Berthing fees and other fees paid are included in general and administrative expenses in the accompanying statement of operations.

   In September 2000, Buffington Harbor Parking Associates ("BHPA") was formed as a joint venture between Trump Indiana and Barden for the purpose of constructing and operating a parking garage.

                       TRUMP HOTELS & CASINO RESORTS, INC.
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                DECEMBER 31, 2000



   Long-Lived Assets

   The provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets" ("SFAS No. 121") requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment of long-lived assets exists if, at a minimum, the future expected cash flows (undiscounted and without interest charges) from an entity's operations are less than the carrying value of these assets. Except as discussed in Note 12, THCR does not believe that any such changes have occurred.

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

The accompanying financial statements do not include a provision for federal income taxes since (i) THCR has net operating loss carryforwards of approximately $300,000,000 for which a valuation allowance has been provided due to the uncertainty of its realization, (ii) Plaza Associates', Taj Associates' and Castle Associates' income or losses are allocated to the partners and are reportable for federal income tax purposes by the partners, and (iii) Trump Indiana, which is a C Corporation, had no taxable income for financial reporting purposes for the years ended December 31, 1998, 1999 and 2000.

   Under the New Jersey Casino Control Act (the "Casino Control Act"), Plaza Associates, Taj Associates and Castle Associates are required to file a New Jersey corporation business tax return. As of December 31, 2000, Plaza Associates, Taj Associates and Castle Associates had net operating loss carryforwards of approximately $172,000,000, $165,000,000 and $108,500,000 respectively, for New Jersey State Income Tax purposes. No tax benefits have been reflected in the accompanying financial statements for Plaza Associates', Taj Associates' and Castle Associates' operating loss carryforwards as utilization of such carryforwards is not considered to be likely.

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

   New Accounting Pronouncements

   In 1998, the Financial Accounting Standards Board issued SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the Financial Accounting Standards Board Issued SFAS No 138, which amended SFAS No 133. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. THCR is required to adopt these standards in the first quarter of 2001. Based on Management's current understanding of the statements, adoption is not expected to have a material impact on THCR's financial statements.

                       TRUMP HOTELS & CASINO RESORTS, INC.
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                DECEMBER 31, 2000

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 addresses various topics in revenue recognition including the recognition of revenue for contracts involving multiple deliverables. The adoption of SAB 101, which THCR adopted during 2000, did not have a material impact on THCR's financial statements.

   Deferred Financing Costs

   Deferred financing costs associated with the issuance of debt are being amortized using the effective interest method over the terms of the related debt.

   Change in Accounting Policy

   On April 9, 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities". THCR adopted the new standard in the first quarter of 1999 and wrote off development costs of $5,620,000 as a change in accounting policy. The cumulative effect after minority interest of $2,055,000 was $3,565,000. Had THCR adopted the new standard as of December 31, 1998, the net loss of $39,718,000 for the year ended December 31, 1998 would have increased by $1,693,000 for the effect of the write-off of capitalized costs incurred during 1998. The corresponding earnings per share effect would increase the net loss per share as reported of $1.79 for the year ended December 31, 1998 by $.08 for the cumulative costs incurred during 1998.

   Other Assets

   Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City. As of December 31, 1999 and 2000, other assets include $8,014,000, which Plaza Associates believes will be recoverable on the settlement of the appeal.

   Reclassifications

   Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

(3) Long-Term Debt

   Long-term debt consists of the following:

                                                                                     December 31, 1999 December 31, 2000
                                                                                     ----------------- -----------------
Trump AC Funding 11 1/4% First Mortgage Notes, due 2006 (a) .....................   $ 1,200,000,000    $ 1,200,000,000
Trump AC Funding II 11 1/4% First Mortgage Notes, due 2006, net of unamortized
   discount of $1,932,000 and $1,525,000  respectively  (b) .....................        73,068,000         73,475,000
Trump AC Funding III 11 1/4% First Mortgage Notes due 2006, net of unamortized
   discount of $949,000 and $749,000, respectively (b) ..........................        24,051,000         24,251,000
THCR Holdings 15 1/2% Senior Secured Notes due 2005 (c) .........................       145,000,000        109,500,000
Castle Associates 11 3/4% Mortgage Notes due 2003, net of unamortized discount of
   $22,906,000 and $18,383,000, respectively (d) ................................       219,235,000        223,758,000
Castle Associates Pay-In-Kind 13 7/8% Notes (Castle PIK Notes) due 2005, net of
   unamortized discount of $6,325,000 and $5,726,000, respectively (e) ..........        99,466,000        115,253,000
Castle Associates Working Capital Loan (f) ......................................         5,000,000          5,000,000
Castle Associates Senior Notes (g) ..............................................        62,000,000         62,000,000
Trump Indiana Notes (h) .........................................................        24,132,000         23,563,000
Other notes payable (i) .........................................................        15,786,000         17,244,000
                                                                                    ---------------    ---------------
                                                                                      1,867,738,000      1,854,044,000
   Less - current maturities ....................................................       (12,411,000)       (27,021,000)
                                                                                    ---------------    ---------------
                                                                                    $ 1,855,327,000    $ 1,827,023,000
                                                                                    ===============    ===============

                       TRUMP HOTELS & CASINO RESORTS, INC.
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                DECEMBER 31, 2000

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

(c) THCR Holdings and THCR Funding issued $155,000,000 principal amount of Senior Notes. The Senior Notes are redeemable in cash at the option of THCR Holdings and THCR Funding, in whole or in part, at any time on or after June 15, 2000 at redemption prices as defined, and mature in 2005. Interest on these notes is payable semi-annually at 15 1/2%, and is secured by substantially all of the assets of THCR Holdings.

         During 2000, THCR Enterprises repurchased $35,500,000 of THCR Holdings' Senior Notes for $19,030,000 plus accrued interest. The gain of $16,470,000 was partially offset by the write-down of unamortized loan costs of $1,567,000, resulting in an extraordinary gain of $14,903,000, ($9,453,000 net of minority interest).

(d) The Castle Mortgage Notes bear interest, payable in cash, semi-annually, at 11 3/4% and mature on November 15, 2003. The Castle Mortgage Notes may be redeemed at Castle Funding's option at a specified percentage of the principal amount. The Castle Mortgage Notes are secured by a mortgage on Trump's Castle and substantially all of the other assets of Castle Associates. The Castle Mortgage Notes are expressly subordinated to the indebtedness described in (g) (the "Senior Notes") and the liens or the mortgages securing the Castle Mortgage Notes are subordinate to the liens securing the Senior Notes. The terms of the Castle Mortgage Notes include limitations on the amount of additional indebtedness Castle Associates may incur, distributions of Partnership capital, investments, and other business activities.

(e) The Castle PIK Notes bear interest, payable at Castle Funding's option, in whole or in part in cash and through the issuance of additional Castle PIK Notes, semi-annually at the rate of 13 7/8% through November 15, 2003. After November 15, 2003, interest on the Castle PIK Notes is payable in cash at the rate of 13 7/8%. The Castle PIK Notes mature on November 15, 2005 and may be redeemed at Castle Funding's option at 100% of the principal amount under certain conditions, as defined in the PIK Note Indenture, and are required to be redeemed from a specified percentage of any equity offering which includes Castle Associates.

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

                                DECEMBER 31, 2000

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

(g) The Castle Associates' Senior Notes have a priority mortgage lien ahead of Castle Associates' Mortgage Notes and are further secured by virtually all of Castle Associates' assets. The Senior Notes have an outstanding principal amount of $62,000,000 and bear interest at the rate of 10 1/4% per annum, payable semi-annually each April and October. The Senior Notes mature on April 30, 2003.

(h)      Various notes payable, including:

         _ $17,500,000 loan payable over 10 years, with a call at the lender's option at the end of the fifth year (June 2001). Interest on this note is payable monthly in arrears based on a fixed rate of 9.75%. The Note is secured by the Indiana Riverboat. At December 31, 2000, $11,655,000 was outstanding on this note.

         _ $13,000,000 note is payable in monthly installments based on a ten year amortization schedule, until June 1, 2001, at which time all remaining principal and interest is due in full. The interest rate as defined in the agreement is equal to the bank's reference rate plus 1.5% (11% at December 31, 2000). The note is secured by the hotel at Trump Indiana. At December 31, 2000, $6,908,000 was outstanding on this note.

         (1) $5,000,000 bridge loan providing temporary financing was obtained for the riverboat, hotel loans and new parking garage. Loan is payable over a two-year period with interest only due during the first six months based on prime rate plus 125 basis points (10.4% at December 31, 2000). The note is secured by Trump Indiana's ownership interest in BHPA and a Second Position Leasehold Real Estate Mortgage with Trump Indiana Realty, L.L.C.

(i) Mortgage notes payable and capitalized lease obligations with interest rates ranging from 6.5% to 13.00%. The notes and lease obligations are due at various dates between 2001 and 2012 and are secured by underlying real property or equipment.

         Future minimum payments under capital leases (principal portion included in the table below of debt maturities) are as follows:

         2001 ....................................................  $  8,526,000
         2002 ....................................................     8,228,000
         2003 ....................................................     2,088,000
         2004 ....................................................       171,000
         2005 ....................................................        42,000
                                                                     -----------
         Total Minimum Payments ..................................    19,055,000
         Less - Amount representing interest .....................    (3,049,000)
                                                                     -----------
         Present Value of minimum lease payments ................. $  16,006,000
                                                                   =============

                       TRUMP HOTELS & CASINO RESORTS, INC.
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                DECEMBER 31, 2000


     The aggregate maturities of long-term debt as of December 31, 2000 are as follows:


           2001..........................    $   27,021,000

           2002..........................        10,649,000

           2003..........................       311,070,000

           2004..........................           217,000

           2005..........................       230,606,000

           Thereafter....................     1,300,864,000
                                              -------------

                                             $1,880,427,000
                                             ==============


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

(4)  Non-Operating Income (Expense)

         Non-operating income (expense) in 1998, 1999 and 2000 includes $725,000, $1,501,000, and $202,000, respectively, of settlement costs incurred in connection with the assertion by certain Indiana residents of rights to purchase stock in Trump Indiana.

(5) Commitments and Contingencies

         Leases

         THCR has entered into leases for certain property (primarily land), office, warehouse space, certain parking space, and various equipment under operating leases. Rent expense for the years ended December 31, 1998, 1999 and 2000 was $13,992,000, $11,740,000 and $10,026,000 respectively, of which
$221,000, $275,000 and $136,000 respectively, relates to affiliates.

         Future minimum lease payments under the noncancellable commitments as of December 31, 2000 are as follows:


                                                      Total
                                                      -----

   2001.....................................      $ 6,627,000

   2002.....................................        4,419,000

   2003.....................................        2,202,000

   2004.....................................        1,661,000

   2005.....................................        1,712,000

   Thereafter...............................       88,411,000
                                                -------------
                                                $ 105,032,000
                                                =============

    Certain of these leases contain options to purchase the leased properties at various prices throughout the leased terms.

                       TRUMP HOTELS & CASINO RESORTS, INC.
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                DECEMBER 31, 2000

         Employment Agreements

         THCR has entered into employment agreements with certain key employees. As of December 31, 2000, THCR had approximately $9,400,000 of annual commitments under employment agreements. These commitments mature at various dates through 2003.

         On June 12, 1995, Nicholas L. Ribis ("Ribis"), the President, Chief Executive Officer and Chief Financial Officer of THCR and THCR Holdings, entered into a five-year employment agreement ("Agreement") with THCR and THCR Holdings. Pursuant to the employment agreement, Ribis was to be employed as the President and Chief Executive Officer of THCR and THCR Holdings and was to receive a base salary of $1,996,500 annually. In addition, the terms of the employment agreement provided for up to an aggregate of $2,000,000 in loans to be used by Ribis to pay his income tax liability in connection with a stock bonus award, which loan, including interest, shall be forgiven in the event of a change in control, as defined in such employment agreement.

         On June 12, 2000, the employment agreement of Ribis expired in accordance with its terms. Loans were settled through the receipt of 69,229 shares of THCR Common Stock from Ribis at an aggregate value of $203,360, the closing market price at June 12, 2000. The difference between the outstanding balance on the loan and the value of the treasury stock ($759,115), was charged to general and administrative expenses.

         An additional loan of $1,856,000 comprised of principal of $1,458,000 and accrued interest of $398,000 was rolled over on June 13, 2000. The loan bears interest at the Chase Bank prime (9.5% at December 31, 2000) and is due on or before July 11, 2001. On July 19, 2000, Ribis repaid $517,000. On February 2, 2001, Ribis repaid an additional amount of $669,000, including accrued interest. The remaining principal balance of $756,000 is payable on or before July 11, 2001. The entire principal amount plus accrued interest through December 31, 2000 has been classified as current.

         CAFRA Agreement

         Taj Associates received a permit under the Coastal Area Facilities Review Act ("CAFRA") (which included a condition of Taj Associates' casino license) that initially required Taj Associates to begin construction of certain improvements on the Steel Pier by October 1992, which improvements were to be completed within 18 months of commencement. Taj Associates initially proposed a concept to improve the Steel Pier, the estimated cost of which was $30,000,000. Such concept was approved by the New Jersey Department of Environmental Protection, the agency which administers CAFRA. In March 1993, Taj Associates obtained a modification of its CAFRA permit providing for the extension of the required commencement and completion dates of the improvements to the Steel Pier for one year, which has been renewed annually, based upon an interim use of the Steel Pier as an amusement park. The pier sublease terminates on December 31, 2003 unless extended.

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

         In June 1999, the CCC renewed Plaza Associates', Taj Associates' and Castle Associates' licenses to operate Trump Plaza, Trump Taj Mahal, Trump Marina and Trump Services. The CCC renewed each casino license for a period of four years through 2003. Upon revocation, suspension for more than 120 days, or failure to renew a casino license, the Casino Control Act provides for the mandatory appointment of a conservator to take possession of the hotel and casino's business and property, subject to all valid liens, claims and encumbrances.

                       TRUMP HOTELS & CASINO RESORTS, INC.
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2000

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

     Trump Indiana Certificate of Suitability

     As a condition to the Certificate of Suitability, Trump Indiana has committed to invest approximately $153,000,000 in the Indiana Riverboat, including certain related projects of the City of Gary, Indiana. Failure to comply with the foregoing conditions and/or failure to commence riverboat excursions as required by the IGC may result in revocation of the Certificate of Suitability. There can be no assurance that Trump Indiana will be able to comply with the terms of the Certificate of Suitability. As part of the $153,000,000 commitment discussed above, Trump Indiana is obligated to fund $21,000,000 of specified economic development and infrastructure projects of the City of Gary. This obligation is being accrued over the five-year license period and approximately $3,700,000 has been charged to expense each year during 1998, 1999 and 2000. Cumulative payments of approximately $565,000 through December 31, 2000 for the City of Gary projects have been made. In 1998, Trump Indiana paid $10,000,000 for a surety bond which guarantees the mandated municipal infrastructure improvements. This amount has been reduced as infrastructure payments have been made. As of December 31, 2000, other assets includes $6,436,000 related to the surety bond.

     City of Gary Development Agreement

     On September 29, 1995, as amended on October 6, 1995 and February 28, 2001, Trump Indiana entered into a Memorandum of Understanding with respect to a Development Agreement with the City of Gary in order to promote the economic development, urban development and employment of citizens of the City of Gary. As part of the $153,000,000 Certificate of Suitability investment described above which includes the $21,000,000 off-site development infrastructure projects described above. Trump Indiana contributed $6,477,000 to the City of Gary and others under this Memorandum of Understanding in 1996. These costs are being amortized over a period of five years and are included in Other Assets in the accompanying Balance Sheets, net of accumulated amortization of $4,598,000 and $5,922,000 as of December 31, 1999 and 2000, respectively.

     In addition, Trump Indiana established the Trump Indiana Foundation ("Foundation") , a private foundation founded for charitable purposes primarily within the City of Gary and Lake County, Indiana. Trump Indiana initially funded $1,000,000 to the Foundation and is required to make annual contributions of $100,000.

     Indiana Wagering Tax Add-back

     In July 1999, the Indiana Department of Revenue ("Department") issued a Letter of Findings to an Indiana gaming company that the Riverboat Wagering Tax ("RWT"), a tax deducted in computing Federal taxable income is not deductible when computing Indiana adjusted gross income because the RWT represents a tax that is "based on or measured by income." The Indiana gaming company, with the assistance of the Indiana Casino Association, of which Trump Indiana is a member, is vigorously contesting this finding in the Indiana Tax Court on the basis that the RWT is an excise tax, which is excluded from Indiana's add-back requirements. The Department has issued proposed assessments of $3,720,000 plus interest for the 1996, 1997 and 1998 calendar years to Trump Indiana. The effect of an assessment, if any, for 1999 and 2000, has not been determined. Trump Indiana filed a written protest of such assessments with the Department in November 2000.The Department has agreed to stay further proceedings with the Trump Indiana proposed assessments until the Indiana Tax Court case noted above is resolved. The Tax Court case is currently scheduled for a summary judgment motion hearing in April 2001. Accordingly, no provision has been made in these financial statements for additional Indiana state taxes.

                       TRUMP HOTELS & CASINO RESORTS, INC.
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2000

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

     Commencing in early 1994, THCR, through its Indiana counsel, had discussions with eight Indiana residents regarding the potential purchase by such residents of 7.5% of the nonvoting stock of Trump Indiana. These residents have asserted a right to purchase 7.5% of the stock of Trump Indiana. During 1997, Trump Indiana settled with four of the eight plaintiffs for a total of $1,047,000. The final settlement amount of $150,000 is payable in 2001. In addition to the cash settlement, Trump Indiana is required to pay additional periodic payments of up to $400,000 per year if its gross revenues exceed certain thresholds, as defined. As Trump Indiana does not believe it will exceed these revenue thresholds, no provision has been made for these payments. During 1998, Trump Indiana settled with two of the remaining four plaintiffs for a total of $810,000, of which $290,000 was paid in 1998. The remaining settlement amounts are payable in equal amounts over the next four years. The present value of the settlement ($385,392) is included in other non-operating expense in the 1998 statement of operations.

     During 1999, the remaining two plaintiffs commenced a litigation. On March 3, 1999 consequential damages were assessed against Trump Indiana for breach of contract in the total amount of $1,334,000. In addition, it was further determined that Trump Indiana had breached a contract to create and fund a charitable foundation. The United State District Court determined that Trump Indiana had satisfied its obligation by previously establishing and funding a separate charitable foundation. Cross-appeals of that determination were filed and are currently pending before the United States Circuit Court of Appeals.

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

     Federal Income Tax Examination

     Plaza Associates and Taj Associates are currently involved in examinations with the Internal Revenue Service ("IRS") concerning Plaza Associates' federal partnership income tax returns for the tax years 1993 through 1996 and Taj Associates' federal partnership income tax returns for the tax years 1994 and 1996. While any adjustment which results from this examination could affect Plaza Associates' and Taj Associates' state income tax returns, Plaza Associates and Taj Associates do not believe that adjustments, if any, will have a material adverse effect on its financial condition or results of operations.

                       TRUMP HOTELS & CASINO RESORTS, INC.
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2000

         Casino Reinvestment Development Authority Obligations

         Pursuant to the provisions of the Casino Control Act, Plaza Associates, Taj Associates and Castle Associates must either obtain investment tax credits (as defined in the Casino Control Act), in an amount equivalent to 1.25% of its gross casino revenues, or pay an alternative tax of 2.5% of its gross casino revenues (as defined in the Casino Control Act). Investment tax credits may be obtained by making qualified investments or by the purchase of bonds at below market interest rates from the Casino Reinvestment Development Authority ("CRDA"). Plaza Associates, Taj Associates and Castle Associates intend on satisfying their obligations primarily by depositing funds and donations of funds deposited. Plaza Associates, Taj Associates and Castle Associates are required to make quarterly deposits with the CRDA based on 1.25% of their gross revenue. For the years ended December 31, 1998, 1999 and 2000, THCR charged to operations $4,809,000, $5,567,000 and $5,970,000 respectively, to give effect to the below market interest rates associated with CRDA bonds that have either been issued or are expected to be issued from funds deposited. From time to time, Plaza Associates, Taj Associates and Castle Associates have elected to donate funds they have on deposit with the CRDA for various projects. Donations in the amounts of $249,000, $243,000 and $9,689,000 were made during the years ended December 31, 1998, 1999 and 2000, respectively. As a result of these donations, THCR charged the carrying value to operations of $118,000, $147,000 and $4,605,000 during the years ended December 31, 1998, 1999 and 2000, respectively.

         Concentrations of Credit Risk

         In accordance with casino industry practice, THCR extends credit to a limited number of casino patrons, after background checks and investigations of credit worthiness. As of both December 31, 1999 and 2000, approximately 22% and 13%, respectively, of THCR casino receivables (before allowances) were from customers whose primary residence is outside the United States, and approximately 5% represents credit extended to patrons from the Far East in both 1999 and 2000.

(6) Employee Benefit Plans

         THCR has a retirement savings plan (the "Plan") for its nonunion employees under Section 401(k) of the Internal Revenue Code. Employees are eligible to contribute up to 15% of their earnings to the Plan in 1998, and 20% in 1999 and 2000. THCR will match 50% of the first 6% of an eligible employee's contributions in 1998, 1999 and 2000. In connection with this Plan, THCR recorded charges of $4,947,000, $4,868,000 and $4,856,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

         Plaza Associates, Taj Associates and Castle Associates make payments to various trusteed multiemployer pension plans under industry-wide union agreements. Under the Employee Retirement Income Security Act, THCR may be liable for its share of unfunded liabilities, if any, if the plans are terminated. Pension expense for the years ended December 31, 1998, 1999 and 2000 was $2,280,000, $2,817,000 and $3,960,000, respectively.

         THCR provides no other material, post-retirement or post-employment benefits.

(7) Transactions with Affiliates

         Amounts due from (owed to) affiliates at December 31, consists of:

                                                                     1999              2000
                                                                     ----              ----
         Due from affiliates

         Officers(a) .......................................  $27,590,000        $1,896,000
         Trump Organization(b) .............................          --            791,000
                                                              -----------        ----------
           Total Current Assets ............................   27,590,000         2,687,000
                                                              -----------        ----------
         Due to affiliates

         Buffington Harbor Riverboats, L.L.C. (Note 2) .....     (222,000)         (162,000)
                                                              -----------        ----------

            Total Liabilities ..............................  $  (222,000)       $ (162,000)
                                                              ===========        ==========

                       TRUMP HOTELS & CASINO RESORTS, INC.
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2000

(a) During 2000, Trump repaid loans of $24,336,031, plus interest. As of December 31, 2000, $1,416,047 is due from Ribis under his employment agreement (See Note 5).

(b) In the normal course of business, THCR engages in various transactions with the other entities owned by Trump. Beginning in late 1997, THCR's Atlantic City properties began to utilize certain facilities owned by Trump to entertain high-end customers. Management believes that the ability to utilize these facilities has enhanced THCR revenues. In 1998, 1999 and 2000, THCR incurred approximately $1,100,000, $2,209,000 and $559,000, respectively, for customer costs associated with such utilization. In exchange for having Trump's plane available to customers of the Atlantic City properties, THCR has incurred pilot costs of approximately $246,000, $298,000 and $186,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

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

         For the year ended December 31, 1998, Castle Associates incurred no fees and expenses under the Services Agreement. For the years ended December 31, 1999 and 2000, Castle Associates incurred fees and expenses of $2,258,000 and $2,306,000, respectively, under the Services Agreement. The Services Agreement expires on December 31, 2005.

         Partnership Agreement

         Under the terms of a Partnership Agreement between Castle Associates and TCI- II, Castle Associates is required to pay all costs incurred by TCI-II. For the years ended December 31, 1998, 1999 and 2000, Castle Associates paid no expenses on behalf of TCI-II.

         Executive Agreement

         Trump serves as the Chairman of the Board of Directors pursuant to an Executive Agreement entered into between Trump, THCR and THCR Holdings (the "Executive Agreement"). In consideration for Trump's services under the Executive Agreement, Trump received a fee of $1,000,000 per year through June 30, 2000, plus reimbursement for expenses. Effective July 1, 2000, the fee was increased to $1,500,000.

                       TRUMP HOTELS & CASINO RESORTS, INC.
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2000

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

         In 1998, THCR granted certain employees and its independent directors approximately 1,166,800 options to purchase THCR Common Stock at a price of $4.625 per share. One-third of the options vested on the date of the grant and on each of the first two anniversaries of the date of the grant. The options expire ten (10) years after the date of issuance.

         On September 20, 2000, the Board of Directors granted Trump 500,000 options to purchase THCR Common Stock at a price of $2.625 per share. The options expire ten (10) years after the date of issuance.

                       TRUMP HOTELS & CASINO RESORTS, INC.
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2000

         A summary of the option plan is as follows:

                                                                            Year Ended 12/31
                                                         1998                             1999                       2000
                               ---------------------------------------------------------------------------------------------------
                                                           Weighted                       Weighted                    Weighted
                                                            Average                       Average                      Average
                                             Shares     Exercise Price      Shares     Exercise Price    Shares    Exercise Price
                                             ------     --------------      ------     --------------    ------    --------------
    Employee Stock Options
    ----------------------

    Outstanding, beginning of year          801,333         $    14.00     1,166,833       $     4.63   1,134,833       $    4.63

    Issued                                1,166,833               4.63                                    500,000            2.63

    Exercised                                    -

    Forfeited                             (801,333)             14.00      (32,000)             4.63    (374,333)            4.63
                                       -----------         ----------    ----------       ----------  -----------       ---------

    Outstanding, end of year             1,166,833         $     4.63     1,134,833       $     4.63    1,260,500       $    3.83
                                       ===========         ==========    ==========       ==========    =========       =========

    Options exerciseable at year end       388,944         $     4.63       777,888       $     4.63      927,166       $    4.27
                                       ===========         ==========    ==========       ==========    =========       =========

    Weighted average fair value of
    options granted during the period                      $     4.63                            N/A                    $    2.63
                                                           ==========                     ==========                    =========

The following table summarizes information about stock options outstanding at December 31, 2000.

                                 Options Outstanding                            Options Exercisable
                   --------------------------------------------------------------------------------------------
                                                     Weighted
                                   Number            Average                            Number
               Range of        Outstanding At       Remaining                       Exercisable at
               Exercise         December 31,       Contractual        Exercise       December 31,      Exercise
                Prices              2000               Life            Price             2000            Price
                ------              ----               ----            -----             ----            -----
              $2.63-$4.63         1,260,550         1.5 years          $3.83           927,166           $4.27

         Effective January 1, 1996, THCR adopted the provisions of Statement No. 123, Accounting for Stock-Based Compensation. As permitted by the Statement, THCR has chosen to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for awards described above. Had the fair value method of accounting been applied to the THCR's stock option plans, which required recognition of compensation cost ratably over the vesting period of the underlying equity instruments, net loss would have been increased by $810,000 or $(.04) per share in 1998, $787,000 or $(.04) per share in 1999, and $728,000 or $(.03) per share in 2000. This pro forma impact only takes into account options granted since the date of inception, June 12, 1995, and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The average fair value of options granted during 1998 and 2000 was $2.08. The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at grant date of $4.625 in 1998 and the following weighted average assumptions: risk-free interest rate of 5.7% for 1998 and 1999 and 6% for 2000, expected life of 7 years, volatility of 35% and dividend yield of 0%. The average fair value of options granted during 2000 was $1.20 per option, estimated using the Black-Scholes option-pricing model based upon the weighted average market price at grant date of $2.625 in 2000 and the following weighted average assumptions: risk-free interest rate of 6%, expected life of 7 years, volatility of 30% and dividend yield of 0%.

                       TRUMP HOTELS & CASINO RESORTS, INC.
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2000


(9) Fair Value of Financial Instruments

         The carrying amount of the following financial instruments approximates fair value, as follows: (a) cash and cash equivalents, receivables and payables are based on the short-term nature of these financial instruments and (b) CRDA bonds and deposits are based on the allowances to give effect to the below market interest rates.

         The estimated fair values of other financial instruments are as follows:


                                                         Carrying Amount            Fair Value
                                                         ---------------           ------------
                                                                       December 31, 2000
                                                                       ------------------

 11 1/4% First Mortgage Notes                             $1,200,000,000          $792,000,000
 Trump AC Funding II Mortgage Notes                           73,475,000            49,500,000
 Trump AC Funding III Mortgage Notes                          24,251,000            16,500,000
 15 1/2% Senior Secured Notes                                109,500,000            71,175,000
 11 3/4% Castle Associates Notes                             223,758,000           184,027,000
 13 7/8% Castle Associates Pay-In-Kind Notes                 115,253,000            54,441,000



         The fair values of the above instruments are based on quoted market prices as of December 31, 2000. The fair value of the Trump AC Funding II Mortgage Note and the Trump AC Funding III Mortgage Note approximate the carrying values based upon the short term nature of the period outstanding.

         There are no quoted market prices for bank borrowings, Castle Associates Senior Notes, Mortgage Notes payable and other notes payable and a reasonable estimate could not be made without incurring excessive costs.

                       TRUMP HOTELS & CASINO RESORTS, INC.
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2000

(10) Financial Information - THCR Funding

         Financial information relating to THCR Funding is as follows:


                                                                     1998             1999            2000
                                                                     ----             ----            ----

      Total Assets (including Senior Secured Notes               $145,936,000     $145,936,000    $145,936,000
         receivable of $145,000,000 at December 31, 1999         ============     ============    ============
         and 2000) (a)


      Total Liabilities and Capital (including                   $145,936,000     $145,936,000    $145,936,000
         $145,000,000 of Senior Secured Notes Due 2005)          ============     ============    ============


      Interest Income from THCR Holdings                         $ 22,475,000     $ 22,475,000    $ 22,475,000
                                                                 ============     ============    ============

      Interest Expense                                           $ 22,475,000     $ 22,475,000    $ 22,475,000
                                                                 ============     ============    ============


      Net income                                                 $          -     $          -    $          -


   (a) THCR Enterprises, a wholly owned subsidiary of THCR Holdings, purchased $35,500,000 of these Senior Secured Notes during 2000.

(11)  All Star Cafe Transaction

         All Star Cafe, Inc. ("All Star") had entered into a twenty-year lease (the "All Star Cafe Lease") with Taj Associates for the lease of space at the Taj Mahal for an All Star Cafe. The basic rent under the All Star Cafe Lease was $1,000,000 per year, paid in equal monthly installments plus percentage rent, as defined. On September 15, 1999, an agreement was reached between Taj Associates, All Star and Planet Hollywood International, Inc. to terminate the All Star Cafe Lease. Upon termination of the All Star Cafe Lease, all improvements, alterations and All Star's personal property with the exception of Specialty Trade Fixtures became the property of Taj Associates. Specialty Trade Fixtures, which included signs, emblems, logos, memorabilia and other material with logos of the Official All Star Cafe presently displayed at the premises, could be continued to be used by Taj Associates for a period of up to 120 days without charge. Taj Associates recorded the estimated fair market value of these assets in other revenue based on an independent appraisal in the amount of $17,200,000.

(12) Trump World's Fair Closing

         On October 4, 1999, THCR closed Trump World's Fair. The estimated cost of closing Trump World's Fair was $123,959,000 which includes $97,221,000 for the writedown of the assets and $26,738,000 of costs incurred and estimated to be incurred in connection with the closing and demolition of the building. For the year ended December 31, 2000, an additional $814,000 was charged to operations.

(13) Twenty-Nine Palms Development

         On April 27, 2000, THCR through subsidiaries, signed definitive agreements with the Twenty-Nine Palms Band of Mission Indians for the development and management of a Native American casino on Twenty-Nine Palms tribal land in Southern California near Palm Springs. This development is scheduled to open in late 2001 and is subject to certain approvals.

                       TRUMP HOTELS & CASINO RESORTS, INC.
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2000

(14) Quarterly Financial Data (unaudited)


                                                                               1999
                                                                               ----
                                                         First Quarter    Second Quarter   Third Quarter    Fourth Quarter
                                                         -------------    --------------   -------------    --------------
Net Revenues (a) .....................................   $ 315,711,000    $ 361,452,000    $ 403,071,000    $ 330,959,000
Income (Loss) from Operations (b) ....................       21,702,00       44,322,000      (51,334,000)          92,000
THCR Net Loss (c) ....................................     (25,285,000)      (6,534,000)     (67,470,000)     (34,493,000)
Basic and Diluted Loss per Share .....................           (1.14)           (0.29)           (3.04)           (1.56)
THCR Holdings Net Loss ...............................     (39,863,000)     (10,301,000)    (106,369,000)     (54,380,000)

                                                                               2000
                                                                               ----
                                                         First Quarter    Second Quarter   Third Quarter    Fourth Quarter
                                                         -------------    --------------   -------------    --------------
Net Revenues .........................................   $ 316,490,000    $ 339,748,000    $ 388,902,000    $ 306,232,000
Income from Operations ...............................      26,335,000       36,746,000       66,579,000       13,290,000
THCR Net Income (Loss) (d) ...........................     (18,473,000)      (2,873,000)       8,956,000      (24,922,000)
Basic and Diluted Earnings (Loss) per Share ..........           (0.84)           (0.13)            0.41            (1.13)
THCR Holdings Net Income (Loss) ......................     (29,123,000)      (4,530,000)      14,119,000      (39,290,000)


Note: Net Revenues and Income (Loss) from Operations are the same for both THCR and THCR Holdings.

a) Third quarter 1999 includes $17,200,000 one-time gain on the acquisition of the All Star Cafe.

b) Third quarter 1999 includes Trump World's Fair closing costs of $128,375,000, which were reduced by $4,416,000 in the fourth quarter 1999.

c) First quarter 1999 includes a ($5,620,000) cumulative effect of change in accounting principle, ($3,565,000) after minority interest. The net effect after minority interest on the All Star Cafe and Trump World's Fair closing was $10,910,000 and ($78,627,000), respectively.

d) An extraordinary gain of $8,288,000 and $1,165,000, net of minority interest, was recorded in the second and third quarters 2000, respectively.


(15) Industry Segment Information

    THCR's primary business activity is gaming. It operates three casinos in the Atlantic City market: Trump Taj Mahal Casino Resort, Trump Plaza Hotel and Casino and Trump Marina Hotel Casino. It also operates a riverboat casino, Trump Casino, at Buffington Harbor, Indiana on Lake Michigan.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Trump Hotels & Casino Resorts, Inc.:


        We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Trump Hotels & Casino Resorts, Inc. ("THCR") and subsidiary included in this Form 10-K and have issued our report thereon dated February 2, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is the responsibility of the management of THCR and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                 ARTHUR ANDERSEN LLP


Roseland, New Jersey
February 2, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Trump Hotels & Casino Resorts Holdings, L.P.:


         We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Trump Hotels & Casino Resorts Holdings, L.P. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 2, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is the responsibility of the management of Trump Hotels & Casino Resorts Holdings, L.P. and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP


Roseland, New Jersey
February 2, 2001

SCHEDULE II

                       TRUMP HOTELS & CASINO RESORTS, INC.
                AND TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000


                                                                      Balance        Charged                            Balance
                                                                        at             to              Other              at
                                                                     Beginning      Costs and         Changes           End of
                                                                     of Period       Expenses       (Deductions)        Period
                                                                     ---------      ---------       ------------        -------
YEAR ENDED DECEMBER 31, 1998
        Allowances for doubtful accounts                            $18,625,000    $15,535,000    $(6,439,000)(a)     $27,721,000
        Valuation allowance for CRDA investments                    $19,149,000    $ 4,927,000    $(8,720,000)(b)     $15,356,000
YEAR ENDED DECEMBER 31, 1999
        Allowances for doubtful accounts                            $27,721,000    $25,434,000   $(41,205,000)(a)     $11,950,000
        Valuation allowance for CRDA investments                    $15,356,000     $5,714,000    $(2,301,000)(c)     $18,769,000
YEAR ENDED DECEMBER 31, 2000
        Allowances for doubtful accounts                            $11,950,000     $6,857,000   $ (3,431,000)(a)     $15,376,000
        Valuation allowance for CRDA investments                    $18,769,000    $10,575,000   $(12,470,000)(d)     $16,874,000


-----------

(a)     Write-off uncollectible accounts.

(b) Includes the reclassification of approximately $14,330,000 of previous CRDA deposits, the carrying value of which was $7,165,000 to property and equipment and $1,505,000 representing the adjustment to the allowance to give effect to the CRDA deposits to be refunded.

(c) Includes the reclassification of approximately $5,792,000 of previous CRDA deposits to property and equipment, the carrying value of which was $2,497,000.

(d) Includes the reclassification of approximately $7,237,000 of previous CRDA deposits to property and equipment, the carrying value of which was $4,642,000.

Exhibit No    Description of Exhibit
----------    ----------------------

4.17.4 Third Supplemental Indenture, dated August 1, 2000, by Trump Hotels & Casino Resorts Holdings, L.P. and Trump Hotels & Casino Resorts Funding, Inc. with respect to their 15-1/2% Senior Secured Notes due 2005.

10.46.3 Second Amendment to Executive Agreement, dated October 2000, by and among Donald J. Trump, Trump Hotels & Casino Resorts, Inc. and Trump Hotels & Casino Resorts Holdings, L.P.

10.72 Second Amendment, dated August 4, 2000, of the Employment Agreement, dated March 6, 1998, between Mark A. Brown and Trump's Castle Associates, as assigned to Trump Taj Mahal Associates and amended effective as of January 3, 2000.

10.73         Employment Agreement, dated April 17, 2000, between Robert M.
              Pickus and Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Atlantic City Associates.

10.74         Employment Agreement, dated April 17, 2000, between Francis X.
              McCarthy, Jr. and Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Atlantic City Associates.

10.75         Employment Agreement, dated April 17, 2000, between Joseph A.
              Fusco and Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Atlantic City Associates.

10.76 Employment Agreement, dated April 17, 2000, between John P. Burke and Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Atlantic City Associates.

21.1 List of Subsidiaries of Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Hotels & Casino Resorts Funding, Inc.