Form 10-Q
period 2001-03-31
TRUMP HOTELS & CASINO RESORTS INC
filed 2001-05-15
CIK 943320

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 2001
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                        For the transition period from to

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

                                 (609) 441-8406
              (Registrant's telephone number, including area code)
                                 Not Applicable
        (Former name, former address and former fiscal year, if changed since last report)

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

                                 (609) 441-8406
              (Registrant's telephone number, including area code)
                                 Not Applicable
        (Former name, former address and former fiscal year, if changed since last report)

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

                                 (609) 441-8406

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
        Yes   X    No
            -----     -----
             The number of outstanding shares of Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts, Inc. as of May 15, 2001 was 22,010,027.
             The number of outstanding shares of Class B Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts, Inc. as of May 15, 2001 was 1,000.
             The number of outstanding shares of Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts Funding, Inc. as of May 15, 2001 was 100.

                      TRUMP HOTELS & CASINO RESORTS, INC.,
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

                                       AND

                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

                               INDEX TO FORM 10-Q

PART I--FINANCIAL INFORMATION

ITEM 1 -- Financial Statements                                                                                 Page No.
                                                                                                               --------

        Condensed Consolidated Balance Sheets of Trump Hotels & Casino Resorts, Inc.
        as of December 31, 2000 and March 31, 2001 (unaudited) .............................................        1

        Condensed Consolidated Statements of Operations of Trump Hotels & Casino Resorts, Inc.
        for the Three Months Ended March 31, 2000 and 2001 (unaudited) .....................................        2

        Condensed Consolidated Statement of Stockholders' Equity of Trump Hotels & Casino Resorts, Inc.
        for the Three Months Ended March 31, 2001  (unaudited) .............................................        3

        Condensed Consolidated Statements of Cash Flows of Trump Hotels & Casino Resorts, Inc.
        for the Three Months Ended March 31, 2000 and 2001 (unaudited) .....................................        4

        Condensed Consolidated Balance Sheets of Trump Hotels & Casino Resorts Holdings, L.P.
        as of December 31, 2000 and March 31, 2001 (unaudited) .............................................        5

        Condensed Consolidated Statements of Operations of Trump Hotels & Casino Resorts Holdings, L.P.
        for the Three Months Ended March 31, 2000 and 2001 (unaudited) .....................................        6

        Condensed Consolidated Statement of Partners' Capital of Trump Hotels & Casino Resorts
        Holdings, L.P.  for the Three Months Ended March 31, 2001 (unaudited) ..............................        7

        Condensed Consolidated Statements of Cash Flows of Trump Hotels & Casino Resorts Holdings, L.P.
        for the Three Months Ended March 31, 2000 and 2001  (unaudited) ....................................        8

        Notes to Condensed Consolidated Financial Statements of Trump Hotels & Casino Resorts, Inc.,
        Trump Hotels & Casino Resorts Holdings, L.P. and Trump Hotels & Casino Resorts
        Funding, Inc. (unaudited) ..........................................................................        9

ITEM 2 -- Management's Discussion and Analysis of Financial Condition and Results
          of Operations ....................................................................................       11

ITEM 3 -- Quantitative and Qualitative Disclosures About Market Risk .......................................       14

                       TRUMP HOTELS & CASINO RESORTS, INC.
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

                            INDEX TO FORM 10-Q CONT'D

                                                                                                               Page No.
                                                                                                               --------

PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings ................................................................................       15
ITEM 2 -- Changes in Securities and Use of Proceeds ........................................................       15
ITEM 3 -- Defaults Upon Senior Securities ..................................................................       15
ITEM 4 -- Submission of Matters to a Vote of Security Holders ..............................................       15
ITEM 5 -- Other Information ................................................................................       15
ITEM 6 -- Exhibits and Reports on Form 8-K .................................................................       15

SIGNATURES

Signature -- Trump Hotels & Casino Resorts, Inc. ...........................................................       16
Signature -- Trump Hotels & Casino Resorts Holdings, L.P. ..................................................       17
Signature -- Trump Hotels & Casino Resorts Funding, Inc. ...................................................       18

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       TRUMP HOTELS & CASINO RESORTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)


                                     ASSETS

                                                                                 December 31,                March 31,
                                                                                     2000                      2001
                                                                               ----------------          ----------------
                                                                                                           (unaudited)

CURRENT ASSETS:
   Cash and cash equivalents ................................................  $         95,429          $        140,525
   Receivables, net  ........................................................            52,715                    55,728
   Inventories ..............................................................            12,324                    11,999
   Due from affiliates, net .................................................             2,525                     1,792
   Prepaid expenses and other current assets ................................             9,941                     8,118
                                                                               ----------------          ----------------
         Total Current Assets ...............................................           172,934                   218,162

INVESTMENT IN BUFFINGTON HARBOR, L.L.C. .....................................            36,585                    37,086
INVESTMENT IN TRUMP'S CASTLE PIK NOTES ......................................            90,101                    93,863
PROPERTY AND EQUIPMENT, NET .................................................         1,815,068                 1,801,552
DEFERRED BOND AND LOAN ISSUANCE COSTS, NET ..................................            23,273                    22,495
OTHER ASSETS (Note 3) .......................................................            61,190                    64,241
                                                                               ----------------          ----------------

Total Assets ................................................................  $      2,199,151          $      2,237,399
                                                                               ================          ================


                                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt .....................................  $         27,021          $         26,063
   Accounts payable and accrued expenses ....................................           147,639                   156,347
   Accrued interest payable .................................................            29,967                    79,585
                                                                               ----------------          ----------------
         Total Current Liabilities ..........................................           204,627                   261,995

LONG-TERM DEBT, net of current maturities ...................................         1,827,023                 1,829,749
OTHER LONG-TERM LIABILITIES .................................................            25,455                    30,177
                                                                               ----------------          ----------------
Total Liabilities ...........................................................         2,057,105                 2,121,921
                                                                               ----------------          ----------------

MINORITY INTEREST                                                                        26,897                    17,181

STOCKHOLDERS' EQUITY:
   Common Stock, $.01 par value, 75,000,000 shares authorized,
    24,206,756 issued; 22,010,027 outstanding ...............................               242                       242
   Class B Common Stock, $.01 par value, 1,000 shares
     authorized, issued and outstanding .....................................                 -                         -
   Additional Paid in Capital ...............................................           455,645                   455,645
   Accumulated Deficit ......................................................          (320,538)                 (337,390)
   Less treasury stock at cost, 2,196,729 shares ............................           (20,200)                  (20,200)
                                                                               ----------------          ----------------
Total Stockholders' Equity ..................................................           115,149                    98,297
                                                                               ----------------          ----------------

Total Liabilities and Stockholders' Equity ..................................  $      2,199,151          $      2,237,399
                                                                               ================          ================


                      The accompanying notes are an integral part of these condensed consolidated balance sheets

                       TRUMP HOTELS & CASINO RESORTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001

                                   (unaudited)

                    (dollars in thousands, except share data)

                                                                              Three Months Ended
                                                                                    March 31,
                                                                              ------------------
                                                                      2000                        2001
                                                                  -------------               ------------
REVENUES:

   Gaming ......................................................  $     295,021                   $292,978
   Rooms .......................................................         17,995                     18,066
   Food and Beverage ...........................................         30,833                     30,984
   Other .......................................................          8,058                      7,592
                                                                  -------------               ------------
   Gross Revenues ..............................................        351,907                    349,620
   Less -- Promotional allowances (Note 5) .....................         38,460                     38,766
                                                                  -------------               ------------
   Net Revenues ................................................        313,447                    310,854
                                                                  -------------               ------------

COSTS AND EXPENSES:
   Gaming (Note 5) .............................................        181,844                    181,613
   Rooms .......................................................          7,432                      7,342
   Food and Beverage ...........................................         10,134                      9,876
   General and Administrative ..................................         67,498                     65,776
   Depreciation and Amortization ...............................         19,722                     18,875
   Trump World's Fair Closing (Note 4) .........................            482                          -
                                                                  -------------               ------------
                                                                        287,112                    283,482
                                                                  -------------               ------------
   Income from operations ......................................         26,335                     27,372
                                                                  -------------               ------------

NON-OPERATING INCOME AND (EXPENSES):
   Interest income .............................................          1,763                      1,081
   Interest expense ............................................        (56,031)                   (54,353)
   Other non-operating income (expense) ........................           (470)                       130
                                                                  -------------               ------------
                                                                        (54,738)                   (53,142)
                                                                  -------------               ------------
Loss before equity in loss of Buffington
   Harbor, L.L.C., and minority interest .......................        (28,403)                   (25,770)

   Equity in loss of Buffington Harbor, L.L.C                              (720)                      (798)
   Minority Interest ...........................................         10,650                      9,716
                                                                  -------------               ------------


NET LOSS .......................................................  $     (18,473)                  $(16,852)
                                                                  =============               ============


Basic and diluted loss per share ...............................  $        (.84)              $       (.77)
                                                                  =============               ============

Average number of shares outstanding ...........................     22,079,256                 22,010,027
                                                                  =============               ============

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                       TRUMP HOTELS & CASINO RESORTS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (unaudited)
                             (dollars in thousands)

                                     Number of Shares
                                   ---------------------
                                                             Common Additional
                                                 Class B     Stock      Paid in    Accumulated    Treasury
                                     Common      Common     Amount      Capital      Deficit        Stock       Total
                                   ----------    -------    ------     ---------   -----------    --------     --------

Balance, December 31, 2000 ......  24,206,756      1,000    $  242     $ 455,645   $  (320,538)   $(20,200)    $115,149

Net Loss ........................           -          -         -             -       (16,852)          -      (16,852)
                                   ----------    -------    ------     ---------   -----------    --------     --------

Balance, March 31, 2001 .........  24,206,756      1,000    $  242     $ 455,645   $  (337,390)   $(20,200)    $ 98,297
                                   ==========    =======    ======     =========   ===========    ========     ========


        The accompanying notes are an integral part of this condensed consolidated financial statement.

                       TRUMP HOTELS & CASINO RESORTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001
                                   (unaudited)
                             (dollars in thousands)

                                                                                        2000                   2001
                                                                                      --------               --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss ........................................................................  $(18,473)              $(16,852)
   Adjustments to reconcile net loss to net cash flows from operating activities:
     Issuance of debt in exchange for accrued interest .............................     3,622                  4,143
     Equity in loss of Buffington Harbor, L.L.C. ...................................       720                    798
     Depreciation and amortization .................................................    19,722                 18,875
     Non-cash increase in Trump's Castle PIK Notes .................................    (3,290)                (3,762)
     Minority interest in net loss .................................................   (10,650)                (9,716)
     Accretion of discounts on mortgage notes ......................................     1,365                  1,550
     Amortization of deferred loan costs ...........................................     1,674                  1,514
     Provision for losses on receivables ...........................................     1,435                  1,912
     Valuation allowance of CRDA investments and amortization of Indiana
       gaming costs ................................................................     2,068                  2,210
     Loss (gain) on disposition of property ........................................       468                   (128)
     Decrease (increase) in receivables ............................................     4,475                 (4,883)
     Decrease in inventories .......................................................       369                    325
     Decrease in other current assets ..............................................     2,230                  2,112
     Decrease in due from affiliates ...............................................        52                    753
     Decrease (increase) in other assets ...........................................       555                   (521)
     Increase in accounts payable and accrued expenses .............................     1,171                  8,385
     Increase in accrued interest payable ..........................................    51,099                 45,474
     (Decrease) increase in other long-term liabilities ............................       (12)                 4,301
                                                                                      --------               --------
       Net cash flows provided by operating activities .............................    58,600                 56,490
                                                                                      --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment, net .......................................    (5,604)                (4,265)
     Proceeds from disposition of property .........................................        27                      -
     Investment in Buffington Harbor, L.L.C. .......................................      (150)                (1,299)
     CRDA Investments ..............................................................    (3,222)                (3,205)
                                                                                      --------               --------
       Net cash flows used in investing activities .................................    (8,949)                (8,769)
                                                                                      --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of long-term debt .....................................................    (3,510)                (2,274)
     Loan costs from additional borrowing ..........................................         -                   (351)
                                                                                      --------               --------
       Net cash flows used in financing activities .................................    (3,510)                (2,625)
                                                                                      --------               --------

       Net increase in cash and cash equivalents ...................................    46,141                 45,096

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...................................   104,026                 95,429
                                                                                      --------               --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................................  $150,167               $140,525
                                                                                      ========               ========

CASH INTEREST PAID .................................................................  $  1,359               $  1,907
                                                                                      ========               ========

Supplemental Disclosure of Non-Cash Activities:
Purchase of property and equipment under capital lease obligations .................  $    800               $  2,491
                                                                                      ========               ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                             ASSETS

                                                                                  December 31,               March 31,
                                                                                     2000                       2001
                                                                                ----------------          ----------------
                                                                                                             (unaudited)

CURRENT ASSETS:
   Cash and cash equivalents .................................................  $         95,425          $        140,521
   Receivables, net ..........................................................            52,715                    55,728
   Inventories ...............................................................            12,324                    11,999
   Due from affiliates, net ..................................................             2,525                     1,792
   Prepaid expenses and other current assets .................................             9,941                     8,118
                                                                                ----------------          ----------------
         Total Current Assets ................................................           172,930                   218,158

INVESTMENT IN BUFFINGTON HARBOR, L.L.C. ......................................            36,585                    37,086
INVESTMENT IN TRUMP'S CASTLE PIK NOTES .......................................            90,101                    93,863
PROPERTY AND EQUIPMENT, NET ..................................................         1,815,068                 1,801,552
DEFERRED BOND AND LOAN ISSUANCE COSTS, NET ...................................            23,273                    22,495
OTHER ASSETS (Note 3) ........................................................            61,190                    64,241
                                                                                ----------------          ----------------

Total Assets .................................................................  $      2,199,147          $      2,237,395
                                                                                ================          ================


                                               LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Current maturities of long-term debt ......................................  $         27,021          $         26,063
   Accounts payable and accrued expenses .....................................           147,639                   156,347
   Accrued interest payable ..................................................            29,967                    79,585
                                                                                ----------------          ----------------
         Total Current Liabilities ...........................................           204,627                   261,995

LONG-TERM DEBT, net of current maturities ....................................         1,827,023                 1,829,749
OTHER LONG-TERM LIABILITIES ..................................................            25,455                    30,177
                                                                                ----------------          ----------------
Total Liabilities ............................................................         2,057,105                 2,121,921
                                                                                ----------------          ----------------

PARTNERS' CAPITAL:
Partners' capital ............................................................           652,503                   652,503
Accumulated deficit ..........................................................          (490,261)                 (516,829)
Less stock of THCR ...........................................................           (20,200)                  (20,200)
                                                                                ----------------          ----------------
Total Partners' Capital ......................................................           142,042                   115,474
                                                                                ----------------          ----------------

Total Liabilities and Partners' Capital ......................................  $      2,199,147          $      2,237,395
                                                                                ================          ================


           The accompanying notes are an integral part of these condensed consolidated balance sheets.


                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001
                                   (unaudited)
                             (dollars in thousands)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                              ------------------
                                                                       2000                        2001
                                                                   ------------                 -----------
REVENUES:

   Gaming .......................................................  $    295,021                 $   292,978
   Rooms ........................................................        17,995                      18,066
   Food and Beverage ............................................        30,833                      30,984
   Other ........................................................         8,058                       7,592
                                                                   ------------                 -----------
   Gross Revenues ...............................................       351,907                     349,620
   Less -- Promotional allowances (Note 5) ......................        38,460                      38,766
                                                                   ------------                 -----------
   Net Revenues .................................................       313,447                     310,854
                                                                   ------------                 -----------

COSTS AND EXPENSES:
   Gaming (Note 5) ...............................................       181,844                     181,613
   Rooms ........................................................         7,432                       7,342
   Food and Beverage ............................................        10,134                       9,876
   General and Administrative ...................................        67,498                      65,776
   Depreciation and Amortization ................................        19,722                      18,875
   Trump World's Fair Closing (Note 4) ..........................           482                           -
                                                                   ------------                 -----------
                                                                        287,112                     283,482
                                                                   ------------                 -----------
   Income from operations .......................................        26,335                      27,372
                                                                    -----------                  ----------

NON-OPERATING INCOME AND (EXPENSES):
   Interest income ..............................................         1,763                       1,081
   Interest expense .............................................       (56,031)                    (54,353)
   Other non-operating income (expense) .........................          (470)                        130
                                                                   ------------                 -----------
                                                                        (54,738)                    (53,142)
                                                                   ------------                 -----------

Loss before equity in loss of Buffington Harbor, L.L.C. .........       (28,403)                    (25,770)
Equity in loss of Buffington Harbor, L.L.C. .....................          (720)                       (798)
                                                                   ------------                 -----------

NET LOSS ........................................................  $    (29,123)                $   (26,568)
                                                                   ============                 ===========


    The accompanying notes are an integral part of these condensed consolidated financial statements.


                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                   (unaudited)

                             (dollars in thousands)


                                                       Partners'          Accumulated          THCR
                                                        Capital             Deficit         Common Stock          Total
                                                     -------------       -------------      ------------       -----------

Balance, December 31, 2000 ........................  $     652,503       $    (490,261)     $    (20,200)      $   142,042


Net Loss ..........................................              -             (26,568)              -             (26,568)
                                                     -------------       -------------      ------------       -----------


Balance, March 31, 2001 ...........................  $     652,503       $    (516,829)     $    (20,200)      $   115,474
                                                     =============       =============      ============       ===========


           The accompanying notes are an integral part of this condensed consolidated financial statement.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001
                                   (unaudited)
                             (dollars in thousands)

                                                                                        2000                   2001
                                                                                    ------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss .....................................................................   $    (29,123)         $     (26,568)
Adjustments to reconcile net loss to net cash flows from operating activities:
     Issuance of debt in exchange for accrued interest ..........................          3,622                  4,143
     Equity in loss of Buffington Harbor, L.L.C. ................................            720                    798
     Depreciation and amortization ..............................................         19,722                 18,875
     Non-cash increase in Trump's Castle PIK Notes ..............................         (3,290)                (3,762)
     Accretion of discounts on mortgage notes ...................................          1,365                  1,550
     Amortization of deferred loan costs ........................................          1,674                  1,514
     Provision for losses on receivables ........................................          1,435                  1,912
     Valuation allowance of CRDA investments and amortization of Indiana
       gaming costs .............................................................          2,068                  2,210
     Loss(gain) on disposition of property ......................................            468                   (128)
     Decrease (increase) in receivables .........................................          4,475                 (4,883)
     Decrease in inventories ....................................................            369                    325
     Decrease in other current assets ...........................................          2,230                  2,112
     Decrease in due from affiliates ............................................             52                    753
     Decrease (increase) in other assets ........................................            555                   (521)
     Increase in accounts payable and accrued expenses ..........................          1,171                  8,385
     Increase in accrued interest payable .......................................         51,099                 45,474
     (Decrease) increase in other long-term liabilities                                      (12)                 4,301
                                                                                    ------------          -------------
       Net cash flows provided by operating activities ..........................         58,600                 56,490
                                                                                    ------------          -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment, net ....................................         (5,604)                (4,265)
     Proceeds from disposition of property ......................................             27                      -
     Investment in Buffington Harbor, L.L.C. ....................................           (150)                (1,299)
     CRDA Investments ...........................................................         (3,222)                (3,205)
                                                                                    ------------          -------------
       Net cash flows used in investing activities ..............................         (8,949)                (8,769)
                                                                                    ------------          -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of long-term debt ..................................................         (3,510)                (2,274)
     Loan costs from additional borrowing .......................................              -                   (351)
                                                                                    ------------          -------------
        Net cash flows used in financing activities .............................         (3,510)                (2,625)
                                                                                    ------------          -------------

Net increase in cash and cash equivalents .......................................         46,141                 45,096

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................................        104,022                 95,425
                                                                                    ------------          -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................................   $    150,163          $     140,521
                                                                                    ============          =============

CASH INTEREST PAID ..............................................................   $      1,359          $       1,907
                                                                                    ============          =============

Supplemental Disclosure of Non-Cash Activities:
Purchase of property and equipment under capital lease obligations ..............   $        800          $       2,491
                                                                                    ============          =============

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

(1) Organization and Operations

The accompanying condensed consolidated financial statements include those of Trump Hotels & Casino Resorts, Inc., a Delaware corporation ("THCR"), Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings"), and Subsidiaries (as defined). THCR Holdings is currently owned approximately 63.4% by THCR, as both a general and limited partner, and approximately 36.6% by Donald J. Trump ("Trump"), as a limited partner. Trump's limited partnership interest in THCR Holdings represents his economic interests in the assets and operations of THCR Holdings. Such limited partnership interest is convertible at Trump's option into 13,918,723 shares of THCR's common stock, par value $.01 per share (the "THCR Common Stock") (subject to certain adjustments), and if converted, would give Trump ownership of 41.0% of the THCR Common Stock (including his current share ownership) or 42.1% (assuming currently exercisable options held by Trump were exercised). Accordingly, the accompanying condensed consolidated financial statements include those of (i) THCR and its 63.4% owned subsidiary, THCR Holdings, and (ii) THCR Holdings and its wholly owned subsidiaries.

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

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 2000 filed with the SEC.

     The casino industry in Atlantic City and Indiana is seasonal in nature. Accordingly, results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results for a full year.

     THCR, THCR Holdings and Trump Hotels & Casino Resorts Funding, Inc., a Delaware corporation ("THCR Funding"), have no operations and their ability to service their debt is dependent on the successful operations of the following subsidiaries of THCR Holdings (the "Subsidiaries"): (i) Trump Atlantic City Associates, a New Jersey general partnership ("Trump AC"), which is comprised of Trump Taj Mahal Associates ("Taj Associates") and Trump Plaza Associates ("Plaza Associates"); (ii) Trump Indiana, Inc., a Delaware corporation ("Trump Indiana"); and (iii) Trump's Castle Associates, L.P. , a New Jersey limited partnership ("Castle Associates") d/b/a Trump Marina Hotel Casino ("Trump Marina"). THCR, through THCR Holdings and its subsidiaries, is the exclusive vehicle through which Trump engages in new gaming activities in emerging and established gaming jurisdictions.

   Basic and Diluted Loss Per Share

     Basic loss per share is based on the weighted average number of shares of THCR Common Stock outstanding. Diluted earnings per share are the same as basic earnings per share as common stock equivalents have not been included as they would be anti-dilutive. The shares of THCR's Class B common stock, par value $.01 per share (the "THCR Class B Common Stock"), owned by Trump have no economic interest and therefore are not considered in the calculation of weighted average shares outstanding.

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
                                   (unaudited)

(2) Financial Information

         Financial information relating to THCR Funding is as follows:

                                                                                    December 31,            March  31,
                                                                                       2000                    2001
                                                                                    ------------          -------------
                                                                                                (unaudited)

         Total Assets (including THCR Holdings' 15 1/2% Senior Secured Notes due 2005 ("the Senior Notes") receivable of $145,000,000 at
                  December 31, 2000 and March 31, 2001) (a) ....................    $145,936,000          $151,555,000
                                                                                    ============          ============
         Total Liabilities and Capital (including $145,000,000 of
                  Senior Notes) ................................................    $145,936,000          $151,555,000
                                                                                    ============          ============

                                                                                       Three Months Ended March 31,
                                                                                        2000                  2001
                                                                                        ----                  ----

         Interest Income from THCR Holdings ....................................    $  5,619,000          $   5,619,000

         Interest Expense ......................................................    $  5,619,000          $   5,619,000
                                                                                    ------------          -------------

         Net Income ............................................................    $          -          $           -
                                                                                    ============          =============

     (a) THCR Enterprises, L.L.C., a New Jersey limited liability company ("THCR Enterprises") and wholly-owned subsidiary of THCR Holdings, purchased $35,500,000 of these Senior Notes.

(3) Other Assets

     Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City. At December 31, 2000 and March 31, 2001, other assets includes $8,014,000, which Plaza Associates estimates will be recoverable on the settlement of the appeal.

(4) Trump World's Fair Closing

     On October 4, 1999, THCR closed Trump World's Fair. In addition to closing costs recorded at December 31, 1999, costs of $482,000 were recorded during the three months ended March 31, 2000.

(5) Recent Accounting Pronouncement

     In January 2001, the Emerging Issues Task Force (EITF) reached a consensus on certain issues within Issue No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future," (EITF 00-22). Application of EITF 00-22 is required for interim and annual periods ending after February 15, 2001. EITF 00-22 requires volume-based cash rebates to be classified as a reduction of revenue. Accordingly, such rebates have been classified as promotional allowances. THCR previously classified these expenditures as a gaming expense. Prior period amounts have been reclassified to conform with the current presentation.

(6) Subsequent Event

     On April 27, 2001, Trump Indiana entered into a loan agreement with a bank group for $27,500,000. Proceeds from the loan were used to pay off maturing debt for the vessel, the hotel, the $5,000,000 bridge loan and provide working capital. The new debt will bear a fixed rate of interest of 8.85% for the first $10,000,000 of the loan, and a floating rate will apply to the balance of the loan. The initial rate on the floating portion will be a blended 7.86%. The loan will amortize over 84 months at a fixed amount per month and will mature with a balloon payment payable at the end of 60 months.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

Capital Resources and Liquidity

     Cash flows from operating activities are THCR's principal source of liquidity. THCR and its subsidiaries anticipate having sufficient liquidity to meet their obligations during 2001. Cash flow is managed based upon the seasonality of the operations. Any excess cash flow achieved from operations during peak periods is utilized to subsidize non-peak periods when necessary.

     Capital expenditures for THCR were $5,604,000 and $4,265,000 for the three months ended March 31, 2000 and 2001, respectively.

     On April 27, 2001, Trump Indiana entered into a loan agreement with a bank group for $27.5 million. Proceeds from the loan were used to pay off maturing debt for the vessel, the hotel, the $5 million bridge loan and provide working capital. The new debt will bear a fixed rate of interest of 8.85% for the first $10 million of the loan, and a floating rate will apply to the balance of the loan. The initial rate on the floating portion will be a blended 7.86%. The loan will amortize over 84 months at a fixed amount per month and will mature at the end of 60 months.

     The indenture governing the Senior Notes (the "Senior Note Indenture") restricts the ability of THCR Holdings and its subsidiaries to make distributions to partners or pay dividends, as the case may be, unless certain financial ratios are achieved. Further, given the rapidly changing competitive environment, THCR's future operating results are conditional and could fluctuate significantly.

     The indentures of Trump AC and Castle Associates restrict their ability to make distributions to THCR Holdings. Therefore, the ability of THCR Holdings to service its debt is dependent on the successful operations of Trump Indiana, other future operations and the permitted distributions from Trump AC and Castle Associates.

The ability of THCR to repay its long-term debt when due will depend on the ability of Plaza Associates, Taj Associates, Castle Associates and Trump Indiana to generate cash from operations sufficient for such purposes or on the ability of THCR to refinance such indebtedness. Cash flow from operations may not be sufficient to repay a substantial portion of the principal amount of the indebtedness upon maturity. The future operating performance and the ability to refinance such indebtedness will be subject to the then prevailing economic conditions, industry conditions and numerous other financial, business and other factors, many of which are unforseeable and/or beyond the control of THCR. There can be no assurance that the future operating performance of Plaza Associates, Taj Associates, Castle Associates or Trump Indiana will be sufficient to meet these repayment obligations or that the general state of the economy, the status of the capital markets generally, or the receptiveness of the capital markets to the gaming industry will be conducive to refinancing or other attempts to raise capital on favorable terms, or at all.

     In addition, the ability of (i) Plaza Associates and Taj Associates (through Trump AC) and (ii) Castle Associates to make payments of dividends or distributions to THCR Holdings may be restricted by the rules and regulations promulgated by the New Jersey Casino Control Commission. Similarly, the ability of Trump Indiana to make payments of dividends or distributions to THCR Holdings may be restricted by the rules and regulations promulgated by the Indiana Gaming Commission.

Results of Operations: Operating Revenues and Expenses

     All business activities of THCR and THCR Holdings are conducted by Plaza Associates, Taj Associates, Castle Associates (d/b/a Trump Marina) and Trump Indiana.

     Comparison of Three-Month Periods Ended March 31, 2000 and 2001. The following tables include selected data of Plaza Associates, Taj Associates, Trump Indiana and Trump Marina.


                                                             Three Months Ended March 31, 2000
                                            ---------------------------------------------------------------------
                                              Plaza         Taj          Trump           Trump          THCR
                                            Associates   Associates     Indiana          Marina      Consolidated*
                                            ----------   ----------     -------         -------      -------------
Revenues:                                                         (dollars in millions)
 Gaming ...................................   $ 77.6      $  125.1      $  33.0         $  59.3        $ 295.0
 Other ....................................     17.7          24.5          2.2            12.5           56.9
                                              ------      --------      -------         -------        -------
  Gross Revenues ..........................     95.3         149.6         35.2            71.8          351.9
Less: Promotional Allowances ..............     12.5          16.8          1.1             8.0           38.5
                                              ------      --------      -------         -------        -------
  Net Revenues ............................     82.8         132.8         34.1            63.8          313.4
                                              ------      --------      -------         -------        -------
Costs and Expenses:
 Gaming ...................................     50.4          73.6         22.3            35.5          181.8
 General & Administrative .................     16.0          23.0          8.5            16.4           67.5
 Depreciation & Amortization ..............      4.4           9.1          1.8             4.3           19.7
 Other ....................................      5.2           8.0          1.7             3.2           18.1
                                              ------      --------      -------         -------        -------
  Total Costs and Expenses ................     76.0         113.7         34.3            59.4          287.1
                                              ------      --------      -------         -------        -------
Income from Operations ....................      6.8          19.1         (0.2)            4.4           26.3
                                              ------      --------      --------        --------       -------
Non-operating Income ......................      0.1           0.2            -             0.2            1.3
Interest Expense ..........................    (11.9)        (23.4)        (1.5)          (14.0)         (56.0)
                                              ------      --------      -------         -------        -------
  Total Non-operating Expense, Net ........    (11.8)        (23.2)        (1.5)          (13.8)         (54.7)
                                              ------      --------      -------         -------        -------
Loss in Joint Venture .....................        -             -         (0.7)              -           (0.7)
                                              ------      --------      --------        -------        -------
Loss Before Minority Interest .............  $  (5.0)     $   (4.1)     $  (2.4)        $  (9.4)         (29.1)
                                              ======      ========      =======         =======
Minority Interest .........................                                                               10.6
                                                                                                       -------
Net Loss ..................................                                                            $ (18.5)
                                                                                                       =======
*    Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.


                                                             Three Months Ended March 31, 2001
                                            ----------------------------------------------------------------------
                                              Plaza         Taj          Trump           Trump          THCR
                                            Associates   Associates     Indiana          Marina      Consolidated*
                                            ----------   ----------     -------         -------      -------------
Revenues:                                                         (dollars in millions)
 Gaming ...................................   $ 80.3      $  119.4      $  31.1         $  62.1        $ 293.0
 Other ....................................     17.5          24.3          2.3            12.6           56.6
                                              ------      --------      -------         -------        -------
  Gross Revenues ..........................     97.8         143.7         33.4            74.7          349.6
Less: Promotional Allowances ..............     13.1          15.8          0.8             9.0           38.8
                                              ------      --------      -------         -------        -------
  Net Revenues ............................     84.7         127.9         32.6            65.7          310.8
                                              ------      --------      -------         -------        -------
Costs and Expenses:
 Gaming ...................................     52.2          72.7         18.2            38.5          181.6
 General & Administrative .................     16.6          24.5          7.6            16.5           65.8
 Depreciation & Amortization ..............      4.1           8.5          1.9             4.3           18.9
 Other ....................................      4.5           8.5          1.7             2.6           17.2
                                              ------      --------      -------         -------        -------
  Total Costs and Expenses ................     77.4         114.2         29.4            61.9          283.5
                                              ------      --------      -------         -------        -------
Income from Operations ....................      7.3          13.7          3.2             3.8           27.3
                                              ------      --------      -------         -------        -------
Non-operating Income ......................      0.1           0.2          0.2             0.2            1.2
Interest Expense ..........................    (11.8)        (23.3)        (1.2)          (14.6)         (54.3)
                                              ------      --------      -------         -------        -------
  Total Non-operating Expense, Net ........    (11.7)        (23.1)        (1.0)          (14.4)         (53.1)
                                              ------      --------      -------         -------        -------
Loss in Joint Venture .....................        -             -         (0.8)              -           (0.8)
                                              ------      --------      -------         -------        -------
Income(Loss) Before Minority Int. .........   $ (4.4)     $   (9.4)     $   1.4         $ (10.6)         (26.6)
                                              ======      ========      =======         =======
Minority Interest .........................                                                                9.7
                                                                                                       -------
Net Loss ..................................                                                            $ (16.9)
                                                                                                       =======
*  Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.

                                                             Three Months Ended March 31, 2000
                                            ----------------------------------------------------------------------
                                              Plaza         Taj          Trump           Trump          THCR
                                            Associates   Associates     Indiana          Marina      Consolidated*
                                            ----------   ----------     -------         -------      -------------
Revenues:                                                         (dollars in millions)
Table Game Revenues ......................   $  23.3     $    42.1      $   7.4         $  13.6       $   86.4
Table Game Drop ..........................   $ 152.2     $   252.2      $  43.2         $  88.4       $  536.0
Table Win Percentage .....................      15.3%         16.7%        17.1%           15.3%          16.1%
Number of Table Games ....................        95           143           50              76            364
Slot Revenues ............................   $  54.3     $    77.8      $  25.6         $  45.6       $  203.3
Slot Handle ..............................   $ 695.3     $ 1,009.1      $ 400.1         $ 582.5       $2,687.0
Slot Win Percentage ......................       7.8%          7.7%         6.4%            7.8%           7.6%
Number of Slot Machines ..................     2,774         4,521        1,236           2,265         10,796
Other Gaming Revenues ....................       N/A     $     5.2          N/A         $   0.1       $    5.3
Total Gaming Revenues ....................   $  77.6     $   125.1      $  33.0         $  59.3       $  295.0

                                                             Three Months Ended March 31, 2001
                                            ----------------------------------------------------------------------
                                              Plaza         Taj          Trump           Trump          THCR
                                            Associates   Associates     Indiana          Marina      Consolidated*
                                            ----------   ----------     -------         -------      -------------
Revenues:                                                         (dollars in millions)
Table Game Revenues ......................   $  26.2     $    34.8      $   6.5         $  15.0       $   82.6
   Incr (Decr) over prior period .........   $   2.9     $    (7.3)     $  (0.9)        $   1.4       $   (3.8)
Table Game Drop ..........................   $ 140.9     $   239.8      $  37.8         $  91.6       $  510.1
   Incr (Decr) over prior period .........   $ (11.3)    $   (12.4)     $  (5.4)        $   3.2       $  (25.9)
Table Win Percentage .....................      18.6%         14.5%        17.3%           16.3%          16.2%
   Incr (Decr) over prior period .........   3.3 pts.     (2.2)pts.     0.2 pts.        1.0 pts.        0.1pts.
Number of Table Games ....................        98           143           52              76            369
   Incr (Decr) over prior period .........         3             -            2               -              5
Slot Revenues ............................   $  54.1     $    79.1      $  24.6         $  47.0       $  204.8
   Incr (Decr) over prior period .........   $  (0.2)    $     1.3      $  (1.0)        $   1.4       $    1.5
Slot Handle ..............................   $ 707.0     $ 1,037.1      $ 351.0         $ 612.9       $2,708.0
   Incr (Decr) over prior period .........   $  11.7     $    28.0      $ (49.1)        $  30.4       $   21.0
Slot Win Percentage ......................       7.7%          7.6%         7.0%            7.7%           7.6%
   Incr (Decr) over prior period .........  (0.1)pts.     (0.1)pts.      0.6pts.       (0.1)pts.        0.0pts.
Number of Slot Machines ..................     2,844         4,664        1,264           2,531         11,303
   Incr (Decr) over prior period .........        70           143           28             266            507
Other Gaming Revenues ....................       N/A     $     5.5          N/A         $   0.1       $    5.6
   Incr (Decr) over prior period .........       N/A     $     0.3          N/A         $     -       $    0.3
Total Gaming Revenues ....................   $  80.3     $   119.4      $  31.1         $  62.1       $  293.0
   Incr (Decr) over prior period .........   $   2.7     $    (5.7)     $  (1.9)        $   2.8       $   (2.0)

Gaming revenues are the primary source of THCR's revenues. Table games revenues represent the amount retained by THCR from amounts wagered at table games (table game drop). The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table win percentages were 15.4% and 15.2% for the quarters ended March 31, 2000 and March 31, 2001, respectively.

Table games revenue decreased $3.8 million or 4.4% to $82.6 million from the comparable period in 2000. A $7.3 million decrease in table games revenue at the Trump Taj Mahal Casino Resort (the "Taj Mahal"), primarily due to a lower table win percentage (14.5% in 2001 compared to 16.7% in 2000), was primarily offset by a $2.9 million increase at Trump Plaza Hotel and Casino ("Trump Plaza"), as a result of a 3.3% increase to 18.6% in table win percentage in 2001, and a $1.4 million increase at Trump Marina due to a higher table drop and table win percentage. Trump Indiana's table game revenues decreased $0.9 million due to a lower table drop and table win percentage.

Slot revenues increased $2.5 million at the three Atlantic City casinos, primarily due to increased slot handles which were offset with a slight decrease in slot win percentage. This increase was partially offset by Trump Indiana's slot revenue decrease of $1.0 million or 4.1% from the comparable period in 2000 due to a lower slot handle, partially offset by a 0.6% increase in slot win.

Gaming costs and expenses decreased $0.2 million to $181.6 million for the quarter ended March 31, 2001. The Taj Mahal's gaming costs decreased $0.9 million while Trump Plaza's gaming costs increased $1.8 million from the comparable period in 2000, due to changes in marketing and promotional expenses proportionate to their respective changes in gaming revenues. Trump Marina's gaming costs increased $3.0 million as a result of increased spending in promotional and complimentary marketing programs, which were incurred to stimulate gaming revenues. Trump Indiana's gaming costs decreased $4.1 million or 18.3% primarily due to decreased coin promotional expenses.

General and Administrative expenses were $65.8 million for the quarter ended March 31, 2001, a decrease of $1.7 million or 2.5% from $67.5 million for the comparable period in 2000. This decrease is primarily due to the reduction in corporate general and administrative expenses as a result of downsizing the New York corporate office and an aircraft lease termination in 2000, as well as decreased legal and lobbying costs in 2001.

During 2000, THCR Enterprises purchased an aggregate principal amount of $35.5 million of the Senior Notes, in consideration for an aggregate purchase price of $19.0 million, plus accrued and unpaid interest. The decrease in interest expense is primarily due to the elimination of interest expense associated with these notes.

Seasonality

The casino industry in Atlantic City and Indiana is seasonal in nature. Accordingly, the results of operations for the period ending March 31, 2001 are not necessarily indicative of the operating results for a full year.

Important Factors Relating to Forward-Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. All statements, trend analysis and other information contained in this Quarterly Report on Form 10-Q relative to THCR's performance, trends in THCR's operations or financial results, plans, expectations, estimates and beliefs, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. In connection with certain forward-looking statements contained in this Quarterly Report on Form 10-Q and those that may be made in the future by or on behalf of the Registrants, the Registrants note that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Quarterly Report were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Registrants. Accordingly, there can be no assurance that the forward-looking statements contained in this Quarterly Report will be realized or that actual results will not be significantly higher or lower. Readers of this Quarterly Report should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Registrants are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Quarterly Report. The inclusion of the forward-looking statements contained in this Quarterly Report should not be regarded as a representation by the Registrants or any other person that the forward-looking statements contained in the Quarterly Report will be achieved. In light of the foregoing, readers of this Quarterly Report are cautioned not to place undue reliance on the forward-looking statements contained herein.

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Management has reviewed the disclosure requirements for Item 3 and, based upon THCR, THCR Funding and THCR Holdings' current capital structure, scope of operations and financial statement structure, management believes that such disclosure is not warranted at this time. Since conditions may change, THCR, THCR Holdings and THCR Funding will periodically review their compliance with this disclosure requirement to the extent applicable.

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

     Various other legal proceedings are now pending against THCR. Except as set forth herein and in THCR's Annual Report on Form 10-K for the year ended December 31, 2000, THCR considers all such proceedings to be ordinary litigation incident to the character of its business and not material to its business or financial condition. THCR believes that the resolution of these claims, to the extent not covered by insurance, will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations of THCR.

From time to time, Plaza Associates, Taj Associates, Castle Associates and Trump Indiana may be involved in routine administrative proceedings involving alleged violations of certain provisions of the New Jersey Casino Control Act (the "Casino Control Act") and the Indiana Riverboat Gambling Act (the "Indiana Riverboat Act"), as the case may be. However, management believes that the final outcome of these proceedings will not, either individually or in the aggregate, have a material adverse effect on THCR or on the ability of Plaza Associates, Taj Associates, Castle Associates or Trump Indiana to otherwise retain or renew any casino or other licenses required under the Casino Control Act or the Indiana Riverboat Act, as the case may be, for the operation of Trump Plaza, the Taj Mahal, Trump Marina and the Trump Indiana Riverboat, respectively.

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS
     None.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

ITEM 5 -- OTHER INFORMATION

     The annual meeting of stockholders of THCR will be held on Tuesday, June 12, 2001, commencing at 2:00 P.M. (E.S.T.) at the Taj Mahal, located at 1000 Boardwalk, Atlantic City, New Jersey (the "Annual Meeting"). Holders of record, as of the close of business on April 13, 2001, of shares of THCR Common Stock and THCR Class B Common Stock will be requested to vote in person or by proxy at the Annual Meeting on the following proposals: (i) to elect four (4) directors to the Board of Directors of THCR; (ii) to ratify the appointment by THCR's Board of Directors of Arthur Andersen LLP as the independent auditors of THCR for the fiscal year ending December 31, 2001; and (iii) to act upon such other business as may properly come before the Annual Meeting or any adjournment or postponement thereof. A copy of THCR's Annual Report for the fiscal year ended December 31, 2000, proxy statement and proxy card for the Annual Meeting were first mailed or given to stockholders entitled to notice of, and to vote at, the Annual Meeting on or about April 30, 2001.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits: None.

     b. Current Reports on Form 8-K:

     The Registrants did not file any Current Reports on Form 8-K during the period beginning January 1, 2001 ending March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TRUMP HOTELS & CASINO RESORTS, INC.
                                         (Registrant)

Date: May 15, 2001
                                  By:/s/ FRANCIS X. MCCARTHY, JR.
                                  ----------------------------------------------
                                         Francis X. McCarthy, Jr.

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

                                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                         (Registrant)

Date: May 15, 2001                By: TRUMP HOTELS & CASINO RESORTS, INC.,
                                           its general partner


                                  By:/s/ FRANCIS X. MCCARTHY, JR.
                                  ----------------------------------------------
                                         Francis X. McCarthy, Jr.
                                         Executive Vice President of Finance and
                                         Chief Financial Officer
                                        (Duly Authorized Officer and
                                         Principal Financial Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
                                         (Registrant)

Date: May 15, 2001

                                  By:/s/ FRANCIS X.  MCCARTHY, JR.
                                  ----------------------------------------------
                                         Francis X. McCarthy, Jr.
                                         Executive Vice President of Finance and
                                         Chief Financial Officer
                                        (Duly Authorized Officer and Principal
                                         Financial Officer)