Form 10-Q
period 2001-06-30
TRUMP HOTELS & CASINO RESORTS INC
filed 2001-08-14
CIK 943320

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

                 For the quarterly period ended: June 30, 2001

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
(Address of principal executive offices)                   (Zip Code)

                                 (609) 441-8406
              (Registrant's telephone number, including area code)

                                 Not Applicable
   (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.   Yes  X    No ____
                                                     ---

  The number of outstanding shares of Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts, Inc. as of August 14, 2001 was 22,010,027.

  The number of outstanding shares of Class B Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts, Inc. as of August 14, 2001 was 1,000.

  The number of outstanding shares of Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts Funding, Inc. as of August 14, 2001 was 100.

================================================================================

                     TRUMP HOTELS & CASINO RESORTS, INC.,
                 TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                      AND
                  TRUMP HOTELS & CASINO RESORTS FUNDING, INC.


                              INDEX TO FORM 10-Q

PART I--FINANCIAL INFORMATION

ITEM 1--Financial Statements                                            Page No.
                                                                        --------
       Condensed Consolidated Balance Sheets of Trump Hotels
       & Casino Resorts, Inc. as of December 31, 2000 and
       June 30, 2001 (unaudited)......................................      1

       Condensed Consolidated Statements of Operations of Trump
       Hotels & Casino Resorts, Inc. for the Three and Six
       Months Ended June 30, 2000 and 2001 (unaudited)................      2

       Condensed Consolidated Statement of Stockholders' Equity
       of Trump Hotels & Casino Resorts, Inc. for the Six Months
       Ended June 30, 2001 (unaudited)................................      3

       Condensed Consolidated Statements of Cash Flows of Trump
       Hotels & Casino Resorts, Inc. for the Six Months Ended
       June 30, 2000 and 2001 (unaudited).............................      4

       Condensed Consolidated Balance Sheets of Trump Hotels &
       Casino Resorts Holdings, L.P. as of December 31, 2000 and
       June 30, 2001 (unaudited)......................................      5

       Condensed Consolidated Statements of Operations of Trump
       Hotels & Casino Resorts Holdings, L.P. for the Three and
       Six Months Ended June 30, 2000 and 2001 (unaudited)............      6

       Condensed Consolidated Statement of Partners' Capital of
       Trump Hotels & Casino Resorts Holdings, L.P. for the Six
       Months Ended June 30, 2001 (unaudited).........................      7

       Condensed Consolidated Statements of Cash Flows of Trump
       Hotels & Casino Resorts Holdings, L.P. for the Six Months
       Ended June 30, 2000 and 2001 (unaudited).......................      8

       Notes to Condensed Consolidated Financial Statements of
       Trump Hotels & Casino Resorts, Inc.,
       Trump Hotels & Casino Resorts Holdings, L.P. and Trump
       Hotels & Casino Resorts Funding, Inc. (unaudited)..............      9

ITEM 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................     11

ITEM 3 -- Quantitative and Qualitative Disclosures About Market Risk..     16

                      TRUMP HOTELS & CASINO RESORTS, INC.
                 TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                      AND
                  TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

                           INDEX TO FORM 10-Q CONT'D

                                                                 Page No.
                                                                 --------
PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings....................................     17
ITEM 2 -- Changes in Securities and Use of Proceeds............     17
ITEM 3 -- Defaults Upon Senior Securities......................     17
ITEM 4 -- Submission of Matters to a Vote of Security Holders..     17
ITEM 5 -- Other Information....................................     18
ITEM 6 -- Exhibits and Reports on Form 8-K.....................     18

SIGNATURES

Signature -- Trump Hotels & Casino Resorts, Inc................     19
Signature -- Trump Hotels & Casino Resorts Holdings, L.P.......     20
Signature -- Trump Hotels & Casino Resorts Funding, Inc........     21

                        PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      TRUMP HOTELS & CASINO RESORTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (dollars in thousands, except share data)

                                    ASSETS
                                                       December 31,   June 30,
                                                              2000        2001
                                                       -----------  ----------
                                                                    (unaudited)
CURRENT ASSETS:
 Cash and cash equivalents...........................  $    95,429  $  105,920
 Receivables, net....................................       52,715      45,054
 Inventories.........................................       12,324      11,850
 Due from affiliates, net............................        2,525         902
 Prepaid expenses and other current assets...........        9,941      15,113
                                                       -----------  ----------
  Total Current Assets...............................      172,934     178,839

INVESTMENT IN BUFFINGTON HARBOR, L.L.C...............       36,585      36,345
INVESTMENT IN TRUMP'S CASTLE PIK NOTES...............       90,101      97,755
PROPERTY AND EQUIPMENT, NET..........................    1,815,068   1,802,936
DEFERRED BOND AND LOAN ISSUANCE COSTS, NET...........       23,273      22,165
OTHER ASSETS (Note 3)................................       61,190      65,518
                                                       -----------  ----------

Total Assets.........................................  $ 2,199,151  $2,203,558
                                                       ===========  ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current maturities of long-term debt (Note 6).......  $    27,021  $   16,709
 Accounts payable and accrued expenses...............      147,639     160,929
 Accrued interest payable............................       29,967      29,986
                                                       -----------  ----------
     Total Current Liabilities.......................      204,627     207,624

LONG-TERM DEBT, net of current maturities (Note 6)...    1,827,023   1,866,685
OTHER LONG-TERM LIABILITIES..........................       25,455      26,008
                                                       -----------  ----------
Total Liabilities....................................    2,057,105   2,100,317
                                                       -----------  ----------

MINORITY INTEREST....................................       26,897      12,706

STOCKHOLDERS' EQUITY:
 Common Stock, $.01 par value, 75,000,000 shares
  authorized, 24,206,756 issued; 22,010,027
  outstanding........................................          242         242
 Class B Common Stock, $.01 par value, 1,000 shares
  authorized, issued and outstanding.................            -           -
 Additional Paid in Capital..........................      455,645     455,645
 Accumulated Deficit.................................     (320,538)   (345,152)
 Less treasury stock at cost, 2,196,729 shares.......      (20,200)    (20,200)
                                                       -----------  ----------
Total Stockholders' Equity...........................      115,149      90,535
                                                       -----------  ----------

Total Liabilities and Stockholders' Equity...........  $ 2,199,151  $2,203,558
                                                       ===========  ==========

  The accompanying notes are an integral part of these condensed consolidated balance sheets

                      TRUMP HOTELS & CASINO RESORTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 2001
                                  (unaudited)
                   (dollars in thousands, except share data)

                                                  Three Months Ended         Six Months Ended
                                                        June 30                   June 30
                                               ------------------------   -------------------------
                                                   2000         2001         2000          2001
                                                   ----         ----         ----          ----
REVENUES:
 Gaming......................................  $   312,545   $  309,168   $   607,566   $   602,146
 Rooms.......................................       20,036       20,871        38,031        38,937
 Food and Beverage...........................       33,259       32,404        64,092        63,388
 Other.......................................       10,200        9,399        18,258        16,991
                                               -----------   ----------   -----------   -----------
 Gross Revenues..............................      376,040      371,842       727,947       721,462
 Less -- Promotional allowances (Note 5).....       43,832       41,364        82,293        80,130
                                               -----------   ----------   -----------   -----------
 Net Revenues................................      332,208      330,478       645,654       641,332
                                               -----------   ----------   -----------   -----------

COSTS AND EXPENSES:
 Gaming (Note 5).............................      184,039      184,323       365,882       365,936
 Rooms.......................................        8,211        8,017        15,643        15,359
 Food and Beverage...........................       11,905       11,289        22,039        21,165
 General and Administrative..................       72,420       66,020       139,918       131,797
 Depreciation and Amortization...............       18,633       18,645        38,355        37,520
 Trump World's Fair Closing (Note 4).........          254            -           736             -
                                               -----------   ----------   -----------   -----------
                                                   295,462      288,294       582,573       571,777
                                               -----------   ----------   -----------   -----------
  Income from operations.....................       36,746       42,184        63,081        69,555
                                               -----------   ----------   -----------   -----------

NON-OPERATING INCOME AND (EXPENSES):
 Interest income.............................        1,494        1,017         3,258         2,099
 Interest expense............................      (54,987)     (54,934)     (111,019)     (109,287)
 Other non-operating income (expense)........          (38)         296          (508)          426
                                               -----------   ----------   -----------   -----------
                                                   (53,531)     (53,621)     (108,269)     (106,762)
                                               -----------   ----------   -----------   -----------

Loss before equity in loss of Buffington
Harbor, L.L.C., and minority interest........      (16,785)     (11,437)      (45,188)      (37,207)

 Equity in loss of Buffington Harbor, L.L.C..         (812)        (800)       (1,532)       (1,598)
 Minority Interest...........................        6,436        4,475        17,086        14,191
                                               -----------   ----------   -----------   -----------
Loss before extraordinary item...............      (11,161)      (7,762)      (29,634)      (24,614)
 Extraordinary gain ($13,067) net of
 minority interest ($4,779) (Note 2).........        8,288            -         8,288             -
                                               -----------   ----------   -----------   -----------

NET LOSS.....................................  $    (2,873)  $   (7,762)  $   (21,346)  $   (24,614)
                                               ===========   ==========   ===========   ===========

Basic and diluted loss per share before
 extraordinary item..........................  $      (.51)  $     (.35)  $     (1.34)  $     (1.12)
 Extraordinary item..........................          .38            -           .38             -
                                               -----------   ----------   -----------   -----------
Basic and diluted loss per share.............  $      (.13)  $     (.35)  $      (.97)  $     (1.12)
                                               ===========   ==========   ===========   ===========

Average number of shares outstanding.........   22,065,562   22,010,027    22,072,409    22,010,027
                                               ===========   ==========   ===========   ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      TRUMP HOTELS & CASINO RESORTS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                  (unaudited)
                             (dollars in thousands)

                                   Number of Shares
                                   ----------------
                                                          Common    Additional
                                                Class B    Stock     Paid in    Accumulated    Treasury
                                   Common       Common    Amount     Capital      Deficit        Stock      Total
                                   ------       ------    ------     -------      -------        -----      -----
Balance, December 31, 2000..     24,206,756      1,000    $  242    $  455,645  $  (320,538)  $ (20,200)  $ 115,149

Net Loss....................              -          -         -             -      (24,614)          -     (24,614)
                                 ----------     ------    ------    ----------  -----------   ---------   ---------

Balance, June 30, 2001......     24,206,756      1,000    $  242    $  455,645  $  (345,152)  $ (20,200)  $  90,535
                                 ==========     ======    ======    ==========  ===========   =========   =========

   The accompanying notes are an integral part of this condensed consolidated financial statement.

                      TRUMP HOTELS & CASINO RESORTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 2001
                                  (unaudited)
                            (dollars in thousands)

                                                                                         2000         2001
                                                                                         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss..........................................................................  $   (21,346)  $   (24,614)
Adjustments to reconcile net loss to net cash flows from operating activities:
   Extraordinary gain, net of minority interest...................................       (8,288)            -
   Issuance of debt in exchange for accrued interest..............................        7,339         8,392
   Non-cash increase in Trump's Castle PIK Notes..................................       (6,693)       (7,654)
   Equity in loss of Buffington Harbor, L.L.C.....................................        1,532         1,598
   Depreciation and amortization..................................................       38,355        37,520
   Minority interest in net loss..................................................      (17,086)      (14,191)
   Accretion of discounts on mortgage notes.......................................        2,774         3,153
   Amortization of deferred loan costs............................................        3,284         2,944
   Provision for losses on receivables............................................        2,947         4,079
   Valuation allowance of CRDA investments and amortization of Indiana
     gaming costs.................................................................        4,439         3,585
   Loss (gain) on disposition of property.........................................          464          (423)
   (Increase) decrease in receivables.............................................       (2,445)        3,582
   (Increase) decrease in inventories.............................................          (17)          474
   Increase in other current assets...............................................       (3,349)       (5,163)
   Decrease in due from affiliates................................................       25,022         1,623
   Increase  in other assets......................................................       (1,207)         (668)
   Increase in accounts payable and accrued expenses..............................       14,575        13,171
   (Decrease) increase in accrued interest payable................................          (93)           19
   Increase (decrease)  in other long-term liabilities............................          118          (115)
                                                                                    -----------   -----------
      Net cash flows provided by operating activities.............................       40,325        27,312
                                                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment, net........................................      (10,205)       (6,807)
   Investment in Buffington Harbor, L.L.C.........................................         (249)       (1,358)
   CRDA Investments...............................................................       (6,602)       (6,575)
                                                                                    -----------   -----------
      Net cash flows used in investing activities.................................      (17,056)      (14,740)
                                                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from additional borrowings............................................            -        27,500
   Payment of long-term debt......................................................      (20,591)      (27,746)
   Loan costs from additional borrowing...........................................            -        (1,835)
                                                                                    -----------   -----------
      Net cash flows used in financing activities.................................      (20,591)       (2,081)
                                                                                    -----------   -----------

      Net increase in cash and cash equivalents...................................        2,678        10,491

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..................................      104,026        95,429
                                                                                    -----------   -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD........................................  $   106,704   $   105,920
                                                                                    ===========   ===========

CASH INTEREST PAID................................................................  $   104,930   $   102,673
                                                                                    ===========   ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Purchase of property and equipment under capital lease obligations................  $     7,328   $    18,049
                                                                                    ===========   ===========
Exchange of THCR Common Stock to treasury stock...................................  $       203   $         -
                                                                                    ===========   ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                     ASSETS
                                                            December 31,     June 30,
                                                               2000            2001
                                                            -----------     ----------
                                                                            (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents.........................         $   95,425     $  105,916
  Receivables, net..................................             52,715         45,054
  Inventories.......................................             12,324         11,850
  Due from affiliates, net..........................              2,525            902
  Prepaid expenses and other current assets.........              9,941         15,113
                                                             ----------     ----------
      Total Current Assets..........................            172,930        178,835

INVESTMENT IN BUFFINGTON HARBOR, L.L.C..............             36,585         36,345
INVESTMENT IN TRUMP'S CASTLE PIK NOTES..............             90,101         97,755
PROPERTY AND EQUIPMENT, NET.........................          1,815,068      1,802,936
DEFERRED BOND AND LOAN ISSUANCE COSTS, NET..........             23,273         22,165
OTHER ASSETS (Note 3)...............................             61,190         65,518
                                                             ----------     ----------

Total Assets........................................         $2,199,147     $2,203,554
                                                             ==========     ==========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Current maturities of long-term debt (Note 6).....         $   27,021     $   16,709
  Accounts payable and accrued expenses.............            147,639        160,929
  Accrued interest payable..........................             29,967         29,986
                                                             ----------     ----------
      Total Current Liabilities.....................            204,627        207,624

LONG-TERM DEBT, net of current maturities (Note 6)..          1,827,023      1,866,685
OTHER LONG-TERM LIABILITIES.........................             25,455         26,008
                                                             ----------     ----------
Total Liabilities...................................          2,057,105      2,100,317
                                                             ----------     ----------

PARTNERS' CAPITAL:
Partners' capital...................................            652,503        652,503
Accumulated deficit.................................           (490,261)      (529,066)
Less stock of THCR..................................            (20,200)       (20,200)
                                                             ----------     ----------
Total Partners' Capital.............................            142,042        103,237
                                                             ----------     ----------

Total Liabilities and Partners' Capital.............         $2,199,147     $2,203,554
                                                             ==========     ==========

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 2001
                                  (unaudited)
                            (dollars in thousands)

                                                                   Three Months Ended        Six Months Ended
                                                                         June 30,                June 30,
                                                                  ---------------------   ---------------------
                                                                      2000        2001        2000        2001
                                                                      ----        ----        ----        ----
REVENUES:
 Gaming..................................................         $ 312,545   $ 309,168   $ 607,566   $ 602,146
 Rooms...................................................            20,036      20,871      38,031      38,937
 Food and Beverage.......................................            33,259      32,404      64,092      63,388
 Other...................................................            10,200       9,399      18,258      16,991
                                                                  ---------   ---------   ---------   ---------
 Gross Revenues..........................................           376,040     371,842     727,947     721,462
 Less -- Promotional allowances (Note 5).................            43,832      41,364      82,293      80,130
                                                                  ---------   ---------   ---------   ---------
 Net Revenues............................................           332,208     330,478     645,654     641,332
                                                                  ---------   ---------   ---------   ---------

COSTS AND EXPENSES:
 Gaming (Note 5).........................................           184,039     184,323     365,882     365,936
 Rooms...................................................             8,211       8,017      15,643      15,359
 Food and Beverage.......................................            11,905      11,289      22,039      21,165
 General and Administrative..............................            72,420      66,020     139,918     131,797
 Depreciation and Amortization...........................            18,633      18,645      38,355      37,520
 Trump World's Fair Closing (Note 4).....................               254           -         736           -
                                                                  ---------   ---------   ---------   ---------
                                                                    295,462     288,294     582,573     571,777
                                                                  ---------   ---------   ---------   ---------
 Income from operations..................................            36,746      42,184      63,081      69,555
                                                                  ---------   ---------   ---------   ---------

NON-OPERATING INCOME AND (EXPENSES):
 Interest income.........................................             1,494       1,017       3,258       2,099
 Interest expense........................................           (54,987)    (54,934)   (111,019)   (109,287)
 Other non-operating income (expense)....................               (38)        296        (508)        426
                                                                  ---------   ---------   ---------   ---------
                                                                    (53,531)    (53,621)   (108,269)   (106,762)
                                                                  ---------   ---------   ---------   ---------

Loss before equity in loss of Buffington Harbor, L.L.C...           (16,785)    (11,437)    (45,188)    (37,207)
Equity in loss of Buffington Harbor, L.L.C...............              (812)       (800)     (1,532)     (1,598)
                                                                  ---------   ---------   ---------   ---------

Loss before extraordinary item...........................           (17,597)    (12,237)    (46,720)    (38,805)
Extraordinary gain (Note 2)..............................            13,067           -      13,067           -
                                                                  ---------   ---------   ---------   ---------

NET LOSS.................................................         $  (4,530)  $ (12,237)  $ (33,653)  $ (38,805)
                                                                  =========   =========   =========   =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
             CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                    FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                  (unaudited)
                            (dollars in thousands)


                              Partners'    Accumulated     THCR
                               Capital       Deficit    Common Stock    Total
                               -------       -------    ------------    -----

Balance, December 31, 2000..  $ 652,503    $ (490,261)    $ (20,200)  $ 142,042

Net Loss....................          -       (38,805)            -     (38,805)
                              ---------    ----------     ---------   ---------

Balance, June 30, 2001......  $ 652,503    $ (529,066)    $ (20,200)  $ 103,237
                              =========    ==========     =========   =========


   The accompanying notes are an integral part of this condensed consolidated financial statement.

                 TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 2001
                                  (unaudited)
                            (dollars in thousands)

                                                                                            2000          2001
                                                                                            ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss..............................................................................   $ (33,653)    $ (38,805)
Adjustments to reconcile net loss to net cash flows from operating activities:
     Extraordinary gain, net of minority interest.....................................     (13,067)            -
     Issuance of debt in exchange for accrued interest................................       7,339         8,392
     Non-cash increase in Trump's Castle PIK Notes....................................      (6,693)       (7,654)
     Equity in loss of Buffington Harbor,  L.L.C......................................       1,532         1,598
     Depreciation and amortization....................................................      38,355        37,520
     Accretion of discounts on mortgage notes.........................................       2,774         3,153
     Amortization of deferred loan costs..............................................       3,284         2,944
     Provision for losses on receivables..............................................       2,947         4,079
     Valuation allowance of CRDA investments and amortization of Indiana
        gaming costs..................................................................       4,439         3,585
     Loss(gain) on disposition of property............................................         464          (423)
     (Increase) decrease in receivables...............................................      (2,445)        3,582
     (Increase) decrease in inventories...............................................         (17)          474
     Increase in other current assets.................................................      (3,349)       (5,163)
     Decrease in due from affiliates..................................................      25,022         1,623
     Increase in other assets.........................................................      (1,207)         (668)
     Increase in accounts payable and accrued expenses................................      14,575        13,171
     (Decrease) increase in accrued interest payable..................................         (93)           19
     Increase (decrease) in other long-term liabilities...............................         118          (115)
                                                                                         ---------     ---------
          Net cash flows provided by operating activities.............................      40,325        27,312
                                                                                         ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment, net..........................................     (10,205)       (6,807)
     Investment in Buffington Harbor, L.L.C...........................................        (249)       (1,358)
     CRDA Investments.................................................................      (6,602)       (6,575)
                                                                                         ---------     ---------
          Net cash flows used in investing activities.................................     (17,056)      (14,740)
                                                                                         ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from additional borrowings..............................................           -        27,500
     Payment of long-term debt........................................................     (20,591)      (27,746)
     Loan costs from additional borrowing.............................................           -        (1,835)
                                                                                         ---------     ---------
          Net cash flows used in financing activities.................................     (20,591)       (2,081)
                                                                                         ---------     ---------

Net increase in cash and cash equivalents.............................................       2,678        10,491

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......................................     104,022        95,425
                                                                                         ---------     ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD............................................   $ 106,700     $ 105,916
                                                                                         =========     =========

CASH INTEREST PAID....................................................................   $ 104,930     $ 102,673
                                                                                         =========     =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Purchase of property and equipment under capital lease obligations....................   $   7,328     $  18,049
                                                                                         =========     =========
Exchange of THCR Common Stock to treasury stock.......................................   $     203     $       -
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

(1) Organization and Operations

       The accompanying condensed consolidated financial statements include those of Trump Hotels & Casino Resorts, Inc., a Delaware corporation ("THCR"), Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings"), and Subsidiaries (as defined). THCR Holdings is currently owned approximately 63.4% by THCR, as both a general and limited partner, and approximately 36.6% by Donald J. Trump ("Trump"), as a limited partner. Trump's limited partnership interest in THCR Holdings represents his economic interests in the assets and operations of THCR Holdings. Such limited partnership interest is convertible at Trump's option into 13,918,723 shares of THCR's common stock, par value $.01 per share (the "THCR Common Stock") (subject to certain adjustments), and if converted, would give Trump ownership of 42.3% of the THCR Common Stock (including his current personal share ownership) or 43.8% (assuming currently exercisable options held by Trump were exercised). Accordingly, the accompanying condensed consolidated financial statements include those of (i) THCR and its 63.4% owned subsidiary, THCR Holdings, and (ii) THCR Holdings and its wholly owned subsidiaries.

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

       The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted.

       These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 2000 filed with the SEC.

       The casino industry in Atlantic City and Indiana is seasonal in nature. Accordingly, results of operations for the period ended June 30, 2001 are not necessarily indicative of the operating results for a full year.

       THCR, THCR Holdings and Trump Hotels & Casino Resorts Funding, Inc., a Delaware corporation ("THCR Funding"), have no operations and their ability to service their debt is dependent on the successful operations of the following subsidiaries of THCR Holdings (the "Subsidiaries"): (i) Trump Atlantic City Associates, a New Jersey general partnership ("Trump AC"), which is comprised of Trump Taj Mahal Associates, a New Jersey general partnership ("Taj Associates"), and Trump Plaza Associates, a New Jersey general partnership ("Plaza Associates"); (ii) Trump Indiana, Inc., a Delaware corporation ("Trump Indiana"); and (iii) Trump's Castle Associates, L.P. , a New Jersey limited partnership ("Castle Associates") d/b/a Trump Marina Hotel Casino ("Trump Marina"). THCR, through THCR Holdings and its subsidiaries, is the exclusive vehicle through which Trump engages in new gaming activities in emerging and established gaming jurisdictions.

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

(2) Financial Information

        Financial information relating to THCR Funding is as follows:

                                                                           December 31,     June 30,
                                                                               2000            2001
                                                                           ------------    -----------
                                                                                           (unaudited)
        Total Assets (including THCR Holdings' 15 1/2% Senior Secured
               Notes due 2005 ("the Senior Notes") receivable of
               $145,000,000 at December 31, 2000 and
               June 30, 2001) (a).......................................  $145,936,000     $145,936,000
                                                                          ============     ============

        Total Liabilities and Capital (including $145,000,000 of
               Senior Notes)...........................................   $145,936,000     $145,936,000
                                                                          ============     ============
                                                                            Six Months Ended June 30,
                                                                               2000            2001
                                                                               ----            ----
        Interest Income from THCR Holdings.............................    $ 11,238,000    $11,238,000

        Interest Expense...............................................    $ 11,238,000    $11,238,000
                                                                           ------------    -----------

        Net Income.....................................................    $          -    $         -
                                                                           ============    ===========

     (a) During 2000, THCR Enterprises, L.L.C., a New Jersey limited liability company ("THCR Enterprises") and wholly-owned subsidiary of THCR Holdings, purchased $35,500,000 of these Senior Notes. For the three and six months ended June 30, 2000, an extraordinary gain of $13,067,000 was recorded, net of a writetown of deferred loan costs of $1,403,000 which was adjusted to $8,288,000 after minority interest of $4,779,000.

(3) Other Assets

        Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City. At December 31, 2000 and June 30, 2001, other assets include $8,014,000, which Plaza Associates estimates will be recoverable on the settlement of the appeal.

(4) Trump World's Fair Closing

        On October 4, 1999, THCR closed Trump World's Fair. In addition to closing costs recorded at December 31, 1999, costs of $736,000 were recorded during the six months ended June 30, 2000.

(5) Volume Based Cash Rebates

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

(6) Trump Indiana Note Payable

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

(7) Recent Accounting Pronouncement

        In July 2001, the FASB issued Statement No. 141 "Business Combinations" ("SFAS 141") and Statement No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are complete after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001 that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. THCR is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not yet determined the effects of these changes on THCR's financial position or results of operations.

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

        Capital expenditures for THCR were $10,205,000 and $6,807,000 for the six months ended June 30, 2000 and 2001, respectively.

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

        On June 19, 2001, the joint venture set up to construct a covered parking garage to be used by Trump Indiana and The Majestic Star Casino, LLC ("Majestic") consummated its financing to construct a 2,000 space covered parking facility and related infrastructure on a 10.6 acre parcel of land adjacent to Buffington Harbor in Gary, Indiana. The parking facility, including the land acquisition, has an estimated cost of $37,900,000 of which Trump Indiana and Majestic have invested $17,000,000 in advanced lease payments and $20,900,000 has been funded through a loan obtained by the parking garage joint venture.

        The indenture governing the Senior Notes (the "Senior Note Indenture") restricts the ability of THCR Holdings and its subsidiaries to make distributions to partners or pay dividends, as the case may be, unless certain financial ratios are achieved. Further, given the rapidly changing competitive environment, THCR's future operating results are uncertain and could fluctuate significantly.

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

     Comparison of Three-Month Periods Ended June 30, 2000 and 2001. The following tables include selected data of Plaza Associates, Taj Associates, Trump Indiana and Trump Marina.

                                                               Three Months Ended June 30, 2000
                                                ----------------------------------------------------------------
                                                   Plaza         Taj         Trump       Trump          THCR
                                                Associates    Associates    Indiana      Marina    Consolidated*
                                                ----------    ----------    -------      ------    -------------
Revenues:                                                              (dollars in millions)
Gaming.....................................       $  81.5      $  134.2      $ 29.7      $ 67.1       $  312.5
Other......................................          18.3          27.6         2.2        15.4           63.5
                                                  -------      --------      ------      ------       --------
Gross Revenues.............................          99.8         161.8        31.9        82.5          376.0
Less: Promotional Allowances...............          13.3          19.7         0.9         9.9           43.8
                                                  -------      --------      ------      ------       --------
Net Revenues...............................          86.5         142.1        31.0        72.6          332.2
                                                  -------      --------      ------      ------       --------
Costs and Expenses:
Gaming.....................................          52.2          73.4        19.1        39.3          184.0
Other......................................           5.7           9.0         1.5         4.3           20.5
General & Administrative...................          19.1          27.2         7.5        16.8           72.4
Depreciation & Amortization................           3.3           9.2         1.8         4.3           18.6
                                                  -------      --------      ------      ------       --------
Total Costs and Expenses...................          80.3         118.8        29.9        64.7          295.5
                                                  -------      --------      ------      ------       --------
Income from Operations.....................           6.2          23.3         1.1         7.9           36.7
                                                  -------      --------      ------      ------       --------
Non-operating Income.......................           0.1           0.3         0.1         0.3            1.5
Interest Expense...........................         (11.8)        (23.3)       (1.4)      (14.1)         (55.0)
                                                  -------      --------      ------      ------       --------
Total Non-operating Expense, Net...........         (11.7)        (23.0)       (1.3)      (13.8)         (53.5)
                                                  -------      --------      ------      ------       --------
Loss in Joint Venture......................             -             -        (0.8)          -           (0.8)
Extraordinary gain, net....................             -             -           -           -            8.3
                                                  -------      --------      ------      ------       --------
Income (Loss) Before Minority Interest.....       $  (5.5)     $    0.3      $ (1.0)     $ (5.9)          (9.3)
                                                  =======      ========      ======      ======
Minority Interest..........................                                                                6.4
                                                                                                      --------
Net Loss...................................                                                           $   (2.9)
                                                                                                      ========

*Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.

                                                               Three Months Ended June 30, 2001
                                                ----------------------------------------------------------------
                                                   Plaza         Taj         Trump       Trump          THCR
                                                Associates    Associates    Indiana      Marina    Consolidated*
                                                ----------    ----------    -------      ------    -------------
Revenues:                                                              (dollars in millions)
Gaming.....................................       $  80.7      $  132.5      $ 31.5      $ 64.4       $  309.2
Other......................................          18.3          27.0         2.3        15.2           62.7
                                                  -------      --------      ------      ------       --------
Gross Revenues.............................          99.0         159.5        33.8        79.6          371.9
Less: Promotional Allowances...............          12.9          17.7         0.8        10.0           41.4
                                                  -------      --------      ------      ------       --------
Net Revenues...............................          86.1         141.8        33.0        69.6          330.5
                                                  -------      --------      ------      ------       --------
Costs and Expenses:
Gaming.....................................          51.9          74.0        19.1        39.4          184.3
Other......................................           4.9           9.3         1.6         3.5           19.4
General & Administrative...................          17.1          24.7         6.9        16.5           66.0
Depreciation & Amortization................           4.2           8.3         1.9         4.2           18.6
                                                  -------      --------      ------      ------       --------
Total Costs and Expenses...................          78.1         116.3        29.5        63.6          288.3
                                                  -------      --------      ------      ------       --------
Income from Operations.....................           8.0          25.5         3.5         6.0           42.2
                                                  -------      --------      ------      ------       --------
Non-operating Income.......................           0.5           0.3         0.2         0.2            1.3
Interest Expense...........................         (12.2)        (23.3)       (1.3)      (14.8)         (55.0)
                                                  -------      --------      ------      ------       --------
Total Non-operating Expense, Net...........         (11.7)        (23.0)       (1.1)      (14.6)         (53.7)
                                                  -------      --------      ------      ------       --------
Loss in Joint Venture......................             -             -        (0.8)          -           (0.8)
                                                  -------      --------      ------      ------       --------
Income(Loss) Before Minority Interest......       $  (3.7)     $    2.5      $  1.6      $ (8.6)         (12.3)
                                                  =======      ========      ======      ======
Minority Interest..........................                                                                4.5
                                                                                                      --------
Net Loss...................................                                                           $   (7.8)
                                                                                                      ========

* Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.

                                                                        Three Months Ended June 30, 2000
                                                -------------------------------------------------------------------------------
                                                   Plaza           Taj              Trump           Trump              THCR
                                                Associates      Associates         Indiana          Marina        Consolidated*
                                                ----------      ----------         -------          ------        -------------
Revenues:                                                                   (dollars in millions)
Table Game Revenues........................      $   24.3        $    46.2         $   6.9          $ 18.2          $    95.7
Table Game Drop............................      $  161.1        $   269.3         $  40.7          $111.3          $   582.4
Table Win Percentage.......................          15.1%            17.2%           17.0%           16.4%              16.4%
Number of Table Games......................            96              143              50              76                365
Slot Revenues..............................      $   57.2        $    82.7         $  22.8          $ 48.4          $   211.1
Slot Handle................................      $  721.4        $ 1,069.1         $ 359.7          $612.3          $ 2,762.5
Slot Win Percentage........................           7.9%             7.7%            6.3%            7.9%               7.6%
Number of Slot Machines....................         2,851            4,572           1,250           2,340             11,013
Other Gaming Revenues......................             -        $     5.3               -          $  0.5          $     5.7
Total Gaming Revenues......................      $   81.5        $   134.2         $  29.7          $ 67.1          $   312.5

                                                                       Three Months Ended June 30, 2001
                                                -------------------------------------------------------------------------------
                                                   Plaza            Taj             Trump          Trump              THCR
                                                Associates       Associates        Indiana         Marina         Consolidated*
                                                ----------       ----------        -------         ------         -------------
Revenues:                                                                     (dollars in millions)
Table Game Revenues........................      $   22.2        $    42.7         $   6.3         $  14.1          $    85.3
  Incr (Decr) over prior period............      $   (2.1)       $    (3.5)        $  (0.6)        $  (4.1)         $   (10.4)
Table Game Drop............................      $  141.3        $   245.3         $  37.4         $  93.0          $   517.0
  Incr (Decr) over prior period............      $  (19.8)       $   (24.0)        $  (3.3)        $ (18.3)         $   (65.4)
Table Win Percentage.......................          15.7%            17.4%           16.9%           15.2%              16.5%
  Incr (Decr) over prior period............           0.6 pts.         0.2  pts.      (0.1) pts.      (1.2) pts.          0.1 pts.
Number of Table Games......................            99              143              52              79                373
  Incr (Decr) over prior period............             3                -               2               3                  8
Slot Revenues..............................      $   58.5        $    84.3         $  25.2         $  50.1          $   218.2
  Incr (Decr) over prior period............      $    1.3        $     1.6         $   2.4         $   1.7          $     7.1
Slot Handle................................      $  768.8        $ 1,100.9         $ 341.6         $ 642.6          $ 2,853.9
  Incr (Decr) over prior period............      $   47.4        $    31.8         $ (18.1)        $  30.3          $    91.4
Slot Win Percentage........................           7.6%             7.7%            7.4%            7.8%               7.6%
  Incr (Decr) over prior period............          (0.3) pts.        0.0  pts.        1.1 pts.      (0.1) pts.       0.0 pts.
Number of Slot Machines....................         2,839            4,597           1,281           2,524             11,241
  Incr (Decr) over prior period............           (12)              25              31             184                228
Other Gaming Revenues......................             -        $     5.5               -         $   0.2          $     5.7
  Incr (Decr) over prior period............             -        $     0.2               -         $  (0.3)         $    (0.0)
Total Gaming Revenues......................      $   80.7        $   132.5         $  31.5         $  64.4          $   309.2
  Incr (Decr) over prior period............      $   (0.8)       $    (1.7)        $   1.8         $  (2.7)         $    (3.3)

     Gaming revenues are the primary source of THCR's revenues. Table games revenues represent the amount retained by THCR from amounts wagered at table games (table game drop). The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table win percentages were 16.3% and 15.4% for the quarters ended June 30, 2000 and June 30, 2001, respectively.

     Table games revenues decreased $10.4 million or 10.9% to $85.3 million for the three months ended June 30, 2001 from $95.7 million in the comparable period in 2000. Decreased table drop at all four properties primarily contributed to the decrease in revenues. Trump Taj Mahal Casino Resort (the "Taj Mahal") and the Trump Plaza Hotel and Casino ("Trump Plaza") had increased win percentage in 2001 which primarily offset their respective decreases in table drop. Trump Marina's and Trump Indiana's decreases are due to declines in both table drop and win percentage.

     Slot revenue increased $7.1 million or 3.4% to $218.2 million for the three months ended June 30, 2000 from $211.1 million in the comparable period in 2000. Increased slot handle of $109.5 million at the three Atlantic City casinos primarily contributed to the increase in revenues. Trump Indiana's slot revenues in 2001 increased $2.4 million or 10.5% from the comparable period in 2000 due to a 1.1% increase in hold percentage which totally offset an $18.1 million or 5.0% decrease in slot handle from the comparable period in 2000.

     General and administrative expenses were $66.0 million for the three months ended June 30, 2001, a $6.4 million or 8.8% decrease from $72.4 million in the comparable period in 2000. The decrease is primarily attributed to reductions in entertainment and regulatory expenses at the Taj Mahal; entertainment, regulatory and advertising expenses at Trump Plaza and approximately $1,000,000 in corporate overhead.

Results of Operations: Operating Revenues and Expenses for Six Months

     All business activities of THCR and THCR Holdings are conducted by Plaza Associates, Taj Associates, Castle Associates (d/b/a Trump Marina) and Trump Indiana.

     Comparison of Six-Month Periods Ended June 30, 2000 and 2001. The following tables include selected data of Plaza Associates, Taj Associates, Trump Indiana and Trump Marina.

                                                                Six Months Ended June 30, 2000
                                              -----------------------------------------------------------------
                                                 Plaza         Taj         Trump      Trump            THCR
                                              Associates   Associates     Indiana     Marina      Consolidated*
                                              ----------   ----------     -------     ------      -------------
Revenues:                                                               (dollars in millions)
Gaming.......................................   $  159.1     $  259.3     $ 62.7     $  126.5        $  607.6
Other........................................       36.1         52.2        4.4         27.8           120.4
                                                --------     --------     ------     --------        --------
Gross Revenues...............................      195.2        311.5       67.1        154.3           728.0
Less: Promotional Allowances.................       25.9         36.6        2.0         17.9            82.3
                                                --------     --------     ------     --------        --------
Net Revenues.................................      169.3        274.9       65.1        136.4           645.7
                                                --------     --------     ------     --------        --------
Costs and Expenses:
Gaming.......................................      102.6        147.0       41.4         74.8           365.9
Other........................................       10.7         17.0        3.1          7.4            38.4
General & Administrative.....................       35.2         50.2       16.0         33.2           139.9
Depreciation & Amortization..................        7.8         18.2        3.7          8.7            38.4
                                                --------     --------     ------     --------        --------
Total Costs and Expenses.....................      156.3        232.4       64.2        124.1           582.6
                                                --------     --------     ------     --------        --------
Income from Operations.......................       13.0         42.5        0.9         12.3            63.1
                                                --------     --------     ------     --------        --------
Non-operating Income.........................        0.3          0.5        0.2          0.5             2.7
Interest Expense.............................      (23.8)       (46.8)      (3.0)       (28.1)         (111.0)
                                                --------     --------     ------     --------        --------
Total Non-operating Expense, Net.............      (23.5)       (46.3)      (2.8)       (27.6)         (108.3)
                                                --------     --------     ------     --------        --------
Loss in Joint Venture........................          -            -       (1.5)           -            (1.5)
Extraordinary gain, net......................          -            -          -            -             8.3
                                                --------     --------     ------     --------        --------
Loss Before Minority Interest................   $  (10.5)    $   (3.8)    $ (3.4)    $  (15.3)          (38.4)
                                                ========     ========     ======     ========
Minority Interest............................                                                            17.1
                                                                                                     --------
Net Loss.....................................                                                        $  (21.3)
                                                                                                     ========

*Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.

                                                                Six Months Ended June 30, 2001
                                              -----------------------------------------------------------------
                                                 Plaza         Taj         Trump      Trump            THCR
                                              Associates   Associates     Indiana     Marina      Consolidated*
                                              ----------   ----------     -------     ------      -------------
Revenues:                                                             (dollars in millions)
Gaming.......................................   $  161.1     $  251.9     $ 62.6     $  126.5        $  602.1
Other........................................       35.7         51.3        4.6         27.8           119.4
                                                --------     --------     ------     --------        --------
Gross Revenues...............................      196.8        303.2       67.2        154.3           721.5
Less: Promotional Allowances.................       26.0         33.6        1.7         18.9            80.2
                                                --------     --------     ------     --------        --------
Net Revenues.................................      170.8        269.6       65.5        135.4           641.3
                                                --------     --------     ------     --------        --------
Costs and Expenses:
Gaming.......................................      104.0        146.7       37.3         77.9           365.9
Other........................................        9.5         17.7        3.3          6.1            36.5
General & Administrative.....................       33.7         49.2       14.6         33.0           131.8
Depreciation & Amortization..................        8.3         16.9        3.7          8.5            37.5
                                                --------     --------     ------     --------        --------
Total Costs and Expenses.....................      155.5        230.5       58.9        125.5           571.7
                                                --------     --------     ------     --------        --------
Income from Operations.......................       15.3         39.1        6.6          9.9            69.6
                                                --------     --------     ------     --------        --------
Non-operating Income.........................        0.6          0.5        0.4          0.4             2.5
Interest Expense.............................      (24.0)       (46.5)      (2.5)       (29.5)         (109.3)
                                                --------     --------     ------     --------        --------
Total Non-operating Expense, Net.............      (23.4)       (46.0)      (2.1)       (29.1)         (106.8)
                                                --------     --------     ------     --------        --------
Loss in Joint Venture........................          -            -       (1.6)           -            (1.6)
                                                --------     --------     ------     --------        --------
Income(Loss) Before Minority Interest........   $   (8.1)    $   (6.9)    $  2.9     $  (19.2)          (38.8)
                                                ========     ========     ======     ========
Minority Interest............................                                                            14.2
                                                                                                     --------
Net Loss.....................................                                                        $  (24.6)
                                                                                                     ========

* Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.

                                                                Six Months Ended June 30, 2000
                                              --------------------------------------------------------------
                                                 Plaza         Taj         Trump      Trump         THCR
                                              Associates   Associates     Indiana     Marina    Consolidated
                                              ----------   ----------     -------     ------    ------------
                                                                     (dollars in millions)
Table Game Revenues....................        $   47.6    $    88.3     $   14.3    $   31.8     $  182.1
Table Game Drop........................        $  313.4    $   521.4     $   83.9    $  199.7     $1,118.4
Table Win Percentage...................            15.2%        16.9%        17.0%       15.9%        16.3%
Number of Table Games..................              96          143           50          76          365
Slot Revenues..........................        $  111.5    $   160.5     $   48.4    $   94.1     $  414.4
Slot Handle............................        $1,416.6    $ 2,078.2     $  759.8    $1,194.8     $5,449.4
Slot Win Percentage....................             7.9%         7.7%         6.4%        7.9%         7.6%
Number of Slot Machines................           2,809        4,547        1,252       2,303       10,911
Other Gaming Revenues..................               -    $    10.5            -    $    0.6     $   11.1
Total Gaming Revenues..................        $  159.1    $   259.3     $   62.7    $  126.5     $  607.6

                                                                Six Months Ended June 30, 2001
                                              ---------------------------------------------------------------
                                                 Plaza         Taj         Trump      Trump        THCR
                                              Associates   Associates     Indiana     Marina    Consolidated
                                              ----------   ----------     -------     ------    ------------
                                                                     (dollars in millions)
Table Game Revenues....................        $   48.4    $    77.5     $   12.8    $    29.1    $  167.8
 Incr (Decr) over prior period.........        $    0.8    $   (10.8)    $   (1.5)   $    (2.7)   $  (14.3)
Table Game Drop........................        $  282.2    $   485.2     $   75.1    $   184.7    $1,027.2
 Incr (Decr) over prior period.........        $  (31.2)   $   (36.2)    $   (8.8)   $   (15.0)   $  (91.2)
Table Win Percentage...................            17.1%        16.0%        17.1%        15.8%       16.3%
 Incr (Decr) over prior period.........         1.9 pts.    (0.9)pts.     0.1 pts.    (0.1)pts.    0.0 pts.
Number of Table Games..................              99          143           52           78         372
 Incr (Decr) over prior period.........               3            0            2            2           7
Slot Revenues..........................        $  112.7    $   163.4     $   49.8    $    97.1    $  423.0
 Incr (Decr) over prior period.........        $    1.2    $     2.9     $    1.4    $     3.0    $    8.6
Slot Handle............................        $1,475.9    $ 2,138.1     $  692.7    $ 1,255.5    $5,562.2
 Incr (Decr) over prior period.........        $   59.3    $    59.9     $  (67.1)   $    60.7    $  112.8
Slot Win Percentage....................             7.6%         7.6%         7.2%         7.7%        7.6%
 Incr (Decr) over prior period.........         (0.3) pts.    (0.1)pts.      0.8pts.   (0.2)pts.   0.0 pts.
Number of Slot Machines................           2,842        4,631        1,273        2,527      11,273
 Incr (Decr) over prior period.........              33           84           21          224         362
Other Gaming Revenues..................               -    $    11.0            -    $     0.3    $   11.3
 Incr (Decr) over prior period.........               -    $     0.5            -    $    (0.3)   $    0.2
Total Gaming Revenues..................        $  161.1    $   251.9     $   62.6    $   126.5    $  602.1
 Incr (Decr) over prior period.........        $    2.0    $    (7.4)    $   (0.1)   $     0.0    $   (5.5)

     Gaming revenues are the primary source of THCR's revenues. Table games revenues represent the amount retained by THCR from amounts wagered at table games (table game drop). The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table win percentages were 15.9% and 15.3% for the six months ended June 30, 2000 and June 30, 2001, respectively.

     Table games revenues decreased $14.3 million or 7.9% to $167.8 million for the six months ended June 30, 2001 from $182.1 million in the comparable period in 2000. Decreased table drop at all four properties primarily contributed to the decrease in revenues. Trump Plaza had increased win percentages in 2001 which primarily offset its decrease in table drop. The Taj Mahal's lower table win percentage also contributed to its lower table win.

     Slot revenues increased $8.6 million or 2.1% to $423.0 million for the six months ended June 30, 2001 from $414.4 million in the comparable period in 2000. Increased slot handle of $179.9 million at the three Atlantic City casinos primarily contributed to the increase in revenues. Trump Indiana's slot revenues in 2001 increased $1.4 million or 2.9% from the comparable period in 2000 due to a 0.8% increase in hold percentage which totally offset a $67.1 million or 8.8% decrease in slot handle from the comparable period in 2000.

     General and administrative expenses were $131.8 million for the six months ended June 30, 2001, an $8.1 million or 5.8% decrease from $139.9 million in the comparable period in 2000. The decrease is primarily attributed to reductions in insurance, litigation and entertainment expenses at the Taj Mahal; entertainment, regulatory and advertising costs at Trump Plaza and a $4.2 million decrease in corporate expenses. The decrease in corporate general and administrative expenses is due to the downsizing of the New York corporate office and an aircraft lease termination in 2000, as well as decreased legal and lobbying costs in 2001.

     During 2000, THCR Enterprises purchased an aggregate principal amount of $35.5 million of the Senior Notes, in consideration for an aggregate purchase price of $19.0 million, plus accrued and unpaid interest. The decrease in interest expense is primarily due to the elimination of interest expense associated with these notes.

Seasonality

     The casino industry in Atlantic City and Indiana is seasonal in nature. Accordingly, the results of operations for the period ending June 30, 2001 are not necessarily indicative of the operating results for a full year.

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

                         PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

     Metelman Action, Proposed Settlement. On or about March 20, 2000, Mark Metelman, a stockholder of THCR, filed a proposed class action on behalf of all THCR stockholders in the Superior Court of New Jersey, Chancery Division, Atlantic County (Civil Action No. Atl-C43-00) against THCR and each member of the Board of Directors of THCR. The plaintiff claimed that a third party made an offer to purchase THCR, and that one or more members of the Board of Directors wrongly failed to consider the supposed offer. The defendants filed a motion to dismiss in lieu of an answer. On July 21, 2000, the Court dismissed the plaintiff's Complaint, without prejudice. The Court granted the plaintiff ten weeks during which to file an Amended Complaint, pleading a stockholder derivative action, and effective October 12, 2000, plaintiff filed an Amended Complaint, pleading a stockholder derivative action.

     In March 2001, without admitting any wrongdoing or liability, the parties reached an agreement to settle the case and on May 15, 2001, entered into a stipulation of Settlement (the "Stipulation"). On May 17, 2001, the Court preliminarily approved the Stipulation, pending a Settlement Hearing to determine the fairness and adequacy of the proposed settlement. Pursuant to the Stipulation, THCR sent to holders of THCR Common Stock of record as of May 15, 2001 a notice of Settlement outlining the terms of the proposed settlement, including such stockholders' right to object in writing to the terms of the proposed settlement on or before July 20, 2001. The Settlement Hearing is scheduled to be held by the Court on August 17, 2001.

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

     From time to time, Plaza Associates, Taj Associates, Castle Associates and Trump Indiana may be involved in routine administrative proceedings involving alleged violations of certain provisions of the New Jersey Casino Control Act (the "Casino Control Act") and the Indiana Riverboat Gambling Act, (the "Indiana Riverboat Act"), as the case may be. However, management believes that the final outcome of these proceedings will not, either individually or in the aggregate, have a material adverse effect on THCR or on the ability of Plaza Associates, Taj Associates, Castle Associates or Trump Indiana to otherwise retain or renew any casino or other licenses required under the Casino Control Act or the Indiana Riverboat Act, as the case may be, for the operation of Trump Plaza, the Taj Mahal, Trump Marina and the Trump Indiana Riverboat, respectively.

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS
     None.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the 2001 Annual Meeting of stockholders held on June 12, 2001 at the Trump Taj Mahal Casino Resort in Atlantic City, New Jersey, the stockholders of THCR of record as of April 13, 2001 voted in person or by proxy on the following two proposals:

     Proposal 1. The stockholders of THCR re-elected the following Directors of THCR. The number of votes cast for each of the director-nominees were as follows:

                                          Common Stock
                          ---------------------------------------------
                                                                Broker
                                                                ------
                             For      Withheld   Abstentions   Nonvotes
                             ---      --------   -----------   --------
     Donald J. Trump....  33,396,969   849,612  Not Applicable   None
     Wallace B. Askins..  33,668,816   577,765  Not Applicable   None
     Don M. Thomas......  33,672,516   574,065  Not Applicable   None
     Peter M. Ryan......  33,654,216   592,365  Not Applicable   None


All 1,000 shares of Class B Common Stock having the voting equivalency of 13,918,723 shares of THCR Common Stock were voted for the election of each of the director-nominees, as reflected in the above table.

     Proposal 2. The appointment of Arthur Andersen LLP as the independent public accounts of THCR for the fiscal year ending December 31, 2001 was ratified by a vote of 33,821,717 shares of THCR Common Stock for, and 380,825 shares against, with 44,039 shares abstaining. Included in the vote for ratification were all 1,000 shares of THCR's Class B Common Stock, having the voting equivalency of 13,918,723 shares of THCR Common Stock.

ITEM 5 -- OTHER INFORMATION
          None

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits:


          Exhibit No.                   Description of Exhibit
          -----------    -------------------------------------------------------
          10.77          Term Loan Agreement, dated March 30, 2001, between
                         Trump Indiana, Inc. and Firstar Bank, N.A.

          10.78 First Preferred Ship Mortgage, dated April 18, 2001, by Trump Indiana, Inc. and Firstar Bank, N.A.

          10.79 Parking lease, dated June 19, 2001, between Buffinton Harbor Parking Associates,LLC, as lessor, and Trump Indiana, Inc. as lessee

       b. Current Reports on Form 8-K:

       The Registrants did not file any Current Reports on Form 8-K during the period beginning April 1, 2001 ending June 30, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TRUMP HOTELS & CASINO RESORTS, INC.
                                          (Registrant)

Date: August 14, 2001
                              By: /s/ Francis X. McCarthy, Jr.
                              -----------------------------------------------
                                    Francis X. McCarthy, Jr.
                                    Executive Vice President of Finance and
                                    Chief Financial Officer
                                    (Duly Authorized Officer and Principal
                                    Financial Officer)

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                 (Registrant)

Date: August 14, 2001         By: Trump Hotels & Casino Resorts, Inc.,
                                          its general partner


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

Date: August 14, 2001

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