Form 10-K405
period 2001-12-31
TRUMP HOTELS & CASINO RESORTS INC
filed 2002-04-01
CIK 943320

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------
                                  FORM 10-K

                      FOR ANNUAL AND TRANSITION REPORTS
                   PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2001

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from _______ to _________

                       Commission file number: 1-13794

                     TRUMP HOTELS & CASINO RESORTS, INC.
                               ---------------
            (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                13-3818402
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
 Incorporation or Organization)

 1000 Boardwalk at Virginia Avenue                     08401
     Atlantic City, New Jersey                      (Zip Code)
(Address of Principal Executive Office)

      Registrant's telephone number, including area code: (609) 449-6515

                       Commission file number: 33-90786

                 TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                               ---------------
            (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                13-3818407
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
 Incorporation or Organization)

 1000 Boardwalk at Virginia Avenue                     08401
     Atlantic City, New Jersey                      (Zip Code)
(Address of Principal Executive Office)

      Registrant's telephone number, including area code: (609) 449-6515

                       Commission file number: 33-90786

                 TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
                           ------------------------
            (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                13-3818405
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
 Incorporation or Organization)

 1000 Boardwalk at Virginia Avenue                     08401
     Atlantic City, New Jersey                      (Zip Code)
(Address of Principal Executive Office)

      Registrant's telephone number, including area code: (609) 449-6515 Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
        Title of each class                        on Which Registered
        -------------------                        ----------------------
Common Stock of Trump Hotels & Casino              New York Stock Exchange
Resorts, Inc., par value $.01 per share

      Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the voting stock of Trump Hotels & Casino Resorts, Inc. held by non-affiliates as of March 20, 2002 was $38,315,679.

      As of March 29, 2002, there were 22,010,027 shares of common stock, par value $.01 per share, of Trump Hotels & Casino Resorts, Inc. outstanding.

                   Documents Incorporated by Reference--None

                                  FORM 10-K

                              TABLE OF CONTENTS

PART I.........................................................................3
              IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS.........3
    ITEM 1.   BUSINESS.........................................................3
                 Recent Events.................................................3
                 General.......................................................5
                 Trump Plaza...................................................7
                 Taj Mahal.....................................................9
                 Trump Marina.................................................11
                 Indiana Riverboat............................................13
                 Trademark/Licensing..........................................15
                 Certain Indebtedness of THCR and Subsidiaries................16
                 The Atlantic City Market.....................................18
                 Competition..................................................19
                 Seasonality..................................................23
                 Gaming and Other Laws and Regulations........................23
    ITEM 2.   PROPERTIES......................................................31
                 THCR.........................................................31
                 Trump Plaza..................................................32
                 Taj Mahal....................................................33
                 Trump Marina.................................................34
                 Indiana Riverboat............................................35
    ITEM 3.   LEGAL PROCEEDINGS...............................................35
    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............36

PART II.......................................................................37

    ITEM 5.   MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS..........................................37
    ITEM 6.   SELECTED FINANCIAL DATA.........................................38
    ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS..........................39
    ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......54
    ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................54
    ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE..........................54

PART III......................................................................55

    ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS...............55
                 Section 16 (a) Beneficial Ownership Reporting Compliance.....59
    ITEM 11 EXECUTIVE COMPENSATION............................................59
                 Compensation of Directors....................................62
                 Committees of the Board of Directors.........................63
                 Compensation Committee Interlocks and Insider Participation..63
    ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT...................................................64
    ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................66

PART IV. .....................................................................68

    ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                 FORM 8-K.....................................................68

SIGNATURES FOR TRUMP HOTELS & CASINO RESORTS, INC.............................74

SIGNATURES FOR TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P....................75

SIGNATURES FOR TRUMP HOTELS & CASINO RESORTS FUNDING, INC.....................76

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES..............F-1

                                    PART I

           IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

      This report includes "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "plans," "forecasts" or "continue" or the negatives of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations include business, competition, regulatory and other uncertainties and contingencies discussed in this report that are difficult or impossible to predict and which are beyond our control, including particularly the factors and forward-looking statements included in this report under the captions "Business; Recent Events"; "Business; Competition"; "Business; Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this document. These forward-looking statements speak only as of the date of this report. We do not intend to update these statements unless the securities laws require us to do so.

      ITEM 1. BUSINESS.

Recent Events

         As previously announced, Trump Hotels & Casino Resorts, Inc. ("THCR") is seeking to refinance or modify the terms of THCR's and its subsidiaries' public debt issues, which were approximately $1.9 billion aggregate principal amount as of December 31, 2001. Management believes that, based upon the Trump Casino Properties' (as defined herein) current cash flow forecasts for 2002, THCR and its subsidiaries will have sufficient cash flows to meet their respective debt service and operating expense requirements throughout 2002.

         The primary reason to refinance or modify THCR's and its subsidiaries' public debt issues is to reduce the high levels of interest expense associated with such indebtedness in order to devote more resources to capital expenditures at the Trump Atlantic City Properties (as defined herein). The Atlantic City market is very competitive. Management believes that it is preferable to address the Trump Atlantic City Properties' anticipated capital resource needs before liquidity problems become acute. If refinancing or modifying the public debt issues, or certain of them, cannot be accomplished, THCR and its subsidiaries will consider other options. There can be no assurances, however, that any of such alternatives could be successfully completed. See "--Competition"; "--Certain Indebtedness of THCR and Subsidiaries" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The following public debt issues of THCR and its subsidiaries may be affected: (i) Trump Hotels & Casino Resorts, L.P.'s ("THCR Holdings") and Trump Hotels & Casino Resorts Funding, Inc.'s ("THCR Funding") 15-1/2% Senior Secured Notes due 2005 (the "Senior Notes"); (ii) each of Trump Atlantic City Associates' ("Trump AC") and (A) Trump Atlantic City Funding, Inc.'s, a wholly-owned subsidiary of Trump AC ("Trump AC Funding"), (B) Trump Atlantic City Funding II, Inc.'s, a wholly-owned subsidiary of Trump AC ("Funding II"), and (C) Trump Atlantic City Funding III, Inc.'s, a wholly-owned subsidiary of Trump AC ("Funding III"), 11-1/4% Mortgage Notes due 2006 (collectively, the "TAC Notes"); (iii) Trump's Castle Associates, L.P.'s ("Castle Associates") and Trump's Castle Funding, Inc.'s, a wholly-owned subsidiary of Castle Associates ("Castle Funding"), 10-1/4% Senior Notes due 2003 (the "Castle Senior Notes");
(iv) Castle Associates' and Castle Funding's 11-3/4% Mortgage Notes due 2003 (the "Castle Mortgage Notes") and (v) Trump's Castle & Hotel Casino, Inc.'s ("TCHI") 10-1/4% Senior Notes due 2003 (the "Castle Working Capital Loan"). See "--Certain Indebtedness of THCR and Subsidiaries" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

          THCR has retained financial advisors to provide financial advisory services to THCR and its subsidiaries in connection with these matters, which may proceed independently. We have had discussions with a committee comprised of certain holders of the TAC Notes (the "TAC Notes Committee"). During such discussions, we apprised the TAC Notes Committee of our desire to reduce our interest expense and increase capital expenditures in order to compete effectively in an increasingly competitive market place. In particular, we suggested modifying the TAC Notes by lowering the interest rate thereon and extending the maturity date thereof. Modification of certain covenant restrictions was also suggested. This type of transaction would reduce interest expense and hopefully allow THCR to finance a capital improvements program, including the possible construction of additional hotel rooms at certain of its Atlantic City properties. Discussions to date with the TAC Notes Committee have not resulted in a transaction. If a proposal for the TAC Notes is ultimately agreed upon with the TAC Notes Committee, it would likely require various consents and approvals, including the consent of the holders of TAC Notes.

         In connection with discussions with the TAC Notes Committee, certain members thereof were provided with confidential information concerning THCR and certain of its subsidiaries, which is summarized in the preceding paragraph.

          We recently met with representatives of certain holders of the Castle Mortgage Notes to discuss preliminary matters concerning a possible transaction involving the Castle Mortgage Notes.

         If a proposal for other public debt is agreed to with any bondholder committee or group, it would also likely require various consents and approvals, including the consent of other holders of the public debt affected. There are no assurances as to any of the following:

         o That any proposal will be agreed upon with any committee or group of bondholders;

         o That any proposal that is agreed upon with any committee or group of bondholders will be approved by other holders of public debt, or that a proposal will be consummated as proposed;

         o That any transaction that is consummated will not adversely affect the holders of our various debt securities or THCR's Common Stock;

         o That any transaction, if agreed to, will be completed by a specific date and time, if at all; or

         o That any transaction, if agreed to, will be approved by the New Jersey Casino Control Commission and the Indiana Gaming Commission.

      The ability of THCR Holdings to pay interest on and principal of the Senior Notes ($109.5 million principal amount publicly held) and the ability of its subsidiaries to service the debt on which they are obligated, which includes an additional $1.6 billion of public debt, depends primarily on the ability of the Trump Casino Properties (as defined herein) to generate cash from operations sufficient for such purposes. The Trump Atlantic City Properties (as defined herein) themselves have substantial indebtedness and debt service requirements. The future operating performance of the Trump Casino Properties is subject to general economic conditions, industry conditions, including competition and regulatory matters, and numerous other factors, many of which are unforeseeable or beyond the control of the Trump Casino Properties. There can be no assurance that the future operating performance of THCR or the Trump Casino Properties will be sufficient to generate the cash flows required to meet the debt service obligations of the Trump Casino Properties or THCR Holdings. The ability of the Trump Casino Properties and THCR Holdings to pay the principal amount of their public debt at maturity (whether at stated maturity or by acceleration thereof) is primarily dependent upon their ability to obtain refinancing. There is also no assurance that the general state of the economy, the status of the capital markets generally, or the receptiveness of the capital markets to the gaming industry or to THCR will be conducive to refinancing debt and any given time. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      Pursuant to each of the indentures governing THCR's and its subsidiaries' debt issues, a default in the payment of interest when due and payable and which continues for 30 calendar days (the "Grace Period") constitutes an "Event of Default" under which the trustee or the holders of twenty-five percent (25.0%) of the aggregate principal amount of the respective debt issue then outstanding, by notice in writing to the respective issuers, may, and the trustee at the request of such holders shall, declare all principal and accrued interest of such debt issue to be due and payable immediately.

      THCR and its subsidiaries made the semiannual interest payments due in November and December on their public debt issues within the applicable Grace Period provided for by the relevant indentures. Consequently, no Event of Default thereunder occurred.

      Arthur Andersen, LLP. Arthur Andersen, LLP ("Andersen") has been the independent auditors of THCR and its subsidiaries since THCR's initial public offering in June 1995, and has audited the financial statements included in this Annual Report on Form 10-K. On March 14, 2002, a federal indictment of Andersen was unsealed and made public in connection with matters unrelated to Andersen's past and current services to THCR and its subsidiaries. On the Motion of the New Jersey Division of Gaming Enforcement based upon the pendency of the indictment, the New Jersey Casino Control Commission (the "CCC"), at a public meeting on March 27, 2002: (a) rescinded Andersen's exemption from licensure and required it to file a completed application for casino service industry licensure by April 27, 2002; and (b) entered a temporary prohibitory order prohibiting all New Jersey casino licensees and their holding, intermediary and subsidiary companies from conducting any direct or indirect business with Andersen and requiring that they terminate any ongoing business with Andersen by May 15, 2002. In its ruling, the CCC expressly stated that its objective was to allow a reasonable time to conclude pending business transactions and to provide New Jersey casino licensees with an opportunity to seek an extension of the deadline for terminating Andersen's services to prevent undue economic hardship. The Board of Directors and the Audit Committee will undertake to change the appointment of Andersen as the independent auditors of THCR and its subsidiaries within the timeframe required by the CCC.

      SEC Investigation; Offer of Settlement Accepted by SEC. As previously reported, the Enforcement Staff (the "Staff") of the Northeast Regional Office of the Securities and Exchange Commission (the "Commission") had informed THCR that it was considering recommending that the Commission authorize the commencement of proceedings against THCR and its former Chief Executive Officer, charging that they violated the Securities Exchange Act of 1934, as amended (the "Exchange Act"), by issuing a earnings press release on October 25, 1999 (the "Earnings

Release") that was materially false and misleading because it failed to disclose that $17.0 million of THCR's operating income in the third quarter of 1999 came from a one-time gain in connection with Taj Associates' (as defined herein) September 1999 acquisition of the All Star Cafe' restaurant from Planet Hollywood International, Inc.

      Without admitting or denying the allegations, THCR entered into an offer of settlement, dated January 10, 2002 (the "Offer"), with the Commission. Pursuant to the Offer, THCR covenanted to cease and desist from committing or causing any violations, and any future violations, of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. On January 16, 2002, the Commission accepted the Offer and issued an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Exchange Act, Making Findings, and Issuing Cease-and-Desist Order. No fines were imposed by the Commission.

General

      Organization. Each of THCR, THCR Holdings and THCR Funding (collectively, the "Registrants") was organized under the laws of the State of Delaware in March 1995. THCR is the sole general partner of THCR Holdings. The common stock, par value $.01 per share (the "Common Stock"), of THCR is listed on the New York Stock Exchange ("NYSE") under the symbol "DJT." THCR Holdings' partnership agreement, dated as of June 12, 1995, as amended (the "THCR Holdings Partnership Agreement"), requires that all business activities of THCR be conducted through THCR Holdings or a subsidiary of THCR Holdings. Donald J. Trump ("Trump") and certain entities wholly-owned by Trump are limited partners of THCR Holdings. THCR Funding, a wholly-owned subsidiary of THCR Holdings, together with THCR Holdings, consummated an initial public offering of the Senior Notes concurrently with THCR's initial public offering of Common Stock in June 1995. As the sole general partner of THCR Holdings, THCR generally has the exclusive rights, responsibilities and discretion as to the management and control of THCR Holdings. See "- Certain Indebtedness of THCR and Subsidiaries; Senior Notes."

      Trump Casino Properties. THCR, through THCR Holdings and several wholly-owned subsidiaries of THCR Holdings, owns and operates a total of four casino properties, three of which are casino hotels located in Atlantic City, New Jersey, and the fourth of which is a riverboat casino docked in Buffington Harbor on Lake Michigan in the State of Indiana. The three properties located in Atlantic City, New Jersey are: (i) the Trump Plaza Hotel and Casino (the "Trump Plaza"), (ii) the Trump Taj Mahal Casino Resort (the "Taj Mahal") and (iii) the Trump Marina Hotel Casino ("Trump Marina," and together with the Trump Plaza and the Taj Mahal, the "Trump Atlantic City Properties"). Trump Plaza and the Taj Mahal are located immediately adjacent to Atlantic City's renowned boardwalk (the "Boardwalk"). The Trump Marina is located in the marina district of Atlantic City, New Jersey (the "Marina District"), approximately two miles from the Boardwalk and one-quarter mile from the Huron Redevelopment Area, a 150-acre parcel of land designated by the Atlantic City Council for casino development, including the Borgata which is expected to be completed in the Summer of 2003 (the "H-Tract"). The fourth gaming property owned and operated by THCR through THCR Holdings is an approximately 280-foot luxury yacht docked in Buffington Harbor on Lake Michigan in the State of Indiana, located approximately 25.0 miles from Chicago, Illinois (the "Indiana Riverboat," and together with the Trump Atlantic City Properties, the "Trump Casino Properties"). THCR continues to be the exclusive vehicle through which Trump engages in gaming activities in both emerging and established gaming jurisdictions. See "-- Competition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations; General."

      The following table profiles THCR's casino and hotel capacity as of December 31, 2001:

                                           Trump     Taj  Trump  Indiana
                                           Plaza   Mahal Marina Riverboat Total
                                           -----   ----- ------ --------- -----
Gaming square footage...................  87,908 158,680 81,200  37,000  364,788
Slot machines...........................   2,871   4,825  2,500   1,455   11,651
Table games.............................      88     207     78      50      423
Hotel rooms.............................     904   1,250    728     300    3,182

      Twenty-Nine Palms Band of Luiseno Mission Indians of California. On April 27, 2000, THCR Management Services, LLC, an indirect, wholly-owned subsidiary of THCR Holdings ("THCR Management"), entered into a management agreement with the Twenty-Nine Palms Band of Luiseno Mission Indians of California, a sovereign Native American nation (the "Tribe"). Following submission of the management agreement to the National Indian Gaming Commission (the "NIGC"), THCR Management, the Tribe and the Twenty-Nine Palms Enterprises Corporation, a Federal corporation chartered by the Tribe (the "Palms Enterprise") prepared an amended and restated management agreement (the "Management Agreement") which is subject to the currently pending approval of the NIGC.

      The Management Agreement provides that THCR Management will manage and direct all business and affairs in connection with the day-to-day operation, management and maintenance (the "Management Services") of the Tribe's expanded and renovated Spotlight 29 Casino, which will be renamed Trump 29 Casino, located in the city of Coachella, California, 20 miles east of Palm Springs and 140 miles east of Los Angeles. As proposed, the term of the Management Agreement is five years, commencing from the first date that the expanded casino is completed and opened to the public for gaming, subject to NIGC approval of the Management Agreement. Pursuant to the Management Agreement, as proposed, in consideration for the Management Services, THCR Management will be entitled to an annual fee equal to 30.0% of Net Revenues (as defined in the Management Agreement) for each year of the term (the "Management Fee"). The Management Fee shall be payable monthly in amounts equal to the accrued Management Fee for the preceding month plus any accrued, unpaid amounts.

      To assist the Tribe in the renovation of its casino, Trump Hotels & Casino Resorts Development Company, LLC, a subsidiary of THCR Holdings ("THCR Development"), entered into a Gaming Facility Construction and Development Agreement, dated April 27, 2000 (the "Development Agreement"), with the Tribe. Pursuant to the Development Agreement, THCR Development and the Palms Enterprise is constructing and intends to furnish and equip a Class III gaming resort on the Tribe's approximately 40 acres of land located in Coachella. The construction and renovation of the casino are currently in progress and, when completed, will increase the size of the Tribe's existing 75,000-square-foot casino with a 125,000-square-foot casino wing. The expanded casino will also include a renovated theatre-type showroom, an enlarged cafe, a fine-dining steakhouse and a food court. The construction and opening of the Trump 29 Casino is anticipated to be completed in the second quarter of 2002, with the remaining renovation anticipated to be completed in the third quarter of 2002.

      To enable the Tribe to complete the construction and renovation of Trump 29 Casino, THCR Management agreed to act as a participant in the Tribe's construction loan (the "Tribe Construction Loan") by committing to provide the Tribe with up to $15.8 million of the $58.0 million total financing for the project. The Tribe Construction Loan bears interest at the prime rate plus one percent (1.0%) and matures in August 2007, and is secured by a security interest in the Tribe's Equipment (as defined in the related security agreement) and the cash flow of the casino which is deposited in a "lockbox" type account.

      To fund its participation in the Tribe Construction Loan, THCR Management entered into a loan agreement, dated November 2, 2001 (the "Management Loan"), with the Trust Company of the West and certain affiliates thereof (the "TCW Lenders"), pursuant to which the TCW Lenders agreed to loan up to $18.8 million to THCR Management to enable THCR Management to fund its participation in the Tribe Construction Loan and to pay related expenses. The Management Loan bears interest at the rate of nine percent (9.0%) per annum and matures in November 2006. The Management Loan is secured by (i) a pledge of the promissory note to THCR Management from the Tribe relating to the Tribe Construction Loan, (ii) a pledge of all accounts, general intangibles and instruments of THCR Management,
(iii) a pledge of the Management Fee, (iv) a collateral assignment of the Management Agreement and (v) a guaranty of Trump (the "Trump Guaranty"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition-Liquidity and Capital Resources; Twenty-Nine Palms Band of Luiseno Mission Indians of California" and "Certain Relationships and Related Transactions."

      THCR Holdings, through its subsidiary, THCR Enterprises, LLC, a Delaware limited liability company ("THCR Enterprises"), agreed to indemnify Trump against any losses incurred by him in connection with the Trump Guaranty, including any payments made by Trump thereunder. The indemnity obligation of THCR Enterprises is secured by a pledge of 2,127,500 shares of Common Stock and a principal amount of $35.5 million of Senior Notes held by THCR Enterprises. See "Management's Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition--Liquidity and Capital Resources; Twenty-Nine Palms Band of Luiseno Mission Indians of California" and "Certain Relationships and Related Transactions."

      THCR Management has agreed to subordinate its right to receive Management Fees to the payment by the Tribe of the Tribe Construction Loan. As a result of such subordination, until the Tribe Construction Loan is paid in full, THCR Management may not accept or receive any prepayment of its Management Fee or accept or receive any payment from the Tribe in respect of the Management Fee if a default has occurred and is continuing under the Tribe Construction Loan or if such payment of the Management Fee would result in a default under the Tribe Construction Loan.

      On November 2, 2001, $11.0 million of the $18.8 million commitment under the Management Loan was advanced to THCR Management, of which approximately $8.3 million was escrowed to fund participation in the Tribe Construction Loan, and approximately $2.8 million was allocated to pay fees, expenses and to make required escrow deposits in connection with the Management Loan. As of December 31, 2001, $3.5 million of the $8.3 million has been funded to the Tribe. Subsequent to year end, additional lender participants were added to the lending group funding the Tribe Construction Loan and consequently, THCR Management's participation in the Tribe Construction Loan has been reduced from $15.8 million to $8.3 million.

      Casino Services Agreement; Trump Administration. In December 2000, Trump Administration, a division of Taj Associates ("Trump Administration"), assumed the rights and responsibilities of Trump Casino Services, LLC

("TCS") as a result of the merger of TCS with and into Taj Associates. TCS was formed in June 1996 to provide managerial, financial, accounting, purchasing, legal and other services (the "Casino Services") necessary and incidental to the operations of each of the Trump Casino Properties pursuant to a Second Amended and Restated Services Agreement, dated January 1, 1998 (the "Casino Services Agreement"), by and among TCS and (i) Trump Plaza Associates, the operator of Trump Plaza ("Plaza Associates"), (ii) Trump Taj Mahal Associates, the operator of the Taj Mahal ("Taj Associates"), (iii) Trump's Castle Associates, L.P., the operator of the Trump Marina ("Castle Associates"), and (iv) Trump Indiana, Inc., the operator of the Indiana Riverboat ("Trump Indiana"). The Casino Services Agreement requires Plaza Associates, Taj Associates, Castle Associates and/or Trump Indiana, as the case may be, to pay Trump Administration all of the costs and expenses incurred by Trump Administration in providing the Casino Services, including without limitation, all payroll and employee benefits and related costs associated with the employees utilized by Trump Administration in providing the Casino Services as well as all overhead and other expenses incurred in the ordinary course of providing the Casino Services. The term of the Casino Services Agreement is 10 years unless terminated earlier by any of the parties upon 90 days prior written notice to each of the other parties.

      THCR operates in only one industry segment. See "Financial Statements and Supplementary Data." Each of the Trump Casino Properties is discussed individually. Unless otherwise indicated, references to "Trump Plaza" include the Trump Plaza's main tower (the "Trump Plaza Main Tower") and east tower (the "Trump Plaza East Tower"). Also, unless otherwise indicated, references to "management" or "Management" include the officers and managers of THCR as well as the officers and managers of the relevant subsidiary of THCR whose property is being discussed at the time.

Trump Plaza

      Management believes that Trump Plaza's International Five Star Diamond Award from the American Academy of Hospitality Sciences reflects the high quality amenities and services that Trump Plaza seeks to provide to its casino patrons and hotel guests. Trump Plaza is conveniently located in the center of the Boardwalk at the end of the Atlantic City Expressway, the main highway into Atlantic City. Trump Plaza's central location appeals to patrons who drive to Atlantic City (commonly referred to as "drive-in" patrons) as well as those who take buses and other modes of transportation to Atlantic City and stroll the Boardwalk ("walk-in" or "bus" patrons). Management also believes that the public's association of Trump Plaza with Donald J. Trump and the "Trump" name significantly contributes to Trump Plaza's high-quality image. Trump Plaza's proximity to Atlantic City's Boardwalk Hall (the "Boardwalk Hall"), which was recently renovated into a modern, special events venue, is also believed to benefit the property.

      Facilities and Amenities

      Trump Plaza competes with other casinos on the basis of service and quality and extent of amenities. For this reason, substantial capital expenditures are required from time to time to compete effectively. See "--Recent Events"; "--Competition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      The Trump Plaza property is comprised of two buildings, the Trump Plaza Main Tower which has 555 hotel rooms, including 73 suites, and the Trump Plaza East Tower which has 349 hotel rooms, including 67 suites. The property has 87,908 square feet of casino space, with 2,871 slot machines and 88 table games. Amenities and services include 18,157 square feet of convention space, an 800-seat cabaret theater, three cocktail lounges, eight restaurants, a player club, a health spa, an indoor pool, arcade, tennis courts and four retail outlets.

      The entry level of the Trump Plaza Main Tower includes a cocktail lounge, deli, coffee shop, pastry stop, buffet and three gift shops. The casino level houses the casino, an exclusive slot lounge for high-end patrons, a high-end slot area and a private gaming area themed with various elements of Asian decor and offering an ocean view. An enclosed walkway connects the Trump Plaza Main Tower at the casino level with the Boardwalk Hall. The Trump Plaza East Tower offers patrons an alternative smoke-free casino, also with windows overlooking the Boardwalk and ocean.

      Most of Trump Plaza's guest rooms have a view of the ocean. While rooms are of varying size, a typical guest room consists of approximately 400 square feet. The Trump Plaza Main Tower also features 16 one-bedroom suites, 28 two-bedroom suites and 18 "Super Suites." The Super Suites are located on the top two floors of the Trump Plaza Main Tower and offer luxurious accommodations, including 24-hour butler and maid service.

      The Trump Plaza Main Tower is connected by an enclosed pedestrian walkway to a ten-story parking garage containing 14 bus bays and accommodating up to 2,778 cars. The parking garage is located directly off the Atlantic City Expressway and provides patrons with safe and immediate access to the casino (the "Trump Plaza Transportation Facility").

      In 2001, Trump Plaza opened a new table gaming area adjacent to the Baccarat Pit to attract and cater specifically to Asian gaming customers. This area features an aggregate of 15 Asian-style games (e.g., Pai Gow Poker, etc.). In a separate gaming area themed with various elements of Asian decor, Trump Plaza also offers a noodle bar which offers special amenities targeted to attract and appeal to Asian customers.

      Trump World's Fair. In October 1999, Plaza Associates closed the Trump World's Fair (the "Trump World's Fair"). The demolition of the facility was completed in December 2001. The estimated cost of closing and dismantling the Trump World's Fair was approximately $124.8 million, including approximately $97.2 million for the writedown of the net book value of the assets and approximately $27.6 million of costs incurred in connection with the closing and demolition of the building.

      Business and Marketing Strategy

      A primary element of Trump Plaza's business strategy is to attract patrons who tend to wager more frequently and in larger denominations than the typical Atlantic City gaming customer. Trump Plaza's management team has launched a variety of initiatives to this end. These initiatives include targeted marketing and advertising campaigns directed to select groups of customers in the Boston-New York-Philadelphia-Washington, D.C. corridor and the introduction of new updated gaming products.

      In 2000 and 2001, management added a wide variety of new slot machines to both the Trump Plaza Main Tower and the Trump Plaza East Tower. Additionally, increased focus has been placed on providing excellent customer service to patrons while playing the slot machines.

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

      Entertainment. Trump Plaza offers headline entertainment as part of its strategy to attract high-end and cash patrons. Trump Plaza offers a variety of headline entertainment throughout the year. During the fiscal year ended December 31, 2001, there were 17 headline entertainment acts featured at Trump Plaza, including performances by Tom Jones, David Brenner, Jeffrey Osbourne, Smokey Robinson, Natalie Cole, Penn & Teller, Carrot Top and America.

      Player Development. Plaza Associates currently employs gaming representatives (commonly called "Casino Hosts" or "Player Development Executives") to promote Trump Plaza and its amenities to existing and prospective mid-level and high-end Trump Plaza patrons. These gaming representatives promote special events, incentive giveaways and slot or table games tournaments by directly contacting patrons by telephone or in person. Trump Plaza's Casino Hosts also assist patrons on the casino floor, arrange room and dinner reservations and provide general assistance. To increase Trump Plaza's marketing base, Casino Hosts also solicit patrons to enroll in Trump Plaza's frequent player card program to receive their own individual Trump card (the "Trump Card"). See "-Promotional Activities."

      Promotional Activities. The Trump Card program constitutes a key element in Trump Plaza's direct marketing program. Both table and slot machine players are encouraged to register for, and utilize, their personalized Trump Card to earn various complimentaries and incentives based upon their level of play. Before the commencement of play, the cardholder inserts his or her Trump Card into a card reader attached to the slot machine or, in the case of a table game, gives his or her Trump Card to the floor person. Cardholders can switch machines or tables as often as they like without losing any credit. Computer systems record data about the cardholder, including playing preferences, frequency and denomination of play and the actual or projected amount of gaming revenues produced or to be produced. Player Development Executives and management personnel are then able to identify and monitor the location of the cardholder and the frequency and denomination of such cardholder's play. They can also use this information to provide attentive service to the cardholder while the patron is visiting the property.

      Trump Plaza also designs promotional offers, through the deployment of direct mailing and telemarketing strategies, to attract and retain gaming patrons who are reasonably expected to provide revenues based upon their historical gaming patterns. Such information is gathered on slot wagering by the Trump Card and on table game wagering by the casino game supervisors. Historically, promotional activities have included selective mailings of coin vouchers, for special event parties, sweepstakes and gaming tournaments. Management systematically reviews its promotional programs to attract and retain Trump Plaza patrons.

      Credit Policy. Historically, Trump Plaza has extended credit on a discretionary basis to certain qualified patrons. For the years ended December 31, 1999, 2000 and 2001, credit play as a percentage of total dollars wagered was approximately 22.8%, 23.2% and 19.0%, respectively. Trump Plaza establishes credit limits based upon the particular patron's creditworthiness, as determined by an examination of the following criteria: (i) checking the patron's personal checking account balances, (ii) performing a credit check on each domestic patron and (iii) checking the patron's credit limits and indebtedness at all casinos in the United States, as well as many island casinos. The determination of a patron's creditworthiness is performed for continuing patrons on a yearly basis or more frequently if Plaza Associates deems a re-determination of creditworthiness is warranted. In addition, depositing of markers is regulated by the State of New Jersey. Markers in increments of amounts up to and including $1,000 are deposited in a maximum of seven days; markers in increments of $1,001 to $5,000 are deposited in a maximum of 14 days; and markers in increments of $5,001 and over are deposited in a maximum of 45 days. Markers may be deposited sooner at the request of patrons or at Trump Plaza's discretion.

      Bus Program. Trump Plaza also has a bus program which transports an average of 1,300 gaming patrons per day during the weekdays and an average of 2,500 gaming patrons per day on the weekends. Trump Plaza's bus program offers incentives and discounts to certain scheduled and chartered bus customers. The Trump Plaza Transportation Facility is connected to Trump Plaza by an enclosed pedestrian walkway and provides patrons with immediate and secure access to the casino hotel from the bus and a comfortable lounge area for patrons waiting for return buses.

      Employees and Labor Relations

      As of December 31, 2001, Plaza Associates had approximately 2,600 full-time equivalent employees, of whom approximately 1,100 were covered by collective bargaining agreements. The collective bargaining agreement with Local No. 54, which covers most of those employees, expires on September 15, 2004. Management believes that its relationship with its employees is satisfactory.

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

Taj Mahal

      The Taj Mahal continues to rank first among all Atlantic City casinos in terms of total gaming revenues for the year ended December 31, 2001, as well as in each previous year since opening in 1990. Located on the northern end of the Boardwalk, the Taj Mahal, the largest Atlantic City casino hotel in terms of gaming positions, capitalizes on the widespread recognition and marquee status of the "Trump" name and its association with high quality amenities and first-class service as evidenced by its International Five Star Diamond Award from the American Academy of Hospitality Sciences. Management believes that the breadth and diversity of the Taj Mahal's casino, entertainment and convention facilities and its status as a "must see" attraction enable the Taj Mahal to attract a large portion of the gambling public who come to Atlantic City.

      The Taj Mahal opened the Casbah dance club and entertainment complex in June 2000, which management believes has become one of Atlantic City's most unique entertainment venues. The Casbah dance club and entertainment complex is adjacent to the Xanadu Theater on the Boardwalk. The complex features a Boardwalk level bar, a seasonal outdoor dining area with live entertainment and a centerpiece high-energy nightclub.

Facilities and Amenities

      The Taj Mahal competes with other casinos on the basis of service and quality and extent of amenities. For this reason, substantial capital expenditures are required from time to time to compete effectively. See "--Recent Events"; "--Competition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      The Taj Mahal consists of a 42-story hotel tower and contiguous low-rise structure sited on approximately 30 acres of land. The Taj Mahal offers 1,250 guest rooms, including 242 suites, 19 dining and 12 beverage locations, parking for approximately 6,950 cars, a 14-bay bus terminal and approximately 65,000 square feet of ballroom, meeting room and pre-function area space. The Taj Mahal features approximately 158,680 square feet of gaming space which includes 207 table games, 4,825 slot machines and approximately 12,000 square-foot poker, Keno and Race Simulcasting room with 67 poker tables. The casino offers Blackjack, Craps, Roulette, Baccarat, Caribbean Stud Poker, Big Six, Spanish 21, Let It Ride Poker and Three Card Poker. In addition, the Taj Mahal offers an Asian-themed table game area which offers 17 popular Asian table games, including Sic-Bo and Pai Gow Poker, targeted to attract and retain Taj Mahal's growing Asian clientele. As a special bonus to high-end players, the Taj Mahal offers three clubs for the exclusive use of selected customers: (i) the Maharajah Club, for high-end table game players, (ii) the President's Club, for high-end slot players, and (iii) the Bengal Club, for other preferred slot players. In addition, the Taj Mahal features a 20,000 square-foot multi-purpose entertainment complex known as the "Xanadu Theater," with seating capacity for up to approximately 1,200 persons which can be used as a theater, concert hall, boxing arena or exhibition hall (the "Taj Entertainment Complex"), and the Mark G. Etess Arena, which comprises an approximately 63,000 square-foot exhibition hall and entertainment facility, which can accommodate seating for up to 5,200 persons.

      In 1999, Taj Associates expanded Taj Mahal's casino floor frontage on the Boardwalk by approximately 4,600 square feet, accommodating the addition of approximately 200 slot machines. In 2000, Taj Associates expanded the Taj Mahal's casino floor by approximately 2,500 square feet, accommodating the addition of approximately 160 slot machines in the former Princess Lounge area whose entertainment program was moved to the bar located in Taj Mahal's hotel lobby. In 2001, Taj Associates expanded the Taj Mahal's casino floor by approximately 3,800 square feet accommodating the addition of approximately 215 slot machines.

      To increase dining opportunities for customers, the Hard Rock Cafe', the All Star Cafe' and the Stage Deli of New York were opened at the Taj Mahal in November 1996, April 1997 and September 1997, respectively. In September 1999, Taj Associates assumed operations of the All Star Cafe', which Taj Mahal continued to operate, and eventually remodeled and incorporated into the Casbah dance club and entertainment complex, which opened in June 2000. Management believes that the Casbah entertainment complex has since become one of Atlantic City's most unique entertainment venues. The Casbah entertainment complex features a centerpiece high-energy nightclub, seasonal outdoor dining with live entertainment and a Boardwalk lobby bar, all adjacent to the Xanadu Theater on the Boardwalk. See "Properties; Taj Mahal."

      Business and Marketing Strategy

      In 2001, the Taj Mahal expanded its casino floor by approximately 3,800 square feet, accommodating the addition of approximately 215 slot machines. The Taj Mahal intends to reconfigure its casino floor, subject to approval by the CCC, on an ongoing basis to accommodate perceived changes in patron demand. Management systematically monitors the configuration of the casino floor and the types of games offered to patrons with a focus towards appealing to patrons' tastes and correcting inefficiencies. As new games are approved by the CCC, management determines whether to integrate them into the casino floor. In January 2001, "three card poker" was added.

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

      Entertainment. Management believes headline entertainment, as well as other sporting and entertainment events, is an effective means of attracting and retaining gaming patrons. The Xanadu Theater, together with the Mark G. Etess Arena (an approximately 63,000 square-foot exhibition hall facility), afford the Taj Mahal more flexibility in the use of its larger entertainment arena for sporting and other headline attractions. The Taj Mahal regularly engages popular musicians and entertainment personalities, and will continue to emphasize weekend marquee events, such as high visibility sporting events, festivals and contemporary concerts to maintain the highest level of glamour and excitement at the Taj Mahal. Mid-week uses for the facilities have included convention events and casino marketing sweepstakes. In 2001, Taj Mahal was the site of many major entertainment events, including performances by Luciano Pavarotti, Brooks and Dunn, Alan Jackson and Russell Watson.

      Player Development. Taj Associates employs marketing representatives as a means of attracting high-end slot and table gaming patrons to the property and to host special events, offer incentives and contact patrons directly in the United States, Canada and South America. To increase Taj Mahal's marketing base, casino hosts also solicit patrons to enroll in Taj Mahal's frequent player card program to receive their own individual Taj card (the "Taj Card"). See "-Promotional Activities."

      The Taj Mahal also plans to continue the development of its slot and coin programs through direct mail and targeted marketing campaigns focusing on the high-end and mid-level player. The Taj Mahal's customer bus-in program has been an important component of player development, and will continue to focus on tailoring its player base and maintaining a low-cost package.

      Promotional Activities. The Taj Card program constitutes a key element in the Taj Mahal's direct marketing program. Both table and slot machine players are encouraged to register for, and utilize, their personalized Taj Card to earn various complimentaries and incentives based upon their level of play. Before the commencement of play, the cardholder inserts his or her Taj Card into a card reader attached to the slot machine or, in the case of a table game, gives his or her Taj Card to the floor person. Cardholders can switch machines or tables as often as they like without losing any credit. Computer systems record data about the cardholder, including playing preferences, frequency and denomination of play and the amount of gaming revenues produced. Marketing and management personnel are then able to identify and monitor the location of the cardholder and the frequency and denomination of such cardholder's play. They can also use this information to provide attentive service to the cardholder while the patron is visiting the property.

      The Taj Mahal also designs promotional offers, through the deployment of direct mailing and telemarketing strategies, to attract and retain gaming patrons who are reasonably expected to provide revenues based upon their historical gaming patterns. Such information is gathered on slot wagering by the Taj Card and on table game wagering by the casino game supervisors. Historically, promotional activities have included selective mailings of vouchers for complimentary slot machine play and special events programs, gift-giveaways, sweepstakes and special competitions. Management systematically reviews its promotional programs to attract and retain Taj Mahal patrons.

      The Taj Mahal also routinely hosts slot machine and table game tournaments in which cash prizes are offered to a select group of players invited to participate in the tournament based upon their tendency to play. Special events such as "Slot Sweepstakes" and "bingo" are designed to increase mid-week business. Players at these tournaments also tend to play on the casino floor at their own expense during "off-hours" of the tournament. At times, tournament players are also offered special dining and entertainment privileges that encourage them to remain at the Taj Mahal. Tiered gift programs tailored to various levels of players are utilized to enhance volumes on certain days of the month. During 2001, the Taj Mahal hosted a variety of special table game tournaments, including baccarat, blackjack and pai gow poker, among others, as well as hosted the U.S. Poker Championship.

      Credit Policy. Historically, the Taj Mahal has extended credit on a discretionary basis to certain qualified patrons. For the years ended December 31, 1999, 2000 and 2001, the Taj Mahal's credit play as a percentage of total dollars wagered was approximately 23.7%, 22.6% and 20.5%, respectively. The Taj Mahal establishes credit limits based upon the particular patron's creditworthiness, as determined by an examination of the following criteria: (i) checking the patron's personal checking account balances, (ii) performing a credit check on each domestic patron and (iii) checking the patron's credit limits and indebtedness at all casinos in the United States, as well as many island casinos. The determination of a patron's creditworthiness is performed for continuing patrons on a yearly basis or more frequently if Taj Associates deems a re-determination of creditworthiness is warranted. In addition, depositing of markers is regulated by the State of New Jersey. Markers in increments of amounts up to and including $1,000 are deposited in a maximum of seven days; markers in increments of $1,001 to $5,000 are deposited in a maximum of 14 days; and markers in increments of $5,001 and over are deposited in a maximum of 45 days. Markers may be deposited sooner at the request of patrons or at the Taj Mahal's discretion.

      Employees and Labor Relations

      As of December 31, 2001, Taj Associates had approximately 4,400 full-time equivalent employees for the operation of the Taj Mahal, approximately 1,758 of whom were covered by collective bargaining agreements. The collective bargaining agreement with Local No. 54, which covers most of those employees, expires on September 15, 2004. Management believes that its relationship with its employees is satisfactory.

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

Trump Marina

      THCR and THCR Holdings, through Castle Associates, own and operate Trump Marina, a casino hotel situated on 14.7 acres in the Marina District approximately two miles from the Boardwalk and one-quarter mile from the H-Tract. By providing and maintaining a first-class facility and exceptional service, Trump Marina has earned the International Five Star Diamond Award from the American Academy of Hospitality Sciences. Trump Marina continuously strives to provide a broadly-diversified gaming and entertainment experience consistent with the "Trump" name and reputation for high-quality amenities and first-class service.

      Facilities and Amenities

      Trump Marina competes with other casinos on the basis of service and quality and extent of amenities. For this reason, capital expenditures are required from time to time. See "--Competition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      Trump Marina consists of a 27-story hotel tower with 728 rooms, including 153 suites, 97 of which are "Crystal Tower" luxury suites, and contains approximately 81,200 square feet of gaming space. Trump Marina offers approximately 2,500 slot machines, 78 table games, a simulcast racetrack facility, and has 40,000 square feet of convention, ballroom and meeting space, a 540-seat cabaret theater ("The Shell"), two clubs for the exclusive use of select patrons, two retail outlets, seven restaurants, two cocktail lounges and a pool snack bar. The Trump Marina also offers an outdoor basketball court, jogging track, swimming pool, four tennis courts and an indoor fitness center and salon. In addition, Trump Marina features a roof-top helipad, operates a 645-slip marina adjacent to the casino hotel, has eleven bus bays and a nine-story parking garage that can accommodate up to approximately 3,000 cars. An elevated enclosed walkway connects Trump Marina to a two-story building which contains a 240-seat gourmet restaurant overlooking the marina and the Atlantic City skyline, a nautically themed retail store, an indoor-outdoor restaurant/lounge and offices. As a result of its high-quality amenities, its exceptional customer service and its geographical location, Trump Marina distinguishes itself as a desirable alternative to the Atlantic City casinos located on the Boardwalk.

      Business and Marketing Strategy

      "Wild Side." In 1997, Trump Marina completed a project to re-theme the casino hotel with a nautical emphasis, targeting younger affluent customers by offering contemporary entertainment attractions and emphasizing Trump Marina's energetic, lively "club-like" atmosphere, while maintaining its appeal to its established customer base. In keeping with this initiative, management developed and implemented the Trump Marina's "Wild Side" marketing and advertising campaigns containing a vivacious, youthful appeal geared towards a younger, affluent demographic. The Trump Marina offers varied and contemporary entertainment in the 17,800 square foot Grand Cayman Ballroom, "The Shell" (a 540-seat cabaret theater used to feature acts by bands and musical artists popular with a younger crowd), "The Wave" (a dance club), "The Deck" (for outdoor summertime entertainment) and large outdoor performances billed as "Rock the Dock" concerts.

      Gaming Environment. To stay abreast of current gaming trends in Atlantic City, Trump Marina's management systematically monitors the configuration of the casino floor and the games it offers to patrons with a view towards making changes and improvements. A computerized slot tracking and marketing system is utilized to perform this analysis. This monitoring has confirmed an ongoing trend in the Atlantic City market towards fewer table games and more slot machines. For example, slot machine revenue for the Atlantic City market increased from 61.9% of the industry gaming revenue in 1991 to 73.1% in 2001. Trump Marina experienced a similar increase, with slot revenue increasing from 65.6% of table games and slot revenue in 1991 to 76.8% in 2001.

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

      Entertainment and Special Events. Trump Marina pursues a coordinated program of headline entertainment and special events geared towards a younger crowd. Trump Marina offers headline entertainment approximately 20 times a year in the Grand Cayman Ballroom, complemented by contemporary acts each weekend in the Shell. As a part of its marketing plan, Trump Marina offers special events aimed at its core, middle and upper-middle market segments. Trump Marina also hosts special events on an invitation-only basis in an effort to attract targeted gaming patrons and build loyalty among these patrons. These special events have included theme parties and gaming tournaments. Headline entertainment has also been featured to complement these special events. In addition, as part of its "Wild Side" marketing campaign, Trump Marina has featured outdoor bands by the marina nightly (in season), as well as outdoor concerts promoted under the "Rock the Dock" theme. Recent performances have included Bryan Adams, Billy Idol, Lynyrd Skynyrd, The Black Crowes, Styx, Alice Cooper and Hall & Oates.

      Player Development. Castle Associates has contracts with sales representatives located in various states to promote the casino hotel. Trump Marina has historically sought to attract more middle market slot patrons, as well as premium players through its "junket" marketing operations, which involve attracting groups of patrons by providing airfare, gifts, and room accommodations. Player development personnel at Trump Marina coordinate special events, offer incentives and directly contact patrons in an effort to attract high-limit table game and slot patrons. Trump Marina's casino hosts also assist patrons on the casino floor, arrange room and dinner reservations and provide general assistance. To increase Trump Marina's marketing base, player development personnel also encourage patrons to enroll in Trump Marina's frequent player card program to receive their own individual Trump Marina Wild Card (the "Marina Wild Card"). See "-Promotional Activities."

      Promotional Activities. The Marina Wild Card constitutes a key element in the direct marketing program of Trump Marina. Patrons are encouraged to register for, and utilize, their personalized Marina Wild Cards to earn various complimentaries based upon their level of play. Before the commencement of play, the cardholder inserts his or her Marina Wild Card into a card reader attached to the slot machine or, in the case of a table game, gives his or her Marina Wild Card to the floor person. Cardholders can switch machines or tables as often as they like without losing any credit. Computer systems record data about the cardholder, including playing preferences, frequency and denomination of play and the amount of gaming revenues produced. Sales and management personnel are then able to identify and monitor the location of the cardholder and the frequency and denomination of such cardholder's play. They can also use this information to provide attentive service to the cardholder while the patron is visiting the property. Also, the Marina Wild Card may enable cardholders to receive a discount, minimum purchase required, in certain retail stores located in Trump Marina.

      Trump Marina also designs promotional offers, through the deployment of direct mailing and telemarketing strategies, to attract and retain gaming patrons who are reasonably expected to provide revenues based upon their historical gaming patterns. Such information is gathered on slot wagering by the Marina Wild Card and on table game wagering by the casino game supervisors. Historically, promotional activities have included selective mailings of vouchers for complimentary slot machine play and hosting birthday parties, sweepstakes and special competitions. Management systematically reviews its promotional programs to attract and retain Trump Marina patrons.

      Credit Policy. Historically, Trump Marina has extended credit on a discretionary basis to certain qualified patrons. Table games credit play, as a percentage of total dollars wagered, was approximately 32.6%, 30.0% and 29.0% for the fiscal years ended December 31, 1999, 2000 and 2001, respectively. Trump Marina establishes credit limits based upon the particular patron's creditworthiness, as determined by an examination of the following criteria: (i) checking the patron's personal checking account balances, (ii) performing a credit check on each domestic patron and (iii) checking the patron's credit limits and indebtedness at all casinos in the United States, as well as many island casinos. The determination of a patron's creditworthiness is performed for continuing patrons on a yearly basis or more frequently if Castle Associates deems a re-determination of creditworthiness is warranted. In addition, depositing of markers is regulated by the State of New Jersey. Markers in increments of amounts up to and including $1,000 are deposited in a maximum of seven days; markers in increments of $1,001 to $5,000 are deposited in a maximum of 14 days; and markers in increments of $5,001 and over are deposited in a maximum of 45 days. Markers may be deposited sooner at the request of patrons or at Trump Marina's discretion.

      Bus Program. Trump Marina has a bus program which transports approximately 500 gaming patrons per day during the weekdays and approximately 600 per day on the weekends. Castle Associates' bus program offers incentives and discounts to certain scheduled and chartered bus customers. Based on historical surveys, management has determined that gaming patrons who arrive by special charters, as opposed to patrons traveling by scheduled bus lines or who travel distances greater than 60.0 miles, are more likely to create higher gaming revenue. Accordingly, Trump Marina's marketing efforts are focused on attracting such bus patrons.

      Employees and Labor Relations

      As of December 31, 2001, Castle Associates had approximately 2,300 full-time equivalent employees, 700 of whom were subject to collective bargaining agreements. Castle Associates' collective bargaining agreement with Local No. 54, which covers most of those employees, expires on September 14, 2004. Management believes that its relationship with its employees is satisfactory.

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

      Indiana Riverboat

      The Indiana Riverboat operates out of Buffington Harbor in Gary, Indiana. Buffington Harbor is approximately 25.0 miles from downtown Chicago, Illinois. In addition, the cities of Indianapolis, Fort Wayne, Toledo, Grand Rapids and Milwaukee are each within a 175-mile radius of Buffington Harbor. Management believes the Indiana Riverboat benefits from (i) its location near Chicago; (ii) its strategy of developing, together with Majestic Star Casino, L.L.C. ("Barden") (as described herein), an array of entertainment, retail and restaurant attractions, and coordinated cruise schedules and (iii) the widespread recognition of the "Trump" name and what management believes to be its reputation for quality. However, Illinois riverboats are permitted under Illinois law to remain dockside, allowing patrons to freely enter and exit, whereas Indiana casino riverboats, including the Indiana Riverboat, are prohibited from allowing patrons to enter the casino except at scheduled boarding times. Also, Illinois law permits gaming barges. Dockside gaming and gaming barges are significant competitive advantages for Illinois riverboats.

      Features and Amenities

      Trump Indiana competes with other casinos on the basis of service and quality and extent of amenities. For this reason, capital expenditures are required from time to time. See "--Recent Events"; "--Competition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      The Indiana Riverboat features an approximately 280-foot luxury yacht containing approximately 37,000 square feet of gaming space with approximately 1,455 slot machines, 50 table games and capacity for approximately 2,690 passengers and 300 employees. The site adjacent to the Indiana Riverboat includes surface parking for approximately up to 3,000 automobiles and certain other infrastructure improvements, including a 300-room hotel. The cost to THCR for the development of the Indiana Riverboat, including the land, the vessel, gaming equipment, a pavilion for staging and ticketing and restaurant facilities, berthing and support facilities and parking facilities, was $180.5 million through December 31, 2001. An additional amount of $4.8 million is required to be spent in connection with municipal commitments. The $4.8 million will be spent over the next 12 to 18 months with cash from operations or other available financings. See " -- Business and Marketing Strategy; Buffington Harbor."

      The Indiana Parking Garage (as defined herein) is anticipated to be completed in the second quarter of 2002 and will accommodate up to 2,000 cars. An enclosed walkway connecting the Indiana Parking Garage to Trump Indiana's casino floor will provide patrons with quick and safe access to Trump Indiana. See "--Business and Marketing Strategy; -Buffington Harbor."

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

      In March 2001, the Center for Urban Policy and the Environment (the "Center") of Indiana University's School of Public and Environmental Affairs interviewed 262 riverboat patrons over a four-day period in Buffington Harbor. From the study, the Center concluded the following: (i) the estimated average distance traveled to Buffington Harbor was 62.0 miles; (ii) 57.6% of the patrons were from outside Indiana; (iii) 78.0% of the out-of-state interviewed patrons (45.0% of the total sample) were from Illinois; (iv) 41.0% of the out-of-state interviewees (24.0% of the total sample) were from Chicago; (v) just over 7.0% of the interviewees were from the city of Gary, (vi) almost 17.0% were from the remainder of Lake County, and (viii) over 18.0% were from the remainder of Indiana. Management believes that the Trump name and its association with superior quality and customer service has helped Trump Indiana in attracting out-of-state gaming patrons to the Indiana Riverboat.

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

      In June 1996, the Indiana Gaming Commission (the "IGC") granted Trump Indiana a riverboat owner's license for the ownership and operation of a gaming vessel at Buffington Harbor, which was renewed in June 2001 and expires in June 2002.

      Buffington Harbor. On June 30, 1995, Trump Indiana acquired, pursuant to an Agreement of Sale, dated May 10, 1995 (the "Site Sale Agreement"), with Lehigh Portland Cement Company ("Lehigh") approximately 88.0 acres of land at Buffington Harbor (the "Buffington Harbor Site") for an aggregate purchase price of $13.5 million. Pursuant to an agreement between Lehigh and Trump Indiana, Lehigh granted Trump Indiana a lease for a term of up to 10 years for the use of the harbor and certain of Lehigh's property adjacent to the Buffington Harbor Site for the docking of the Indiana Riverboat vessel (the "Harbor Lease Agreement"). Pursuant to the Harbor Lease Agreement, Lehigh was entitled to receive lease payments in the amount of $125,000 per month, commencing after the 30th month of the Harbor Lease Agreement.

      Trump Indiana contributed the Buffington Harbor Site and its rights under the Harbor Lease Agreement to Buffington Harbor Riverboats, LLC ("BHR"), a 50.0% joint venture between Trump Indiana and Majestic Star Casino, LLC ("Barden"), in connection with the formation of BHR. Pursuant to a joint venture agreement between Trump

Indiana and Barden (the "BHR Agreement"), BHR owns, develops and operates all common land-based and waterside operations in support of Trump Indiana's and Barden's separate riverboat casinos at Buffington Harbor. Trump Indiana and Barden are each equally responsible for the development and the operating expenses of BHR. In September 2000, THCR and an affiliate of Barden formed a joint venture, Buffington Harbor Parking Associates ("BHPA"), for the purpose of constructing and operating a parking garage (the "Indiana Parking Garage."). In September 2000, BHPA acquired approximately 14.0 additional acres of land (not including the Buffington Harbor Site) previously leased from Lehigh for the construction of Indiana Parking Garage for an aggregate purchase price of $14.2 million, and the Harbor Lease Agreement was terminated. The construction of the Indiana Parking Garage commenced in the second quarter of 2001 and is anticipated to be completed in the second quarter of 2002. The Indiana Parking Garage and elevated roadway over certain railroad tracks are expected to cost approximately $25.0 million.

      BHPA separately leases the Indiana Parking Garage to each of (i) Trump Indiana pursuant to a parking lease, dated June 19, 2001 (the "Trump Indiana Garage Lease"), and (ii) Barden under a substantially identical lease agreement. The term of the Trump Indiana Garage Lease is until December 31, 2018. The initial rent installment, paid by Trump Indiana upon the execution of the Trump Indiana Garage Lease, was approximately $8.4 million. In addition, Trump Indiana is obligated to pay BHPA a monthly rent equal to (i) 50% of BHPA's debt service on the $17.1 million financing (the "Financing") to build the Indiana Parking Garage and (ii) 50% of any construction costs incurred by BHPA in excess of the net proceeds of the Financing. In the event either party defaults on its rental obligations under its respective garage lease with BHPA, the other party will be obligated to pay rent in an amount sufficient to satisfy 100% of BHPA's debt service obligations on the Financing.

      Trump Indiana entered into a development agreement with the City of Gary, Indiana, dated as of May 1, 1996 (the "Development Agreement"), which memorialized the commitments made by Trump Indiana to the City of Gary during the licensing process. The Development Agreement sets forth (i) the scope and timing of the capital expenditures committed to be made by Trump Indiana during the initial five-year term of its riverboat owner's license; (ii) Trump Indiana's agreement to pay to the City of Gary four percent (4.0%) of Trump Indiana's annual adjusted gross receipts and (iii) Trump Indiana's commitment regarding the employment of women and racial minorities and the utilization of union labor and local vendors. The Development Agreement also provides for certain monetary penalties in the event Trump Indiana had elected to abandon the Buffington Harbor Site within the first four years of gaming operations. In addition, the Development Agreement includes provisions regarding the "Trump Indiana Foundation," a private foundation established by Trump Indiana for charitable purposes primarily within the City of Gary and Lake County, Indiana. In 1996, Trump Indiana funded an initial amount of $1.0 million to the Trump Indiana Foundation. Trump Indiana was also required to make annual contributions of $100,000 to the Trump Indiana Foundation. The required payments were made for each year from 1997 through 2001. The Development Agreement was amended effective February 28, 2001 and confirmed Trump Indiana had satisfied its commitments to the City of Gary, other than a remaining $16.2 million of economic development commitments. Such economic development commitments have been reallocated to two new projects: (i) a stadium project, involving the acquisition, construction and equipping of a professional baseball stadium, and
(ii) a roadway project, involving the construction of elevated roadways and certain railroad tracks into the garage. Such amendment was approved by the IGC on March 2, 2001.

      Competition. Competition in the Great Lakes Market is also intense. Management believes that competition in the gaming industry, particularly the riverboat and dockside gaming industry, is based on a combination of quality and location of gaming facilities as well as the implementation of effective marketing strategies. In June 1999, the Illinois State Legislature authorized additional gaming facilities to be constructed in Illinois and permitted the state's riverboat properties to begin operating dockside, allowing patrons to freely enter and exit at any time and authorized gaming on barges in Illinois. Since such restrictions were lifted in June 1999, Illinois' casino revenues increased 34.0% year over year. In addition to dockside gaming, Illinois gaming regulators relaxed ownership hurdles, allowing operators to own more than one casino in the state. Although management believes that the location of the Indiana Riverboat allows Trump Indiana to compete effectively with other casinos in the surrounding geographic area, management expects competition in the casino gaming industry to become intense as more casinos are opened and new entrants into the gaming industry become even more operational. See "--Competition."

      Employees and Labor Relations

      As of December 31, 2001, Trump Indiana had approximately 954 full-time equivalent employees, of whom approximately 188 employees were covered by collective bargaining agreements. The collective bargaining agreement with the Hotel Employees and Restaurant Employees International Union, which covers most of those employees, ("H.E.R.E.") expired in June 2001. Negotiations are on-going. Management believes that its relationship with its employees is satisfactory.

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

      The term of the Trump License Agreement is until the later of: (i) June 12, 2015, (ii) such time as Mr. Trump and his affiliates no longer own at least a 15.0% voting interest in THCR or (iii) such time as Mr. Trump ceases to be employed or retained by THCR pursuant to an employment, management, consulting or similar services agreement. Upon expiration of the Trump License Agreement, Mr. Trump is required to grant to THCR a non-exclusive, world- wide and royalty-free right and license to use the Marks for a reasonable period of transition on terms to be mutually agreed upon between Mr. Trump and THCR. Mr. Trump's obligations to THCR under the Trump License Agreement are secured by a security agreement, pursuant to which Mr. Trump has granted to THCR a first priority, security interest in the Marks for use in connection with casino services, as well as related hotel, bar and restaurant services.

      Certain Indebtedness of THCR and Subsidiaries

      Senior Notes. Concurrently with the initial public offering of THCR in June 1995 (the "June 1995 Offering"), THCR Holdings and THCR Funding (collectively, the "THCR Obligors") issued, in an underwritten public offering, senior promissory notes in an aggregate principal amount of $155.0 million (the "Senior Notes") pursuant to the terms and conditions in the Indenture, dated June 12, 1995 (the "Senior Note Indenture"), by and among THCR Holdings, THCR Funding, as issuers, and U.S. Bank National Association, as trustee (the "Trustee"). The Senior Notes bear interest at the rate of 15-1/2% per annum, payable semiannually in arrears on June 15th and December 15th of each year commencing December 15, 1995, and mature June 15, 2005 (the "Senior Notes"). The Senior Notes include restrictive covenants prohibiting or limiting, among other things, the sale of assets, the making of acquisitions and other investments, certain capital expenditures, the incurrence of additional debt and liens and the payment of dividends and distributions. Non-compliance could result in the acceleration of such indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition-Liquidity and Capital Resources; Summary of Certain Debt; Senior Notes."

      TAC I Notes. In connection with THCR's acquisition of the Taj Mahal in April 1996 (the "Taj Acquisition"), Trump AC and Trump AC Funding issued, in an underwritten public offering, mortgage notes in the principal amount of $1.2 billion, bearing interest at the rate of 11-1/4% per annum, payable in cash semiannually in arrears on May 1st and November 1st of each year, and maturing on May 1, 2006 (the "TAC I Notes"). The obligations evidenced by the TAC I Notes are jointly and severally guaranteed by Taj Associates, Plaza Associates and Trump AC and all future subsidiaries of Trump AC (other than Trump AC Funding). The TAC I Notes were issued pursuant to an indenture agreement, dated as of April 17, 1996 (the "TAC I Note Indenture"), by and among Trump AC and Trump AC Funding, as issuers, Plaza Associates, Taj Associates and The Trump Taj Mahal Corporation as guarantors, and the Trustee. The TAC I Notes include restrictive covenants prohibiting or limiting, among other things, the sale of assets, the making of acquisitions and other investments, certain capital expenditures, the incurrence of additional debt and liens and the payment of dividends and distributions. Non-compliance could result in the acceleration of such indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition-Liquidity and Capital Resources; Summary of Certain Debt; TAC Notes."

      TAC II Notes. In December 1997, Trump AC and Funding II issued, in an underwritten public offering, mortgage notes in an aggregate principal amount of $75.0 million, bearing interest at the rate of 11-1/4% per annum, payable in cash semiannually in arrears on May 1st and November 1st of each year, and maturing on May 1, 2006 (the "TAC II Notes"). The TAC II Notes were issued pursuant to an indenture agreement, dated as of December 10, 1997 (the "TAC II
Note Indenture"), by and among Trump AC and Funding II, as issuers, TACC, Plaza Associates and Taj Associates, as guarantors, and the Trustee. The TAC II Notes include restrictive covenants prohibiting or limiting, among other things, the sale of assets, the making of acquisitions and other investments, certain capital expenditures, the incurrence of additional debt and liens and the payment of dividends and distributions. Non-compliance could result in the acceleration of such indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition-Liquidity and Capital Resources; Summary of Certain Debt; TAC Notes."

      TAC III Notes. In December 1997, Trump AC and Funding III issued, in an underwritten public offering, mortgage notes in an aggregate principal amount of $25.0 million, bearing interest at the rate of 11-1/4% per annum, payable in cash semiannually in arrears on May 1st and November 1st of each year, and maturing on May 1, 2006 (the "TAC III Notes," and together with the TAC I Notes and TAC II Notes, the "TAC Notes"). The TAC III Notes were issued pursuant to an indenture agreement, dated as of December 10, 1997 (the "TAC III Note Indenture"), by and among Trump AC and Funding III, as issuers, TACC, Plaza Associates and Taj Associates, as guarantors, and the Trustee. The TAC III Notes include restrictive covenants prohibiting or limiting, among other things, the sale of assets, the making of acquisitions and other investments, certain capital expenditures, the incurrence of additional debt and liens and the payment of dividends and distributions. Non-compliance could result in the acceleration of such indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition-Liquidity and Capital Resources; Summary of Certain Debt; TAC Notes."

      Other Indebtedness. In addition to the foregoing, Trump AC's long-term indebtedness includes approximately $16.6 million of indebtedness, including, as of December 31, 2001, approximately $1.2 million due under outstanding mortgage notes.

      Castle Mortgage Notes and Castle PIK Notes. In December 1993, Castle Associates refinanced its then outstanding 9-1/2% Mortgage Bonds due 1998 ("Castle Bonds") of Castle Funding by exchanging all of the Castle Bonds for Castle Funding's (i) 11-3/4% Mortgage Notes due November 15, 2003 in an aggregate principal amount of approximately $242.1 million (the "Castle Mortgage Notes") and (ii) 13-7/8% Subordinated Pay-in-Kind Notes due November 15, 2005 in an aggregate principal amount of approximately $60.0 million (the "Castle PIK Notes," and together with the Castle Mortgage Notes, the "Castle Notes"). The Castle Notes are redeemable at Castle Funding's option at any time commencing December 15, 1998, in whole or in part, at the redemption prices set forth in the indenture agreements under which they were issued, together with accrued and unpaid interest as of the redemption date. No Castle Notes were redeemed in 2001. The Castle Notes include restrictive covenants prohibiting or limiting, among other things, the sale of assets, the making of acquisitions and other investments, certain capital expenditures, the incurrence of additional debt and liens and the payment of dividends and distributions. Non-compliance could result in the acceleration of such indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition-Liquidity and Capital Resources; Summary of Certain Debt; Castle Mortgage Notes" and "-Castle PIK Notes."

      Castle Senior Notes and Castle Working Capital Loan. In April 1998, Castle Funding refinanced a portion of its then outstanding debt, on a consolidated basis, consisting of (i) a term loan from a bank for an outstanding principal amount of $38.0 million (the "Castle Term Loan"), and (ii) its 11-1/2% Senior Secured Notes due 2000 (the "11-1/2% Castle Notes") by issuing 10-1/4% Senior Secured Notes due April 30, 2003 (the "Castle Senior Notes"). The proceeds from the issuance of the Castle Senior Notes were used to redeem all of the issued and outstanding 11-1/2% Castle Notes at 100.0% of their outstanding principal balance plus accrued and unpaid interest and to repay the Castle Term Loan in full. The Castle Senior Notes have an outstanding principal amount of $62.0 million, bear interest at the rate of 10-1/4% per annum, payable semiannually on April 30th and October 30th of each year, and mature on April 30, 2003. The Castle Senior Notes include restrictive covenants prohibiting or limiting, among other things, the sale of assets, the making of acquisitions and other investments, certain capital expenditures, the incurrence of additional debt and liens and the payment of dividends and distributions. Non-compliance could result in the acceleration of such indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition-Liquidity and Capital Resources; Summary of Certain Debt; Castle Senior Notes."

      In conjunction with the issuance of the Castle Senior Notes, TCHI obtained a $5.0 million working capital credit facility (the "Castle Working Capital Loan"). The Castle Working Capital Loan bears interest at the rate of 10-1/4% per annum, payable semiannually on April 30th and October 30th, and matures on April 30, 2003. The Castle Working Capital Loan includes restrictive covenants prohibiting or limiting, among other things, the sale of assets, the making of acquisitions and other investments, certain capital expenditures, the incurrence of additional debt and liens and the payment of dividends and distributions. Non-compliance could result in the acceleration of such indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition-Liquidity and Capital Resources; Summary of Certain Debt; Castle Working Capital Loan."

      Both the Castle Senior Notes and the Castle Working Capital Loan are guaranteed by Castle Associates. The terms of the Castle Notes, the Castle Senior Notes and the Castle Working Capital Loan include limitations on the amount of additional indebtedness Castle Associates may incur, distributions of Castle Associates capital, investments and other business activities.

      Other Indebtedness. In addition to the foregoing, THCR's consolidated long-term indebtedness includes approximately $48.1 million of additional indebtedness as of the fiscal year ended December 31, 2001 which includes THCR Management's $11.0 million loan and Trump Indiana's $27.5 million loan.

      Delayed Interest Payments. On October 31, 2001, THCR issued a press release and filed a Current Report on Form 8-K with the Commission, therein announcing that THCR was seeking to negotiate the terms of its public debt, including the Senior Notes, TAC I Notes, TAC II Notes, TAC III Notes, Castle Mortgage Notes, Castle Senior Notes and the Castle Working Capital Loan, and was withholding interest payments thereon until such time as discussions between THCR and the bondholders of such debt issues had commenced.

      On November 28, 2001, THCR issued a press release and filed a Current Report on Form 8-K with the Commission, therein announcing that THCR was making interest payments on the overdue debt issues within the applicable grace periods. On January 11, 2002, an aggregate of $8.6 million was paid with respect to the interest payment on the Senior Notes which had been due on December 15, 2001. On November 29, 2001 aggregate amounts of $68.1 million, $4.3 million and $1.4 million were paid with respect to the interest payments on the TAC I Notes, TAC II Notes and TAC III Notes, respectively, which had been due on November 1, 2001. On November 29, 2001, an aggregate of $14.3 million was paid with respect to the interest payment on the Castle Mortgage Notes which had been due on November 15, 2001. On November 29, 2001, aggregate amounts of $3.2 million and $0.3 million were paid with respect to the interest payments on the Castle Senior Notes and the Castle Working Capital Loan, respectively, which had been due on October 30, 2001. See "-Recent Events"; "-Competition; New York State Legislation"; "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Exhibits, Financial Statement Schedules and Reports on Form 8-K."

      The Atlantic City Market

      Atlantic City is located along the New York-Philadelphia-Baltimore-Washington, D.C. corridor with nearly 30.0 million people living within a three-hour driving distance of Atlantic City. Management believes that the foregoing statistic, coupled with the many community improvements either recently completed, currently underway or anticipated in Atlantic City, bode well for Atlantic City's potential as a destination town since gambling was legalized in Atlantic City by voter referendum in 1976. Construction projects recently completed in Atlantic City include the following: (i) the $330.0 million Atlantic City-Brigantine connector tunnel project which was completed in July 2001, which connects the Atlantic City Expressway to the Marina District and H-Tract and the nearby residential city of Brigantine (the "Atlantic City-Brigantine Connector") and (ii) the $90.0 million refurbishment of the Boardwalk Hall into a 10,000 to 14,000-seat special events venue, which was completed in the Summer of 2001 and has the potential to attract major entertainers and strong regional boxing matches. Construction projects recently announced include the development of a $76.0 million retail and entertainment complex adjoining the Grand Boulevard entrance to the City of Atlantic City. Groundbreaking on approximately 300,000 square feet of space, accommodating 60 to 70 retail stores, is scheduled for the Summer of 2002 with completion expected by the fall of 2003.

      The Atlantic City market has demonstrated continued, though modest, growth despite the recent proliferation of new gaming venues across the country. Gaming revenues in the twelve casino hotels located in Atlantic City increased slightly in 2001 as compared to 2000, generating approximately $4.3 billion each year. From 1997 to 2001, total gaming revenues in Atlantic City have increased approximately 10.1% while hotel rooms increased by 3.2% during the same period. Although total visitor volume to Atlantic City remained relatively constant in 2001, the volume of bus customers decreased to 8.0 million in 2001 from 9.1 million in 2000, also representing a decline from 9.9 million in 1997. The volume of customers traveling by other means to Atlantic City has grown from
24.0 million in 1997 to 26.0 million in 2001.

      During the last five years, however, overall casino revenue growth in Atlantic City has lagged behind that of other traditional gaming markets, principally Las Vegas, Nevada. Management believes that this relatively slower growth is primarily attributable to three key factors, Atlantic City's (i) shortage of hotel rooms, (ii) more stringent regulatory environment and (iii) infrastructure problems. First, there are currently only 12 casinos in Atlantic City, as compared to 43 casinos located on the Las Vegas Strip. Until 1996, there had been no significant additions to hotel capacity in Atlantic City, and the last totally new property constructed in Atlantic City was the Taj Mahal in 1990, whereas Las Vegas has experienced a boom in recent hotel constructions, including the Bellagio in 1998, the Venetian, Paris and Mandalay Bay in 1999 and the Aladdin in August 2000, and the addition of rooms to existing hotels. Both markets have exhibited a strong correlation between hotel room inventory and total casino revenues. Second, the regulatory environment and infrastructure problems in Atlantic City have made it more difficult and costly to operate a casino in Atlantic City as compared to Las Vegas. Overall regulatory costs and tax levies in New Jersey have exceeded those in Nevada since gambling was legalized in Atlantic City in 1976, and there is generally a higher level of regulatory oversight in New Jersey than in Nevada. Third, management believes that the infrastructure problems of Atlantic City, manifested by impaired accessibility to the casinos, downtown Atlantic City congestion and the structural decay of the areas immediately surrounding the casinos, have impacted the public's perception of Atlantic City as a desirable recreational location. Management believes, however, that the development projects recently completed or currently underway in Atlantic City, particularly the construction of the new $268.0 million Atlantic City Convention Center completed in May 1997 and the Atlantic City-Brigantine Connector, completed in July 2001, will enhance Atlantic City's public perception as a favorable convention and destination location, although no assurances can be given. Moreover, no assurances can be given that the Atlantic City-Brigantine Connector will alleviate the traffic congestion as originally proposed. See "-Gaming and Other Laws and Regulations."

      Total Atlantic City slot revenues increased 1.7% in 2001 from 2000, continuing a trend of increases over the past nine years. From 1997 through 2001, slot revenue growth in Atlantic City has averaged 3.7% per year. Total table game revenue decreased by 4.1% in 2001 from 2000, while table game revenue from 1997 to 2001 has decreased on average approximately 0.3% per year. Management believes the slight decrease in table game revenue is primarily attributable to two factors. First, the slot product has been significantly improved in the recent years. Bill and coupon acceptors, new slot machines, video poker, themed slot machines and other improvements have been effective in increasing the popularity in slot play to guests who tend to gamble more for entertainment value, as compared to guests who are more interested in playing table games. During the past couple of years, casino operators in Atlantic City have opted to increase their number of slot machines in favor of table games due to increased popularity of slot play to the Atlantic City patron and to slot machines' comparatively higher profitability margin resulting from lower labor and support costs. Since 1997, the number of slot machines in Atlantic City has increased by 6.9% while the number of table games has decreased by 14.0%. Slot revenues increased from 69.4% of total casino revenues in 1997 to 72.8% in 2001. The second possible reason for the historical slight decrease in table game revenue is that table game players tend to typically be higher-end players who are more likely to be interested in overnight stays and other amenities. During the peak Spring and Summer seasons and weekends, room availability in Atlantic City has typically proven to be inadequate in meeting demand, indirectly making it difficult for casino operators and hosts to aggressively promote table play to potential higher-end table game customers.

      Atlantic City's new $268.0 million Convention Center, completed in May 1997, with approximately 500,000 square feet of exhibition and pre-function space, 45 meeting rooms, food-service facilities and an underground parking garage accommodating up to 1,600 cars, is located at the base of the Atlantic City Expressway, and is currently the second largest convention center in the Northeast.

      The Boardwalk Hall, Atlantic City's original convention center, is located on the Boardwalk, physically connected to the Trump Plaza, and is owned by the New Jersey Sports and Exposition Authority (the "NJSEA"). Its East Hall, which was constructed in 1929 and is listed on the National Register of Historic Places, underwent a $90.0 million renovation which was completed in the Summer of 2001 with funding approved by the New Jersey Casino Reinvestment Development Authority (the "CRDA") in February 1999. These improvements, while preserving the historic features of this landmark, converted the East Hall into a modern special events venue which includes new seating for 10,000 to 14,000 people in its main auditorium, new lighting, sound and television-ready wiring systems. Management believes that the East Hall has the potential to attract major entertainers and showcase popular boxing events, although no assurances can be given.

      In the fall of 1998, the South Jersey Transportation Authority (the "SJTA") commenced the Atlantic City- Brigantine Connector. This project consisted of the construction of an approximate 2.2 mile roadway and tunnel system in Atlantic City which connects the Atlantic City Expressway to (i) the Marina District, where the Trump Marina is located, (ii) the H-Tract, which has been Atlantic City's focal point for new casino construction and (iii) the nearby residential city of Brigantine. The Atlantic City-Brigantine Connector was completed in the Summer of 2001 at an estimated cost of $330.0 million.

      Several major infrastructure improvements have been completed in Atlantic City in the past several years. In 1998, an $88.0 million "Grand Boulevard" corridor linking the new Atlantic City Convention Center with the Boardwalk was completed. Also in 1998, the CRDA undertook a $20.8 million beautification project for the five-block Virginia and Maryland Avenue corridor which connects the 30-acre Boardwalk site of the Taj Mahal to Absecon Boulevard (Route 30), one of Atlantic City's principal access roadways. This comprehensive project included the repair, resurfacing and resignalizing of these roads and the installation of new roadside lighting, the acquisition and demolition of deteriorated structures on Virginia Avenue and, to a lesser extent, Maryland Avenue, and the installation and maintenance of roadside landscaping on those sites, the construction of a 26-unit subdivision of two-story, single unit and duplex residences which will front on opposing sides of Virginia Avenue, and the improvement of the exterior facades of selected Virginia Avenue and other structures, with consents of the owners, to achieve a harmony and continuity of design among closely proximate properties. Construction of the roadway and housing elements of this project was completed in the Summer of 2000. See "-Competition."

      Competition

      Atlantic City. Competition in the Atlantic City market remains intense. The Trump Atlantic City Properties compete with other casino hotels located in Atlantic City as well as with each other. At the present time, there are 12 casino hotels located in Atlantic City, including the Trump Atlantic City Properties, all of which compete for patrons. The Trump Atlantic City Properties compete with other casinos on the basis of service and quality and extent of amenities. For this reason, substantial capital expenditures are required from time to time to compete effectively. Substantial new expansion and development activity has recently been completed, is under construction, or has been announced in Atlantic City at other properties, including the expansion at Harrah's, Hilton, Caesar's, Sands, Showboat, Tropicana and Bally's Wild West Casino, which intensifies competitive pressures in the Atlantic City market.

      In September 2000, Boyd Gaming and MGM Grand, Inc. ("MGM") commenced their joint development of a 25- acre site located in the Marina District for the construction of a Tuscan-style casino resort to be named the "Borgata." The Borgata will feature a 40-story tower with 2,010 rooms and suites, as well as a 135,000 square-foot casino, restaurants, retail shops, a spa and pool, and entertainment venues. Construction of the Borgata is scheduled to be completed by mid-2003 and is estimated to cost approximately $1.0 billion.

      In 1999, Park Place Entertainment, Inc. ("Park Place") completed the acquisition of Caesar's Casino Hotels from Starwoods Hotel & Resorts Worldwide, Inc. This acquisition included the Caesar's Atlantic City property, which is adjacent to Bally's Park Place and Wild West Casino hotel ("Bally's") owned by Park Place. In 2000, Park Place connected the Caesar's and Bally's properties with a $24.0 million connector, which included additional gaming space. In 2001, Park Place completed the acquisition of the Claridge Casino Hotel which is adjacent to Bally's. Park Place also commenced construction to connect Bally's and the Claridge with a $25.0 million connector to include additional retail and meeting space to be completed in the Summer of 2002.

      In March 2000, MGM consummated its acquisition of Mirage Resorts, Inc. to become MGM Mirage Inc. ("MGM Mirage"). MGM Mirage owns and/or operates 18 casino properties on three continents, and together with Boyd, commenced the development of the 25-acre site located in the Marina District for the construction of the Borgata in September 2000. The Borgata is intended to be completed by mid-2003. MGM Mirage also owns the 55-acre lot adjacent to the site committed to the Borgata, and in the first quarter of 2001, announced its intention of building an additional casino hotel on such site with a tentative completion date in 2005. At this time, it is not possible to determine the impact that this acquisition and announcement will have on any planned development in the H-Tract or on the Boardwalk.

      During the first quarter of 2001, Aztar Corp. announced its plan to build a $225.0 million expansion of its Atlantic City Tropicana, including a 502-room hotel tower, a 200,000 square-foot themed retail and entertainment complex called The Quarter, a 25-room conference center and a 2,400-space parking garage with an expected commencement date in May 2002 and an expected completion date in the Spring of 2004.

      In addition, management also believes that there are several other sites on the Boardwalk and in the Marina District on which casino hotels could be built in the future, and various applications for casino licenses have been filed and announcements with respect thereto have been made from time to time. There can be no assurances that proposed and future expansions would not have a material adverse effect on the business and operations of the Trump Atlantic City Properties. In particular, the Borgata could adversely affect the nearby Trump Marina. There also can be no assurances that the Atlantic City development projects, which are planned or in process, will be completed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      Harrah's Entertainment, Inc. commenced building an approximate $200.0 million hotel and casino expansion at its Harrah's Atlantic City property. The expansion includes a 452 hotel room tower expected to be completed during the second quarter of 2002, a 50,000 square foot expansion to include 28,000 square feet of casino space accommodating 950 slot machines operating in phases starting in June 2002 and a Grand Lobby/Porte Cochere also to be completed in June 2002.

      Resorts Atlantic City announced plans to proceed with construction of a $125 million 459 room hotel tower expansion with ground breaking scheduled in May 2002 and an expected completion in the first quarter of 2004.

      The Showboat Casino Hotel broke ground in March 2002 for a $90 million 544 room hotel tower addition with an expected completion in June 2003.

      During 1997, a total of approximately 51,870 square feet of casino floor space was added. Slot machines increased by approximately 2,153 units, and table games increased by approximately 82 units. During 1998, a total of approximately 38,350 square feet of casino floor space was added. Slot machines increased by approximately 822 units and table games decreased by approximately 71 units. During 1999, casino floor space decreased by approximately 41,071 square feet, of which approximately 49,211 was due to the closing of Trump World's Fair in October 1999. Slot machines decreased by approximately 1,191 units, 1,636 of which were attributable to the closing of Trump World's Fair in October 1999, and table games decreased by approximately 47 units. During 2000, a total of approximately 27,430 square feet of casino floor space was added, the number of slot machines increased by approximately 1,590 units and table games decreased by approximately 15 units. During 2001, a total of approximately 31,983 square feet of casino floor space was added and the number of slot machines increased by approximately 1,205 units and table games decreased by approximately 54 units.

      The Trump Atlantic City Properties also compete, or will compete, with facilities in the northeastern and mid- Atlantic regions of the United States at which casino gaming or other forms of wagering are currently, or in the future may be, authorized. To some extent, the Trump Atlantic City Properties and/or Indiana Riverboat face competition from gaming facilities nationwide, including land-based, cruise line, riverboat and dockside casinos located in Colorado, Connecticut, Delaware, Illinois, Indiana, Iowa, Louisiana, Michigan, Mississippi, Missouri, Nevada, New York, South Dakota, Ontario (Windsor and Niagara Falls), the Bahamas, Puerto Rico and other locations inside and outside the United States, and from other forms of legalized gaming in New Jersey and in its surrounding states such as lotteries, horse racing (including off-track betting), jai alai, bingo and dog racing, and from illegal wagering of various types. New or expanded operations by other persons can be expected to increase competition and could result in the saturation of certain gaming markets. For example, at the end of 2001, there were a total of approximately 5,172 slot machines installed and operational in Delaware. West Virginia also permits slot machines at racetracks, and track owners in several other states, including Maryland, New York and Pennsylvania, are seeking to do the same. In December 1996, the Casino Niagara opened in Niagara Falls, Ontario. In February 1998, the Ontario Casino Commission designated a consortium whose principal investor is Hyatt Hotels Corporation as the preferred developer of the permanent Casino Niagara. Moreover, the Trump Atlantic City Properties may also face competition from various forms of internet gambling.

      Recent legislation in New York is also likely to result in increased competition in Atlantic City. See "-New York Legislation."

      In addition to competing with other casino hotels in Atlantic City and elsewhere, by virtue of their proximity to each other and the common aspects of certain of their respective marketing efforts, including the common use of the "Trump" name, the Trump Atlantic City Properties compete directly with each other for gaming patrons.

      Native American Casinos. In addition, the Trump Atlantic City Properties also face considerable competition from casino facilities in a number of states operated by federally recognized Native American tribes. Pursuant to the Indian Gaming Regulatory Act (the "IGRA"), which was passed by Congress in 1988, any state which permits casino-style gaming (even if only for limited charity purposes) is required to negotiate gaming compacts with federally recognized Native American tribes. Under the IGRA, Native American tribes enjoy comparative freedom from regulation and taxation of gaming operations, which provides them with an advantage over their competitors, including the Trump Atlantic City Properties.

      In February 1992, the Mashantucket Pequot Nation opened Foxwoods Resorts Casino ("Foxwoods"), a casino hotel facility in Ledyard, Connecticut (located in the far eastern portion of such state), an approximately three-hour drive from New York City and an approximately two and one-half hour drive from Boston, Massachusetts, which currently offers 24-hour gaming and contains approximately 6,412 slot machines, 350 table games and over 1,400 rooms and suites, 24 restaurants, 17 retails stores, entertainment and a year-round golf course. Also, a high-speed ferry operates seasonally between New York City and Foxwoods. The Mashantucket Pequot Nation has also announced plans for a high-speed train linking Foxwoods to the interstate highway and an airport outside Providence, Rhode Island.

      In October 1996, the Mohegan Nation opened the Mohegan Sun Casino Resort in Uncasville, Connecticut, located 10 miles from Foxwoods. Developed by Sun International Hotels, Ltd., the Mohegan Sun has approximately 6,100 slot machines and 282 tables, off-track horse betting, bingo, 32 food and beverage outlets, and retail stores. The Mohegan Sun recently completed the first phase of a $1.0 billion expansion project which included a 115,000 square foot casino, a 10,000 seat arena, 40 retail shops and dining venues, and two additional parking garages accommodating up to 5,000 cars which were opened in September 2001. The second phase which will include a 1,200 hotel guest room 34 story tower with convention facilities and spa, is expected to be completed in the Spring of 2002. The foregoing expansion of the Mohegan Sun could have a material adverse impact on the revenue growth of the Trump Atlantic City Properties.

      The Eastern Pequot Tribe, along with the Paucatuck Eastern Pequot Tribe, are seeking federal recognition as Tribal Nations. Both tribes received findings of preliminary recognition in 2000. There can be no assurance that any continued expansion of gaming operations of the Mashantucket Pequot Nation, the gaming operations of the Mohegan Nation or the commencement of gaming operations by the Eastern Pequots or Paucatuck Eastern Pequots would not have a materially adverse impact on the operations of the Trump Casino Properties. A subsidiary of THCR has agreed to support the efforts of the Paucatuck Eastern Pequot Tribal Nation for federal recognition as a tribal nation. In consideration of this agreement, the Paucatuck Eastern Pequot Tribal Nation has agreed to negotiate exclusively with THCR during the term of the agreement for the development and management of a Native American casino to be located on Paucatuck Eastern Pequot Tribal Nation land.

      In July 1993, the Oneida Nation opened "Turning Stone," a casino featuring 24-hour table gaming and electronic gaming machines with approximately 90,000 square feet of gaming space, near Syracuse, New York. In October 1997, the Oneida Nation opened a hotel which included expanded gaming facilities, and constructed a golf course and convention center. There are also plans for a further expansion consisting of 50,000 square feet of gaming space, 300 additional hotel rooms and a water park.

      In April 1999, the St. Regis Mohawk Nation opened the Akwesasne Casino, featuring electronic gaming machines, in the northern portion of New York State, close to the Canadian border. In April 1999, the St. Regis Mohawks also announced their intentions of opening a casino with Catskill Development Company at the Monticello Race Track in the Catskill Mountains region of New York, which was approved by the Assistant Secretary-Indian Affairs (Interior) but is also subject to the approval of the Governor of New York pursuant to IGRA. In April 2000, the St. Regis Mohawks terminated their contract with Catskill Development Company and announced that Park Place would build and manage a $500 million tribal casino and resort in the Catskill Mountains. In May 2000, Park Place agreed to purchase Kutshers Resort for the new St. Regis Mohawks' casino site. There is ongoing litigation between Park Place and the Catskill Development Company.

      In central New York, a tribe called the Stockbridge Munsee Band of Mohegans, is claiming 6 million acres of ancestral lands for its own Catskills casino approximately 85 miles from New York City. Their partners, Trading Cove Associates, developers of the hugely successful Mohegan Sun in Connecticut, have purchased an option on 300 acres to build a $600 million casino hotel.

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

      The Narragansett Nation of Rhode Island, which has federal recognition, is seeking to open a casino in the State of Rhode Island.

      The Aquinnah Wampanoag Tribe is seeking to open a casino in the State of Massachusetts. Other Native American nations are seeking federal recognition, land and negotiation of gaming compacts in New York, Pennsylvania, Connecticut and other states near Atlantic City. If successful, there can be no assurance that additional casinos built in or near the portion of the United States would not have a material adverse effect on the business and operations of the Trump Atlantic City Properties.

      New York State Legislation. In September 2001, New York State, citing a statewide economic crisis precipitated by the September 11, 2001 terrorist attacks on New York City, passed legislation permitting video lottery terminals at five harness racetracks and further allows the governor to negotiate Class III gaming compacts with tribes for up to six resort-scale casinos. The legislation allows three tribal resort scale casinos in the Catskills, within 90 miles of New York City, and the other three in the Buffalo-Niagara Falls area. The three Buffalo-Niagara Falls resort scale casinos would join two existing Indian casinos, the Turning Stone, operated by the Oneida Nation near Syracuse and one owned by the St. Regis Mohawks, near the Canadian Border. A lawsuit was filed in New York's Supreme Court in Albany in January 2002, claiming, among other things, that the legislation violated the provisions of New York State's constitution. Competition from these properties, when opened, could have a material adverse effect on the Trump Atlantic City Properties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      State Legislation. Legislation permitting other forms of casino gaming has been proposed, from time to time, in various states, including those bordering the State of New Jersey. Six states have presently legalized riverboat gambling while others are considering its approval, including New York State and the Commonwealth of Pennsylvania. Several states are considering or have approved large scale land-based casinos. The business and operations of the Trump Atlantic City Properties could be adversely affected by such competition, particularly if casino gaming were permitted in jurisdictions near or elsewhere in New Jersey or in other states in the Northeast. Currently, casino gaming, other than Native American gaming, is not allowed in other areas of New Jersey or in Connecticut, New York or Pennsylvania. To the extent that legalized gaming becomes more prevalent in New Jersey or other jurisdictions near Atlantic City, competition would intensify. In particular, proposals have been introduced to legalize gaming in other locations, including Philadelphia, Pennsylvania. Management is unable to predict whether any such legislation, in New Jersey or elsewhere, will be enacted or whether, if passed, it would have a material adverse impact on the Trump Atlantic City Properties and/or the Indiana Riverboat.

      Indiana. The Indiana Riverboat competes primarily with riverboats and other casinos in the northern Indiana and Chicago metropolitan area and throughout the Great Lakes Market. Although northern Indiana is part of the greater Chicago metropolitan market, which is one of the most successful new gaming markets in the United States, the Indiana Riverboat may be more dependent on patrons from northern Indiana than its Illinois competitors, and the propensity of these patrons to wager cannot be predicted with any degree of certainty. In addition to competing with Barden's Majestic Star riverboat at the Buffington Harbor Site, the Indiana Riverboat competes with three other riverboats in the northwest Indiana market. To a lesser degree, the Indiana Riverboat competes with five operating riverboats located in southern Indiana. At the present time, there are four other riverboats in the Chicago, Illinois area. Statutory changes now enable gambling on barges and Illinois riverboats to remain dockside, allowing patrons to freely enter and exit, whereas Indiana casino riverboats are required to cruise or simulate cruising.

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

      The Indiana Riverboat is seeking a competitive advantage primarily based upon its superior location, including its proximity to, and direct access from, Chicago, extensive parking facilities, name recognition, a superior gaming vessel and gaming experience, and targeted marketing strategies. In addition, a casino opened during 1994 in Windsor,

Ontario, across the river from Detroit. In 1997, Detroit approved land-based casino gaming with a limit of three licenses for the metropolitan area, and selected the operators for the licenses. Two of these land-based casinos opened for operation in 1999, and the third opened in 2000. Although management believes that there is sufficient demand in the market to sustain the Indiana Riverboat, there can be no assurance of that effect. Legislation has also been approved during 1999 to expand riverboat gaming in Illinois, including authorizing new sites in the Chicago area with which the Indiana Riverboat would compete. Illinois legislation now permits gambling on barges and dockside gaming and allows operators to own more than one casino in the state. There can be no assurance that Indiana will not authorize additional gaming licenses nor can there be any assurances that Indiana will follow suit in allowing dockside gaming. See "-Indiana Riverboat."

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

      Operating Licenses. In June 1999, the CCC renewed Taj Associates' license to operate the Taj Mahal through June 2003, renewed Castle Associates' license to operate the Trump Marina through May 2003, and renewed Plaza Associates' license to operate Trump Plaza through June 2003.

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

      Under the terms of the Senior Note Indenture, TAC I Note Indenture, TAC II
Note Indenture, TAC III Note Indenture and the indentures pursuant to which the Castle Senior Notes, the Castle Mortgage Notes, and the Castle PIK Notes were issued, and the terms of the Castle Working Capital Loan, if a holder of securities of THCR or its subsidiaries, does not qualify under the Casino Control Act when required to do so, such holder must dispose of its interest in such securities, and the respective issuer or issuers of such securities may redeem the securities at the lesser of the outstanding amount or fair market value. Similar provisions are set forth in THCR's Certificate of Incorporation, as amended, with respect to the Common Stock of THCR.

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

      Gross Revenue Tax. Each casino licensee is also required to pay an annual tax of 8.0% on its gross casino revenues. For the years ended December 31, 1999, 2000 and 2001, Plaza Associates' gross revenue tax was approximately $28.6 million, $25.8 million and $26.4 million, respectively, and its license, investigation and other fees and assessments totaled approximately $4.1 million, $5.1 million and $4.8 million, respectively. For the years ended December 31, 1999, 2000 and 2001, Taj Associates' gross revenue tax was approximately $40.3 million, $43.8 million and $42.6 million, respectively, and its license, investigation and other fees and assessments totaled approximately $5.3 million, $5.1 million and $5.5 million, respectively. For the years ended December 31, 1999, 2000 and 2001, Castle Associates' gross revenue tax was approximately $21.8 million, $21.6 million and $21.7 million, respectively, and its license, investigation and other fees and assessments totaled approximately $3.7 million, $4.3 million and $4.4 million, respectively.

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

      Conservatorship. If, at any time, it is determined that Plaza Associates, Trump AC Holding, Trump AC, Trump AC Funding, Funding II, Funding III, Taj Associates, Castle Associates, TCHI, THCR, THCR Holdings, THCR Funding or any other entity qualifier has violated the Casino Control Act or that any of such entities cannot meet the qualification requirements of the Casino Control Act, such entity could be subject to fines or the suspension or revocation of its license or qualification. If a casino license is suspended for a period in excess of 120 days or is revoked, or if the CCC fails or refuses to renew such casino license, the CCC could appoint a conservator to operate and dispose of such licensee's casino hotel facilities. A conservator would be vested with title to all property of such licensee relating to the casino and the approved hotel subject to valid liens and/or encumbrances. The conservator would be required to act under the direct supervision of the CCC and would be charged with the duty of conserving, preserving and, if permitted, continuing the operation of the casino hotel. During the period of the conservatorship, a former or suspended casino licensee is entitled to a fair rate of return out of net earnings, if any, on the property retained by the conservator. The CCC may also discontinue any conservatorship action and direct the conservator to take such steps as are necessary to effect an orderly transfer of the property of a former or suspended casino licensee. Such events could result in an event of default under the terms of the Senior Note Indenture, TAC I Notes Indenture, TAC II Note Indenture, TAC III Note Indenture and the indentures pursuant to which the Castle Senior Notes, the Castle Mortgage Notes, and the Castle PIK Notes were issued, and the terms of the Castle Working Capital Loan.

      Qualification of Employees. Certain employees of Plaza Associates, Taj Associates and Castle Associates must be licensed by or registered with the CCC, depending on the nature of the position held. Casino employees are subject to more stringent requirements than noncasino employees and must meet applicable standards pertaining to financial stability, integrity and responsibility, good character, honesty and integrity, business ability and casino experience and New Jersey residency. These requirements have resulted in significant competition among Atlantic City casino operators for the services of qualified employees.

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

      Indiana Gaming Regulations

      Indiana Gaming Commission. The ownership and operation of riverboat gaming operations in Indiana are subject to strict state regulation under the Riverboat Gambling Act and the administrative rules promulgated thereunder. The IGC is empowered to administer, regulate and enforce the system of riverboat gaming established under the Riverboat Gambling Act and has jurisdiction and supervision over all riverboat gaming operations in Indiana, as well as all persons on riverboats where gaming operations are conducted. The IGC is empowered to regulate a wide variety of gaming and non-gaming related activities, including the licensing of suppliers to, and employees at, riverboat gaming operations and to approve the form of ownership and financial structure of not only riverboat owner and supplier licensees, but also their entity qualifiers and intermediary and holding companies. The IGC has adopted certain final rules and has published others in proposed or draft form which have proceeded through the review and final adoption process. The IGC also has indicated its intent to publish additional proposed rules in the future. The IGC has broad rulemaking power, and it is impossible to predict what effect, if any, the amendment of existing rules of the finalization of currently new rules might have on the operations of the Indiana Riverboat or THCR. The following reflects both adopted and proposed regulations. Further, the Indiana General Assembly has the power to promulgate new laws and implement amendments to the Riverboat Gambling Act, which could materially affect the operations or economic viability of the gaming industry in Indiana.

      Riverboat Owner's License. The operation of a gaming riverboat in Indiana is subject to the Riverboat Gambling Act and the administrative rules promulgated thereunder. In June 1996, the IGC granted Trump Indiana a riverboat owner's license, which in June 2001 was renewed to June 2002. Although management anticipates successfully renewing the Indiana Riverboat License, the IGC has broad rule making power, and it is generally impossible to predict what effect, if any, any new amendments to the existing rules might have on the business and operations of the Indiana Riverboat.

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

      In the past, the Service had taken the position that winnings from table games by nonresident aliens were subject to a 30.0% withholding tax. The Service, however, subsequently adopted a practice of not collecting such tax. Recently enacted legislation exempts from withholding tax table game winnings by nonresident aliens, unless the Secretary of the Treasury determines by regulation that such collections have become administratively feasible.

      The Trump Casino Properties have adopted the following internal control procedures to increase compliance with these Treasury regulations: (i) computer exception reporting; (ii) establishment of a committee to review Currency Transaction Report transactions and reporting which consists of executives from the Casino Operations, Marketing and Administration Departments; (iii) internal audit testing of compliance with the Treasury regulations; (iv) training for all new and existing employees in compliance with the Treasury regulations; and (v) a disciplinary program for employee violations of the policy.

      The Indiana Riverboat site is located near protected wetlands which subject THCR to obligations or liabilities in connection with wetlands mitigation or protection.

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

      ITEM 2. PROPERTIES.

      THCR

      Administrative Offices. THCR leases office space in Trump Tower located in midtown Manhattan for general, executive and administrative purposes pursuant to a lease, dated November 1, 1996, as amended (the "Trump Tower Lease"), by and between Taj Associates, as tenant, and Trump Tower Commercial LLC, as landlord ("Trump Tower Commercial"),which was assigned to THCR Holdings on August 24, 2000. Trump Tower Commercial is an affiliate of Trump. The Trump Tower Lease terminates on August 31, 2010. The annual rent, payable in equal monthly installments, during the three-year period from September 1, 2000 to August 31, 2003 is $64,644.25. The annual rent for the three-year period from September 1, 2003 to August 31, 2006 is $68,458.50. The annual rent during the three- year period from September 1, 2006 to August 31, 2010 is $72,261.75. Pursuant to the Trump Tower Lease, THCR Holdings is also obligated to pay a proportionate share of the imposed property taxes. During the fiscal year ended

December 31, 2001, an aggregate amount of $67,275, including rent and property taxes, was paid to Trump Tower Commercial under the Trump Tower Lease. See "Executive Compensation; Compensation Committee Interlocks and Insider Participation; Certain Related Party Transactions; THCR."

      Trump Plaza

      Plaza Associates owns and leases several parcels of land in and around Atlantic City, New Jersey, each of which is used in connection with the operation of Trump Plaza and each of which is subject to the liens of the mortgages associated with the TAC I Notes, the TAC II Notes and the TAC III Notes (collectively, the "Plaza Mortgages") and certain other liens. See "Business; Recent Events"; "-Certain Indebtedness of THCR and Subsidiaries; TAC I Notes"; "-TAC II Notes"; "-TAC III Notes" and "-Delayed Interest Payments"; "-Competition; New York State Legislation" and "Exhibits, Financial Statement Schedules and Reports on Form 8-K."

      Plaza Casino Parcel. The Trump Plaza Main Tower is located on the Boardwalk in Atlantic City, New Jersey, next to the Boardwalk Hall. It occupies the entire city block (approximately 2.38 acres) bounded by the Boardwalk, Mississippi Avenue, Pacific Avenue and Columbia Place (the "Plaza Casino Parcel").

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

      Trump Plaza East. In April 1996, Plaza Associates exercised its option to purchase certain of the fee and leasehold interests comprising the Trump Plaza East Tower for an aggregate purchase price of $28.0 million. Plaza Associates currently leases a portion of the land adjacent to the Trump Plaza East Tower from an unrelated third party.

      In October 2001, Time Warner Entertainment Company, L.P. ("Time Warner") terminated its lease with Trump Plaza (the "Time Warner Plaza Lease") of 17,000 square feet of retail space with Boardwalk frontage in the Trump Plaza East Tower it had used for a Warner Brothers store. The Time Warner Plaza Lease, entered into by the parties in September 1993, had been for an initial term of ten years, and required Time Warner to pay Trump Plaza an amount equal to (i)
7.5 percent (7.5%) of gross annual sales up to $15.0 million and (ii) 10 percent (10.0%) of gross sales in excess of $15.0 million. The Time Warner Plaza Lease also permitted Time Warner to terminate the Time Warner Plaza Lease before the expiration of the initial ten-year term in the event that annual gross sales were less than $5.0 million, as adjusted by the Consumer Price Index for the Philadelphia-New Jersey area ("CPI"), for any lease year during the third through ninth years of the initial ten-year term (the "Early Termination Clause"). In connection with Time Warner's merger with America Online, Inc. in January 2001 (the "AOL-Time Warner Merger"), Time Warner closed its national chain of Warner Brothers stores, including the Warner Brothers store in Trump Plaza, and terminated the Time Warner Plaza Lease in the third quarter of 2001 pursuant to the Early Termination Clause. Management currently intends to lease the space previously occupied by Time Warner to a comparable retailer or restaurant franchise.

      Parking Parcels. Plaza Associates owns a parcel of land (the "Plaza Garage Parcel") located across the street from the Plaza Casino Parcel and along Pacific Avenue in a portion of the block bound by Pacific Avenue, Mississippi Avenue, Atlantic Avenue and Missouri Avenue. Plaza Associates has constructed the Trump Plaza Transportation Facility on the Plaza Garage Parcel. An enclosed pedestrian walkway from the parking garage provides access to the Trump Plaza at the casino level. Parking at the parking garage is available to Trump Plaza's guests, as well as to the general public.

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

      Warehouse Parcel. Plaza Associates owns a warehouse and office facility located in Egg Harbor Township, New Jersey, containing approximately 64,000 square feet of space (the "Egg Harbor Parcel"). The Egg Harbor Parcel is encumbered by a first mortgage (senior to the liens of the Plaza Mortgages) having an outstanding principal balance, as of December 31, 2001, of approximately $1.2 million and is encumbered by the Plaza Mortgages. This facility is currently being utilized by Taj Associates.

      Plaza Associates has financed or leased and from time to time will finance or lease its acquisition of furniture, fixtures and equipment. The lien in favor of any such lender or lessor may be superior to the liens of the Plaza Mortgages.

      Taj Mahal

      Taj Associates currently owns the parcels of land which are used in connection with the operation of the Taj Mahal. Each of these parcels is encumbered by the mortgages securing the TAC I Notes, TAC II Notes and TAC III Notes (collectively, the "Taj Mortgages") and certain other liens. See "Business; Recent Events"; "-Certain Indebtedness of THCR and Subsidiaries; TAC I Notes"; "-TAC II Notes"; "-TAC III Notes" and "-Delayed Interest Payments"; "-Competition; New York State Legislation" and "Exhibits, Financial Statement Schedules and Reports on Form 8-K."

      The Casino Parcel. The land comprising the Taj Mahal site consists of approximately 30.0 acres, bounded by the Boardwalk to the south, vacated former States Avenue to the east, Pennsylvania Avenue to the west and Pacific Avenue to the north.

      Taj Entertainment Complex. In connection with the Taj Acquisition in April 1996, Taj Associates purchased the Taj Entertainment Complex from Realty Corp. The Taj Entertainment Complex is a 20,000-square-foot multipurpose entertainment complex known as the Xanadu Theater with seating capacity for approximately 1,200 persons, which can be used as a theater, concert hall, boxing arena or exhibition hall.

      Steel Pier. Also in April 1996, Taj Associates purchased the approximate
3.6 acre pier and related property located across the Boardwalk from the Taj Mahal (the "Steel Pier") from Taj Mahal Realty Corp., an affiliate of Trump ("Realty Corp."). Taj Associates initially proposed a concept to improve the Steel Pier, the estimated cost of which improvements was $30.0 million. Such concept was approved by the New Jersey Department of Environment Protection ("NJDEP"), the agency which administers the Coastal Area Facilities Review Act ("CAFRA"). A condition imposed on Taj Associates' CAFRA permit initially required that Taj Associates begin construction of certain improvements on the Steel Pier by October 1992, which improvements were to be completed within 18 months of commencement. In March 1993, Taj Associates obtained a modification of its CAFRA permit providing for the extensions of the required commencement and completion dates of the improvements to the Steel Pier for one year based upon an interim use of the Steel Pier for an amusement park. Taj Associates received additional one-year extensions of the required commencement and completion dates of the improvements of the Steel Pier based upon the same interim use of the Steel Pier as an amusement park pursuant to a sublease (the "Pier Sublease") with an amusement park operator. The Pier Sublease terminates on December 31, 2003, unless extended.

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

      Themed Restaurants and Retail Shopping. In February 1996, Hard Rock Cafe International (N.J.), Inc. ("Hard Rock") entered into a fifteen-year lease agreement (the "Hard Rock Cafe Lease") with Taj Associates pursuant to which Hard Rock leases an approximately 11,500 square-foot space at the Taj Mahal for a Hard Rock Cafe. The Hard Rock Cafe opened in November 1996. The basic rent under the Hard Rock Cafe Lease is $750,000 per year, payable in equal monthly installments, for the first 10 years of the lease term, and will be $825,000 per year, payable in equal monthly installments, for the remaining five years of the lease term. In addition, Hard Rock will pay percentage rent in an amount equal to 10.0% of Hard Rock's annual gross sales in excess of $10.0 million. Hard Rock has the right to terminate the Hard Rock Cafe Lease on the tenth anniversary thereof, and also has the option to extend the term of the Hard Rock Cafe Lease for an additional five-year period at an annual basic rent of $907,500 during such renewal term.

      In June 1997, Stage Deli of Atlantic City, Inc. ("Stage Deli") entered into a ten-year, five-month lease, commencing on July 7, 1997 (the "Stage Deli Lease"), with Taj Associates for the lease of space at the Taj Mahal for a Stage Deli of New York Restaurant. Stage Deli has an option to renew the Stage Deli Lease for an additional five- year term. Commencing September 1, 1998, the Stage Deli Lease was amended to eliminate the basic rent provisions and provide for monthly percentage rents of 8.0% or 10.0% of gross monthly sales based on actual average sales volumes as defined in the Stage Deli Lease.

      In February 1997, Time Warner entered into a ten-year lease (the "Time Warner Taj Lease") with Taj Associates for the lease of space at the Taj Mahal for a Warner Brothers Studio Store ("Taj Warner Brothers Store"). Time Warner had an option to renew the Time Warner Taj Lease for two additional five-year terms. Pursuant to the Time Warner Taj Lease, Time Warner was obligated to pay to Taj Mahal monthly rent in an amount equal to (i) 7.5% of gross annual sales up to and including $5.0 million and (ii) 10.0% sales of gross annual sales in excess of $5.0 million. No minimum or "base" rent was payable under the Time Warner Taj Lease. Also, pursuant to the Time Warner Taj Lease, Time Warner had the right to terminate the Time Warner Taj Lease if (i) gross annual sales were less than $2.5 million for the second year of the lease or less than $2.5 million, as adjusted by CPI, for the third through ninth years of the lease; and
(ii) the Taj Mahal ceased to operate as a first class hotel. The Taj Warner Brothers Studio Store opened in May 1997. Following the merger of Time Warner with AOL in January 2001, AOL Time Warner closed its national chain of Warner Brothers Studio Stores, including the Taj Warner Brothers Store and terminated the Time Warner Taj Lease in September 2001 pursuant to the early termination clause. Management currently intends to locate a new retail tenant for this space.

      In October 1999, Taj Mahal expanded the retail shopping area along the length of its parking garage promenade walkway immediately adjoining the Taj Mahal's main retail shopping area. The first tenant, Starbucks, operated by Host International, Inc., opened in September 1996. Sbarro's, an Italian eatery, operated by Sbarro America Properties, Inc., opened in October 1998. Boardwalk Treats, Beka's Pastries and a Harley Davidson retail merchandise outlet opened at various times during 1999. The Taj Mahal's retail shopping outlets also include an upscale collection of women's and men's clothing and shoe shops, jewelry stores and a variety of gift and specialty shops.

      Taj Associates has financed or leased and from time to time will finance or lease its acquisition of furniture, fixtures and equipment. The lien in favor of any such lender or lessor may be superior to the liens of the Taj Mortgages.

      Trump Marina

      Castle Associates owns and leases several parcels of land in and around Atlantic City, New Jersey, each of which is used in connection with the operation of the Trump Marina and each of which is subject to the liens of the mortgages associated with the Castle Mortgage Notes, Castle Senior Notes and the Castle Working Capital Loan (collectively, the "Castle Mortgages"). See "Business; Recent Events"; "-Certain Indebtedness of THCR and Subsidiaries; Castle Associates; Castle Mortgage Notes and Castle PIK Notes" and "-Castle Senior Notes and Castle Working Capital Loan"; "-Delayed Interest Payments"; "-Competition; New York State Legislation" and "Exhibits, Financial Statement Schedules and Reports on Form 8-K."

      The Casino Parcel. Trump Marina is located in the Marina District on an approximately 14.7 acre triangular- shaped parcel of land, which is owned by Castle Associates in fee, located at the intersection of Huron Avenue and Brigantine Boulevard directly across from the marina, approximately two miles from the Boardwalk and one-quarter mile from the H-Tract.

      Trump Marina has approximately 81,200 square-feet of gaming space which accommodates 78 table games, approximately 2,500 slot machines and a simulcast racetrack facility. In addition to the casino, Trump Marina consists of a 27-story hotel with 728 guest rooms, including 153 suites, of which 97 are "Crystal Tower" luxury suites. The facility also offers seven restaurants, two clubs for the exclusive use of select patrons, a 540-seat cabaret theater, two cocktail lounges, 40,000 square-feet of convention, ballroom and meeting space, a swimming pool, tennis courts and a sports and health club facility. Trump Marina also has a nine-story garage providing on-site parking for approximately 3,000 vehicles and a roof-top helipad, making Trump Marina the only Atlantic City casino with access by land, sea and air.

      In the second quarter of 2000, Trump Marina completed its slot room expansion. This expansion project increased Trump Marina's gaming space by approximately 6,200 square feet (an 8.2% increase) and added approximately 250 slot machines. Between 1994 and 2001, management has replaced substantially all of Trump Marina's slot machines with newer, more popular models and upgraded its computerized slot tracking and slot marketing system. Also, management has increased the number of slot machines offering patrons stools on which to sit while gaming, which has proven to be effective in increasing patrons' comfort and gaming entertainment experience.

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

      Castle Associates has financed or leased and from time to time will finance or lease its acquisition of furniture, fixtures and equipment. The lien in favor of any such lender or lessor may be superior to the liens of the Castle Mortgages.

      Indiana Riverboat

      See "Business; Indiana Riverboat."

      ITEM 3. LEGAL PROCEEDINGS.

      General. From time to time, THCR and certain of its officers, directors, agents and employees are subject to various legal proceedings against them in connection with services rendered to THCR or its subsidiaries. Such persons have vigorously defended all allegations against them and intend to continue to do so in all pending and future proceedings, if any. In general, pursuant to the terms of its Certificate of Incorporation, as amended, THCR has undertaken to indemnify to the fullest extent permitted under and in accordance with the laws of the State of Delaware such persons against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him or her in connection with such action, suit or proceeding if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of THCR, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. See "Business; Recent Events; SEC Investigation; Offer of Settlement Accepted by SEC."

      Castle Acquisition; Settlement Agreement Approved by the Court. As previously reported, on October 16, 1996, certain stockholders of THCR filed derivative actions in the United States District Court, Southern District of New York (96 Civ. 7820), which were subsequently consolidated, against each member of the Board of Directors of THCR, THCR Holdings, Castle Associates, TCHI, TCI, TCI-II and Salomon Brothers, Inc. ("Salomon"). As set forth more fully in the plaintiffs' Fourth Amended Shareholders' Derivative Complaint, the plaintiffs claimed that certain of the defendants breached their fiduciary duties (or aided or abetted such breaches) and engaged in wasteful and ultra vires acts in connection with THCR's and THCR Holdings' acquisition of Castle Associates in October 1996 (the "Castle Acquisition"), and that Salomon was negligent in the issuance of its fairness opinion with respect to the Castle Acquisition. The plaintiffs also alleged that various parties committed violations of the federal securities laws for alleged omissions and misrepresentations in THCR's proxies, and that Trump, TCI-II and TCHI breached the acquisition agreement by supplying THCR with untrue information for inclusion in the proxy statement delivered to THCR's stockholders in connection with the Castle Acquisition.

      On December 10, 2001, the Court approved a settlement agreement (the "Castle Settlement Agreement") between the parties as no stockholders objected to the terms of such agreement. The Castle Settlement Agreement became effective in January 2002. Pursuant to the Castle Settlement Agreement, without admitting or denying any wrongdoing, Trump contributed to THCR Holdings one half of each of his (i) one percent (1.0%) general partnership interest and (ii) forty-nine percent (49.0%) limited partnership interests in Miss Universe, L.P., LLLP ("Miss Universe"). Also pursuant to the Castle Settlement Agreement, THCR increased the number of directors on its Board of Directors from four to five persons, and appointed Robert J. McGuire to fill the newly created vacancy, and covenanted to nominate Mr. McGuire for election to the Board at the next annual meeting of stockholders relating to the election of directors. In addition, THCR covenanted that all future proposed transactions involving THCR or THCR Holdings in which Trump has a personal interest valued over $200,000 or any transaction between THCR and any officer or director having a value of at least $200,000 (other than transactions relating to salary or other compensation paid in the ordinary course of business), shall be reviewed by a Special Committee comprised of Mr. McGuire, so long as Mr. McGuire shall sit on the Board, or Mr. McGuire's successor who shall be an independent outside director, and one or more non-employee directors (other than Trump) of THCR, which shall make findings and recommendations to the Board with respect to such proposed transactions. At all times, the Special Committee is required to be comprised of at least two non-employee directors and no employee directors. In addition, plaintiffs' counsel has applied to the Court for up to $3.0 million in legal fees and $150,000 in expenses. Such fees are expected to be paid by THCR's director's and officer's liability insurance carriers. See "Directors and Executive Officers of the Registrant; Management of THCR."

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

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted by THCR to its security holders for a vote during the fourth quarter of 2001.

                                    PART II

      ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      THCR. The Common Stock of THCR is listed on the NYSE under the symbol "DJT." The initial public offering price of THCR's Common Stock was $14.00 per share on June 7, 1995. The following table reflects the high and low sales prices, rounded to the nearest penny, of THCR's Common Stock as reported by the NYSE for each quarter of the two most recent fiscal years and subsequent interim period.

                                                               High      Low
                                                               ----      ---
    2000
    ----
    First Quarter......................................       $4.00     $2.93
    Second Quarter.....................................       $3.43     $2.06
    Third Quarter......................................       $3.12     $2.43
    Fourth Quarter.....................................       $3.06     $1.75

    2001
    ----
    First Quarter......................................       $3.13     $1.81
    Second Quarter.....................................       $2.35     $1.95
    Third Quarter......................................       $2.08     $1.50
    Fourth Quarter.....................................       $1.65     $0.83

    2002
    ----
    First Quarter (through March 14, 2002).............       $2.30     $1.13

      As of March 15, 2002, there were 1,110 holders of record of THCR's Common Stock.

      Trump is the sole beneficial owner of all 1,000 outstanding shares of THCR's Class B common stock, par value $.01 per share (the "Class B Common Stock"). No established trading market exists for THCR's Class B Common Stock, and Trump has been the beneficial owner of all THCR's Class B Common Stock since its issuance. THCR's Class B Common Stock has no right to receive any dividend or other distribution (other than certain distributions upon liquidation) with respect to the equity of THCR.

      THCR has never paid a dividend on the Common Stock and does not anticipate paying one in the foreseeable future. The payment of any future dividends will be at the discretion of the THCR Board of Directors and will depend upon, among other things, THCR's financial condition and capital needs, legal restrictions on the payment of dividends, contractual restrictions in financing agreements and on other factors deemed pertinent by the THCR Board of Directors. It is the current policy of the THCR Board of Directors to retain earnings, if any, for use in THCR's subsidiaries' operations (except as set forth in the THCR Holdings Partnership Agreement). In addition, the TAC I Note Indenture, the TAC II Note Indenture, the TAC III Note Indenture, the Senior Note Indenture and the indenture agreements governing the Castle Notes and the terms of the Castle Working Capital Loan each contain certain covenants, including, without limitation, limiting the payment of dividends and THCR's ability to obtain funds from THCR Holdings with which to pay dividends. Pursuant to these indentures, there are restrictions on the payment of dividends unless, among other things,
(i) no Default or Event of Default (as defined) has occurred and is continuing under the indenture, (ii) certain entities meet certain consolidated financial ratios and (iii) the total amount of the dividends does not exceed certain amounts specified in the indentures. See "Business; Certain Indebtedness of THCR and Subsidiaries."

      The Board of Directors of THCR authorized THCR Holdings to repurchase, from time to time, up to an aggregate of 2.5 million shares of THCR's Common Stock either in the open market or through privately negotiated transactions

(the "Repurchase Program"). The Repurchase Program expired on January 1, 2001 and as of such date, THCR Holdings repurchased an aggregate of 2,196,729 shares of THCR's Common Stock.

      THCR Holdings. THCR Holdings is a limited partnership of which THCR is currently a 59.87743% general partner. Trump is currently a 27.06457% limited partner. THCR/LP Corporation, formerly named TM/GP Corporation ("THCR/LP"), is currently a 3.55096% limited partner. Trump Casinos, Inc., formerly named Trump Taj Mahal, Inc. and of which Mr. Trump owns 100.0% ("TCI"), is currently a 3.69695% limited partner, and Trump Casinos II, Inc. formerly named TC/GP, Inc. and of which Mr. Trump owns 100.0% ("TCI-II"), is currently a 5.81009% limited partner. There currently is no established trading market for the equity interests of THCR Holdings.

      THCR Funding. THCR Holdings owns 100.0% of the outstanding shares of THCR Funding's common stock. There currently is no established trading market for THCR Funding's common stock. The Senior Note Indenture restricts the ability of THCR Funding to declare or pay dividends.

      ITEM 6. SELECTED FINANCIAL DATA.

      The following table sets forth certain historical consolidated financial information of THCR for the years ended December 31, 1997, 1998, 1999, 2000 and 2001. All financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K.

                                            Year Ended     Year Ended      Year Ended    Year Ended      Year Ended
                                            December 31,   December 31,    December 31,  December 31,    December 31,
                                               1997           1998            1999          2000            2001
                                            -----------    -----------    -----------    -----------    -----------
                                                            (in thousands, except per share data)
Statement of Operations Data:
Revenues:
     Gaming .............................   $ 1,281,374    $ 1,288,394    $ 1,275,829    $ 1,245,014    $ 1,239,530
     Other (a) ..........................       298,950        285,277        300,054        258,659        250,763
                                            -----------    -----------    -----------    -----------    -----------
     Gross Revenues .....................     1,580,324      1,573,671      1,575,883      1,503,673      1,490,293
Less: Promotional Allowances (b) ........       351,340        301,752        302,925        289,906        286,904
                                            -----------    -----------    -----------    -----------    -----------
     Net Revenues .......................     1,228,984      1,271,919      1,272,958      1,213,767      1,203,389
                                            -----------    -----------    -----------    -----------    -----------
Costs and Expenses:

     Gaming (b) .........................       639,940        674,736        670,350        632,406        615,843
     Other ..............................        81,033         82,971         88,256         78,172         75,229
     General and administrative .........       275,717        274,770        292,288        282,194        258,953
     Depreciation and amortization ......        89,094         83,722         83,323         77,231         73,870
     Pre-opening ........................            --            747             --             --             --
     Trump World's Fair closing costs (c)            --             --        123,959            814             --
                                            -----------    -----------    -----------    -----------    -----------
               Total costs and expenses .     1,085,784      1,116,946      1,258,176      1,070,817      1,023,895
                                            -----------    -----------    -----------    -----------    -----------
Income from operations ..................       143,200        154,973         14,782        142,950        179,494
Interest expense, net ...................      (205,008)      (213,507)      (215,566)      (212,890)      (216,861)
Other non-operating (expense) income (d)         (1,028)        (1,093)        (1,501)          (653)           270
Loss in joint venture ...................        (3,478)        (2,969)        (3,008)        (3,134)        (2,808)
Extraordinary gain (e) ..................            --             --             --          9,453             --
Minority interest (f) ...................        24,186         22,878         75,076         26,962         14,593
Cumulative effect of change in
     Accounting principle ...............            --             --         (3,565)            --             --
                                            -----------    -----------    -----------    -----------    -----------

                                          Year Ended      Year Ended      Year Ended     Year Ended       Year Ended
                                          December 31,    December 31,    December 31,   December 31,     December 31,
                                             1997            1998            1999           2000             2001
                                          -----------     -----------    ------------    -----------     -----------
                                                          (in thousands, except per share data)
Net loss .............................   $    (42,128)   $    (39,718)   $   (133,782)   $    (37,312)   $    (25,312)
                                         ============    ============    ============    ============    ============
Basic loss per common share (g) ......   $      (1.85)          (1.79)          (6.03)          (1.69)   $      (1.15)
                                         ============    ============    ============    ============    ============
Average Shares Outstanding ...........     22,794,921      22,203,612      22,178,878      22,041,048      22,010,027
                                         ============    ============    ============    ============    ============
Balance Sheet Data (at end of period):
Cash and cash equivalents ............   $    140,328    $    114,757    $    104,026    $     95,429    $    119,173
Property and equipment, net ..........      2,004,751       1,977,609       1,860,596       1,815,068       1,797,487
Total assets .........................      2,473,309       2,429,578       2,267,242       2,199,313       2,219,666
Total long-term debt, net of current
     maturities ......................      1,817,569       1,838,492       1,855,327       1,827,023       1,881,636
Minority interest ....................        148,418         125,540          48,409          26,897          12,304
Total capital ........................        328,885         286,908         152,664         115,149          89,463

----------

      (a) On September 15, 1999, an agreement was reached between Taj Associates, All Star Cafe' and Planet Hollywood International, Inc. to terminate the All Star Cafe' Lease effective September 24, 1999. Upon termination of the All Star Cafe' Lease, all property, improvements, alterations and All Star's personal property, with the exception of specialty trade fixtures, became the property of Taj Associates. Taj Associates recorded the $17.2 million estimated fair market value of these assets in other revenue based on an independent appraisal.

      (b) Includes, for all years presented, reclassification of certain amounts in accordance with EITF 00-22 and EITF 01-09.

      (c) On October 4, 1999, THCR closed Trump World's Fair. The estimated cost of closing Trump World's Fair was approximately $124.0 million, including $97.2 million for the writedown of the net book value of the assets and $26.7 million of costs incurred in connection with the closing and demolition of the building. For the year ended December 31, 2000, an additional $.8 million was charged to operations.

      (d) Other non-operating expense for the years ended December 31, 1997, 1998, 1999 and 2000 includes $1.03 million, $0.7 million, $1.5 million and $0.2 million, respectively, of costs associated with certain litigation.

      (e) The extraordinary gain for the year ended December 31, 2000 relates to the repurchase by THCR Enterprises of $35.5 million of THCR Holdings Senior Notes, net of the writedown of unamortized loan costs and minority interest.

      (f) Minority interest represents the approximate 37% interest held by Trump. THCR expects that the remaining $12.3 million in minority interest may be offset by operating losses in fiscal 2002. Thereafter, operating losses of THCR will no longer be reduced by the minority interest.

      (g) Basic loss per share has been calculated for all periods presented in accordance with Statement of Financial Accounting Standards Board No. 128 "Earnings per Share." Earnings per share is based upon average shares outstanding, shares and phantom stock units awarded to the Chief Executive Officer of THCR under the 1995 Stock Plan (as defined) and common stock equivalents, if dilutive. Earnings per share represents net loss divided by such amounts. The shares of THCR's Class B Common Stock owned by Trump have no economic interest and, therefore, are not considered.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      In this section, the words "Company," "we," "our," "ours," and "us" refer to Trump Hotels & Casino Resorts, Inc. ("THCR") and its wholly-owned subsidiary, Trump Hotels & Casino Resorts Holdings, L.P. ("THCR Holdings") and its wholly-owned subsidiaries, unless otherwise noted. We, through one or more wholly-owned subsidiaries, own and operate four casinos. Three of the four casinos are located in Atlantic City, New Jersey: (i) the Trump Plaza Hotel & Casino ("Trump Plaza"), (ii) the Trump Taj Mahal Casino Resort (the "Taj Mahal") and (iii) the Trump Marina Hotel Casino ("Trump Marina," and together with the Trump Plaza and the Taj Mahal, the "Trump Atlantic City Properties"). The fourth is a riverboat casino docked in Buffington Harbor on Lake Michigan in Indiana (the "Indiana

Riverboat," and together with the Trump Atlantic City Properties, the "Trump Casino Properties"). Terms not defined in this section shall have the meanings ascribed to them elsewhere in this Annual Report on Form 10-K.

      This section contains forward-looking statements that involve risks and uncertainties, many of which are beyond the ability of the Company to control or predict. The Company's actual results may differ substantially from the results discussed in the forward-looking statements. The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto.

General

      The Company Wants to Refinance or Modify Its Public Debt and Increase Capital Expenditures to Compete Effectively.

      The Company has substantial indebtedness. At December 31, 2001, the Company's long-term debt was approximately $1.9 billion and its ratio of debt to capital was 21.3 to 1. Interest expense as a percentage of net revenues was 17.5%, 18.1% and 18.3% for the fiscal years ended December 31, 1999, 2000 and 2001, respectively.

      As previously announced, the Company is seeking to refinance or modify the terms of THCR's and its subsidiaries' public debt issues. Management believes that, based upon its current cash flow forecasts for 2002, THCR and its subsidiaries will have sufficient cash flows to meet their respective debt service and operating expense requirements throughout 2002.

      The primary reason to refinance or modify THCR's and its subsidiaries' public debt issues is to reduce the high levels of interest expense associated with such indebtedness in order to devote more resources to capital expenditures at the Trump Atlantic City Properties. Capital expenditures, such as room refurbishments, amenity upgrades and new gaming equipment, are necessary to preserve the competitiveness of the Trump Casino Properties. The Atlantic City market is very competitive. Although the Company was able to reduce its corporate expenses in 2001 and increase consolidated EBITDA by approximately $19.5 million on slightly declining net revenues, there is a limit as to how much further corporate expenses can be reduced and uncertainty as to whether recent levels of expense reduction can be maintained. Management believes that the Company must reduce its interest expense substantially and defer the maturity of principal in order to provide for capital expenditures that it believes are necessary to compete effectively in the short and long-term. To this end, management believes that it is preferable to address the Trump Atlantic City Properties' current and anticipated capital resource needs before any liquidity problems become acute.

      If refinancing or modifying the public debt issues, or certain of them, cannot be accomplished, THCR and its subsidiaries will consider other options. There can be no assurances, however, that any of such alternatives could be successfully completed. See "Business; Competition."

      The following public debt issues of THCR and its subsidiaries are affected: (i) THCR Holdings' and THCR Funding's 15-1/2% Senior Secured Notes due 2005 (the "Senior Notes"); (ii) each of Trump AC's and (A) Trump AC Funding's,
(B) Funding II's, and (C) Funding III's 11-1/4% Mortgage Notes due 2006 (collectively, the "TAC Notes"); (iii) Castle Associates' and Castle Funding's 10-1/4% Senior Notes due 2003 (the "Castle Senior Notes"); (iv) Castle Associates' and Castle Funding's 11-3/4% Mortgage Notes due 2003 (the "Castle Mortgage Notes") and (v) TCHI's 10-1/4% Senior Notes due 2003 (the "Castle Working Capital Loan"). See "Business; Certain Indebtedness of THCR and Subsidiaries."

      THCR has retained financial advisors to provide financial advisory services to THCR and its subsidiaries in connection with these matters. We have had discussions with a committee comprised of certain holders of the TAC Notes (the "TAC Notes Committee"). During such discussions, we apprised the TAC Notes Committee of our desire to reduce our interest expense and increase capital expenditures in order to compete effectively in an increasingly competitive market place. In particular, we suggested modifying the TAC Notes by lowering the interest rate thereon and extending the maturity date thereof. Modification of certain covenant restrictions was also suggested. This type of transaction would reduce interest expense and hopefully allow THCR to finance a capital improvements program, including the possible construction of additional hotel rooms at certain of its Atlantic City properties. Discussions to date with the TAC Notes Committee have not resulted in a transaction. If a proposal for the TAC Notes is ultimately agreed upon with the TAC Notes Committee, it would likely require various consents and approvals, including the consent of the holders of TAC Notes.

      In connection with discussions with the TAC Notes Committee, certain members thereof were provided with confidential information concerning THCR and certain of its subsidiaries, which is summarized in the preceding paragraph.

      We recently met with representatives of certain holders of the Castle Mortgage Notes to discuss preliminary matters concerning a possible transaction involving the Castle Mortgage Notes.

      If a proposal is ultimately agreed upon with any other bondholder committee or group, it would also likely require various consents and approvals, including the consent of other holders of the public debt affected. There are no assurances as to any of the following:

      . That any proposal will be agreed upon with any committee or group of bondholders;

      . That any proposal that is agreed upon with any committee or group of bondholders will be approved by other holders of public debt, or that a proposal will be consummated as proposed;

      . That any transaction that is consummated will not adversely affect the holders of our various debt securities or THCR's Common Stock;

      . That any transaction, if agreed to, will be completed by a specific date and time, if at all; or

      . That any transaction, if agreed to, will be approved by the New Jersey Casino Control Commission and the Indiana Gaming Commission.

      The ability of THCR Holdings to pay interest on and principal of the Senior Notes ($109.5 million principal amount publicly held) and the ability of its subsidiaries to service the debt on which they are obligated, which includes an additional $1.6 billion of public debt, depends primarily on the ability of the Trump Casino Properties to generate cash from operations sufficient for such purposes. In the case of principal payments at maturity, the ability to refinance such indebtedness is also important. The Trump Atlantic City Properties themselves have substantial indebtedness and debt service requirements. See "Business; Certain Indebtedness of THCR and Subsidiaries." The future operating performance of the Trump Casino Properties is subject to general economic conditions, industry conditions, including competition and regulatory matters, and numerous other factors, many of which are unforeseeable or are beyond the control of the Trump Casino Properties. There can be no assurance that the future operating performance of the Trump Casino Properties will be sufficient to generate the cash flows required to meet the debt service obligations of the Trump Casino Properties or THCR Holdings. The ability of the Trump Casino Properties and THCR Holdings to pay the principal amount of their public debt at maturity (whether scheduled or by acceleration thereof) is primarily dependent upon their ability to obtain refinancing. There is also no assurance that the general state of the economy, the status of the capital markets generally, or the receptiveness of the capital markets to the gaming industry or to the Company will be conducive to refinancing debt at any given time.

      The ability of the Trump Casino Properties to distribute funds to THCR Holdings for purposes of THCR Holdings making interest payments on the Senior Notes is also limited by various covenants that bind such companies, including financial ratios that require certain levels of cash flow be achieved as a condition to the distribution of funds to THCR Holdings. Under such restrictions, there can be no assurances that THCR Holdings will be provided with funds from its subsidiaries sufficient to pay interest on the Senior Notes if operating results were to deteriorate.

      We Do Not Know How the Borgata, When Opened, Will Affect Us.

      In September 2000, Boyd Gaming and MGM Mirage commenced their joint development of a 25-acre site located in the Marina District of Atlantic City for the construction of the "Borgata," a proposed Tuscan-style casino expected to feature a 40-story tower with 2,010 rooms and suites, as well as a 135,000 square-foot casino, restaurants, retail shops, a spa and pool, and entertainment venues. Construction of the Borgata is scheduled to be completed by the mid-Summer of 2003, and is estimated to cost approximately $1.0 billion. The Borgata could have a material adverse effect on the business and operations of the Trump Atlantic City Properties, especially on the nearby Trump Marina. This potential adverse effect could include deteriorating net revenues caused by a loss of gaming patrons.

      New York Has Enacted Gaming Legislation Which May Harm Our Trump Atlantic City Properties and Other States May Do So In The Future.

      In October 2001, the New York State legislature passed extensive legislation that could adversely affect the Company. The legislation permits three new casinos in western New York, one in Niagara Falls, one in Buffalo and one on land owned by the Seneca Indian Nation, all of which would be owned by the Seneca Indian Nation. It is possible that the Niagara Falls and Buffalo casinos could be open within a year. The legislation also permits up to three casinos in the Catskills in Ulster and Sullivan counties, also to be owned by Native American tribes, which could open as early as mid-2005. In addition, slot machines would be allowed to be placed in Indian-owned casinos. Video lottery terminals would be installed at five horse racing tracks across the State of New York and, if local governments approve, at certain other tracks. Finally, the law provides for New York joining the Powerball lottery that operates in 26 states with large jackpots. The net affect of these facilities and other items, when operational, on Atlantic City cannot be predicted. The Company believes, however, that a substantial amount of existing and potential new gaming customers could patronize such facilities instead of Atlantic City, at least occasionally. On January 29, 2002, a lawsuit was commenced contesting the above legislation package on the grounds that certain of its provisions were adopted in violation of the State's constitution. The likely outcome of this lawsuit cannot be ascertained at this time.

      We also believe that Pennsylvania, Virginia and Delaware are among the other states currently contemplating some form of gaming legislation. Since our market is primarily a drive-to market, legalized gambling in one or more states neighboring or within close proximity to New Jersey could have a material adverse affect on the Atlantic City gaming industry overall, including THCR and the Trump Atlantic City Properties.

      Our Business is Subject to a Variety of Other Risks and Uncertainties.

     As noted elsewhere, our financial condition and results of operations could be affected by many events that are beyond our control, such as (i) capital market conditions which could affect our ability to raise capital or pursue other alternatives, (ii) future acts of terrorism and their impact on capital markets and on consumer behavior, (iii) competition from existing and potential new competitors in Atlantic City and other nearby markets, which is likely to increase over the next five years, (iv) possible increases in gasoline prices which could discourage auto travel to Atlantic City, and (v) adverse weather conditions. Good weather is particularly important to the relative performance of our Atlantic City Properties in the winter months and our improved performance in the fourth quarter of 2001 is partially attributable to mild weather conditions in the Northeast during such period, as well as to expense reduction. Also, insurance related costs, limitations, deductibles and availability are expected to be adversely affected in the wake of the September 11, 2001 terrorist attacks. As noted below, there is no assurance that we will be able to continue to reduce or contain costs in the future. See "Business; Competition."

Critical Accounting Policies

         The preparation of our financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

         Certain of our accounting policies require higher degrees of judgment than others in their application. See "Notes to Consolidated Financial Statements" for a discussion of our significant accounting policies.

         Recent Accounting Pronouncements

         In January 2001, the Emerging Issues Task Force ("EITF") reached a consensus on certain issues within Issue No. 00-22, "Accounting for Points' and Certain Other Time Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future" ("EITF 00-22"). Application of EITF 00-22 is required for interim and annual periods ending after February 15, 2001. EITF 00-22 requires volume-based cash rebates to be classified as a reduction of revenue. Accordingly, such rebates of $138,235,000, $137,606,000 and $136,902,000 in 1999, 2000 and 2001, respectively, have been classified as promotional allowances. THCR previously classified these expenditures as a gaming expense. Prior period amounts have been reclassified to conform with the current presentation.

         In July 2001, the FASB issued Statement No. 141 "Business Combinations" ("SFAS 141") and Statement No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. THCR does not believe that the provisions of SFAS 141 and SFAS 142 will have a material effect on THCR's financial position or results of operations.

         Also in July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002. THCR's management does not expect the adoption of SFAS No. 143 to have a material impact on THCR's financial results.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets". This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard is effective for fiscal years beginning after June 15, 2002. THCR's management does not expect the adoption of SFAS No. 144 to have a material impact on THCR's financial results.

         In November 2001, the EITF reached a consensus on Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-09"). For a sales incentive offered voluntarily by a vendor to its patrons, EITF 01-09 requires the vendor to recognize the cost of the sales incentive at the later of the date at which the related revenue is recorded by the vendor, or the date at which the sales incentive is offered. Accordingly, at December 31, 2001, THCR has accrued for the expected cost of certain cash incentives offered to casino patrons based on their past levels of play. Application of EITF 01-09 is required in annual or interim financial statements for periods beginning after December 15, 2001. THCR elected to adopt EITF 01-09 in the quarter ended December 31, 2001. The adoption of EITF 01-09 did not have a material impact on THCR's financial results.


Financial Condition

      Liquidity and Capital Resources

      Cash flows from operating activities of the Trump Casino Properties are the Company's sole source of liquidity. The Company's ability to borrow funds for its liquidity needs is severely restricted by covenants in the various indentures governing its public debt issues and by its already high levels of indebtedness. Sources of the Company's short-term and long-term liquidity include primarily: (i) table win, (ii) slot win, (iii) room occupancy, (iv) food and beverage sales and (v) miscellaneous items, less promotional expenses. Although we expect the Company to have sufficient liquidity from the operating activities of the Trump Casino Properties to meet its short-term obligations, there can be no assurances in this regard. A variety of factors, including a decrease or change in the demand for our services, could have a material adverse effect on our liquidity.

      The Trump Atlantic City Properties compete with other Atlantic City casino/hotels on the basis of the quality of their guests' experience. We seek to provide high-quality service and amenities and a first class casino gaming experience. In a competitive marketplace like Atlantic City, the ability to offer a high-quality casino gaming experience is largely dependant upon the attractiveness of a casino/hotel and on the extent and quality of its facilities.

      Because the Company has substantial indebtedness and related interest expense, its capital expenditures have been limited. Moreover, the Company has not been able to pursue various capital expansion plans, such as the addition of more hotel rooms, that the Company believes are needed to compete effectively. See "Business; Recent Events"; " --Competition" and "--Certain Indebtedness of THCR and Subsidiaries."

                               TRUMP HOTELS & CASINO RESORTS
                            CONSOLIDATING CAPITAL EXPENDITURES
                                      (IN THOUSANDS)

                                       TAJ        PLAZA    TRUMP AC     TRUMP      TRUMP      THCR      THCR
                                   ASSOCIATES* ASSOCIATES   CONSOL.     MARINA    INDIANA   HOLDINGS   CONSOL.
                                   ----------  ----------   -------     ------    -------   --------   -------
FOR THE YEAR ENDED
DECEMBER 31, 2000
Purchase of Property & Equipment     $10,793     $4,332     $15,125     $5,114     $  365     $138     $20,742
Capital Lease Additions ........       3,285        874       4,159      1,383      2,773       --       8,315
                                     -------     ------     -------     ------     ------     ----     -------
Total Capital Expenditures .....     $14,078     $5,206     $19,284     $6,497     $3,138     $138     $29,057
                                     =======     ======     =======     ======     ======     ====     =======

FOR THE YEAR ENDED
DECEMBER 31, 2001
Purchase of Property & Equipment     $ 5,758     $2,006     $ 7,764     $3,979     $2,984     $127     $14,854
Capital Lease Additions ........       6,460      6,620      13,080      5,340      2,026       --      20,446
                                     -------     ------     -------     ------     ------     ----     -------
Total Capital Expenditures .....     $12,218     $8,626     $20,844     $9,319     $5,010     $127     $35,300
                                     =======     ======     =======     ======     ======     ====     =======

------------------
* Includes Trump Administration. See "Business; General; Casino Services Agreement; Trump Administration."

      Capital lease additions for Trump AC were principally slot machines. Castle Associates' capital expenditures consisted principally of purchases of slot machines, hotel room renovations and ongoing property enhancements. Approximately $14.2 million costs of hotel construction and other infrastructure improvements at Trump Indiana were applied towards satisfying the economic development commitment required in connection with the Indiana licensing process. In September 2000, THCR along with and affiliate of Barden ("Barden"), the other riverboat licensee and joint owner with Trump Indiana of Buffington Harbor Riverboats, L.L.C. ("BHR") formed a joint venture, Buffington Harbor Parking Associates ("BHPA"), for the purpose of constructing and operating a parking garage.

      Summary of the Company's Public Indebtedness

      Senior Notes. THCR Holdings' debt consists of the Senior Notes. The Senior Notes bear interest at the rate of 15- 1/2% per annum, payable on June 15th and December 15th of each year, and mature on June 15, 2005. The Senior Notes are redeemable, in whole or in part, at any time upon not less than 30 but not more than 60 days notice. For the twelve- month period ending June 15, 2002, the redemption price is 105.167% of the outstanding principal amount, plus accrued interest. For the twelve-month period ending June 15, 2003, the redemption price decreases to 102.583% of the outstanding principal amount, plus accrued interest. If any of the Senior Notes are redeemed on or after June 15, 2003, the redemption price is 100.0% of the outstanding principal amount, plus accrued interest. As of December 31, 2001, $109.5 million in principal amount of the Senior Notes were outstanding and publicly held.

      The Senior Notes are secured by (A) all of the capital stock, general partnership interests or membership interests, as the case may be, of: (i) Plaza Associates, (ii) Taj Associates, (iii) Plaza Funding, (iv) TACC, (v) Trump AC Funding, (vi) Trump AC, (vii) Trump AC Holding, (viii) Trump Indiana, (ix) THCR Funding, (x) Castle Associates, (xi) TCHI and (xii) other equity interests issued from time to time by THCR Holdings or any of its Subsidiaries (as defined in the Senior Note Indenture), (B) the Castle PIK Notes held by THCR Holdings and (C) promissory notes issued by THCR Holdings or any of its Subsidiaries, excluding Unrestricted Subsidiaries (as defined in the Senior Note Indenture), directly owned or acquired, from time to time, by THCR Holdings; and (D) certain proceeds received, receivable or otherwise distributed, from time to time, with respect to the assets described in clause (A) above (collectively, the "Senior Note Collateral"). The security interests in the Senior Note Collateral are first priority security interests and are exclusive. Any equity interests in the subsidiaries of THCR Holdings which are acquired by THCR Holdings will be assigned and pledged to the Trustee, and the security interests granted in such equity interests are, and are to remain, exclusive, first priority security interests.

      The Senior Note Indenture restricts the ability of THCR Holdings and its subsidiaries to make distributions to partners, including THCR, or pay dividends, as the case may be, upon the occurrence of a Default or Event of Default (as those terms are defined in the Senior Note Indenture) under the Senior Note Indenture and unless certain financial ratios are achieved. In light of the rapidly changing competitive environment facing the Trump Atlantic City Properties, including the three casinos which are permitted to be built in the Catskill region of New York State pursuant to the State's recently approved gaming package and the expected opening of the Borgata in Atlantic City's Marina District in the mid-Summer of 2003, THCR's future operating results may be highly volatile and could decline or fluctuate significantly.

      The Senior Notes are obligations of a holding company. As such, they are effectively subordinated to all indebtedness and other liabilities of its subsidiaries, including the Trump Casino Properties.

      TAC Notes. Trump AC's debt consists primarily of the (i) TAC I Notes, (ii) TAC II Notes and (iii) TAC III Notes (collectively, the "TAC Notes").

      The TAC Notes bear interest at the rate of 11-1/4% per annum, payable on May 1st and November 1st of each year, and mature on May 1, 2006. The TAC Notes are redeemable in whole or in part, at any time upon not less than 30 but not more than 60 days notice. If redeemed at any time during the twelve-month period prior to May 1, 2002, the redemption price is 105.625% of the outstanding principal amount, plus accrued interest. For the twelve-month period commencing on May 1, 2002, the redemption price decreases to 103.75% of the outstanding principal amount, plus accrued interest. For the twelve-month period commencing on May 1, 2003, the redemption price further decreases to 101.875% of the outstanding principal amount, plus accrued interest. If any of the TAC Notes are redeemed on or after May 1, 2004, the redemption price is 100.0% of the outstanding principal amount of the TAC Notes redeemed, plus accrued interest.

      As of December 31, 2001, principal amounts of $1.2 billion, $75.0 million and $25.0 million of the TAC I Notes, TAC II Notes and TAC III Notes, respectively, were outstanding.

      The TAC Notes are secured on a senior basis by substantially all of the real and personal property owned or leased by Plaza Associates and Taj Associates. The liens securing the TAC Notes are subordinate to liens securing approximately $1.2 million of senior indebtedness. The obligations evidenced by the TAC Notes are jointly and severally guaranteed by Taj Associates, Plaza Associates and Trump AC and all future subsidiaries of Trump AC (other than Trump AC Funding).

      Castle Associates. Castle Associates' debt consists primarily of the (i) Castle Mortgage Notes, (ii) Castle PIK Notes, (iii) Castle Senior Notes and (iv) the Castle Working Capital Loan.

      Castle Mortgage Notes. The Castle Mortgage Notes bear interest at the rate of 11-3/4% per annum, payable in cash on May 15th and November 15th of each year, and mature on November 15, 2003. The Castle Mortgage Notes are currently redeemable by Castle Funding at the rate of 100.0% of the outstanding principal amount and accrued interest, and are secured by a promissory note of Castle Associates to Castle Funding (the "Partnership Note") in an amount necessary to service the Castle Mortgage Notes. The Partnership Note is secured by a mortgage on Trump Marina and substantially all of the assets of Castle Associates and has been assigned by Castle Funding to the Trustee to secure repayment of the Castle Mortgage Notes. Castle Associates has also guaranteed (the "Castle Associates Guaranty") the payment of the Castle Mortgage Notes, which Guaranty is secured by a mortgage on Trump Marina. Castle Associates Note and the Castle Associates Guaranty are expressly subordinated to the indebtedness evidenced by the Castle Senior Notes and the Castle Working Capital Loan, and the liens on the mortgages securing the Partnership Note and the Castle Associates Guaranty are subordinate to the liens securing the Castle Senior Notes and Castle Working Capital Loan. As of December 31, 2001, $242.1 million principal amount of the Castle Mortgage Notes was outstanding.

      Castle PIK Notes. The Castle PIK Notes bear interest at the rate of 13-7/8% per annum, payable semiannually at Castle Funding's option in whole or in part in cash and through the issuance of additional PIK Notes through November 15, 2003. After November 15, 2003, interest on the PIK Notes is payable only in cash. The PIK Notes mature on November 15, 2005 and are redeemable at Castle Funding's option at 100.0% of the outstanding principal amount and accrued interest. Under certain circumstances, a specified percentage is required to be redeemed from the proceeds of any equity offering of Castle Associates. Interest payments of $13.3 million, $15.2 million and $17.4 million were made in the fiscal years ended December 31, 1999, 2000 and 2001, respectively, through the issuance of additional PIK Notes. THCR Holdings owns approximately 90.0% of the outstanding PIK Notes. As of December 31, 2001, $138.3 million principal amount of the Castle PIK Notes was outstanding.

      The terms of the Castle Mortgage Notes and the Castle PIK Notes include limitations on the amounts of additional indebtedness Castle Associates may incur, distributions, investments and other business activities of Castle Associates.

      Castle Senior Notes. The Castle Senior Notes bear interest at the rate of 10-1/4% per annum, payable semiannually each April 30th and October 30th. The Castle Senior Notes mature on April 30, 2003 and have a priority mortgage lien senior to the lien securing the Castle Mortgage Notes and are further secured by substantially all of Castle Associates' assets. The Castle Senior Notes are guaranteed by Castle Associates. As of December 31, 2001, a principal amount of $62.0 million of the Castle Senior Notes was outstanding.

      Castle Working Capital Loan. The Castle Working Capital Loan bears interest at the rate of 10-1/4% per annum, payable semiannually each April 30th and October 30th. The Castle Working Capital Loan matures on April 30, 2003. The Castle Working Capital Loan is guaranteed by Castle Associates and the guaranty is secured by substantially all of Castle Associates' assets. As of December 31, 2001, a principal amount of $5.0 million of the Castle Working Capital Loan was outstanding.

      The ability of THCR Holdings to pay interest on and principal of the Senior Notes ($109.5 million principal amount) and of its subsidiaries to service the debt on which they are obligated (including the TAC Notes and the various Castle notes), which includes an additional $1.8 billion of public debt, depends primarily on the ability of the Trump Casino Properties to generate cash from operations sufficient for such purposes. In the case of principal payments at maturity, the ability to refinance such indebtedness is also important. The Trump Atlantic City Properties themselves have substantial indebtedness and debt service requirements. The future operating performance of the Trump Casino Properties is subject to general economic conditions, industry conditions, including competition and regulatory matters, and numerous other factors, many of which are unforeseeable or are beyond the control of the Trump Casino Properties. There can be no assurance that the future operating performance of the Trump Casino Properties will be sufficient to generate the cash flows required to meet the debt service obligations of the Trump Casino Properties or THCR Holdings. The ability of the Trump Casino Properties and THCR Holdings to pay the principal amount of their public debt at maturity (whether scheduled or by acceleration thereof) is primarily dependent upon their ability to obtain refinancing. There is also no assurance that the general state of the economy, the status of the capital markets generally, or the receptiveness of the capital markets to the gaming industry or to the Company will be conducive to refinancing debt at any given time.

      The indentures governing the public indebtedness of Trump AC and Castle Associates restrict such entities' ability to make distributions to THCR Holdings. Therefore, the ability of THCR Holdings to service its debt, including the Senior Notes, is primarily dependent on the successful operations of the Indiana Riverboat and other future operations and the permitted distributions from Trump AC and Castle Associates, if any. In the event the Indiana Riverboat is unable to make distributions to THCR Holdings sufficient to service the interest payments on the Senior Notes, it would be reasonably likely that the Company would default on the Senior Notes.

      In addition, the ability of (i) Plaza Associates and Taj Associates (through Trump AC) and (ii) Castle Associates to make payments, dividends or distributions to THCR Holdings may be restricted by the New Jersey Casino Control Commission ("CCC"). Similarly, the ability of Trump Indiana to make payments of dividends or distributions to THCR Holdings may be restricted by the Indiana Gaming Commission.

      "Events of Default." Pursuant to each of the indentures governing the public indebtedness of the Company (collectively, the "Indentures"), if an "Event of Default" occurs and is continuing, the trustee or the holders of 25.0% of the aggregate principal amount of the respective debit issue then outstanding, by notice in writing to the respective issuer or issuers, may, and the trustee at the request of such holders shall, declare all principal and accrued interest of such debt issue to be immediately due and payable. An "Event of Default" under each of the Indentures includes, but is not limited to, the occurrence of one or more of the following events: (i) a default in an installment payment of any interest (including any defaulted interest) on a respective debt issue when due and payable and which continues for 30 days; (ii) any Indebtedness (as defined) of the respective issuers or any of their Subsidiaries (as defined) for borrowed money having an outstanding principal amount of $10.0 million ($20.0 million in the indentures governing the TAC Notes) in the aggregate becoming by declaration or otherwise, due and payable prior to its stated maturity; (iii) one or more judgments, orders or decrees for the payment of money in excess of $10.0 million, either individually or in the aggregate, being rendered against the respective issuers or any of their Subsidiaries (as defined) or any of their respective properties and not discharged, and either an enforcement proceeding shall have been consummated by any creditor upon such judgment, order or decree or there shall be a period of 60 days during which a stay of enforcement of such judgment or order, by reason of a pending appeal or otherwise, shall not be in effect; (iv) an entry by a court having competent jurisdiction in the premises of a decree or order for relief in an involuntary case or proceeding under any applicable bankruptcy law or a decree or order adjudging the respective issuers or any of their Significant Subsidiaries (as defined) bankrupt or insolvent or seeking reorganization, arrangement, adjustment or composition of or in respect of the issuers or any of their Significant Subsidiaries (as defined) under any applicable federal or state law; and (v) the issuers or any of their Significant Subsidiaries (as defined) commencing a voluntary case or proceeding under any applicable bankruptcy law or any other case or proceeding to be adjudicated bankrupt or insolvent or the issuers or any of their Significant Subsidiaries (as defined) filing a petition, answer or consent seeking reorganization or relief under any applicable federal or state law.

      Twenty-Nine Palms Band of Luiseno Mission Indians of California. In connection with the Management Loan Agreement between THCR Management and TCW Lenders, the TCW Lenders loaned $11.0 million to THCR Management to fund its participation in the Tribe Construction Loan. See "Business; General; Twenty-Nine Palms Band of Luiseno Mission Indians of California."

      Pursuant to the Trump Guaranty, Trump unconditionally and irrevocably guarantees the full and punctual payment (whether at stated maturity or acceleration) of THCR Management's obligations to pay principal, accrued interest, fees and expenses under the Management Loan Agreement (the "Guaranteed Obligations"). The Guaranteed Obligations, however, shall be proportionally reduced from and after the date on which THCR Management has made prepayments of the borrowed sums aggregating $1.0 million or more.

      THCR Enterprises has agreed to indemnify and hold harmless Trump, and his successors, assigns, estate, heirs and personal representatives, against any and all losses, costs or expenses (including, without limitation, any reasonable legal, accounting and other expenses) incurred by Trump or any of his successors, assigns, estate, heirs and/or personal representatives under the provisions of the Trump Guaranty. The indemnity obligation of THCR Enterprises is secured by a pledge of 2,127,500 shares of Common Stock and a principal amount of $35.5 million of Senior Notes held by THCR Enterprises.

     Cash flow from operations was sufficient to provide for cash interest expense in 2001 and in prior years. Capital expenditures, however, were limited due primarily to the high level of interest expense on THCR's public debt issues. THCR is seeking to refinance or modify its and its subsidiaries' public debt in order to devote more resources to capital expenditures which management believes is important to preserve and increase its competitive position in an increasingly competitive market. See "Business; Recent Events" and "--Competition."

      Contractual Obligations and Commercial Commitments.

      The following tables set forth summaries of THCR's obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees:

--------------------------------------------------------------------------------
Contractual                           Payments Due by Period
Obligations                               (In Thousands)
                     -----------------------------------------------------------
                        Total       2002     2003-2004     2005-2006  Thereafter
--------------------------------------------------------------------------------
Long-Term Debt       $1,894,744    $ 6,747    $322,434    $1,564,796    $   767
--------------------------------------------------------------------------------
Capital Lease
Obligations          $   26,972    $13,471    $ 12,845    $      656         --
--------------------------------------------------------------------------------
Operating Leases     $  102,652    $ 5,390    $  5,034    $    4,010    $88,218
--------------------------------------------------------------------------------
Other Long-Term
Obligations          $    9,818    $ 6,765    $  3,053            --         --
--------------------------------------------------------------------------------
Total Contractual
Cash Obligations     $2,034,186    $32,373    $343,366    $1,569,462    $88,985
--------------------------------------------------------------------------------

For further information describing provisions of the above contractual obligations, refer to "Notes to Consolidated Financial Statements--Notes 3 and 5."

Effects of Transactions with Related and Certain Other Parties.

      Affiliate party transactions are governed by the provisions of the Senior
Note Indenture, the TAC I Note Indenture, the TAC II Note Indenture and the TAC III Note Indenture, which generally require that such transactions be on terms as favorable as would be obtainable from an unaffiliated party, and require the approval of a majority of the independent directors of THCR for certain affiliated transactions. Affiliated transactions with respect to Castle Associates are governed by the indentures under which Castle Associates' Notes were issued.

      Trump and certain affiliates have engaged in certain related party transactions with respect to THCR and its subsidiaries. See "Executive Compensation; Compensation Committee Interlocks and Insider Participation; Certain Related Party Transactions--THCR," "--Plaza Associates," "--Taj Associates," "--Castle Associates" and "--Other Relationships."

      Results of Operations

      The following tables include selected data of Plaza Associates, Taj Associates, Trump Indiana and Castle Associates (d/b/a Trump Marina) for the years ended December 31, 2001, 2000 and 1999, respectively.

                                                 Year Ended December 31,
                                 -------------------------------------------------------
                                     2001        2001     2001      2001       2001
                                    Plaza        Taj      Trump    Trump       THCR
                                 Associates   Associates Indiana   Marina  Consolidated*
                                 ----------   ---------- -------   ------  -------------
                                                    (In millions)
Revenues:
   Gaming                           $324.3     $525.1    $123.6   $266.5     $1,239.5
   Other (a)                          72.5      108.7       9.2     60.4        250.8
                                      ----      -----       ---     ----        -----
     Gross Revenue                   396.8      633.8     132.8    326.9       1490.3
Less: Promotional Allowance           85.0      118.8      11.9     71.1        286.9
                                      ----      -----      ----     ----        -----
     Net Revenue                     311.8      515.0     120.9    255.8       1203.4
                                     -----      -----     -----    -----       ------
Cost and Expenses:
   Gaming                            170.6      252.7      65.4    127.1        615.8
   Other                              19.4       35.6       6.6     13.8         75.2
   General & Administrative           64.3       97.0      28.1     66.5        259.0
   Depreciation & Amortization        15.6       33.8       6.3     17.8         73.9
                                      ----       ----       ---     ----         ----
     Total Costs and Expenses        269.9      419.1     106.4    225.2       1023.9
                                     -----      -----     -----    -----       ------
Income from Operations                41.9       95.9      14.5     30.6        179.5
                                      ----       ----      ----     ----        -----
Non-Operating Income (Expense)         1.1        1.4       0.7      0.6          4.0
Interest Expense                     (48.0)     (93.3)     (5.4)   (60.1)      (220.6)
                                     ------     ------     -----   ------      -------
     Total Non-Operating Expense     (46.9)     (91.9)     (4.7)   (59.5)      (216.6)
                                     ------     ------     -----   ------      -------
Loss in Joint Venture                   --         --      (2.8)       --        (2.8)
                                     ------     ------     -----   ------      -------
Income (Loss) Before Minority
Interest                             ($5.0)      $4.0      $7.0   ($28.9)      ($39.9)
Minority Interest                                                                14.6
                                     ======      ====      ====   =======      ------
Net Loss                                                                       ($25.3)
                                                                               =======

-------------

* Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.

                                                   Year Ended December 31,
                                   -------------------------------------------------------
                                       2000        2000      2000      2000       2000
                                      Plaza        Taj       Trump    Trump       THCR
                                   Associates   Associates  Indiana   Marina  Consolidated*
                                   ----------   ----------  -------   ------  -------------
                                                         (In millions)
Revenues:
   Gaming ......................    $  320.2   $  538.3   $  119.2   $  267.4   $  1,245.0
   Other (a) ...................        75.3      113.1        8.6       61.5        258.7
                                    --------   --------   --------   --------   ----------
     Gross Revenue .............       395.5      651.4      127.8      328.9       1503.7
Less: Promotional Allowance ....        86.5      119.1       19.0       65.2        289.9
                                    --------   --------   --------   --------   ----------
     Net Revenue ...............       309.0      532.3      108.8      263.7       1213.8
                                    --------   --------   --------   --------   ----------
Cost and Expenses:
   Gaming ......................       176.2      261.2       62.1      132.9        632.4
   Other .......................        20.5       36.1        6.3       15.1         78.2
   General & Administrative ....        72.5      101.6       31.7       68.6        282.2
   Depreciation & Amortization .        16.3       35.6        7.8       17.4         77.2
   Trump World's Fair closing ..         0.8         --         --         --          0.8
                                    --------   --------   --------   --------   ----------
     Total Costs and Expenses ..       286.3      434.5      107.9      234.0       1070.8
                                    --------   --------   --------   --------   ----------
Income from Operations .........        22.7       97.8        0.9       29.7        143.0
                                    --------   --------   --------   --------   ----------
Non-Operating Income (Expense) .         1.1        2.2        0.4        1.5          6.7
Interest Expense ...............       (47.8)     (93.4)      (5.7)     (56.8)      (220.2)
                                    --------   --------   --------   --------   ----------
     Total Non-Operating Expense       (46.7)     (91.2)      (5.3)     (55.3)      (213.5)
                                    --------   --------   --------   --------   ----------
Loss in Joint Venture ..........        --         --         (3.2)      --           (3.2)
                                    --------   --------   --------   --------   ----------
Loss Before Minority Interest ..    $  (24.0)  $    6.6   $   (7.6)  $  (25.6)  $    (73.7)
                                    ========   ========   ========   ========
Minority Interest ..............                                                      27.0
Extraordinary Gain, Net of Minority
Interest                                                                               9.4
                                                                                  --------
Net Loss                                                                        $   ( 37.3)
                                                                                ==========

-------------

* Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.

                                                   Year Ended December 31,
                                   -------------------------------------------------------
                                       1999      1999      1999      1999        1999
                                      Plaza       Taj      Trump    Trump        THCR
                                   Associates  Associates Indiana   Marina   Consolidated*
                                   ----------  ---------- -------   ------   -------------
                                                         (In millions)
Revenues:
    Gaming ....................    $  354.5   $  513.1   $  139.0   $  269.3   $  1,275.8
    Other (a) .................        97.8      132.8        8.2       61.3        300.1
                                   --------   --------   --------   --------   ----------
    Gross Revenue .............       452.3      645.9      147.2      330.6       1575.9
Less: Promotional Allowance ...        98.2      111.7       28.2       64.8        302.9
                                   --------   --------   --------   --------   ----------
    Net Revenue ...............       354.1      534.2      119.0      265.8       1273.0
                                   --------   --------   --------   --------   ----------
Cost and Expenses:
    Gaming ....................       176.8      288.4       69.7      135.5        670.4
    Other .....................        30.0       36.3        7.0       15.0         88.2
    General & Administrative ..        76.4       97.1       33.2       66.4        292.3
    Depreciation & Amortization        21.9       36.7        7.0       17.3         83.3
    Trump World's Fair  closing       124.0       --         --         --          124.0
                                   --------   --------   --------   --------   ----------
    Total Costs and Expenses ..       429.1      458.5      116.9      234.2       1258.2
                                   --------   --------   --------   --------   ----------
Income from Operations ........       (75.0)      75.7        2.1       31.6         14.8
                                   --------   --------   --------   --------   ----------
Non-Operating Income
(Expense) .....................         1.1        2.1       (1.3)       0.8          5.6
Interest Expense ..............       (47.5)     (93.6)      (7.1)     (54.2)      (222.7)
                                   --------   --------   --------   --------   ----------
    Total Non-Operating
      Expense .................       (46.4)     (91.5)      (8.4)     (53.4)      (217.1)
                                   --------   --------   --------   --------   ----------
Loss in Joint Venture .........          --         --       (3.0)      --           (3.0)
                                   --------   --------   --------   --------   ----------
Loss Before Minority Interest .    $ (121.4)  $  (15.8)  $   (9.3)  $  (21.8)  $   (205.3)
                                   ========   ========   ========   ========
Minority Interest .............                                                      75.1
Cumulative Effect of Accounting
Change ........................                                                      (3.6)
                                                                                ---------
Net Loss ......................                                                  $ (133.8)
                                                                                =========

-------------

* Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.

(a) On September 15, 1999, an agreement was reached between Taj Associates, All Star and Planet Hollywood International, Inc. to terminate the All Star Cafe Lease effective September 24, 1999. Upon termination of the All Star Cafe Lease, all property, improvements, alterations and All Star's personal property, with the exception of specialty trade fixtures, became the property of Taj Associates. Taj Associates records the $17.2 million estimated fair market value of these assets in other revenue based on an independent appraisal.

      Taj Associates has since remodeled the facility into an entertainment complex called the "Casbah" consisting of a Boardwalk level bar, a seasonal outdoor dining area with live bands and a centerpiece high-energy nightclub. The Casbah complex opened in June 2000.

                       Trump Hotels & Casino Resorts, Inc.

                              Results of Operations
           Comparison of Years Ended December 31, 2001, 2000 and 1999

                     (in millions, except statistical data)

                                       2001      2001        2001        2001        2001
                                       Plaza      Taj        Trump      Trump        THCR
                                    Associates Associates   Indiana     Marina   Consolidated
                                    ---------- ----------   -------     ------   ------------
Table Game Revenues .............     $95.9      $163.8       $24.7       $63.3        $347.7
   Incr (Decr) over prior period       $2.8     ($18.4)      ($2.0)      ($9.8)       ($27.4)
Table Game Drop .................    $582.1      $999.5      $143.9      $384.7      $2,110.2
   Incr (Decr) over prior period    ($66.6)     ($71.7)     ($17.9)     ($56.1)      ($212.3)
Table Win Percentage ............     16.5%       16.4%       17.2%       16.5%         16.5%
   Incr (Decr) over prior period   2.1 pts.   (0.6)pts.    0.7 pts.   (0.1)pts.      0.3 pts.
Number of Table Games ...........        96         141          52          78           367
   Incr (Decr) over prior period        ---         (2)           2           2             2
Slot Revenues ...................    $228.4      $338.1       $98.9      $202.4        $867.8
   Incr (Decr) over prior period       $1.4        $4.4        $6.4        $9.5         $21.7
Slot Handle .....................  $2,963.5    $4,450.8    $1,366.4    $2,599.6     $11,380.3
   Incr (Decr) over prior period      $57.6      $137.6     ($55.9)      $140.4        $279.7
Slot Win Percentage .............      7.7%        7.6%        7.2%        7.8%          7.6%
   Incr (Decr) over prior period  (0.1)pts.   (0.1)pts.    0.7 pts.         --             --
Number of Slot Machines .........     2,836       4,725       1,334       2,526        11,421
   Incr (Decr) over prior period        (3)         168          96         116           377
Other Gaming Revenues ...........       N/A       $23.2         N/A        $0.8         $24.0
   Incr (Decr) over prior period        N/A        $0.8         N/A      ($0.6)          $0.2
Total Gaming Revenues ...........    $324.3      $525.1      $123.6      $266.5      $1,239.5
   Incr (Decr) over prior period       $4.2     ($13.2)        $4.4      ($0.9)        ($5.5)

                                       2000         2000          2000         2000        2000
                                       Plaza        Taj           Trump       Trump         THCR
                                    Associates   Associates      Indiana      Marina    Consolidated
                                    ----------   ----------      -------      ------    ------------
Table Game Revenues ..............      $93.1        $182.2         $26.7         $73.1       $375.1
   Incr (Decr) over prior period .      $(4.5)         $8.9        $(4.2)           0.2         $0.5
Table Game Drop ..................     $648.7      $1,071.2        $161.8        $440.8     $2,322.5
   Incr (Decr) over prior period .      $17.2        $(8.2)       $(21.2)       $(18.2)      $(30.4)
Table Win Percentage .............      14.4%         17.0%         16.5%         16.6%        16.2%
   Incr (Decr) over prior period . (1.0) pts.      0.9 pts.    (0.4) pts.      0.7 pts.     0.3 pts.
Number of Table Games ............         96           143            50            76          365
   Incr (Decr) over prior period .        (2)           ---           ---          (10)         (12)
Slot Revenues ....................     $227.0        $333.7         $92.5        $192.9       $846.1
   Incr (Decr) over prior period .    $(29.9)         $16.6       $(15.6)        $(1.7)      $(30.6)
Slot Handle ......................   $2,905.9      $4,313.2      $1,422.3      $2,459.2    $11,100.6
   Incr (Decr) over prior period .   $(344.4)        $316.3      $(237.6)       $(16.8)     $(282.5)
Slot Win Percentage ..............       7.8%          7.7%          6.5%          7.8%         7.6%
   Incr (Decr) over prior period . (0.1) pts.    (0.2) pts.            --    (0.1) pts.   (0.1) pts.
Number of Slot Machines ..........      2,839         4,557         1,238         2,410       11,044
   Incr (Decr) over prior period .      (968)           105          (12)           251        (624)
Other Gaming Revenues ............        N/A         $22.4           N/A          $1.4        $23.8
   Incr (Decr) over prior period .        N/A        $(0.3)           N/A        $(0.4)       $(0.7)
Total Gaming Revenues ............     $320.1        $538.3        $119.2        $267.4     $1,245.0
   Incr (Decr) over prior period .    $(34.4)         $25.2       $(19.8)        $(1.9)      $(30.8)

                            1999      1999        1999        1999        1999
                           Plaza       Taj        Trump       Trump       THCR
                        Associates  Associates   Indiana      Marina   Consolidated
                        ----------  ----------   -------      ------   ------------
Table Game Revenues ....    $97.6     $173.3       $30.9       $72.9       $374.6
Table Game Drop ........   $631.5   $1,079.4      $183.0      $459.0     $2,352.9
Table Win Percentage ...    15.4%      16.1%       16.9%       15.9%        15.9%
Number of Table Games ..       98        143          50          86          377
Slot Revenues ..........   $256.9     $317.1      $108.1      $194.6       $876.7
Slot Handle ............ $3,250.3   $3,996.9    $1,659.9    $2,476.0    $11,383.1
Slot Win Percentage ....     7.9%       7.9%        6.5%        7.9%         7.7%
Number of Slot Machines     3,807      4,452       1,250       2,159       11,668
Other Gaming Revenues ..      N/A      $22.7         N/A        $1.8        $24.5
Total Gaming Revenues ..   $354.5     $513.1      $139.0      $269.3     $1,275.8

Results of Operations for the Years Ended December 31, 2000 and 2001

      Gaming revenues are the primary source of THCR's revenues. Table game revenues represent the amount retained by THCR from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers." THCR's table game win percentage was 16.2% and 16.5% for the years ended December 31, 2000 and 2001, respectively. The Atlantic City industry table game win percentages were 15.4% and 15.6 % for the years ended December 31, 2000 and 2001, respectively.

      Table games revenues decreased $27.4 million or 7.3 % to $347.7 million for the year ended December 31, 2001 from $375.1 million in the comparable period in 2000. Decreased table drop at all four properties primarily contributed to the decrease in revenues. Table drop was negatively affected by decreased activity from premium international table game customers, a weak domestic market as well as the negative national economic impacts of the September 11, 2001 terrorist attacks. The $18.4 million decrease in table games revenue at the Taj Mahal was also due to a decrease in table win percentage. Although Trump Plaza's table game drop declined, the 2.1 points increase in table win percentage contributed to a $2.8 million increase in table games revenue. Trump Marina's $9.8 million decrease in table games revenue is due to declines in both table drop and win percentage. Trump Indiana's $2.0 million or 7.5% decrease in table games revenue was partially offset by a .7 point increase in table win percentage on an 11.0% decrease in table game drop.

      Slot revenues increased $21.7 million or 2.6 % to $867.8 million for the year ended December 31, 2001 from $846.1 million in the comparable period in 2000 primarily due to new slot product, marketing efforts and improved customer service. Increased slot handle of $335.6 million at the three Atlantic City casinos primarily contributed to the increase in revenues. Trump Indiana's slot revenues in 2001 increased $6.4 million or 6.9 % from the comparable period in 2000 due to a .7 point increase in slot win percentage which totally offset a $55.9 million or 3.9 % decrease in slot handle from the comparable period in 2000. Slot revenues increased due to management's efforts to improve the slot product at all properties and sustained marketing programs designed specifically for the slot customer.

      Gaming costs and expenses were $615.8 million for the year ended December 31, 2001, a decrease of $16.6 million or 2.6% from $632.4 million for the year ended December 31, 2000. The Taj Mahal's gaming costs decreased $8.5 million or 3.3% from the year ended December 31, 2000 due to decreased marketing expenses and gaming taxes associated with decreased table games revenue. Expense decreases of $5.6 million or 3.1% from the year ended December 31, 2000 at the Trump Plaza were primarily due to decreased marketing expenses and incentives. Trump Marina's gaming costs decreased $5.8 million or 4.4% from the year ended December 31, 2000 primarily due to decreased promotional expenses achieved by eliminating less profitable programs. Trump Indiana's gaming costs increased $3.3 million or 5.3% from the year ended December 31, 2000 due to increased gaming taxes associated with the increase in gaming revenues.

      General and administrative expenses were $259.0 million for the year ended December 31, 2001, a $23.2 million or 8.2 % decrease from $282.2 million in the comparable period in 2000. Expense decreases at the Taj Mahal were primarily due to decreased insurance, litigation, entertainment, payroll and CRDA expenses. Expense decreases at the Trump Plaza were primarily due to decreased entertainment, insurance, payroll and advertising expenses. Trump Marina's decrease is due to the additional writeoff of CRDA deposits, which were necessitated due to additional donation commitments during the year ended December 31, 2000. Trump Indiana's decrease is primarily due to the $3.0 million decrease in expense associated with the completion of the five-year license period accrual in June 2001 for economic development and infrastructure improvements of the City of Gary. The decrease in corporate general and administrative expenses is due to an aircraft lease termination in 2000, decreased payroll, legal and lobbying expense in 2001.

      Management intends to continue its focus on cost containment. There is a limit, however, as to how far costs can be reduced without adversely affecting performance.

      Results of Operations for the Years Ended December 31, 1999 and 2000

      Gaming revenues are the primary source of THCR's revenues. Table game revenues represent the amount retained by THCR from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers." THCR's table game win percentage was 15.9% and 16.2% for the years ended December 31, 1999 and 2000, respectively. The Atlantic City industry table game win percentages were 15.3% and 15.4% for the years ended December 31, 1999 and 2000.

      An $8.9 million increase in table games revenue at the Taj Mahal, due to increased volumes and an improved table win percentage (17.0% in 2000 vs. 16.1% in 1999), was primarily offset by a $4.5 million decrease at Trump Plaza due to a 1.0 point decrease in table win percentage and a $4.2 million decrease at Trump Indiana due to lower table drop and win percentage.

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

      Gaming costs and expenses were $632.4 million for the year ended December 31, 2000, a decrease of $38.0 million or 5.7% from $670.4 million for the comparable period in 1999. The Taj Mahal's gaming costs decreased $27.2 million or 9.4% from the comparable period in 1999, primarily due to a decrease in gaming bad debt expense. Trump Plaza's gaming costs decreased $.6 million primarily due to the closing of Trump World's Fair. Trump Indiana's gaming costs decreased $7.6 million or 10.9% due to reduced gaming taxes proportionate to the reduction in gaming revenues. Trump Marina's gaming costs decreased $2.6 million as a result of reduced promotional and complimentary expense attributed to the elimination of less profitable programs.

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

      During 2000, THCR Enterprises, a wholly-owned subsidiary of THCR Holdings, purchased Senior Notes having an aggregate principal amount of $35.5 million in consideration of an aggregate purchase price of $19.0 million, plus accrued and unpaid interest. The decrease in interest expense is primarily due to the elimination of interest expense associated with these notes.

Seasonality

      Cash flows from the Trump Casino Properties' operating activities are seasonal in nature, with Spring and Summer traditionally being peak seasons and Autumn and Winter being non-peak seasons. Consequently, the Company's operating results during the two quarters ending in March and December are not historically as profitable as the two quarters ending in June and September. Any excess cash flow achieved from operations during peak seasons is used to subsidize non-peak seasons. Performance in non-peak seasons is usually dependent on favorable weather and a long-weekend holiday calendar. In the event that the Trump Casino Properties are unable to generate excess cash flows in one or more peak seasons, they may not be able to subsidize non-peak seasons, if necessary.

Inflation

      There was no significant impact on operations as a result of inflation during 1999, 2000 or 2001.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS.

Management of THCR

      The following table sets forth certain information concerning each of THCR' executive officers and directors:

Name                           Position
----                           --------
Donald J. Trump.............   Chairman of the Board, President and
                               Chief Executive Officer
Mark A. Brown...............   Chief Operating Officer
Robert M. Pickus............   Executive Vice President, Secretary and
                               General Counsel
Francis X. McCarthy, Jr.....   Executive Vice President of Corporate Finance and
                               Chief Financial Officer
John P. Burke...............   Executive Vice President and
                               Corporate Treasurer
Joseph A. Fusco.............   Executive Vice President of
                               Government Relations & Regulatory Affairs
Wallace B. Askins...........   Director
Don M. Thomas...............   Director
Peter M. Ryan...............   Director
Robert J. McGuire...........   Director

      Donald J. Trump (55 years old) has been serving as the President and Chief
      ---------------
Executive Officer of each of THCR, THCR Funding and THCR Holdings since June 2000. Also since June 2000, Trump has been serving as the (i) President of each of Trump AC Holding, Trump AC, Trump AC Funding, Funding II, Funding III, TACC and THCR Enterprises, Inc.; (ii) President and Chief Executive Officer of each of Castle Funding and TCHI; (iii) President of Trump Indiana; (iv) President and Treasurer of THCR/LP; and (v) Chief Executive Officer of Taj Associates. Since June 1998, Trump has been serving as the President, Treasurer and sole director of TCI. Until April 1998, Trump served as the President and Treasurer of Castle Funding. Since November 1997, Trump has been serving as the Chairman of each of Funding II and Funding III, and as the Chairman of THCR Enterprises, Inc. since January 1997. Since January 1996, he has been serving as the Chairman of Trump AC Funding. Since March 1995, Trump has been the Chairman of each of THCR, THCR Funding and THCR Holdings. Since February 1993, Trump has been the Chairman of Trump AC Holding. Since December 1992, Trump has been serving as the sole director of Trump Indiana. Since May 1992, Trump has been the Chairman of the Board of Partner Representatives of Castle Associates. Since November 1991, Trump has been serving as the President, Treasurer and sole director of TCI-II. Since October 1991, he has been the Chairman of each of THCR Holding Corp. and THCR/LP. Since March 1991, Trump has been the President and Treasurer of THCR Holding Corp. and the sole director of TACC. Since May 1986, he has been serving as the President and sole director of Realty Corp. Since March 1986, he has been the Chairman, President and Treasurer of Plaza Funding. Since March 1985, Trump has been the Chairman of TCHI. From February 1993 through December 1997, Trump served as the President of Trump AC Holding. From March 1991 through December 1997, Trump served as the President and Treasurer of TACC. Trump is also currently the President and Chief Executive Officer of The Trump Organization, Inc. which has been in the business, through its affiliates and subsidiaries, of acquiring, developing and managing real estate properties for more than the past five years.

      Mark A. Brown (41 years old) has been serving as the Chief Operating
      -------------
Officer of each of THCR and Trump AC since June 2000. Also since June 2000, Mr. Brown has been serving as the Chief Executive Officer of each of Taj Associates, Plaza Associates, Castle Associates and Trump Indiana. Since January 2000, Mr. Brown has been serving as the Chief Operating Officer of Taj Associates. Until January 2000, he served as a Vice President of TCHI. From November 1997 to January 2000, Mr. Brown served as the President and Chief Operating Officer of Castle Associates. From July 1995 to November 1997, he served as the Executive Vice President of Operations of Castle Associates.

      Robert M. Pickus (47 years old) has been the Executive Vice President,
      ----------------
General Counsel and Secretary of THCR since March 1995. Since June 2000, Mr. Pickus has been the Secretary and Vice President of THCR/LP. Since April

2000, he has been serving as the Executive Vice President and General Counsel of each of THCR Holdings and Trump AC. Since April 1998, Mr. Pickus has been the Secretary of Castle Funding. Since February 1998, he has been serving as the (i) Secretary of each of TACC and Trump AC Holding and (ii) Assistant Secretary and a director of TCHI. Until February 1998, Mr. Pickus served as the Assistant Secretary of TACC. Since January 1997, Mr. Pickus has been serving as the (i) Secretary of THCR Holding Corp. and (ii) Vice President, Secretary and a director of THCR Enterprises, Inc. Since November 1997, he has been serving as a director of each of Funding II and Funding III. Since February 1996, Mr. Pickus has been serving as the Secretary of Castle Associates. Since January 1996, he has been serving as the Secretary and a director of Trump AC Funding. Since October 1995, Mr. Pickus has been serving as a member of the Board of Partner Representatives of Castle Associates. Since February 1995, he has been serving as the Executive Vice President of Corporate and Legal Affairs of each of Taj Associates, Plaza Associates and Castle Associates. Since December 1992, Mr. Pickus has been serving as the Executive Vice President and Secretary of Trump Indiana. Since March 1986, Mr. Pickus has been serving as the Vice President and Secretary of Plaza Funding. From April to December 2000, Mr. Pickus served as the President of TCS. From June 1996 to April 2000, he served as the Executive Vice President of TCS. From November 1995 to May 2000, Mr. Pickus served as a director of each of THCR Holding Corp. and THCR/LP. From April 1994 to February 1998, he served as the Assistant Secretary of Trump AC Holding. Mr. Pickus has been admitted to practice law in the States of New York and New Jersey since 1980, and in the Commonwealth of Pennsylvania since 1981.

      Francis X. McCarthy, Jr. (49 years old) has been serving as the Executive
      ------------------------
Vice President of Corporate Finance and Chief Financial Officer of each of THCR, THCR Holdings and THCR Funding since September 1998. Since August 2000, Mr. McCarthy has been the (i) Chief Financial Officer of Castle Associates and (ii) Chief Financial Officer, Chief Accounting Officer and Assistant Treasurer of Castle Funding. Since September 1998, he has been the Chief Financial Officer of each of Trump AC, Trump AC Funding, Funding II and Funding III. From October 1996 to December 2000, Mr. McCarthy served as the Executive Vice President of Corporate Finance of TCS.

      John P. Burke (54 years old) has been serving as the Executive Vice
      -------------
President of each of THCR, THCR Holdings, THCR Funding and Trump AC since January 1999. Since April 1998, he has been serving as the Assistant Treasurer of TCHI. Since February 1998, Mr. Burke has been the (i) Assistant Treasurer of each of THCR Holding Corp. and THCR/LP and (ii) Treasurer of TACC. Since November 1997, he has been serving as the Treasurer of each of Funding II and Funding III. Since March 1997, Mr. Burke has been serving as a member of the Board of Partner Representatives of Castle Associates. Since January 1997, he has been a Vice President and the Treasurer of THCR Enterprises, Inc. Since January 1996, Mr. Burke has been the Treasurer of Trump AC Funding. Since March 1995, he has been serving as the Corporate Treasurer of each of THCR, THCR Holdings, THCR Funding and Trump AC. Since December 1993, Mr. Burke has been serving as a Vice President of each of Castle Associates, Castle Funding, TCI-II and TCHI. Since December 1992, Mr. Burke has been the Treasurer of Trump Indiana. Since October 1991, he has been the Corporate Treasurer of each of Taj Associates, Plaza Associates and Castle Associates. From June 1997 to January 1999, Mr. Burke served as a Senior Vice President of each of THCR, THCR Holdings and THCR Funding. From January 1996 to June 1997, he served as the Senior Vice President of Corporate Finance of THCR.

      Joseph A. Fusco (57 years old) has been serving as the Executive Vice
      ---------------
President of Government Relations & Regulatory Affairs of each of THCR, THCR Holdings and Trump AC since June 1996 and of TCS from July 1996 until December 2000. From August 1985 to June 1996, Mr. Fusco practiced law as a partner in various Atlantic City law firms specializing in New Jersey casino regulatory, commercial and administrative law matters, most recently from January 1994 to June 1996 as a partner in the law firm of Sterns & Weinroth, P.C., located in Atlantic City. Mr. Fusco previously served as Atlantic County Prosecutor, a Gubernatorial appointment, from April 1981 to July 1985 and as Special Counsel for Licensing for the CCC from the inception of that agency in September 1977 to March 1981. Mr. Fusco has been admitted to practice law in the State of New Jersey since 1969.

      Wallace B. Askins (71 years old) has been serving as a director of each of
      -----------------
THCR and THCR Funding since June 1995. Since December 1997, Mr. Askins as been a director of Funding II and Funding III. Since April 1996, he has been serving as a director of Trump AC Funding. Since April 1994, Mr. Askins has been serving as a director of Trump AC Holding.

      Don M. Thomas (71 years old) has been serving as a director of each of
      -------------
THCR and THCR Funding since June 1995. Since December 1997, Mr. Thomas has been serving as a director of each of Funding II and Funding III. Since April 1996, he has been a director of Trump AC Funding. Since 1983, Mr. Thomas has been a director of Trump AC Holding. Since January 1985, Mr. Thomas has been serving as the Senior Vice President of Corporate Affairs of the Pepsi-Cola Bottling Co. of New York. From 1985 through 1987, Mr. Thomas served as a Commissioner and the acting Chairman of the CRDA, and a Commissioner of the CCC from 1980 through 1984 during a portion of which time Mr. Thomas also served as the acting Chairman. Mr. Thomas is an attorney licensed to practice law in the State of New York.

      Peter M. Ryan (64 years old) has been serving as a director of each of
      -------------
THCR and THCR Funding since June 1995. He has also been the President of each of The Marlin Group, LLC and The Brookwood Carrington Fund, LLC, real estate financial advisory groups, since January 1995. Prior to that, Mr. Ryan was the Senior Vice President of The

Chase Manhattan Bank for more than five years.

      Robert J. McGuire (65 years old) has been a director of THCR and THCR
      -----------------
Funding since July 2001. Mr. McGuire has been Counsel to the New York law firm of Morvillo, Abramowitz, Grand, Iason & Silberberg, P.C. since 1981. As an Assistant United States Attorney from 1962 through 1966, Mr. McGuire prosecuted cases in the Southern District of New York. In 1969, he established is own law firm of McGuire and Lawler where he worked until his appointment as New York City Police Commissioner. Mr. McGuire served as New York City Police Commissioner from 1978 to 1983. In 1984, Mr. McGuire was elected Chairman and Chief Executive Officer of Pinkerton's, Inc. where he remained for four years before joining Kroll Associates. Mr. McGuire resigned as President of Kroll Associates in 1997. Mr. McGuire serves on numerous Boards and is the President of the Police Athletic League.

      Messrs. Trump, Brown, Pickus, McCarthy and Fusco have executive employment agreements pursuant to which such individuals serve as officers of the Registrants. See "--Employment Agreements, Termination of Employment and Change-in-Control Arrangements" for a description of certain of these agreements.

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

      Matthew A. Harkness (45 years old) has been the Chief Operating Officer of
      -------------------
Plaza Associates since January 2001. Mr. Harkness served as Senior Vice President of Marketing at the Taj Mahal throughout 2000. From September 1995 to December 1999, Mr. Harkness served as the Executive Director of Marketing at Trump Marina. Mr. Harkness has served in various Atlantic City casinos in operational and marketing capacities since 1979.

      Theresa Glebocki (40 years old) has been the Vice President of Finance of
      ----------------
Plaza Associates since September 2000. Ms. Glebocki served as the Executive Director of Finance of Plaza Associates and TCS from November 1996 until September 2000, and Financial Controller of Plaza Associates from 1991 until 1996.

      All of the persons listed above are citizens of the United States and are licensed by the CCC.

Management of Taj Associates

      Trump AC is the managing general partner of Taj Associates. Trump AC Holding is the managing general partner of Trump AC. The Board of Directors of Trump AC Holding consists of Messrs. Trump (Chairman), Askins and Thomas.

      Set forth below are the names, ages, positions and offices held with Taj Associates and a brief summary of the business experience during the past five years of each of the executive officers and certain key employees of Taj Associates other than certain individuals who are also directors or executive officers of the Registrants.

      Mark A. Brown--See "--Management of THCR."
      -------------

      Stephen S. Oskiera (43 years old) has served as the Senior Vice President
      ------------------
of Finance of Taj Associates since January 2000. Mr. Oskiera previously served as the Vice President of Finance of TCS from November 1999 until January 2000 and as Vice President of Finance of Castle Associates from October 1998 until November 1999. Mr. Oskiera served as Executive Director of Finance for both Castle Associates and TCS from October 1995 to October 1998.

      All of the persons listed above are citizens of the United States and are licensed by the CCC.

Management of Trump Marina

      All decisions affecting the business and affairs of Castle Associates, including the operation of Trump Marina, are decided by the general partners acting by and through a Board of Partner Representatives (the "Board of Partner Representatives"), including a minority of Representatives elected indirectly by the holders of the Castle Mortgage

Notes and the Castle PIK Notes. As currently constituted, the Board of Partner Representatives consists of Donald J. Trump (Chairman), John P. Burke, Robert M. Pickus, Walter L. Leib, and Asher O. Pacholder.

      Set forth below are the names, ages, positions, and offices held with Castle Associates, and a brief account of the business experience during the past five years of each member of the Board of Partner Representatives and the executive officers of Castle Associates other than those who are also directors or executive officers of THCR.

      Lawrence J. Mullin (39 years old) has been serving as the President and
      ------------------
Chief Operating Officer of Castle Associates since January 2001. From January to May 2000, Mr. Mullin served as the President and Chief Operating Officer of Castle Associates. From June 2000 to December 2000, Mr. Mullin served as the President and Chief Operating Officer of Plaza Associates. Mr. Mullin also serves as Vice President of TCHI as well as Vice President and Assistant Secretary of Castle Funding. From 1992 to 1995, Mr. Mullin served as Vice President of Slot and Casino Marketing at the Taj Mahal. From 1995 to 1998, Mr. Mullin served as Senior Vice President of Slot and Casino Marketing of Castle Associates.

      Daniel M. McFadden (36 years old) has been serving as the Vice President
      ------------------
of Finance of Castle Associates since September 2001. Mr. McFadden previously served as Director of Finance since joining Castle Associates in November 1998. Prior to joining Castle Associates, Mr. McFadden served Taj Associates and TCS in various financial positions since December 1989.

      Walter L. Leib (72 years old) has been a member of the Board of Partner
      ------------------
Representatives since October 2000. Since 1972, Mr. Leib has been a senior partner of Leib, Kraus, Grispin & Roth, PC, a law firm located in Scotch Plains, New Jersey. Since 1996, Mr. Leib has been a member of the Board of Directors and Audit Committee of ICO International, Inc., an oil field services and petrochemicals processing company quoted on the NASDAQ Market System. Since 1998, Mr. Leib has been a Lifetime Trustee Emeritus of Rutgers University, having served as a trustee from 1992 through 1998. He presently is as a member of the Board of Overseers and Foundation of Rutgers University and is a member of the Budget Committee and was Chairman of the Advisory Board of Trustees of Rutgers University Law School in 1998. Since 1993, Mr. Leib has served on the Board of Advisors of Rutgers University School of Business Management and Graduate School of Business.

      Asher O. Pacholder (64 years old) has been a member of the Board of
      ------------------
Partner Representatives since May 1992. Dr. Pacholder served as a director and the President of TCI-II from May 1992 to December 1993. He has served as the Chairman of the Board of Directors and Chief Financial Officer of ICO International, Inc., an oil field services and petrochemicals processing company quoted on the NASDAQ Market System, since February 1995 and Chief Operating Officer and a director of Wedco Technology, Inc. since May 1996. Dr. Pacholder has served as Chairman of the Board and Managing Director of Pacholder Associates, Inc., an investment advisory firm, since 1983. In addition, Dr. Pacholder is Chairman of the Board of Directors of USF&G Pacholder Fund, Inc., a closed-end investment company, and he serves on the Board of Directors of Southland Corporation, which owns and operates convenience stores.

      Thomas F. Leahy (64 years old) had been a member of the Board of Partner
      ---------------
Representatives from June 1993. Mr. Leahy also served as a director and Treasurer of TCI-II from May 1992 to December 1993. From 1991 to July 1992, Mr. Leahy served as Executive Vice President of CBS Broadcast Group, a unit of CBS, Inc. Mr. Leahy retired from CBS, Inc. in 1992, having served in various executive capacities over a 30-year period. From November 1992, Mr. Leahy served as President of The Theater Development Fund, a service organization for the performing arts and from July 1992, Mr. Leahy served as Chairman of VT Properties, Inc., a privately held corporation which invests in literary, stage and film properties. Mr. Leahy passed away in March 2002.

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

      Catherine A. Walker (47 years old) has been the General Manager of Trump
      -------------------
Indiana since August 2000. From March to August 2000, Ms. Walker was the Vice President of Operations and Assistant General Manager of Harrah's East Chicago. From July 1996 to March 2000, Ms. Walker served as Vice President and General Manager of Players Lake Charles LLC and Showboat Star Partnership.

      Michael Darley (50 years old) has been Vice President of Operations of
      --------------
Trump Indiana since November 5, 2000. Prior to joining Trump Indiana, Mr. Darley served from September 1998 to November 2000 as Director of Table Games at Harrah's East Chicago. From September 1993 to September 1998, Mr. Darley served as Casino Manager and Director of Slot Operations at Harrah's Tunica.

      Patrick M. Fox (50 years old) has been Director of Finance and Chief
      --------------
Financial Officer of Trump Indina since November 26, 2001. Mr. Fox was previously employed until September 30, 2001 as the Director of Finance at Carlson Group. Prior to that, from October 1996 to February 2001, Mr. Fox served in various positions with Accenture. From July 1975 to October 1996, Mr. Fox served in the Arthur Andersen Worldwide organization in various positions, which included Controller-Andersen Worldwide Services.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) promulgated under the Exchange Act requires the directors and executive officers of THCR, as well as any person who becomes the beneficial owner of more than 10.0% of a registered class of the Company's equity securities (collectively, the "Reporting Persons"), to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and equity securities of the Company. The Reporting Persons are required to furnish the Company with all Section 16(a) forms they file.

      To THCR's knowledge, based solely upon its review of copies of such reports furnished to THCR by or on behalf of the Reporting Persons, all Section 16(a) filing requirements applicable to the Reporting Persons have been complied with during the fiscal year ended December 31, 2001.

      In addition, Mr. Trump has stated in his Schedule 13D, amendment No. 6, dated June 28, 2001, filed with the Commission that he may effect, from time to time, open market and privately negotiated purchases of equity and/or debt securities of THCR and/or its subsidiaries.

ITEM 11.  EXECUTIVE COMPENSATION.

      Summary Compensation Table. The following table sets forth information regarding compensation paid to or accrued by the Chief Executive Officer of THCR, and any person who served in such or similar capacity during the fiscal year ended December 31, 2001, and the four most highly compensated executive officers of THCR whose total annual salary and bonus during the last fiscal year exceeded $100,000 (collectively, the "Named Executive Officers") for each of the last three completed fiscal years. Compensation accrued during one year and paid in another is recorded under the year of accrual. All cash compensation paid to the Named Executive Officers in consideration for services rendered by such persons to THCR and its subsidiaries are paid by THCR Holdings in accordance with the THCR Holdings Partnership Agreement.

                                                         Annual Compensation        Long-Term Compensation Awards
                                                    --------------------------------------------------------------
                                                                                    Securities
                                                                                    Underlying      All Other
Name and Principal Position                         Year    Salary($)     Bonus($)  Options (#)    Compensation ($)
                                                                                        /1/
---------------------------                         ----    ---------     --------  -----------    ---------------
Donald J. Trump .................................   2001   $1,500,000           --      500,000     $2,417,541 /2/
---Chairman of the Board, President .............   2000    1,250,000           --      500,000      2,414,266 /2/
    and Chief Executive Officer .................   1999    1,000,000           --           --      2,648,000 /2/

Mark A. Brown ...................................   2001   $1,146,462           --           --     $    4,500 /3/
---Chief Operating Officer ......................   2000      807,657   $  175,036           --          4,500 /3/
                                                    1999      487,762      109,410/4/        --          4,286 /3/

Robert M. Pickus ................................   2001   $  360,175           --           --     $    4,500 /3/
---Executive Vice President, General ............   2000      338,790           --           --          4,500 /3/
   Counsel and Secretary ........................   1999      324,653   $   50,000           --          4,800 /3/

Francis X. McCarthy, Jr .........................   2001   $  354,186           --           --     $    5,100 /3/
---Executive Vice President of Corp. ............   2000      333,120           --           --          4,800 /3/
   Fin. and Chief Financial Officer .............   1999      320,073           --           --          4,800

Joseph A. Fusco .................................   2001   $  356,700           --           --     $    5,100 /3/
--- Executive Vice President of                     2000      335,639           --           --          4,800 /3/
    Government Relations/Regulatory                 1999      324,510   $   36,470           --          4,800 /3/
    Affairs

      (1) Options granted under THCR's 1995 Stock Plan. Options vest in three equal installments, one-third on the date of grant and on each of the first two anniversary dates of the date of grant.

      (2) The amounts listed in 2001, 2000 and 1999 include $2.207 million, $2.306 million and $2.258 million, respectively, recorded pursuant to the Castle Services Agreement (as defined herein) in addition to reimbursement of expenses pursuant to the Executive Agreement, as amended, between Mr. Trump and THCR and THCR Holdings. See "Compensation Committee Interlocks and Insider Participation; Certain Related Party Transactions; Castle Associates."

      (3) Represents vested and unvested contributions made by Plaza Associates, Taj Associates, Castle Associates and/or TCS to Trump Plaza Hotel and Casino Retirement Savings Plan, Trump Taj Mahal Retirement Savings Plan, Trump's Castle Hotel and Casino Retirement Savings Plan and Trump Casino Services Retirement Savings Plan, respectively. Funds accumulated for an employee under these plans consisting of a certain percentage of the employee's compensation plus the employer matching contributions equaling 50.0% of the participant's contributions, are retained until termination of employment, attainment of age 59- 1/2 or financial hardship, at which time the employee may withdraw his or her vested funds.

      (4) In January 1999, Mr. Brown received a net bonus of $75,000 which resulted in a before tax bonus of $109,410.

      1995 Stock Incentive Plan. The THCR Board of Directors adopted the 1995 Stock Incentive Plan (the "1995 Stock Plan"), pursuant to which directors, employees and consultants of THCR and certain of its subsidiaries and affiliates who have been selected as participants are eligible to receive awards of various forms of equity-based incentive compensation, including stock options which are intended to qualify as incentive stock options ("ISOs") under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), as well as stock options not intended to so qualify ("NQSOs"), stock-appreciation rights ("SARs"), stock bonuses, restricted stock awards, performance units and phantom stock, and awards consisting of combinations of such incentives. The 1995 Stock Plan is administered by the Stock Incentive Plan Committee of the Board of Directors of THCR consisting of Messrs. Trump, Askins, Ryan and Thomas (the "Stock Incentive Plan Committee"). Subject to the provisions of the 1995 Stock Plan, the Stock Incentive Plan Committee has sole discretionary authority to interpret the 1995 Stock Plan and to determine the type of awards to grant, when, if and to whom awards are granted, the number of shares covered by each award and the terms and conditions of the award.

      In 1996, THCR obtained approval from its stockholders to increase the number of shares of THCR's Common Stock authorized for issuance under the 1995 Stock Plan from one million to four million. In November 1998, THCR canceled all options previously granted to certain employees and approved a grant of new options. On November 18, 1998, THCR granted certain employees and its independent directors approximately 1,166,800 options to purchase THCR's Common Stock at a price of $4.625 per share. One-third of the options vested on the date of the grant and on each of the first two anniversaries of the date of the grant. The options expire 10 years after the date of issuance.

      Option Grants in Fiscal 2001. The following table sets forth certain information with respect to options granted to the Named Executive Officers during the fiscal year ended December 31, 2001:

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               Individual Grants

                              Number of    Percent of Total
                              Securities      Options/SARs                                             Grant
                              Underlying       Granted to                                               Date
                             Options/SARs    Employees in       Exercise or Base                       Present
    Name                      Granted(#)      Fiscal Year        Price ($/Sh)        Expiration Date   Value($)
    ----                      ----------      -----------        -----------         ---------------   -------
Donald J. Trump
-Chairman of the Board,       500,000(1)        100.0%               $2.20            June 18, 2011     $0.90
and Chief Executive Officer

(1) NQSO granted to Trump by the THCR Board of Directors on June 19, 2001, One-third of option vests on the date of grant and on each of the first two anniversary dates of the date of grant, provided that with each installment, Mr. Trump's employment with THCR has not been terminated prior to the installment date.

(2) Represents a fair value of approximately $0.90 per option, estimated using the Black-Scholes option-pricing model based upon the weighted average market price at grant date of $2.00 and the following weighted average assumptions: risk-free interest rate of 4.39%, expected life of 3.0 years, volatility of 67.0% and a dividend yield of 0%.

      None of the Named Executive Officers exercised any stock options during the fiscal year ended December 31, 2001. The following table sets forth information concerning the fiscal year-end value of unexercised options provided on an aggregate basis.

                        Fiscal Year End Option Value (1)

                                                  Number of Securities
                                                 Underlying Unexercised
                                              Options at Fiscal Year End (#)
Name                                            Exercisable/Unexercisable
----                                            -------------------------
Donald J. Trump............................     1,000,000        500,000
Mark A. Brown..............................         8,000              0
Robert M. Pickus...........................        30,000              0
Francis X. McCarthy, Jr....................        10,000              0
Joseph A. Fusco............................        20,000              0

                               -------------------

(1) Based on a closing sale price of $1.15 per share of THCR's Common Stock on December 31, 2001, all of the options reflected in the above table were "out-of-the-money" (i.e., the exercise prices of the options exceeded the fair market value of the underlying THCR's Common Stock).

      Employment Agreements, Termination of Employment and Change-in-Control Arrangements

      Donald J. Trump. Mr. Trump serves as the Chairman of the Board of
      ---------------
Directors of THCR pursuant to the Executive Agreement dated as of June 12, 1995 (the "Trump Executive Agreement"), by and among Trump, THCR and THCR Holdings. Pursuant to the Trump Executive Agreement, Trump has agreed to provide THCR, THCR Holding and subsidiaries, from time to time when reasonably requested and on a non-exclusive basis, consulting services relating to marketing, advertising, promotional and other similar related services with respect to the business and operations of THCR, THCR Holdings and subsidiaries. The initial term of the Trump Executive Agreement is five years and thereafter for a three-year rolling term which shall automatically be extended so that the unexpired term on any date is always three years, until such time during such rolling term that either party gives written notice to the other of its election not to continue extending such term, in which case the term shall end three years from the date on which such notice is given. In consideration for Mr. Trump's services under the Trump Executive Agreement, Trump received a yearly fee of $1.0 million through June 30, 2001, plus reimbursement expenses upon presentation of vouchers, payable in equal monthly installments. Effective July 2000, upon Mr. Trump's appointment as President and Chief Executive Officer of THCR, the fee payable to Mr. Trump was increased to $1.5 million per year, plus reimbursement expenses.

      Mark A. Brown. Mr. Brown serves as the President and Chief Executive
      -------------
Officer of each of Taj Associates, Plaza Associates, Castle Associates and Trump Indiana (collectively, the "Trump Entities"), pursuant to an Employment Agreement, dated August 2, 2000 (the "Brown Employment Agreement"), by and among Mr. Brown and the Trump Entities. The Brown Employment Agreement, the term of which was effective as of July 1, 2000 and expires on July 31, 2003, provides for an annual salary of (i) $1.0 million for the 12-month period commencing July 1, 2000, (ii) $1.1 million for the 12-month period commencing July 1, 2001, and
(iii) $1.2 million for the 12-month period commencing January 1, 2002. Upon 180 days notice prior to the expiration date, the Brown Employment Agreement may be extended at the sole discretion of the Trump Entities to July 31, 2005. If so extended, Mr. Brown is to receive an annual salary of (i) $1.3 million for the 12-month period commencing August 1, 2003, and (ii) $1.4 million for the 12-month period commencing August 1, 2004. The Brown Employment Agreement may be terminated by the Trump Entities for "Cause," defined in the Brown Employment Agreement as (i) the revocation of Mr. Brown's casino key employee license, (ii) Mr. Brown's conviction for certain crimes, (iii) Mr. Brown's disability or death or (iv) Mr. Brown's breach of loyalty to the Trump Entities. Upon termination for "Cause," Mr. Brown is entitled to receive compensation earned as of the date of termination; provided, however, that if Mr. Brown's employment is terminated due to Mr. Brown's death or disability, Mr. Brown or his estate, as the case may be, will be entitled to a lump sum severance payment equal to six months' compensation based on Mr. Brown's then current salary. Mr. Brown may terminate the Brown Employment Agreement at any time following a "Change of Control," effective on the 30th day after such effective notice, and Mr. Brown shall be entitled to receive a lump sum payment for the full amount of unpaid compensation for the full term of the Brown Employment Agreement. "Change of Control" is defined in the Brown Employment Agreement as (i) the acquisition of
(x) the Trump Entities or (y) more than thirty-five percent (35.0%) of THCR's Common Stock, or equivalent limited partnership interests of THCR Holdings, by an unrelated party or (ii) the sale or long-term lease of all or substantially all of the assets of Trump Entities. Also, in the event Mr. Brown is transferred to a position located outside of Atlantic City, New Jersey, Mr. Brown may terminate the Brown Employment Agreement within seven days of the occurrence of such transfer and be entitled to receive a severance payment equal to three months' compensation based on his then current salary. During the term of the Brown Employment Agreement, Mr. Brown has agreed not to obtain employment for or on behalf of any other casino hotel located in Atlantic City, New Jersey.

      Robert M. Pickus. On April 17, 2000, THCR, THCR Holdings, and Trump AC
      ----------------
(collectively, the "Trump Companies") entered into an employment agreement with Mr. Pickus (the "Pickus Employment Agreement") pursuant to which Mr. Pickus serves as Executive Vice President and General Counsel of the Trump Companies. The Pickus Employment Agreement, the term of which expires on April 16, 2003, if not otherwise extended, provides for annual compensation of not less than his current salary and a discretionary annual bonus. Mr. Pickus's employment may be terminated by the Trump Companies for "Cause," defined in the Pickus Employment Agreement as (i) the revocation of Mr. Pickus's casino key employee license,
(ii) Mr. Pickus's conviction for certain crimes, (iii) Mr. Pickus's disability or death or (iv) Mr. Pickus's breach of his duty to the Trump Companies. Upon termination for "Cause," Mr. Pickus is entitled to receive compensation accrued yet unpaid as of the date of termination. Mr. Pickus may terminate the Pickus Employment Agreement at any time following a "Change of Control," effective on the 30th day after such effective notice, and Mr. Pickus shall be entitled to receive a lump sum payment for the full amount of unpaid compensation for the full term of the Pickus Employment Agreement. The Pickus Employment Agreement defines "Change of Control" as (i) the acquisition of (x) the Trump Companies or
(y) more than thirty-five percent (35.0%) of THCR's Common Stock, or equivalent limited partnership interests of THCR Holdings, by an unrelated party or (ii) the sale or long-term lease of all or substantially all of the assets of the Trump Companies. During the term of the Pickus Employment Agreement, Mr. Pickus has agreed to devote his full time, attention and efforts to the Trump Companies, and not to accept employment, either as an employee, consultant or independent contractor, with any other casino hotel located in Atlantic City, New Jersey. Mr. Pickus has also agreed not to consult with or otherwise engage, either directly or indirectly, in any other activities of a business nature for any other person or entity without the Trump Companies' prior written consent.

      Francis X. McCarthy, Jr. On April 17, 2000, the Trump Companies entered
      -------------------
into an employment agreement with Mr. McCarthy (the "McCarthy Employment Agreement") pursuant to which Mr. McCarthy serves as Executive Vice President of Corporate Finance of the Trump Companies. The McCarthy Employment Agreement, the term of which expires on April 16, 2003, if not otherwise extended, provides for annual compensation of not less than his current salary and a discretionary annual bonus. Employment may be terminated for "Cause," defined in the McCarthy Employment Agreement as (i) the revocation of Mr. McCarthy's casino key employee license, (ii) Mr. McCarthy's conviction for certain crimes, (iii) Mr. McCarthy's disability or death or (iv) the breach by Mr. McCarthy of his duty to the Trump Companies. Upon termination for "Cause," Mr. McCarthy is entitled to receive compensation accrued yet unpaid as of the date of termination. Mr. McCarthy may terminate the McCarthy Employment Agreement at any time following a "Change of Control," effective on the 30th day after such effective notice, and Mr. McCarthy shall be entitled to receive a lump sum payment of the full amount of the unpaid compensation for the full term of the McCarthy Employment Agreement. The McCarthy Employment Agreement defines "Change of Control" as (i) the acquisition of (x) the Trump Companies or (y) more than thirty-five percent (35.0%) of THCR's Common Stock, or equivalent limited partnership interests of THCR Holdings, by an unrelated party or (ii) the sale or long-term lease of all or substantially all of the assets of the Trump Companies. During the term of the McCarthy Employment Agreement, Mr. McCarthy has agreed to devote his full time, attention and efforts to the Trump Companies, and not to accept employment, either as an employee, consultant or independent contractor, with any other casino hotel located in Atlantic City, New Jersey. Mr. McCarthy has also agreed not to consult with or otherwise engage, either directly or indirectly, in any other activities of a business nature for any other person or entity without the Trump Companies' prior written consent.

      Joseph A. Fusco. On April 17, 2000, the Trump Companies entered into an
      ---------------
employment agreement with Mr. Fusco (the "Fusco Employment Agreement") pursuant to which Mr. Fusco serves as Executive Vice President of Government Relations and Regulatory Affairs of the Trump Companies. The Fusco Employment Agreement, the term of which expires on April 16, 2003, if not otherwise extended, provides for annual compensation of not less than his current salary and a discretionary annual bonus. Employment may be terminated for "Cause," defined in the Fusco Employment Agreement as (i) the revocation of Mr. Fusco's casino key employee license, (ii) Mr. Fusco's conviction for certain crimes, (iii) Mr. Fusco's disability or death or (iv) the breach by Mr. Fusco of his duty to the Trump Companies. Upon termination for "Cause," Mr. Fusco is entitled to receive compensation accrued yet unpaid as of the date of termination. Mr. Fusco may terminate the Fusco Employment Agreement at any time following a "Change of Control," effective on the 30th day after such notice and Mr. Fusco shall be entitled to receive a lump sum payment of the full amount of the unpaid compensation for the full term of the Fusco Employment Agreement. The Fusco Employment Agreement defines "Change of Control" as (i) the acquisition of (x) the Trump Companies or (y) more than thirty-five percent (35.0%) of THCR's Common Stock, or equivalent limited partnership interests of THCR Holdings, by an unrelated party or (ii) the sale or long-term lease of all or substantially all of the assets of the Trump Companies. During the term of the Fusco Employment Agreement, Mr. Fusco has agreed to devote his full time, attention and efforts to the Trump Companies, and not to accept employment, either as an employee, consultant or independent contractor, with any other casino hotel located in Atlantic City, New Jersey. Mr. Fusco has also agreed not to consult with or otherwise engage, either directly or indirectly, in any other activities of a business nature for any other person or entity without the Trump Companies' prior written consent.

      Compensation of Directors

      Mr. Trump, the Chairman of the Board of Directors, President and Chief Executive Officer of THCR, received no remuneration for serving on the Board of Directors of THCR for the fiscal year ended December 31, 2001. Directors of THCR who are also employees or consultants of THCR and its affiliates receive no directors' fees. Non-employee directors are paid an annual stipend of $50,000, plus $2,000 per meeting attended and reasonable out-of-pocket expenses incurred in attending these meetings, provided that directors currently serving on the Board of Directors of Trump AC Funding or Trump AC Holding receive no additional compensation. All such fees are paid by THCR Holdings in accordance with the THCR Holdings Partnership Agreement.

      Committees of the Board of Directors

      THCR has the following committees: (i) Executive Committee, (ii) Audit Committee, (iii) Special Committee, (iv) Stock Incentive Plan Committee and (v) Compensation Committee. The Executive Committee consists of Mr. Trump. Both the Audit Committee and the Special Committee consist of Messrs. Askins, Ryan, Thomas and McGuire, each of whom is an "independent director" of THCR, as defined by the rules and regulations promulgated by the NYSE. The Stock Incentive Plan Committee consists of Messrs. Trump, Askins, Ryan, Thomas and McGuire. The Compensation Committee consists of Messrs. Trump, Askins and Thomas. The Special Committee was established pursuant to the THCR By-laws and the THCR Holdings Partnership Agreement, and is empowered to vote on any matters which require approval of a majority of the independent directors of THCR, including affiliated transactions. All proposed transactions involving THCR or THCR Holdings in which Trump has a personal interest valued over $200,000 or any transaction between THCR and any officer or director having a value of at least $200,000 (other than transactions relating to salary or other compensation paid in the ordinary course of business), shall be reviewed by the Special Committee, which shall make findings and recommendations to the Board with respect to such proposed transactions. At all times, the Special Committee is required to be comprised of at least two non-employee directors and no employee directors. See "Legal Proceedings; Castle Acquisition; Settlement Agreement Approved by the Court."

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

      Certain Related Party Transactions--THCR. THCR leases office space in Trump Tower located in midtown Manhattan for general, executive and administrative purposes pursuant to the Trump Tower Lease by and between Taj Associates, as tenant, and Trump Tower Commercial, as landlord, Trump Tower Commercial is an affiliate of Trump. The Trump Tower Lease terminates on August 31, 2010. The annual rent, payable in equal monthly installments, during the three-year period from September 1, 2000 to August 31, 2003 is $64,644.25. The annual rent for the three- year period from September 1, 2003 to August 31, 2006 is $68,458.50. The annual rent during the three-year period from September 1, 2006 to August 31, 2010 is $72,261.75. Pursuant to the Trump Tower Lease, THCR Holdings is also obligated to pay a proportionate share of the imposed property taxes. During the fiscal year ended December 31, 2001, an aggregate amount of $67,275, including rent and property taxes, was paid to Trump Tower Commercial LLC under the Trump Tower Lease. See "Properties; THCR."

      Beginning in late 1997, the Trump Atlantic City Properties began to utilize certain facilities owned by Trump to entertain high-end customers. Management believes that the ability to utilize these facilities enhances THCR's revenues. During the fiscal year ended December 31, 2001, THCR incurred approximately $0.6 million in customer costs associated with utilizing these facilities. In exchange for having Trump's personal airplane available to customers of the Trump Atlantic City Properties, THCR incurred pilot costs of approximately $0.3 million for the fiscal year ended December 31, 2001.

      Certain Related Party Transactions--Castle Associates. On December 28, 1993, Castle Associates entered into a Services Agreement (the "Castle Services Agreement") with TCI-II, an entity wholly-owned by Trump. Pursuant to the Castle Services Agreement, TCI-II has agreed to provide Castle Associates, from time-to-time when reasonably requested, consulting services on a non-exclusive basis, relating to marketing, advertising, promotional and other services (the "Castle Services") with respect to the business and operations of Castle Associates, in exchange for certain fees to be paid only in those years in which EBITDA (EBITDA represents income from operations before depreciation, amortization, refinancing costs and the non-cash write-down of CRDA investments) exceeds prescribed amounts, as discussed below.

      In consideration for the Castle Services rendered by TCI-II, Castle Associates is required to pay TCI-II an annual fee (which is identical to the fee which was payable under the previously existing management agreement) of $1.5 million for each year in which EBITDA exceeds the following amounts for the years indicated: (i) 1993--$40.5 million; (ii) 1994--$45.0 million; and (iii) 1995 and thereafter--$50.0 million. If EBITDA in any fiscal year does not exceed the applicable amount, no annual fee is due. In addition to the annual fee, TCI-II is entitled to receive an incentive fee, beginning with the fiscal year ending December 31, 1994, in an amount equal to 10.0% of EBITDA in excess of $45.0 million for such fiscal year. Castle Associates will also be required to advance to TCI-II $125,000 per month which will be applied toward the annual fee, provided, however, that no advances will be made during any year if and for so long as the Managing Partner (defined in the Castle Services Agreement as Trump) determines, in his good faith reasonable judgment, that Castle Associates' budget and year-to-date performance indicate that the minimum EBITDA levels (as specified above) for such year will not be met. If for any year during which annual fee advances have been made it is determined that the annual fee was not earned, TCI-II is obligated to promptly repay any amounts previously advanced. For purposes of calculating EBITDA under the Castle Services Agreement, any incentive fees paid in respect of 1994 or thereafter shall not be deducted in determining net income. Pursuant to the Castle Services Agreement, Trump earned approximately $2.258 million, $2.306 million and $2.207 million, based on Castle Associates' EBITDA for the years ended December 31, 1999, 2000 and 2001, respectively. The Castle Services Agreement expires on December 31, 2005.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Generally, under the Exchange Act, a person is deemed to "beneficially own" a security at to which that person has sole or shared voting power or investment power and also any security as to which that person has the right to acquire within 60 days (i) through the exercise of any option, warrant or right,
(ii) through the conversion of a security or (iii) pursuant to the power to revoke, or the automatic termination of, a trust, discretionary account or similar arrangement. The following table sets forth certain information regarding the beneficial ownership of THCR's Common Stock and Class B Common Stock as of March 29, 2002 by (i) each Named Executive Officer, (ii) each Director of THCR, (iii) each person deemed to be the beneficial owner of more than 5.0% of any class of THCR's voting securities and (iv) all of the Executive Officers and Directors of THCR as a group, without naming them. In the case of persons other than Executive Officers and Directors of THCR, such information is based solely upon a review of Schedules 13D or 13G, as amended, which have been filed by such persons with the Commission. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of Common Stock and Class B Common Stock listed as owned by such person.

                                              Common Stock           Class B Common Stock
                                       -------------------------  --------------------------
                                          Number of                Number of
                                            Shares      Percent     Shares
                                         Beneficially     of      Beneficially   Percent of
Name of Beneficial Owner (1)                Owned      Class (2)     Owned        Class(3)
------------------------------------   -------------   ---------  ------------ -------------
Donald J. Trump ....................   16,404,473(4)    44.4%       1,000(5)      100.0%
Mark A. Brown ......................        9,000(6)        *          --           --
Robert M. Pickus ...................       32,000(7)        *          --           --
Francis X. McCarthy, Jr ............       13,648(8)        *          --           --
Joseph A. Fusco ....................       20,000(9)        *          --           --
Wallace B. Askins ..................       12,500(10)       *          --           --
Peter M. Ryan ......................       12,500(11)       *          --           --
Don M. Thomas ......................        5,000(12)       *          --           --
Robert J. McGuire ..................            0          --          --           --
Conseco, Inc. ......................    2,010,000(13)     9.1%         --           --
Bay Harbour Management, L.C ........    1,392,000(14)     6.3%         --           --
All Executive Officers and Directors
of THCR as a group, without
naming them (10 persons) ...........   16,542,583(15)    44.7%      1,000         100.0%

-------------------------------
*     Represents less than 1.0%

(1) Unless otherwise noted, the address of each beneficial owner is c/o Trump Hotels & Casino Resorts, Inc., 1000 Boardwalk, Atlantic City, New Jersey 08401.

(2) Based on 22,010,027 shares of THCR's Common Stock issued and outstanding as of April 1, 2002. Pursuant to Rule 13d-3 promulgated under the Exchange Act, shares of Common Stock which are issuable upon the exercise of options, warrants, rights or conversion privileges are deemed to be outstanding for purposes of computing the percentage of outstanding Common Stock owned by a person but are not deemed to be outstanding for purposes of computing the ownership percentage of any other person.

(3) Based on 1,000 shares of THCR's Class B Common Stock issued and outstanding as of April 1, 2002.

(4)   Includes (i) 1,485,600 shares of Common Stock held directly by Mr. Trump,
      (ii) 150 shares of Common Stock held by Mr. Trump as custodian for his children, (iii) 500,000 shares of Common Stock issuable upon the exercise of options currently exercisable at an exercise price of $4.625 per share,
      (iv) 333,334 shares of Common Stock issuable upon the exercise of options currently exercisable at an exercise price of $2.625 per share, (v) 166,666 shares of Common Stock issuable upon the exercise of options currently exercisable at an exercise price of $2.20 per share, (vi) 10,300,456 shares of Common Stock issuable upon the conversion of limited partnership interests of THCR Holdings held directly by Mr. Trump, (vii) 1,407,017 shares of Common Stock issuable upon the conversion of limited partnership interests of THCR Holdings held by TCI, an entity of which Mr. Trump owns 100.0%, (viii) 2,211,250 shares of Common Stock issuable upon the conversion of limited partnership interests of THCR Holdings held by TCI-II, an entity of which Mr. Trump owns 100.0%. Does not include 500,000 shares of Common Stock issuable upon the exercise of options not exercisable within 60 days from the date hereof. Also, Mr. Trump has stated in his Schedule 13D, amendment No. 6, dated June 28, 2001, filed with the Commission that he may effect, from time to time, open market and privately negotiated purchases of equity and/or debt securities of THCR and/or its subsidiaries.

(5) Includes (i) 850 shares of Class B Common Stock held directly by Mr. Trump, (ii) 50 shares of Class B Common Stock held by TCI, an entity of which Mr. Trump owns 100.0%, and (iii) 100 shares held by TCI-II, an entity of which Mr. Trump owns 100.0%.

(6) Includes (i) 3,000 shares of Common Stock and (ii) 6,000 shares of Common Stock issuable upon the exercise of options currently exercisable at an exercise price of $4.625 per share.

(7) Includes (i) 2,000 shares of Common Stock and (ii) 30,000 shares of Common Stock issuable upon the exercise of options currently exercisable at an exercise price of $4.625 per share.

(8) Includes (i) 3,648 shares of Common Stock in Mr. McCarthy's 401K Plan account and (ii) 10,000 shares of Common Stock issuable upon the exercise of options currently exercisable at an exercise price of $4.625 per share.

(9) Includes 20,000 shares of Common Stock issuable upon the exercise of options currently exercisable at an exercise price of $4.625 per share.

(10) Includes (i) 10,000 shares of Common Stock and (ii) 2,500 shares of Common Stock issuable upon the exercise of options currently exercisable at an exercise price of $4.625 per share.

(11) Includes (i) 10,000 shares of Common Stock and (ii) 2,500 shares of Common Stock issuable upon the exercise of options currently exercisable at an exercise price of $4.625 per share.

(12) Includes (i) 2,500 shares of Common Stock and (ii) 2,500 shares of Common Stock issuable upon the exercise of options currently exercisable at an exercise price of $4.625 per share.

(13) 11825 North Pennsylvania Street, Carmel, Indiana 46032. These shares are beneficially owned by Bankers Life and Casualty Company, an insurance company, of which Conseco, Inc. is the parent holding company.

(14) 777 South Harbour Island Boulevard, Suite 270, Tampa, Florida 33602. Bay Harbour Management, L.C. is an investment advisor formed under the laws of Florida ("Bay Harbour"), and claims beneficial ownership of these shares which it holds for the account of investment funds and managed accounts. Tower Investment Group, Inc. ("Tower") is the majority stockholder of Bay Harbour. Mr. Steven A. Dyke is a stockholder and President of Tower. Mr. Douglas A. Teitelbaum is a stockholder of Tower.

(15) Includes (i) 1,520,359 shares of Common Stock, 6,409 of which are held in certain Reporting Persons' 401K Plan accounts, (ii) 1,103,500 shares of Common Stock issuable upon the exercise of options currently exercisable and (iii) 13,918,723 shares of Common Stock issuable upon the conversion of limited partnership interests of THCR Holdings.

      THCR Holdings. THCR Holdings is a limited partnership of which (i) THCR is a 59.87743% general partner, (ii) Trump is a 27.06457% limited partner, (iii) THCR/LP is a 3.55096% limited partner, (iv) TCI is a 3.69695% limited partner and (v) TCI -II is a 5.81009% limited partner. Trump owns 100.0% of each of TCI and TCI-II.

      THCR Funding. THCR Holdings beneficially owns 100.0% of the issued and outstanding common stock of THCR Funding.

Changes in Control

      As a part of the June 1995 Offering, THCR Holdings and THCR Funding issued the Senior Notes. Pursuant to the Senior Note Indenture, THCR Holdings pledged for the benefit of the holders of the Senior Notes, among other things, 100.0% of the common stock of THCR Funding. A foreclosure on all of such collateral would result in a change of control of THCR Funding. See "Business; Certain Indebtedness of THCR and Subsidiaries" and "Management's Discussion and Analysis of Financial Condition and Results of Operations; Senior Notes."

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

      Indemnification Agreements. In addition to the indemnification provisions in THCR's and its subsidiaries' employment agreements with its officers (see "Executive Compensation--Employment Agreements"), certain former and current directors of Plaza Funding have entered into separate indemnification agreements in May 1992 and June 1993 with Plaza Associates pursuant to which such persons are afforded the full benefits of the indemnification provisions of the partnership agreement governing Plaza Associates. Plaza Associates also entered into an indemnification trust agreement in November 1992 with Midlantic (the "Indemnification Trustee") pursuant to which the sum of $100,000 was deposited by Plaza Associates with the Indemnification Trustee for the benefit of the directors of Plaza Funding and certain former directors of Trump Plaza GP to provide a source for indemnification for such persons if Plaza Associates, Plaza Funding or Trump Plaza GP, as the case may be, fails to immediately honor a demand for indemnification by such persons. The indemnification agreements with the directors of Plaza Funding and directors of Trump Plaza GP were amended in June 1993 to provide, among other things, that Plaza Associates would (i) not terminate, amend or modify certain agreements in a manner which may adversely affect the rights or interests of such directors unless an additional sum of $600,000 was first deposited with the Indemnification Trustee, and (ii) maintain directors' and officers' insurance covering such persons during the ten-year term (subject to extension) of the indemnification agreements; provided, however, that if such insurance would not be available on a commercially practicable basis, Plaza Associates could, in lieu of obtaining such insurance, annually deposit an amount in a trust fund equal to $500,000 for the benefit of such directors; provided further, that deposits relating to the failure to obtain such insurance shall not exceed $2.5 million. Such directors are covered by directors' and officers' insurance maintained by Plaza Associates. In June 1993, additional sum of $600,000 was deposited with the Indemnification Trustee for the benefit of the directors of Plaza Funding and certain former directors of Trump Plaza GP.

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

      In connection with the Management Loan Agreement between THCR Management and the TCW Lenders, THCR Enterprises has agreed to indemnify Trump, pursuant to an indemnification agreement (the "Trump Indemnification Agreement") for any losses incurred by him pursuant to the Trump Guaranty by Trump in favor of the TCW Lenders. Pursuant to the Trump Guaranty, Trump unconditionally and irrevocably guarantees the full and punctual payment (whether as stated maturity or acceleration) of THCR Management's obligations to pay principal, accrued interest, fees and expenses under the Management Loan Agreement, including all reasonable costs of collection and enforcement thereof and interest thereon which would be owing by THCR Management. The Guaranteed Obligations, however, shall be proportionally reduced from and after the date on which THCR Management has made prepayments of the borrowed sums aggregating $1.0 million or more. See "Business; Twenty-Nine Palms Band of Luiseno Mission Indians of California" and "Management's Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition -- Liquidity and Capital Resources; Twenty-Nine Palms Band of Luiseno Mission Indians of California."

      Pursuant to the Trump Indemnification Agreement, THCR Enterprises has agreed to indemnify and hold harmless Trump, and his successors, assigns, estate, heirs and personal representatives, against any and all losses, costs or expenses (including, without limitation, any reasonable legal, accounting and other expenses) incurred by Trump or any of his successors, assigns, estate, heirs and/or personal representatives under the provisions of the Trump Guaranty, including any payments made by Trump thereunder. The indemnity obligation of THCR Enterprises is secured by a pledge of 2,127,500 shares of Common Stock and a principal amount of $35.5 million of Senior Notes held by THCR Enterprises. See "Business; Twenty-Nine Palms Band of Luiseno Mission Indians of California" and "Management's Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition -- Liquidity and Capital Resources; Twenty-Nine Palms Band of Luiseno Mission Indians of California."

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Financial Statements. See the Index immediately following the signature page.

(b)   Reports on Form 8-K.

      On October 31, 2001, THCR filed a Current Report on Form 8-K with the Commission therein announcing that THCR was seeking to negotiate the terms of THCR's and its subsidiaries' public debt and was withholding interest payments thereon until such as discussions between THCR and the bondholders had commenced. The following debt issues of THCR and its subsidiaries have been affected: (i) the Senior Notes, (ii) The TAC Notes, (iii) the Castle Senior Notes, (iv) the Castle Mortgage Notes and (v) the Castle Working Capital Loan. See "Business; Recent Events"; "-Certain Indebtedness of THCR and Subsidiaries" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      THCR subsequently filed a Current Report on Form 8-K with the Commission on November 28, 2001, therein announcing that THCR was making interest payments within the applicable grace periods in the aggregate amount of approximately $91.0 million on the overdue debt issues. See "Business; Recent Events"; "-Certain Indebtedness of THCR and Subsidiaries" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(c)   Exhibits.

Exhibit No.  Description of Exhibit
-----------  ----------------------
2.1(12)      Agreement, dated as of June 24, 1996, among Trump Hotels & Casino Resorts, Inc., Trump
             Hotels & Casino Resorts Holdings, L.P., TC/GP, Inc., Trump's Castle Hotel & Casino, Inc.
             and Donald J. Trump.
3.1(9)       Amended and Restated Certificate of Incorporation of Trump Hotels & Casino Resorts, Inc.
3.2(9)       Amended and Restated By-laws of Trump Hotels & Casino Resorts, Inc.
3.3(14)      Amendment to the Amended and Restated Certificate of Incorporation of Trump Hotels &
             Casino Resorts, Inc.
4.1(4)       Mortgage Note Indenture, among Trump Plaza Funding, Inc., as issuer, Plaza Associates, as guarantor, and First Bank National Association, as trustee.
4.2(4)       Indenture of Mortgage, between Plaza Associates, as mortgagor, and Trump Plaza Funding,
             Inc., as mortgagee.
4.3(4)       Assignment Agreement between Trump Plaza Funding, Inc., and First Bank National
             Association, as trustee.
4.4(4)       Assignment of Operating Assets from Plaza Associates to Trump Plaza Funding, Inc.
4.5(4)       Assignment of Leases and Rents from Plaza Associates to Trump Plaza Funding, Inc.
4.6(4)       Indenture of Mortgage between Plaza Associates and First Bank National Association, as
             trustee.
4.7(4)       Assignment of Leases and Rents from Plaza Associates to First Bank National Association, as trustee.
4.8(4)       Assignment of Operating Assets from Plaza Associates to First Bank National Association, as trustee.
4.9(4)       Plaza Associates Note to Trump Plaza Funding, Inc.
4.10(4)      Mortgage Note Certificate (included in Exhibit 4.1).
4.11(4)      Pledge Agreement of Trump Plaza Funding, Inc., in favor and for the benefit of First Bank
             National Association, as trustee.
4.12-4.16    Intentionally omitted.
4.17.1(9)    Senior Secured Note Indenture between Trump Hotels & Casino Resorts Holdings, L.P. and
             Trump Hotels & Casino Resorts Funding, Inc., as issuers, and First Bank National
             Association, as trustee.
4.17.2(11)   Supplemental Indenture by Trump Hotels & Casino Resorts Holdings, L.P. and Trump
             Hotels & Casino Resorts Funding, Inc. with respect to their 15 1/2% Senior Secured Notes due 2005.
4.17.3(11)   Second Supplemental Indenture by Trump Hotels & Casino Resorts Holdings, L.P. and
             Trump Hotels & Casino Resorts Funding, Inc. with respect to their 15 1/2% Senior Secured
             Notes due 2005.
4.17.4(20)   Third Supplemental Indenture, dated August 1, 2000, by Trump Hotels & Casino Resorts
             Holdings, L.P. and Trump Hotels & Casino Resorts Funding, Inc. with respect to their
             15 1/2% Senior Secured Notes due 2005.
4.18(9)      Senior Secured Note Certificate (included in Exhibit 4.17).

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

4.19.3(9)    Pledge Agreement, dated June 12, 1995, from Trump Plaza Holding
             Associates as pledgor to First Bank National Association as collateral agent, on behalf of First Bank National Association in its respective capacities as trustees.
4.19.4(9)    Pledge Agreement, dated June 12, 1995, from Trump Plaza Holding, Inc.
             as pledgor to First Bank National Association as collateral agent, on behalf of First Bank National Association in its respective capacities as trustees.
4.19.5(11)   Pledge Agreement, dated April 17, 1996, from Trump Hotels & Casino Resorts Holdings,
             L.P. as pledgor to First Bank National Association as Senior Note Trustee.
4.19.6(11)   Pledge Agreement, dated April 17, 1996, from Trump Atlantic City
             Associates as pledgor to First Bank National Association as Senior Note
             Trustee.
4.19.7(11)   Pledge Agreement, dated April 17, 1996, from Trump Atlantic City Holding, Inc. as pledgor to First Bank National Association as Senior Note Trustee.
4.19.8(11)   Pledge Agreement, dated April 17, 1996, from Trump Atlantic City
             Corporation as pledgor to First Bank National Association as Senior
             Note Trustee.
4.20(14)     Pledge Agreement, dated as of October 7, 1996, by and between Trump Hotels & Casino
             Resorts Holdings, L.P. and First Bank National Association, as trustee.
4.21(14)     Pledge Agreement, dated as of October 7, 1996, by and between Trump's Castle Hotel &
             Casino, Inc. and First Bank National Association, as trustee.
4.22-4.23    Intentionally omitted.
4.24(9)      Cash Collateral and Disbursement Agreement, dated June 12, 1995, among First Bank
             National Association, as disbursement agent, First Bank National Association, as trustee, and
             Trump Hotels & Casino Resorts Holdings, L.P. and Trump Hotels & Casino Resorts
             Funding, Inc., as issuers.
4.25(8)      Certificate of Common Stock of Trump Hotels & Casino Resorts, Inc.
4.26(11)     Indenture, dated April 17, 1996, among Trump Atlantic City Associates and Trump Atlantic City Funding, Inc., as issuers, Plaza Associates,
             Trump Taj Mahal Associates and The Trump Taj Mahal Corporation, as
             guarantors, and First Bank National Association as trustee.
4.27(11)     First Mortgage Note Certificate (included in Exhibit 4.26.1).
4.28.1(11)   Indenture of Mortgage and Security Agreement among Trump Taj Mahal Associates, as mortgagor, and First Bank National Association, as collateral agent, as mortgagee.
4.28.2(11)   Indenture of Mortgage and Security Agreement among Plaza Associates, as mortgagor, and
             First Bank National Association, as collateral agent, as mortgagee.
4.29.1(11)   Assignment of Leases and Rents among Trump Taj Mahal Associates, as assignor, and First
             Bank National Association, as collateral agent, as mortgagee.
4.29.2(11)   Assignment of Leases and Rents among Plaza Associates, as assignor, and
             First Bank National Association, as collateral agent, as mortgagee.
4.30(11)     Collateral Agency Agreement among First Bank National Association, as collateral agent, First Bank National Association, as trustee, Trump
             Atlantic City Associates, Trump Atlantic City Funding, Inc., the other secured parties signatory thereto, and the guarantors under the First
             Mortgage Note Indenture.
4.31(11)     Warrants of Trump Hotels & Casino Resorts, Inc. issued to Donald J. Trump.
4.32(17)     Indenture, dated as of December 10, 1997, by and among Trump Atlantic City Associates and Trump Atlantic City Funding II, Inc., as issuers, Trump Atlantic City Corporation,
             Trump Casino Services, L.L.C., Trump Communications, L.L.C., Plaza Associates and
             Trump Taj Mahal Associates, as guarantors, and U.S. Bank National Association, as trustee.
4.33(16)     Registration Rights Agreement, dated as of December 10, 1997, by and among Trump Atlantic City Associates and Trump Atlantic City Funding
             II, as issuers, Trump Atlantic City Corporation, Trump Casino Services,
             L.L.C., Trump Communications, L.L.C., Plaza Associates and Trump Taj
             Mahal Associates as guarantors, and Donaldson, Lufkin & Jenrette
             Securities Corporation, as initial purchaser.
4.34(18)     Indenture, dated as of December 10, 1997, by and among Trump Atlantic City Associates and Trump Atlantic City Funding III, Inc., as issuers, Trump Atlantic City Corporation,
             Trump Casino Services, L.L.C., Trump Communications, L.L.C., Plaza Associates and
             Trump Taj Mahal Associates, as guarantors, and U.S. Bank National Association, as trustee.
4.35(15)     Registration Rights Agreement, dated as of December 10, 1997, by and among Trump Atlantic City Associates and Trump Atlantic City Funding
             III, as issuers, Trump Atlantic City Corporation, Trump Casino
             Services, L.L.C., Trump Communications, L.L.C., Plaza Associates and
             Trump Taj Mahal Associates, as guarantors, and Donaldson, Lufkin &
             Jenrette Securities Corporation, as initial purchaser.
4.36(18)     Indenture of Mortgage and Security Agreement dated as of December 10, 1997, by Plaza
             Associates as mortgagor and U.S. Bank National Association (as Collateral Agent) as
             mortgagee.
4.37(18)     Indenture of Mortgage and Security Agreement dated as of December 10,
             1997, by Trump Taj Mahal Associates as mortgagor and U.S. National
             Association (as Collateral Agent) as mortgagee.
4.38(18)     Assignment of Leases and Rents dated as of December 10, 1997, by Plaza Associates as assignor and U.S. Bank National Association (as Collateral Agent) as assignee.
4.39(18)     Assignment of Leases and Rents dated as of December 10, 1997, by Trump Taj Mahal
             Associates as assignor and U.S. Bank National Association (as Collateral Agent) as
             assignee.
10.1-10.6    Intentionally omitted.
10.7(6)      Employment Agreement between Plaza Associates and Barry Cregan.
10.8-10.2    Intentionally omitted.
10.28(1)     Option Agreement, dated as of February 2, 1993, between Donald J. Trump and Plaza
             Associates.
10.29        Intentionally omitted.
10.30(2)     Amended and Restated Services Agreement between Plaza Associates and Trump Plaza
             Management Corp.
10.31-10.    Intentionally omitted.
10.33(3)     Mortgage from Donald J. Trump, as nominee, to Albert Rothenberg and
             Robert Rothenberg, dated October 3, 1983.
10.34        Intentionally omitted.
10.35.1(3)   Mortgage from Plaza Associates to The Mutual Benefit Life Insurance Company, dated
             October 5, 1990.
10.35.2(3)   Collateral Assignment of Leases from Plaza Associates to The Mutual
             Benefit Life Insurance Company, dated October 5, 1990.
10.36-10.    Intentionally omitted.
10.38.1(5)   Employment Agreement between Plaza Associates and Nicholas L. Ribis.
10.38.2(9)   Employment Agreement between Trump Hotels & Casino Resorts Holdings, L.P. and exhibits).
10.39.1(5)   Severance Agreement between Plaza Associates and Robert M. Pickus.
10.39.2(1)   Employment Contract, dated July 7, 1995, between Trump Hotels & Casino Resorts
             Holdings, L.P. and Robert M. Pickus.
10.40(7)     Employment Agreement, dated as of February 7, 1995, between Plaza Associates and
             Kevin S. Smith.
10.41(7)     Employment Agreement between Plaza Associates and James A. Rigot.
10.42(7)     Option and Right of First Offer Agreement between Plaza Associates and Missouri
             Boardwalk Inc., dated June 24, 1993.
10.43(7)     Lease between Donald J. Trump and Missouri Boardwalk Inc., dated June 24, 1993.
10.44(7)     Sublease between Donald J. Trump and Missouri Boardwalk Inc., dated June 24, 1993.
10.45        Intentionally omitted.
10.46.1(9)   Executive Agreement among Donald J. Trump, Trump Hotels & Casino Resorts, Inc. and
             Trump Hotels & Casino Resorts Holdings, L.P.
10.46.2(1)   Amendment to Executive Agreement, dated as of May 16, 1996, by and among Donald J.
             Trump, Trump Hotels & Casino Resorts, Inc. and Trump Hotels & Casino Resorts
             Holdings, L.P.
10.46.3(2)   Second Amendment to Executive Agreement, dated October 2000, by and among Donald
             J. Trump, Trump Hotels & Casino Resorts, Inc. and Trump Hotels & Casino Resorts
             Holdings, L.P.
10.47.1(9)   1995 Stock Incentive Plan of Trump Hotels & Casino Resorts, Inc.
10.47.2(1)   Amendment No. 1 to Trump Hotels & Casino Resorts, Inc. 1995 Stock Incentive Plan.
10.50(8)     Acquisition Agreement, dated April 27, 1995, between Trump Oceanview, Inc. and The
             New Jersey Sports and Exposition Authority.
10.51.1(8)   Amended and Restated Partnership Agreement of Trump Hotels & Casino Resorts
             Holdings, L.P.
10.51.2(11)   Second Amended and Restated Agreement of Limited Partnership of Trump Hotels &
             Casino Resorts Holdings,
10.51.3(1)   Third Amended and Restated Agreement of Limited Partnership of Trump Hotels &
             Casino Resorts Holdings, L.P., dated as of October 7, 1996.
10.52.1(9)   Exchange and Registration Rights Agreement, dated June 12, 1995, between Trump Hotels
             & Casino Resorts, Inc. and Donald J. Trump.
10.52.2(11)   Amended and Restated Exchange and Registration Rights Agreement, dated April 17, 1996, among Trump Hotels & Casino Resorts, Inc., Donald J. Trump and Trump Casinos, Inc.
10.52.3(14)   Second Amended and Restated Exchange and Registration Rights Agreement among
             Donald J. Trump, Trump Casinos, Inc., Trump Casinos II, Inc. and Trump Hotels & Casino
             Resorts, Inc., dated as of October 7, 1996.
10.53.1(9)   Contribution Agreement, dated June 12, 1995, between Trump Hotels & Casino Resorts
             Holdings, L.P. and Donald J. Trump.
10.53.2(11)   1996 Contribution Agreement among Trump Hotels & Casino Resorts Holdings, L.P.,
             Donald J. Trump, THCR/LP Corporation (formerly known as TM/GP Corporation) and
             Trump Casinos, Inc. (formerly known as Trump Taj Mahal, Inc.).
10.54.1(9)   Trademark License Agreement, dated June 12, 1995, between Donald J. Trump and Trump
             Hotels & Casino Resorts, Inc.

10.54.2(11)  Amendment to Trademark License Agreement, dated April 17, 1996, between Donald J.
             Trump and Trump Hotels & Casino Resorts, Inc.
10.55.1(9)   Trademark Security Agreement, dated June 12, 1995, between Trump Hotels & Casino
             Resorts, Inc. and Donald J. Trump.
10.55.2(11)  Amendment to Trademark Security Agreement, dated April 17, 1996, between Donald J.
             Trump and Trump Hotels & Casino Resorts, Inc.
10.56(8)     Agreement of Sublease between Donald J. Trump and Time Warner Entertainment
             Company, L.P., as amended.
10.57-10.    Intentionally omitted.
10.59(10)    First Amended and Restated Operating Agreement of Buffington Harbor Riverboat, L.L.C.
             by and between Trump Indiana, Inc. and Barden-Davis Casinos, L.L.C., dated as of
             October 31, 1995.
10.60.1(10)  Loan and Security Agreement, by and between Debis Financial Services, Inc. and Trump
             Indiana, Inc., dated August 30, 1995.
10.60.2(10)  Amendment Agreement to Loan and Security Agreement, by and between Debis Financial
             Services, Inc. and Trump Indiana, Inc., dated as of October 25, 1995.
10.61(10)    Voting Agreement between Donald J. Trump and Trump Hotels & Casino Resorts, Inc.,
             dated January 8, 1996.
10.63(11)    Third Amended and Restated Partnership Agreement of Plaza Associates.
10.64(11)    Amended and Restated Partnership Agreement of Trump Atlantic City Associates.
10.65.1(13)  Services Agreement, dated as of July 8, 1996, among Plaza Associates, Trump Taj Mahal
             Associates and Trump Casino Services, L.L.C.
10.65.2(14)  Amended and Restated Services Agreement, dated as of October 23, 1996, by and among
             Plaza Associates, Trump Taj Mahal Associates, Trump's Castle Associates, L.P. and
             Trump Casino Services, L.L.C.
10.66(13)    Thermal Energy Service Agreement, dated as of June 30, 1996, by and between Atlantic
             Jersey Thermal Systems, Inc. and Trump Taj Mahal Associates.
10.67.1(14)  Amendment to the Second Amended and Restated Partnership Agreement of
             Trump's Castle Associates, dated as of October 7,1996.
10.67.2(14)  Third Amended and Restated Partnership Agreement of Trump's Castle Associates, L.P.,
             dated as of October 7, 1996.
10.68(14)    Registration Agreement among Donald J. Trump, Trump Casinos, Inc., Trump Casinos II,
             Inc., Trump Hotels & Casino Resorts, Inc. and Donaldson Lufkin & Jenrette, Inc., dated as of October 7, 1996.
10.69(14)    Thermal Energy Service Agreement, dated as of September 26, 1996, by and between
             Atlantic Jersey Thermal Systems, Inc. and Plaza Associates.
10.70(19)    Employment Agreement, dated May 3, 1996, between Trump Hotels & Casinos Resorts
             Holdings, L.P. and Joseph A. Fusco.
10.71(19)    Promissory Note of Nicholas L. Ribis in favor of Trump Hotels & Casino Resorts
             Holdings, L.P., dated December 4,1996.
10.72(20)    Second Amendment, dated August 4, 2000, of the Employment Agreement, dated March 6, 1998, between Mark A. Brown and Trump's Castle
             Associates, as assigned to Trump Taj Mahal Associates and amended effective as of January 3, 2000.
10.73(20)    Employment Agreement, dated April 17, 2000, between Robert M. Pickus and Trump
             Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump
             Atlantic City Associates.
10.74(20)    Employment Agreement, dated April 17, 2000, between Francis X. McCarthy, Jr. and
             Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and
             Trump Atlantic City Associates.
10.75(20)    Employment Agreement, dated April 17, 2000, between Joseph A. Fusco and Trump Hotels
             & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Atlantic
             City Associates.
10.76(20)    Employment Agreement, dated April 17, 2000, between John P. Burke and Trump Hotels
             & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Atlantic
             City Associates.
10.77(21)    Term Loan Agreement, dated March 30, 2001, between Trump Indiana, Inc. and Firstar Bank, N.A.
10.78(21)    First Preferred Ship Mortgage, dated April 18, 2001, by Trump Indiana, Inc. and Firstar Bank, N.A.
10.79(21)    Parking Lease, dated June 19, 2001, between Buffington Harbor Parking Associates, LLC, as lessor, and Trump Indiana, Inc., as lessee.
10.80        Agreement and Plan of Merger, dated as of December 27, 2000, between
             Trump Taj Mahal Associates and Trump Casino Services, L.L.C.
10.81        Loan Agreement, dated as of November 2, 2001, among THCR Management
             Services, LLC, TCW Leveraged Income Trust, L.P., TCW Leveraged Income
             Trust II, L.P. and TCW Leveraged Income Trust IV, L.P.
10.82        Indemnity Agreement, dated as of November 2, 2001, by THCR Enterprises LLC in favor of Donald J.
             Trump.
10.83        Guaranty, dated as of November 2, 2001, by Donald J. Trump in favor of certain lenders.

10.84 Subordination Agreement, dated as of October 17, 2001, by THCR Management Services, LLC in favor of certain lenders.
21.1 List of Subsidiaries of Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Hotels & Casino Resorts Funding, Inc.
99.1 Letter, dated March 29, 2002, from Trump Hotels & Casino Resorts, Inc. to the Securities and Exchange Commission pursuant to Temporary Note 3T to
      Article 3 of Regulation S-X.

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

(9) Incorporated herein by reference to the identically numbered Exhibit in the Quarterly Report on Form 10-Q of Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Hotels &Casino Resorts Funding, Inc. for the quarter ended June 30, 1995.

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

(19) Incorporated herein by reference to the identically numbered Exhibit to the Annual Report on Form 10-K of

      Trump Hotels & Casino Resorts, Inc. for the year ended December 31, 1996.

(20) Incorporated herein by reference to the identically numbered Exhibit to the Annual Report on Form 10-K of Trump Hotels & Casino Resorts, Inc. for the year ended December 31, 2000.

(21) Incorporated herein by reference to the identically numbered Exhibit to the Quarterly Report on Form 10-Q of Trump Hotels & Casino Resorts, Inc. for the quarter ended June 30, 2001.

(d) Financial Statement Schedules. See "Financial Statements and Supplementary Data; Index to Financial Statements and Financial Statement Schedules" for a list of the financial statement schedules included in this Annual Report.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TRUMP HOTELS & CASINO RESORTS, INC.

                             By: /s/ DONALD J. TRUMP
                                 -------------------
                                Donald J. Trump
                                Title: President and Chief Executive Officer
                                Date: March 29, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                           Title                       Date
         ---------                           -----                       ----
/S/ DONALD J. TRUMP            Chairman of the Board of Directors,    March 29, 2002
-------------------            President and Chief Executive Officer
Donald J. Trump                (principal executive officer)


/S/ FRANCIS X. MCCARTHY, JR.   Executive Vice President of Corporate  March 29, 2002
-----------------------------  Finance and Chief Financial Officer
Francis X. McCarthy, Jr.       (principal financial officer)


/S/ WALLACE B. ASKINS          Director                               March 29, 2002
---------------------
Wallace B. Askins


/S/ PETER M. RYAN              Director                               March 29, 2002
-----------------
Peter M. Ryan


/S/ DON M. THOMAS              Director                               March 29, 2002
-----------------
Don M. Thomas


/S/ ROBERT J. MCGUIRE          Director                               March 29, 2002
---------------------
Robert J. McGuire

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TRUMP HOTELS & CASINO
                                   RESORTS HOLDINGS, L.P.

                                   By: Trump Hotels & Casinos Resorts, Inc.,
                                          as General Partner

                                  By: /S/ DONALD J. TRUMP
                                  ----------------------------
                                  Donald J. Trump
                                  Title: President and Chief Executive Officer
                                  Date: March 29, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                           Title                      Date
         ---------                           -----                      ----
/S/ DONALD J. TRUMP            Chairman of the Board of Directors,    March 29, 2002
-------------------            President and Chief Executive Officer
Donald J. Trump                (principal executive officer)


/S/ FRANCIS X. MCCARTHY, JR.   Executive Vice President of Corporate  March 29, 2002
-----------------------------  Finance and Chief Financial Officer
Francis X. McCarthy, Jr.       (principal financial officer)


/S/ WALLACE B. ASKINS          Director                               March 29, 2002
---------------------
Wallace B. Askins


/S/ PETER M. RYAN              Director                               March 29, 2002
-----------------
Peter M. Ryan


/S/ DON M. THOMAS              Director                               March 29, 2002
-----------------
Don M. Thomas


/S/ ROBERT J. MCGUIRE          Director                               March 29, 2002
---------------------
Robert J. McGuire

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TRUMP HOTELS & CASINO RESORTS
                             FUNDING, INC.

                             By: /S/ DONALD J. TRUMP
                                 --------------------------
                                 Donald J. Trump
                                 Title: President and Chief Executive Officer
                                 Date: March 29, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                           Title                       Date
         ---------                           -----                       ----
/S/ DONALD J. TRUMP            Chairman of the Board of Directors,    March 29, 2002
-------------------            President and Chief Executive Officer
Donald J. Trump                (principal executive officer)


/S/ FRANCIS X. MCCARTHY, JR.   Executive Vice President of Corporate  March 29, 2002
-----------------------------  Finance and Chief Financial Officer
Francis X. McCarthy, Jr.       (principal financial officer)


/S/ WALLACE B. ASKINS          Director                               March 29, 2002
---------------------
Wallace B. Askins


/S/ PETER M. RYAN              Director                               March 29, 2002
-----------------
Peter M. Ryan


/S/ DON M. THOMAS              Director                               March 29, 2002
-----------------
Don M. Thomas


/S/ ROBERT J. MCGUIRE          Director                               March 29, 2002
---------------------
Robert J. McGuire

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                                    Page
Trump Hotels & Casino Resorts, Inc.
    Report of Independent Public Accountants ....................................................................... F-2
    Consolidated Balance Sheets as of December 31, 2000 and 2001.................................................... F-3
    Consolidated Statements of Operations for the years ended December 31, 1999, 2000 and 2001...................... F-4
    Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 2000 and 2001............ F-5
    Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001...................... F-6
Trump Hotels & Casino Resorts Holdings, L.P.
    Report of Independent Public Accountants ....................................................................... F-7
    Consolidated Balance Sheets as of December 31, 2000 and 2001 ................................................... F-8
    Consolidated Statements of Operations for the years ended December 31, 1999, 2000 and 2001...................... F-9
    Consolidated Statements of Partners' Capital for the years ended December 31, 1999, 2000 and 2001...............F-10
    Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001......................F-11
    Notes to Consolidated Financial Statements of Trump Hotels & Casino Resorts, Inc. and Trump Hotels  &
    Casino Resorts Holdings, L.P. ..................................................................................F-12
    Financial Statement Schedules
    Reports of Independent Public Accountants ...................................................................... S-1
    Schedule II--Trump Hotels & Casino Resorts, Inc. and Trump Hotels & Casino Resorts Holdings, L.P.
    Valuation and Qualifying Accounts for the years ended December 31, 1999, 2000 and 2001.......................... S-3

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump Hotels & Casino Resorts, Inc.:

We have audited the accompanying consolidated balance sheets of Trump Hotels & Casino Resorts, Inc. and subsidiaries (a Delaware corporation) as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the management of Trump Hotels & Casino Resorts, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trump Hotels & Casino Resorts, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                             ARTHUR ANDERSEN LLP

Roseland, New Jersey
March 13, 2002

                       TRUMP HOTELS & CASINO RESORTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 and 2001
                        (in thousands, except share data)

                                   ASSETS                                                       2000          2001
                                                                                            -----------    -----------
CURRENT ASSETS:
       Cash & cash equivalents ............................................................ $    95,429    $   119,173
       Trade receivables, net of allowances for doubtful accounts of $15,376 and
          $18,589, respectively (Note 2)                                                         42,498         42,454
       Accounts receivable, other (Note 2) ................................................      10,217          4,874
       Inventories ........................................................................      12,324         11,658
       Due from Affiliates (Note 7) .......................................................       2,687            215
       Prepaid expenses and other current assets ..........................................       9,941          9,120
                                                                                            -----------    -----------
               Total current assets .......................................................     173,096        187,494
                                                                                            -----------    -----------
INVESTMENT IN BUFFINGTON HARBOR, L.L.C. (Note 2) ..........................................      36,585         33,889
INVESTMENT IN TRUMP'S CASTLE PIK NOTES (Note 3) ...........................................      90,101        105,940
PROPERTY AND EQUIPMENT (Notes 2 and 3):
       Land and land improvements .........................................................     264,886        264,903
       Buildings and building improvements ................................................   1,699,499      1,716,224
       Riverboat ..........................................................................      33,581         33,960
       Furniture, fixtures and equipment ..................................................     298,881        327,240
       Leasehold improvements .............................................................       2,524         13,409
       Construction in progress ...........................................................      17,483         11,470
                                                                                            -----------    -----------
                                                                                              2,316,854      2,367,206
       Less--accumulated depreciation and amortization ....................................    (501,786)      (569,719)
                                                                                            -----------    -----------
               Net property and equipment .................................................   1,815,068      1,797,487
                                                                                            -----------    -----------
DEFERRED BOND AND LOAN ISSUANCE COSTS, net of accumulated amortization of
       $34,227 and $40,539, respectively (Note 2) .........................................      23,273         21,129
OTHER ASSETS (Note 2) .....................................................................      61,190         73,727
                                                                                            -----------    -----------
               Total assets ............................................................... $ 2,199,313    $ 2,219,666
                                                                                            ===========    ===========
                                  LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt (Note 3) ......................................... $    27,021    $    20,218
    Accounts payable ......................................................................      55,351         56,603
    Accrued payroll .......................................................................      29,630         25,841
    Accrued interest payable ..............................................................      29,967         38,580
    Due to affiliates (Note 7) ............................................................         162            232
    Other accrued expenses ................................................................      35,261         31,617
    Self insurance reserves (Note 5) ......................................................      11,968          8,882
    Other current liabilities .............................................................      15,429         21,099
                                                                                            -----------    -----------
          Total current liabilities .......................................................     204,789        203,072
NON-CURRENT LIABILITIES:
    Long-term debt, net of current maturities (Note 3) ....................................   1,827,023      1,881,636
    Other long-term liabilities ...........................................................      25,455         33,191
                                                                                            -----------    -----------
          Total liabilities ...............................................................   2,057,267      2,117,899
                                                                                            -----------    -----------
MINORITY INTEREST .........................................................................      26,897         12,304
COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)
STOCKHOLDERS' EQUITY
    Preferred Stock, $1.00 par value, 1,000,000 shares authorized, none issued
       and outstanding in 1999 and 2000, respectively .....................................          --             --
    Common Stock, $.01 par value, 75,000,000 shares authorized, 24,206,756
       issued; 22,010,027 outstanding in 2000 and 2001 respectively .......................         242            242
    Class B Common Stock, $.01 par value, 1,000 shares authorized, issued and
       outstanding in 2000 and 2001, respectively .........................................          --             --
    Additional paid-in capital ............................................................     455,645        455,645
    Accumulated deficit ...................................................................    (320,538)      (345,850)
    Accumulated other comprehensive loss (Note 3) .........................................          --           (374)
    Less--treasury stock,  2,196,729 shares of THCR common stock at cost (Note 5) .........     (20,200)       (20,200)
                                                                                            -----------    -----------
          Total stockholders' equity ......................................................     115,149         89,463
                                                                                            -----------    -----------
          Total liabilities & stockholders' equity ........................................ $ 2,199,313    $ 2,219,666
                                                                                            ===========    ===========

  The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                       TRUMP HOTELS & CASINO RESORTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 and 2001
                       (in thousands, except share data)

                                                                        1999                 2000                 2001
                                                                   ---------------     ----------------     ----------------
REVENUES:
       Gaming (Note 2)............................................$     1,275,829    $       1,245,014    $        1,239,530
       Rooms .....................................................         93,491               81,411                82,109
       Food and beverage .........................................        144,103              136,492               130,854
       Other (Note 11)............................................         62,460               40,756                37,800
                                                                   ---------------     ----------------     ----------------
              Gross revenues .....................................      1,575,883            1,503,673             1,490,293
       Less--Promotional allowances  (Note 2).....................        302,925)            (289,906)             (286,904)
                                                                   ---------------     ----------------     ----------------
              Net Revenues .......................................      1,272,958            1,213,767             1,203,389
                                                                   ---------------     ----------------     ----------------
COSTS AND EXPENSES:
       Gaming (Note 2)............................................        670,350              632,406               615,843
       Rooms......................................................         34,916               31,843                30,689
       Food and beverage .........................................         53,340               46,329                44,540
       General and administrative ................................        292,288              282,194               258,953
       Depreciation and amortization .............................         83,323               77,231                73,870
       Trump World's Fair closing (Note 12).......................        123,959                  814                   --
                                                                   ---------------     ----------------     ----------------
                                                                        1,258,176            1,070,817             1,023,895
                                                                   ---------------     ----------------     ----------------
              Income from operations .............................         14,782              142,950               179,494
                                                                   ---------------     ----------------     ----------------
NON-OPERATING INCOME AND (EXPENSE): (Note 4)
       Interest income............................................          7,102                7,327                 3,772
       Interest expense ..........................................       (222,668)            (220,217)             (220,633)
       Other non-operating expense, net ..........................         (1,501)               ( 653)                  270
                                                                   ---------------     ----------------     ----------------
                                                                         (217,067)            (213,543)             (216,591)
                                                                   ---------------     ----------------     ----------------
    Loss before equity in loss from Buffington Harbor, L.L.C., minority interest, cumulative effect of change in
        accounting principle, and extraordinary item .................   (202,285)             (70,593)              (37,097)
    Equity in loss from Buffington Harbor, L.L.C..................         (3,008)              (3,134)               (2,808)
    Minority interest ............................................         75,076               26,962                14,593
    Cumulative effect of change in accounting principle,
        net of minority interest (Note 2) ........................         (3,565)                   --                   --
    Extraordinary gain, net of minority interest (Note 3).........              --               9,453                    --
                                                                   ---------------     ----------------     ----------------
    Net Loss .....................................................$      (133,782)    $        (37,312)    $         (25,312)
                                                                   ===============     ================     ================
SHARE DATA:
    Basic and diluted loss per share before cumulative effect
        of change in accounting principle and extraordinary item  $         (5.87)    $          (2.12)    $           (1.15)
    Cumulative effect of change in accounting principle...........           (.16)                   --                   --
    Extraordinary item............................................              --                 .43                   --
                                                                   ---------------     ----------------     ----------------
    Basic and diluted loss per share .............................$         (6.03)    $          (1.69)    $           (1.15)
                                                                   ===============     ================     ================
    Weighted average number of shares outstanding ................      22,178,878          22,041,048            22,010,027
                                                                   ===============     ================     ================

  The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                       TRUMP HOTELS & CASINO RESORTS, INC.
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 and 2001
                       (in thousands, except share data)

                                                                                         Accumulated
                                                      Common  Additional                    Other
                                                      Stock    Paid In      Accumulated Comprehensive    Treasury     Stockholders
                                                      Amount    Capital       Deficit       Loss          Stock         Equity
                                                     -------  -----------  ------------ -----------   ------------   -------------
Balance, December 31, 1998 ......................    $   242  $   455,645  $  (149,444)  $       --   $    (19,535)   $   286,908

Purchase of treasury stock, 116,000 shares of
    THCR Common Stock, at cost ..................         --           --            --          --           (462)          (462)
Net Loss ........................................         --           --     (133,782)          --              --      (133,782)
                                                      ------- -----------  ------------  ----------   -------------   ------------
Balance, December 31, 1999 ......................        242      455,645     (283,226)          --        (19,997)       152,664

Receipt of treasury stock, 69,229 shares of
    THCR Common Stock in satisfaction of
    debt ........................................         --           --            --          --           (203)          (203)
Net Loss ........................................         --           --      (37,312)          --              --       (37,312)
                                                      ------- -----------  ------------  ----------   -------------   ------------
Balance, December 31, 2000 ......................        242      455,645     (320,538)          --        (20,200)       115,149

Net Loss ........................................         --           --      (25,312)          --              --       (25,312)
Change in value of interest rate swap
     (Note 3) ...................................         --           --            --       (374)              --          (374)
                                                                                                                      ------------
    Total comprehensive loss ....................                                                                         (25,686)
                                                      ------- -----------  ------------  ----------   -------------   ------------
Balance, December 31, 2001                            $   242 $   455,645  $  (345,850)  $    (374)   $    (20,200)   $    89,463
                                                      ======= ===========  ============  ==========   =============   ============

At December 31, 1998, 1999, 2000 and 2001, there were 24,206,756 shares of
Common Stock issued and 1,000 shares of Class B Common Stock issued.

  The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                       TRUMP HOTELS & CASINO RESORTS, INC.
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 and 2001
                       (in thousands, except share data)

                                                                                         Accumulated
                                                      Common  Additional                    Other
                                                      Stock    Paid In      Accumulated Comprehensive    Treasury     Stockholders
                                                      Amount    Capital       Deficit       Loss          Stock         Equity
                                                     -------  -----------  ------------ -----------   ------------   -------------
Balance, December 31, 1998 ......................    $   242  $   455,645  $  (149,444)  $       --   $    (19,535)   $   286,908

Purchase of treasury stock, 116,000 shares of
    THCR Common Stock, at cost ..................         --           --            --          --           (462)          (462)
Net Loss ........................................         --           --     (133,782)          --              --      (133,782)
                                                      ------- -----------  ------------  ----------   -------------   ------------
Balance, December 31, 1999 ......................        242      455,645     (283,226)          --        (19,997)       152,664

Receipt of treasury stock, 69,229 shares of
    THCR Common Stock in satisfaction of
    debt ........................................         --           --            --          --           (203)          (203)
Net Loss ........................................         --           --      (37,312)          --              --       (37,312)
                                                      ------- -----------  ------------  ----------   -------------   ------------
Balance, December 31, 2000 ......................        242      455,645     (320,538)          --        (20,200)       115,149

Net Loss ........................................         --           --      (25,312)          --              --       (25,312)
Change in value of interest rate swap
     (Note 3) ...................................         --           --            --       (374)              --          (374)
                                                                                                                      ------------
    Total comprehensive loss ....................                                                                         (25,686)
                                                      ------- -----------  ------------  ----------   -------------   ------------
Balance, December 31, 2001                            $   242 $   455,645  $  (345,850)  $    (374)   $    (20,200)   $    89,463
                                                      ======= ===========  ============  ==========   =============   ============

At December 31, 1998, 1999, 2000 and 2001, there were 24,206,756 shares of
Common Stock issued and 1,000 shares of Class B Common Stock issued.

  The accompanying notes to financial statements are an integral part of these consolidated financial statements.

                       TRUMP HOTELS & CASINO RESORTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                                 (in thousands)

                                                                           1999           2000              2001
                                                                      -------------  --------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss .......................................................$     (133,782)  $     ( 37,312)  $       (25,312)
    Adjustments to reconcile net loss to net cash flows provided by operating activities:
       Non Cash Charges:
           Issuance of debt in satisfaction of accrued interest ......      13,281           15,188            17,368
           Interest income Castle-PIK notes ........................       (12,113)         (13,851)          (15,839)
           Extraordinary gain, net of minority interest ............            --           (9,453)               --
           Cumulative effect of accounting change ..................         3,565               --                --
           Depreciation and amortization ...........................        83,323           77,231            73,870
           Minority interest in net loss ...........................       (75,076)         (26,962)          (14,593)
           Accretion of discount on mortgage notes and
                amortization of loan costs .........................        12,203           12,028            12,833
           Provisions for losses on receivables ....................        25,434            6,857             7,490
           Equity in loss of Buffington Harbor L.L.C. ..............         3,008            3,134             2,808
           Valuation allowance of CRDA investments and
                amortization of Indiana gaming costs ...............         9,414           14,275             6,237
           (Gain) loss on disposition of fixed assets ..............          (460)           1,509              (448)
           Gain on property received upon lease termination ........       (17,200)              --                --
           Write-off net book value of Trump World's Fair ..........        97,221               --                --
           Increase in receivables .................................        (2,231)         (11,791)           (2,103)
           (Increase) decrease in inventories ......................          (257)             736               665
           (Increase) decrease in due from affiliates ..............          (269)          24,640             2,542
           Decrease (increase) in other current assets .............         4,719           (1,166)            1,154
           Decrease (increase) in other assets .....................         5,203           (2,136)           (8,242)
           Increase (decrease) in accounts payable, accrued
                expenses, and other current liabilities ............        27,830            1,291            (6,047)
           (Decrease) increase in accrued interest payable .........           (78)            (334)            8,613
           (Decrease) increase  in other long-term liabilities .....            (6)              17            (7,172)
                                                                      ------------   --------------   ---------------
               Net cash flows provided by operating activities .....        43,729           53,901            53,824
                                                                      ------------   --------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment, net ........................       (31,671)         (20,742)          (14,854)
    Restricted cash ................................................         2,523               --                --
    Purchase of CRDA investments, net ..............................       (14,328)         (14,208)          (14,045)
    Investment in Buffington Harbor L.L.C. .........................          (428)          (1,534)             (112)
    Proceeds from disposition of property ..........................         4,502               --                --
                                                                      ------------   --------------   ---------------
              Net cash flows used in investing activities ..........       (39,402)         (36,484)          (29,011)
                                                                      ------------   --------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock .....................................          (462)              --               --
    Debt issuance costs ............................................            --             (301)           (4,168)
    Debt payments ..................................................       (14,596)         (33,691)          (35,401)
    Proceeds from borrowings .......................................            --            7,978            38,500
                                                                      ------------   --------------   ---------------
              Net cash flows used in financing activities ..........       (15,058)         (26,014)           (1,069)
                                                                      ------------   --------------   ---------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...............       (10,731)          (8,597)           23,744
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...................       114,757          104,026            95,429
                                                                      ------------   --------------   ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................... $     104,026   $       95,429   $       119,173
                                                                      ============   ==============   ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for interest......................... $     209,699   $      209,166   $       197,324
     Equipment purchased under capital leases.......................        14,275            8,315            20,446
     Receipt of THCR Common Stock in satisfaction of debt...........            --              203                --
     Accumulated other comprehensive loss ..........................            --               --               374

         The accompanying notes to financial statements are an integral part of these consolidated financial statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump Hotels & Casino Resorts Holdings, L.P.:

      We have audited the accompanying consolidated balance sheets of Trump Hotels & Casino Resorts Holdings, L.P. and subsidiaries (a Delaware limited partnership) as of December 31, 2000 and 2001, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the management of Trump Hotels & Casino Resorts Holdings, L.P. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trump Hotels & Casino Resorts Holdings, L.P. as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                             ARTHUR ANDERSEN LLP

Roseland, New Jersey
March 13, 2002

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 and 2001
                                 (in thousands)

                                        ASSETS                                             2000          2001
                                                                                        -----------   -----------
CURRENT ASSETS:
    Cash & cash equivalents ..........................................................  $    95,425   $   119,169
    Trade receivables, net of allowances for doubtful accounts of $15,376 and $18,589,
       respectively (Note 2) .........................................................       42,498        42,454
    Accounts receivable, other (Note 2) ..............................................       10,217         4,874
    Inventories ......................................................................       12,324        11,658
    Due from affiliates (Note 7) .....................................................        2,687           215
    Prepaid expenses and other current assets ........................................        9,941         9,120
                                                                                        -----------   -----------
          Total current assets .......................................................      173,092       187,490
                                                                                        -----------   -----------
INVESTMENT IN BUFFINGTON HARBOR L.L.C. (Note 2) ......................................       36,585        33,889
INVESTMENT IN TRUMP'S CASTLE PIK NOTES (Note 3) ......................................       90,101       105,940
PROPERTY AND EQUIPMENT (Notes 2 and 3):
    Land and land improvements .......................................................      264,886       264,903
    Buildings and building improvements ..............................................    1,699,499     1,716,224
    Riverboat ........................................................................       33,581        33,960
    Furniture, fixtures and equipment ................................................      298,881       327,240
    Leasehold improvements ...........................................................        2,524        13,409
    Construction in progress .........................................................       17,483        11,470
                                                                                        -----------   -----------
                                                                                          2,316,854     2,367,206
    Less--accumulated depreciation and amortization ..................................     (501,786)     (569,719)
                                                                                        -----------   -----------
          Net property and equipment .................................................    1,815,068     1,797,487
                                                                                        -----------   -----------
DEFERRED BOND AND LOAN ISSUANCE COSTS, net of accumulated amortization of $34,227 and
    $40,539, respectively (Note 2) ...................................................       23,273        21,129
OTHER ASSETS (Note 2) ................................................................       61,190        73,727
                                                                                        -----------   -----------
          Total assets ...............................................................  $ 2,199,309     2,219,662
                                                                                        ===========   ===========
                                  LIABILITIES & PARTNERS' CAPITAL
CURRENT LIABILITIES:
    Current maturities of long-term debt (Note 3) ....................................  $    27,021   $    20,218
    Accounts payable .................................................................       55,351        56,603
    Accrued payroll ..................................................................       29,630        25,841
    Accrued interest payable .........................................................       29,967        38,580
    Due to affiliates (Note 7) .......................................................          162           232
    Other accrued expenses ...........................................................       35,261        31,617
    Self insurance reserves (Note 5) .................................................       11,968         8,882
    Other current liabilities ........................................................       15,429        21,099
                                                                                        -----------   -----------
          Total current liabilities ..................................................      204,789       203,072
NON-CURRENT LIABILITIES:
    Long-term debt, net of current maturities (Note 3) ...............................    1,827,023     1,881,636
    Other long-term liabilities ......................................................       25,455        33,191
                                                                                        -----------   -----------
          Total liabilities ..........................................................    2,057,267     2,117,899
                                                                                        -----------   -----------
COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)
PARTNERS' CAPITAL
    Partners' capital ................................................................      652,503       652,503
    Accumulated deficit ..............................................................     (490,261)     (530,166)
    Accumulated other comprehensive loss (Note 3) ....................................           --          (374)
    Less--stock of THCR ..............................................................      (20,200)      (20,200)
                                                                                        -----------   -----------
          Total partners' capital ....................................................      142,042       101,763
                                                                                        -----------   -----------
          Total liabilities & partners' capital ......................................  $ 2,199,309   $ 2,219,662
                                                                                        ===========   ===========

         The accompanying notes to financial statements are an integral part of these consolidated balance sheets

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 and 2001
                                 (in thousands)

                                                                                  1999          2000          2001
REVENUES:
       Gaming (Note 2) .....................................................  $ 1,275,829   $ 1,245,014   $ 1,239,530
       Rooms ...............................................................       93,491        81,411        82,109
       Food and beverage ...................................................      144,103       136,492       130,854
       Other (Note 11) .....................................................       62,460        40,756        37,800
                                                                              -----------   -----------   -----------
              Gross revenues ...............................................    1,575,883     1,503,673     1,490,293
       Less--Promotional allowances (Note 2) ...............................     (302,925)     (289,906)     (286,904)
                                                                              -----------   -----------   -----------
              Net revenues .................................................    1,272,958     1,213,767     1,203,389
                                                                              -----------   -----------   -----------
COSTS AND EXPENSES:
       Gaming (Note2) ......................................................      670,350       632,406       615,843
       Rooms ...............................................................       34,916        31,843        30,689
       Food and beverage ...................................................       53,340        46,329        44,540
       General and administrative ..........................................      292,288       282,194       258,953
       Depreciation and amortization .......................................       83,323        77,231        73,870
       Trump World's Fair closing (Note 12) ................................      123,959           814            --
                                                                              -----------   -----------   -----------
                                                                                1,258,176     1,070,817     1,023,895
                                                                              -----------   -----------   -----------
              Income from operations .......................................       14,782       142,950       179,494
                                                                              -----------   -----------   -----------
NON-OPERATING INCOME (EXPENSE): (NOTE 4)
       Interest income .....................................................        7,102         7,327         3,772
       Interest expense ....................................................     (222,668)     (220,217)     (220,633)
       Other non-operating expense, net ....................................       (1,501)         (653)          270
                                                                              -----------   -----------   -----------
                                                                                 (217,067)     (213,543)     (216,591)
                                                                              -----------   -----------   -----------
       Loss before equity in loss from Buffington Harbor, L.L.C., cumulative
           effect of change in accounting principle and extraordinary item .     (202,285)      (70,593)      (37,097)
       Equity in loss from Buffington Harbor, L.L.C. .......................       (3,008)       (3,134)       (2,808)
       Cumulative effect of change in accounting principle (Note 2) ........       (5,620)           --            --
       Extraordinary item (Note 3) .........................................           --        14,903            --
                                                                              -----------   -----------   -----------
       Net Loss ............................................................  $  (210,913)  $   (58,824)  $   (39,905)
                                                                              ===========   ===========   ===========

         The accompanying notes to financial statements are an integral part of these consolidated financial statements

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 and 2000
                                 (in thousands)

                                                                                       Accumulated
                                                                                          Other          THCR
                                                             Partners'   Accumulated  Comprehensive     Common
                                                              Capital       Deficit        Loss          Stock            Total
                                                             ---------   -----------   -----------   --------------   -------------
Balance, December 31, 1998 ................................ $  652,503  $  (220,524)  $         --  $      (19,535)  $      412,444

Purchase of 116,000 shares of THCR Common Stock, at cost ..         --            --            --            (462)            (462)
Net Loss ..................................................         --     (210,913)            --               --        (210,913)
                                                             ---------   -----------   -----------   --------------   -------------
Balance, December 31, 1999 ................................    652,503     (431,437)            --         (19,997)         201,069

Receipt of 69,229 shares of THCR Common Stock in                                                --
    satisfaction of debt (Note 5) .........................         --            --                          (203)            (203)
Net Loss ..................................................         --      (58,824)            --               --         (58,824)
                                                             ---------   -----------   -----------   --------------   -------------
Balance, December 31, 2000 ................................    652,503     (490,261)            --         (20,200)         142,042

Net Loss ..................................................         --      (39,905)            --               --         (39,905)
Change in value of interest rate swap (Note 3) ............         --            --          (374)              --            (374)
                                                                                                                       -------------
    Total comprehensive loss ..............................         --            --            --               --         (40,279)
                                                             ---------   -----------   -----------   --------------   -------------
Balance, December 31, 2001 ................................ $  652,503  $  (530,166)  $       (374)  $      (20,200)  $     101,763
                                                             =========   ===========   ===========   ==============   =============


         The accompanying notes to financial statements are an integral part of these consolidated financial statements

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                                 (in thousands)

                                                                                                    1999        2000        2001
                                                                                                 ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss..................................................................................$   (210,913)  $ (58,824)  $ (39,905)
    Adjustments to reconcile net loss to net cash flows provided by operating activities:
       Non Cash Charges:
          Issuance of debt in satisfaction of accrued interest ................................     13,281      15,188      17,368
          Interest income Castle-PIK notes ....................................................    (12,113)    (13,851)    (15,839)
          Extraordinary gain ..................................................................         --     (14,903)         --
          Cumulative effect of accounting change ..............................................      5,620          --          --
          Depreciation and amortization .......................................................     83,323      77,231      73,870
          Accretion of discount on mortgage notes and amortization of loan costs ..............     12,203      12,028      12,833
          Provisions for losses on receivables ................................................     25,434       6,857       7,490
          Equity in loss of Buffington Harbor L.L.C. ..........................................      3,008       3,134       2,808
          Valuation allowance of CRDA investments and amortization of Indiana gaming costs ....      9,414      14,275       6,237
          (Gain) loss on disposition of fixed assets ..........................................       (460)      1,509        (448)
          Gain on property received upon lease termination ....................................    (17,200)         --          --
          Write-off net book value of Trump World's Fair ......................................     97,221          --          --
          Increase in receivables .............................................................     (2,231)    (11,791)     (2,103)
          (Increase) decrease in inventories ..................................................       (257)        736         665
          (Increase) decrease in due from affiliates ..........................................       (269)     24,640       2,542
          Decrease (increase) in other current assets .........................................      4,719      (1,166)      1,154
          Decrease (increase) in other assets .................................................      5,203      (2,136)     (8,242)
          Increase (decrease) in accounts payable, accrued expenses, and other
                current liabilities ...........................................................     27,830       1,291      (6,047)
          (Decrease) increase in accrued interest payable .....................................        (78)       (334)      8,613
          (Decrease) increase in other long-term liabilities ..................................         (6)         17      (7,172)
                                                                                                 ---------   ---------   ---------
              Net cash flows provided by operating activities .................................     43,729      53,901      53,824
                                                                                                 ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment, net ...................................................    (31,671)    (20,742)    (14,854)
    Restricted cash ...........................................................................      2,523          --          --
    Purchase of CRDA investments, net .........................................................    (14,328)    (14,208)    (14,045)
    Investment in Buffington Harbor L.L.C. .......................................................    (428)     (1,534)       (112)
    Proceeds from disposition of property .....................................................      4,502          --          --
                                                                                                 ---------   ---------   ---------
              Net cash flows used in investing activities .....................................    (39,402)    (36,484)    (29,011)
                                                                                                 ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of THCR Common Stock .............................................................       (462)         --          --
    Debt issuance costs .......................................................................         --        (301)     (4,168)
    Debt payments .............................................................................    (14,596)    (33,691)    (35,401)
    Proceeds from borrowings ..................................................................         --       7,978      38,500
                                                                                                 ---------   ---------   ---------
              Net cash flows provided by used in financing activities .........................    (15,058)    (26,014)     (1,069)
                                                                                                 ---------   ---------   ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ..........................................    (10,731)     (8,597)     23,744
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..............................................    114,753     104,022      95,425
                                                                                                 ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................................................  $ 104,022   $  95,425   $ 119,169
                                                                                                 =========   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for interest ....................................................  $ 209,699   $ 209,166   $ 197,324
    Equipment purchased under capital leases ..................................................     14,275       8,315      20,446
    Receipt of THCR Common Stock in satisfaction of debt ......................................         --         203          --
    Accumulated other comprehensive loss ......................................................         --          --         374

         The accompanying notes to financial statements are an integral part of these consolidated financial statements

                       TRUMP HOTELS & CASINO RESORTS, INC.
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(1)   Organization and Operations

      The accompanying consolidated financial statements include those of Trump Hotels & Casino Resorts, Inc. ("THCR"), a Delaware corporation, and Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings"), and Subsidiaries. THCR Holdings is an entity which is currently owned approximately 63.4% by THCR as both a general and limited partner, and approximately 36.6% by Donald J. Trump ("Trump"), as a limited partner. Trump's limited partnership interest in THCR Holdings represents his economic interests in the assets and operations of THCR Holdings. Such limited partnership interest is convertible at Trump's option into 13,918,723 shares of THCR's common stock, par value $.01 per share (the "THCR Common Stock") (subject to certain adjustments), and if converted, would give Mr. Trump ownership of 42.9% of the THCR Common Stock (including his current share ownership) or 44.4% (assuming currently exercisable options held by Mr. Trump were exercised). Accordingly, the accompanying consolidated financial statements include those of (i) THCR and its 63.4% owned subsidiary, THCR Holdings, and (ii) THCR Holdings and its wholly owned subsidiaries:

      .     Trump Atlantic City Associates ("Trump AC") and its subsidiaries:
            Trump Plaza Associates ("Plaza Associates"), Trump Taj Mahal Associates ("Taj Associates"), Trump Atlantic City Funding, Inc. ("Trump AC Funding"), Trump Atlantic City Funding II, Inc. ("Trump AC Funding II"), Trump Atlantic City Funding III, Inc. ("Trump AC III"), Trump Atlantic City Corporation ("TACC"), and Trump Casino Services, L.L.C. ("Trump Services"),which discontinued operations on December 31,2000. Plaza Associates owns and operates the Trump Plaza Hotel and Casino ("Trump Plaza") located in Atlantic City, New Jersey. Taj Associates owns and operates the Trump Taj Mahal Casino Resort (the "Taj Mahal"), located in Atlantic City, New Jersey. Taj Associates was acquired on April 17, 1996.

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

      .     Trump Hotels & Casino Resorts Funding, Inc. ("THCR Funding").

      .     THCR Enterprises, LLC ("THCR Enterprises")

      . THCR Management Services, L.L.C. ("THCR Management") will be the manager of Trump 29 Casino.

      THCR, THCR Holdings and THCR Funding have no operations and their ability to service their debt is dependent on the successful operations of Trump AC, Trump Indiana and Castle Associates. THCR, through THCR Holdings and its subsidiaries, is the exclusive vehicle through which Trump engages in new gaming activities in emerging or established gaming jurisdictions.

      As discussed in Note 3, THCR and its subsidiaries are seeking to refinance or modify their respective public debt issues as shown in the accompanying Consolidated Statements of Cash Flows, THCR has consistently generated sufficient cash for debt service and operating requirements. Management believes that, based upon its cash flow forecast for 2002, THCR and its consolidated subsidiaries will have sufficient cash flows to meet their respective debt service and operating requirements throughout 2002.

      All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

                       TRUMP HOTELS & CASINO RESORTS, INC.
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

      Revenue Recognition

      Gaming revenues represent the net win from gaming activities, which is the difference between amounts wagered and amounts won by patrons. Revenue from hotel and other services are recognized at the time the related service is performed.

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

      Promotional Allowances

      The retail value of accommodations, food, beverage and other services provided to customers without charge is included in gross revenue and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in gaming costs and expenses as follows:

                                 Year Ended         Year Ended            Year Ended
                             December 31, 1999   December 31, 2000     December 31,2001
                            ------------------   -----------------    ------------------
Rooms...................    $       29,816,000   $      29,094,000    $       29,703,000
Food and beverage.......            78,211,000          80,984,000            78,452,000
Other...................            18,931,000          12,263,000             8,972,000
                            ------------------   -----------------    ------------------
                            $      126,958,000   $     122,341,000    $      117,127,000
                            ==================   =================    ==================

      Inventories

      Inventories of provisions and supplies are carried at the lower of cost (weighted average) or market.

      Property and Equipment

      Property and equipment is carried at cost and is depreciated on the straight-line method using rates based on the following estimated useful lives:


       Buildings and building improvements........              40 years
       Riverboat..................................              30 years
       Furniture, fixtures and equipment..........            3-10 years
       Leasehold improvements.....................            4-40 years

      Interest associated with borrowings used to finance construction projects has been capitalized and is being amortized over the estimated useful lives of the assets. Interest of approximately $378,000 was capitalized in 1999. No interest was capitalized in 2000 and 2001.

                       TRUMP HOTELS & CASINO RESORTS, INC.
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

      In September 2000, Buffington Harbor Parking Associates ("BHPA") was formed as a 50/50 joint venture between Trump Indiana and an affiliate of Barden for the purpose of constructing and operating a parking garage. The estimated cost of the parking garage, including the land, is approximately $25,000,000.

      BHPA separately leases the parking garage to each of (i) Trump Indiana pursuant to a parking lease, dated June 19, 2001 (the "Trump Indiana Garage Lease"), and (ii) Barden under a substantially identical lease agreement. The term of the Trump Indiana Garage Lease is until December 31, 2018. The initial rent installment, paid by Trump Indiana upon the execution of the Trump Indiana Garage Lease, was approximately $8.4 million. In addition, Trump Indiana is obligated to pay BHPA a monthly rent equal to (i) 50% of BHPA's debt service on the $17.1 million financing (the "Financing") to build the parking garage and
(ii) 50% of any construction costs incurred by BHPA in excess of the net proceeds of the Financing. In the event either party defaults on its rental obligation under its garage lease with BHPA, the other party will be obligated to pay rent in an amount sufficient to satisfy 100% of BHPA's debt service obligations on the Financing.

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

      The accompanying financial statements do not include a provision for federal income taxes since (i) THCR has net operating loss carryforwards of approximately $325,000,000 for which a valuation allowance has been provided due to the uncertainty of its realization, (ii) Plaza Associates', Taj Associates' and Castle Associates' income or losses are allocated to the partners and are reportable for federal income tax purposes by the partners, and (iii) Trump Indiana, which is a C Corporation, had no taxable income for financial reporting purposes for the year ended December 31, 2000. For the year ended December 31, 2001, Trump Indiana had taxable income for financial reporting purposes of $7,039,000, for which a $150,000 provision for income taxes has been provided, and which is included in "Other non-operating expense, net" of the Consolidated Statements of Operations.

      Under the New Jersey Casino Control Act (the "Casino Control Act"), Plaza Associates, Taj Associates and Castle Associates are required to file a New Jersey corporation business tax return. As of December 31, 2001, Plaza Associates, Taj Associates and Castle Associates had net operating loss carryforwards of approximately $191,300,000, $118,900,000 and $115,000,000 respectively, for New Jersey State Income Tax purposes. No tax benefits have been reflected in the accompanying financial statements for Plaza Associates', Taj Associates' and Castle Associates' operating loss carryforwards as utilization of such carryforwards is not considered to be likely.

      Statements of Cash Flows

      For purposes of the statements of cash flows, cash and cash equivalents include hotel and casino funds, funds on deposit with banks and temporary investments purchased with a maturity of three months or less.

                       TRUMP HOTELS & CASINO RESORTS, INC.
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

      Recent Accounting Pronouncements

      In January 2001, the Emerging Issues Task Force ("EITF") reached a consensus on certain issues within Issue No. 00-22, "Accounting for Points' and Certain Other Time Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future" ("EITF 00-22"). Application of EITF 00-22 is required for interim and annual periods ending after February 15, 2001. EITF 00-22 requires volume-based cash rebates to be classified as a reduction of revenue. Accordingly, such rebates of $138,235,000, $137,606,000 and $136,902,000 in 1999, 2000 and 2001, respectively, have been classified as promotional allowances. THCR previously classified these expenditures as a gaming expense. Prior period amounts have been reclassified to conform with the current presentation.

      In July 2001, the FASB issued Statement No. 141 "Business Combinations" ("SFAS 141") and Statement No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. THCR does not believe that the provisions of SFAS 141 and SFAS 142 will have a material effect on THCR's financial position or results of operations.

      Also in July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002. THCR's management does not expect the adoption of SFAS No. 143 to have a material impact on THCR's financial results.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets". This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard is effective for fiscal years beginning after June 15, 2002. THCR's management does not expect the adoption of SFAS No. 144 to have a material impact on THCR's financial results.

      In November 2001, the EITF reached a consensus on Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-09"). For a sales incentive offered voluntarily by a vendor to its patrons, EITF 01-09 requires the vendor to recognize the cost of the sales incentive at the later of the date at which the related revenue is recorded by the vendor, or the date at which the sales incentive is offered. Accordingly, at December 31, 2001, THCR has accrued for the expected cost of certain cash incentives offered to casino patrons based on their past levels of play. Application of EITF 01-09 is required in annual or interim financial statements for periods beginning after December 15, 2001. THCR elected to adopt EITF 01-09 in the quarter ended December 31, 2001. The adoption of EITF 01-09 did not have a material impact on THCR's financial results.

      Deferred Financing Costs

      Deferred financing costs associated with the issuance of debt are being amortized using the effective interest method over the terms of the related debt. During 2001, additional financing costs were incurred by THCR Management and Trump Indiana of $2,250,000 and $1,918,000, respectively.

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

                       TRUMP HOTELS & CASINO RESORTS, INC.
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

      Other Assets

      Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City. As of December 31, 2000 and 2001, other assets include $8,014,000, which Plaza Associates believes will be recoverable on the settlement of the appeal.

      Minority Interest

      Minority interest represents the approximate 37% interest held by Trump (See Note 1). THCR expects that the remaining $12,304,000 in minority interest will be offset by operating losses in Fiscal 2002. Thereafter, THCR's operating losses will no longer be reduced by minority interest.

      Reclassifications

      Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

(3)   Long-Term Debt

      Long-term debt consists of the following:

                                                                                          December 31, 2000   December 31, 2001
                                                                                          -----------------   -----------------
Trump AC Funding 11 1/4% First Mortgage Notes, due 2006 (a)...............................$   1,200,000,000   $  1,200,000,000
Trump AC Funding II 11 1/4% First Mortgage Notes, due 2006, net of unamortized discount
of $1,525,000 and $1,163,000  respectively  (b)...........................................       73,475,000         73,837,000
Trump AC Funding III 11 1/4% First Mortgage Notes due 2006, net of unamortized discount
of $749,000 and $571,000, respectively (b)................................................       24,251,000         24,429,000
THCR Holdings 15 1/2% Senior Secured Notes due 2005 (c)...................................      109,500,000        109,500,000
Castle Associates 11 3/4% Mortgage Notes due 2003, net of unamortized discount of
    $18,383,000 and $13,137,000, respectively (d).........................................      223,758,000        229,004,000
Castle Associates Pay-In-Kind 13 7/8% Notes (Castle PIK Notes) due 2005, net of
    unamortized discount of $5,726,000 and $4,991,000, respectively (e)...................      115,253,000        133,356,000
Castle Associates Working Capital Loan (f) ...............................................        5,000,000          5,000,000
Castle Associates Senior Notes (g)........................................................       62,000,000         62,000,000
Trump Indiana Notes (h)...................................................................       23,563,000         25,208,000
Other notes payable (i)...................................................................       17,244,000         39,520,000
                                                                                           ----------------    ---------------
                                                                                              1,854,044,000      1,901,854,000
        Less - current maturities                                                              (27,021,000)       (20,218,000)
                                                                                           ----------------    ---------------
                                                                                          $   1,827,023,000   $  1,881,636,000
                                                                                           ================    ===============

(a) Trump AC together with Trump AC Funding issued the Trump AC Mortgage Notes in the aggregate principal amount of $1,200,000,000 which bear interest at 11 1/4% and are due May 1, 2006. Interest on the Trump AC Mortgage Notes is due semi- annually. The Trump AC Mortgage Notes are guaranteed as to payment of principal and interest, jointly and severally, by Taj Associates, Plaza Associates, Trump AC and all future subsidiaries of Trump AC (other than Trump AC Funding). The Trump AC Mortgage Notes are jointly and severally secured by mortgages representing a first lien and security interest on substantially all the assets of Taj Associates and Plaza Associates.

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

                       TRUMP HOTELS & CASINO RESORTS, INC.
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

      AC Funding, Trump AC Funding II and Trump AC Funding III). The Trump AC Mortgage Notes are jointly and severally secured by mortgages representing a first lien and security interest on substantially all of the assets of Taj Associates and Plaza Associates.

(c) THCR Holdings and THCR Funding issued $155,000,000 principal amount of Senior Notes (the "Senior Notes"). The Senior Notes are redeemable in cash at the option of THCR Holdings and THCR Funding, in whole or in part, at any time on or after June 15, 2000 at redemption prices as defined, and mature in 2005. Interest on these notes is payable semi-annually at 15 1/2%, and is secured by substantially all of the assets of THCR Holdings.

      During 2000, THCR Enterprises repurchased $35,500,000 of THCR Holdings' Senior Notes for $19,030,000 plus accrued interest. The gain of $16,470,000 was partially offset by the write-down of unamortized loan costs of $1,567,000, resulting in an extraordinary gain of $14,903,000, ($9,453,000 net of minority interest).

(d) The Castle Associates' Mortgage Notes (the "Castle Mortgage Notes") bear interest, payable in cash, semi-annually, at 11 3/4% and mature on November 15, 2003. The Castle Mortgage Notes may be redeemed at Castle Funding's option at a specified percentage of the principal amount. The Castle Mortgage Notes are secured by a mortgage on Trump's Castle and substantially all of the other assets of Castle Associates. The Castle Mortgage Notes are expressly subordinated to the indebtedness described in notes (f) and (g) below (the Working Capital Loan and Castle Associates' Senior Notes, respectively) and the liens or the mortgages securing the Castle Mortgage Notes are subordinate to the liens securing the Castle Associates' Senior Notes and the Working Capital Loan. The terms of the Castle Mortgage Notes include limitations on the amount of additional indebtedness Castle Associates may incur, distributions of Partnership capital, investments, and other business activities.

(e) The Castle Associates PIK Notes (the "Castle PIK Notes") bear interest, payable at Castle Funding's option, in whole or in part in cash and through the issuance of additional Castle PIK Notes, semiannually at the rate of 13 7/8% through November 15, 2003. After November 15, 2003, interest on the Castle PIK Notes is payable in cash at the rate of 13 7/8%. The Castle PIK Notes mature on November 15, 2005 and may be redeemed at Castle Funding's option at 100% of the principal amount under certain conditions, as defined in the PIK Note Indenture, and are required to be redeemed from a specified percentage of any equity offering which includes Castle Associates.

      On May 21, 1996, THCR Holdings acquired approximately 90% of the outstanding Castle PIK Notes for approximately $38,700,000, in exchange for which THCR Holdings received an aggregate of approximately $59,300,000 of Castle PIK Notes.

      The terms of the Castle PIK Notes include limitations on the amount of additional indebtedness Castle Associates may incur, distributions of Partnership capital, investments, and other business activities. The Castle PIK Notes are expressly subordinated to the Castle Associates' Senior Notes and the Working Capital Loan. THCR Holdings has recorded its investment in Castle Associates PIK Notes at cost, plus accrued interest, in the accompanying balance sheet, as THCR Holdings investment in the Castle PIK Notes has been pledged as collateral to the Senior Notes.

(f) The Working Capital Loan has an outstanding principal amount of $5,000,000, bears interest at the rate of 10 1/4% per annum, payable semi-annually and matures on April 30, 2003.

(g) The Castle Associates' Senior Notes (the "Castle Senior Notes") have a priority mortgage lien ahead of the Castle Mortgage Notes and are further secured by virtually all of Castle Associates' assets. The Castle Senior Notes have an outstanding principal amount of $62,000,000 and bear interest at the rate of 10 1/4% per annum, payable semi-annually each April and October. The Castle Senior Notes mature on April 30, 2003.

(h) On April 27, 2001, Trump Indiana entered into a loan agreement with a bank group for $27,500,000. Proceeds from the loan were used to pay off maturing debt for the vessel, the hotel, a $5,000,000 bridge loan and provide working capital. As a result of an interest rate swap arrangement entered into contemporaneously with the bank loan, the new debt bears fixed rate of interest of 8.85% on $10,000,000 of principal, and a floating rate applies to the balance of the loan. At December 31, 2001, the rate on the floating portion was a blended 5.44%. The loan amortizes based upon an assumed 84 month term and matures with a balloon payment payable at the end of 60 months.

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133., "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138, which specifies the accounting and disclosure requirements for such instruments. At December 31, 2001, Trump Indiana's derivative financial instruments consisted of an interest rate swap with a notional amount of $10,000,000 that effectively converts an equal portion of its debt from a floating rate to a fixed rate. An unrealized loss of $374,000 attributable to the change in the fair value of the interest rate swap has been recorded as "Accumulated other comprehensive loss" in the equity sections of the respective balance sheets.

                       TRUMP HOTELS & CASINO RESORTS, INC.
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Various notes payable, prior to April 27, 2001 included:

      -- $17,500,000 loan payable over 10 years, with a call at the lender's option at the end of the fifth year (June 2001). Interest on this note is payable monthly in arrears based on a fixed rate of 9.75%. The Note is secured by the Indiana Riverboat. At December 31, 2000, $11,655,000 was outstanding on this note.

      -- $13,000,000 note is payable in monthly installments based on a ten year amortization schedule, until June 1, 2001, at which time all remaining principal and interest is due in full. The interest rate as defined in the agreement is equal to the bank's reference rate plus 1.5% (11% at December 31, 2000). The note is secured by the hotel at Trump Indiana. At December 31, 2000, $6,908,000 was outstanding on this note.

      -- $5,000,000 bridge loan providing temporary financing was obtained for the riverboat, hotel loans and new parking garage. Loan is payable over a two-year period with interest only due during the first six months based on prime rate plus 125 basis points (10.4% at December 31, 2000). The note is secured by Trump Indiana's ownership interest in BHPA and a Second Position Leasehold Real Estate Mortgage with Trump Indiana Realty, L.L.C.

      (i) Mortgage notes payable and capitalized lease obligations with interest rates ranging from 6.5% to 13.00%. The notes and lease obligations are due at various dates between 2002 and 2012 and are secured by underlying real property or equipment.

      As discussed in Note 13, THCR Management, an unrestricted subsidiary of THCR Holdings, has entered into a management agreement with the Twenty-Nine Palms Band of Luiseno Mission Indians, a federally recognized Native American tribe (the "Tribe"), which, subject to the approval of the National Indian Gaming Commission, provides that THCR Management will manage and direct all business and affairs in connection with the day-to-day operation, management and maintenance of the Tribe's expanded and renovated casino located in the Palm Springs, California resort area. The construction and renovation of the Tribe's casino is currently in progress and is anticipated to be completed in the second quarter of 2002. To enable the Tribe to complete the construction, THCR Management agreed to act as a participant in the Tribe's construction loan and to provide to the Tribe a portion of the financing for the project. The loan agreement, whereby the lenders have agreed to loan up to $18,800,000 to THCR Management which will, in turn, use the net proceeds to fund its participation in the Tribe's construction loan. THCR Management's financing from the lenders bears interest at the rate of 9% per annum and matures in November 2006. The financing is secured by (i) a pledge of the promissory note from the Tribe, (ii) a pledge of management fees and (iii) a limited guaranty of Trump. The Tribe's construction financing bears interest at the prime rate plus 1%, and matures in August 2007. THCR Holdings, through its subsidiary THCR Enterprises, has agreed to indemnify Trump against any losses incurred by Trump in connection with such guaranty. The indemnity obligation of THCR Enterprises is secured by a pledge of certain securities held by THCR Enterprises. As of December 31, 2001 $11,000,000 (the "Tranche A Loan") of the $18,800,000 was drawn down by THCR Management. Subsequent to December 31, 2001, additional lenders have been added to the lending group and as a result, THCR Management's participation has been reduced to the Tranche A Loan. The Tranche A Loan is payable at a rate of $220,000 per month commencing September 2002.

Future minimum payments under capital leases (principal portion included in the table below of debt maturities) are as follows:

2002.............................................       $       16,269,000
2003.............................................               10,195,000
2004.............................................                4,468,000
2005.............................................                  656,000
2006.............................................                    8,000
                                                         -----------------
Total Minimum Payments...........................               31,596,000
Less - Amount representing interest .............               (4,624,000)
                                                         -----------------
Present Value of minimum lease payments .........       $       26,972,000
                                                         =================

                       TRUMP HOTELS & CASINO RESORTS, INC.
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

      The aggregate maturities of long-term debt as of December 31, 2001 are as follows:

2002................................       $                    20,218,000
2003................................                           324,569,000
2004................................                            10,710,000
2005................................                           255,151,000
2006 ...............................                         1,310,301,000
Thereafter..........................                               767,000
                                            ------------------------------
                                           $                 1,921,716,000
                                            ==============================

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

      THCR and its subsidiaries are seeking to refinance or modify its public debt. Management believes that, based upon its cash forecast for 2002, THCR and its subsidiaries will have sufficient cash to meet their respective debt obligations and operating requirements throughout 2002. (See Note 1)

      The various debt agreements restrict the ability of THCR Holdings and its subsidiaries to make distributions or pay dividends unless certain financial ratios are achieved. In addition, the ability of Plaza Associates, Taj Associates or Castle Associates to make payments to THCR Holdings may be restricted by the CCC. Similarly, the ability of Trump Indiana to make distributions or pay dividends to THCR Holdings may be restricted by the Indiana Gaming Commission ("IGC").

(4)   Non-Operating Income (Expense)

      Non-operating income (expense) in 1999, 2000 and 2001 includes $1,501,000, $202,000,and $34,000 respectively, of settlement costs incurred in connection with the assertion by certain Indiana residents of rights to purchase stock in Trump Indiana.

(5)   Commitments and Contingencies

      Leases

      THCR has entered into leases for certain property (primarily land), office, warehouse space, certain parking space, and various equipment under operating leases. Rent expense for the years ended December 31, 1999, 2000 and 2001 was $11,740,000, $10,026,000 and $11,372,000 respectively, of which
$275,000, $136,000 and $67,000 respectively, relates to affiliates.

      Future minimum lease payments under the noncancellable commitments as of December 31, 2001 are as follows:


2002...................     $                    5,390,000
2003...................                          2,769,000
2004...................                          2,265,000
2005...................                          2,015,000
2006 ..................                          1,995,000
Thereafter.............                         88,218,000
                             -----------------------------
                            $                  102,652,000
                             =============================

Certain of these leases contain options to purchase the leased properties at various prices throughout the leased terms.

                       TRUMP HOTELS & CASINO RESORTS, INC.
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

      Employment Agreements

      THCR has entered into employment agreements with certain key employees. As of December 31, 2001, THCR had approximately $9,818,000 of annual commitments under employment agreements. These commitments mature at various dates through 2004.

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

      Indiana Gaming Regulations

      The ownership and operation of riverboat gaming operations in Indiana are subject to strict state regulation under the Riverboat Gambling Act (the "Act") and the administrative rules promulgated thereunder. In June 1996, the IGC granted Trump Indiana a riverboat owner's license, which was renewed until June 2002. The IGC may place restrictions, conditions or requirements on the permanent riverboat owner's license. An owner's initial license expires five years after the effective date of the license, and unless the owner's license is terminated, expires or is revoked, the owner's license may be renewed annually by the IGC upon satisfaction of certain conditions contained in the Act. The IGC has adopted certain rules and has published others in proposed or draft form which are proceeding through the review and final adoption process. The IGC has broad rule making power, and it is impossible to predict what effect, if any, the amendment of existing rules or the finalization of currently new rules might have on the operations of Trump Indiana.

      Trump Indiana Certificate of Suitability and City of Gary Development Agreement

      As a condition to the Certificate of Suitability, Trump Indiana has committed to invest approximately $153,000,000 in the Indiana Riverboat, including certain related projects of the City of Gary, Indiana. Failure to comply with the foregoing conditions and/or failure to commence riverboat excursions as required by the IGC may result in revocation of the Certificate of Suitability. There can be no assurance that Trump Indiana will be able to comply with the terms of the Certificate of Suitability. As part of the $153,000,000 commitment discussed above, Trump Indiana is obligated to fund $21,000,000 of specific economic development and infrastructure projects of the City of Gary. This obligation has been fully accrued over the five-year license period and approximately $3,700,000 and $667,000 has been charged to expense in the years 2000 and 2001, respectively. As of December 31, 2001, $9,768,000 remains to be paid to the City of Gary. In 1998, Trump Indiana paid $10,000,000 for a surety bond which guarantees these mandated infrastructure payments. This amount has been reduced as improvements have been made. As of December 31, 2001, Other Assets includes $6,436,000 related to the surety bond and Accounts Receivable includes Interest Receivable on the surety bond of $1,384,000. These amounts will be used to fund the remaining payments to the City of Gary. Trump Indiana will provide additional funding of $1,948,000 to complete the remaining commitment to the City of Gary. Trump Indiana anticipates that this commitment will be completed in 2002.

                       TRUMP HOTELS & CASINO RESORTS, INC.
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

      In addition, Trump Indiana established the Trump Indiana Foundation ("Foundation"), a private foundation founded for charitable purposes primarily within the City of Gary and Lake County, Indiana. Trump Indiana initially funded $1,000,000 to the Foundation and is required to make annual contributions of $100,000.

      Indiana Wagering Tax Add-back

      In July 1999, the Indiana Department of Revenue ("Department") issued a Letter of Findings to an Indiana gaming company that the Riverboat Wagering Tax ("RWT"), a tax deducted in computing Federal taxable income is not deductible when computing Indiana adjusted gross income because the RWT represents a tax that is "based on or measured by income." The Indiana gaming company, with the assistance of the Indiana Casino Association, of which Trump Indiana is a member, is vigorously contesting this finding in the Indiana Tax Court on the basis that the RWT is an excise tax, which is excluded from Indiana's add-back requirements. The Department has issued proposed assessments of $3,720,000 plus interest for the 1996, 1997 and 1998 calendar years to Trump Indiana. The effect of an assessment, if any, for 1999, 2000 and 2001 has not been determined. Trump Indiana filed a written protest of such assessments with the Department in November 2000. The Department has agreed to stay further proceedings with the Trump Indiana proposed assessments until the Indiana Tax Court case noted above is resolved. A summary judgment motion hearing of the Tax Court was held in April 2001, and the findings of the Tax Court are pending. Accordingly, no provision has been made in these financial statements for additional Indiana state taxes.

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

      Plaza Associates, Taj Associates and Castle Associates are also a party to various administrative proceedings involving allegations that they have violated certain provisions of the Casino Control Act. Plaza Associates, Taj Associates and Castle Associates believe that the final outcome of these proceedings will not, either individually or in the aggregate, have a material adverse effect on their financial condition, results of operations, or on their ability to otherwise retain or renew any casino or other licenses required under the Casino Control Act for the operation of the respective properties.

      Commencing in early 1994, THCR, through its Indiana counsel, had discussions with eight Indiana residents regarding the potential purchase by such residents of 7.5% of the nonvoting stock of Trump Indiana. These residents have asserted a right to purchase 7.5% of the stock of Trump Indiana. During 1997, Trump Indiana settled with four of the eight plaintiffs for a total of $1,047,000. The final settlement amount of $150,000 was paid in 2001. During 1998, Trump Indiana settled with two of the remaining four plaintiffs for a total of $810,000, of which $290,000 was paid in 1998 and $130,000 was paid per year in 1999, 2000 and 2001. A final payment of $130,000 is payable in 2002.

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

                       TRUMP HOTELS & CASINO RESORTS, INC.
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

      Casino Reinvestment Development Authority Obligations

      Pursuant to the provisions of the Casino Control Act, Plaza Associates, Taj Associates and Castle Associates must either obtain investment tax credits (as defined in the Casino Control Act), in an amount equivalent to 1.25% of its gross casino revenues, or pay an alternative tax of 2.5% of its gross casino revenues (as defined in the Casino Control Act). Investment tax credits may be obtained by making qualified investments or by the purchase of bonds at below market interest rates from the Casino Reinvestment Development Authority ("CRDA"). Plaza Associates, Taj Associates and Castle Associates intend on satisfying their obligations primarily by depositing funds and donations of funds deposited. Plaza Associates, Taj Associates and Castle Associates are required to make quarterly deposits with the CRDA based on 1.25% of their gross revenue. For the years ended December 31, 1999, 2000 and 2001, THCR charged to operations $5,567,000, $5,970,000 and $5,276,000 respectively, to give effect to the below market interest rates associated with CRDA bonds that have either been issued or are expected to be issued from funds deposited. From time to time, Plaza Associates, Taj Associates and Castle Associates have elected to donate funds they have on deposit with the CRDA for various projects. Donations in the amounts of $243,000, $9,689,000 and $1,275,000 were made during the years ended December 31, 1999, 2000 and 2001, respectively. As a result of these donations, THCR charged the carrying value to operations of $147,000, $4,605,000 and $596,000 during the years ended December 31, 1999, 2000 and 2001, respectively.

      Concentrations of Credit Risk

      In accordance with casino industry practice, THCR extends credit to a limited number of casino patrons, after background checks and investigations of credit worthiness. As of both December 31, 2000 and 2001, approximately 13% and 11% respectively, of THCR casino receivables (before allowances) were from customers whose primary residence is outside the United States, and approximately 5% and 4% represent credit extended to patrons from the Far East in 2000 and 2001, respectively.

(6)   Employee Benefit Plans

      THCR has a retirement savings plan (the "Plan") for its nonunion employees under Section 401(k) of the Internal Revenue Code. Employees are eligible to contribute up to 20% of their earnings to the Plan in 1999, 2000 and 2001. THCR will match 50% of the first 6% of an eligible employee's contributions in 1999, 2000 and 2001. In connection with this Plan, THCR recorded charges of $4,868,000, $4,856,000 and $4,654,000 for the years ended December 31, 1999,
2000 and 2001, respectively.

      Plaza Associates, Taj Associates and Castle Associates make payments to various trusteed multiemployer pension plans under industry-wide union agreements. Under the Employee Retirement Income Security Act, THCR may be liable for its share of unfunded liabilities, if any, if the plans are terminated. Pension expense for the years ended December 31, 1999, 2000 and 2001 was $2,817,000, $3,960,000 and $4,699,000 respectively.

      THCR provides no other material, post-retirement or post-employment benefits.

                       TRUMP HOTELS & CASINO RESORTS, INC.
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(7)    Transactions with Affiliates

       Amounts due from (owed to) affiliates at December 31, consists of:

                                                              2000                2001
                                                        ---------------     -------------
Due from affiliates:
Officers(a).........................................   $      1,896,000    $           --
Trump Organization(b)...............................            791,000                --
Buffington Harbor Riverboats, L.L.C.(Note 2)........                 --           215,000
                                                        ---------------     -------------
    Total Current Assets............................          2,687,000           215,000
                                                        ===============     =============
Due to affiliates:

Buffington Harbor Riverboats, L.L.C.................           (162,000)               --
Trump Organization .................................                 --          (232,000)
                                                        ---------------     -------------
    Total Liabilities...............................   $       (162,000)    $    (232,000)
                                                        ===============     =============

      (a) During 2000, Trump repaid loans of $24,336,031, plus interest. As of December 31, 2000, $1,416,047 was due from Ribis under his employment agreement. During 2001, Ribis repaid the outstanding balance plus interest.

      (b) In the normal course of business, THCR engages in various transactions with the other entities owned by Trump. Beginning in late 1997, THCR's Atlantic City properties began to utilize certain facilities owned by Trump to entertain high-end customers. Management believes that the ability to utilize these facilities has enhanced THCR revenues. In 1999, 2000 and 2001, THCR incurred approximately $2,209,000, $559,000 and $628,000 respectively, for customer costs associated with such utilization. In exchange for having Trump's plane available to customers of the Atlantic City properties, THCR has incurred pilot costs of approximately $298,000, $301,000 and $302,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

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

      For the years ended December 31, 1999, 2000 and 2001 Castle Associates incurred fees and expenses of $2,258,000 $2,306,000 and $2,207,000 respectively, under the Services Agreement. The Services Agreement expires on December 31, 2005.

      Partnership Agreement

      Under the terms of a Partnership Agreement between Castle Associates and TCI- II, Castle Associates is required to pay all costs incurred by TCI-II. For the years ended December 31, 1999, 2000 and 2001, Castle Associates paid no expenses on behalf of TCI-II.

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

                       TRUMP HOTELS & CASINO RESORTS, INC.
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

      On September 20, 2000, the Board of Directors granted Trump 500,000 options to purchase THCR Common Stock at a price of $2.625 per share. On June 19, 2001, the Board of Directors granted Trump 500,000 options to purchase THCR Common Stock at a price of $2.20 per share. The options expire ten (10) years after the date of issuance.

                       TRUMP HOTELS & CASINO RESORTS, INC.
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

      A summary of the option plan is as follows:

                                                                             Year Ended 12/31
                                                1999                              2000                          2001
                                    ---------------------------------  ----------------------------  -------------------------------

                                                         Weighted                      Weighted                        Weighted
                                                         Average                        Average                         Average
                                        Shares         Exercise Price      Shares    Exercise Price     Shares       Exercise Price
                                    -------------   -----------------  ------------  --------------  -------------  ----------------
Employee Stock Options
Outstanding, beginning of year                        $       4.63        1,134,833    $   4.63        1,260,500     $    3.83
                                        1,166,833
Granted                                                                     500,000        2.63          500,000          2.20
Exercised                                      --
Forfeited                                (32,000)             4.63        (374,333)        4.63         (23,000)          4.63
                                    -------------      -----------     ------------     -------      -----------      --------
Outstanding, end of year                1,134,833     $       4.63        1,260,500    $   3.83        1,737,500     $    3.35
                                    =============      ===========     ============     =======      -----------      ========
Options exerciseable at year end          777,888     $       4.63          927,166    $   4.27        1,237,500     $    3.76
                                    =============      ===========     ============     =======      ===========      ========
Weighted average fair value of
options granted during the period                              N/A                     $   2.63                      $    2.20
                                                       ===========                      =======                       ========

The following table summarizes information about stock options outstanding at December 31, 2001.

                 Options Outstanding                                                Options Exercisable
-----------------------------------------------------------    ------------------------------------------------------------------
   Range of            Number          Weighted Average
   Exercise        Outstanding At          Remaining               Exercise          Number Exercisable at          Exercise
    Prices       December 31, 2001     Contractual Life             Price              December 31, 2001              Price
--------------  ---------------------  --------------------    ----------------  -----------------------------     -------------
 $2.20-$4.63          1,737,500            1.5 years                $3.35                  1,237,500                  $3.76

      Under the provisions of Statement No. 123, Accounting for Stock-Based Compensation, THCR has chosen to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for awards described above. Had the fair value method of accounting been applied to the THCR's stock option plans, which required recognition of compensation cost ratably over the vesting period of the underlying equity instruments, net loss would have been increased by $787,000 or $(.04) per share in 1999, $728,000 or $(.03) per share in 2000 and $558,000 or $(.03) in 2001. This pro forma impact only takes into account options granted since the date of inception, June 12, 1995, and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period . The average fair value of options granted during 2000 was $1.20 per option, estimated using the Black-Scholes option-pricing model based upon the weighted average market price at grant date of $2.625 in 2000 and the following weighted average assumptions: risk-free interest rate of 6%, expected life of 3 years, volatility of 30% and dividend yield of 0%. The average fair value of options granted during 2001 was $0.90 per option, estimated using the Black-Scholes option - pricing model based upon the weighted average market price at grant date of $2.00 in 2001 and the following weighted average assumptions: risk - free interest rate of 4.39%, expected life of 3 years, volatility of 67% and dividend yield of 0%.

                       TRUMP HOTELS & CASINO RESORTS, INC.
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

      The estimated fair values of other financial instruments are as follows:

                                                                           December 31, 2001
                                                -------------------------------------------------------------------------
                                                        Carrying Amount                             Fair Value
                                                --------------------------------          -------------------------------
11 1/4% First Mortgage Notes..................  $                  1,200,000,000          $                   780,000,000
Trump AC Funding II Mortgage Notes............                        73,837,000                               47,250,000
Trump AC Funding III Mortgage Notes...........                        24,429,000                               15,500,000
15 1/2% Senior Secured Notes..................                       109,500,000                               82,125,000
11 3/4% Castle Associates Notes...............                       229,004,000                              186,449,000
13 7/8% Castle Associates Pay-In-Kind Notes...                       133,356,000                               74,707,000

      The fair values of the above instruments are based on quoted market prices as of December 31, 2001.

      There are no quoted market prices for bank borrowings, Castle Associates Senior Notes, and other notes payable and a reasonable estimate could not be made without incurring excessive costs.

(10)  Financial Information - THCR Funding

      Financial information relating to THCR Funding is as follows:

                                                                1999          2000          2001
                                                            ------------  ------------  ------------
Total Assets (including Senior Secured Notes receivable of
    $145,000,000 at December 31, 2000 and 2001) (a) ......  $145,936,000  $145,936,000  $154,252,000
                                                            ============  ============  ============
Total Liabilities and Capital (including $145,000,000 of
    Senior Secured Notes Due 2005) .......................  $145,936,000  $145,936,000  $154,252,000
                                                            ============  ============  ============
Interest Income from THCR Holdings .......................  $ 22,475,000  $ 22,475,000  $ 22,475,000
                                                            ============  ============  ============
Interest Expense .........................................  $ 22,475,000  $ 22,475,000  $ 22,475,000
                                                            ============  ============  ============
Net income ...............................................  $         --  $         --  $         --

      (a) THCR Enterprises, a wholly owned subsidiary of THCR Holdings, purchased $35,500,000 of these Senior Secured Notes during 2000 having an aggregate principal amount of $35,500,000.

(11)  All Star Cafe Transaction

      All Star Cafe, Inc. ("All Star") had entered into a twenty-year lease (the "All Star Cafe Lease") with Taj Associates for the lease of space at the Taj Mahal for an All Star Cafe. The basic rent under the All Star Cafe Lease was $1,000,000 per year, paid in equal monthly installments plus percentage rent, as defined. On September 15, 1999, an agreement was reached between Taj Associates, All Star and Planet Hollywood International, Inc. to terminate the All Star Cafe Lease. Upon termination of the All Star Cafe Lease, all property, improvements, alterations and All Star's personal property with the exception of Specialty Trade Fixtures became the property of Taj Associates. Specialty Trade Fixtures, which included signs, emblems, logos, memorabilia and other material with logos of the Official All Star Cafe presently displayed at the premises, could be continued to be used by Taj Associates for a period of up to 120 days without charge. Taj Associates recorded the estimated fair market value of these assets in other revenue based on an independent appraisal in the amount of $17,200,000.

                       TRUMP HOTELS & CASINO RESORTS, INC.
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

(13)  Twenty-Nine Palms Development

     On April 27, 2000, THCR Management entered into a management agreement with the Twenty-Nine Palms Band of Luiseno Mission Indians of California, a sovereign Native American nation (the "Tribe"). Following submission of the management agreement to the National Indian Gaming Commission ( the "NIGC"), THCR Management, the Tribe and the Twenty-Nine Palms Enterprises Corporation, a Federal corporation chartered by the Tribe (the "Palms Enterprise") prepared an amended and restated management agreement (the "Management Agreement"), which is subject to the currently pending approval of the NIGC.

     The Management Agreement provides that THCR Management will manage and direct all business and affairs in connection with the day-to-day operation, management and maintenance (the "Management Services") of the Tribe's expanded and expanded Spotlight 29 casino, which will be renamed Trump 29 Casino, located in the city of Coachella, California, 20 miles east of Palm Springs and 140 miles east of Los Angeles. As proposed, the term of the Management Agreement is five years, commencing from the first date that the renovated casino is completed and opened to the public for gaming, subject to NIGC approval of the Management Agreement. Pursuant to the Management Agreement, as proposed, in consideration for the Management Services. THCR Management shall be entitled to an annual fee equal to 30.0% of the Net Revenues (as defined in the Management Agreement) for each year of the term (the "Management Fee"). The Management Fee shall be payable monthly in amounts equal to the accrued Management Fee for the preceding month plus any accrued, unpaid amounts.

      To assist the Tribe in the renovation of Trump 29 Casino, Trump Hotels & Casino Resorts Development Company, LLC a subsidiary of THCR Holdings ("THCR Development"), entered into a Gaming Facility Construction and Development Agreement, dated April 27, 2000 (the "Development Agreement"), with the Tribe. Pursuant to the Development Agreement, THCR Development and the Palms Enterprise is constructing and intends to furnish and equip a Class III gaming resort on the Tribe's existing 75,000 square-foot casino with a 125,000 square-foot casino wing, and will also include a renovated theatre-type showroom, an enlarged cafe, a fine-dining steakhouse and a food court. The construction and opening of the Trump 29 Casino is anticipated to be completed in the second quarter of 2002, with the remaining renovation anticipated to be completed in the third quarter of 2002.

      To enable the Tribe to complete the construction and renovation of the Tribe's casino, THCR Management agreed to act as a participant in the Tribe's construction loan (the "Tribe Construction Loan") committing to provide the Tribe with up to $15,800,000 of the $58,000,000 total financing for the project. The Tribe Construction Loan bears interest at the prime rate plus one percent (1.0%) and matures in August 2007, and is secured by a security interest in the Tribe's Equipment (as defined in the related security agreement) and the cash flow of the casino which is deposited in a "lockbox" type account.

      THCR Management has agreed to subordinate its right to receive Management Fees to the payment by the Tribe of the Tribe Construction Loan. As a result of such subordination, until the Tribe Construction Loan is paid in full, THCR Management may not accept or receive any prepayment of its Management Fee or accept or receive any payment from the Tribe in respect of the Management Fee if a default has occurred and is continuing under the Tribe Construction Loan or if such payment of the Management Fee would result in a default under the Tribe Construction Loan.

      On November 2, 2001, THCR Management entered into a loan agreement with the Trust Company of the West and certain affiliates thereof (the "TCW Lenders"), pursuant to which the TCW Lenders agreed to loan up to $18,800,000 to THCR Management to enable THCR Management to fund its participation in the Tribe Construction Loan and to pay related expenses (the "Management Loan"). The Management Loan bears interest at the rate of nine percent (9.0%) per annum and matures in November 2006. The Management Loan is secured by (i) a pledge of the promissory note to THCR Management from the Tribe, (ii) a pledge of all accounts, general intangibles and instruments of THCR Management, (iii) a pledge of the Management Fee, (iv) a collateral assignment of the Management Agreement and (v) a limited guaranty of Trump (the "Trump Guaranty"). THCR Holdings, through its subsidiary, THCR Enterprises, LLC. ("THCR Enterprises") agreed to indemnify Trump against any losses incurred by him in connection with the Trump Guaranty, including any payments made by Trump thereunder. The indemnity obligation of THCR Enterprises is secured by a pledge of 2,127,500 shares of Common Stock and a principal amount of $35,500,000 of Senior Notes held by THCR Enterprises.

                       TRUMP HOTELS & CASINO RESORTS, INC.
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

      On November 2, 2001, $11,000,000 of the $18,800,000 commitment under the Management Loan was advanced to THCR Management, of which approximately $8,300,000 was escrowed to fund the participation of THCR Management in the Tribe Construction Loan, and approximately $2,800,000 was allocated to pay fees, expenses and to make required escrow deposits in connection with the Management Loan. As of December 31, 2001, $3,535,000 of the $8,300,000 has been funded to the Tribe. Subsequent to year end, additional lender participants were added to the lending group funding the Tribe Construction Loan and consequently, THCR Management's participation in the Tribe Construction Loan has been reduced from $15,800,000 to $8,300,000.

(14)  Quarterly Financial Data (unaudited)

                                                                                         2000
                                                        -------------------------------------------------------------------------
                                                          First Quarter    Second Quarter    Third Quarter       Fourth Quarter
                                                        ---------------  -----------------  ----------------  -------------------
Net Revenues   .......................................  $   285,291,000  $     304,722,000  $    345,754,000  $      278,000,000
Income from Operations ...............................       26,335,000         36,746,000        66,579,000          13,290,000
THCR Net Loss (a) ....................................      (18,473,000)        (2,873,000)        8,956,000         (24,922,000)
Basic and Diluted Earnings (Loss) per
   Share .............................................            (0.84)             (0.13)             0.41               (1.13)
THCR Holdings Net Income (Loss) ......................      (29,123,000)        (4,530,000)       14,119,000         (39,290,000)

                                                                                         2001
                                                        -------------------------------------------------------------------------
                                                        First Quarter     Second Quarter     Third Quarter       Fourth Quarter
                                                        ---------------  -----------------  ----------------  -------------------
Net Revenues .........................................  $   281,493,000  $     301,354,000  $    334,612,000  $       285,930,000
Income from Operations ...............................       27,372,000         42,184,000        70,179,000           39,759,000
THCR Net Income (Loss)  ..............................      (16,852,000)        (7,762,000)        9,522,000          (10,220,000)
Basic and Diluted Earnings (Loss) per                             (0.77)             (0.35)             0.43                (0.46)
   Share .............................................
THCR Holdings Net Income (Loss) ......................      (26,568,000)       (12,237,000)       15,012,000          (16,112,000)

Note: Net Revenues and Income from Operations are the same for both THCR and THCR Holdings.

a) An extraordinary gain of $8,288,000 and $1,165,000, net of minority interest, was recorded in the second and third quarters 2000, respectively.

(15)  Industry Segment Information

      THCR's primary business activity is gaming. It operates three casinos in the Atlantic City market: Trump Taj Mahal Casino Resort, Trump Plaza Hotel and Casino and Trump Marina Hotel Casino. It also operates a riverboat casino, Trump Casino, at Buffington Harbor, Indiana on Lake Michigan.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

      To Trump Hotels & Casino Resorts, Inc.:

      We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Trump Hotels & Casino Resorts, Inc. ("THCR") and subsidiary included in this Form 10-K and have issued our report thereon dated March 13, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is the responsibility of the management of THCR and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP

Roseland, New Jersey
March 13, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

      To Trump Hotels & Casino Resorts Holdings, L.P.:

      We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Trump Hotels & Casino Resorts Holdings, L.P. and subsidiaries included in this Form 10-K and have issued our report thereon dated March 13, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is the responsibility of the management of Trump Hotels & Casino Resorts Holdings, L.P. and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP

Roseland, New Jersey
March 13, 2002

                                                                     SCHEDULE II

                       TRUMP HOTELS & CASINO RESORTS, INC.
                AND TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                           Balance at   Charged to     Other           Balance
                                          Beginning of  Costs and     Changes           at End
                                             Period      Expenses   (Deductions)      of Period
                                          -----------  -----------  ------------      -----------
YEAR ENDED DECEMBER 31, 1999
Allowances for doubtful accounts .......  $27,721,000  $25,434,000  $(41,205,000)(a)  $11,950,000
Valuation allowance for CRDA investments  $15,356,000  $ 5,714,000  $ (2,301,000)(b)  $18,769,000

YEAR ENDED DECEMBER 31, 2000
Allowances for doubtful accounts .......  $11,950,000  $ 6,857,000  $ (3,431,000)(a)  $15,376,000
Valuation allowance for CRDA investments  $18,769,000  $10,575,000  $(12,470,000)(c)  $16,874,000

YEAR ENDED DECEMBER 31, 2001
Allowances for doubtful accounts .......  $15,376,000  $ 7,490,000  $ (4,277,000)(a)  $18,589,000
Valuation allowance for CRDA investments  $16,874,000  $ 5,569,000  $ (3,501,000)(d)  $18,942,000

(a)   Write-off uncollectible accounts.

(b) Includes the reclassification of approximately $5,792,000 of previous CRDA deposits to property and equipment, the carrying value of which was $2,497,000.

(c) Includes the reclassification of approximately $7,237,000 of previous CRDA deposits to property and equipment, the carrying value of which was $4,642,000

(d) Includes the reclassification of approximately $8,286,000 of previous CRDA deposits to property and equipment, the carrying value of which was $2,921,000

                                       Exhibit Index
                                       -------------

Exhibit No.             Description                                                                   Page No.
-----------             -----------                                                                   --------

10.80                   Agreement and Plan of Merger, dated as of December 27, 2000, between
                        Trump Taj Mahal Associates and Trump Casino Services, L.L.C.

10.81                   Loan Agreement, dated as of November 2, 2001, among THCR Management
                        Services, LLC, TCW Leveraged Income Trust, L.P., TCW Leveraged Income
                        Trust II, L.P. and TCW Leveraged Income Trust IV, L.P.

10.82                  Indemnity Agreement, dated as of November 2, 2001, by THCR Enterprises
                        LLC in favor of Donald J. Trump.

10.83                   Guaranty, dated as of November 2, 2001, by Donald J. Trump in favor of certain lenders.

10.84                   Subordination Agreement, dated as of October 17, 2001, by THCR
                        Management Services, LLC in favor of certain lenders.

21.1                    List of Subsidiaries of the Registrants.

99.1                    Letter, dated March 29, 2002, from Trump Hotels & Casino
                        Resorts, Inc. to the Securities and Exchange Commission pursuant to Temporary Note 3T to Article 3 of
                        Regulation S-X.