Form 10-Q
period 2002-03-31
TRUMP HOTELS & CASINO RESORTS INC
filed 2002-05-15
CIK 943320

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended:  March 31, 2002
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from__ to__

                         Commission file number: 1-13794

                       TRUMP HOTELS & CASINO RESORTS, INC.
             (Exact name of registrant as specified in its charter)

                       DELAWARE                                   13-3818402
            (State or other jurisdiction of                    (I.R.S. Employer
            incorporation or organization)                   Identification No.)
                    1000 Boardwalk
               Atlantic City, New Jersey                            08401
       (Address of principal executive offices)                   (Zip Code)

                                 (609) 449-6515
              (Registrant's telephone number, including area code)
                                 Not Applicable
   (Former name, former address and former fiscal year, if changed since last report)

                        Commission file number: 33-90786

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
             (Exact name of registrant as specified in its charter)

                       DELAWARE                                   13-3818407
            (State or other jurisdiction of                    (I.R.S. Employer
            incorporation or organization)                   Identification No.)
                    1000 Boardwalk
               Atlantic City, New Jersey                            08401
       (Address of principal executive offices)                   (Zip Code)

                                 (609) 449-6515
              (Registrant's telephone number, including area code)
                                 Not Applicable
 (Former name, former address and former fiscal year, if changed since last report)

                        Commission file number: 33-90786

                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
             (Exact name of registrant as specified in its charter)

                       DELAWARE                                   13-3818405
            (State or other jurisdiction of                    (I.R.S. Employer
            incorporation or organization)                   Identification No.)
                    1000 Boardwalk
               Atlantic City, New Jersey                            08401
       (Address of principal executive offices)                   (Zip Code)

                                 (609) 449-6515
              (Registrant's telephone number, including area code)
                                 Not Applicable
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.   Yes   X     No ___
                                                      ---

     The number of outstanding shares of Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts, Inc. as of May 15, 2002 was 22,010,027.

     The number of outstanding shares of Class B Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts, Inc. as of May 15, 2002 was 1,000.

     The number of outstanding shares of Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts Funding, Inc. as of May 15, 2002 was 100.

================================================================================

                      TRUMP HOTELS & CASINO RESORTS, INC.,
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.


                               INDEX TO FORM 10-Q

PART I -- FINANCIAL INFORMATION

ITEM 1 -- Financial Statements                                                                                   Page No.
                                                                                                                 --------
        Condensed Consolidated Balance Sheets of Trump Hotels & Casino Resorts, Inc. as of December 31, 2001
        and March 31, 2002 (unaudited) ..........................................................................    1

        Condensed Consolidated Statements of Operations of Trump Hotels & Casino Resorts, Inc.
        for the Three Months Ended March 31, 2001 and 2002 (unaudited) ..........................................    2

        Condensed Consolidated Statement of Stockholders' Equity of Trump Hotels & Casino Resorts, Inc.
        for the Three Months Ended March 31, 2002 (unaudited) ...................................................    3

        Condensed Consolidated Statements of Cash Flows of Trump Hotels & Casino Resorts, Inc.
        for the Three Months Ended March 31, 2001 and 2002 (unaudited) ..........................................    4

        Condensed Consolidated Balance Sheets of Trump Hotels & Casino Resorts Holdings, L.P. as of December
        31, 2001 and March 31, 2002 (unaudited) .................................................................    5

        Condensed Consolidated Statements of Operations of Trump Hotels & Casino Resorts Holdings, L.P.
        for the Three Months Ended March 31, 2001 and 2002 (unaudited) ..........................................    6

        Condensed Consolidated Statement of Partners' Capital of Trump Hotels & Casino Resorts Holdings,
        L.P.  for the Three Months Ended March 31, 2002 (unaudited) .............................................    7

        Condensed Consolidated Statements of Cash Flows of Trump Hotels & Casino Resorts Holdings, L.P.
        for the Three Months Ended March 31, 2001 and 2002 (unaudited) ..........................................    8

        Notes to Condensed Consolidated Financial Statements of Trump Hotels & Casino Resorts, Inc., Trump
        Hotels & Casino Resorts Holdings, L.P. and Trump Hotels & Casino Resorts Funding, Inc. Funding,
        Inc.  (unaudited) .......................................................................................    9

ITEM 2  - Management's Discussion and Analysis of Financial Condition and Results of Operations .................   12

ITEM 3  - Quantitative and Qualitative Disclosures About Market Risk ............................................   19

PART II -- OTHER INFORMATION

ITEM 1  - Legal Proceedings .....................................................................................   20

ITEM 2  - Changes in Securities and Use of Proceeds .............................................................   20

ITEM 3  - Defaults Upon Senior Securities .......................................................................   20

ITEM 4  - Submission of Matters to a Vote of Security Holders ...................................................   20

                      TRUMP HOTELS & CASINO RESORTS, INC.,
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.


                               INDEX TO FORM 10-Q

ITEM 5 -  Other Information .................................................................      20

ITEM 6 -  Exhibits and Reports on Form 8-K ..................................................      21

SIGNATURES

Signature -  Trump Hotels & Casino Resorts, Inc. ............................................      22

Signature -  Trump Hotels & Casino Resorts Holdings, L.P. ...................................      23

Signature -  Trump Hotels & Casino Resorts Funding, Inc. ....................................      24

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      TRUMP HOTELS & CASINO RESORTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                            ASSETS
                                                                               December 31,       March 31,
                                                                                   2001             2002
                                                                               ------------      -----------
                                                                                                 (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents ..............................................    $   119,173       $   170,307
   Receivables, net .......................................................         47,328            44,049
   Inventories ............................................................         11,658            11,495
   Prepaid expenses and other current assets ..............................          9,120             7,699
                                                                               -----------       -----------
         Total Current Assets .............................................        187,279           233,550


INVESTMENT IN BUFFINGTON HARBOR, L.L.C.....................................         33,889            33,310
INVESTMENT IN TRUMP'S CASTLE PIK NOTES ....................................        105,940           110,242
PROPERTY AND EQUIPMENT, NET ...............................................      1,797,487         1,785,085
DEFERRED BOND AND LOAN ISSUANCE COSTS, NET ................................         21,129            19,572
OTHER ASSETS (Note 3) .....................................................         73,727            76,387
                                                                               -----------       -----------
Total Assets ..............................................................    $ 2,219,451       $ 2,258,146
                                                                               ===========       ===========


                                LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
   Current maturities of long-term debt ...................................    $    20,218       $    19,145
   Accounts payable and accrued expenses ..................................        144,042           146,010
   Due to affiliates, net .................................................             17               446
   Accrued interest payable ...............................................         38,580            79,654
                                                                               -----------       -----------
         Total Current Liabilities ........................................        202,857           245,255


LONG-TERM DEBT, net of current maturities .................................      1,881,636         1,880,646
OTHER LONG-TERM LIABILITIES ...............................................         33,191            37,598
                                                                               -----------       -----------
         Total Liabilities ................................................      2,117,684         2,163,499
                                                                               -----------       -----------

MINORITY INTEREST .........................................................         12,304             9,660

STOCKHOLDERS' EQUITY:
   Common Stock, $.01 par value, 75,000,000 shares authorized,
          24,206,756 issued; 22,010,027 outstanding .......................            242               242
   Class B Common Stock, $.01 par value, 1,000 shares authorized,
          issued and outstanding ..........................................             --                --
   Additional Paid in Capital .............................................        455,645           455,645
   Accumulated Deficit ....................................................       (345,850)         (350,436)
   Accumulated Other Comprehensive Loss ...................................           (374)             (264)
   Less treasury stock at cost, 2,196,729 shares ..........................        (20,200)          (20,200)
                                                                               -----------       -----------
Total Stockholders' Equity ................................................         89,463            84,987
                                                                               -----------       -----------

Total Liabilities and Stockholders' Equity ................................    $ 2,219,451       $ 2,258,146
                                                                               ===========       ===========


 The accompanying notes are an integral part of these condensed consolidated balance sheets

                       TRUMP HOTELS & CASINO RESORTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2002
                                   (unaudited)
                    (dollars in thousands, except share data)

                                                                                           Three Months Ended
                                                                                                March 31
                                                                                     -------------------------------
                                                                                         2001               2002
                                                                                     ------------      -------------
REVENUES:
   Gaming ......................................................................     $    292,978      $     311,438
   Rooms .......................................................................           18,066             18,835
   Food and Beverage ...........................................................           30,984             30,334
   Other .......................................................................            7,592              8,716
                                                                                     ------------      -------------
   Gross Revenues ..............................................................          349,620            369,323
   Less -- Promotional allowances (Note 4) .....................................           68,126             68,148
                                                                                     ------------      -------------
   Net Revenues ................................................................          281,494            301,175
                                                                                     ------------      -------------

COSTS AND EXPENSES:
   Gaming (Note 4)..............................................................          152,253            148,548
   Rooms........................................................................            7,342              7,662
   Food and Beverage............................................................            9,876             10,640
   General and Administrative...................................................           65,776             64,594
   Depreciation and Amortization................................................           18,875             19,418
   Debt Renegotiation Costs (Note 5)............................................               --              2,115
                                                                                     ------------      -------------
                                                                                          254,122            252,977
                                                                                     ------------      -------------
      Income from operations....................................................           27,372             48,198
                                                                                     ------------      -------------

NON-OPERATING INCOME AND (EXPENSES):
   Interest income..............................................................            1,081                482
   Interest expense.............................................................          (54,353)           (55,215)
   Other non-operating income (expense).........................................              130                (93)
                                                                                     ------------      -------------
                                                                                          (53,142)           (54,826)
                                                                                     ------------      -------------
Loss before equity in loss of Buffington Harbor, L.L.C., and minority interest            (25,770)            (6,628)
   Equity in loss of Buffington Harbor, L.L.C...................................             (798)              (602)
   Minority Interest............................................................            9,716              2,644
                                                                                     ------------      -------------

NET LOSS........................................................................     $    (16,852)     $      (4,586)
                                                                                     ============      =============

Basic and diluted loss per share                                                     $      (0.77)     $       (0.21)
                                                                                     ============      =============

Average number of shares outstanding                                                   22,010,027         22,010,027
                                                                                     ============      =============


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                       TRUMP HOTELS & CASINO RESORTS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (unaudited)
                             (dollars in thousands)

                                                                            Accumulated
                                   Common     Additional                       Other                       Total
                                   Stock       Paid In     Accumulated     Comprehensive    Treasury    Stockholders'
                                   Amount      Capital       Deficit           Loss           Stock       Equity
                                  --------   -----------   -----------     -------------    ---------   -------------
Balance, December 31, 2001         $  242    $   455,645   $ (345,850)     $      (374)     $(20,200)   $    89,463


   Net Loss......................      --             --       (4,586)              --            --         (4,586)
   Change in value of interest
     rate swap..................       --             --           --              110            --            110
                                                                                                        -----------
   Total comprehensive loss......      --             --           --               --            --         (4,476)
                                   ------    -----------   ----------      -----------      --------    -----------
Balance, March 31, 2002            $  242    $   455,645   $ (350,436)     $      (264)     $(20,200)   $    84,987
                                   ======    ===========   ==========      ===========      ========    ===========

At December 31, 2001 and March 31, 2002, there were 24,206,756 shares of Common Stock issued and 1,000 shares of Class B Common Stock issued.

   The accompanying notes are an integral part of this condensed consolidated financial statement.

                       TRUMP HOTELS & CASINO RESORTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2002
                                   (unaudited)
                             (dollars in thousands)

                                                                                           2001         2002
                                                                                        ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss ............................................................................   $ (16,852)   $  (4,586)
Adjustments to reconcile net loss to net cash flows from operating activities:
  Issuance of debt in exchange for accrued interest .................................       4,143        4,799
  Non-cash increase in Trump's Castle PIK Notes .....................................      (3,762)      (4,302)
  Equity in loss of Buffington Harbor, L.L.C ........................................         798          602
  Depreciation and amortization .....................................................      18,875       19,418
  Minority interest in net loss .....................................................      (9,716)      (2,644)
  Accretion of discounts on mortgage notes ..........................................       1,550        1,772
  Amortization of deferred loan costs ...............................................       1,514        1,629
  Provision for losses on receivables ...............................................       1,912        1,759
  Valuation allowance of CRDA investments and amortization of Indiana gaming costs...       2,210        1,364
  Gain on disposition of property ...................................................        (128)          --
  (Increase) decrease in receivables ................................................      (4,883)       1,518
  Decrease in inventories ...........................................................         325          164
  Decrease in other current assets ..................................................       2,112        1,162
  Increase in due to affiliates .....................................................         753          429
  (Increase) decrease in other assets ...............................................        (521)         800
  Increase in accounts payable and accrued expenses .................................       8,385        1,885
  Increase in accrued interest payable ..............................................      45,474       36,275
  Increase in other long-term liabilities ...........................................       4,301        4,520
                                                                                        ---------    ---------
    Net cash flows provided by operating activities .................................      56,490       66,564
                                                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net ...........................................      (4,265)      (5,162)
  Investment in Buffington Harbor, L.L.C ............................................      (1,299)         (23)
  CRDA Investments ..................................................................      (3,205)      (3,383)
  Note receivable from 29 Palms Tribe ...............................................          --       (1,683)
                                                                                        ---------    ---------
    Net cash flows used in investing activities .....................................      (8,769)     (10,251)
                                                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of long-term debt .........................................................      (2,274)      (5,179)
  Loan costs from additional borrowing ..............................................        (351)          --
                                                                                        ---------    ---------
    Net cash flows used in financing activities .....................................      (2,625)      (5,179)
                                                                                        ---------    ---------

    Net increase in cash and cash equivalents .......................................      45,096       51,134

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................................      95,429      119,173
                                                                                        ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................................   $ 140,525    $ 170,307
                                                                                        =========    =========

CASH INTEREST PAID ..................................................................   $   1,907    $   9,903
                                                                                        =========    =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Purchase of property and equipment under capital lease obligations ..................   $   2,491    $   1,455
                                                                                        =========    =========
Accumulated Other Comprehensive Loss ................................................   $      --    $     110
                                                                                        =========    =========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                     ASSETS

                                                      December 31,   March 31,
                                                          2001          2002
                                                      ------------  -----------
                                                                    (unaudited)

CURRENT ASSETS:
   Cash and cash equivalents........................  $    119,169  $   170,303
   Receivables, net.................................        47,328       44,049
   Inventories......................................        11,658       11,495
   Prepaid expenses and other current assets........         9,120        7,699
                                                      ------------  -----------
         Total Current Assets.......................       187,275      233,546

INVESTMENT IN BUFFINGTON HARBOR, L.L.C..............        33,889       33,310

INVESTMENT IN TRUMP'S CASTLE PIK NOTES..............       105,940      110,242

PROPERTY AND EQUIPMENT, NET.........................     1,797,487    1,785,085
DEFERRED BOND AND LOAN ISSUANCE COSTS, NET..........        21,129       19,572

OTHER ASSETS (Note 3)...............................        73,727       76,387
                                                      ------------  -----------

Total Assets........................................  $  2,219,447  $ 2,258,142
                                                      ============  ===========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Current maturities of long-term debt.............  $     20,218  $    19,145
   Accounts payable and accrued expenses............       144,042      146,010
   Due to affiliates, net...........................            17          446
   Accrued interest payable.........................        38,580       79,654
                                                      ------------  -----------
         Total Current Liabilities..................       202,857      245,255

LONG-TERM DEBT, net of current maturities...........     1,881,636    1,880,646
OTHER LONG-TERM LIABILITIES.........................        33,191       37,598
                                                      ------------  -----------
Total Liabilities...................................     2,117,684    2,163,499
                                                      ------------  -----------

PARTNERS' CAPITAL:
Partners' capital...................................       652,503      652,503
Accumulated deficit.................................      (530,166)    (537,396)
Accumulated other comprehensive loss................          (374)        (264)
Less stock of THCR..................................       (20,200)     (20,200)
                                                      ------------  -----------
Total Partners' Capital.............................       101,763       94,643
                                                      ------------  -----------

Total Liabilities and Partners' Capital.............  $  2,219,447  $ 2,258,142
                                                      ============  ===========

   The accompanying notes are an integral part of these condensed consolidated balance sheets.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2002
                                   (unaudited)
                             (dollars in thousands)

                                                               Three Months Ended
                                                                   March 31,
                                                             ----------------------
                                                                2001         2002
                                                             ---------    ---------
REVENUES:
   Gaming .................................................  $ 292,978    $ 311,438
   Rooms ..................................................     18,066       18,835
   Food and Beverage ......................................     30,984       30,334
   Other ..................................................      7,592        8,716
                                                             ---------    ---------
   Gross Revenues .........................................    349,620      369,323
   Less -- Promotional allowances (Note 4) ................     68,126       68,148
                                                             ---------    ---------
   Net Revenues ...........................................    281,494      301,175
                                                             ---------    ---------

COSTS AND EXPENSES:
   Gaming (Note 4) ........................................    152,253      148,548
   Rooms ..................................................      7,342        7,662
   Food and Beverage ......................................      9,876       10,640
   General and Administrative .............................     65,776       64,594
   Depreciation and Amortization ..........................     18,875       19,418
   Debt Renegotiation Costs (Note 5) ......................         --        2,115
                                                             ---------    ---------
                                                               254,122      252,977
                                                             ---------    ---------
Income from operations ....................................     27,372       48,198
                                                             ---------    ---------

NON-OPERATING INCOME AND (EXPENSES):
   Interest income ........................................      1,081          482
   Interest expense .......................................    (54,353)     (55,215)
   Other non-operating income (expense) ...................        130          (93)
                                                             ---------    ---------
                                                               (53,142)     (54,826)
                                                             ---------    ---------

Loss before equity in loss of Buffington Harbor, L.L.C. ...    (25,770)      (6,628)
Equity in loss of Buffington Harbor, L.L.C ................       (798)        (602)
                                                             ---------    ---------

NET LOSS ..................................................  $ (26,568)   $  (7,230)
                                                             =========    =========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (unaudited)
                             (dollars in thousands)

                                                                            Accumulated
                                                                               Other
                                             Partners'      Accumulated     Comprehensive         THCR
                                              Capital         Deficit           Loss          Common Stock       Total
                                            -----------     -----------     -------------     ------------    ----------
Balance, December 31, 2001 .............    $   652,503     $  (530,166)     $       (374)      $  (20,200)   $  101,763
Net Loss ...............................             --          (7,230)               --               --        (7,230)
Change in value of interest rate
 swap ..................................             --              --               110               --           110
                                                                                                              ----------
   Total Comprehensive loss ............             --              --                --               --        (7,120)
                                            -----------     -----------      ------------       ----------    ----------
Balance, March 31, 2002 ................    $   652,503     $  (537,396)     $       (264)      $  (20,200)   $   94,643
                                            ===========     ===========      ============       ==========    ==========

   The accompanying notes are an integral part of this condensed consolidated financial statement.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2002
                                   (unaudited)
                             (dollars in thousands)

                                                                                    2001         2002
                                                                                 ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss ......................................................................  $ (26,568)   $  (7,230)
Adjustments to reconcile net loss to net cash flows from operating activities:
    Issuance of debt in exchange for accrued interest .........................      4,143        4,799
    Non-cash increase in Trump's Castle PIK Notes .............................     (3,762)      (4,302)
    Equity in loss of Buffington Harbor, L.L.C ................................        798          602
    Depreciation and amortization .............................................     18,875       19,418
    Accretion of discounts on mortgage notes ..................................      1,550        1,772
    Amortization of deferred loan costs .......................................      1,514        1,629
    Provision for losses on receivables .......................................      1,912        1,759
    Valuation allowance of CRDA investments and amortization of Indiana
        gaming costs ..........................................................      2,210        1,364
    Gain on disposition of property ...........................................       (128)          --
    (Increase) decrease in receivables ........................................     (4,883)       1,518
    Decrease in inventories ...................................................        325          164
    Decrease in other current assets ..........................................      2,112        1,162
    Increase in due to affiliates .............................................        753          429
    (Increase) decrease in other assets .......................................       (521)         800
    Increase in accounts payable and accrued expenses .........................      8,385        1,885
    Increase in accrued interest payable ......................................     45,474       36,275
    Increase in other long-term liabilities ...................................      4,301        4,520
                                                                                 ---------    ---------
        Net cash flows provided by operating activities .......................     56,490       66,564
                                                                                 ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment, net ...................................     (4,265)      (5,162)
    Investment in Buffington Harbor, L.L.C ....................................     (1,299)         (23)
    CRDA Investments ..........................................................     (3,205)      (3,383)
    Note receivable from 29 Palms Tribe .......................................         --       (1,683)
                                                                                 ---------    ---------
        Net cash flows used in investing activities ...........................     (8,769)     (10,251)
                                                                                 ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of long-term debt .................................................     (2,274)      (5,179)
    Loan costs from additional borrowing ......................................       (351)          --
                                                                                 ---------    ---------
    Net cash flows used in financing activities ...............................     (2,625)      (5,179)
                                                                                 ---------    ---------

Net increase in cash and cash equivalents .....................................     45,096       51,134

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..............................     95,425      119,169
                                                                                 ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................................  $ 140,521    $ 170,303
                                                                                 =========    =========

CASH INTEREST PAID ............................................................  $   1,907    $   9,903

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Purchase of property and equipment under capital lease obligations ............  $   2,491    $   1,455
                                                                                 =========    =========
Accumulated Other Comprehensive Loss ..........................................  $      --    $     110
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

(1) Organization and Operations

     The accompanying condensed consolidated financial statements include those of Trump Hotels & Casino Resorts, Inc., a Delaware corporation ("THCR"), Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings"), and Subsidiaries (as defined). THCR Holdings is currently owned approximately 63.4% by THCR, as both a general and limited partner, and approximately 36.6% by Donald J. Trump ("Trump"), as a limited partner. Trump's limited partnership interest in THCR Holdings represents his economic interests in the assets and operations of THCR Holdings. Such limited partnership interest is convertible at Trump's option into 13,918,723 shares of THCR's common stock, par value $.01 per share (the "THCR Common Stock") (subject to certain adjustments), and if converted, would give Trump ownership of 43.6% of the THCR Common Stock (including his current personal share ownership) or 45.6%
(assuming currently exercisable options held by Trump were exercised). Accordingly, the accompanying condensed consolidated financial statements include those of (i) THCR and its 63.4% owned subsidiary, THCR Holdings, and
(ii) THCR Holdings and its wholly owned subsidiaries.

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

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 2001 filed with the SEC.

     The casino industry in Atlantic City and Indiana is seasonal in nature. Accordingly, results of operations for the period ended March 31, 2002 are not necessarily indicative of the operating results for a full year.

     THCR, THCR Holdings and Trump Hotels & Casino Resorts Funding, Inc., a Delaware corporation ("THCR Funding"), have no operations and their ability to service their debt is dependent on the successful operations of the following subsidiaries of THCR Holdings (the "Subsidiaries"): (i) Trump Atlantic City Associates, a New Jersey general partnership ("Trump AC"), which is comprised of Trump Taj Mahal Associates, a New Jersey general partnership ("Taj Associates"), and Trump Plaza Associates, a New Jersey general partnership ("Plaza Associates"); (ii) Trump Indiana, Inc., a Delaware corporation ("Trump Indiana"); and (iii) Trump's Castle Associates, L.P., a New Jersey limited partnership ("Castle Associates") d/b/a Trump Marina Hotel Casino ("Trump Marina"). THCR, through THCR Holdings and its subsidiaries, is the exclusive vehicle through which Trump engages in new gaming activities in emerging and established gaming jurisdictions.

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

(2) Financial Information

         Financial information relating to THCR Funding is as follows:

                                                                              December 31,            March 31,
                                                                                  2001                  2002
                                                                              ------------           -----------
                                                                                                     (unaudited)
         Total Assets (including THCR Holdings' 15 1/2% Senior Secured
             Notes due 2005 ("the Senior Notes") receivable of
             $145,000,000 at December 31, 2001 and March 31,
             2002) (a) ....................................................   $ 154,252,000         $ 151,555,000
                                                                              =============         =============

         Total Liabilities and Capital (including $145,000,000 of
             Senior Notes due 2005) .......................................   $ 154,252,000         $ 151,555,000
                                                                              =============         =============


                                                                                  Three Months Ended March 31,
                                                                                   2001                  2002
                                                                              -------------         -------------
         Interest Income from THCR Holdings ...............................   $   5,619,000         $   5,619,000

         Interest Expense .................................................   $   5,619,000         $   5,619,000
                                                                              -------------         -------------

         Net Income .......................................................   $          --         $          --
                                                                              =============         =============

       (a) THCR Enterprises, LLC, a wholly-owned subsidiary of THCR Holdings, purchased $35,500,000 of these Senior Notes during 2000 having an aggregate principal amount of $35,500,000.

(3) Other Assets

     Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City. At December 31, 2001 and March 31, 2002, other assets include $8,014,000, which Plaza Associates believes will be recoverable on the settlement of the appeal.

     During the three months ended March 31, 2002, Trump Indiana paid a sales tax assessed by the State of Indiana relating to its vessel in the amount of $1,800,000. As this assessment is being appealed by Trump Indiana, it has been included in Other Assets. Trump Indiana believes that the $1,800,000 will be recoverable on settlement of the appeal.

                      TRUMP HOTELS & CASINO RESORTS, INC.,
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                      AND
                  TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


(4) Volume Based Cash Rebates

     In January 2001, the Emerging Issues Task Force (EITF) reached a consensus on certain issues within Issue No. 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future," (EITF 00-22). Application of EITF 00-22 is required for interim and annual periods ending after February 15, 2001. EITF 00-22 requires volume-based cash rebates to be classified as a reduction of revenue. Accordingly, such additional rebates of $32,639,000 in the three months ended March 31, 2001 have been re-classified as promotional allowances. THCR previously classified these expenditures as a gaming expense. Prior period amounts have been reclassified to conform with the current presentation.

(5) Debt Renegotiation Costs

        The Company previously announced that it was seeking to refinance or modify the terms of THCR's and its subsidiaries' public debt issues, which was approximately $1,700,000,000 aggregate principal amount as of March 31, 2002. During the three months ended March 31, 2002, debt renegotiation costs of $2,115,000 were incurred: $1,570,000 by Trump AC on its $1,300,000,000 outstanding debt, $471,000 by Trump Marina and $74,000 by THCR Holdings. Trump AC has since terminated such efforts.

(6) Subsequent Events

     On April 15, 2002, THCR Management Services, LLC ("THCR Management"), an indirect, wholly-owned subsidiary of THCR Holdings, received approval from the National Indian Gaming Commission of its five-year management agreement with the Twenty-Nine Palms Band of Luiseno Mission Indians of California ("29 Palms Tribe"). Under the management agreement, THCR Management will manage the day-to-day operations of Trump 29 Casino, which opened on April 2, 2002 in Coachella, California.

     On April 24, 2002, the Company announced that two of its wholly-owned subsidiaries, Trump Casino Holdings, LLC and Trump Casino Funding, Inc., were offering for private placement to qualified institutional buyers, $470,000,000 aggregate principal amount of a new issue of first mortgage notes due 2010. The proposed offering has been modified to consist of two tranches, $340,000,000 first mortgage notes and $130,000,000 second mortgage notes. The issuers intend to use the net proceeds of the offering, if consummated, to redeem, repay or acquire substantially all of the outstanding public indebtedness of Castle Associates and THCR Holdings and the bank debt of Trump Indiana. The proposed offering is subject to the prior approval of the New Jersey Casino Control Commission and the Indiana Gaming Commission. The interest rates on the notes and other terms are to be determined.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report includes "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "plans," "forecasts" or "continue" or the negatives of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations include business, competition, regulatory and other uncertainties and contingencies discussed in this report that are difficult or impossible to predict and which are beyond our control. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this document. These forward-looking statements speak only as of the date of this report. We do not intend to update these statements unless the securities laws require us to do so.

     In this section, the words "Company," "we," "our," "ours," and "us" refer to Trump Hotels & Casino Resorts, Inc. ("THCR") and its wholly owned subsidiary, Trump Hotels & Casino Resorts Holdings, L.P. ("THCR Holdings") and its wholly-owned subsidiaries, unless otherwise noted. We, through one or more wholly-owned subsidiaries, own and operate four casinos. Three of the four casinos are located in Atlantic City, New Jersey: (i) the Trump Plaza Hotel and Casino ("Trump Plaza"), (ii) the Trump Taj Mahal Casino Resort (the "Taj Mahal") and (iii) the Trump Marina Hotel Casino ("Trump Marina," and together with the Trump Plaza and the Taj Mahal, "the Trump Atlantic City Properties"). The fourth is a riverboat casino docked in Buffington Harbor on Lake Michigan in Indiana (the "Indiana Riverboat," and together with the Trump Atlantic City Properties, the "Trump Casino Properties"). We also manage Trump 29 Casino located in the Palm Springs, California area ("Trump 29 Casino") pursuant to a five-year management agreement with the Twenty-Nine Palms Band of Luiseno Mission Indians of California, a sovereign Native American nation (the "29 Palms Tribe"). Terms not defined in this section shall have the meanings ascribed to them elsewhere in this Quarterly Report on Form 10-Q.

General

     The Company Has Substantial Indebtedness.

     The Company has substantial indebtedness. At March 31, 2002, the Company's long-term debt was approximately $1.9 billion and its ratio of debt to capital was approximately 22 to 1. Interest expense as a percentage of net revenues was 19.3% and 18.3% for the three months ended March 31, 2001 and 2002, respectively.

     The Company previously announced that it was seeking to refinance or modify the terms of THCR's and its subsidiaries' public debt issues. Recently, the Company announced that two of its recently formed wholly-owned subsidiaries were offering for private placement to qualified institutional buyers, pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, $470 million aggregate principal amount of a new issue of first mortgage notes due 2010. The proposed offering has been modified to consist of two tranches: (i) $340 million first mortgage notes due 2010 and (ii) $130 million second mortgage notes due 2010. The interest rates of the first mortgage notes and second mortgage notes, as well as other terms of the offering, have to be determined. There can be assurances, however, that the offering will be completed as proposed or otherwise.

     The net proceeds of the offering, if consummated, will be used to redeem, repay or acquire substantially all of the outstanding public indebtedness of Castle Associates ($323.4 million aggregate pricinpal amount) and THCR Holdings ($109.5 million aggregate principal amount) and the bank debt of Trump Indiana ($24.2 million aggregate principal amount). The offering is conditioned upon obtaining certain approvals, including the New Jersey Casino Control Commission and the Indiana Gaming Commission. If refinancing these public debt issues cannot be consummated, the Registrants will consider other options. There can be no assurances, however, that any such alternatives could be successfully completed.

     The primary reason to refinance or modify THCR's and its subsidiaries public debt issues is to extend their maturity and to reduce the high levels of interest expense associated with such indebtedness in order to devote more resources to capital expenditures at the Trump Atlantic City Properties. Capital expenditures, such as room refurbishments, amenity upgrades and new gaming equipment, are necessary to preserve the competitiveness of the Trump Casino Properties. The Atlantic City market is very competitive and is anticipated to become more competitive in the future. Management believes that the Company must provide for capital expenditures that it believes are necessary to compete effectively. Management believes that, based upon its current cash flow forecasts for 2002, THCR and its subsidiaries will have sufficient cash flows to meet their respective debt service and operating expense requirements throughout 2002.

     In February 2002, we had discussions with a committee (the "TAC Notes Committee") comprised of certain holders of the public debt of Trump AC (the "Trump AC Mortgage Notes"). Discussions with the TAC Notes Committee did not result in a transaction, and we have not had any subsequent meetings with the TAC Notes Committee. Also, we have terminated our agreement with our financial advisor pertaining to the Trump AC Mortgage Notes.

     The Company may seek to modify or refinance the Trump AC Mortgage Notes in the future if market conditions are favorable, although no transaction is imminent and there can be no assurances that a transaction will occur or be proposed in the future. As noted above, however, management believes that, based upon its current cash flow forecasts for 2002, Trump AC will have sufficient cash flows to meet its debt service and operating expense requirements throughout 2002 without a transaction.

     The ability of THCR Holdings and its subsidiaries to service the debt on which they are obligated depends primarily on the ability of the Trump Casino Properties to generate cash from operations sufficient for such purposes. In the case of principal payments at maturity, the ability to refinance such indebtedness is also important. The Trump Atlantic City Properties themselves have substantial indebtedness and debt service requirements. The future operating performance of the Trump Casino Properties is subject to general economic conditions, industry conditions, including competition and regulatory matters, and numerous other factors, many of which are unforeseeable or are beyond the control of the Trump Casino Properties. There can be no assurance that the future operating performance of the Trump Casino Properties will be sufficient to generate the cash flows required to meet the debt service obligations of the Trump Casino Properties or THCR Holdings. The ability of the Trump Casino Properties and THCR Holdings to pay the principal amount of their public debt at maturity (whether scheduled or by acceleration thereof) is primarily dependent upon their ability to obtain refinancing. There is also no assurance that the general state of the economy, the status of the capital markets generally, or the receptiveness of the capital markets to the gaming industry or to the Company will be conducive to refinancing debt at any given time.

     The ability of the Trump Casino Properties to distribute funds to THCR Holdings for purposes of THCR Holdings making interest payments on its indebtedness is also limited by various covenants that bind such companies, including financial ratios that require certain levels of cash flow be achieved as a condition to the distribution of funds to THCR Holdings. Under such restrictions, there can be no assurances that THCR Holdings will be provided with funds from its subsidiaries sufficient to pay interest on its indebtedness if operating results were to deteriorate.

     We Do Not Know How the Borgata, When Opened, Will Affect Us.

     In September 2000, Boyd Gaming and MGM Mirage commenced their joint development of a 25-acre site located in the Marina District of Atlantic City for the construction of the "Borgata," a Tuscan-style casino expected to feature a 40-story tower with 2,010 rooms and suites, as well as a 135,000 square-foot casino, restaurants, retail shops, a spa and pool, and entertainment venues. Construction of the Borgata is scheduled to be completed in the third quarter of 2003, and is estimated to cost approximately $1.0 billion. While we believe that the opening of the Borgata will attract additional visitors to Atlantic City, especially to the Marina district which could benefit our Trump Marina property, it is also possible that the Borgata could have an adverse effect on the business and operations of the Trump Atlantic City Properties. This potential adverse effect could include a reduction in net revenues caused by a loss of gaming patrons. Also, substantial new expansion and development activity has recently been completed or has been announced in Atlantic City which further intensifies competitive pressure in the Atlantic City market and which could have an adverse effect on our patronage and revenues.

     New York Has Enacted Gaming Legislation Which May Harm Our Trump Atlantic City Properties and Other States May Do So In The Future.

     In October 2001, the New York State legislature passed extensive legislation that could adversely affect the Company. The legislation permits three new casinos in western New York, one in Niagara Falls, one in Buffalo and one on land owned by the Seneca Indian Nation, all of which would be owned by the Seneca Indian Nation. It is possible that the Niagara Falls and Buffalo casinos could be open within a year. The legislation also permits up to three casinos in the Catskills in Ulster and Sullivan counties, also to be owned by Native Americans, which could open as early as mid-2005. In addition, slot machines would be allowed to be placed in Indian-owned casinos. Video lottery terminals would be installed and five horse racing tracks across the state of New York and, if local governments approve, at certain other tracks. Finally, the law provides for New York joining the Powerball lottery that operates in 26 states with large jackpots. The net effect of these facilities and other items, when operational, on Atlantic City cannot be predicted. The Company believes, however, that a substantial amount of existing and potential new gaming customers could patronize such facilities instead of Atlantic City, at least occasionally. On January 29, 2002, a lawsuit was commenced contesting the above legislation package on the grounds that certain of its provisions were adopted in violation of the State's constitution. The likely outcome of this lawsuit cannot be ascertained at this time.

     We also believe that Ohio, Pennsylvania, Virginia and Delaware are among the other states currently contemplating some form of gaming legislation. Since our market is primarily a drive-to market, legalized gambling in one or more states neighboring or within close proximity to New Jersey could have an adverse effect on the Atlantic City gaming industry overall, including THCR and the Trump AC Properties.

     Our Business is Subject to a Variety of Other Risks and Uncertainties.

     As noted elsewhere, our financial condition and results of operations could be affected by many events that are beyond our control, such as (i) capital market conditions which could affect our ability to raise capital or pursue other alternatives, (ii) future acts of terrorism and their impact on capital markets, consumer behavior and operating expenses, (iii) competition from existing and potential new competitors in Atlantic City and other nearby markets, which is likely to increase over the next five years, (iv) possible increases in gasoline prices which could discourage auto travel to Atlantic City, and (v) adverse weather conditions. Good weather is particularly important to the relative performance of our Trump Atlantic City Properties especially in the winter months and our improved performance in the first quarter of 2002 is partially attributable to mild weather conditions in the Northeast during such period, as well as to expense reduction. Also, the cost of obtaining insurance is likely to increase significantly in the wake of September 11, 2001. If certain coverages are not available or are not available at a reasonable cost, we will be self-insured for such risks.

Critical Accounting Policies

     The preparation of our financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgements and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

     Certain of our accounting policies require higher degrees of judgement than others in their application. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 2001 filed with the SEC.

     Recent Accounting Pronouncements

     In January 2001, the Emerging Issues Task Force ("EITF") reached a consensus on certain issues within Issue No. 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future" ("EITF 00-22"). Application of EITF 00-22 is required for interim and annual periods ending after February 15, 2001. EITF 00-22 requires volume-based cash rebates to be classified as a reduction of revenue. Accordingly, such additional rebates of $32,639,000 in the three months ended March 31, 2001 have been re-classified as promotional allowances. THCR previously classified these expenditures as a gaming expense. Prior period amounts have been reclassified to conform with the current presentation.

Financial Condition -

Liquidity and Capital Resources

     Cash flows from operating activities of the Company's owned and managed casino properties are the Company's sole source of liquidity. The Company's ability to borrow funds for its liquidity needs is severely restricted by covenants in the various indentures governing its public debt issues and by its already high levels of indebtedness. Sources of the Company's short-term and long-term liquidity include: (i) table win, (ii) slot win, (iii) room occupancy,
(iv) food and beverage sales and (v) miscellaneous items, less promotional expenses. Although we expect the Company to have sufficient liquidity from the operating activities of the Trump Casino Properties to meet its short-term obligations, there can be no assurances in this regard. A variety of factors, including a decrease or change in the demand for our services, could have a material adverse effect on our liquidity.

     The Trump Casino Properties compete with other Atlantic City casino/hotels on the basis of the quality of their guests' experience. We seek to provide high-quality service and amenities and a first class casino gaming experience. In a competitive marketplace like Atlantic City, the ability to offer a high-quality casino gaming experience is largely dependant upon the quality of customer service, the array of games offered, the attractiveness of a casino/hotel and on extent and quality of the facilities and amenities.

     Because the Company has substantial indebtedness and related interest expenses, its capital expenditures in recent years has been limited. Moreover, the Company has not been able to pursue various capital expansion plans, such as the addition of more hotel rooms.

                         TRUMP HOTELS AND CASINO RESORTS
                       CONSOLIDATING CAPITAL EXPENDITURES
                                 (IN THOUSANDS)

                                                                   TOTAL
                                       TAJ            PLAZA        TRUMP      TRUMP       TRUMP        THCR       THCR
                                    ASSOCIATES     ASSOCIATES        AC       MARINA     INDIANA     HOLDINGS    CONSOL.
                                    ----------     ----------     --------    -------    -------     --------   --------
FOR THE THREE MONTHS
     ENDED MARCH 31, 2001
Purchase of Property & Equipment    $    1,705     $      260     $  1,965    $ 1,140    $ 1,060     $    100   $  4,265
Capital Lease Additions (A)              2,413             78        2,491         --         --           --      2,491
                                    ----------     ----------     --------    -------    -------     --------   --------
Total Capital Expenditures          $    4,118     $      338     $  4,456    $ 1,140    $ 1,060     $    100   $  6,756
                                    ==========     ==========     ========    =======    =======     ========   ========
FOR THE THREE MONTHS
     ENDED MARCH 31, 2002
Purchase of Property & Equipment    $    2,153     $      862     $  3,015    $   803    $ 1,304     $     40   $  5,162
Capital Lease Additions (A)              1,455             --        1,455         --         --           --      1,455
                                    ----------     ----------     --------    -------    -------     --------   --------
Total Capital Expenditures          $    3,608     $      862     $  4,470    $   803    $ 1,304     $     40   $  6,617
                                    ==========     ==========     ========    =======    =======     ========   ========

(A) Capital lease additions for Trump AC were principally slot machines and a telephone system.

Results of Operations: Operating Revenues and Expenses

     All business activities of THCR and THCR Holdings are conducted by Plaza Associates, Taj Associates, Castle Associates (d/b/a Trump Marina) and Trump Indiana.

     Comparison of Three-Month Periods Ended March 31, 2001 and 2002. The following tables include selected data of Plaza Associates, Taj Associates, Trump Indiana and Trump Marina.

                                                                    Three Months Ended March 31, 2001
                                            -----------------------------------------------------------------------------
                                                Plaza            Taj            Trump           Trump            THCR
                                              Associates      Associates       Indiana          Marina      Consolidated*
                                            --------------   ------------   -------------    ------------   -------------
                                                                        (dollars in millions)
Revenues:
Gaming ...................................  $         80.3   $      119.4   $        31.1    $       62.1   $       293.0
Other ....................................            17.5           24.3             2.3            12.6            56.6
                                            --------------   ------------   -------------    ------------   -------------
Gross Revenues ...........................            97.8          143.7            33.4            74.7           349.6
Less: Promotional Allowances .............            21.6           27.0             3.2            16.4            68.1
                                            --------------   ------------   -------------    ------------   -------------
Net Revenues .............................            76.2          116.7            30.2            58.3           281.5
                                            --------------   ------------   -------------    ------------   -------------
Costs and Expenses:
Gaming ...................................            43.7           61.6            15.9            31.1           152.3
Other ....................................             4.5            8.5             1.6             2.6            17.2
General & Administrative .................            16.6           24.5             7.6            16.5            65.8
Depreciation & Amortization ..............             4.1            8.5             1.9             4.3            18.8
                                            --------------   ------------   -------------    ------------   -------------
Total Costs and Expenses .................            68.9          103.1            27.0            54.5           254.1
                                            --------------   ------------   -------------    ------------   -------------
Income from Operations ...................             7.3           13.6             3.2             3.8            27.4
                                            --------------   ------------   -------------    ------------   -------------
Non-operating Income .....................             0.1            0.2             0.1             0.2             1.2
Interest Expense .........................           (11.8)         (23.2)           (1.2)          (14.6)          (54.4)
                                            --------------   ------------   -------------    ------------   -------------
Total Non-operating Expense, Net .........           (11.7)         (23.0)           (1.1)          (14.4)          (53.2)
                                            --------------   ------------   -------------    ------------   -------------
Loss in Joint Venture ....................              --             --            (0.8)             --            (0.8)
                                            --------------   ------------   -------------    ------------   -------------
Income (Loss) before Minority Interest ...  $         (4.4)  $       (9.4)  $         1.3    $      (10.6)  $       (26.6)
                                            ==============   ============   =============    ============
Minority Interest ........................                                                                            9.7
                                                                                                            -------------
Net Loss .................................                                                                  $       (16.9)
                                                                                                            =============


*Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.

                                                                   Three Months Ended March 31, 2002
                                              ----------------------------------------------------------------------------
                                                Plaza            Taj            Trump           Trump            THCR
                                              Associates      Associates       Indiana          Marina       Consolidated*
                                              ----------      ----------      ---------         -------      -------------
                                                                         (dollars in millions)
Revenues:

Gaming .....................................  $     81.5      $   129.9       $    32.7         $  67.3      $    311.4

Other ......................................        16.6           26.4             2.2            12.8            57.9
                                              ----------      ---------       ---------         -------      ----------
Gross Revenues .............................        98.1          156.3            34.9            80.1           369.3

Less: Promotional Allowances ...............        19.9           29.0             3.0            16.3            68.1
                                              ----------      ---------       ---------         -------      ----------
Net Revenues ...............................        78.2          127.3            31.9            63.8           301.2
                                              ----------      ---------       ---------         -------      ----------

Costs and Expenses:

Gaming .....................................        40.4           60.6            16.7            31.0           148.5

Other ......................................         5.2            8.5             1.6             3.1            18.4

General & Administrative ...................        15.7           25.2             6.7            15.9            64.6

Depreciation & Amortization ................         4.3            8.8             1.4             4.9            19.4

Debt Renegotiation Costs ...................          --             --              --             0.5             2.1
                                              ----------      ---------       ---------         -------      ----------
Total Costs and Expenses ...................        65.6          103.1            26.4            55.4           253.0
                                              ----------      ---------       ---------         -------      ----------
Income from Operations .....................        12.6           24.2             5.5             8.4            48.2
                                              ----------      ---------       ---------         -------      ----------
Non-operating Income .......................         0.1            0.1              --              --             0.4

Interest Expense ...........................       (11.8)         (23.3)           (1.1)          (15.6)          (55.2)
                                              ----------      ---------       ---------         -------      ----------
Total Non-operating Expense, Net ...........       (11.7)         (23.2)           (1.1)          (15.6)          (54.8)
                                              ----------      ---------       ---------         -------      ----------
Loss in Joint Venture ......................          --             --            (0.6)             --            (0.6)
                                              ----------      ---------       ---------         -------      ----------
Income(Loss) before Minority Interest ......  $      0.9      $     1.0       $     3.8         $  (7.2)     $     (7.2)
                                              ==========      =========       =========         =======
Minority Interest ..........................                                                                        2.6
                                                                                                             ----------
Net Loss ...................................                                                                 $     (4.6)
                                                                                                             ==========

* Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.

                                                                 Three Months Ended March 31, 2001
                                            ----------------------------------------------------------------------------
                                              Plaza            Taj            Trump           Trump            THCR
                                            Associates      Associates       Indiana          Marina       Consolidated*
                                            ----------      ----------      ---------         -------      -------------
                                                                       (dollars in millions)
Table Game Revenues .....................   $     26.2      $    34.8       $    6.5          $  15.0      $     82.6

Table Game Drop .........................   $    140.9      $   239.8       $   37.8          $  91.6      $    510.1

Table Win Percentage ....................         18.6%          14.5%          17.3%            16.3%           16.2%

Number of Table Games ...................           98            143             52               76             369

Slot Revenues ...........................   $     54.1      $    79.1       $   24.6          $  47.0      $    204.8

Slot Handle .............................   $    707.0      $ 1,037.1       $  351.0          $ 612.9      $  2,708.0

Slot Win Percentage .....................          7.7%           7.6%           7.0%             7.7%            7.6%

Number of Slot Machines .................        2,844          4,664          1,264            2,531          11,303

Other Gaming Revenues ...................   $      N/A      $     5.5       $    N/A          $   0.1      $      5.6

Total Gaming Revenues ...................   $     80.3      $   119.4       $   31.1          $  62.1      $    293.0


                                                              Three Months Ended March 31, 2002
                                      ----------------------------------------------------------------------------------
                                         Plaza             Taj            Trump            Trump               THCR
                                      Associates       Associates        Indiana          Marina           Consolidated
                                      ----------       ----------        -------          ------           -------------
                                                                    (dollars in millions)
Table Game Revenues ................   $   25.7        $    39.4        $    6.3        $    15.9          $      87.3
Incr (Decr) over prior period ......   $   (0.5)       $     4.6        $   (0.2)       $     0.9          $       4.7
Table Game Drop ....................   $  143.1        $   225.7        $   34.7        $    85.4          $     488.9
Incr (Decr) over prior period ......   $    2.2        $   (14.1)       $   (3.1)       $    (6.2)         $     (21.2)
Table Win Percentage ...............       17.9%            17.4%           18.2%            18.6%                17.9%
Incr (Decr) over prior period ......       (0.7) pts.        2.9 pts.        0.9 pts.         2.3 pts.             1.7 pts.
Number of Table Games ..............         88              139              50               80                  357
Incr (Decr) over prior period ......        (10)              (4)             (2)               4                  (12)
Slot Revenues ......................   $   55.8        $    85.0        $   26.4        $    51.3          $     218.5
Incr (Decr) over prior period ......   $    1.7        $     5.9        $    1.8        $     4.3          $      13.7
Slot Handle ........................   $  702.9        $ 1,100.7        $  347.2        $   649.0          $   2,799.8
Incr (Decr) over prior period ......   $   (4.1)       $    63.6        $   (3.8)       $    36.1          $      91.8
Slot Win Percentage ................        7.9%             7.7%            7.6%             7.9%                 7.8%
Incr (Decr) over prior period ......        0.2 pts.         0.1 pts.        0.6 pts.         0.2 pts.             0.2 pts.
Number of Slot Machines ............      2,844            4,857           1,459            2,523               11,683
Incr (Decr) over prior period ......          0              193             195               (8)                 380
Other Gaming Revenues ..............   $    N/A        $     5.5        $    N/A        $     0.1          $       5.6
Incr (Decr) over prior period ......   $    N/A        $      --        $    N/A        $      --          $        --
Total Gaming Revenues ..............   $   81.5        $   129.9        $   32.7        $    67.3          $     311.4
Incr (Decr) over prior period ......   $    1.2        $    10.5        $    1.6        $     5.2          $      18.4

     Gaming revenues are the primary source of THCR's revenues. Table game revenues represent the amount retained by THCR from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers." The Atlantic City industry table game win percentages were 15.2% and
16.2 % for the three months ended March 31, 2001 and 2002, respectively. THCR's table game win percentage was 16.2% and 17.9% for the three months ended March 31, 2001 and 2002, respectively.

     Table games revenues increased $4.7 million or 5.7 % to $87.3 million for the three months ended March 31, 2002 from $82.6 million in the comparable period in 2001. The $4.6 million increase in table games revenue at the Trump Taj Mahal Casino Resort ( the "Taj Mahal") was primarily due to a 2.9 points increase in table win percentage which offset a $14.1 million decrease in table game drop. Although the Trump Plaza Hotel and Casino's ( "Trump Plaza") table game drop increased, the 0.7 point decrease in table win percentage resulted in a $.5 million decrease in table games revenue. Trump Marina's $0.9 million increase in table games revenue is due to a 2.3 points increase in table win percentage which offset a $6.2 million decrease in table game drop. Trump Indiana's $0.2 million decrease in table games revenue was primarily due to a $3.1 million decrease in table game drop, which was negatively affected by increasing competition in the Indiana and Illinois market for table game play and the general decrease in table game play experienced throughout the casino industry. The decrease in table game drop was partially offset by a 0.9 point increase in table win percentage.

     Slot revenues increased $13.7 million or 6.7 % to $218.5 million for the three months ended March 31, 2002 from $204.8 million in the comparable period in 2001. Increased slot handle of $63.6 million at the Taj Mahal and $36.1 million at Trump Marina primarily contributed to their respective increases in slot revenues. Trump Plaza's slot revenues increased $1.7 million due to a 0.2 point increase in slot win percentage which totally offset a $4.1 million decrease in slot handle. Trump Indiana's slot revenues increased $1.8 million due to a 0.6 point increase in slot win percentage which totally offset a $3.8 million decrease in slot handle. Overall, slot revenues increased primarily as a result of improved slot product on the casino floor, management's continued focus on marketing initiatives and customer service as well as favorable weather conditions in the Atlantic City area.

     Gaming costs and expenses were $148.5 million for the three months ended March 31, 2002, a decrease of $3.8 million or 2.5% from $152.3 million for the three months ended March 31, 2001. Gaming costs at the Taj Mahal decreased $1.0 million or 1.6% from the comparable period in 2001 and Trump Plaza's gaming costs decreased $3.3 million or 7.6% from the comparable period in 2001 primarily due to decreased payroll expense and more efficient marketing programs. Trump Marina's gaming costs decreased $0.1 million primarily due to decreased promotional expenses achieved by eliminating less profitable programs. Trump Indiana's gaming costs increased $0.8 million or 5.0% from the comparable period in 2001 primarily due to increased gaming taxes associated with the increase in gaming revenues.

     General and administrative expenses were $64.6 million for the three months ended March 31, 2002, a $1.2 million or 1.8% decrease from $65.8 million in the comparable period in 2001. Corporate expenses increased for the three months ended March 31, 2002 from the comparable period in 2001, primarily due to the receipt of an insurance reimbursement which offset legal expenses during the first quarter of 2001.

     THCR has been seeking to refinance or modify the terms of its debt which was approximately $1.7 billion aggregate principal amount as of March 31, 2002. During the three months ended March 31, 2002, debt renegotiation costs of $2.1 million were incurred: $1.5 million by Trump AC on its $1.3 billion outstanding debt, $0.5 million by Trump Marina and $0.1 million by THCR Holdings.

     During the three months ended March 31, 2002, Trump Indiana paid a sales tax assessed by the State of Indiana relating to its vessel in the amount of $1.8 million. As this assessment is being appealed by Trump Indiana, it has been included in Other Assets. Trump Indiana believes that the $1.8 million will be recoverable on settlement of the appeal.

     Seasonality

     The casino industry in Atlantic City and Indiana is seasonal in nature. Accordingly, the results of operations for the period ending March 31, 2002 are not necessarily indicative of the operating results for a full year.

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

     Various other legal proceedings are now pending against THCR. Except as set forth herein and in THCR's Annual Report on Form 10-K for the year ended December 31, 2001, THCR considers all such proceedings to be ordinary litigation incident to the character of its business and not material to its business or financial condition. THCR believes that the resolution of these claims, to the extent not covered by insurance, will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations of THCR.

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5 -- OTHER INFORMATION

     Subsequent Events.

     On April 15, 2002, THCR Management received approval from the National Indian Gaming Commission of its five-year management agreement with the 29 Palms Tribe. Under the management agreement, THCR Management will manage the day-to-day operations of Trump 29 Casino, which opened on April 2, 2002 in Coachella, California.

     On April 24, 2002, the Company announced that two of its wholly-owned subsidiaries, Trump Casino Holdings, LLC and Trump Casino Funding, Inc., were offering for private placement to qualified institutional buyers pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, $470 million aggregate principal amount of a new issue of first mortgage notes due 2010. The proposed offering has been modified to consist of two tranches: (i) $340 million first mortgage notes due 2010 and (ii) $130 million second mortgage notes due 2010. The issuers intend to use the net proceeds of the offering, if consummated, to redeem, repay or acquire substantially all of the outstanding public indebtedness of Castle Associates and THCR Holdings and the bank debt of Trump Indiana. The proposed offering is subject to the prior approval of the New Jersey Casino Control Commission and the Indiana Gaming Commission. The interest rates on the notes and other terms are to be determined.

     On April 26, 2002, the Company filed its definitive proxy statement (the "Proxy Statement") with the SEC relating to the Company's 2002 stockholders' annual meeting (the "Annual Meeting"). The Annual Meeting will be held on Wednesday, June 12, 2002, commencing at 2:00 p.m., local time, at the Trump Taj Mahal Casino Resort, located at 1000 Boardwalk, Atlantic City, New Jersey. Holders of record as of the close of business on April 17, 2002 of shares of THCR Common Stock and THCR Class B Common Stock will be requested to vote in person or by proxy at the Annual Meeting on the following proposals: (i) to elect Messrs. Donald J. Trump, Wallace B. Askins, Don M. Thomas, Peter M. Ryan and Robert J. McGuire to the Board of Directors of THCR; and (ii) to act upon such other business as may properly come before the Annual Meeting or any adjournment or postponement thereof. A copy of THCR's Annual Report for the fiscal year ended December 31, 2001, proxy statement and proxy card for the Annual Meeting were first mailed or given to stockholders entitled to notice of, and to vote at, the Annual Meeting on or about April 26, 2002.

     As explained in the Proxy Statement, due to Arthur Andersen, LLP's federal indictment in March 2002 and the New Jersey Casino Control Commission's (the "CCC") order requiring all New Jersey casino licensees to terminate any ongoing business with Arthur Andersen by May 15, 2002, unless otherwise extended by the CCC, stockholders will not be asked at the Annual Meeting to ratify the Board of Directors' appointment of independent auditors in order to allow the Company's Audit Committee and Board of Directors to carefully consider Arthur Andersen's replacement. Although the Company anticipates completing its selection process of new independent auditors by mid-June 2002, the Company has petitioned the CCC to grant the Company a time extension for Arthur Andersen's termination in order to allow Arthur Andersen to complete ongoing matters for the Company and in order to allow an efficient transition to the Company's new independent auditors.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits:

     None.

     b. Current Reports on Form 8-K:

     On January 17, 2002, the Registrants filed a Current Report on Form 8-K with the SEC therein announcing that THCR had settled a dispute, without admitting or denying any of the allegations, with the SEC pertaining to a press release issued by THCR in October 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TRUMP HOTELS & CASINO RESORTS, INC.

                                       (Registrant)

     Date: May 15, 2002

                                     By: /S/ FRANCIS X. MCCARTHY, JR.
                                     ------------------------------------------
                                         Francis X. McCarthy, Jr.
                                         Executive Vice President of Finance and
                                         Chief Financial Officer
                                         (Duly Authorized Officer and Principal
                                         Financial Officer)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       (Registrant)

     Date: May 15, 2002          By: Trump Hotels & Casino Resorts, Inc.,
                                               its general partner



                                   By:  /S/ FRANCIS X. MCCARTHY, JR.
                                      ------------------------------------------
                                        Francis X. McCarthy, Jr.
                                        Executive Vice President of Finance and
                                        Chief Financial Officer
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
                                     (Registrant)

     Date: May 15, 2002

                                 By: /S/ FRANCIS X. MCCARTHY, JR.
                                 -------------------------------------------
                                     Francis X. McCarthy, Jr.
                                     Executive Vice President of Finance and
                                     Chief Financial Officer
                                     (Duly Authorized Officer and Principal
                                     Financial Officer)