Form 10-Q
period 2002-09-30
TRUMP HOTELS & CASINO RESORTS INC
filed 2002-11-14
CIK 943320

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 1-13794

TRUMP HOTELS & CASINO RESORTS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	13-3818402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Boardwalk Atlantic City, New Jersey	08401
(Address of principal executive offices)	(Zip Code)

(609) 449-6515
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Commission file number: 33-90786

TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
(Exact name of registrant as specified in its charter)

DELAWARE	13-3818407
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Boardwalk Atlantic City, New Jersey	08401
(Address of principal executive offices)	(Zip Code)

(609) 449-6515
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Commission file number: 33-90786

TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	13-3818405
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Boardwalk Atlantic City, New Jersey	08401
(Address of principal executive offices)	(Zip Code)

(609) 449-6515
(Registrant’s telephone number, including area code)

Not Applicable

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

     The number of outstanding shares of Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts, Inc. as of November 14, 2002  was 22,010,027.

     The number of outstanding shares of Class B Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts, Inc. as of November 14, 2002  was 1,000.

      The number of outstanding shares of Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts Funding, Inc.  as of November 14,   2002  was 100.  Trump Hotels  & Casino Resorts  Funding, Inc. meets  the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure information.

TRUMP HOTELS & CASINO RESORTS, INC.,
TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
AND
TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

INDEX TO FORM 10-Q

Page No.

PART I-- FINANCIAL INFORMATION

ITEM 1-- Financial Statements

Condensed Consolidated Balance Sheets of Trump Hotels & Casino Resorts, Inc. as of December 31, 2001 and September 30, 2002 (unaudited)	1

Condensed Consolidated Statements of Operations of Trump Hotels & Casino Resorts, Inc. for the Three and Nine Months Ended September 30, 2001 and 2002 (unaudited)	2

Condensed Consolidated Statement of Stockholders’ Equity of Trump Hotels & Casino Resorts, Inc. for the Nine Months Ended September 30, 2002 (unaudited)	3

Condensed Consolidated Statements of Cash Flows of Trump Hotels & Casino Resorts, Inc. for the Nine Months Ended September 30, 2001 and 2002 (unaudited)	4

Condensed Consolidated Balance Sheets of Trump Hotels & Casino Resorts Holdings, L.P. as of December 31, 2001 and September 30, 2002 (unaudited)	5

Condensed Consolidated Statements of Operations of Trump Hotels & Casino Resorts Holdings, L.P. for the Three and Nine Months Ended September 30, 2001 and 2002 (unaudited)	6

Condensed Consolidated Statement of Partners’ Capital of Trump Hotels & Casino Resorts Holdings, L.P. for the Nine Months Ended September 30, 2002 (unaudited)	7

Condensed Consolidated Statements of Cash Flows of Trump Hotels & Casino Resorts Holdings, L.P. for the Nine Months Ended September 30, 2001 and 2002 (unaudited)	8

Notes to Condensed Consolidated Financial Statements of Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Hotels & Casino Resorts Funding, Inc. (unaudited)	9

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk	24

ITEM 4 – Controls and Procedures	24

PART II -- OTHER INFORMATION

ITEM 1 – Legal Proceedings	25

ITEM 2 – Changes in Securities and Use of Proceeds	25

ITEM 3 – Defaults Upon Senior Securities	25

ITEM 4 – Submission of Matters to a Vote of Security Holders	25

ITEM 5 – Other Information	25

ITEM 6 – Exhibits and Reports on Form 8-K	26

SIGNATURES

Signature – Trump Hotels & Casino Resorts, Inc.	27

Signature – Trump Hotels & Casino Resorts Holdings, L.P.	27

Signature – Trump Hotels & Casino Resorts Funding, Inc.	27

CERTIFICATIONS	28-33

EXHIBIT INDEX	34

i

PART I -  FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS

TRUMP HOTELS & CASINO RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 31, 2001	September 30, 2002

		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$119,173	$177,095
Receivables, net	47,328	40,184
Inventories	11,658	11,547
Advances to affiliates, net	—	40
Prepaid expenses and other current assets	9,120	13,716

Total Current Assets	187,279	242,582
INVESTMENT IN BUFFINGTON HARBOR, L.L.C.	33,889	32,108
INVESTMENT IN TRUMP’S CASTLE PIK NOTES	105,940	119,293
PROPERTY AND EQUIPMENT, NET	1,797,487	1,785,436
DEFERRED BOND AND LOAN ISSUANCE COSTS, NET	21,129	15,423
OTHER ASSETS (Note 3)	73,727	70,601

Total Assets	$2,219,451	$2,265,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$20,218	$21,223
Accounts payable and accrued expenses (Note 7)	144,042	130,092
Due to affiliates, net	17	—
Accrued interest payable	38,580	76,964

Total Current Liabilities	202,857	228,279
LONG-TERM DEBT, net of current maturities (Note 9)	1,881,636	1,894,441
OTHER LONG-TERM LIABILITIES	33,191	33,177

Total Liabilities	2,117,684	2,155,897

MINORITY INTEREST	12,167	15,012
STOCKHOLDERS’ EQUITY:
Common Stock, $.01 par value, 75,000,000 shares authorized, 24,206,756 issued; 22,010,027 outstanding	242	242
Class B Common Stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional Paid in Capital	455,645	455,645
Accumulated Deficit	(345,850)	(340,559)
Accumulated Other Comprehensive Loss	(237)	(594)
Less treasury stock at cost, 2,196,729 shares	(20,200)	(20,200)

Total Stockholders’ Equity	89,600	94,534

Total Liabilities and Stockholders’ Equity	$2,219,451	$2,265,443

The accompanying notes are an integral part of these condensed consolidated balance sheets.

TRUMP HOTELS & CASINO RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
(unaudited)
(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2002	2001	2002

REVENUES:
Gaming	$343,237	$353,042	$945,383	$983,429
Rooms	23,025	22,636	61,962	62,402
Food and Beverage	36,461	36,077	99,849	98,608
Other	12,103	13,150	29,094	32,709

Gross Revenues	414,826	424,905	1,136,288	1,177,148
Less -- Promotional allowances (Note 4)	87,442	82,310	240,216	231,192

Net Revenues	327,384	342,595	896,072	945,956

COSTS AND EXPENSES:
Gaming (Note 4)	153,140	153,096	446,432	440,927
Rooms	7,643	7,863	23,001	23,950
Food and Beverage	12,755	12,801	33,919	35,485
General and Administrative	66,300	71,490	198,099	201,599
Depreciation and Amortization	17,367	21,765	54,887	61,583
Debt Renegotiation Costs (Note 5)	—	6	—	3,070

	257,205	267,021	756,338	766,614

Income from operations	70,179	75,574	139,734	179,342

NON-OPERATING INCOME AND (EXPENSES):
Interest income	720	405	2,820	1,499
Interest expense	(55,242)	(57,173)	(164,529)	(167,627)
Other non-operating income (expense), net	(59)	704	367	650

	(54,581)	(56,064)	(161,342)	(165,478)

Income (Loss) before equity in loss of Buffington Harbor, L.L.C., income taxes, and minority interest	15,598	19,510	(21,608)	13,864
Equity in loss of Buffington Harbor, L.L.C.	(586)	(604)	(2,185)	(1,804)
Provision for income taxes (Note 7)	—	(3,718)	—	(3,718)

Income (Loss) before minority interest	15,012	15,188	(23,793)	8,342
Minority Interest	(5,490)	(5,555)	8,701	(3,051)

NET INCOME (LOSS)	$9,522	$9,633	$(15,092)	$5,291

Basic and diluted earnings (loss) per share	$0.43	0.44	$(0.69)	$0.24

Weighted average number of shares outstanding - basic	22,010,027	22,010,027	22,010,027	22,010,027

Weighted average number of shares outstanding- diluted	22,010,027	22,034,816	22,010,027	22,035,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUMP HOTELS & CASINO RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
(unaudited)
(dollars in thousands)

	Common Stock Amount	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity

Balance, December 31, 2001	$242	$455,645	$(345,850)	$(237)	$(20,200)	$89,600
Net Income			5,291			5,291
Change in value of interest rate swap, net of minority interest				(357)		(357)

Total comprehensive income						4,934

Balance, September 30, 2002	$242	$455,645	$(340,559)	$(594)	$(20,200)	$94,534

At December 31, 2001 and September 30, 2002, there were 22,010,027 shares of Common  Stock outstanding and 1,000 shares of Class B Common Stock outstanding.

The accompanying notes are an integral part of this condensed consolidated financial statement.

TRUMP HOTELS & CASINO RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
(unaudited)
(dollars in thousands)

	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(15,092)	$5,291
Adjustments to reconcile net loss to net cash flows from operating activities:
Issuance of debt in exchange for accrued interest	8,392	8,604
Non-cash increase in Trump’s Castle PIK Notes	(11,677)	(13,353)
Equity in loss of Buffington Harbor, L.L.C.	2,185	1,804
Depreciation and amortization	54,887	61,583
Minority interest in net income (loss)	(8,701)	3,051
Accretion of discounts on mortgage notes	4,809	5,504
Amortization of deferred loan costs	4,409	6,952
Provision for losses on receivables	5,803	7,571
Valuation allowance of CRDA investments and amortization of Indiana gaming costs	4,943	4,102
Increase in receivables	(2,774)	(427)
Decrease in inventories	262	111
Increase in other current assets	(1,697)	(4,791)
Decrease (increase) in advances to affiliates	2,012	(57)
(Increase) decrease in other assets	(4,062)	9,762
Decrease in accounts payable and accrued expenses	(3,291)	(12,926)
Increase in accrued interest payable	49,850	38,384
Increase in other long-term liabilities	5,530	263

Net cash flows provided by operating activities	95,788	121,428

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(10,860)	(26,408)
Investment in Buffington Harbor, L.L.C.	(68)	(23)
Purchase of CRDA investments	(10,222)	(10,621)
Advances to the Tribe	—	(3,962)

Net cash flows used in investing activities	(21,150)	(41,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from additional borrowings, net of issuance costs	25,606	73,026
Payment of long-term debt	(30,976)	(95,518)

Net cash flows used in financing activities	(5,370)	(22,492)

NET INCREASE IN CASH AND CASH EQUIVALENTS	69,268	57,922
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	95,429	119,173

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$164,697	$177,095

CASH INTEREST PAID	$104,437	$116,649

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Purchase of property and equipment under capital lease obligations	$19,128	$19,631

Accumulated Other Comprehensive Loss, net of minority interest	$(354)	$(357)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31, 2001	September 30, 2002

		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$119,169	$177,091
Receivables, net	47,328	40,184
Inventories	11,658	11,547
Advances to affiliates, net	—	40
Prepaid expenses and other current assets	9,120	13,716

Total Current Assets	187,275	242,578
INVESTMENT IN BUFFINGTON HARBOR, L.L.C.	33,889	32,108
INVESTMENT IN TRUMP’S CASTLE PIK NOTES	105,940	119,293
PROPERTY AND EQUIPMENT, NET	1,797,487	1,785,436
DEFERRED BOND AND LOAN ISSUANCE COSTS, NET	21,129	15,423
OTHER ASSETS (Note 3)	73,727	70,601

Total Assets	$2,219,447	$2,265,439

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Current maturities of long-term debt	$20,218	$21,223
Accounts payable and accrued expenses (Note 7)	144,042	130,092
Due to affiliates, net	17	—
Accrued interest payable	38,580	76,964

Total Current Liabilities	202,857	228,279
LONG-TERM DEBT, net of current maturities (Note 9)	1,881,636	1,894,441
OTHER LONG-TERM LIABILITIES	33,191	33,177

Total Liabilities	2,117,684	2,155,897

PARTNERS’ CAPITAL:
Partners’ capital	652,503	652,503
Accumulated deficit	(530,166)	(521,824)
Accumulated other comprehensive loss	(374)	(937)
Less stock of THCR	(20,200)	(20,200)

Total Partners’ Capital	101,763	109,542

Total Liabilities and Partners’ Capital	$2,219,447	$2,265,439

The accompanying notes are an integral part of these condensed consolidated balance sheets.

TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
(unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2002	2001	2002

REVENUES:
Gaming	$343,237	$353,042	$945,383	$983,429
Rooms	23,025	22,636	61,962	62,402
Food and Beverage	36,461	36,077	99,849	98,608
Other	12,103	13,150	29,094	32,709

Gross Revenues	414,826	424,905	1,136,288	1,177,148
Less -- Promotional allowances (Note 4)	87,442	82,310	240,216	231,192

Net Revenues	327,384	342,595	896,072	945,956

COSTS AND EXPENSES:
Gaming (Note 4)	153,140	153,096	446,432	440,927
Rooms	7,643	7,863	23,001	23,950
Food and Beverage	12,755	12,801	33,919	35,485
General and Administrative	66,300	71,490	198,099	201,599
Depreciation and Amortization	17,367	21,765	54,887	61,583
Debt Renegotiation Costs (Note 5)	—	6	—	3,070

	257,205	267,021	756,338	766,614

Income from operations	70,179	75,574	139,734	179,342

NON-OPERATING INCOME AND (EXPENSES):
Interest income	720	405	2,820	1,499
Interest expense	(55,242)	(57,173)	(164,529)	(167,627)
Other non-operating income (expense), net	(59)	704	367	650

	(54,581)	(56,064)	(161,342)	(165,478)

Income (Loss) before equity in loss of Buffington Harbor, L.L.C., and income taxes	15,598	19,510	(21,608)	13,864
Equity in loss of Buffington Harbor, L.L.C.	(586)	(604)	(2,185)	(1,804)
Provision for income taxes (Note 7)	—	(3,718)	—	(3,718)

NET INCOME (LOSS)	$15,012	$15,188	$(23,793)	$8,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
(unaudited)
(dollars in thousands)

	Partners’ Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	THCR Common Stock	Total

Balance, December 31, 2001	$652,503	$(530,166)	$(374)	$(20,200)	$101,763
Net Income		8,342			8,342
Change in value of interest rate swap			(563)		(563)

Total comprehensive income					7,779

Balance, September 30, 2002	$652,503	$(521,824)	$(937)	$(20,200)	$109,542

The accompanying notes are an integral part of this condensed consolidated financial statement.

TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
(unaudited)
(dollars in thousands)

	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(23,793)	$8,342
Adjustments to reconcile net loss to net cash flows from operating activities:
Issuance of debt in exchange for accrued interest	8,392	8,604
Non-cash increase in Trump’s Castle PIK Notes	(11,677)	(13,353)
Equity in loss of Buffington Harbor, L.L.C.	2,185	1,804
Depreciation and amortization	54,887	61,583
Accretion of discounts on mortgage notes	4,809	5,504
Amortization of deferred loan costs	4,409	6,952
Provision for losses on receivables	5,803	7,571
Valuation allowance of CRDA investments and amortization of Indiana gaming costs	4,943	4,102
Increase in receivables	(2,774)	(427)
Decrease in inventories	262	111
Increase in other current assets	(1,697)	(4,791)
Decrease (increase) in advances to affiliates	2,012	(57)
(Increase) decrease in other assets	(4,062)	9,762
Decrease in accounts payable and accrued expenses	(3,291)	(12,926)
Increase in accrued interest payable	49,850	38,384
Increase in other long-term liabilities	5,530	263

Net cash flows provided by operating activities	95,788	121,428

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(10,860)	(26,408)
Investment in Buffington Harbor, L.L.C.	(68)	(23)
Purchase of CRDA investments	(10,222)	(10,621)
Advances to the Tribe	—	(3,962)

Net cash flows used in investing activities	(21,150)	(41,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from additional borrowings, net of issuance costs	25,606	73,026
Payment of long-term debt	(30,976)	(95,518)

Net cash flows used in financing activities	(5,370)	(22,492)

NET INCREASE IN CASH AND CASH EQUIVALENTS	69,268	57,922
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	95,425	119,169

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$164,693	$177,091

CASH INTEREST PAID	$104,437	$116,649

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Purchase of property and equipment under capital lease obligations	$19,128	$19,631

Accumulated Other Comprehensive Loss	$(559)	$(563)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUMP HOTELS & CASINO RESORTS, INC.,
TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
AND
TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Organization and Operations

          The accompanying condensed consolidated financial statements include those of Trump Hotels & Casino Resorts, Inc., a Delaware corporation (“THCR”), Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership (“THCR Holdings”), and Subsidiaries (as defined below).  THCR Holdings is currently owned approximately 63.4% by THCR, as both a general and limited partner, and approximately 36.6% by Donald J. Trump (“Trump”), as a limited partner. Trump’s limited partnership interest in THCR Holdings represents his economic interests in the assets and operations of THCR Holdings.  Such limited partnership interest is convertible at Trump’s option into 13,918,723 shares of THCR’s common stock, par value $.01 per share (the “THCR Common Stock”) (subject to certain adjustments), and if converted, would give Trump ownership of 44.5% of the THCR Common Stock (including his current personal share ownership) or 46.6% (assuming currently exercisable options held by Trump were exercised).  Accordingly, the  accompanying condensed consolidated financial statements include those of (i) THCR and its 63.4% owned subsidiary, THCR Holdings,  and (ii) THCR Holdings and its wholly-owned subsidiaries.

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

          The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with  accounting principles generally accepted in the United States have been condensed or omitted.

          These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC.

          The casino industry  in Atlantic City and Indiana is seasonal in nature.  Accordingly, results of operations for the period ended September 30, 2002 are not necessarily indicative of the operating results for a full year.

          THCR, THCR Holdings and Trump Hotels & Casino Resorts Funding, Inc., a Delaware corporation (“THCR Funding”), have no operations and their ability to service their debt is dependent on the successful operations of the following subsidiaries of THCR Holdings (the “Subsidiaries”):  (i) Trump Atlantic City Associates, a New Jersey general partnership  (“Trump AC”), which is comprised of Trump Taj Mahal Associates, a New Jersey general partnership (“Taj Associates”), and Trump Plaza Associates, a New Jersey general partnership (“Plaza Associates”); (ii)  Trump Indiana, Inc., a Delaware corporation  (“Trump Indiana”);  and (iii)  Trump’s Castle Associates, L.P., a  New Jersey limited partnership (“Castle Associates”) d/b/a Trump Marina Hotel Casino (“Trump Marina”).  THCR, through THCR Management Services, LLC, a wholly-owned, unrestricted subsidiary of THCR Holdings (“THCR Management”), also manages Trump 29 Casino located in the Palm Springs, California area  pursuant to a five-year management agreement (the “Trump 29 Management Agreement”) with the Twenty-Nine Palms Band of Luiseno Mission Indians (the “Tribe”).  The Registrants’ ability to service their debt is also dependent upon the management fees generated pursuant to the Trump 29 Management Agreement.   THCR, through THCR Holdings and its subsidiaries, is the exclusive vehicle through which Trump engages in new gaming activities in emerging and established gaming jurisdictions.

TRUMP HOTELS & CASINO RESORTS, INC.,
TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
AND
TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Basic and Diluted Earnings(Loss) Per Share

          Basic earnings (loss) per share is based on the weighted average number of shares of THCR Common Stock outstanding.  Diluted earnings per share includes the impact of common stock options using the treasury stock method unless such options are anti-dilutive.  The shares of THCR’s Class B common stock, par value $.01 per share (the “THCR Class B Common Stock”), owned by Trump have no economic interest and therefore are not considered in the calculation of weighted average shares outstanding.  A reconciliation of the number of shares used in the basic and diluted earnings (loss) per share calculations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2002	2001	2002

Weighted average common shares outstanding - basic	22,010,027	22,010,027	22,010,027	22,010,027
Dilutive effect of stock options computed under treasury stock method	—	24,789	—	25,508

Weighted average common shares outstanding - diluted	22,010,027	22,034,816	22,010,027	22,035,535

          Options to purchase 2,017,500 shares were excluded from the computation of diluted earnings per share for the three months ended September 30, 2002 as the weighted exercise price of the options was greater than the average market price of THCR stock during the quarter.

Reclassifications

          Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

TRUMP HOTELS & CASINO RESORTS, INC.,
TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
AND
TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(2) Financial Information

          Financial information relating to THCR Funding is as follows:

	December 31, 2001	September 30, 2002

		(unaudited)
Total Assets (including THCR Holdings’ 15½% Senior Secured Notes due 2005 (“the Senior Notes”) receivable of $145,000,000 at December 31, 2001 and September 30, 2002) (a)	$154,252,000	$151,555,000

Total Liabilities and Capital (including $145,000,000 of Senior Notes due 2005)	$154,252,000	$151,555,000

	Nine Months Ended September 30,

	2001	2002

Interest Income from THCR Holdings	$16,856,000	$16,856,000
Interest Expense	16,856,000	16,856,000

Net Income	$—	$—

(a) THCR Enterprises, LLC, a wholly-owned subsidiary of THCR Holdings, purchased $35,500,000 of these Senior Notes during 2000 having an aggregate principal amount of $35,500,000.

(3) Other Assets

          Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City.  At December 31, 2001 and September 30, 2002, other assets include $8,014,000, which Plaza Associates believes  will be recoverable on the settlement of the appeal.

          During the nine months ended September 30, 2002, Trump Indiana paid sales tax assessed by the State of Indiana relating to its vessel in the amount of $1,800,000.  As this assessment is being appealed by Trump Indiana, it has been included in other assets.  Trump Indiana believes that the $1,800,000 will be recoverable on settlement of the appeal.

(4) Volume Based Cash Rebates

          During 2001, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 22, “Accounting for “Points” and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future”.  Accordingly, volume-based cash rebates of $32,297,000 and $90,782,000 during the three and nine months ended

TRUMP HOTELS & CASINO RESORTS, INC.,
TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
AND
TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

September 30, 2001 have been reclassified as promotional allowances from gaming expenses.

          During the third quarter of 2002, the Company reclassified certain costs (primarily bus coin) from costs and expenses to promotional allowances to be consistent with prevailing industry practice pursuant to EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” which totaled $5,385,000 and $5,826,000 for the three months ended March 31, 2002 and June 30, 2002 and $7,230,000, $6,929,000, and 7,228,000 for the three months ended March 31, 2001, June 30, 2001, and September 30, 2001, respectively.

(5) Debt Renegotiation Costs

          The Company previously announced its intention to refinance or modify the terms of THCR’s and its subsidiaries’ public debt issues having an outstanding aggregate principal amount of approximately $1,700,000,000 as of September 30, 2002.  During  the nine months ended September 30, 2002, debt renegotiation costs of $3,070,000 were incurred: $1,570,000 by Trump AC on its $1,300,000,000 outstanding debt, $1,133,000 by Trump Marina, $284,000 by Trump Indiana, and $83,000 by THCR Holdings.  Accordingly, the debt renegotiation costs have been expensed in the accompanying  Statements of Operations.  THCR and its subsidiaries will continue to seek to refinance certain debt when capital market conditions are favorable.

(6) THCR Management Services

          As previously reported, on April 15, 2002, THCR Management received approval from the National Indian Gaming Commission of the Trump 29 Management Agreement with the Tribe.  Under the Trump 29 Management Agreement, THCR Management manages the day-to-day operations of the Tribe’s recently renovated and expanded casino renamed Trump 29 Casino, which opened on April 2, 2002.  An additional expansion adding dining, entertainment, and more gaming space was completed on September 28, 2002.  During the three and nine months ended September 30, 2002, THCR Management earned $693,000 and $1,807,000, respectively, in management fees (included in other revenues) and incurred $190,000 and $312,000, respectively, associated with general and administrative costs and approximately $208,000 and $574,000, respectively, in pre-opening costs (included in general and administrative expenses) pursuant to the Trump 29 Management Agreement.

(7) New Jersey Corporate Business Tax

          On July 3, 2002, the State of New Jersey passed the New Jersey Tax Act (the “Act”).  This Act, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of a new alternative minimum assessment under the New Jersey corporate business tax based on gross receipts or gross profits, as defined.  The Act is retroactive to January 1, 2002.  As a result of the change in tax law, THCR has recorded a charge to income tax expense of $3,718,000 for the nine months ended September 30, 2002, which represents the cumulative tax due from January 1, 2002 to September 30, 2002.  This charge was recorded beginning in the period in which the tax law was passed (third quarter) pursuant to the accounting literature in Financial Accounting Standards Board Statement Number 109, “Accounting for Income Taxes.”

TRUMP HOTELS & CASINO RESORTS, INC.,
TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
AND
TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(8) Riviera Holdings Corporation Option

          On July 10, 2002, consistent with the Contribution Agreement, dated June 12, 1995, between Trump and THCR Holdings, Trump granted, at no cost, to THCR Holdings a one-year option (the “Option”) to purchase Trump’s 350,000 shares of common stock (the “RHC Shares”) of Riviera Holdings Corporation (“RHC”).  RHC is  the owner and operator of the Riviera Hotel  & Casino located in Las Vegas, Nevada.  The Option is exercisable at a purchase price equal to the greater of: (i) Trump’s cost of acquiring the RHC Shares ($2,275,000 plus incurred brokerage commissions) or (ii) the fair market value of the RHC Shares based upon the 20 trading day average closing price of the shares of common stock of RHC as reported on the American Stock Exchange preceding the exercise of the Option.  On July 10, 2002, Trump and THCR jointly filed a Schedule 13D therein reflecting Trump’s purchase of the RHC Shares and THCR’s beneficial ownership of the RHC Shares by virtue of the Option.

(9) Long-Term Debt

          On June 12, 2002,  Castle Associates entered into a $70,000,000 term credit facility (the “Term Credit Facility”) which matures on November 1, 2003 and bears interest at a rate based on the Eurodollar rate (LIBOR based) (7.3125% as of September 30, 2002).  The Term Credit Facility is secured by substantially all of Castle Associates’ assets on a first priority basis.  On July 12, 2002, the net proceeds from the Term Credit Facility were used to redeem the $62,000,000 10¼% Senior Secured Notes due 2003 (the “Castle Senior Notes”) and the $5,000,000 10¼% Senior Secured Notes due 2003 (the “Castle Working Capital Loan”).

          THCR Management was a participant in the construction loan obtained by the Tribe that financed the construction and renovation of the Trump 29 Casino.  On September 12, 2002, THCR Management assigned its interest in the Tribe’s construction loan to a group of unrelated third party lenders.  The proceeds of such assignment were used by THCR Management, together with the proceeds of the loan described below, to satisfy THCR Management’s outstanding indebtedness to the original lenders that funded THCR Management’s portion of the Tribe’s construction loan.  In connection with the repayment of this debt, the Company wrote off approximately $1,700,000 of unamortized deferred financing fees associated with this debt.  The Company, which adopted the provisions of FAS 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, during the quarter ended September 30, 2002, has included the write-off as a component of interest expense.

          THCR Management entered into a loan agreement, dated September 12, 2002 (the “FNB Loan”) with First National Bank (“FNB”) pursuant to which FNB agreed to loan $2.2 million to THCR Management.  The FNB Loan bears interest at the rate of nine percent (9.0%) per annum and matures in April 2003.  The FNB Loan is secured by a pledge of the management fee payable to THCR Management under the Trump 29 Management Agreement.

(10) Indiana Dockside Gaming

          On August 5, 2002, dockside gaming was implemented at Trump Indiana pursuant to recently enacted legislation.  Dockside gaming eliminates the requirement to cruise, provides patrons continual access to the Trump Indiana vessel during gaming hours and increases the gaming day by one hour.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

          This report includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the  negatives of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations include business, competition, regulatory and other uncertainties and contingencies discussed in this report that are difficult or impossible to predict and which are beyond our control.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this document. These forward-looking statements speak only as of the date of this report. We do not intend to update these statements unless the securities laws require us to do so.

          In this section, the words “Company,” “we,” “our,” “ours,” and “us” refer to Trump Hotels & Casino Resorts, Inc. (“THCR”) and  its subsidiary, Trump Hotels & Casino Resorts Holdings, L.P. (“THCR Holdings”) and THCR Holdings’ wholly-owned subsidiaries, unless otherwise noted. We, through one or more subsidiaries, own and operate four casinos.  Three of the four casinos are located in Atlantic City, New Jersey: (i) the Trump Plaza Hotel and Casino (“Trump Plaza”), (ii) the Trump Taj Mahal Casino Resort (the “Taj Mahal”) and (iii) the Trump Marina Hotel Casino (“Trump Marina,” and together with  the Trump Plaza and the Taj Mahal, “the Trump Atlantic City  Properties”).  The fourth is a riverboat casino docked in Buffington Harbor on Lake Michigan in Indiana (the “Indiana Riverboat,” and together with the Trump Atlantic City Properties, the “Trump Casino Properties”).  We also manage, through THCR Management, Trump 29 Casino  located  in the Palm Springs, California area pursuant to the Trump 29 Management Agreement with the Tribe.  Terms not defined in this section shall have the meanings ascribed to them elsewhere in this Quarterly Report on Form 10-Q.

General

Our business is subject to a variety of risks and uncertainties, some of which are discussed below.

          The Company Has Substantial Indebtedness.

          The Company has substantial indebtedness. At September 30, 2002, the Company’s long-term debt was approximately $1.9 billion and its ratio of debt to capital was approximately 20.3 to 1.  Interest expense as a percentage of net revenues was 17.7% and 18.4% for the nine months ended September 30, 2002 and 2001, respectively.

          The Company previously announced its intention to refinance or modify the terms of THCR’s and its subsidiaries’ public debt issues. On July 12, 2002,  Castle Associates refinanced the Castle Senior Notes and Castle Working Capital Loan with the net proceeds of the Term Credit Facility.  The primary reason to refinance or modify THCR’s and its subsidiaries public debt issues  is to extend their maturity date (especially of the debt maturing in 2003) and to  reduce the high levels of interest expense associated with such indebtedness.  Reducing interest expense could permit the Company, among other things,  to devote more resources to capital expenditures at the Trump Casino Properties.  Capital expenditures, such as room refurbishments, amenity upgrades and new gaming equipment, are necessary from time to time to preserve the competitiveness of the Trump Casino Properties. The Atlantic City market is very competitive and is anticipated to become more competitive in the future, especially when the Borgata opens in 2003 (as discussed below).  Management believes that the Company must provide for capital expenditures that it believes are necessary to compete effectively.  Management believes, however, that, based upon its current cash flow forecasts for 2002, THCR and its subsidiaries will have sufficient cash flows to meet their respective debt service and operating expense requirements throughout 2002.  See “Liquidity and Capital Resources.”

          The ability of THCR Holdings and its subsidiaries to service the debt on which they are obligated depends primarily on the ability of the Trump Casino Properties  to generate cash from operations and Trump 29 Casino to generate management fees sufficient for such purposes. The Trump Atlantic City Properties themselves have substantial indebtedness and debt service requirements which, in the case of  Castle Associates, mature in 2003.  The future operating performance of the Trump Casino Properties is subject to general economic conditions, industry conditions, including competition and regulatory matters, and numerous other factors, many of which are unforeseeable or are beyond the control of the Trump Casino Properties. There can be no assurance that the future operating performance of the Trump Casino Properties will be sufficient to generate the cash flows required to meet the debt service obligations of the Trump Casino Properties or THCR Holdings.  The ability of  the Trump Casino Properties and THCR Holdings  to pay the principal amount of their public debt at maturity (whether scheduled or by acceleration thereof) is primarily dependent upon their ability to obtain refinancing. There is also no assurance that the general state of the economy, the status of the capital markets generally, or the receptiveness of the capital markets to the gaming industry in general or to the Company in particular will be conducive to refinancing debt at any given time or on more favorable terms.

          Castle Associates has substantial indebtedness maturing in 2003.  If it were unable to refinance its indebtedness for any reason, it would likely have a material adverse effect on our financial condition.

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

          We Do Not Know How the Borgata, When Opened, Will Affect Us.

          In September 2000, Boyd Gaming and MGM Mirage commenced their joint development of a 25-acre site located in the Marina District of Atlantic City for the construction of the “Borgata,” a  casino expected to feature a 40-story tower with 2,010 rooms and suites, as well as a 135,000 square-foot casino, restaurants, retail shops, a spa and pool, and entertainment venues. Construction of the Borgata is scheduled to be completed in the third or fourth quarter of 2003. While we believe that the opening of the Borgata will attract additional visitors to Atlantic City, especially to the Marina district which could benefit our Trump Marina property, it is also possible that the Borgata could have an adverse effect on the business and operations of the Trump Atlantic City Properties.  This potential adverse effect could include a reduction in net revenues caused by a loss of gaming patrons.  Also, substantial new expansion and development activity has recently been completed, is under construction or has been announced in Atlantic City, which further intensifies competitive pressure in the Atlantic City market and which could also have  an adverse effect on our patronage and revenues.  See “Liquidity and Capital Resources.”

          New York Has Enacted Gaming Legislation Which May Harm Our Trump Atlantic City Properties and Other States May Do So In The Future.

          In October 2001, the New York State legislature passed extensive legislation that could adversely affect the Company. The legislation permits three new casinos in western New York, one in Niagara Falls, one in Buffalo and one on land owned by the Seneca Indian Nation, all of which would be owned by the Seneca Indian  Nation. The legislation also permits up to three casinos in the Catskills in Ulster and Sullivan counties, also to be owned by Native Americans, which could open as early as mid-2005. In addition, slot machines would be allowed to be placed in Indian-owned casinos. Video lottery terminals would be installed in five horse racing tracks across the State of New York and, if local governments approve, at certain other tracks. Finally, the law provides for New York joining the Powerball lottery that operates in 26 states with large jackpots. The net effect of these facilities and other items, when operational, on Atlantic City cannot be predicted. The Company believes, however, that a substantial amount of existing and potential new gaming customers could patronize such facilities instead of Atlantic City, at least occasionally. On January 29, 2002, a lawsuit was commenced contesting the above legislation package on the grounds that certain of its provisions were adopted in violation of the State’s constitution. The likely outcome of this lawsuit cannot be ascertained at this time.

          We also believe that Maryland and Virginia are among the other states currently contemplating some form of gaming legislation. In addition, several legislative proposals have been introduced in Pennsylvania that would potentially allow for a wide range of gaming activities, including riverboat gaming, slots at racetracks, video lottery terminals at liquor stores and the formation of a gaming commission. The results of the recent gubernatorial elections in Pennsylvania and Maryland may also increase the likelihood of gaming legislation in such states.  Since our market is primarily a drive-to market, legalized gambling in one or more states neighboring or within close proximity to New Jersey could have a material adverse effect on the Atlantic City gaming industry overall, including THCR and the Trump Atlantic City Properties.

          Our Business is Subject to a Variety of Other Risks and Uncertainties.

          Our financial condition and results of operations could be affected by many events that are beyond our control, such as (i) capital market conditions which could affect our ability to raise capital for refinancing debt or pursuing other alternatives, (ii) future acts of terrorism and their impact on capital markets, the economy, consumer behavior and operating expenses, including insurance premiums, (iii) war, including the possible invasion of Iraq, (iv) competition from existing and potential new competitors in Atlantic City and other markets, which is likely to increase over the next five years, (v) regulatory changes, (vi) state tax law changes that increase the tax liability of the Company, (vii) possible increases in gasoline prices which could discourage auto travel to Atlantic City, and (viii) adverse or unfavorable  weather conditions.  Good weather is particularly important to the relative performance of our Trump Atlantic City  Properties  in the winter months and our improved performance in the first quarter of 2002 is partially attributable to mild weather conditions in the Northeast during such period, as well as to expense reduction.  There can be no assurance that winter conditions will be as benign in a given winter.

          In connection with insurance renewals subsequent to September 11, 2001, the availability of insurance coverage for certain types of damages or occurrences has been adversely affected. Consequently, the Company is self-insured for certain risks.  The lack of insurance for certain types or levels of risk could expose us to significant losses in the event that an uninsured catastrophe occurred.

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

          These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC.

Financial Condition -

Liquidity and Capital Resources

          Cash flows from operating activities of the Company’s owned and managed casino properties are the Company’s primary source of liquidity and capital resources. To a lesser extent, the Company relies on capital leases for its capital resource needs.  The Company’s ability to borrow funds for its liquidity and capital resources needs is severely restricted by covenants in the various indentures governing its public debt issues and by its already high levels of indebtedness.  Sources of the Company’s short-term and long-term liquidity include casino gaming revenues and room, food and beverage sales.  Although we expect the Company to have sufficient liquidity from the operating activities of the Trump Casino Properties to meet its short-term obligations, there can be no assurances in this regard.  A variety of factors, including a decrease or change in the demand for our services, could have a material adverse effect on our liquidity.  See “General” above.

          The Trump Atlantic City Properties compete with other Atlantic City casino/hotels on the basis of the quality of their guests’ experience. We seek to provide high-quality service and amenities and a first class casino gaming experience. In a competitive marketplace like Atlantic City, the ability to offer a high-quality casino gaming experience is largely dependant upon the quality of customer service, the array of games offered, the attractiveness of a casino/hotel and on extent and quality of the facilities and amenities.

          Because the Company has substantial indebtedness and related  interest expenses, its capital expenditures in recent years has been limited.  Moreover, the Company has not been able to pursue various capital expansion plans, such as the addition of more hotel rooms.  Capital expenditures for the Trump Casino Properties for the nine months ended September 30, 2001 and 2002 are as follows:

TRUMP HOTELS AND CASINO RESORTS
CONSOLIDATING CAPITAL EXPENDITURES
(IN THOUSANDS)

	TAJ ASSOCIATES	PLAZA ASSOCIATES	TOTAL TRUMP AC	TRUMP MARINA	TRUMP INDIANA	THCR HOLDINGS	THCR CONSOL.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
Purchase of Property & Equipment	$3,962	$1,626	$5,588	$3,420	$1,728	$124	$10,860
Capital Lease Additions (A)	6,128	6,468	12,596	5,200	1,332	—	19,128

Total Capital Expenditures	$10,090	$8,094	$18,184	$8,620	$3,060	$124	$29,988

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
Purchase of Property & Equipment	$10,021	$4,384	$14,405	$3,913	$8,029	$61	$26,408
Capital Lease Additions (A)	8,269	8,341	16,610	3,011	10	—	19,631

Total Capital Expenditures	$18,290	$12,725	$31,015	$6,924	$8,039	$61	$46,039

(A)	Capital lease additions for Trump Casino Properties were principally slot machines.

Results of Operations: Operating Revenues and Expenses

          All business activities of THCR and THCR Holdings are conducted by Plaza Associates, Taj Associates, Castle Associates (d/b/a Trump Marina) and Trump Indiana.

          Comparison of Three-Month Periods Ended September 30, 2001 and 2002. The following tables include selected data of Plaza Associates, Taj Associates, Trump Indiana and Trump Marina.

	Three Months Ended September 30, 2001

	Plaza Associates	Taj Associates	Trump Indiana	Trump Marina	THCR Consolidated*

	(dollars in millions)
Revenues:
Gaming	$88.5	$148.8	$31.0	$74.9	$343.2
Other	19.5	31.1	2.5	18.5	71.6

Gross Revenues	108.0	179.9	33.5	93.4	414.8
Less: Promotional Allowances	24.8	38.4	3.0	21.2	87.4

Net Revenues	83.2	141.5	30.5	72.2	327.4

Costs and Expenses:
Gaming	40.9	62.8	16.6	32.9	153.2
Other	4.9	9.5	1.7	4.3	20.3
General & Administrative	15.8	25.2	6.9	17.3	66.3
Depreciation & Amortization	3.1	8.4	1.3	4.6	17.4

Total Costs and Expenses	64.7	105.9	26.5	59.1	257.2

Income from Operations	18.5	35.6	4.0	13.1	70.2

Non-operating Income	0.1	0.1	0.1	0.1	0.7
Interest Expense	(12.1)	(23.4)	(1.5)	(15.1)	(55.3)

Total Non-operating Expense, Net	(12.0)	(23.3)	(1.4)	(15.0)	(54.6)

Loss in Joint Venture	—	—	(0.6)	—	(0.6)

Income (Loss) before Minority Interest	$6.5	$12.3	$2.0	$(1.9)	$15.0

Minority Interest					(5.5)

Net Income					$9.5

*Intercompany eliminations and expenses of THCR, THCR Holdings and Trump AC are not separately shown.

	Three Months Ended September 30, 2002

	Plaza Associates	Taj Associates	Trump Indiana	Trump Marina	THCR Consolidated*

	(dollars in millions)
Revenues:
Gaming	$93.5	$146.1	$33.7	$79.7	$353.0
Other	18.8	31.2	2.1	19.1	71.9

Gross Revenues	112.3	177.3	35.8	98.8	424.9
Less: Promotional Allowances	24.6	32.3	3.5	21.9	82.3

Net Revenues	87.7	145.0	32.3	76.9	342.6

Costs and Expenses:
Gaming	40.1	62.1	16.3	34.6	153.1
Other	5.4	9.3	1.5	4.4	20.6
General & Administrative	16.9	28.1	6.6	18.9	71.5
Depreciation & Amortization	5.0	9.8	1.6	5.4	21.8
Debt Renegotiation Costs	—	—	—	—	—

Total Costs and Expenses	67.4	109.3	26.0	63.3	267.0

Income from Operations	20.3	35.7	6.3	13.6	75.6

Non-operating Income	0.1	0.1	0.1	0.1	1.1
Interest Expense	(13.9)	(24.5)	(0.9)	(16.1)	(57.2)

Total Non-operating Expense, Net	(13.8)	(24.4)	(0.8)	(16.0)	(56.1)

Loss in Joint Venture	—	—	(0.6)	—	(0.6)
Provision for income taxes	(1.0)	(1.8)	—	(1.0)	(3.7)

Income(Loss) before Minority Interest	$5.5	$9.5	$4.9	$(3.4)	$15.2

Minority Interest					(5.6)

Net Income .					$9.6

* Intercompany eliminations, revenues and expenses of THCR, THCR Holdings, Trump AC and THCR Management are not separately shown.

	Three Months Ended September 30, 2001

	Plaza Associates	Taj Associates	Trump Indiana	Trump Marina	THCR Consolidated

	(dollars in millions)
Table Game Revenues	$25.5	$48.5	$5.9	$18.9	$98.8
Table Game Drop	$154.5	$269.9	$34.4	$113.2	$572.0
Table Win Percentage	16.5%	18.0%	17.3%	16.7%	17.3%
Number of Table Games	100	139	52	79	370
Slot Revenues	$63.0	$94.2	$25.1	$55.7	$238.0
Slot Handle	$794.0	$1,235.1	$348.5	$717.4	$3,095.0
Slot Win Percentage	7.9%	7.6%	7.2%	7.8%	7.7%
Number of Slot Machines	2,868	4,827	1,360	2,523	11,578
Other Gaming Revenues	$—	$6.1	$—	$0.3	$6.4
Total Gaming Revenues	$88.5	$148.8	$31.0	$74.9	$343.2

	Three Months Ended September 30, 2002

		Plaza Associates		Taj Associates			Trump Indiana		Trump Marina		THCR Consolidated

	(dollars in millions)
Table Game Revenues		$27.3		$41.6			$5.5		$16.3		$90.7
Incr (Decr) over prior period		$1.8		$(6.9)			$(0.4)		$(2.6)		$(8.1)
Table Game Drop		$168.2		$257.1			$33.1		$108.9		$567.2
Incr (Decr) over prior period		$13.7		$(12.8)			$(1.3)		$(4.3)		$(4.8)
Table Win Percentage		16.3%		16.2%			16.5%		14.9%		16.0%
Incr (Decr) over prior period		(0.2	)pts	(1.8	)pts		(0.8	)pts	(1.8	)pts	(1.3	)pts
Number of Table Games		88		139			45		78		350
Incr (Decr) over prior period		(12)		—			(7)		(1)		(20)
Slot Revenues		$66.2		$98.5			$28.2		$63.1		$256.0
Incr (Decr) over prior period		$3.2		$4.3			$3.1		$7.4		$18.0
Slot Handle		$820.1		$1,219.1			$366.1		$780.2		$3,185.4
Incr (Decr) over prior period		$26.1		$(16.0)			$17.6		$62.8		$90.4
Slot Win Percentage		8.1%		8.1%			7.7%		8.1%		8.0%
Incr (Decr) over prior period		0.2	pts	0.5	pts		0.5	pts	0.3	pts	0.3	pts
Number of Slot Machines		2,982		4,823			1,733		2,528		12,066
Incr (Decr) over prior period		114		(4)			373		5		488
Other Gaming Revenues	$	N/A		$6.0		$	N/A		$0.3		$6.3
Incr (Decr) over prior period	$	N/A		$(0.1)		$	N/A		$—		$(0.1)
Total Gaming Revenues		$93.5		$146.1			$33.7		$79.7		$353.0
Incr (Decr) over prior period		$5.0		$(2.7)			$2.7		$4.8		$9.8

          Gaming revenues are the primary source of THCR’s revenues.  Table game revenues represent the amount retained by THCR from amounts wagered at table games.  The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by “high rollers.” The Atlantic City industry table game win percentages were  16.1 % and 15.5% for the three months ended September 30, 2001 and 2002, respectively.  THCR’s table game win percentage was  17.3% and 16.0% for the three months  ended September 30, 2001 and 2002, respectively.

          Table game revenues decreased $8.1 million, or 8.2%, to $90.7 million for the three months ended September 30, 2002  from $98.8 million in the comparable period in 2001.  The $6.9 million decrease in table game revenue at the Taj Mahal was primarily due to a 1.8 point decrease in  table win percentage combined with a $12.8 million decrease in table game drop .  Trump Plaza’s  table game drop increase of $13.7 million offset by a 0.2 point decrease in table win percentage resulted in a $1.8 million increase in table game revenue.  Trump Marina’s $2.6 million decrease in table game revenue is due to a 1.8  point decrease in table win percentage.  Trump Indiana’s $0.4 million decrease in table games revenue was primarily due to a $1.3 million decrease in table game drop, combined with a 0.8 point decrease in table win percentage, resulting from increased competition in the Indiana and  Illinois market for table game play.

          Slot revenues increased $18.0 million, or 7.6%,  to $256.0 million for the three months ended September 30, 2002 from $238.0 million in the comparable period in 2001. Increases in slot handle of $26.1 million at Trump Plaza and $62.8 million at Trump Marina primarily contributed to their respective increases in slot revenues.  The Taj Mahal’s slot revenues increased $4.3 million due to a 0.5 point increase in slot win percentage which offset a $16.0 million decrease in slot handle.   Trump Indiana’s slot revenues increased $3.1 million primarily due to a $17.6 million increase in slot handle, as a result of additional machines added in 2002, combined with a 0.5 point increase in slot win percentage.  Overall, slot revenues increased primarily as a result of improved slot product on the casino floor, management’s continued focus on marketing initiatives and customer service, all of which contributed to an increase in slot handle.

          Other revenues for the three months ended September 30, 2002 includes a $0.7 million management fee from the Trump 29 Casino located in Coachella, California, for which there was no comparative revenue in 2001.

          Gaming costs and expenses remained flat at $153.1 million for the three months ended September 30, 2002, compared to $153.2 million for the three months ended September 30, 2001.  Gaming costs at the Taj Mahal and Trump Plaza decreased $0.7 million and $0.8 million, respectively, from the comparable period in 2001 primarily due to decreased  payroll expense and more efficient marketing programs.  Trump Marina’s gaming costs increased $1.7 million  primarily due to increased spending on marketing programs, which was incurred to stimulate gaming revenues. Trump Indiana’s gaming costs decreased $0.3 million from the comparable period in 2001.

          General and administrative expenses were  $71.5 million for the three months ended September 30, 2002, a  $5.2 million, or 7.8%, increase from $66.3 million in the comparable period in 2001.  This increase is primarily attributed to higher insurance, real estate taxes and employee benefits.  Trump Marina’s increase  also includes incremental costs incurred related to a service agreement dated December 28, 1993, (the "Trump Services Agreement") between Castle Associates and Trump Casinos II, Inc., an affiliate of Trump.  General and  administrative expenses also include expenses incurred by  THCR Management of $0.4 million, including pre-opening costs of the Trump 29 Casino of $0.2 million.

          Income taxes of $3.7 million represent taxes recorded in connection with the changes to the New Jersey state income tax law enacted during July 2002 (see Note 7).

          Included in other non-operating income for the three months ended September 30, 2002, is a $0.7 million distribution from Miss Universe, L.P., LLP (“Miss Universe”) to THCR Holdings.  There was no comparable income in 2001.

          Comparison of Nine-Month Periods Ended September 30, 2001 and 2002. The following tables include selected data of Plaza Associates, Taj Associates, Trump Indiana and Trump Marina.

	Nine Months Ended September 30, 2001

	Plaza Associates	Taj Associates	Trump Indiana	Trump Marina	THCR Consolidated*

	(dollars in millions)
Revenues:
Gaming	$249.6	$400.7	$93.7	$201.4	$945.4
Other	55.2	82.4	7.0	46.3	190.9

Gross Revenues	304.8	483.1	100.7	247.7	1,136.3
Less: Promotional Allowances	72.5	101.5	9.2	57.0	240.2

Net Revenues	232.3	381.6	91.5	190.7	896.1

Costs and Expenses:
Gaming	123.2	180.0	49.4	93.9	446.5
Other	14.4	27.3	5.0	10.3	56.9
General & Administrative	49.5	74.4	21.5	50.4	198.1
Depreciation & Amortization	11.4	25.2	5.0	13.1	54.9

Total Costs and Expenses	198.5	306.9	80.9	167.7	756.4

Income from Operations	33.8	74.7	10.6	23.0	139.7

Non-operating Income	0.7	0.6	0.5	0.5	3.2
Interest Expense	(36.1)	(69.9)	(4.0)	(44.6)	(164.5)

Total Non-operating Expense, Net	(35.4)	(69.3)	(3.5)	(44.1)	(161.3)

Loss in Joint Venture	—	—	(2.2)	—	(2.2)

Income (Loss) before Minority Interest	$(1.6)	$5.4	$4.9	$(21.1)	$(23.8)

Minority Interest					8.7

Net Loss					$(15.1)

*Intercompany eliminations and expenses of THCR, THCR Holdings and Trump AC are not separately shown.

	Nine Months Ended September 30, 2002

	Plaza Associates	Taj Associates	Trump Indiana	Trump Marina	THCR Consolidated*

	(dollars in millions)
Revenues:
Gaming	$259.4	$408.5	$98.2	$217.2	$983.4
Other	53.2	85.1	6.3	47.4	193.8

Gross Revenues	312.6	493.6	104.5	264.6	1,177.2
Less: Promotional Allowances	69.7	95.2	10.2	56.0	231.2

Net Revenues	242.9	398.4	94.3	208.6	946.0

Costs and Expenses:
Gaming	117.5	177.3	49.3	96.9	440.9
Other	16.1	27.3	4.6	11.5	59.5
General & Administrative	48.2	79.4	19.6	51.4	201.6
Depreciation & Amortization	13.5	28.1	4.4	15.6	61.6
Debt Renegotiation Costs	—	—	0.3	1.1	3.1

Total Costs and Expenses	195.3	312.1	78.2	176.5	766.7

Income from Operations	47.6	86.3	16.1	32.1	179.3

Non-operating Income	0.3	0.2	0.2	0.2	2.1
Interest Expense	(38.8)	(71.9)	(3.1)	(47.5)	(167.6)

Total Non-operating Expense, Net	(38.5)	(71.7)	(2.9)	(47.3)	(165.5)

Loss in Joint Venture	—	—	(1.8)	—	(1.8)
Provision for income taxes	(1.0)	(1.8)	—	(1.0)	(3.7)

Income(Loss) before Minority Interest	$8.1	$12.8	$11.4	$(16.2)	$8.3

Minority Interest					(3.0)

Net Income					$5.3

*  Intercompany eliminations, revenues and expenses of THCR, THCR Holdings, Trump AC and THCR Management are not separately shown.

	Nine Months Ended September 30, 2001

	Plaza Associates		Taj Associates	Trump Indiana		Trump Marina	THCR Consolidated

	(dollars in millions)
Table Game Revenues		$73.9	$126.0		$18.8	$48.0	$266.7
Table Game Drop		$436.8	$755.0		$109.5	$297.8	$1,599.1
Table Win Percentage		16.9%	16.7%		17.2%	16.1%	16.7%
Number of Table Games		99	141		52	78	370
Slot Revenues		$175.7	$257.6		$74.9	$152.8	$661.0
Slot Handle		$2,269.9	$3,373.2		$1,041.2	$1,972.9	$8,657.2
Slot Win Percentage		7.7%	7.6%		7.2%	7.7%	7.6%
Number of Slot Machines		2,850	4,696		1,308	2,526	11,380
Other Gaming Revenues	$	N/A	$17.1	$	N/A	$0.6	$17.7
Total Gaming Revenues		$249.6	$400.7		$93.7	$201.4	$945.4

	Nine Months Ended September 30, 2002

	Plaza Associates			Taj Associates		Trump Indiana			Trump Marina		THCR Consolidated

	(dollars in millions)
Table Game Revenues		$77.4		$116.0			$17.3		$49.4		$260.1
Incr (Decr) over prior period		$3.5		$(10.0)			$(1.5)		$1.4		$(6.6)
Table Game Drop		$458.2		$700.6			$100.3		$287.2		$1,546.3
Incr (Decr) over prior period		$21.4		$(54.4)			$(9.2)		$(10.6)		$(52.8)
Table Win Percentage		16.9%		16.6%			17.3%		17.2%		16.8%
Incr (Decr) over prior period		0.0	pts	(0.1	)pts		0.1	pts	1.1	pts	0.1	pts
Number of Table Games		88		139			47		79		353
Incr (Decr) over prior period		(11)		(2)			(5)		1		(17)
Slot Revenues		$182.0		$275.5			$80.9		$167.2		$705.7
Incr (Decr) over prior period		$6.3		$17.9			$6.0		$14.4		$44.7
Slot Handle		$2,261.2		$3,476.5			$1,063.9		$2,104.1		$8,905.7
Incr (Decr) over prior period		$(8.7)		$103.3			$22.7		$131.2		$248.5
Slot Win Percentage		8.1%		7.9%			7.6%		7.9%		7.9%
Incr (Decr) over prior period		0.4	pts	0.3	pts		0.4	pts	0.2	pts	0.3	pts
Number of Slot Machines		2,912		4,843			1,584		2,526		11,865
Incr (Decr) over prior period		62		147			276		—		485
Other Gaming Revenues	$	N/A		$17.0		$	N/A		$0.6		$17.6
Incr (Decr) over prior period	$	N/A		$(0.1)		$	N/A		$—		$(0.1)
Total Gaming Revenues		$259.4		$408.5			$98.2		$217.2		$983.4
Incr (Decr) over prior period		$9.8		$7.8			$4.5		$15.8		$38.0

          The Atlantic City industry table game win percentages were 15.6% and 15.8% for the nine months ended September 30, 2001 and 2002, respectively.  THCR’s table game win percentage was 16.7% and 16.8% for the nine months ended September 30, 2001 and 2002, respectively.

          Table game revenues decreased $6.6 million, or 2.5%, to $260.1 million for the nine months ended September 30, 2002  from $266.7 million in the comparable period in 2001.  The $10.0 million decrease in table game revenues at the Taj Mahal was primarily due to a $54.4 million decrease in table game drop.  Trump Plaza’s table game revenues  increase of $3.5 million was due to the $21.4 million increase in table game drop.  Trump Marina’s $1.4 million increase in table game revenues  is primarily due to a 1.1 point increase in table win percentage which offset the $10.6 million decrease in table game drop.  Trump Indiana’s $1.5 million decrease in table game revenues was primarily due to a $9.2 million decrease in table game drop, resulting from  increased competition in the Indiana and Illinois market for table game play.

          Slot revenues increased $44.7 million, or 6.8%, to $705.7 million for the nine months ended September 30, 2002 from $661.0 million in the comparable period in 2001. Increases in slot handle of $103.3 million at the Taj Mahal and $131.2 million at Trump Marina primarily contributed to their respective increases in slot revenues.  Trump Plaza’s slot revenues increased $6.3 million due to a 0.4 point increase in slot win percentage which offset an $8.7 million decrease in slot handle.   Trump Indiana’s slot revenues increased $6.0 million due to a 0.4 point increase in slot win percentage combined with a $22.7 million increase in slot handle.  Overall, slot revenues increased primarily as a result of improved slot product on the casino floor, management’s continued focus on marketing initiatives and customer service, and favorable weather conditions in the first three months of 2002.

          Other revenues for the nine months ended September 30, 2002 includes a $1.8 million management fee from the Trump 29 Casino located in Coachella, California, for which there was no comparative revenue in 2001.

          Gaming costs and expenses were $440.9 million for the nine months ended September 30, 2002, a decrease of $5.6 million, or 1.3%, from $446.5 million for the nine months ended September 30, 2001.  Gaming costs at the Taj Mahal decreased $2.7 million, or 1.5%, from the comparable period in 2001 and Trump Plaza’s gaming costs decreased $5.7 million, or 4.6%, from the comparable period in 2001 primarily due to decreased  payroll expense and more efficient marketing programs.  Trump Marina’s gaming costs increased $3.0 million  primarily due to increased spending on marketing programs, which was incurred to stimulate gaming revenues.  Trump Indiana’s gaming costs decreased $0.1 million  from the comparable period in  2001.

          General and administrative expenses were  $201.6 million for the nine months ended September 30, 2002, a  $3.5 million, or 1.8%, increase from $198.1 million in the comparable period in 2001. This increase is primarily attributed to higher insurance, real estate taxes and employee benefits.  Trump Marina’s increase  also includes incremental costs incurred related to the Trump Services Agreement.  General and administrative expenses also include expenses incurred by  THCR Management of $0.9 million, including pre-opening costs of $0.6 million.

          Income taxes of $3.7 million represent taxes recorded in connection with the changes to the New Jersey state income tax law enacted during July 2002 (see Note 7).

          THCR previously announced its intention to refinance or modify the terms of its public debt which was approximately $1.7 billion aggregate principal amount as of September 30, 2002.  During the nine months ended September 30, 2002, debt renegotiation costs of $3.1 million were incurred: $1.6 million by Trump AC on its $1.3 billion outstanding debt, $1.1 million by Trump Marina, $0.3 million by Trump Indiana and $0.1 million by THCR Holdings. Accordingly, the debt renegotiation costs have been expensed in the accompanying Statements of Operations. THCR and its subsidiaries will continue to seek to refinance certain debt when market conditions are favorable.  See “General--The Company Has Substantial Indebtedness”.

          Included in other non-operating income for the nine months ended September 30, 2002, is a $0.7 million distribution from Miss Universe to THCR Holdings.  There was no comparable income in 2001.

          During the nine months ended September 30, 2002, Trump Indiana paid sales tax assessed by the State of Indiana relating to its vessel in the amount of $1.8 million.  As this assessment is being appealed by Trump Indiana, it has been included in other assets.  Trump Indiana believes that the $1.8 million will be recoverable on settlement of the appeal.

          Seasonality

          The casino industry in Atlantic City and Indiana is seasonal in nature with the peak season occurring in the second and third quarters.  Accordingly, the results of operations for the period ending September 30, 2002 are not necessarily indicative of the operating results for a full year.

ITEM 3-- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

ITEM 4-- CONTROLS AND PROCEDURES

          (a)     Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date within 90 days of the  filing date of this Quarterly Report on Form 10-Q, the Registrants’ principal executive officer and principal financial officer have concluded that the Registrants’ disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Registrants in reports that they file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

          (b)     Changes in Internal Controls.  There were no specific changes in the Registrants’ internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II -- OTHER INFORMATION

ITEM 1  -- LEGAL PROCEEDINGS

          General.  THCR and certain of its employees have been involved in various legal proceedings. Such persons are vigorously defending the allegations against them.  In general, THCR has agreed to indemnify such persons against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings.

          Various other legal proceedings are now pending against THCR. Except as set forth herein and in THCR’s Annual Report on Form 10-K for the year ended December 31, 2001, THCR considers all such proceedings to be ordinary litigation incident to the character of its business and not material to its business or financial condition. THCR believes that the resolution of these claims, to the extent not covered by insurance, will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations of THCR.

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS

          None.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5 -- OTHER INFORMATION

          None.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

               a. Exhibits:

99.1	Certification of the Chief Executive Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               b. Current Reports on Form 8-K:

                   On July 16, 2002, the Registrants filed a Form 8-K regarding Castle Associates’ redemption of the Castle Senior Notes and Castle Working Capital Loan on July 12, 2002 with the net proceeds of the Term Credit Facility.

On July 24, 2002, the Registrants filed a Form 8-K regarding THCR’s earnings for the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUMP HOTELS & CASINO RESORTS, INC.
(Registrant)

Date: November 14, 2002	By:	/s/ FRANCIS X. MCCARTHY, JR

Francis X. McCarthy, Jr. Executive Vice President of Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

TRUMP HOTELS & CASINO RESORTS HOLDIN GS, L.P.
(Registrant)

	By:	TRUMP HOTELS & CASINO RESORTS, INC., its general partner

Date: November 14, 2002	By:	/s/ FRANCIS X. MCCARTHY, JR.

Francis X. McCarthy, Jr. Executive Vice President of Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
(Registrant)

Date: November 14, 2002	By:	/s/ FRANCIS X. MCCARTHY, JR.

Francis X. McCarthy, Jr. Executive Vice President of Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

CERTIFICATION

I, DONALD J. TRUMP, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Trump Hotels & Casino Resorts, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ DONALD J. TRUMP

Donald J. Trump Chief Executive Officer and President of Trump Hotels & Casino Resorts, Inc.

CERTIFICATION

I, DONALD J. TRUMP, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Trump Hotels & Casino Resorts Holdings, L.P.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ DONALD J. TRUMP

Donald J. Trump Chief Executive Officer and President of Trump Hotels & Casino Resorts, Inc., the general partner of Trump Hotels & Casino Resorts Holdings, L.P.

CERTIFICATION

I, DONALD J. TRUMP, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Trump Hotels & Casino Resorts Funding, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ DONALD J. TRUMP

Donald J. Trump Chief Executive Officer and President of Trump Hotels & Casino Resorts Funding, Inc.

CERTIFICATION

I, FRANCIS X. MCCARTHY, JR., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Trump Hotels & Casino Resorts, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     November 14, 2002

/s/ FRANCIS X. MCCARTHY, JR.

Francis X. McCarthy, Jr. Executive Vice President of Finance and Chief Financial Officer of Trump Hotels & Casino Resorts, Inc.

CERTIFICATION

I, FRANCIS X. MCCARTHY, JR., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Trump Hotels & Casino Resorts Holdings, L.P.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ FRANCIS X. MCCARTHY, JR.

Francis X. McCarthy, Jr. Executive Vice President of Finance and Chief Financial Officer of Trump Hotels & Casino Resorts, Inc., the general partner of Trump Hotels & Casino Resorts Holdings, L.P.

CERTIFICATION

I, FRANCIS X. MCCARTHY, JR., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Trump Hotels & Casino Resorts Funding, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ FRANCIS X. MCCARTHY, JR.

Francis X. McCarthy, Jr. Executive Vice President of Finance and Chief Financial Officer of Trump Hotels & Casino Resorts Funding, Inc.

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certification of the Chief Executive Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.