Form 10-K
period 2002-12-31
TRUMP HOTELS & CASINO RESORTS INC
filed 2003-03-31
CIK 943320

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 1-13794

TRUMP HOTELS & CASINO RESORTS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3818402
(State or Other Jurisdiction or Incorporation or Organization)	(I.R.S. Employer Identification No.)

1000 Boardwalk Atlantic City, New Jersey	08401
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (609) 449-6515

Commission file number: 33-90786

TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3818407
(State or Other Jurisdiction or Incorporation or Organization)	(I.R.S. Employer Identification No.)

1000 Boardwalk Atlantic City, New Jersey	08401
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (609) 449-6515

Commission file number: 33-90786

TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3818405
(State or Other Jurisdiction or Incorporation or Organization)	(I.R.S. Employer Identification No.)

1000 Boardwalk Atlantic City, New Jersey	08401
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (609) 449-6515

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether any of the registrants is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity of Trump Hotels & Casino Resorts, Inc. held by non-affiliates as of March 19, 2003 was $39,021,577, based upon the closing price of $1.96 for the Common Stock on the New York Stock Exchange on that date. The aggregate market value of the voting and non-voting common equity of Trump Hotels & Casino Resorts Funding, Inc. held by non-affiliates as of March 19, 2003 was $0.

As of March 19, 2003, there were 22,010,027 shares of common stock and 1,000 shares of class B common stock of Trump Hotels & Casino Resorts, Inc. outstanding.

As of March 19, 2003, there were 100 shares of common stock of Trump Hotels & Casino Resorts Funding, Inc. outstanding.

Documents Incorporated by Reference—None

FORM 10-K

PART I

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contains words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative or other variations thereof or comparable terminology. In particular, they include statements relating to, among other things, future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. We have based these forward-looking statements on our current expectations and projections about future events.

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors as well as other factors described from time to time in our reports filed with the Securities and Exchange Commission (the SEC):

•	the effect of economic, credit and capital market conditions on the economy in general, and on gaming and hotel companies in particular;
•	the effects of environmental and structural building conditions relating to our properties;
•	access to available and feasible financing and insurance;
•	changes in laws (including increased tax rates), regulations or accounting standards, insurance premiums, and third-party relations and approvals, and decisions of courts, regulators and governmental bodies;
•	litigation outcomes and judicial actions, including gaming legislative action, referenda and taxation;
•	ability of our customer-tracking programs and marketing to continue to increase or sustain customer loyalty;
•	our ability to recoup costs of capital investments through higher revenues;
•	acts of war or terrorist incidents;
•	abnormal gaming hold percentages; and
•	the effects of competition, including locations of competitors and operating and market competition.

Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

AVAILABLE INFORMATION

Our Internet address is www.trump.com. We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1.    Business

Recent Events

TCH Note Offering.    On March 25, 2003, two of our subsidiaries, Trump Casino Holdings, LLC, or TCH, and Trump Casino Funding, Inc., or TCF, consummated an offering, or the TCH Note Offering, of $475.0 million aggregate principal amount of two new mortgage notes, consisting of $425.0 million principal amount of first priority mortgage notes due March 15, 2010, bearing interest at a rate of 11.625% per year payable in cash, sold at a price of 94.832% of their face amount for an effective yield of 12.75%, or the First Priority Mortgage Notes, and $50.0 million principal amount of second priority mortgage notes due September 15, 2010, bearing interest at a rate of 11.625% per year payable in cash, plus 6.0% through the issuance of payable-in-kind notes (the Second Priority Mortgage Notes, and together with the First Priority Mortgage Notes, the TCH Notes).

In connection with the TCH Note Offering, Donald J. Trump purchased in a concurrent private offering, $15.0 million aggregate principal amount of additional Second Priority Mortgage Notes at the same purchase price at which the initial purchasers purchased the Second Priority Mortgage Notes. See “Certain Relationships and Related Transactions; Second Priority Mortgage Notes.”

Interest on the First Priority Mortgage Notes is payable quarterly on March 15, June 15, September 15 and December 15 of each year, commencing June 15, 2003. The First Priority Mortgage Notes are unconditionally guaranteed on a senior basis, jointly and severally, by each of TCH’s existing and future subsidiaries: Trump Marina Associates, L.P. (formerly known as Trump’s Castle Associates, L.P.), Trump Marina, Inc. (formerly known as Trump’s Castle Hotel & Casino, Inc.), Trump Indiana, Inc., Trump Indiana Realty LLC, THCR Management Holdings, LLC and THCR Management Services, LLC (collectively, the Subsidiary Guarantors). TCF and future subsidiaries of TCH which are deemed to be unrestricted upon formation will not be guarantors of the TCH Notes. The obligations of TCH and TCF under the TCH Notes are secured by first priority liens, subject to certain exceptions, on substantially all of each Subsidiary Guarantor’s existing and future assets, including, among other things, all of each Subsidiary Guarantor’s owned and leased real and personal property, equipment and related general intangibles, as well as all of the equity interests held in and by such Subsidiary Guarantors, whether now owned or later acquired. The liens do not include, however, the Subsidiary Guarantors’ accounts receivables, inventory, gaming licenses, certain furniture, fixtures and equipment and certain property.

Interest on the Second Priority Mortgage Notes is payable semi-annually on March 15 and September 15 of each year, commencing September 15, 2003. The Second Priority Mortgage Notes are secured by the same collateral as the First Priority Mortgage Notes, except that the liens securing the Second Priority Mortgage Notes and the guarantees of the Second Priority Mortgage Notes rank junior to the liens securing the First Priority Mortgage Notes and certain other liens permitted under the indentures governing the TCH Notes. To the extent that collateral is released under the liens securing the First Priority Mortgage Notes, the holders of the Second Priority Mortgage Notes would be required to release their security interest in the same collateral.

The net proceeds of the TCH Note Offering were or will be used to:

•	redeem at the applicable redemption prices $242.1 million aggregate principal amount of Trump’s Castle Funding, Inc.’s, or Castle Funding’s, 11.75% Mortgage Notes due 2003;

•	repay $70.0 million aggregate principal amount of Trump Marina Associates, L.P.’s, or Marina Associates’, bank debt due 2003;

•	redeem at the applicable redemption prices $14.3 million principal amount of Castle Funding’s 13.875% Pay-In-Kind Notes due 2005, or the Castle PIK Notes;

•	repay $20.3 million aggregate principal amount of Trump Indiana, Inc.’s bank debt in 2006;

•	acquire and redeem at the applicable redemption prices $96.9 million aggregate principal amount (including the call premium) of Trump Hotels & Casino Resorts Holdings, L.P.’s, or THCR Holdings’, 15.5% Senior Notes due 2005, or the THCR Holdings Senior Notes; and

•	repay $0.2 million aggregate principal amount of THCR Management Services, LLC’s, or Trump 29 Services’, bank debt due 2003.

Also, in connection with the TCH Note Offering, $141.9 million principal amount of Castle PIK Notes and $35.5 million principal amount of THCR Holdings Senior Notes held by THCR Holdings and its subsidiaries were contributed to TCH and cancelled without payment.

Included in the $96.9 million principal amount (including call premium) of THCR Holdings Senior Notes purchased with the net proceeds of the TCH Note Offering, $1.7 million principal amount of THCR Holdings Senior Notes were held by Mr. Trump. THCR Holdings also acquired an additional $15.0 million principal amount of THCR Holdings Senior Notes on the closing date of the TCH Note Offering in a private transaction with Donald J. Trump. The purchase price of the aggregate $16.7 million principal amount of THCR Holdings Senior Notes acquired from Mr. Trump consisted of 1,500 shares of Series A Preferred Stock of THCR valued at $15.0 million, plus a cash amount equal to $1.7 million, plus the applicable redemption premium of 2.583% (approximately $432,000) and accrued interest of approximately $0.7 million on the entire $16.7 million principal amount of THCR Holdings Senior Notes sold by Mr. Trump. The Series A Preferred Stock of THCR may in the future be exchanged for an aggregate of 7,894,737 shares of common stock of THCR. The Series A Preferred Stock (which is newly designated) does not pay or accrue any dividend and has a liquidation preference aggregating $15.0 million. The Series A Preferred Stock may not be exchanged for common stock until such time as the stockholders of THCR approve such issuance. See “Certain Relationships and Related Transactions; Purchase of THCR Holdings Senior Notes from Mr. Trump.”

The TCH Notes were offered to qualified institutional buyers under Rule 144A and Regulation S of the Exchange Act. Under the indentures governing the TCH Notes, TCH and TCF have agreed to use their best efforts to file a registration statement with the SEC within 90 days of the closing to register notes having substantially identical terms as the TCH Notes, or the Exchange Notes, as part of an offer to exchange freely tradable Exchange Notes for the TCH Notes and to cause that registration statement to be declared effective within 210 days of the TCH Note Offering. If the registration statement for the Exchange Notes is not filed on time or declared effective within 210 days of filing with the SEC, or if the offer to exchange the TCH Notes for the Exchange Notes is not completed within 240 days of the TCH Note Offering, the interest rate of the TCH Notes will increase by 0.5% increments for each 90-day period during which the registration default continues, until a maximum additional interest rate of 2.0% over the initial rate is obtained. The interest rate on the TCH Notes will revert to the initial interest rate when the registration statement for the Exchange Notes is declared effective by the SEC. TCH and TCF have also agreed to file Exchange Act reports with the SEC.

Formation of TCH and TCF.    TCH is a Delaware limited liability company of which THCR Holdings is the sole member. TCF is a Delaware corporation and a wholly-owned subsidiary of TCH. Upon the consummation of the TCH Note Offering, THCR Holdings contributed to TCH the equity interests of the Subsidiary Guarantors. Upon THCR Holdings’ contribution of the equity securities in the above-mentioned entities to TCH, these entities became wholly-owned subsidiaries of TCH.

General

Trump Hotels & Casino Resorts, Inc., or THCR, was formed in Delaware in March 1995 and has been a public company since June 1995. Our common stock is traded on the New York Stock Exchange under the symbol “DJT.” Our principal assets consist of our general and limited partnership interests in Trump Hotels & Casino Resorts Holdings, L.P., or THCR Holdings, which holds through its subsidiaries substantially all of the assets of our business. THCR Holdings’ partnership agreement, dated June 12, 1995, as amended, requires that all of our business activities be conducted through THCR Holdings or a subsidiary of THCR Holdings. As the sole general partner of THCR Holdings, we generally have the exclusive rights, responsibilities and discretion as to the management and control of THCR Holdings and its subsidiaries. Our company is the exclusive vehicle through which Donald J. Trump, our Chairman of the Board, President and Chief Executive Officer and a limited partner of THCR Holdings, engages in gaming activities. Our company is separate and distinct from Mr. Trump’s other holdings and business activities.

Through THCR Holdings and its wholly-owned subsidiaries, we own and/or manage five casino hotel properties:

•	Trump Plaza Hotel and Casino—an elegantly styled resort located at the center of Atlantic City’s boardwalk and adjacent to Atlantic City’s renovated Boardwalk Hall (the home of the Miss America Pageant). Opened in 1984, Trump Plaza Hotel and Casino, or Trump Plaza, features 904 hotel rooms, including 143 suites, 91,181 square feet of casino space with 2,979 slot machines and 88 table games. Amenities and services include 18,157 square feet of convention space, an 800-seat cabaret theater, three cocktail lounges, eight restaurants, a player club, health spa, an indoor pool, arcade, tennis courts and four retail outlets. Trump Plaza is connected by an enclosed pedestrian walkway to a ten-story parking garage which can accommodate 14 buses and approximately 2,800 cars. The parking garage is located directly off the Atlantic City Expressway, the main highway into Atlantic City, and provides patrons with safe and immediate access to the casino.

•	Trump Taj Mahal Casino Resort—an exotically-themed destination resort located on the northern end of Atlantic City’s boardwalk. Opened in 1990 and acquired by us in April 1996, the Trump Taj Mahal Casino Resort, or Trump Taj Mahal, features 1,250 hotel rooms, including 242 suites, 19 dining and 12 beverage locations, parking for 6,950 cars, a 14-bay bus terminal and approximately 140,000 square feet of ballroom, meeting room and pre-function area space. The Trump Taj Mahal also features 156,984 square feet of gaming space which includes 191 table games, 4,826 slot machines and an approximately 12,000 square-foot poker, Keno and Race Simulcasting room and an Asian-themed table game area offering popular Asian table games. The Trump Taj Mahal also features: a 20,000 square foot multi-purpose entertainment complex known as the “Xanadu Theater,” with seating capacity for up to approximately 1,200 persons, which can be used as a theater, concert hall, boxing arena or exhibition hall; the “Casbah,” a popular New York style nightclub; and the Mark G. Etess Arena featuring approximately 63,000 square feet of exhibition and entertainment space accommodating up to 5,200 persons.

In the fall of 2002, we began renovating the Trump Taj Mahal’s hotel guest rooms and suites. Approximately 230 guest rooms and suites were completed by December 31, 2002. The remaining guest rooms are intended to be substantially completed by June 2003, prior to the high occupancy summer season.

•	Trump Marina Hotel Casino—appealing to a youthful (30 plus something) crowd with its “Wild Side” image and situated in a favorable section of Atlantic City’s rapidly developing marina district. Opened in 1985 and acquired by us in October 1996, Trump Marina Hotel Casino, or Trump Marina, offers high quality amenities, entertainment offerings and strong customer service. The property consists of a 27-story hotel with 728 guest rooms, including 153 suites, 97 of which are luxury suites. The casino offers approximately 81,200 square feet of gaming space, 2,527 slot machines, 79 table games, a simulcast racetrack facility and 40,000 square feet of convention, ballroom and meeting space. Trump Marina also features a 540-seat cabaret-style theater, a nightclub, two player clubs, two retail stores, seven restaurants, a cocktail lounge and a pool side snack bar. To facilitate access to the property, Trump Marina has a nine-story parking garage capable of accommodating approximately 3,000 cars. Trump Marina also has a 645-slip marina adjacent to the property, 11 bus bays and a roof-top helipad.

•

Trump Indiana Casino Hotel—a riverboat casino located approximately 25 miles from downtown Chicago and catering primarily to the northwest Indiana and Chicago markets. Opened in June 1996, Trump Indiana Casino Hotel, or Trump Indiana, is located conveniently near I-80/95 and I-90 on a 280-foot gaming vessel with 43,000 square feet of gaming space, 1,784 slot machines, 46 table games and the capacity to accommodate approximately 2,700 passengers. Trump Indiana operates in Buffington Harbor, an approximately 100-acre site in Gary, Indiana. Our docking facility and land-based pavilion, which we share with our joint venture partner, Majestic Star Casino, LLC, or Majestic Star, includes a 40,000 square foot pavilion housing a buffet, a steakhouse restaurant, several restaurant kiosks, bars and lounges, gift shops and staging and ticketing areas. Through another joint venture with Majestic Star, we also own the site immediately adjacent to Trump Indiana, which includes surface parking for 2,300 automobiles and a parking garage (completed in May 2002) that accommodates up to 2,000 cars. Also on the site is a 300-room hotel that we own and operate through our subsidiary, Trump Indiana, Inc. See “Business; Certain Agreements; Buffington Harbor Joint Venture.”

In August 2002, Indiana permitted riverboat casinos to implement dockside gaming, which we have adopted. Dockside gaming eliminates Trump Indiana’s need to cruise which required patrons to wait for boarding times that had previously been scheduled every two hours.

•	Trump 29 Casino—located in Coachella, California in the Palm Springs resort area and featuring a desert-style floor setting ringed with gleaming mountains, columns of water and walls of fire. Reopened under its new name, Trump 29 Casino, in April 2002, we manage Trump 29 Casino, or Trump 29, pursuant to a management agreement with the Twenty-Nine Palms Band of Luiseno Mission Indians of California, or the Tribe. Trump 29 is owned by the Tribe through its sole ownership of the Twenty-Nine Palms Enterprises Corporation, or Twenty-Nine Palms. Located just off Interstate 10 in Coachella, California, 25 miles east of Palm Springs and 120 miles east of Los Angeles, Trump 29 is located within 175 miles of California’s three largest metropolitan areas, Los Angeles, Orange County and San Diego, with a combined 2000 population of approximately 15.2 million people.

During 2002, Trump 29 completed a two-stage expansion and renovation project. The first expansion and renovation stage (completed in March 2002) increased Trump 29’s casino facility to 200,000 square feet and included the addition of 1,500 slot machines and 35 table games. The second stage (completed in September 2002) included the addition of approximately 500 slot machines, a 2,200 seat theater-type showroom, a fine-dining steakhouse and a food court. Trump 29 currently features approximately 1,970 slot machines, 35 table games and a 5,000 square foot ballroom in addition to the showroom and five restaurants. See “Business; Certain Agreements; Trump 29 Management Agreement.”

Hotel-Casino Resort Properties

We have provided below certain information regarding our properties as of December 31, 2002. Other than Trump 29, we wholly own and operate these properties.

Name and Location	Number of Rooms/Suites	Approximate Casino Square Footage	Slots Machines	Gaming Tables(1)
Atlantic City, NJ

—Trump Plaza	904	91,181	2,979	88

—Trump Taj Mahal	1,250	156,984	4,826	191

—Trump Marina	728	81,200	2,527	79

Subtotal	2,882	329,365	10,332	358
Buffington Harbor, IN

—Trump Indiana	300	43,000	1,784	46

Coachella, CA

—Trump 29(2)	—	80,000	1,970	35

Total	3,182	452,365	14,086	439

(1)	Generally includes blackjack, baccarat, craps, pai gow poker, Caribbean stud poker, roulette and poker.
(2)	We manage Trump 29 pursuant to a management agreement with the Tribe. See “Business; Certain Agreements; Trump 29 Management Agreement.”

We believe that our properties derive substantial benefit from the widespread recognition of the “Trump” name and its association with high quality amenities and first class service. Our properties use the Trump name to attract business at each site where we seek to provide an exciting gaming and entertainment experience tailored to the primary patrons in each of our markets.

In this Form 10-K, the term “Trump Atlantic City Properties” includes Trump Plaza, Trump Taj Mahal and Trump Marina. “Trump Casino Properties” includes the Trump Atlantic City Properties and Trump Indiana. Unless otherwise noted, the terms “we,” “us,” and “our” includes THCR, THCR Holdings and its subsidiaries.

Business and Marketing Strategy

We consistently evaluate our properties and their amenities in order to remain competitive. From time to time, changes are made to our properties in response to patron demand either on an industry-wide or property-specific basis. Below is a brief description of our business and marketing strategy:

Focus on Slot Revenues.    We continue to emphasize our slot business, the most consistently profitable and predictable segment of our gaming revenues. We strive to offer a wide variety of games and marketing programs to attract slot customers and to encourage them to play for longer periods of time in order to promote the stability of our gaming revenues. As part of this focus, we are committed to providing our customers with the latest themed slot machines and gaming technology. In addition, we have continued to improve the Trump Casino Properties’ slot floors and have changed our marketing and customer loyalty programs to reward our most important slot customers by offering rooms and benefits that were previously reserved for table players.

Trump Indiana was the test site for ticket in/ticket out, or cashless, slot machines in Indiana. Cashless gaming is an alternative payment method to coin handling on the casino slot floor. Casino operators can program a slot machine to pay a slot payout, or a portion thereof, with a ticket. The ticket can then be reinserted into another cashless slot machine, be exchanged for cash at a cashier’s station or held by the player and used at a later time. The testing at Trump Indiana was successfully completed in October 2002, and Trump Indiana presently has more than 600 cashless slot machines operating on it casino floor. We anticipate having another 700 new cashless slot machines operating at Trump Indiana during by the third quarter of 2003. We also expect to have a portion of Trump Marina’s, Trump Plaza’s and Trump Taj Mahal’s slot machines operating with cashless gaming technology during 2003. We believe that cashless slot machines enhance slot patrons’ gaming experience as well as reduce overhead, labor and costs associated with operating a slot floor. Also, preliminary results have shown an increase in coin-in and win per unit per day for cashless test units.

Targeted Marketing and Promotion.    We actively promote our casinos, entertainment offerings, hotels and restaurants by using a variety of media, including billboard and other outdoor signage, print, broadcast and the Internet. In addition, we employ marketing representatives as a means of attracting gaming patrons to our properties. We have developed and maintain extensive and targeted customer databases. We also employ a focused direct-mail program, integrated with our player tracking systems, to efficiently target our database customers with a variety of promotional programs to enhance customer loyalty. Promotional events in 2002 included gift giveaways, sweepstakes, slot tournaments and Asian and other ethnic events which were designed to increase our frequent player programs. Trump Indiana has recently hired new marketing and player development management and staff with significant experience in the Midwest gaming market, in general, and Chicagoland, in particular. We estimate that approximately 81% of our gaming revenues at Trump Plaza come from rated players (i.e., players in our database targeted for promotional programs), approximately 80% at the Trump Taj Mahal, approximately 87% at Trump Marina and approximately 57% at Trump Indiana, evidencing our ability to attract our targeted customers.

Maintain Stringent Cost Controls.    We have achieved significant cost savings through several initiatives. These initiatives include matching employee schedules more efficiently to peak business hours and implementing our more efficient cash reward programs that generate higher revenue at a lower cost than previous cash reward programs. Coupled with our targeted marketing approach, we have been able to lower marketing costs and increase revenues at the Trump Casino Properties without sacrificing customer service.

Premium Entertainment.    We pursue a program of providing headline entertainment at our properties. These entertainment offerings, which generate incremental revenue through ticket sales, also increase pedestrian traffic in our hotels, restaurants and casinos. In addition, we coordinate entertainment events to coincide with slot player promotions to maximize the number of customers and gaming play in our casinos.

The Atlantic City Market

The Atlantic City market serves the New York-Philadelphia-Baltimore-Washington, D.C. corridor with nearly 30 million adults living within a three-hour driving radius and has historically generated consistent growth in gaming revenues. The Atlantic City gaming market currently consists of 11 casino properties with a total of 11,700 hotel rooms and approximately 1.3 million square feet of gaming space containing approximately 38,000 slot machines and approximately 1,200 table games.

Other gaming operators in Atlantic City have announced or recently completed new development or expansion projects that we believe will, if completed, attract new customers to Atlantic City. The Borgata, a casino resort complex being developed in Atlantic City’s marina district through a joint venture between MGM Mirage, Inc. and Boyd Gaming Corporation, is expected to be completed in the summer of 2003 and will be the first new casino in Atlantic City in 13 years. The Borgata, located on a 25-acre site, will feature a 40 story tower with 2,010 rooms and suites, a 135,000 square foot casino, restaurants, retail shops, a spa and pool, and entertainment venues. Also in the marina district, Harrah’s recently completed construction of an additional hotel tower with 452 rooms and expanded its casino floor to include 950 additional slot machines. We believe that these projects will attract additional visitors to the marina district.

In addition, Park Place Entertainment, Inc. connected its Bally’s and Claridge properties in July 2002 and merged the properties into a single casino resort in December 2002. In December 2002, Park Place’s Caesars began renovating the adjacent Ocean One Mall into an upscale retail and entertainment monopoly-themed complex, which is expected to be completed in 2004.

In March 2002, Showboat Casino Hotel broke ground for a 544 room hotel tower with an expected completion date in June 2003.

In April 2002, Aztar Corp. commenced its expansion of its Tropicana Atlantic City property. The expansion is intended to include an additional 502 hotel rooms and a 200,000 square foot retail, dining and entertainment complex and is anticipated to be completed in the spring of 2004.

In September 2002, Resorts Atlantic City commenced demolition of one of its towers and is replacing it with a 459 room hotel tower expected to be completed in the first quarter of 2004.

Historically, there has been a shortage of available rooms in Atlantic City on the weekends during the peak spring and summer seasons and on long holiday weekends in other parts of the year. We believe that the addition of hotel rooms in Atlantic City would benefit the overall Atlantic City market by increasing patrons’ visits and perhaps the duration of patrons’ visits during these peak seasons and weekends. See “Business; Seasonality.”

In February 2003, in response to state budgetary concerns, the Governor of New Jersey proposed increasing New Jersey’s casino gross revenue tax from 8.0% to 10.0%, to tax complementaries and to impose a 7.0% occupancy tax on hotel rooms. The outcome of this tax proposal is uncertain at this time. The Governor also formed a commission to study allowing video lottery terminals (popularly called VLTs and which are similar to slot machines) at racetracks as a source of revenue for the state. To the extent that the State of New Jersey increases gaming revenue or other taxes on Atlantic City casinos or allows the implementation of VLTs at racetracks, especially at the nearby Meadowlands racetrack, the development plans of Atlantic City operators could change, and anticipated room expansions may not occur. See “Business; Governmental and Gaming Regulations; New Jersey Gaming Regulations; Gross Revenue Tax.”

Northwest Indiana/Chicagoland Market

The northwest Indiana and the greater Chicago metropolitan market, known as the “Chicagoland” market, is the third largest gaming market in the United States, generating approximately $2.3 billion in revenues for the year ended December 31, 2002. As of December 31, 2002, the Chicagoland market featured nine casinos, over 1,000 hotel rooms and over 377,000 square feet of gaming space containing approximately 12,875 slot machines and 416 table games.

From 1997 to 2002, total gaming revenues in the Chicagoland market have increased approximately 49.3%, during which period only two new facilities opened. We believe that the Chicagoland market possesses some of the most attractive characteristics of any gaming market in the United States, including one of the highest ratios of local population to gaming positions. The Chicagoland market is the third most populated metropolitan area in the United States. Furthermore, the population and average income in the Chicagoland market rank highest among all United States riverboat gaming markets. Entrance into the market is limited by the fixed number of gaming licenses available in Indiana and Illinois. Currently, a maximum of 11 licenses are permitted in Indiana, of which 10 have already been issued (five on Lake Michigan, including Trump Indiana, and five on the Ohio River), and a maximum of 10 licenses are permitted in Illinois, of which nine have been issued. The remaining Indiana license is expected to be granted in the southern portion of the state, and the remaining Illinois license is currently under dispute.

There has been limited casino development and expansion activity in the areas surrounding Trump Indiana. In February 2002, Harrah’s completed construction on a new 293-room luxury hotel at its East Chicago, Indiana property.

Southern California Market

Trump 29 is located in California’s Coachella Valley in Riverside County, near the Palm Springs resort area. The property is located just off Interstate 10 and enjoys excellent access and visibility from the freeway, with an estimated 27,000 vehicles passing by Trump 29 each day. Riverside County offers Trump 29 a rapidly growing local market, with population having risen over 130% from 1980 to 2000 to reach approximately 1.6 million people. In addition, Coachella is located within 175 miles of California’s three largest metropolitan areas, Los Angeles, Orange County and San Diego, with a combined 2000 population of approximately 15.2 million people.

Competition

Atlantic City

Atlantic City.    Competition in the Atlantic City market remains intense. At the present time, there are 11 casino hotels located in Atlantic City which compete with each other on the basis of customer service and quality and extent of amenities, including each of the Trump Atlantic City Properties. For this reason, substantial capital expenditures are required from time to time to compete effectively. Substantial new expansion and development activity has recently been completed, is under construction, or has been announced in Atlantic City at other properties, including the development of the Borgata by Boyd Gaming and MGM Mirage, Inc. which is expected to be completed in the summer of 2003. See “Business; The Atlantic City Market.”

In addition, we believe that there are several other sites on the boardwalk and in the marina district on which casino hotels could be built in the future, and various applications for casino licenses have been filed and announcements with respect thereto have been made from time to time. There can be no assurance that proposed and future developments and expansions, especially the Borgata, would not have a material adverse effect on our business and operations. There also can be no assurances that the Atlantic City development projects, which are planned or in process, will be completed. See “Business; The Atlantic City Market.”

Native American Tribes.    The Trump Atlantic City Properties also face considerable competition from casino facilities in a number of states operated by federally recognized Native American tribes, such as Foxwoods Resorts Casino in Ledyard, Connecticut and Mohegan Sun Casino Resort in Uncasville, Connecticut. Pursuant to the Indian Gaming Regulatory Act, or the IGRA, which was passed by Congress in 1988, any state which permits casino-style gaming (even if only for limited charity purposes) is required to negotiate gaming compacts with federally recognized Native American tribes. Under the IGRA, Native American tribes enjoy comparative freedom from regulation and taxation of gaming operations, which provides them with an advantage over their competitors, including the Trump Atlantic City Properties.

In addition, Native American nations are seeking federal recognition, land and negotiation of gaming compacts in New York, Pennsylvania, Connecticut and other states near Atlantic City. If successful, there can be no assurance that additional casinos built in or near this portion of the United States would not have a material adverse effect on the business and operations of the Trump Atlantic City Properties.

New Jersey State Legislation.    In September 2002, the New Jersey State Legislature proposed an amendment to the New Jersey constitution that, if approved, by the citizens of New Jersey in a general election, would permit the legislature to adopt legislation permitting slot machines at the Meadowlands Racetrack in East Rutherford, New Jersey. If New Jersey’s constitution were to be so amended and such legislation adopted, slot machines at the Meadowlands would compete to some extent with Atlantic City’s casinos, including the Trump Atlantic City Properties, for gaming patrons.

New York State Legislation.    In October 2001, the State of New York, citing a statewide economic crisis precipitated by the September 11, 2001 terrorist attacks on New York City, passed legislation permitting video lottery terminals at five harness racetracks and further allows the governor to negotiate Class III gaming compacts with Native American tribes for up to six resort-scale casinos. The legislation allows three tribal resort scale casinos in the Catskills, within 90 minutes of New York City, and the other three in the Buffalo-Niagara Falls area. The three Buffalo-Niagara Falls resort scale casinos would join two existing Indian casinos, the Turning Stone, operated by the Oneida Nation near Syracuse and one owned by the St. Regis Mohawks, near the Canadian Border. A lawsuit was filed in New York’s Supreme Court in Albany on January 29, 2002, claiming, among other things, that the legislation violated the provisions of New York State’s constitution. Competition from these properties, when opened, could have a material adverse effect on the Trump Atlantic City Properties.

Other States.    Legislation permitting other forms of casino gaming has been proposed, from time to time, in various states, including those bordering the State of New Jersey. Six states have presently legalized riverboat gambling while others are considering its approval, including the State of New York and the Commonwealth of Pennsylvania. Several states are considering or have approved large-scale land-based casinos. The business and operations of the Trump Atlantic City Properties could be adversely affected by such competition, particularly if casino gaming were permitted in jurisdictions near or elsewhere in New Jersey or in other states in the Mid-Atlantic and Northeast. Currently, casino gaming, other than Native American gaming, is not allowed in other areas of New Jersey or in Connecticut, New York or Pennsylvania. To the extent that legalized gaming becomes more prevalent in New Jersey or other jurisdictions near Atlantic City, competition would further intensify. In particular, proposals have been introduced to legalize gaming in other locations, including Pennsylvania and Maryland. The legislative proposals in Pennsylvania would allow for a wide range of gaming activities, including riverboat gaming, slots at racetracks, video lottery terminals at liquor stores and the formation of a gaming commission. Maryland’s proposed legislation would authorize video lottery terminals at some of Maryland’s racing facilities. The results of the 2002 gubernatorial elections in Pennsylvania and Maryland have also increased the likelihood of gaming legislation in such states. We are unable to predict whether any such legislation, in such states or elsewhere, will be enacted or whether, if passed, would have material adverse effect on the Trump Atlantic City Properties.

Chicagoland

Competition in the Chicagoland market is intense. We believe that competition in the gaming industry, particularly the riverboat and dockside gaming industry, is based on a combination of quality and location of gaming facilities, the implementation of effective marketing strategies and customer service and satisfaction. Trump Indiana is seeking a competitive advantage primarily based upon its superior location, including its proximity to, and direct access from Chicago, extensive parking facilities, name recognition, a superior gaming vessel and gaming experience, and targeted marketing strategies. Although we believe that the location of Trump Indiana allows it to compete effectively with other casinos in the surrounding geographic area, management expects competition in the casino gaming industry to become more intense as casinos are opened and new entrants into the gaming industry become even more operational.

Trump Indiana competes primarily with riverboats and other casinos in the Chicagoland market. Although northwest Indiana is part of the Chicagoland market, which is one of the most successful new gaming markets in the United States, Trump Indiana may be more dependent on patrons from northwest Indiana than its Illinois competitors, and the propensity of these patrons to wager cannot be predicted with any degree of certainty. In addition to competing with Majestic Star’s riverboat at the Buffington Harbor site, Trump Indiana competes with three other riverboats in the northwest Indiana market. To a lesser degree, Trump Indiana competes with five operating riverboats located in southern Indiana. In addition, a casino opened during 1994 in Windsor, Ontario. In 1997, Detroit approved land-based casino gaming with a limit of three licenses for the metropolitan area, and selected the operators for the licenses. Two of these land-based casinos opened for operation in 1999 and the third opened in 2000.

At the present time, there are four other riverboats in the Chicago, Illinois area. In June 1999, the Illinois State Legislature authorized additional gaming facilities to be constructed in Illinois, including authorizing new sites in the Chicagoland area with which Trump Indiana would compete. The Illinois Legislature also authorized gaming on barges in Illinois. In addition to barge gaming, which facilitates a larger casino floor than a conventional boat, Illinois gaming regulators relaxed ownership hurdles, allowing operators to own more than one casino in the state. There can be no assurance that Indiana will follow suit in allowing gaming on barges or multiple licenses to current operators.

Southern California

Competition in the Southern California market is also intense. Trump 29 principally competes with other tribal casinos in the Palm Springs area. At the present time, fifteen tribal casinos are open in the Southern California market, five of which directly compete with Trump 29 and are located within a 45-mile radius from Trump 29, and other Indian tribes may receive approval to engage in casino gaming. Trump 29’s five principal competitors are Fantasy Springs Casino, Agua Caliente, Spa Hotel and Casino, Casino Morongo and Augustine Casino.

Certain Agreements

We are party to certain agreements, some of which are described below. See “Executive Compensation; Employment Agreements, Termination of Employment and Change-in-Control Arrangements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition—Summary of Company’s Public Indebtedness” and “Certain Relationships and Related Transactions.”

Buffington Harbor Joint Venture

In June 1995, Trump Indiana, Inc. acquired approximately 88 acres of land at Buffington Harbor in Gary, Indiana, or the Buffington Harbor Site, for an aggregate purchase price of $13.5 million from the Lehigh Portland

Cement Company, or Lehigh. Trump Indiana, Inc. also leased certain of Lehigh’s property adjacent to the Buffington Harbor Site for the docking of Trump Indiana’s casino vessel (the Harbor Lease Agreement). Trump Indiana, Inc. contributed the Buffington Harbor Site and its rights under the Harbor Lease Agreement to Buffington Harbor Riverboats, LLC, or BHR, a 50/50 joint venture between Trump Indiana, Inc. and Majestic Star Casino, LLC, or Majestic Star, in connection with the formation of BHR. Pursuant to Trump Indiana’s and Majestic Star’s joint venture agreement, or the BHR Agreement, BHR owns, develops and operates all common land-based and waterside operations in support of Trump Indiana’s and Majestic Star’s separate riverboat casinos at Buffington Harbor. Trump Indiana, Inc. and Majestic Star are each equally responsible for the development and the operating expenses of BHR.

In September 2000, THCR and an affiliate of Majestic Star formed a joint venture, Buffington Harbor Parking Associates, or BHPA, for the purpose of constructing and operating a parking garage (the Indiana Parking Garage). In September 2000, BHPA acquired approximately 14 additional acres of land (not including the Buffington Harbor Site) previously leased from Lehigh for the construction of the Indiana Parking Garage for an aggregate purchase price of $14.2 million, and the Harbor Lease Agreement was terminated. The construction of the Indiana Parking Garage commenced in the second quarter of 2001 and was completed in the second quarter of 2002.

BHPA separately leases the Indiana Parking Garage to each of (i) Trump Indiana, Inc. pursuant to a parking lease, dated June 19, 2001, or the Trump Indiana Garage Lease, and (ii) Majestic Star under a substantially identical lease agreement. The term of the Trump Indiana Garage Lease is until December 31, 2018. The initial rent installment, paid by Trump Indiana, Inc. upon the execution of the Trump Indiana Garage Lease, was $8.4 million. In addition, Trump Indiana, Inc. is obligated to pay BHPA a monthly rent equal to (i) 50.0% of BHPA’s debt service on the $17.1 million financing to build the Indiana Parking Garage and (ii) 50.0% of any construction costs incurred by BHPA in excess of the net proceeds of the financing. In the event either party defaults on its rental obligations under its respective garage lease with BHPA, the other party will be obligated to pay rent in an amount sufficient to satisfy 100.0% of BHPA’s debt service obligations on the financing.

Casino Services Agreement

We service the Trump Casino Properties and Trump 29 and manage their administrative overhead costs through a casino services agreement, dated January 1, 1998, as amended, or the Casino Services Agreement, with Trump Administration, a division of Trump Taj Mahal Associates, or Taj Associates, a subsidiary which operates the Trump Taj Mahal. Trump Administration assumed the rights and responsibilities of the Casino Services Agreement when we merged Trump Casino Services, LLC, or TCS, into Taj Associates in December 2000. Pursuant to the Casino Services Agreement, Trump Administration provides each of our properties with managerial, financial, accounting, purchasing, legal and other services incidental to running a casino and hotel, collectively referred to as the “Casino Services.” In return, the properties reimburse Trump Administration, on a ratable basis, all of the costs and expenses incurred by Trump Administration in providing the Casino Services, including all payroll and employee benefits and related costs associated with the employees utilized by Trump Administration in providing the Casino Services, as well as all overhead and other expenses incurred in the ordinary course of providing such services. We believe that the Casino Services Agreement allows us to take advantage of economies of scale and realize substantial cost savings. The Casino Services Agreement expires on January 1, 2008, unless earlier terminated upon 90 days prior written notice.

Marina Lease

Pursuant to Marina Associates’ agreement with the New Jersey Division of Parks and Forestry, we operate a 645-boat slip marina adjacent to Trump Marina (the only property in Atlantic City to have direct marina access). Pursuant to the agreement and a lease entered into in September 1990 with the State of New Jersey, Marina Associates leases the marina and improvements thereon for an initial term of 25 years. Pursuant to the marina lease, Marina Associates pays annual rent equal to the greater of (i) a certain percentage of Marina Associates’

gross revenues from operating the marina or (ii) a minimum amount ($400,000 in 2002 and which will increase every five years to $500,000 in 2010). In addition, Marina Associates is responsible for all of the costs and expenses related to the premises, including but not limited to, all maintenance and repair costs, insurance premiums, real estate taxes, assessments and utility charges. Also, any improvements made to the marina (excluding an elevated pedestrian walkway which we constructed and which connects Trump Marina to a two-story building containing a restaurant and retail and office space) automatically becomes the property of the State of New Jersey upon the termination of the lease.

Trademark License Agreement

Subject to certain restrictions, we have the exclusive world-wide right to use the “Trump” name and Mr. Trump’s likeness in connection with gaming and related activities pursuant to a trademark license agreement, dated June 12, 1995, and the amendments thereto, between Mr. Trump, as licensor, and THCR, as licensee. Pursuant to the license agreement, we are permitted to use the names “Trump,” “Donald J. Trump” and variations thereof, collectively referred to as the “Trump Names,” and related intellectual property rights, or the “Marks,” in connection with casino and gaming activities and related services and products. We, in turn, allow our subsidiaries and properties to use the Trump Names and Marks under various parol licenses which do not create enforceable licenses. The license agreement, however, does not restrict Mr. Trump’s right to use or further license the Trump Names and Marks in connection with services and products other than casino services and related products.

The term of the license agreement is until the later of: (i) June 2015, (ii) such time as Mr. Trump and his affiliates own less than a 15.0% voting interest in THCR or (iii) such time as Mr. Trump ceases to be employed or retained by THCR pursuant to an employment, management, consulting or similar services agreement. Upon expiration of the license agreement, Mr. Trump is required to grant THCR a non-exclusive, worldwide and royalty free license to use the casino related trademarks for a reasonable transition period on terms to be agreed upon between us and Mr. Trump. Mr. Trump’s obligations under the license agreement are secured by a security agreement, pursuant to which Mr. Trump has granted THCR a first priority security interest in the Trump Names and the related intellectual property rights for use in connection with casino services, as well as related hotel, bar and restaurant services. See “Executive Compensation; Employment Agreements, Termination of Employment and Change-in-Control Arrangements; Donald J. Trump,” “Executive Compensation; Compensation Committee Interlocks and Insider Participation; Trademark License Agreement” and “Certain Relationships and Related Transactions; Trademark License Agreement.”

Trump 29 Management Agreement

We, through Trump 29 Services, manage and direct all of the day-to-day operations of Trump 29 pursuant to an amended and restated gaming facility management agreement, dated as of March 28, 2002, with the Tribe and Twenty-Nine Palms. The management agreement was approved by the National Indian Gaming Commission, or the NIGC, on April 15, 2002, commenced on April 16, 2002 and expires on April 16, 2007.

Pursuant to our management agreement with the Tribe, an annual management fee equal to 30.0% of net revenues of Trump 29 (as defined in the management agreement) is payable to Trump 29 Services for each year of the term. The management fee is payable monthly in arrears. Payment of the monthly management fee is subordinate to the debt service on Twenty-Nine Palms’s bank debt and is payable after certain other monthly priority payments are made or reserve requirements are satisfied, including the payment of operating expenses of Trump 29 (excluding the management fee) and various debt service reserve requirements required by Twenty-Nine Palm’s loan agreement. If revenues of Trump 29 are less than the amount necessary to pay any required amount under the management agreement in any given month, Trump 29 Services is obligated to advance the funds necessary to pay the minimum guaranteed monthly payment to the Tribe.

Twenty-Nine Palms’ revenues have been pledged to its lenders as security for its bank debt and Trump 29 Services has subordinated its right to receive management fees to the payment by the Tribe of its bank debt. As a result of this pledge and subordination, until the Tribe’s bank debt is paid in full, Trump 29 Services may not accept or receive any prepayment of its management fee or accept or receive any payment from the Tribe in respect of the management fee if a default has occurred and is continuing under the Tribe’s bank debt, or if such payment of the management fee would result in a default under the Tribe’s bank debt. Trump 29 Services has also guaranteed Twenty-Nine Palms’ obligations to its bank lenders up to an amount not to exceed $2.5 million.

On or after May 31, 2005, Twenty-Nine Palms has the right to purchase all of the rights of Trump 29 Services under the management agreement upon satisfaction of certain conditions, including payment to Trump 29 Services of an early termination fee. Such fee would be equal to one and one-half times the aggregate management fee payable to Trump 29 Services for the twelve-month period preceding the notice of early termination. If Twenty-Nine Palms were to exercise this right, Trump 29 Services would not generate any further revenues from the management agreement.

Governmental and Gaming Regulations

The following is only a summary of the applicable provisions of the New Jersey Casino Control Act (or the Casino Control Act), the Indiana Riverboat Gambling Act (or the Riverboat Gambling Act), the Indian Gaming Regulatory Act (or IGRA) and certain other laws and regulations. It does not purport to be a full description and is qualified in its entirety by reference to the Casino Control Act, the Riverboat Gambling Act, IGRA and such other applicable laws and regulations.

New Jersey Gaming Regulations

In general, the Casino Control Act and the regulations promulgated thereunder contain detailed provisions concerning, among other things:

•	the granting and renewal of casino licenses;
•	the suitability of the approved hotel facility, and the amount of authorized casino space and gaming units permitted therein;
•	the qualification of natural persons and entities related to the casino licensee;
•	the licensing of certain employees and vendors of casino licensees;
•	the rules of the games;
•	the selling and redeeming of gaming chips;
•	the granting and duration of credit and the enforceability of gaming debts;
•	management control procedures, accounting and cash control methods and reports to gaming agencies;
•	the security standards;
•	the manufacture and distribution of gaming equipment;
•	the simulcasting of horse races by casino licensees, advertising, entertainment and alcoholic beverages.

Casino Control Commission.    The ownership and operation of casino/hotel facilities in Atlantic City are the subject of strict state regulation under the Casino Control Act. The New Jersey Casino Control Commission, or the CCC, is empowered to regulate a wide spectrum of gaming and non-gaming related activities and to approve the form of ownership and financial structure of not only a casino licensee, but also its entity qualifiers and intermediary and holding companies and any other related entity required to be qualified.

Operating Licenses.    In May 1999, the CCC renewed Marina Associates’ license to operate Trump Marina through May 2003. In June 1999, the CCC renewed Plaza Associates’ and Taj Associates’ (collectively with Marina Associates, the Trump Atlantic City Licensees) licenses to operate Trump Plaza and Trump Taj Mahal, until June 2003, respectively. Each entity has filed an application for the renewal of its casino license through

June 2007. The CCC has consolidated the license renewal applications for hearing in late June 2003 and has extended the casino licenses to operate the Trump Atlantic City Properties through June 30, 2003.

Casino Licenses.    No casino hotel facility may operate unless the appropriate license and approvals are obtained from the CCC, which has broad discretion with regard to the issuance, renewal, revocation and suspension of such licenses and approvals, which are non-transferable. The qualification criteria with respect to the holder of a casino license include its financial stability, integrity and responsibility; the integrity and adequacy of its financial resources which bear any relation to the casino project; its good character, honesty and integrity; and the sufficiency of its business ability and casino experience to establish the likelihood of a successful, efficient casino operation. The casino license currently held by each of Trump Atlantic City Licensees is renewable for periods of up to four years. The CCC may reopen licensing hearings at any time, and must reopen a licensing hearing at the request of the Division of Gaming Enforcement.

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

Pursuant to the Casino Control Act and the regulations and precedent of the CCC, no entity may hold a casino license unless each officer, director, principal employee, person who directly or indirectly holds any beneficial interest or ownership in the licensee, each person who in the opinion of the CCC has the ability to control or elect a majority of the board of directors of the licensee (other than a banking or other licensed lending institution which makes a loan or holds a mortgage or other lien acquired in the ordinary course of business) and any lender, underwriter, agent or employee of the licensee or other person whom the CCC may consider appropriate, obtains and maintains qualification approval from the CCC. Qualification approval means that such person must, but for residence, individually meet the qualification requirements as a casino key employee.

Management believes that it has adequate financial resources to meet the financial stability requirements of the Casino Control Act for the foreseeable future.

Control Persons.    An entity qualifier or intermediary or holding company, such as THCR, THCR Holdings and its subsidiaries: TCH, Trump Marina, Inc., Trump Atlantic City Associates, or Trump AC, Trump Atlantic City Holding, Inc., or Trump AC Holding, and Trump Atlantic City Corporation, or TACC, is required to register with the CCC and meet the same basic standards for approval as a casino licensee; provided, however, that the CCC, with the concurrence of the Director of the Division of Gaming Enforcement, may waive compliance by a publicly-traded corporate holding company with the requirement that an officer, director, lender, underwriter, agent or employee thereof, or person directly or indirectly holding a beneficial interest or ownership of the securities thereof, individually qualify for approval under casino key employee standards so long as the CCC and the Director of the Division of Gaming Enforcement are, and remain, satisfied that such officer, director, lender, underwriter, agent or employee is not significantly involved in the activities of the casino licensee, or that such security holder does not have the ability to control the publicly-traded corporate holding company or elect one or more of its directors. Persons holding 5.0% or more of the equity securities of such holding company are presumed to have the ability to control the company or elect one or more of its directors and will, unless this presumption is rebutted, be required to individually qualify. Equity securities are defined as any voting stock or any security similar to or convertible into or carrying a right to acquire any security having a direct or indirect participation in the profits of the issuer.

Financial Sources.    The CCC may require all financial backers, investors, mortgagees, bond holders and holders of notes or other evidence of indebtedness, either in effect or proposed, which bear any relation to any casino project, including holders of publicly-traded securities of an entity which holds a casino license or is an entity qualifier, subsidiary or holding company of a casino licensee, to qualify as financial sources. In the past, the CCC has waived the qualification requirement for holders of less than 15.0% of a series of publicly-traded mortgage bonds so long as the bonds remained widely distributed and freely traded in the public market and the holder had no ability to control the casino licensee. The CCC may require holders of less than 15.0% of a series of debt to qualify as financial sources even if not active in the management of the issuer or casino licensee.

Institutional Investors.    An institutional investor is defined by the Casino Control Act as any retirement fund administered by a public agency for the exclusive benefit of federal, state or local public employees; any investment company registered under the Investment Company Act of 1940, as amended; any collective investment trust organized by banks under Part Nine of the Rules of the Comptroller of the Currency; any closed end investment trust; any chartered or licensed life insurance company or property and casualty insurance company; any banking and other chartered or licensed lending institution; any investment advisor registered under the Investment Advisers Act of 1940, as amended; and such other persons as the CCC may determine for reasons consistent with the policies of the Casino Control Act.

An institutional investor may be granted a waiver by the CCC from financial source or other qualification requirements applicable to a holder of publicly-traded securities, in the absence of a prima facie showing by the Division of Gaming Enforcement that there is any cause to believe that the holder may be found unqualified, on the basis of the CCC’s findings that: (i) its holdings were purchased for investment purposes only and, upon request by the CCC, it files a certified statement to the effect that it has no intention of influencing or affecting the affairs of the issuer, the casino licensee or its holding or intermediary companies; provided, however, that the institutional investor will be permitted to vote on matters put to the vote of the outstanding security holders; and (ii) if (x) the securities are debt securities of a casino licensee’s holding or intermediary companies or another subsidiary company of the casino licensee’s holding or intermediary companies which is related in any way to the financing of the casino licensee and represent either (A) 20.0% or less of the total outstanding debt of the company or (B) 50.0% or less of any issue of outstanding debt of the company, (y) the securities are equity securities and represent less than 10.0% of the equity securities of a casino licensee’s holding or intermediary companies or (z) the securities so held exceed such percentages, upon a showing of good cause. There can be no assurance, however, that the CCC will make such findings or grant such waiver and, in any event, an institutional investor may be required to produce for the CCC or the Antitrust Division of the Department of Justice upon request, any document or information which bears any relation to such debt or equity securities.

Generally, the CCC requires each institutional holder seeking waiver of qualification to execute a certification to the effect that (i) the holder has reviewed the definition of Institutional Investor under the Casino Control Act and believes that it meets the definition of Institutional Investor; (ii) the holder purchased the securities for investment purposes only and holds them in the ordinary course of business; (iii) the holder has no involvement in the business activities of and no intention of influencing or affecting, the affairs of the issuer, the casino licensee or any affiliate; and (iv) if the holder subsequently determines to influence or affect the affairs of the issuer, the casino licensee or any affiliate, it shall provide not less than 30 days’ prior notice of such intent and shall file with the CCC an application for qualification before taking any such action. If an Institutional Investor changes its investment intent, or if the CCC finds reasonable cause to believe that it may be found unqualified, the Institutional Investor may take no action with respect to the security holdings, other than to divest itself of such holdings, until it has applied for interim casino authorization and has executed a trust agreement pursuant to such an application. See “—Interim Casino Authorization.”

Ownership and Transfer of Securities.    The Casino Control Act imposes certain restrictions upon the issuance, ownership and transfer of securities of a regulated company and defines the term “security” to include instruments which evidence a direct or indirect beneficial ownership or creditor interest in a regulated company including, but not limited to, mortgages, debentures, security agreements, notes and warrants. Each of the Trump

Atlantic City Licensees, Trump AC, Trump AC Holding, Trump Marina, Inc., THCR Holdings, THCR and TCH is deemed to be a regulated company, and instruments evidencing a beneficial ownership or creditor interest therein, including a partnership interest, are deemed to be the securities of a regulated company.

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

With respect to non-publicly-traded securities, the Casino Control Act and regulations of the CCC require that the corporate charter or partnership agreement of a regulated company establish a right in the CCC of prior approval with regard to transfers of securities, shares and other interests and an absolute right in the regulated company to repurchase at the market price or the purchase price, whichever is the lesser, any such security, share or other interest in the event that the CCC disapproves a transfer. With respect to publicly-traded securities, such corporate charter or partnership agreement is required to establish that any such securities of the entity are held subject to the condition that if a holder thereof is found to be disqualified by the CCC, such holder shall dispose of such securities.

Under the terms of the indentures governing the TCH Notes and TAC Notes, if a holder of the TCH Notes or TAC Notes, as the case may be, does not qualify under the Casino Control Act when required to do so, such holder must dispose of its interest in such securities, and the respective Issuer or Issuers of such securities may redeem the securities at the lesser of the outstanding amount or fair market value.

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

Whenever any person enters into a contract to transfer any property, which relates to an ongoing casino operation, including a security of the casino licensee or a holding or intermediary company or entity qualifier, under circumstances which would require that the transferee obtain licensure or be qualified under the Casino Control Act, and that person is not already licensed or qualified, the transferee is required to apply for interim casino authorization. Furthermore, except as set forth below with respect to publicly-traded securities, the closing or settlement date in the contract at issue may not be earlier than the 121st day after the submission of a complete application for licensure or qualification together with a fully executed trust agreement in a form approved by the CCC. If, after the report of the Division and a hearing by the CCC, the CCC grants interim authorization, the property will be subject to a trust. If the CCC denies interim authorization, the contract may not close or settle until the CCC makes a determination on the qualifications of the applicant. If the CCC denies qualification, the contract will be terminated for all purposes and there will be no liability on the part of the transferor.

If, as a result of a transfer of publicly-traded securities of a licensee, a holding or intermediary company or entity qualifier of a licensee, or a financing entity of a licensee, any person is required to qualify under the Casino Control Act, that person is required to file an application for licensure or qualification within 30 days after the CCC determines that qualification is required or declines to waive qualification. The application must include a fully executed trust agreement in a form approved by the CCC or, in the alternative, within 120 days after the CCC determines that qualification is required, the person whose qualification is required must divest such securities as the CCC may require in order to remove the need to qualify.

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

Where the holder of publicly-traded securities is required, in applying for qualification as a financial source or qualifier, to transfer such securities to a trust in application for interim casino authorization and the CCC thereafter orders that the trust become operative: (i) during the time the trust is operative, the holder may not participate in the earnings of the casino hotel or receive any return on its investment or debt security holdings; and (ii) after disposition, if any, of the securities by the trustee, proceeds distributed to the unqualified holder may not exceed the lower of their actual cost to the unqualified holder or their value calculated as if the investment had been made on the date the trust became operative.

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

Unless otherwise determined by the CCC, agreements to lease an approved hotel building or the land under the building must be for a term exceeding 30 years, must concern 100.0% of the entire approved hotel building or the land upon which it is located and must include a buy-out provision conferring upon the lessee the absolute right to purchase the lessor’s entire interest for a fixed sum in the event that the lessor is found by the CCC to be unsuitable.

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

License Fees.    The CCC is authorized to establish annual fees for the renewal of casino licenses. The renewal fee is based upon the cost of maintaining control and regulatory activities prescribed by the Casino Control Act, and may not be less than $200,000 for a four-year casino license. Additionally, casino licensees are subject to potential assessments to fund any annual operating deficits incurred by the CCC or the Division of Gaming Enforcement. There is also an annual license fee of $500 for each slot machine maintained for use or in use in any casino.

Gross Revenue Tax.    Each casino licensee is currently required to pay an annual tax of 8.0% on its gross casino revenues. The table below sets forth each Trump Atlantic City Licensee’s gross revenue tax and license, investigation and other fees and assessments for the years ended December 31, 2002, 2001 and 2000.

Trump Atlantic City Licensee	For the Fiscal Year Ended December 31,	Gross Revenue Tax	License, Investigation and Other Fees and Assessments
		($ in millions)
Plaza Associates	2002	$27.1	$5.2
	2001	26.4	4.8
	2000	25.8	5.1
Taj Associates	2002	$42.6	$5.6
	2001	42.6	5.5
	2000	43.8	5.1
Marina Associates	2002	$21.7	$4.4
	2001	21.6	4.3
	2000	21.8	3.7

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act which, among other things, requires the suspension of the use of the New Jersey net operating loss carry forwards for two years and the introduction of a new alternative minimum assessment under the New Jersey corporate business tax based on gross receipts or gross profits.

In February 2003, in response to state budgetary concerns, the Governor of New Jersey proposed increasing New Jersey’s casino gross revenue tax from 8.0% to 10.0%, to tax complimentaries and to impose a 7.0% occupancy tax on hotel rooms. The outcome of this tax proposal is uncertain at this time. See “Business; The Atlantic City Market.”

Investment Alternative Tax Obligations.    An investment alternative tax imposed on the gross casino revenues of each licensee in the amount of 2.5% is due and payable on the last day of April following the end of the calendar year. A licensee is obligated to pay the investment alternative tax for a period of 35 years. Estimated payments of the investment alternative tax obligation must be made quarterly in an amount equal to 1.25% of estimated gross revenues for the preceding three-month period. Investment tax credits may be obtained by making qualified investments or by the purchase of bonds issued by the New Jersey Casino Reinvestment Development Authority. Such bonds may have terms as long as 50 years and bear interest at below market rates, resulting in a value lower than the face value of such bonds.

For the first 10 years of its tax obligation, the licensee is entitled to an investment tax credit against the investment alternative tax in an amount equal to twice the purchase price of such bonds issued to the licensee. Thereafter, the licensee (i) is entitled to an investment tax credit in an amount equal to twice the purchase price of such bonds or twice the amount of its investments authorized in lieu of such bond investments or made in projects designated as eligible by the New Jersey Casino Reinvestment Development Authority and (ii) has the option of entering into a contract with the New Jersey Casino Reinvestment Development Authority to have its tax credit comprised of direct investments in approved eligible projects which may not comprise more than 50.0% of its eligible tax credit in any one year.

From the monies made available to the New Jersey Casino Reinvestment Development Authority, it is required to set aside $175.0 million for investment in hotel development projects in Atlantic City undertaken by a licensee which result in the construction or rehabilitation of at least 200 hotel rooms. These monies will be held to fund up to 27.0% of the cost to casino licensees of expanding their hotel facilities to provide additional hotel rooms, a portion of which has been required to be available with respect to the new Atlantic City Convention Center.

Minimum Casino Parking Charges.    As of July 1, 1993, each casino licensee is required to pay the New Jersey State Treasurer a $1.50 charge for every use of a parking space for the purpose of parking motor vehicles in a parking facility owned or leased by a casino licensee or by an person on behalf of a casino licensee. This amount is paid into a special fund established and held by the New Jersey State Treasurer for the exclusive use of the CRDA. Plaza Associates and Taj Associates currently charge their parking patrons $2.00 in order to make their required payments to the New Jersey State Treasurer and cover related expenses. Amounts in the special fund will be expended by the CRDA for eligible projects in the corridor region of Atlantic City related to improving the highways, roads, infrastructure, traffic regulation and public safety of Atlantic City or otherwise necessary or useful to the economic development and redevelopment of Atlantic City in this regard.

Atlantic City Fund.    On each October 31st during the years 1996 through 2003, each casino licensee shall pay into an account established in the New Jersey Casino Reinvestment Development Authority and known as the Atlantic City Fund, its proportional share of an amount related to the amount by which annual operating expenses of the CCC and the Division of Gaming Enforcement are less than a certain fixed sum. Additionally, a portion of the investment alternative tax obligation of each casino licensee for the years 1994 through 1998 allocated for projects in northern New Jersey shall be paid into and credited to the Atlantic City Fund. Amounts in the Atlantic City Fund will be expended by the New Jersey Casino Reinvestment Development Authority for economic development projects of a revenue-producing nature that foster the redevelopment of Atlantic City other than the construction and renovation of casino hotels.

Conservatorship.    If, at any time, it is determined that any licensee or any other entity qualifier has violated the Casino Control Act or that any of such entities cannot meet the qualification requirements of the Casino Control Act, such entity could be subject to fines or the suspension or revocation of its license or qualification. If a casino license is suspended for a period in excess of 120 days or is revoked, or if the CCC fails or refuses to renew such casino license, the CCC could appoint a conservator to operate and dispose of such licensee’s casino hotel facilities. A conservator would be vested with title to all property of such licensee relating to the casino and the approved hotel subject to valid liens and/or encumbrances. The conservator would be required to act under the direct supervision of the CCC and would be charged with the duty of conserving, preserving and, if permitted, continuing the operation of the casino hotel. During the period of the conservatorship, a former or suspended casino licensee is entitled to a fair rate of return out of net earnings, if any, on the property retained by the conservator. The CCC may also discontinue any conservatorship action and direct the conservator to take such steps as are necessary to effect an orderly transfer of the property of a former or suspended casino licensee. Such events could result in an event of default under the terms of the indentures governing the TAC Notes and the TCH Notes.

Qualification of Employees.    Certain or our employees must be licensed by or registered with the CCC, depending on the nature of the position held. Casino employees are subject to more stringent requirements than non-casino employees and must meet applicable standards pertaining to financial stability, integrity and responsibility, good character, honesty and integrity, business ability and casino experience and New Jersey residency. These requirements have resulted in significant competition among Atlantic City casino operators for the services of qualified employees.

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

Control Procedures.    Gaming at the Trump Atlantic City Properties is conducted by trained and supervised personnel. We employ extensive security and internal controls. Security checks are made to determine, among other matters, that job applicants for key positions have had no criminal history or associations. Security controls utilized by the surveillance department include closed circuit video cameras to monitor the casino floor and money counting areas. The count of moneys from gaming also is observed daily by representatives of the CCC.

Indiana Gaming Regulations

Indiana Gaming Commission.    The ownership and operation of riverboat gaming operations in Indiana are subject to strict state regulation under the Riverboat Gambling Act and the administrative rules promulgated thereunder. Under the Riverboat Gambling Act, all games typically available in Atlantic City casinos are permitted on Trump Indiana. The riverboat casinos in Indiana are permitted to stay open 21 hours per day, 365 days per year and to extend credit and accept credit cards with no loss or wagering limits. The Indiana Gaming Commission, or the IGC, is empowered to administer, regulate and enforce the system of riverboat gaming established under the Riverboat Gambling Act and has jurisdiction and supervision over all riverboat gaming operations in Indiana, as well as all persons on riverboats where gaming operations are conducted. The IGC is empowered to regulate a wide variety of gaming and non-gaming related activities, including the licensing of suppliers to, and employees at, riverboat gaming operations and to approve the form of ownership and financial structure of not only riverboat owner and supplier licensees, but also their entity qualifiers and intermediary and holding companies. The IGC has adopted certain final rules and has published others in proposed or draft form which have proceeded through the review and final adoption process. The IGC also has indicated its intent to publish additional proposed rules in the future. The IGC has broad rulemaking power, and it is impossible to predict what effect, if any, the amendment of existing rules or the finalization of currently proposed rules might have on the operations of Trump Indiana or THCR. The following reflects both adopted and proposed regulations. Further, the Indiana General Assembly has the power to promulgate new laws and implement amendments to the Riverboat Gambling Act, which could materially affect the operations or economic viability of the gaming industry in Indiana.

Riverboat Owner’s License.    The operation of a gaming riverboat in Indiana is subject to the Riverboat Gambling Act and the administrative rules promulgated thereunder. In June 1996, the IGC granted Trump Indiana, Inc. a riverboat owner’s license, which in June 2002 was renewed to June 2003. We have timely filed an application with the IGC regarding the renewal of Trump Indiana, Inc.’s riverboat owner’s license.

Transfer of Riverboat Owner’s License.    Pursuant to IGC proposed rules, an ownership interest in a riverboat owner’s license shall not be transferred unless the transfer complies with applicable rules, and no riverboat gaming operation may operate unless the appropriate licenses and approvals are obtained from the IGC. Under current Indiana law, a maximum of 10 riverboat owner’s licenses may be in effect at any given time. No person or entity may simultaneously own an interest in more than two riverboat owner’s licenses. A person or entity may simultaneously own up to 100.0% in one riverboat owner’s license and no more than 10.0% in a second riverboat owner’s license.

A riverboat owner’s licensee must possess a level of skill, experience, or knowledge necessary to conduct a riverboat gaming operation that will have a positive economic impact on the host site, as well as the entire state of Indiana. Additional representative, but not exclusive, qualification criteria with respect to the holder of a riverboat owner’s license include character, reputation, financial integrity, the facilities or proposed facilities for the conduct of riverboat gaming including related non-gaming projects such as hotel development, and the good faith affirmative action plan to recruit, train and upgrade minorities and women in all employment classifications. The IGC shall require persons holding riverboat owner’s licenses to adopt policies concerning the preferential hiring of residents of the city in which the riverboat docks for riverboat jobs. The IGC has broad discretion in regard to the issuance, renewal, revocation and suspension of licenses and approvals, and the IGC is empowered to regulate a wide variety of gaming and non-gaming related activities, including the licensing of suppliers to, and employees at, riverboat gaming operations, and to approve the form of ownership and financial structure of not only riverboat owner and supplier licensees, but also their subsidiaries and affiliates.

A riverboat owner’s licensee or any other person may not lease, hypothecate, borrow money against or loan money against a riverboat owner’s license. An ownership interest in a riverboat owner’s license may only be transferred in accordance with the regulations promulgated under the Riverboat Gambling Act. An applicant for the approval of a transfer of a riverboat owner’s license must comply with application procedures prescribed by the IGC, present evidence that it meets or possesses the standards, qualifications and other criteria under Indiana gaming laws, that it meets all requirements for a riverboat owner’s license, and that it pay an investigative fee in the amount of $50,000 with the application. If the IGC denies the application to transfer an ownership interest, it shall issue notice of denial to the applicant, and, unless specifically stated to the contrary, a notice of denial of an application for transfer shall not constitute a finding that the applicant is not suitable for licensure. A person who is served with notice of denial under this rule may request an administrative hearing.

Control Persons and Operational Matters.    The IGC has implemented strict regulations with respect to the suitability of the riverboat owner’s licensee, their key personnel and their employees similar to the regulations and precedent of the CCC. The IGC utilizes a “class-based” licensing structure that subjects all individuals associated with Trump Indiana, Inc. to varying degrees of background investigations. Likewise, comprehensive security measures, including video surveillance by both random and fixed cameras, are required in the casino and money counting areas. Additionally, the IGC has delineated procedures for the reconciliation of the daily revenues and tax remittance to the state as further detailed below.

Tax.    Under Indiana gaming law, a tax is imposed on admissions to gaming excursions. In June 2002, the Indiana legislature enacted legislation which changed the admissions tax rate from $3.00 per person per cruise to $3.00 per person. This admission tax is imposed upon the riverboat owner’s licensee conducting the gaming excursion on a per-person basis without regard to the actual fee paid by the person using the ticket, with the exception that no tax shall be paid by admittees who are actual and necessary officials, employees of the licensee or other persons actually working on the riverboat. The IGC may suspend or revoke the license of a riverboat owner’s licensee that does not submit the payment or the tax return form regarding admission tax within the required time established by the IGC. Since Trump Indiana shares its berthing site with Majestic Star, the IGC authorized us to operate a joint turnstile. Trump Indiana and Majestic Star are each responsible to pay one-half of the admissions tax owed for guests using the joint turnstile.

A tax is imposed on the adjusted gross receipts received from gaming authorized under the Riverboat Gambling Act. Effective July 1, 2002, recent legislation increased the tax rate from 20.0% to 22.5%. Adjusted gross receipts is defined as the total of all cash and property (including checks received by a licensee), whether collected or not, received by a licensee from gaming operations less the total of all cash paid out as winnings to patrons including a provision for uncollectible gaming receivables as is further set forth in the Riverboat Gambling Act.

In addition, pursuant to the legislation passed in June 2002, casinos are permitted to convert to dockside operations. If a casino elects to become a dockside operation, the gaming tax structure changes from a flat rate of 22.5% to a graduated scale as follows:

•	15% on gaming revenue from $0 to $25 million based on the state’s fiscal year (July 1-June 30);
•	20% on gaming revenue over $25 million but less than $50 million;
•	25% on gaming revenue over $50 million but less than $75 million;
•	30% on gaming revenue over $75 million but less than $150 million; and
•	35% on gaming revenue over $150 million.

All riverboat casinos in Indiana, including Trump Indiana, converted their operations from cruising to dockside in August 2002.

The impact of the increase in the gaming tax rate in Indiana is partially mitigated by a change in the methodology for determining the amount of admission tax payable by gaming patrons, which changes from charging the tax per patron per cruise to a single per admission charge per patron.

The legislation passed in June 2002 also created the Indiana Department of Gaming Research and each riverboat and racetrack is required to pay a $25,000 yearly fee to fund this department.

In addition to the Indiana tax requirements, a similar payment on adjusted gross receipts is payable to the City of Gary at a rate of 4.0% pursuant to the Development Agreement.

Restricted Transactions.    Under proposed IGC rules, no riverboat owner’s licensee or riverboat license applicant may enter into or perform any contract or transaction in which it transfers or receives consideration which is not commercially reasonable or which does not reflect the fair market value of the goods or services rendered or received as determined at the time the contract is executed. Any contract entered into by a riverboat licensee or riverboat license applicant that exceeds the total dollar amount of $50,000 shall be a written contract. A riverboat license applicant means an applicant for a riverboat owner’s license that has been issued a certificate of suitability.

Pursuant to IGC’s proposed rules, riverboat licensees and riverboat license applicants must submit an internal control procedure regarding purchasing transactions which must contain provisions regarding ethical standards, compliance with state and federal laws, and prohibitions on the acceptance of gifts and gratuities by purchasing and contracting personnel from suppliers of goods or services. The proposed rules also require any riverboat licensee or applicant to submit any contract, transaction, or series of transactions greater than $500,000 in any twelve-month period to the IGC within 10 days of the execution, and to submit a summary of all contracts or transactions greater than $50,000 in any 12-month period on a quarterly basis. The proposed rules provide that contracts submitted to the IGC are not submitted for approval by the IGC, but grant the IGC authority to cancel or terminate any contract not in compliance with Indiana law and the IGC rules.

A riverboat licensee or affiliate may not enter into a debt transaction in excess of $1 million without the prior approval of the IGC. A debt transaction is any transaction that will result in the encumbrance of assets. Unless waived, approval of debt transactions requires consideration by the IGC at two business meetings.

Finance.    Pursuant to IGC rules, any person (other than an institutional investor) acquiring 5.0% or more of any class of voting securities of a publicly-traded corporation that owns a riverboat owner’s license or 5.0% or more of the beneficial interest in a riverboat licensee, directly or indirectly, through any class of the voting securities of any holding or intermediary company of a riverboat licensee shall apply to the IGC for a finding of suitability within 45 days after acquiring the securities. Each institutional investor who, individually or in association with others, acquires, directly or indirectly, 5.0% or more of any class of voting securities of a publicly-traded corporation that owns a riverboat owner’s license or 5.0% or more of the beneficial interest in a riverboat licensee through any class of the voting securities of any holding or intermediary company of a riverboat licensee shall notify the IGC within 10 days after the institutional investor acquires the securities and shall provide additional information and may be subject to a finding of suitability as required by the IGC.

Under IGC rules, an institutional investor who would otherwise be subject to a suitability finding shall, within 45 days after acquiring the interests, submit the following information: (i) a description of the institutional investor’s business and a statement as to why the institutional investor satisfies the definitional requirements of an institutional investor under Indiana gaming rule requirements; (ii) a certification made under oath that the voting securities were acquired and are held for investment purposes only and were acquired and are held in the ordinary course of business as an institutional investor; (iii) the name, address, telephone number and the social security number or federal tax identification number of each person who has the power to direct or control the institutional investor’s exercise of its voting rights as a holder of voting securities of the riverboat licensee; (iv) the name of each person who beneficially owns 5.0% or more of the institutional investor’s voting securities or equivalent; (v) a list of the institutional investor’s affiliates; (vi) a list of all securities of the riverboat licensee that are or were beneficially owned by the institutional investor or its affiliates within the preceding one year; (vii) a disclosure of all criminal and regulatory sanctions imposed during the preceding 10 years; (viii) a copy of any filing made under 16 U.S.C. Section 18(a); and (ix) any other additional information the IGC may request to ensure compliance with Indiana gaming laws.

Each institutional investor who, individually or in association with others, acquires, directly or indirectly, the beneficial ownership of 15.0% or more of any class of voting securities of a publicly-traded corporation that owns a riverboat owner’s license or 15.0% or more of the beneficial interest in a riverboat licensee through any class of voting securities of any holding company or intermediary company of a riverboat licensee shall apply to the IGC for a finding of suitability within 45 days after acquiring the securities.

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

Minority and Women Business Participation.    The Riverboat Gambling Act places special emphasis on minority and women business enterprise participation in the riverboat industry. Riverboat licensees must establish goals of expending ten percent of the total dollars spent on the majority of goods and services with minority business enterprises and five percent with women business enterprises. Riverboat licensees may be subject to a disciplinary action for failure to meet the minority and women business enterprise expenditure goals.

Indiana Gaming Commission Action.    All licensees subject to the jurisdiction of the IGC have a continuing duty to maintain suitability for licensure. The IGC may initiate an investigation or disciplinary action or both against a licensee whom the commission has reason to believe is not maintaining suitability for licensure, is not complying with licensure conditions, and/or is not complying with Indiana gaming laws or regulations. The IGC may suspend, revoke, restrict, or place conditions on the license of a licensee; require the removal of a licensee or an employee of a licensee; impose a civil penalty or take any other action deemed necessary by the IGC to insure compliance with Indiana gaming laws.

Indian Gaming Regulations

General.    We and the Tribe are subject to federal, tribal and certain state laws applicable to commercial relationships with Indian tribes, Indian gaming and the management and financing of Indian casinos. In addition, our gaming operations are regulated by federal and certain state laws applicable to the gaming industry and to the distribution of gaming equipment. The following description of the regulatory environment is only a summary and not a complete recitation of all applicable law. Moreover, since this gaming regulatory environment is particularly susceptible to interpretation and change as the result of public policy considerations, it is impossible to predict how certain provisions of applicable laws will be interpreted in the future or whether and how they will be modified. Unexpected interpretations of, or changes in, applicable law could have a material adverse impact on our operations.

Tribal Law and Legal Systems

Tribal Law; Applicability of State and Federal Law.    Federally recognized Indian tribes are independent governments, subordinate to the United States, with sovereign powers. As sovereign entities, Indian tribes enact their own laws and maintain their own governmental systems, often including their own judicial systems. Indian tribes have the right to tax persons and enterprises conducting business on Indian lands, and also have the right to require licenses and to impose other forms of regulation and regulatory fees on persons and businesses operating on their lands.

Notwithstanding the foregoing, Indian tribes are subject to many federal laws and, under limited circumstances, to certain state laws. The U.S. Constitution entrusts the U.S. Congress with the power to promulgate laws regulating Indian affairs. While principles of federalism and sovereignty make state laws generally inapplicable to Indian tribes, Congress has the power to subject tribes to state and federal law, and to waive a tribe’s sovereign immunity as it deems necessary. Trump 29 Services’ management agreement with the Tribe includes a limited waiver of sovereign immunity whereby the Tribe consents to Trump 29 Services’ enforcement of arbitration awards in federal court or, if federal court declines to exercise jurisdiction, in the California State Courts.

Indian Gaming Regulatory Act of 1988

Regulatory Authority.    The operation of all casinos and other forms of gaming on Indian lands is subject to IGRA. IGRA is administered by the NIGC, an independent agency within the U.S. Department of Interior, exercising primary federal regulatory responsibility for Indian gaming. The NIGC has the exclusive federal authority to issue regulations governing tribal gaming activities, approve tribal ordinances regulating class II and class III gaming (as described below), and approve management agreements for gaming facilities. The NIGC also has authority to conduct investigations and generally monitor tribal gaming. The NIGC is empowered to inspect and audit all Indian gaming facilities, conduct background checks on all persons associated with class II or class III Indian gaming, hold hearings, issue subpoenas, take depositions, adopt regulations and assess fees and impose civil penalties for IGRA violations. Criminal enforcement of IGRA is the exclusive responsibility of the United States Department of Justice, except to the extent such enforcement responsibility is shared with the State of California under the compacts and, with respect to crimes committed by tribal members, retained by the Tribe.

Tribal Ordinances.    Under IGRA, except to the extent otherwise provided in a tribal-state gaming compact, Indian tribal governments have primary regulatory authority over class III gaming on land within a tribe’s jurisdiction. Therefore, gaming operations, and all persons engaged in gaming activities at the gaming facilities, are guided by and subject to the provisions of the Tribe’s ordinances and regulations regarding gaming. However, IGRA requires that the NIGC review tribal gaming ordinances and authorizes the NIGC to approve such ordinances only if they meet certain requirements relating to:

•	the ownership, security, personnel background, record-keeping and auditing of a tribe’s gaming enterprises;

•	the use of the revenues from such gaming operations; and

•	the protection of the environment and the public health and safety.

The Tribe adopted its tribal gaming ordinance in November 1993 and the NIGC approved the tribal gaming ordinance in April 1994.

Classes of Gaming.    IGRA classifies gaming activities that Indians may conduct on their tribal lands into three categories. Class I gaming includes social games solely for prizes of minimal value or traditional forms of Indian gaming engaged in by individuals as part of, or in connection with, tribal ceremonies or celebrations. Class II gaming includes bingo, pulltabs, lotto, punch boards, tip jars, certain non-banked card games (if such games are played legally elsewhere in the state), instant bingo and certain other games similar to bingo, if those games are played at the same location in which bingo is played. Class III gaming includes all other forms of gaming, such as slot machines, video casino games (e.g., video slots, video black jack and video poker), so-called “table games” (e.g., blackjack, craps, roulette) and other commercial gaming (e.g., sports betting and pari-mutual wagering).

Only class II and class III gaming is subject to IGRA. Class I gaming is within the exclusive jurisdiction of Indian tribes. IGRA permits class II gaming on Indian lands if, among other things:

•	such gaming is not otherwise specifically prohibited on Indian lands by federal law;

•	such gaming is conducted in accordance with a tribal ordinance or resolution that has been approved by the NIGC;

•	an Indian tribe has sole proprietary interest and responsibility for the conduct of gaming; and

•	the primary management officials and key employees are tribally licensed.

IGRA permits class III gaming if the conditions applicable to class II gaming are met and such gaming is conducted in conformity with the terms of a tribal-state gaming compact (a written agreement between the tribal government and the government of the state within whose boundaries the tribe’s lands lie).

Tribal-State Gaming Compacts.    IGRA requires states to negotiate in good faith with Indian tribes that seek to enter into tribal-state gaming compacts to conduct class III gaming. Such compacts may include provisions for the allocation of criminal and civil jurisdiction between the state and the Indian tribe necessary for the enforcement of applicable laws and regulations, taxation of the gaming activities by the tribe in amounts comparable to those amounts assessed by the state for comparable activities, remedies for breach of the compact, standards for the operation of gaming and maintenance of the gaming facility, including licensing, and any other subjects that are directly related to the operation of gaming activities. While the terms of these compacts vary from state-to-state, compacts within one state usually are substantially similar. Compacts usually specify the types of gaming permitted, establish technical standards for video gaming machines, set maximum and minimum machine payout percentages, entitle the state to inspect casinos, require background investigations and the licensing of casino employees and may require the tribe to pay a portion of the state’s expense for establishing and maintaining regulatory agencies. Some compacts are for set terms, while others are for an indefinite duration.

As with the other tribal-state gaming compacts in California, the Tribe’s compact with the State requires that the Tribe be subject to California’s workers’ compensation (unless the Tribe develops its own ordinances regarding workers’ compensation), labor and unemployment and disability compensation laws, federal occupational health and safety and discrimination laws, and county building and safety codes and standards. The Tribe’s compact also requires the Tribe to make reasonable provisions for adequate emergency, fire, medical and related relief and disaster services for its gaming patrons and employees, and to consider the off-reservation environmental impacts of its casino development.

In addition, under the terms of its compact, the Tribe was required to adopt a labor relations ordinance which provides that eligible employees, have, among other things, the right to self-organization, to bargain collectively through representatives of their choosing, and the right to refrain from any such activities. The labor relations ordinance also prohibits the Tribe from interfering with these rights and requires, among other things, the Tribe to provide any unions access to the facility for the purpose of organizing employees as long as that access does not interfere with normal operations.

California Constitution

On March 7, 2000, California voters approved Proposition 1A which amended the California Constitution to exempt Indian gaming in California from the constitutional provision prohibiting Nevada-style casino gaming in California. The Amendment also authorized the Governor to negotiate and execute tribal-state gaming compacts for the operation of slot machines and for the conduct of lottery games and banking and percentage card games by federally recognized Indian tribes on Indian land in California. Subsequently, California has entered into compacts with 61 tribes (including the Tribe).

Licensing and Registration Requirements of the Compact and State Regulation

In California, licensing and registration requirements for tribal financing sources are governed by the compact and by regulations adopted by the California Gambling Control Commission and the Tribal Gaming Authority.

Compact.    The Tribe’s compact expires on December 31, 2020, but beginning 18 months prior to the expiration date, the Tribe may request to enter into negotiations to extend its respective compact or enter into a new compact. The Tribe’s compact will automatically be extended until June 30, 2022 if the Tribe and the State have not agreed to extend the expiration date or have not entered into a new compact. The Tribe’s compact requires that any person who directly or indirectly extends financing to the Tribe’s gaming facility or gaming operation must be licensed as a “financial source” by the Tribal Gaming Authority. However, as permitted by the compact, the Tribal Gaming Authority has by ordinance exempted federally and state regulated banks, savings and loan associations and other federally and state regulated lending institutions, as well as persons who hold less than 10.0% of notes issued by the Tribe or a related entity. For an applicant who is a non-exempted business entity, these licensing provisions also apply to the entity’s officers, directors, principal management employees, owners (if an unincorporated entity), partners and greater than 10.0% shareholders. Under the compact, a permanent license cannot be issued unless the Tribal Gaming Authority has conducted an investigation as to the suitability of the applicant. Any application for a gaming license may be denied, and any license issued may be revoked, if the Tribal Gaming Authority determines the applicant to be unsuitable or otherwise unqualified for a gaming license. Each license is subject to review for compliance at least every two years.

Prior to receiving a license, an applicant must apply to the California Gambling Control Commission for a determination of suitability. The California Department of Justice, Division of Gambling Control will then conduct an investigation of the applicant following the guidelines set forth in the California Gambling Control Act and will provide its suitability recommendation to the California Gambling Control Commission. If the Tribal Gaming Authority receives notice that the Commission has determined that a person is unsuitable, the compact requires that the Tribal Gaming Authority revoke any license it has issued to such person.

The compact states that any agreement between the Tribe and a financial source terminates upon revocation or non-renewal of the financial source’s license because of a determination of unsuitability by the California Gambling Control Commission. Upon such a termination, the Tribe’s only liability is for the bona fide repayment of all outstanding sums (exclusive of interest) owed as of the termination date, exclusive of unpaid accrued interest.

Further, the Tribe is not permitted to enter into, or continue to make payments under, any financing agreement with anyone whose application to the California Gambling Control Commission for a determination of suitability has been denied or has expired without renewal.

Possible Changes in Federal Law

Several bills have been introduced in Congress that would amend IGRA. While there have been a number of technical amendments to IGRA, to date there have been no material changes. Any amendment of IGRA could change the governmental structure and requirements within which the Tribe could conduct gaming.

Other Laws and Regulations

Clean Water Regulations

Operation of Trump Indiana must be in compliance with applicable state and federal environmental requirements, including the Federal Water Pollution Control Act, the Oil Pollution Act of 1990, the Refuse Act and the Comprehensive Environmental Response, Compensation and Liability Act, as amended.

The Federal Water Pollution Control Act, the Oil Pollution Act of 1990, the Refuse Act and the Comprehensive Environmental Response, Compensation and Liability Act establish an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills and releases of hazardous substances and other pollutants, and affect all owners and operators whose vessels operate in United States waters, which include the Great Lakes. The Oil Pollution Act of 1990 requires vessel owners and operators to establish and maintain with the U.S. Coast Guard evidence of financial responsibility sufficient to meet their potential liabilities under the act. U.S. Coast Guard regulations also implement the financial responsibility requirements of the Comprehensive Environmental Response, Compensation and Liability Act by requiring evidence of financial responsibility, in addition to any required under the Oil Pollution Act of 1990. THCR and Trump Indiana, Inc. have obtained insurance coverage and a Certificate of Financial Responsibility as required by the Oil Pollution Act of 1990 and the Comprehensive Environmental Response, Compensation and Liability Act. However, in the case of a catastrophic spill or a spill in a sensitive environment, there can be no assurance that such occurrence would not result in liability in excess of the insurance coverage.

Treasury Regulations

The United States Department of the Treasury has adopted regulations pursuant to which a casino is required to file a report of each deposit, withdrawal, exchange of currency, gambling tokens or chips, or other payments or transfers by, through or to such casino which involves a transaction in currency of more than $10,000 per patron, per gaming day. Such reports are required to be made on forms prescribed by the Secretary of the Treasury and are filed with the Commissioner of the Internal Revenue Service. In addition, THCR is required to maintain detailed records (including the names, addresses, social security numbers and other information with respect to its gaming customers) dealing with, among other items, the deposit and withdrawal of funds and the maintenance of a line of credit.

In the past, the Internal Revenue Service had taken the position that winnings from table games by nonresident aliens were subject to a 30.0% withholding tax. The Internal Revenue Service, however, subsequently adopted a practice of not collecting such tax. Recently enacted legislation exempts from withholding tax table game winnings by nonresident aliens, unless the Secretary of the Treasury determines by regulation that such collections have become administratively feasible.

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

Other Regulations

Trump Indiana is located near protected wetlands which subject THCR to obligations or liabilities in connection with wetlands mitigation or protection.

THCR is subject to other federal, state and local regulations and, on a periodic basis, must obtain various licenses and permits, including those required to sell alcoholic beverages. We believe all required licenses and permits necessary to conduct the business of THCR have been obtained for operations in the States of New Jersey and Indiana.

THCR expects to be subject to similar rigorous regulatory standards in each other jurisdiction in which it seeks to conduct gaming operations. There can be no assurance that regulations adopted, permits required or taxes imposed by other jurisdictions will permit profitable operations by THCR in those jurisdictions.

In addition, the Federal Merchant Marine Act of 1936 and the Federal Shipping Act of 1916 and the applicable regulations thereunder require, among other things, that 75.0% of the outstanding stock and voting power of any entity owning or operating a vessel in the United States coastwise trade, which includes the Great Lakes, must be beneficially owned and controlled by citizens of the United States, as defined therein. During any period when more than 25.0% of the outstanding capital stock and voting power of THCR is owned and controlled by persons who are not citizens of the United States, the vessel would be ineligible to operate in the Great Lakes, which could adversely affect our business, financial condition and results of operations.

Employees and Labor Relations

The table below sets forth the number of full-time equivalent employees working at each of the Trump Casino Properties and Trump 29 as of December 31, 2002:

Property:	Number of Full-Time Equivalent Employees:
Trump Plaza	2,600
Trump Taj Mahal	4,300
Trump Marina	2,200
Trump Indiana	855
Trump 29	—

Total	9,955

Certain of our casino hotel employees are subject to collective bargaining agreements. We believe that we have a good relationship with our employees. In addition, certain of our executives and employees provide services, from time-to-time and as requested, to one or more of our casino properties pursuant to the Casino Services Agreement described herein. See “Business; Certain Agreements; Casino Services Agreement.”

Also, certain of our employees are required to be licensed by, or registered with, the New Jersey Casino Commission, or the CCC, and/or the Indiana Gaming Commission, or the IGC, depending upon the nature of their employment. Casino employees are subject to more stringent licensing requirements than non-casino employees, and are required to meet applicable standards pertaining to such matters as financial responsibility, good character, ability, casino training, experience and in-state residency. These regulations have resulted in significant competition for eligible employees.

Seasonality

Our cash flows from operating activities are seasonal in nature. Spring and summer are traditionally the peak seasons for the Trump Atlantic City Properties, with autumn and winter being non-peak seasons. Trump 29’s peak seasons are late winter and spring. Trump Indiana is not seasonal. Since the Trump Atlantic City Properties account for the majority of our business, our operating results for the two quarters ending in March and December are not historically as profitable as the two quarters ending in June and September. Any excess cash flow achieved from operations during peak seasons is used to subsidize non-peak seasons. Performance in non-peak seasons is usually dependent on favorable weather and a long-weekend holiday calendar. In the event that we are unable to generate excess cash flows in one or more peak seasons, we may not be able to subsidize non-peak seasons, if necessary.

Inflation

There was no significant impact on operations as a result of inflation during 2000, 2001 and 2002.

Item 2.    Properties

Please see “Item 1. Business” for a brief description of the location and general character of each of the Trump Casino Properties. Substantially all of the real and personal property (other than cash) of each of the Trump Casino Properties, including their respective hotel and casino facilities and the parcels of land on which they are situated, secures the obligations under their respective indebtedness. Each of the Trump Casino Properties has financed or leased and, from time to time, will finance or lease its acquisition of furniture, fixtures and equipment. The lien in favor of any such lender or lessor may be superior to the liens securing their indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition—Summary of Company’s Public Indebtedness.”

Also, each of the Trump Atlantic City Properties leases space to various retailers in their respective facilities.

Trump Plaza

Through our subsidiary, Plaza Associates, we own and lease several parcels of land in and around Atlantic City, including four parcels of land on which Trump Plaza is situated. We also lease one of the four parcels of land on which Trump Plaza is situated from Plaza Hotel Management Company, or PHMC, pursuant to a non-renewable ground lease expiring in December 2078, or the PHMC Lease. Plaza Associates, in addition to the payment of fixed rent, is responsible for all costs and expenses with respect to the use, operation and ownership of the leased tract and the improvements now, or which may in the future be, located thereon, including, but not limited to, all maintenance and repair costs, insurance premiums, real estate taxes, assessments and utility charges. The improvements located on the leased tract are owned by Plaza Associates during the term of the PHMC Lease, and upon the expiration of the term of the PHMC Lease (for any reason), ownership of such improvements will then belong to PHMC. Plaza Associates has the option to purchase the leased parcel at certain times during the term of such PHMC Lease under certain circumstances.

Plaza Associates also leases, pursuant to the PHMC Lease, a 11,800 square foot parcel of land located near the intersection of Mississippi and Pacific Avenues and owns a 5,750 square foot parcel of land adjacent to it.

Plaza Associates also owns five parcels of land, aggregating approximately 43,300 square feet, and subleases one parcel consisting of approximately 3,125 square feet. All of such parcels are contiguous and are located along Atlantic Avenue, on the same block as Trump Plaza’s garage. They are used for signage and surface parking and are encumbered by the TAC Mortgages.

Plaza Associates also owns approximately three acres of land adjacent to the boardwalk and on which the former Trump World’s Fair, closed in October 1999, was situated.

Plaza Associates owns a 64,000 square foot warehouse and office facility located in Egg Harbor Township, New Jersey.

Trump Taj Mahal

Through our subsidiary, Taj Associates, we currently own the approximately 30 acres of land which comprise the Trump Taj Mahal site. The Taj Mahal site includes the Steel Pier (approximate 3.6 acres) and related property located on the opposite side of the boardwalk from the Trump Taj Mahal. Taj Associates leases the Steel Pier to an amusement park operator pursuant to a lease agreement terminating on December 31, 2005, unless extended.

Trump Marina

Through Marina Associates, we own Trump Marina’s hotel and casino facility and the 14.7-acre triangular-shaped parcel of land on which it is situated. Marina Associates also owns an employee parking lot located on Route 30, approximately two miles from Trump Marina, which can accommodate approximately 1,000 cars.

Trump Indiana

Through Trump Indiana, Inc., we own Trump Indiana’s 280 foot riverboat vessel. Pursuant to Trump Indiana’s and Majestic Star’s joint venture, Buffington Harbor Riverboats, LLC (or BHR), BHR owns, develops and operates all common land-based and waterside operations in support of Trump Indiana’s and Majestic Star’s separate riverboat casinos at Buffington Harbor, including a 40,000 square foot pavilion. Also, through Trump Indiana, Inc.’s and Majestic Star’s joint venture, Buffington Harbor Parking Associates, or BHPA, Trump Indiana, Inc. and Majestic Star each lease the Indiana Parking Garage, completed in the second quarter of 2002. See “Business; Certain Agreements; Buffington Harbor Joint Venture.”

New York City

We lease office space in Trump Tower located in New York, New York for general, executive and administrative purposes pursuant to a lease, dated November 1, 1996, as amended, with Trump Tower Commercial, LLC, an entity owned by Donald J. Trump. The lease expires on August 31, 2010. The annual rent, payable in equal monthly installments, during the three-year period from September 1, 2000 to August 31, 2003 is $64,655. The annual rent for the subsequent three year period is $68,459. The annual rent for during the last four-year period is $72,262. According to the lease, we are also obligated to pay imposed property taxes and porters wage escalation increases. During the year ended December 31, 2002, we incurred and paid $3,095 in property taxes and wage escalation increases. See “Compensation Committee Interlocks and Insider Participation; Trump Tower Lease” and “Certain Relationships and Related Transactions; Trump Tower Lease.”

Item 3.    Legal Proceedings

From time to time, we and certain of our officers, directors, agents and employees are subject to various legal proceedings incidental to our business. In the past, we have vigorously defended ourselves and our officers, directors, agents and employees against any such actions and intend to do so in the future. Generally, pursuant to our articles of incorporation, we have undertaken to indemnify, to the fullest extent allowable by law, our officers, directors, agents and employees against all expenses (including attorneys’ fees), judgments, fines and amounts payable in settlement incurred by them in connection with such actions, suits or proceedings, provided that they have acted in good faith and in a manner they believed to be in, or not opposed to, the best interests of the company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe their conduct was unlawful.

In 1994, Trump Indiana, Inc. had discussions with eight Indiana residents regarding the potential purchase by such residents of non-voting stock of Trump Indiana, Inc. and the creation and funding of a charitable foundation for the residents of the Gary, Indiana area. Subsequent to those discussions, however, management decided to include Trump Indiana, Inc. as a wholly-owned subsidiary of THCR Holdings in our June 1995 initial public offering. The residents then asserted a right to purchase stock in THCR equal to 7.5% of the value of Trump Indiana, Inc. and also asserted that Trump Indiana, Inc. was required to contribute an additional 7.5% of its value, represented by shares of its stock, into the charitable foundation. Such residents filed a complaint in the United States District Court, Southern District of Indiana, against Trump Indiana, THCR, THCR Holdings, and Mr. Trump. Monetary settlements later were reached between all defendants and six of the eight plaintiffs. In February 1999, the court entered summary judgment against the two remaining plaintiffs. The case was then tried in United States District Court, Indianapolis. On March 3, 1999, the jury assessed damages against Trump Indiana, Inc. for breach of contract in the total amount of approximately $1.3 million and further determined that Trump Indiana, Inc. had breached a contract to create and fund a charitable foundation. On December 9, 1999, the United States District Court, sitting in equity, decided the equity claim ruling that the plaintiffs were not entitled to the equitable relief sought and that Trump Indiana, Inc. had met its obligation by establishing and funding another charitable foundation for the benefit of the residents of the City of Gary. In June 2001, the United States Seventh Circuit Court of Appeals overturned the lower court’s ruling and remanded the case back to the United States District Court for another trial. On September 3, 2002, the United States Court of Appeals for the Seventh Circuit summarily affirmed the entry of final judgment by the United States District Court in favor of Trump Indiana, Inc. Plaintiff’s Petitions for Rehearing of this decision were also summarily denied by the Seventh Circuit Court of Appeals on October 17, 2002. The deadline for further appealing these decisions has expired. As a result, the March 3, 1999 verdict in favor of the plaintiffs and against Trump Indiana, Inc. in the amount of approximately $1.3 million has been reversed and final judgment has been entered on our behalf.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote, either through the solicitation of proxies or otherwise, to our security holders during the fourth quarter of 2002.

PART II

Item 5.    Market For Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed on the New York Stock Exchange, or the NYSE, under the symbol “DJT.” The following table reflects the high and low sales prices, rounded to the nearest penny, of our common stock as reported by the NYSE for each full quarterly period within the two most recent fiscal years and the subsequent interim period:

	High	Low
2001
First Quarter	$3.02	$1.88
Second Quarter	$2.25	$1.95
Third Quarter	$2.05	$1.51
Fourth Quarter	$1.58	$0.85

2002
First Quarter	$2.20	$1.18
Second Quarter	$3.43	$1.80
Third Quarter	$2.73	$2.05
Fourth Quarter	$2.60	$2.06

2003
First Quarter (through March 19, 2003)	$3.19	$1.90

As of March 19, 2003, there were 1,346 holders of record of our common stock.

We have never paid a dividend on our common stock and we do not anticipate paying one in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our financial condition and capital needs, legal restrictions on the payment of dividends, contractual restrictions in financing agreements and on other factors deemed pertinent by our Board of Directors. It is the current policy of our Board to retain earnings, if any, for use in our properties’ operations.

1,000 shares of our class B common stock are also issued and outstanding, all of which are beneficially owned by Mr. Trump. No established trading market exists for our class B common stock; and our class B common stock is not permitted to receive any dividends or distributions (other than certain distributions upon liquidation) with respect to the equity of THCR.

THCR is the sole general partner of THCR Holdings and holds a 59.87743% partnership interest therein. THCR Holdings’ limited partners are: THCR/LP Corporation (3.55096%), Mr. Trump (27.06457%), Trump Casinos, Inc. (3.69695%), and Trump Casinos II, Inc. (5.81009%). THCR/LP Corporation is a subsidiary of THCR. Trump Casinos, Inc. and Trump Casinos II, Inc. are wholly owned by Mr. Trump.

Item 6.    Selected Financial Data

The following table sets forth certain historical consolidated financial information of THCR for the years ended December 31, 1998, 1999, 2000, 2001 and 2002. All financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K.

	Year Ended December 31, 1998	Year Ended December 31, 1999	Year Ended December 31, 2000	Year Ended December 31, 2001	Year Ended December 31, 2002
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Gaming	$1,288,394	$1,275,829	$1,245,014	$1,239,530	$1,276,301
Other(a)	285,277	300,054	258,659	250,763	252,442

Gross Revenues	1,573,671	1,575,883	1,503,673	1,490,293	1,528,743
Less: Promotional Allowances(b)	345,575	345,668	323,865	314,002	299,708

Net Revenues	1,228,096	1,230,215	1,179,808	1,176,291	1,229,035

Costs and Expenses:
Gaming(b)	630,913	627,607	598,447	588,745	578,776
Other	82,971	88,256	78,172	75,229	78,627
General and administrative	275,517	292,288	282,194	258,953	277,249
Depreciation and amortization	83,722	83,323	77,231	73,870	83,734
Debt renegotiation costs	—	—	—	—	3,282
Trump World’s Fair closing costs(c)	—	123,959	814	—	—

Total costs and expenses	1,073,123	1,215,433	1,036,858	996,797	1,021,668

Income from operations	154,973	14,782	142,950	179,494	207,367
Interest expense, net	(213,507)	(215,566)	(212,890)	(216,861)	(220,782)
Gain on purchase of Senior Notes(d)	—	—	14,903	—	—
Other non-operating (expense) income(e)	(1,093)	(1,501)	(653)	270	1,962
Loss in joint venture	(2,969)	(3,008)	(3,134)	(2,808)	(2,448)
Income taxes	—	—	—	—	(4,968)
Minority interest(f)	22,878	75,076	21,512	14,593	6,900
Cumulative effect of change in accounting principle(h)	—	(3,565)	—	—	—

Net loss	$(39,718)	$(133,782)	$(37,312)	$(25,312)	$(11,969)

Basic and diluted loss per common share(g)	$(1.79)	$(6.03)	$(1.69)	$(1.15)	$(0.54)

Average Shares Outstanding	22,203,612	22,178,878	22,041,048	22,010,027	22,010,027

Balance Sheet Data (at end of period):
Cash and cash equivalents	$114,757	$104,026	$95,429	$119,173	$116,072
Property and equipment, net	1,977,609	1,860,596	1,815,068	1,797,489	1,786,056
Total assets	2,429,578	2,267,242	2,199,313	2,219,119	2,196,129
Total long-term debt, net of current maturities	1,838,492	1,855,327	1,827,023	1,881,636	1,913,026
Minority interest	125,540	48,409	26,897	12,167	5,061
Total capital	286,908	152,664	115,149	89,602	77,273

(a)	On September 15, 1999, an agreement was reached between Taj Associates, All Star Café and Planet Hollywood International, Inc. to terminate the All Star Café Lease effective September 24, 1999. Upon termination of the All Star Café Lease, all property, improvements, alterations and All Star’s personal property, with the exception of specialty trade fixtures, became the property of Taj Associates. Taj Associates recorded the $17.2 million estimated fair market value of these assets in other revenue based on an independent appraisal.

(b)	During 2002, THCR reclassified certain costs (primarily bus coin) from gaming expenses to promotional allowances to be consistent with prevailing industry practice. Such amounts totaled $43.8 million, $42.7 million, $34.0 million and $27.1 million for the years ended December 31, 1998, 1999, 2000 and 2001, respectively.

(c)	On October 4, 1999, THCR closed Trump World’s Fair. The estimated cost of closing Trump World’s Fair was approximately $124.0 million, including $97.2 million for the writedown of the net book value of the assets and $26.7 million of costs incurred in connection with the closing and demolition of the building. For the year ended December 31, 2000, an additional $0.8 million was charged to operations.

(d)	The gain on sale of Senior Notes for the year ended December 31, 2000 relates to the repurchase by THCR Enterprises of $35.5 million of THCR Holdings Senior Notes, net of the writedown of unamortized loan costs.

(e)	Other non-operating expense for the years ended December 31, 1998, 1999 and 2000 includes $0.7 million, $1.5 million and $0.2 million, respectively, of costs associated with certain litigation. For the year ended December 31, 2002, $1.3 million was reversed and recorded as non-operating income as a result of a favorable final judgment on behalf of the Company.

(f)	Minority interest represents the approximate 37% interest held by Trump.

(g)	Basic and diluted loss per share has been calculated for all periods presented in accordance with Statement of Financial Accounting Standards Board No. 128 “Earnings per Share.” Diluted earnings per share is based upon average shares outstanding, shares and phantom stock units awarded to the Chief Executive Officer of THCR under the 1995 Stock Plan (as defined) and common stock equivalents, if dilutive. Earnings per share represents net loss divided by such amounts. The shares of THCR’s Class B Common Stock owned by Trump have no economic interest and, therefore, are not considered. Diluted earnings per share is the same as basic earnings per share for all years as the effect of all potentially dilutive securities was anti-dilutive.

(h)	The cumulative effect of change in accounting principle results from the adoption of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-5 “Reporting on the Costs of Start-Up Activities,” whereby THCR wrote off development costs of $3,565, net of minority interest of $2,055.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section contains forward-looking statements that involve risks and uncertainties, many of which are beyond our ability to control or predict. THCR’s actual results may differ substantially from the results discussed in the forward-looking statements. The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto. Terms not defined herein shall have the meanings ascribed to them elsewhere in the Form 10-K.

General

We have substantial indebtedness and interest expense which could limit capital expenditures and adversely affect our competitiveness.

Our company has substantial indebtedness and interest expense. At December 31, 2002, THCR’s consolidated long-term debt was approximately $1.9 billion and its ratio of debt to capital was 25.0 to 1. Interest expense as a percentage of net revenues was 18.1%, 18.8% and 18.7% for the fiscal years ended December 31, 2002, 2001 and 2000, respectively.

As previously announced, we have sought to refinance or modify the terms of THCR’s and its subsidiaries’ public debt issues. In March 2003, we refinanced an aggregate principal amount of approximately $444.2 million of debt with the net proceeds of the TCH Note Offering. See “Business; Recent Events; TCH Note Offering.” Upon consummation of the TCH Note Offering, our consolidated long-term debt was not reduced significantly and our consolidated interest expense will remain high. Capital expenditures, such as room refurbishment, amenity upgrades and replacements and additions of new gaming equipment, are necessary from time to time to preserve the competitiveness of our properties. In addition, construction of additional rooms at one or more of our Atlantic City properties could be desirable in the future. Our high levels of interest expense, however, could limit our ability to make capital expenditures necessary to improve and upgrade our properties and preserve our competitive position. We have substantial indebtedness maturing in 2006, and we may seek to refinance this indebtedness on more favorable terms when and if market conditions are suitable. We cannot assure you, however, that we will be successful in reducing our interest expense in any refinancing. Management believes that, based upon THCR’s current cash flow forecasts for 2003, THCR and its subsidiaries will have sufficient cash flows to meet their respective debt service and operating expense requirements throughout 2003.

The ability of Trump AC and its subsidiaries to pay interest on the TAC Notes ($1.3 billion principal amount) and the ability of TCH and TCF to pay interest on the TCH Notes ($490.0 million principal amount) depends primarily on the ability of the Trump Casino Properties to generate cash from operations sufficient for such purposes. In the case of principal payments at maturity, the ability to refinance such indebtedness is also important. The future operating performance of the Trump Casino Properties is subject to general economic conditions, industry conditions, including competition and regulatory matters, and numerous other factors, many of which are unforeseeable or are beyond the control of the Trump Casino Properties. There can be no assurance that the future operating performance of the Trump Casino Properties will be sufficient to generate the cash flows required to meet the debt service obligations of the Trump Casino Properties. The ability of the Trump Casino Properties to pay the principal amount of their public debt at maturity (whether scheduled or by acceleration thereof) is primarily dependent upon their ability to obtain refinancing. There is also no assurance that the general state of the economy, the status of the capital markets generally, or the receptiveness of the capital markets to the gaming industry or to THCR and its subsidiaries will be conducive to refinancing debt at any given time or on more favorable terms.

Restrictions contained in the indentures governing our public indebtedness may impose limits on our ability to pursue certain business strategies.

The indentures governing our public indebtedness (i.e., the TAC Notes and TCH Notes) contain operating and financial restrictions that limit our discretion on various business matters. These restrictions include covenants limiting our ability to:

•	incur additional debt;
•	grant liens;
•	make capital expenditures;
•	make investments;
•	sell assets;
•	merge or consolidate with another company;
•	pay dividends and other distributions;
•	issue stock of subsidiaries; and
•	enter into transactions with affiliates.

These restrictions may reduce our flexibility in planning for, or reacting to, changes in our business and gaming industry. This reduced flexibility could hurt our results of operations and our ability to meet our debt service obligations with respect to our indebtedness.

We do not know how the Borgata, when opened, will affect us.

In September 2000, Boyd Gaming and MGM Mirage, Inc. commenced their joint development of a 25-acre site located in Atlantic City’s marina district for the construction of the Borgata. The Borgata is expected to feature a 40-story tower with 2,010 rooms and suites, as well as a 135,000 square-foot casino, restaurants, retail shops, a spa and pool, and entertainment venues. Construction of the Borgata is scheduled to be completed in the summer of 2003. We believe that the opening of the Borgata will attract additional visitors to Atlantic City, especially the marina district which could benefit Trump Marina. It is also possible, however, that the Borgata could have an adverse effect on our business and operations, including a reduction in net revenues caused by a loss of gaming patrons.

New York has enacted gaming legislation which may harm us, and other states may do so in the future. We do not know how these initiatives will affect us.

In October 2001, the New York State legislature passed extensive legislation that could adversely affect us. The legislation permits three new casinos in western New York, one in Niagara Falls, one in Buffalo and one on land owned by the Seneca Indian Nation, all of which would be owned by the Seneca Indian Nation. The legislation also permits up to three casinos in the Catskills in Ulster and Sullivan counties, also to be owned by Native American tribes, which could open as early as mid-2005. In addition, the legislation allows slot machines to be placed in Indian-owned casinos. Video lottery terminals could be installed at five horse racing tracks across the State of New York and, if local governments approve, at certain other tracks. Finally, the law provides for New York joining the Powerball lottery that operates in 26 states with large jackpots. The net effect of these facilities and other items, when operational, on Atlantic City, including the Trump Atlantic City Properties, cannot be predicted. We believe, however, that a substantial amount of existing and potential new gaming customers could patronize such facilities instead of Atlantic City, at least occasionally. In January 2002, a lawsuit was commenced contesting the above legislation package on the grounds that certain of its provisions were adopted in violation of New York State’s constitution. The likely outcome of this lawsuit cannot be ascertained at this time.

Pennsylvania and Maryland are among the other states currently contemplating some form of gaming legislation. Legislative proposals introduced in Pennsylvania would potentially allow for a wide range of gaming activities, including riverboat gaming, slot machines at racetracks, video lottery terminals at liquor stores and the formation of a gaming commission. Maryland’s proposed legislation would authorize video lottery terminals at some of Maryland’s racing facilities. The results of the recent gubernatorial elections in Pennsylvania and Maryland have increased the likelihood of gaming legislation in such states. Since our market is primarily a drive-to market, legalized gaming in Pennsylvania, Maryland or one or more states neighboring or within close proximity to New Jersey could have a material adverse effect on the Atlantic City gaming market overall, including the Trump Atlantic City Properties.

A downturn in the regional economy and high energy and gasoline prices and adverse winter weather conditions could negatively impact our financial performance.

Moderate or severe economic downturns or adverse conditions in the Atlantic City and regional markets and surrounding areas may negatively affect our operations. During periods of economic contraction, our revenues may decrease while some of our costs remain fixed, resulting in decreased earnings. This is because gaming and other leisure activities we offer are discretionary expenditures and participation in such activities may decline during economic downturns because consumers have less disposable income. Even an uncertain economic outlook may adversely affect consumer spending in our gaming operations and related facilities, as consumers spend less in anticipation of a potential economic downturn. Furthermore, the effects, if any, of the hostilities in Iraq on the economy generally and on the habits of consumers are not known. A prolonged conflict with Iraq and other uncertainties could adversely affect consumer spending, increase gasoline prices and, perhaps, adversely affect our operations.

We use significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy have been experienced, any substantial increases in the cost of electricity and natural gas in the United States may negatively impact our operating results. The extent of any impact is subject to the magnitude and duration of the energy price increases and could be material.

Also, a majority of our patrons drive to our property. Rising gasoline prices could reduce automobile travel and decrease the number of patrons to our properties. In addition, adverse winter weather conditions reduce automobile travel. As a result, our business, assets, financial condition and results of operations could be adversely affected by a weakening of regional economic conditions, high gasoline prices and/or adverse winter weather conditions.

We may incur losses that would not be covered by insurance and the cost of insurance will increase.

Although we maintain insurance which is customary and, we believe, appropriate for our business, we cannot assure you that insurance will be available or adequate to cover all losses and damage to which our business or our assets might be subjected. In connection with insurance renewals subsequent to September 11, 2001, the availability of insurance coverage for certain types of damages or occurrences has been diminished substantially. Consequently, we are self-insured for certain risks and levels of risk. The lack of insurance for certain types or levels of risk could expose us to significant losses in the event that an uninsured catastrophe occurred. Any uncovered losses may decrease our future operating income, require us to find replacements or repairs and reduce funds otherwise available to upgrade our property.

Taxation of the gaming industry, already significant, may increase in the future which would reduce our profitability.

The casino industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. We, as well as other gaming companies, are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes. New Jersey taxes annual gaming revenues at the rate of 8.0% and levies an annual investment alternative tax of 2.5% on annual gaming revenue. This 2.5% obligation, however, can be satisfied by purchasing certain bonds or making certain investments in the amount of 1.25% of annual gaming revenues. In July 2002, New Jersey passed the New Jersey Business Tax Reform Act, which, among other things, suspended the use of the net operating loss carryforwards for two years and introduced a new alternative minimum assessment under the New Jersey corporate business tax based on gross receipts or gross profits. Future changes in New Jersey’s taxation of gaming companies cannot be predicted and any such changes could adversely affect our profitability.

From time to time, and as was the case in the second quarter of 2002 in Indiana, various state and federal legislators have proposed changes in tax laws that affect the gaming industry. In connection with permitting dockside gaming which we believe is advantageous, the Indiana state legislature passed legislation effective July 1, 2002 that increased the gaming tax rates in Indiana. If a casino elects to become a dockside operations, the gaming tax rate structure changes from a flat tax rate of 22.5% to a graduated scale with a maximum tax rate of 35.0%, depending on gaming revenues levels. Trump Indiana became a dockside operation in August 2002.

In February 2003, in response to state budgetary concerns, the Governor of New Jersey proposed increasing New Jersey’s casino gross revenue tax from 8.0% to 10.0%, to tax complimentaries and to impose a 7.0% occupancy tax on hotel rooms. The outcome of this tax proposal is uncertain at this time. Any tax increase imposed on Atlantic City casinos, including the Trump Atlantic City Properties, could reduce our profitability. See “Business; The Atlantic City Market.”

Our success depends, in part, on the availability of qualified management and personnel and on our ability to retain such employees.

Certain of our employees are required to be licensed by, or registered with, the New Jersey Casino Control Commission, Indiana Gaming Commission and/or the National Indian Gaming Commission, depending upon the nature of their employment. Casino employees are subject to more stringent licensing requirements than non-casino employees, and are required to meet applicable standards pertaining to such matters as financial responsibility, good character, ability, casino training, experience and in-state residency. These regulations have resulted in significant competition for eligible employees. As a result, it may be difficult to attract, retain and train qualified employees due to the competition for employees with other gaming companies in our jurisdiction and nationwide. A failure to attract or retain qualified management and personnel at all levels or the loss of our key executives could have a material adverse effect on our financial condition and results of operations.

Our right to use the “Trump” name is subject to certain limitations.

Subject to certain limitations, THCR has the exclusive right to use the “Trump” name and Mr. Trump’s likeness in connection with gaming and related activities pursuant to a trademark license agreement between Mr. Trump and THCR. THCR’s rights under the license agreement are secured by a security interest in the names “Trump,” “Donald Trump” and “Donald J. Trump” and variations thereof (collectively, the Trump Names) and related intellectual property rights (collectively, the Marks) for use in connection with casino services, pursuant to a security agreement. THCR, in turn, allows its subsidiaries to use the Trump Names under various parol licenses which do not create an enforceable license in favor of these subsidiaries. If there were a default under the license agreement or the security agreement, THCR would have rights, subject to applicable state law, to enforce the rights and remedies contained in the security agreement. THCR’s subsidiaries would not have any such rights. In the event of a foreclosure sale of the Marks, the net amount realized in such sale by THCR might not yield the full amount of damages that THCR could sustain as a result of the default. In addition, the existence of rights of others to use the Trump Names, including pursuant to any security interests in trademarks for non-gaming hotels, could adversely affect the ability of THCR to realize the benefits of the security agreement. See “Business; Certain Agreements; Trademark License Agreement.”

Gaming is a regulated industry and changes in the law could have a material adverse effect on our positions.

Gaming in New Jersey and Indiana and at Trump 29 is regulated extensively by federal and state regulatory bodies, including the New Jersey Casino Control Commission (or the CCC), the Indiana Gaming Commission (or the IGC), the National Indian Gaming Commission (or the NIGC) and state and federal taxing, law enforcement and liquor control agencies. See “Business; Governmental and Gaming Regulation.” The Company and its various officers and other qualifiers have received the licenses, permits and authorizations required to operate our properties. Failure to maintain or obtain the requisite casino licenses would have a material adverse effect on us.

Our license to operate Trump Marina expires in May 2003. Our licenses to operate Trump Plaza and Trump Taj Mahal expire in June 2003. We timely filed applications to renew each license through July 2007 and a hearing is scheduled for late June 2003. Although we believe the CCC will renew the licenses, no assurance can be given as to such renewal or as to what license conditions, if any, may be imposed by the CCC in connection with such renewals. See “Business; Governmental and Gaming Regulations; Operating Licenses.”

In June 1996, the IGC granted Trump Indiana, Inc. a riverboat owner’s license for the ownership and operation of a gaming vessel at Buffington Harbor, which was renewed in June 2002 and expires in June 2003. Although we believe the IGC will renew the license, no assurance can be given as to such renewal or as to what license conditions, if any, may be imposed by the IGC in connection with such renewal.

Gaming at Trump 29 is regulated extensively by federal, state and tribal regulatory bodies, including the NIGC, the Bureau of Indian Affairs, the Tribal Gaming Authority and, to a lesser extent, by the California Gambling Control Commission.

If new gaming regulations are adopted by the jurisdictions in which we operate, such regulations could impose restriction or costs that could have a significant adverse effect on us. From time to time, various proposals have been introduced by the legislatures of New Jersey and Indiana that, if enacted, could adversely affect the tax, regulatory, operations or other aspects of the gaming industry and us. We cannot assure you that legislation of this type will not be enacted in the future.

Critical Accounting Policies

The preparation of our financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management periodically evaluates the Company’s policies and the estimates and assumptions related to such policies. The Trump Casino Properties operate in a highly regulated industry and are subject to regulations that describe and regulate operating and internal control procedures. The Company believes its most critical accounting policies and significant estimates are described below.

Revenue Recognition and Allowance for Doubtful Accounts

The majority of the Company’s revenue is from gaming activities, and the majority of such revenue is derived from cash, which by nature does not require complex estimations. The Company does extend credit to customers on a discretionary basis to certain qualified patrons. Credit play as a percentage of total dollars wagered has been approximately 20% for the past three years. The Trump Casino Properties establish credit limits based upon the particular patron’s creditworthiness, as determined by an examination of various factors including a credit check of the patron, checking the patron’s personal checking account balance, and checking the patron’s credit limits and indebtedness at other casinos. The Company maintains an allowance for doubtful accounts for those customers whose checks have been unable to be deposited due to non-sufficient funds. This allowance is based on a specific review of customer accounts as well as a review of the history of write-offs of returned markers. Management believes that the reserve recorded is reasonable; however, these estimates could change in the near term based on actual collection experience with each returned marker.

Long-lived Assets

Management has determined that the Company’s policy associated with its long-lived assets and the related estimates is critical to the preparation of the consolidated financial statements. The Company has a significant investment in long-lived property and equipment. Management estimates that the undiscounted future cash flows expected to result from the use of these assets exceed the current carrying value of these assets. Any adverse change to the estimate of these undiscounted cash flows could necessitate an impairment charge that would adversely affect operating results. Management estimates the useful lives for the Company’s assets based on historical experience and the estimates of assets’ commercial lives. Should the actual useful life of a class of assets differ from the estimated useful life, an impairment charge would be recorded. Management reviews useful lives and obsolescence and assesses commercial viability of the Company’s assets periodically.

Self-Insurance Reserves

Self-insurance reserves represent the estimated amounts of uninsured claims related to employee health medical costs, workers’ compensation, and personal injury claims that have occurred in the normal course of business. These reserves are established by management based upon specific review of open claims, with consideration of incurred but not reported claims as of the balance sheet date. The costs of the ultimate disposition of these claims may differ from these reserve numbers.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement No. 141 “Business Combinations” (“SFAS 141”) and Statement No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 is effective as follows:  a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30,2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. The effect of adoption of these pronouncements did not have any impact on the Company.

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June15, 2002. The Company does not expect the adoption of SFAS No. 143 to have an impact on the Company’s financial results.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard is effective for fiscal years beginning after December 31, 2001. The Company adopted SFAS No. 144 on January 1, 2002 and the effect of adoption had no impact to the Company.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 requires, among other items, gains or losses of extinguishment of debt to be classified as income (loss) from continuing operations rather than as an extraordinary item as previously required under SFAS No. 4 unless such extinguishment is determined to be extraordinary pursuant to Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Transactions”. The Company adopted the provisions of SFAS No. 145 during 2002, and the effect of adoption was not material to the Company but required a reclassification to a gain on the purchase of our THCR Holdings Senior Notes during 2000.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This pronouncement, which nullifies EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit on Activity (including Certain Costs Incurred in a Restructuring)”, addresses the accounting and reporting for costs associated with exit or disposal activities and is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN No. 45”). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. For the company, the initial recognition, measurement provision and disclosure requirements of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. The Company is currently evaluating what impact, if any, adoption of FIN No. 45 will have on its consolidated financial position, consolidated results of operations, or liquidity.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For existing variable interest entities, the consolidated requirement is effective for interim or annual financial statements beginning after June 15, 2003. The Company is evaluating whether it has any variable interest entities, which will be subject to consolidation pursuant to FIN No. 46.

Financial Condition

Liquidity and Capital Resources

Cash flows from operating activities of the Trump Casino Properties are our primary source of liquidity. To a lesser extent, we rely on capital lease financing for our capital resource needs. Our ability to borrow funds for our liquidity needs is severely restricted by covenants in the various indentures governing the public debt issues of our subsidiaries and by already high levels of indebtedness. Sources of our short-term and long-term liquidity include primarily: (i) table win, (ii) slot win, (iii) room occupancy, (iv) food and beverage sales and

(v) miscellaneous items, less promotional expenses. A variety of factors, including a decrease or change in the demand for our services, could have a material adverse effect on our liquidity and our ability to service our debt obligations.

The Trump Atlantic City Properties also compete with other Atlantic City casino/hotels based on the quality of customer service, the array of games offered, the attractiveness of a casino/hotel and the extent and quality of the facilities and amenities.

Because we have substantial indebtedness and related interest expense, we have not been able to pursue various capital expansion plans, such as the addition of more hotel rooms. See “Business; The Atlantic City Marketplace” and “Business; Competition.”

TRUMP HOTELS & CASINO RESORTS

CONSOLIDATING CAPITAL EXPENDITURES

(IN THOUSANDS)

	TAJ ASSOCIATES*	PLAZA ASSOCIATES	TRUMP AC CONSOL.	TRUMP MARINA	TRUMP INDIANA	THCR HOLDINGS	THCR CONSOL.
FOR THE YEAR ENDED DECEMBER 31, 2002
Purchase of Property & Equipment	$15,184	$4,741	$19,925	$5,468	$9,910	$63	$35,366
Capital Lease Additions	14,048	10,341	24,389	8,235	107	—	32,731

Total Capital Expenditures	$29,232	$15,082	$44,314	$13,703	$10,017	$63	$68,097

FOR THE YEAR ENDED DECEMBER 31, 2001
Purchase of Property & Equipment	$5,758	$2,006	$7,764	$3,979	$2,984	$127	$14,854
Capital Lease Additions	6,460	6,620	13,080	5,340	1,953	—	20,373

Total Capital Expenditures	$12,218	$8,626	$20,844	$9,319	$4,937	$127	$35,227

*	Includes Trump Administration. See “Business; Certain Agreements; Casino Services Agreement.”

Capital lease additions for Trump AC were principally slot machines. Castle Associates’ capital expenditures consisted principally of purchases of slot machines, hotel room renovations and ongoing property enhancements. Approximately $14.2 million costs of hotel construction and other infrastructure improvements at Trump Indiana were applied towards satisfying the economic development commitment required in connection with the Indiana licensing process.

Summary of the Company’s Public Indebtedness

TAC Notes.    Trump AC’s debt consists primarily of the TAC Notes. The TAC Notes bear interest at the rate of 11.25% per annum, payable on May 1st and November 1st of each year, and mature on May 1, 2006. The TAC Notes are redeemable in whole or in part, at any time upon not less than 30 but not more than 60 days notice. If redeemed at any time during the twelve-month period prior to May 1, 2003, the redemption price of the

TAC Notes is 103.75% of the outstanding principal amount, plus accrued interest. For the twelve-month period commencing on May 1, 2003, the redemption price decreases to 101.875% of the outstanding principal amount, plus accrued interest. If any of the TAC Notes are redeemed on or after May 1, 2004, the redemption price is 100.0% of the outstanding principal amount of the TAC Notes redeemed, plus accrued interest.

As of December 31, 2002, $1.3 billion principal amount of TAC Notes were outstanding.

The TAC Notes are secured on a senior basis by substantially all of the real and personal property owned or leased by Plaza Associates and Taj Associates. The obligations evidenced by the TAC Notes are jointly and severally guaranteed by Taj Associates, Plaza Associates and Trump AC and all future subsidiaries of Trump AC (other than Trump AC Funding).

TCH Notes.    See “Business; Recent Events; TCH Note Offering” for a summary of the TCH Notes. Except in connection with a public or private equity offering, the TCH Notes are not redeemable until March 15, 2007. In addition, until March 15, 2006, TCH and TCF may redeem up to 35.0% of the aggregate principal amount of the First Priority Mortgage Notes and the Second Priority Mortgage Notes with the net proceeds of one or more public of private offerings. The Second Priority Mortgage Notes are not redeemable while the First Priority Mortgage Notes are outstanding. For the twelve-month period commencing March 15, 2007, the TCH Notes are redeemable at 108.719% of their outstanding principal amount. For the twelve-month period commencing March 15, 2008, the redemption price decrease to 104.359% of the outstanding principal amount. For the twelve-month period commencing March 15, 2009, the redemption price is 100.0% of the outstanding principal amount.

If there is a “Change of Control” (as defined in the indentures) of TCH, the holders of the TCH Notes will have the right to sell the TCH Notes to TCH and TCF at 101.0% of their face amount, plus accrued interest.

Miscellaneous.    In addition, the ability of (i) Plaza Associates and Taj Associates (through Trump AC) and (ii) Marina Associates (through TCH) to make payments, dividends or distributions to THCR Holdings may be restricted by the New Jersey Casino Control Commission and/or the Indiana Gaming Commission. Similarly, the ability of Trump Indiana, Inc. (through TCH) to make payments of dividends or distributions to THCR Holdings may be restricted by the Indiana Gaming Commission.

Cash flow from operations was sufficient to provide for cash interest expense in 2002 and in prior years. Capital expenditures, however, were limited due primarily to the high level of interest expense on THCR’s public debt issues. As shown in the Consolidated Statements of Cash Flows in our Financial Statements, THCR has consistently generated sufficient cash for debt service and operating requirements. Management believes that, based upon its cash flow forecast for 2003, THCR and its consolidated subsidiaries will have sufficient cash flows to meet their respective debt service and operating requirements throughout 2003.

Contractual Obligations and Commercial Commitments.

The following tables set forth summaries of our obligations and commitments as of December 31, 2002 to make future payments under contracts, such as debt and lease agreements, and under contingent commitments:

	Payments Due by Period(1)
	Total	2003	2004-2005	2006-2007	Thereafter
	(In Thousands)
Contractual Obligations
Long-Term Debt (2)	$1,904,259	$2,955	$680	$1,300,199	$600,425
Capital Lease Obligations	41,074	16,956	23,366	752	—
Operating Leases	119,711	5,937	9,728	6,913	97,133
Other Long-Term obligations (3)	30,749	18,676	8,883	3,190	—

Total Contractual Cash Obligations	$2,095,793	$44,524	$42,657	$1,311,054	$697,558

(1)	Amounts related to long-term debt have been reflected pursuant to the debt refinancing subsequent to year end. See “Business; Recent Events.”
(2)	Excludes interest on such obligations.
(3)	Consists primarily of base compensation under employment agreements with employees.

Effects of Transactions with Related and Certain Other Parties.

Affiliate party transactions are governed by the terms of our public debt and by a stockholder settlement agreement entered into in January 2002, which generally require that such transactions be on terms as favorable as would be obtainable from an unaffiliated party, and require the approval of a majority of the independent directors of THCR for certain affiliated transactions.

Trump and certain affiliates have engaged in certain related party transactions with respect to THCR and its subsidiaries. See “Executive Compensation; Compensation Committee Interlocks and Insider Participation” and “Certain Related Party Transactions.”

Results of Operations

The following tables include selected data of Plaza Associates, Taj Associates, Trump Indiana and Trump Marina for the years ended December 31, 2002, 2001 and 2000, respectively.

	Year Ended December 31, 2002
	Plaza Associates	Taj Associates	Trump Indiana	Trump Marina	THCR Consolidated*
	(In millions)
Revenues:
Gaming	$336.4	$529.3	$128.7	$281.9	$1,276.3
Other	69.9	110.0	8.2	61.6	252.4

Gross Revenue	406.3	639.3	136.9	343.5	1,528.7
Less: Promotional Allowance	90.1	123.4	12.9	73.3	299.7

Net Revenue	316.2	515.9	124.0	270.2	1,229.0

Cost and Expenses:
Gaming	155.5	232.8	63.0	127.4	578.8
Other	21.7	35.8	6.1	15.0	78.7
General & Administrative	68.2	107.8	28.2	71.9	280.5
Depreciation & Amortization	18.0	38.2	6.3	21.3	83.7

Total Costs and Expenses	263.4	414.6	103.6	235.6	1,021.7

Income from Operations	52.8	101.3	20.4	34.6	207.3

Non-Operating Income (Expense)	0.6	0.6	1.4	0.3	3.9
Interest Expense	(52.7)	(96.4)	(3.9)	(63.5)	(222.7)

Total Non-Operating Expense, Net	(52.1)	(95.8)	(2.5)	(63.2)	(218.8)

Loss in Joint Venture	—	—	(2.4)	—	(2.4)

Income Taxes	(1.5)	(2.3)	—	(1.2)	(5.0)

Income (Loss) Before Minority Interest	$(0.8)	$3.2	$15.5	$(29.8)	$(18.9)

Minority Interest					6.9

Net Loss					$(12.0)

*	Intercompany eliminations and income and expenses of THCR, THCR Holdings, and THCR Management are not separately shown.

	Year Ended December 31, 2001
	Plaza Associates	Taj Associates	Trump Indiana	Trump Marina	THCR Consolidated*
	(In millions)
Revenues:
Gaming	$324.3	$525.1	$123.6	$266.5	$1,239.5
Other	72.5	108.7	9.2	60.4	250.8

Gross Revenue	396.8	633.8	132.8	326.9	1,490.3
Less: Promotional Allowance	95.2	132.9	11.9	73.9	314.0

Net Revenue	301.6	500.9	120.9	253.0	1,176.3

Cost and Expenses:
Gaming	160.4	238.6	65.4	124.3	588.7
Other	19.4	35.6	6.6	13.8	75.2
General & Administrative	64.3	97.0	28.1	66.5	259.0
Depreciation & Amortization	15.6	33.8	6.3	17.8	73.9

Total Costs and Expenses	259.7	405.0	106.4	222.4	996.8

Income from Operations	41.9	95.9	14.5	30.6	179.5

Non-Operating Income (Expense)	1.1	1.4	0.7	0.6	4.0
Interest Expense	(48.0)	(93.3)	(5.4)	(60.1)	(220.6)

Total Non-Operating Expense, Net	(46.9)	(91.9)	(4.7)	(59.5)	(216.6)

Loss in Joint Venture	—	—	(2.8)	—	(2.8)

Income (Loss) Before Minority Interest	$(5.0)	$4.0	$7.0	$(28.9)	$(39.9)

Minority Interest					14.6

Net Loss					$(25.3)

*	Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.

	Year Ended December 31, 2000
	Plaza Associates	Taj Associates	Trump Indiana	Trump Marina	THCR Consolidated*
	(In millions)
Revenues:
Gaming	$320.2	$538.3	$119.2	$267.4	$1,245.0
Other	75.3	113.1	8.6	61.5	258.7

Gross Revenue	395.5	651.4	127.8	328.9	1,503.7
Less: Promotional Allowance	100.5	134.5	19.0	69.9	323.9

Net Revenue	295.0	516.9	108.8	259.0	1,179.8

Cost and Expenses:
Gaming	162.2	245.8	62.1	128.2	598.4
Other	20.5	36.1	6.3	15.1	78.2
General & Administrative	72.5	101.6	31.7	68.6	282.2
Depreciation & Amortization	16.3	35.6	7.8	17.4	77.2
Trump World’s Fair closing costs	0.8	—	—	—	0.8

Total Costs and Expenses	272.3	419.1	107.9	229.3	1,036.8

Income from Operations	22.7	97.8	0.9	29.7	143.0

Non-Operating Income (Expense)	1.1	2.2	0.4	1.5	6.7
Gain on purchase of Senior Notes	—	—	—	—	14.9
Interest Expense	(47.8)	(93.4)	(5.7)	(56.8)	(220.2)

Total Non-Operating Expense, Net	(46.7)	(91.2)	(5.3)	(55.3)	(198.6)

Loss in Joint Venture	—	—	(3.2)	—	(3.2)

Income (Loss) Before Minority Interest	$(24.0)	$6.6	$(7.6)	$(25.6)	$(58.8)

Minority Interest					21.5

Net Loss					$(37.3)

*	Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.

Trump Hotels & Casino Resorts, Inc.

Results of Operations

Comparison of Years Ended December 31, 2002, 2001 and 2000

(in millions, except statistical data)

	2002 Plaza Associates		2002 Taj Associates		2002 Trump Indiana		2002 Trump Marina		2002 THCR Consolidated
Table Game Revenues	$100.3		$151.4		$21.2		$64.2		$337.1
Incr (Decr) over prior period	$4.4		$(12.4)		$(3.5)		$0.9		$(10.6)
Table Game Drop	$608.9		$935.3		$128.3		$377.6		$2,050.0
Incr (Decr) over prior period	26.8		$(64.2)		$(15.6)		$(7.1)		$(60.2)
Table Win Percentage	16.5%		16.2%		16.6%		17.0%		16.4%
Incr (Decr) over prior period	—		(0.2	)pts.	(0.6	)pts.	0.5	pts.	(0.1	)pts.
Number of Table Games	88		137		46		79		350
Incr (Decr) over prior period	(8)		(4)		(6)		1		(17)
Slot Revenues	$236.1		$355.4		$107.5		$216.9		$915.9
Incr (Decr) over prior period	$7.7		$17.3		$8.6		$14.5		$48.1
Slot Handle	$2,941.0		$4,463.2		$1,398.4		$2,734.8		$11,537.4
Incr (Decr) over prior period	$(22.5)		$12.4		$32.0		$135.2		$157.1
Slot Win Percentage	8.0%		8.0%		7.7%		7.9%		7.9%
Incr (Decr) over prior period	0.3	pts.	0.4	pts.	0.5	pts.	0.1	pts	0.3	pts.
Number of Slot Machines	2,928		4,826		1,635		2,527		11,916
Incr (Decr) over prior period	92		101		301		1		495
Other Gaming Revenues	N/A		$22.5		N/A		$0.8		$23.3
Incr (Decr) over prior period	N/A		$(0.7)		N/A		$0.0		$(0.7)
Total Gaming Revenues	$336.4		$529.3		$128.7		$281.9		$1,276.3
Incr (Decr) over prior period	$12.1		$4.2		$5.1		$15.4		$36.8

	2001 Plaza Associates		2001 Taj Associates		2001 Trump Indiana		2001 Trump Marina		2001 THCR Consolidated
Table Game Revenues	$95.9		$163.8		$24.7		$63.3		$347.7
Incr (Decr) over prior period	$2.8		$(18.4)		$(2.0)		$(9.7)		$(27.4)
Table Game Drop	$582.1		$999.5		$143.9		$384.7		$2,110.2
Incr (Decr) over prior period	$(66.6)		$(71.7)		$(17.9)		$(56.1)		$(212.3)
Table Win Percentage	16.5%		16.4%		17.2%		16.5%		16.5%
Incr (Decr) over prior period	2.1	pts.	(0.6	)pts.	0.7	pts.	(0.1	)pts.	0.3	pts.
Number of Table Games	96		141		52		78		367
Incr (Decr) over prior period	—		(2)		2		2		2
Slot Revenues	$228.4		$338.1		$98.9		$202.4		$867.8
Incr (Decr) over prior period	$1.4		$4.4		$6.4		$9.4		$21.7
Slot Handle	$2,963.5		$4,450.8		$1,366.4		$2,599.6		$11,380.3
Incr (Decr) over prior period	$57.6		$137.6		$(55.9)		$140.4		$279.7
Slot Win Percentage	7.7%		7.6%		7.2%		7.8%		7.6%
Incr (Decr) over prior period	(0.1	) pts.	(0.1	) pts.	0.7	pts.	—		—
Number of Slot Machines	2,836		4,725		1,334		2,526		11,421
Incr (Decr) over prior period	(3)		168		96		116		377
Other Gaming Revenues	N/A		$23.2		N/A		$0.8		$24.0
Incr (Decr) over prior period	N/A		$0.8		N/A		$(0.6)		$0.2
Total Gaming Revenues	$324.3		$525.1		$123.6		$266.5		$1,239.5
Incr (Decr) over prior period	$4.2		$(13.2)		$4.4		$(0.9)		$(5.5)

	2000 Plaza Associates	2000 Taj Associates	2000 Trump Indiana	2000 Trump Marina	2000 THCR Consolidated
Table Game Revenues	$93.1	$182.2	$26.7	$73.0	$375.1
Table Game Drop	$648.7	$1,071.2	$161.8	$440.8	$2,322.5
Table Win Percentage	14.4%	17.0%	16.5%	16.6%	16.2%
Number of Table Games	96	143	50	76	365
Slot Revenues	$227.0	$333.7	$92.5	$193.0	$846.1
Slot Handle	$2,905.9	$4,313.2	$1,422.3	$2,459.2	$11,100.6
Slot Win Percentage	7.8%	7.7%	6.5%	7.8%	7.6%
Number of Slot Machines	2,839	4,557	1,238	2,410	11,044
Other Gaming Revenues	N/A	$22.4	N/A	$1.4	$23.8
Total Gaming Revenues	$320.1	$538.3	$119.2	$267.4	$1,245.0

Results of Operations for the Years Ended December 31, 2001 and 2002

Gaming revenues are the primary source of THCR’s revenues. Table game revenues represent the amount retained by THCR from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by “high rollers.” THCR’s table game win percentage was 16.5% and 16.4% for the years ended December 31, 2001 and 2002, respectively. The Atlantic City industry table game win percentages were 15.6 % and 15.7% for the years ended December 31, 2001 and 2002, respectively.

Table game revenues decreased $10.6 million, or 3.0%, to $337.1 million for the years ended December 31, 2002 from $347.7 million in the comparable period in 2001. The $12.4 million decrease in table game revenues at the Taj Mahal was primarily due to a $64.2 million decrease in table game drop. Trump Plaza’s table game revenues increase of $4.4 million was due to the $26.8 million increase in table game drop. Trump Marina’s $0.9 million increase in table game revenues is primarily due to a 0.5 point increase in table win percentage which offset the $7.1 million decrease in table game drop. Trump Indiana’s $3.5 million decrease in table game revenues was primarily due to a $15.6 million decrease in table game drop, resulting from a general decrease in table game play experienced throughout the Indiana and Illinois market, a change in the Asian bus program in the third quarter of 2002, and management’s decision in 2001 to eliminate “high end” table player marketing efforts.

Slot revenues increased $48.1 million, or 5.5%, to $915.9 million for the year ended December 31 , 2002 from $867.8 million in the comparable period in 2001. Increases in slot handle of $135.2 million at the Trump Marina and $32.0 million at Trump Indiana primarily contributed to their respective increases in slot revenues in slot revenues of $14.5 million and $8.6 million, respectively. Trump Indiana’s increase in slot revenues is also attributed to the opening of the new 2,000 space garage in 2002 and the commencement of dockside gaming in August 2002. Trump Plaza’s slot revenues increased $7.7 million due to a 0.3 point increase in slot win percentage which offset an $22.5 million decrease in slot handle. Trump Taj Mahal’s slot revenues increased $17.3 million due to a 0.4 point increase in slot win percentage combined with a $12.4 million increase in slot handle. Overall, slot revenues increased primarily as a result of improved slot product on the casino floor, management’s continued focus on marketing initiatives and customer service, and favorable weather conditions in the first three months of 2002.

Other revenues for the years ended December 31, 2002 includes a $2.7 million management fee from the Trump 29 Casino located in Coachella, California, for which there was no comparative revenue in 2001.

Gaming costs and expenses were $578.8 million for the year ended December 31 , 2002, a decrease of $9.9 million, or 1.7%, from $588.7 million for the year ended December 31, 2001. Gaming costs at the Taj Mahal decreased $5.8 million, or 2.4%, from the comparable period in 2001 and Trump Plaza’s gaming costs decreased $4.9 million, or 3.1%, from the comparable period in 2001 primarily due to decreased payroll expense and more efficient marketing programs. Trump Marina’s gaming costs increased $3.1 million primarily due to increased spending on marketing programs, which was incurred to stimulate gaming revenues. Trump Indiana’s gaming costs decreased $2.4 million from the comparable period in 2001 due to labor and expense cost management. Also the State of Indiana’s change in assessing a $3 tax from a per person per excursion to a per person on admission to the gaming facility contributed to the decrease in gaming expenses.

General and administrative expenses were $280.5 million for the year ended December 31 , 2002, a $21.5 million, or 8.3%, increase from $259.0 million in the comparable period in 2001. The increase is primarily attributed to the write-off of approximately $14.4 million of CRDA deposits by the Atlantic City casinos, with the carrying value of $9.6 million, donated during the fourth quarter of 2002, in exchange for the right to utilize other CRDA deposits for the development of an entertainment retail district project or projects. This increase is also attributed to higher insurance, real estate taxes, entertainment and employee benefits. Trump Marina’s increase also includes incremental costs incurred related to the Trump Services Agreement. General and administrative expenses also include expenses incurred by THCR Management of $1.1 million, including pre-opening costs of $0.6 million.

Income taxes of $5.0 million represent taxes recorded in connection with the changes to the New Jersey state income tax law enacted during July 2002 (see Note 2).

THCR previously announced its intention to refinance or modify the terms of its public debt which was approximately $1.7 billion aggregate principal amount as of December 31, 2002. During the year ended December 31, 2002, debt renegotiation costs of $3.3 million were incurred: $1.6 million by Trump AC on its $1.3 billion outstanding debt, $1.3 million by Trump Marina, $0.3 million by Trump Indiana and $0.1 million by THCR Holdings. Accordingly, the debt renegotiation costs have been expensed in the accompanying Statements of Operations. THCR and its subsidiaries will continue to seek to refinance certain debt when market conditions are favorable. See “General—We have substantial indebtedness... ”.

Included in other non-operating income for the year ended December 31, 2002, is a $0.7 million distribution from Miss Universe, L.P., LLLP, to THCR Holdings. There was no comparable income in 2001.

During the year ended December 31, 2002, Trump Indiana paid sales tax assessed by the State of Indiana relating to its vessel in the amount of $1.8 million. As this assessment is being appealed by Trump Indiana, it has been included in other assets. Trump Indiana believes that the $1.8 million will be recoverable on settlement of the appeal.

Management intends to continue its focus on cost containment. There is a limit, however, as to how far costs can be reduced without adversely affecting performance.

Results of Operations for the Years Ended December 31, 2000 and 2001

Gaming revenues are the primary source of THCR’s revenues. Table game revenues represent the amount retained by THCR from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by “high rollers.” THCR’s table game win percentage was 16.2% and 16.5% for the years ended December 31, 2000 and 2001, respectively. The Atlantic City industry table game win percentages were 15.4% and 15.6% for the years ended December 31, 2000 and 2001, respectively.

Table games revenues decreased $27.4 million or 7.3% to $347.7 million for the year ended December 31, 2001 from $375.1 million in the comparable period in 2000. Decreased table drop at all four properties primarily contributed to the decrease in revenues. Table drop was negatively affected by decreased activity from premium international table game customers, a weak domestic market as well as the negative national economic impacts of the September 11, 2001 terrorist attacks. The $18.4 million decrease in table games revenue at the Taj Mahal was also due to a decrease in table win percentage. Although Trump Plaza’s table game drop declined, the 2.1 points increase in table win percentage contributed to a $2.8 million increase in table games revenue. Trump Marina’s $9.7 million decrease in table games revenue is due to declines in both table drop and win percentage. Trump Indiana’s $2.0 million or 7.5% decrease in table games revenue was partially offset by a .7 point increase in table win percentage on an 11.0% decrease in table game drop.

Slot revenues increased $21.7 million or 2.6% to $867.8 million for the year ended December 31, 2001 from $846.1 million in the comparable period in 2000 primarily due to new slot product, marketing efforts and improved customer service. Increased slot handle of $335.6 million at the three Atlantic City casinos primarily contributed to the increase in revenues. Trump Indiana’s slot revenues in 2001 increased $6.4 million or 6.9% from the comparable period in 2000 due to a 0.7 point increase in slot win percentage which totally offset a $55.9 million or 3.9% decrease in slot handle from the comparable period in 2000. Slot revenues increased due to management’s efforts to improve the slot product at all properties and sustained marketing programs designed specifically for the slot customer.

Gaming costs and expenses were $588.7 million for the year ended December 31, 2001, a decrease of $9.7 million or 1.6% from $598.4 million for the year ended December 31, 2000. The Taj Mahal’s gaming costs decreased $7.2 million or 2.9% from the year ended December 31, 2000 due to decreased marketing expenses and gaming taxes associated with decreased table games revenue. Expense decreases of $1.8 million or 1.1% from the year ended December 31, 2000 at the Trump Plaza were primarily due to decreased marketing expenses and incentives. Trump Marina’s gaming costs decreased $3.9 million or 3.0% from the year ended December 31, 2000 primarily due to decreased promotional expenses achieved by eliminating less profitable programs. Trump Indiana’s gaming costs increased $3.3 million or 5.3% from the year ended December 31, 2000 due to increased gaming taxes associated with the increase in gaming revenues.

General and administrative expenses were $259.0 million for the year ended December 31, 2001, a $23.2 million or 8.2% decrease from $282.2 million in the comparable period in 2000. Expense decreases at the Taj Mahal were primarily due to decreased insurance, litigation, entertainment, payroll and CRDA expenses. Expense decreases at the Trump Plaza were primarily due to decreased entertainment, insurance, payroll and advertising expenses. Trump Marina’s decrease is due to the additional writeoff of CRDA deposits, which were necessitated due to additional donation commitments during the year ended December 31, 2000. Trump Indiana’s decrease is primarily due to the $3.0 million decrease in expense associated with the completion of the five-year license period accrual in June 2001 for economic development and infrastructure improvements of the City of Gary. The decrease in corporate general and administrative expenses is due to an aircraft lease termination in 2000, decreased payroll, legal and lobbying expense in 2001.

Management intends to continue its focus on cost containment. There is a limit, however, as to how far costs can be reduced without adversely affecting performance.

Seasonality

Our cash flows from operating activities are seasonal in nature. Spring and summer are traditionally the peak seasons for the Trump Atlantic City Properties, with autumn and winter being non-peak seasons. Trump 29’s peak seasons are late winter and spring. Trump Indiana is not seasonal. Since the Trump Atlantic City Properties account for the majority of our business, our operating results for the two quarters ending in March and December are not historically as profitable as the two quarters ending in June and September. Any excess cash flow achieved from operations during peak seasons is used to subsidize non-peak seasons. Performance in non-peak seasons is usually dependent on favorable weather and a long-weekend holiday calendar. In the event that we are unable to generate excess cash flows in one or more peak seasons, we may not be able to subsidize non-peak seasons, if necessary.

Inflation

There was no significant impact on operations as a result of inflation during 2002, 2001 or 2000.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Management has reviewed the disclosure requirements for Item 7A and, based upon our current capital structure, scope of operations and financial statement structure, management believes that such disclosure is not warranted at this time. Since conditions may change, we will periodically review our compliance with this disclosure requirement to the extent applicable.

Item 8.    Financial Statements and Supplementary Data

An index to financial statements and required financial statement schedules is set forth in Item 15 of this Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

See our Current Report on Form 8-K, dated June 3, 2002, filed with the SEC on June 4, 2002.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers and directors:

Name	Position
Donald J. Trump	Chairman of the Board, President and Chief Executive Officer

Mark A. Brown	Chief Operating Officer

Robert M. Pickus	Executive Vice President, Secretary and General Counsel

Francis X. McCarthy, Jr.	Executive Vice President of Corporate Finance and Chief Financial Officer

John P. Burke	Executive Vice President and Corporate Treasurer

Joseph A. Fusco	Executive Vice President of Government Relations and Regulatory Affairs

Wallace B. Askins	Director

Don M. Thomas	Director

Peter M. Ryan	Director

Robert J. McGuire	Director

Donald J. Trump (56 years old) has been serving as the President and Chief Executive Officer of each of THCR, THCR Funding and THCR Holdings since June 2000. Also since June 2000, Trump has been serving as the (i) President of each of Trump AC Holding, Trump AC, Trump AC Funding, Trump AC Funding II, Trump AC Funding III, TACC and THCR Enterprises, Inc.; (ii) President and Chief Executive Officer of each of Castle Funding and TCHI; (iii) President of Trump Indiana; (iv) President and Treasurer of THCR/LP; and (v) Chief Executive Officer of Taj Associates. Since June 1998, Trump has been serving as the President, Treasurer and sole director of TCI. Since the consummation of the TCH Note Offering, Mr. Trump has been serving as the President, Chief Executive Officer and Chairman of the Board of TCH and TCF. Until April 1998, Trump served as the President and Treasurer of Castle Funding. Since November 1997, Trump has been serving as the Chairman of each of Trump AC Funding II and Trump AC Funding III, and as the Chairman of THCR Enterprises, Inc. since January 1997. Since January 1996, he has been serving as the Chairman of Trump AC Funding. Since March 1995, Trump has been the Chairman of each of THCR, THCR Funding and THCR Holdings. Since February 1993, Trump has been the Chairman of Trump AC Holding. Since December 1992, Trump has been serving as the sole director of Trump Indiana. Since May 1992, Trump has been the Chairman of the Board of Partner Representatives of Castle Associates. Since November 1991, Trump has been serving as the President, Treasurer and sole director of TCI-II. Since October 1991, he has been the Chairman of each of THCR Holding Corp. and THCR/LP. Since March 1991, Trump has been the President and Treasurer of THCR Holding Corp. and the sole director of TACC. Since May 1986, he has been serving as the President and sole director of Realty Corp. Since March 1986, he has been the Chairman, President and Treasurer of Plaza Funding. Since March 1985, Trump has been the Chairman of TCHI. From February 1993 through December 1997, Trump served as the President of Trump AC Holding. From March 1991 through December 1997, Trump served as the President and Treasurer of TACC. Trump is also currently the President and Chief Executive Officer of The Trump Organization, Inc. which has been in the business, through its affiliates and subsidiaries, of acquiring, developing and managing real estate properties for more than the past five years.

Mark A. Brown (42 years old) has been serving as the Chief Operating Officer of each of THCR and Trump AC since June 2000. Also since June 2000, Mr. Brown has been serving as the Chief Executive Officer of each of Taj Associates, Plaza Associates, Castle Associates and Trump Indiana. Since the consummation of the TCH Note Offering, Mr. Brown has been serving as the Chief Operating Officer of TCH and TCF. Since January

2000, Mr. Brown has been serving as the Chief Operating Officer of Taj Associates. Until January 2000, he served as a Vice President of TCHI. From November 1997 to January 2000, Mr. Brown served as the President and Chief Operating Officer of Castle Associates. From July 1995 to November 1997, he served as the Executive Vice President of Operations of Castle Associates.

Robert M. Pickus (48 years old) has been the Executive Vice President, General Counsel and Secretary of THCR since March 1995. Since June 2000, Mr. Pickus has been the Secretary and Vice President of THCR/LP. Since April 2000, he has been serving as the Executive Vice President and General Counsel of each of THCR Holdings and Trump AC. Since April 1998, Mr. Pickus has been the Secretary of Castle Funding. Since February 1998, he has been serving as the (i) Secretary of each of TACC and Trump AC Holding and (ii) Assistant Secretary and a director of TCHI. Until February 1998, Mr. Pickus served as the Assistant Secretary of TACC. Since January 1997, Mr. Pickus has been serving as the (i) Secretary of THCR Holding Corp. and (ii) Vice President, Secretary and a director of THCR Enterprises, Inc. Since November 1997, he has been serving as a director of each of Trump AC Funding II and Trump AC Funding III. Since February 1996, Mr. Pickus has been serving as the Secretary of Castle Associates. Since January 1996, he has been serving as the Secretary and a director of Trump AC Funding. Since October 1995, Mr. Pickus has been serving as a member of the Board of Partner Representatives of Castle Associates. Since February 1995, he has been serving as the Executive Vice President of Corporate and Legal Affairs of each of Taj Associates, Plaza Associates and Castle Associates. Since December 1992, Mr. Pickus has been serving as the Executive Vice President and Secretary of Trump Indiana. Since March 1986, Mr. Pickus has been serving as the Vice President and Secretary of Plaza Funding. From April to December 2000, Mr. Pickus served as the President of TCS. From June 1996 to April 2000, he served as the Executive Vice President of TCS. From November 1995 to May 2000, Mr. Pickus served as a director of each of THCR Holding Corp. and THCR/LP. From April 1994 to February 1998, he served as the Assistant Secretary of Trump AC Holding. Mr. Pickus has been admitted to practice law in the States of New York and New Jersey since 1980, and in the Commonwealth of Pennsylvania since 1981.

Francis X. McCarthy, Jr. (50 years old) has been serving as the Executive Vice President of Corporate Finance and Chief Financial Officer of each of THCR, THCR Holdings and THCR Funding since September 1998. Since August 2000, Mr. McCarthy has been the (i) Chief Financial Officer of Castle Associates and (ii) Chief Financial Officer, Chief Accounting Officer and Assistant Treasurer of Castle Funding. Since September 1998, he has been the Chief Financial Officer of each of Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III. From October 1996 to December 2000, Mr. McCarthy served as the Executive Vice President of Corporate Finance of TCS.

John P. Burke (55 years old) has been serving as the Executive Vice President of each of THCR, THCR Holdings, THCR Funding and Trump AC since January 1999 and of TCH and TCF since the consummation of the TCH Note Offering. Since April 1998, he has been serving as the Assistant Treasurer of TCHI. Since February 1998, Mr. Burke has been the (i) Assistant Treasurer of each of THCR Holding Corp. and THCR/LP and (ii) Treasurer of TACC. Since November 1997, he has been serving as the Treasurer of each of Trump AC Funding II and Trump AC Funding III. Since March 1997, Mr. Burke has been serving as a member of the Board of Partner Representatives of Castle Associates. Since January 1997, he has been a Vice President and the Treasurer of THCR Enterprises, Inc. Since January 1996, Mr. Burke has been the Treasurer of Trump AC Funding. Since March 1995, he has been serving as the Corporate Treasurer of each of THCR, THCR Holdings, THCR Funding and Trump AC. Since December 1993, Mr. Burke has been serving as a Vice President of each of Castle Associates, Castle Funding, TCI-II and TCHI. Since December 1992, Mr. Burke has been the Treasurer of Trump Indiana. Since October 1991, he has been the Corporate Treasurer of each of Taj Associates, Plaza Associates and Castle Associates. From June 1997 to January 1999, Mr. Burke served as a Senior Vice President of each of THCR, THCR Holdings and THCR Funding. From January 1996 to June 1997, he served as the Senior Vice President of Corporate Finance of THCR.

Joseph A. Fusco (58 years old) has been serving as the Executive Vice President of Government Relations & Regulatory Affairs of each of THCR, THCR Holdings and Trump AC since June 1996 and of TCS from July 1996 until December 2000. From August 1985 to June 1996, Mr. Fusco practiced law as a partner in various

Atlantic City law firms specializing in New Jersey casino regulatory, commercial and administrative law matters, most recently from January 1994 to June 1996 as a partner in the law firm of Sterns & Weinroth, P.C., located in Atlantic City. Mr. Fusco previously served as Atlantic County Prosecutor, a Gubernatorial appointment, from April 1981 to July 1985 and as Special Counsel for Licensing for the CCC from the inception of that agency in September 1977 to March 1981. Mr. Fusco has been admitted to practice law in the State of New Jersey since 1969.

Wallace B. Askins (72 years old) has been serving as a director of each of THCR and THCR Funding since June 1995. Since December 1997, Mr. Askins as been a director of Trump AC Funding II and Trump AC Funding III. Since April 1996, he has been serving as a director of Trump AC Funding. Since April 1994, Mr. Askins has been serving as a director of Trump AC Holding. Upon consummation of the TCH Note Offering, Mr. Askins became a member of TCH’s and TCF’s Boards of Directors. From June 1984 to November 1992, Mr. Askins served as Executive Vice President, Chief Financial Officer and as a director of Armco, Inc.

Don M. Thomas (72 years old) has been serving as a director of each of THCR and THCR Funding since June 1995. Since December 1997, Mr. Thomas has been serving as a director of each of Trump AC Funding II and Trump AC Funding III. Since April 1996, he has been a director of Trump AC Funding. Since January 1985, Mr. Thomas has been serving as the Senior Vice President of Corporate Affairs of the Pepsi-Cola Bottling Co. of New York. From 1985 through 1987, Mr. Thomas served as a Commissioner and the acting Chairman of the CRDA, and a Commissioner of the CCC from 1980 through 1984 during a portion of which time Mr. Thomas also served as the acting Chairman. Mr. Thomas is an attorney licensed to practice law in New York. Upon consummation of the TCH Note Offering, Mr. Thomas became a member of TCH’s and TCF’s Boards of Directors.

Peter M. Ryan (65 years old) has been serving as a director of each of THCR and THCR Funding since June 1995. He has also been the President of each of The Marlin Group, LLC and The Brookwood Carrington Fund, LLC, real estate financial advisory groups, since January 1995. Prior to that, Mr. Ryan was the Senior Vice President of The Chase Manhattan Bank for more than five years. Upon consummation of the TCH Note Offering, Mr. Ryan became a member of TCH’s and TCF’s Boards of Directors.

Robert J. McGuire (66 years old) has been a director of THCR and THCR Funding since July 2001. Mr. McGuire has been Counsel to the New York law firm of Morvillo, Abramowitz, Grand, Iason & Silberberg, P.C. since 1981. As an Assistant United States Attorney from 1962 through 1966, Mr. McGuire prosecuted cases in the Southern District of New York. In 1969, he established his own law firm of McGuire and Lawler where he worked until his appointment as New York City Police Commissioner. Mr. McGuire served as New York City Police Commissioner from 1978 to 1983. In 1984, Mr. McGuire was elected Chairman and Chief Executive Officer of Pinkerton’s, Inc. where he remained for four years before joining Kroll Associates. Mr. McGuire resigned as President of Kroll Associates in 1997. Mr. McGuire serves on numerous Boards and is the President of the Police Athletic League. Upon consummation of the TCH Note Offering, Mr. McGuire became a member of TCH’s and TCF’s Boards of Directors.

Messrs. Trump, Brown, Pickus, McCarthy and Fusco have executive employment agreements pursuant to which such individuals serve as officers of our company. See “Executive Compensation; Employment Agreements, Termination of Employment and Change-in-Control Arrangements” for a description of certain of agreements.

All of the persons listed above are citizens of the United States and have been qualified or licensed by the CCC.

Management of Trump Plaza

Trump AC is the managing general partner of Plaza Associates, our subsidiary which operates Trump Plaza. Trump Atlantic City Holding, Inc., or Trump AC Holding, is the managing general partner of Trump AC. The Board of Directors of Trump AC Holding consists of Messrs. Trump (Chairman), Askins and Thomas.

Set forth below are the names, ages, positions and offices held with Plaza Associates and a brief summary of the business experience during the past five years of each of the executive officers of Plaza Associates other than those who are also directors or executive officers of THCR.

Matthew A. Harkness (46 years old) has been the Chief Operating Officer of Plaza Associates since January 2001. Mr. Harkness served as Senior Vice President of Marketing at the Trump Taj Mahal throughout 2000. From September 1995 to December 1999, Mr. Harkness served as the Executive Director of Marketing at Trump Marina. Mr. Harkness has served in various Atlantic City casinos in operational and marketing capacities since 1979.

Theresa A. Glebocki (41 years old) has been the Senior Vice President of Finance of Plaza Associates since September 2000. Ms. Glebocki served as the Executive Director of Finance of Plaza Associates and TCS from November 1996 until September 2000, and Financial Controller of Plaza Associates from 1991 until 1996.

All of the persons listed above are citizens of the United States and are licensed by the CCC.

Management of Trump Taj Mahal

Trump AC is the managing general partner of Taj Associates. Trump AC Holding is the managing general partner of Trump AC. The Board of Directors of Trump AC Holding consists of Messrs. Trump (Chairman), Askins and Thomas.

Set forth below are the names, ages, positions and offices held with Taj Associates and a brief summary of the business experience during the past five years of each of the executive officers and certain key employees of Taj Associates other than certain individuals who are also directors or executive officers of THCR.

Mark A. Brown.     See Mr. Brown’s biography above. Ms. Catherine Walker, currently the General Manager of Trump Indiana, has agreed to serve as the Chief Operating Officer of the Trump Taj Mahal. See “Directors and Executive Officers of the Registrant; Management of Trump Indiana.”

Stephen S. Oskiera (44 years old) has been serving as the Senior Vice President of Finance of Taj Associates since January 2000. Mr. Oskiera previously served as the Vice President of Finance of TCS from November 1999 to January 2000 and as Vice President of Finance of Marina Associates from October 1998 until November 1999. Mr. Oskiera served as Executive Director of Finance for both Marina Associates and TCS from October 1995 to October 1998.

All of the persons listed above are citizens of the United States and are licensed by the CCC.

Management of Trump Marina

All decisions affecting the operation of Trump Marina are decided by executive officers and director of TCH. Upon consummation of the Offering TCH Notes, Marina Associates’ Board of Partner Representatives was replaced with TCH’s and TCF’s Boards of Directors. Messrs. Trump, Askins, Thomas, Ryan and McGuire are the current members of TCH’s and TCF’s Board of Directors.

Paul R. Ryan (47 years old) has been serving as the Chief Operating Officer of Marina Associates since October 2002. Mr. Ryan served as the Vice President of Hotel Operations of Marina Associates from

March 1997 to January 2000. From January 2000 to October 2002, Mr. Ryan served in various capacities with Taj Associates, including as the Senior Vice President of Hotel Operations from January 2000 to July 2000 and Executive Vice President of Hotel/Food & Beverage Operations from July 2000 to October 2002.

Daniel M. McFadden (37 years old) has been serving as the Vice President of Finance of Marina Associates since September 2001. Mr. McFadden previously serviced as Director of Finance since joining Marina Associates in November 1998. Prior to joining Marina Associates, Mr. McFadden served Taj Associates and TCS in various financial capacities since December 1989.

All of the persons listed above are citizens of the United States and are licensed by the CCC.

Management of Trump Indiana

Mr. Trump is the sole director of Trump Indiana, Inc. Set forth below are the names, ages, positions and offices held with Trump Indiana, Inc. and a brief account of the business experience during the past five years of each of the directors and executive officers of Trump Indiana, Inc. other than those who are also directors or executive officers of THCR.

Catherine A. Walker (48 years old) has been the General Manager of Trump Indiana, Inc. since August 2000. Ms. Walker has agreed to serve as the Chief Operating Officer of the Trump Taj Mahal. However, she will remain active in the management of Trump Indiana, Inc. during the transition to new management. Ms. Walker will participate in the search for the new General Manager and will assist in acclimating the General Manager with the operations of Trump Indiana, Inc. From March to August 2000, Ms. Walker was the Vice President of Operations and Assistant General Manager of Harrah’s East Chicago. From July 1996 to March 2000, Ms. Walker served as the Vice President and General Manager of Players Lake Charles LLC and Showboat Star Partnership. Prior to 1996, Ms. Walker was on the legal staff of the New Jersey Casino Control Commission for approximately 13 years. During her tenure with the Commission, Ms. Walker provided legal advices on various matters, such as corporate restructuring in financing transactions, internal controls, rules of the games and casino license issues.

Patrick M. Fox (51 years old) has been Director of Finance and Chief Financial Officer of Trump Indiana, Inc. since November 2001. Mr. Fox was previously employed until September 2001 as the Director of Finance at Carlson Group. Prior to that, from October 1996 to February 2001, Mr. Fox served in various positions with Accenture. From July 1975 to October 1996, Mr. Fox served in the Arthur Andersen Worldwide organization in various positions, which included Controller-Andersen Worldwide Services.

All of the persons listed above are citizens of the United States and are licensed by the IGC.

Management of Trump 29 Services

Trump 29 Services is a single member limited liability company managed by THCR Management Holdings, which, in turn, is owned by THCR Holdings. The general partner of THCR Holdings is THCR. The biographies of certain executive officers and directors of THCR are included above.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely upon our review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) of the Exchange Act during our most recent fiscal year and Form 5 and amendments thereto furnished to us with respect to our most recent fiscal year, no director, officer, beneficial owner of more than 10 percent of any class of our equity securities registered pursuant Section 12 of the Exchange Act, or any other persons so required, failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

As stated in the amendments to his Schedule 13D filed with the SEC with respect to our equity securities, Mr. Trump has stated that he may, from time to time, effect open market and privately negotiated purchases of equity and/or debt securities of THCR and/or its subsidiaries.

Code of Ethics

In January 2003, our Board of Directors adopted a Code of Ethics that applies to our executive officers, including, among others, our chief executive officer and senior financial officers. The Code is intended to qualify as a “code of ethics” as defined by the SEC’s Sarbanes-Oxley Act of 2002, and is designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

•	compliance with applicable governmental laws, rules and regulations;

•	prompt internal reporting to an appropriate person and persons identified in the Code of violations of the Code; and

•	accountability for adherence to the Code.

We have filed the Code as an exhibit to this Form 10-K.

Item 11.     Executive Compensation

The following table sets forth information regarding compensation paid to or accrued by our Chief Executive Officer, and any person who served in such or similar capacity during the fiscal year ended December 31, 2002, and our four most highly compensated executive officers whose total annual salary and bonus during the last fiscal year exceeded $100,000 (collectively, the “Named Executive Officers”) for each of the last three completed fiscal years. Compensation accrued during one year and paid in another is recorded under the year of accrual.

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary		Bonus		Securities Underlying Options(1)	All Other Compensation
Donald J. Trump —Chairman of the Board, President and Chief Executive Officer	2002 2001 2000	$ $ $	1,500,000 1,500,000 1,250,000		— — —	500,000 500,000 500,000	$ $ $	3,888,927 2,417,541 2,414,266	(2) (2) (2)

Mark A. Brown —Chief Operating Officer	2002 2001 2000	$ $ $	1,128,608 1,146,462 807,657	$ $	350,000 — 175,036	50,000 — —	$ $ $	5,066 4,500 4,500	(3) (3) (3)

Robert M. Pickus —Exec. VP, Sec’y and General Counsel	2002 2001 2000	$ $ $	381,468 360,175 338,790		$100,000 — —	30,000 — —	$ $ $	4,714 4,500 4,500	(3) (3) (3)

Francis X. McCarthy, Jr. —Exec. VP of Corp. Fin. and Chief Financial Officer	2002 2001 2000	$ $ $	379,917 354,186 333,120		$100,000 — —	30,000 — —	$ $ $	5,500 5,100 4,800	(3) (3) (3)

Joseph A. Fusco —Exec. VP of Gov’t Relations and Regulatory Affairs	2002 2001 2000	$ $ $	386,069 356,700 335,639		$100,000 — —	30,000 — —	$ $ $	5,500 5,100 4,800	(3) (3) (3)

(1)	Options granted under THCR’s 1995 Stock Plan. Options granted in 2002 vest in five equal installments,

one-fifth on the date of grant and on each of the first four anniversary dates of the date of grant. Options granted in 2001 and 2000 vest in three equal installments, one-third on the date of grant and on each of the first two anniversary dates of the date of grant.

(2)	The amounts listed in 2002, 2001 and 2000 include $3.454 million, $2.207 million and $2.306 million, respectively, recorded pursuant to the Castle Services Agreement (as defined herein) in addition to reimbursement of expenses pursuant to the Executive Agreement, as amended, between Mr. Trump and THCR and THCR Holdings. The Castle Services Agreement was terminated in connection with the TCH Note Offering. See “Executive Compensation; Employment Agreements, Termination of Employment and Change-in-Control Arrangements” and “Executive Compensation; Compensation Committee Interlocks and Insider Participation; Castle Services Agreement.”

(3)	Represents vested and unvested contributions made by Plaza Associates, Taj Associates and/or Marina Associates to Trump Plaza Hotel and Casino Retirement Savings Plan, Trump Taj Mahal Retirement Savings Plan, Trump’s Castle Hotel and Casino Retirement Savings Plan and Trump Casino Services Retirement Savings Plan, respectively. Funds accumulated for an employee under these plans consisting of a certain percentage of the employee’s compensation plus the employer matching contributions equaling 50% of the participant’s contributions, are retained until termination of employment, attainment of age 59-1/2 or financial hardship, at which time the employee may withdraw his or her vested funds.

1995 Stock Incentive Plan.    In June 1995, our Board of Directors adopted the Trump Hotels & Casino Resorts, Inc. 1995 Stock Incentive Plan, or the 1995 Stock Plan. Pursuant to the 1995 Stock Plan, directors, employees and consultants of THCR and its subsidiaries and affiliates are eligible to receive awards of various forms of equity-based incentive compensation, including stock options which are intended to qualify as incentive stock options (“ISOs”) under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as stock options not intended to so qualify (“NQSOs”), stock-appreciation rights (“SARs”), stock bonuses, restricted stock awards, performance units and phantom stock, and awards consisting of combinations of such incentives. The 1995 Stock Plan is administered by the Stock Incentive Plan Committee of the Board of Directors of THCR consisting of Messrs. Trump, Askins, Ryan and Thomas (the “Stock Incentive Plan Committee”). Subject to the provisions of the 1995 Stock Plan, the Stock Incentive Plan Committee has sole discretionary authority to interpret the 1995 Stock Plan and to determine the type of awards to grant, when, if and to whom awards are granted, the number of shares covered by each award and the terms and conditions of the award.

In 1996, we obtained stockholder approval to increase the number of shares of our common stock authorized for issuance under the 1995 Stock Plan from one million to four million.

Option Grants in Fiscal 2002.    The following table sets forth certain information with respect to options granted to the Named Executive Officers during the fiscal year ended December 31, 2002:

OPTION GRANTS IN LAST FISCAL YEAR

Name	Number of Securities Underlying Option Granted(1)	Percent of Total Options Granted to Employees in Fiscal Year(2)	Exercise Price	Expiration Date	Grant Date Present Value(3)
Donald J. Trump	500,000	64.1%	$2.75	April 23, 2012	$875,000
Mark A. Brown	50,000	6.4%	$2.75	April 23, 2012	$87,500
Robert M. Pickus	30,000	3.8%	$2.75	April 23, 2012	$52,500
Francis X. McCarthy, Jr.	30,000	3.8%	$2.75	April 23, 2012	$52,500
Joseph A. Fusco	30,000	3.8%	$2.75	April 23, 2012	$52,500

(1)	NQSOs granted on April 24, 2002. Options vest in five equal installments, one-fourth on the date of grant and on the first four anniversary dates of the date of grant.
(2)	Based on a total of 780,000 options granted by our Board of Directors on April 24, 2002.

(3)	Represents a fair value of approximately $1.75 per option, estimated using the Black-Scholes option-pricing model based upon the following weighted average assumptions: risk-free interest rate of 4.6%, expected life of 5 years, volatility of 74% and a dividend yield of 0%.

None of the Named Executive Officers exercised any stock options during the fiscal year ended December 31, 2002. The following table sets forth information concerning the fiscal year-end value of unexercised options provided on an aggregate basis.

FISCAL YEAR OPTION VALUE

Name	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-The-Money Options at Fiscal Year End
	Exercisable	Unexercisable	Exercisable		Unexercisable
Donald J. Trump	1,433,334	566,666	$133,333		$66,667
Mark A. Brown	18,000	40,000	–	(1)	–	(1)
Robert M. Pickus	36,000	24,000	–	(1)	–	(1)
Francis X. McCarthy, Jr.	16,000	24,000	–	(1)	–	(1)
Joseph A. Fusco	26,000	24,000	–	(1)	–	(1)

(1)	The exercise prices of these options exceeded the closing sales price of our common stock on December 31, 2002.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

Donald J. Trump.    Mr. Trump serves as the Chairman of the Board of Directors of THCR pursuant to an executive agreement, dated as of June 12, 1995 (the Executive Agreement), by and among Trump, THCR and THCR Holdings. Pursuant to the Executive Agreement, Trump has agreed to act as President and Chief Executive Officer of THCR and to provide THCR, THCR Holdings and its subsidiaries, from time to time when reasonably requested and on a non-exclusive basis, consulting services relating to marketing, advertising, promotional and other similar related services with respect to the business and operations of THCR, THCR Holdings and its subsidiaries. The Executive Agreement has a three-year rolling term which is automatically extended so that the unexpired term on any date is always three years, until such time during such rolling term that either party gives written notice to the other of its election not to continue extending such term, in which case the term shall end three years from the date on which such notice is given. In consideration for Mr. Trump’s services under the Executive Agreement, Trump is paid $1.5 million per year, plus reimbursement of expenses. On December 28, 1993, Marina Associates (then known as Castle Associates) entered into a services agreement (or the Castle Services Agreement) with Trump Casinos II, Inc., or TCI-II, an entity wholly- owned by Donald J. Trump. Pursuant to the Castle Services Agreement, TCI-II agreed to provide Marina Associates consulting services on a non-exclusive basis. Mr. Trump has caused TCI-II, to agree to an early termination of the Castle Services Agreement under which TCI-II received the payments described as “All Other Compensation” in the Summary Compensation Table upon the consummation of the TCH Note Offering. The Company and Mr. Trump intend to restructure his compensation arrangements in the near future. In connection with any new compensation arrangements that may be entered into with Mr. Trump, it is anticipated that all or a portion of such compensation will be allocated among our operating subsidiaries under the Casino Services Agreement. See “Business; Certain Agreements; Casino Services Agreement.” See “Certain Relationships and Related Party Transactions; Castle Services Agreement.”

Mark A. Brown.    Mr. Brown serves as the President and Chief Executive Officer of Plaza Associates, Taj Associates, Marina Associates and Trump Indiana, Inc. (collectively referred to as the Trump Entities) pursuant to an employment agreement, dated August 2, 2000, or the Brown Employment Agreement, by and among Mr. Brown and Taj Associates. The Brown Employment Agreement, the term of which was effective as of July 1, 2000 and was extended on December 11, 2002 to expire on December 31, 2006, provides for an annual salary of (i) $1.5 million for the 12-month period commencing January 1, 2003; (ii) $1.6 million for the 12-month period commencing January 1, 2004; (iii) $1.7 million for the 12-month period commencing January 1, 2005 and (iv) $1.8 million for the 12-month period commencing January 1, 2006. The Brown

Employment Agreement may be terminated by the Trump Entities for “Cause,” defined in the Brown Employment Agreement as (i) the revocation of Mr. Brown’s casino key employee license, (ii) Mr. Brown’s conviction for certain crimes, (iii) Mr. Brown’s disability or death or (iv) Mr. Brown’s breach of loyalty to the Trump Entities. Upon termination for “Cause,” Mr. Brown is entitled to receive compensation earned as of the date of termination; provided, however, that if Mr. Brown’s employment is terminated due to Mr. Brown’s disability or death, Mr. Brown or his estate, as the case may be, will be entitled to a lump sum severance payment equal to six months’ compensation based on his then current salary. Mr. Brown may terminate the Brown Employment Agreement at any time following a “Change of Control,” effective on the 30th day after such effective notice, and Mr. Brown shall be entitled to receive a lump sum payment for the full amount of unpaid compensation for the full term of the Brown Employment Agreement. “Change of Control” is defined in the Brown Employment Agreement as (i) the acquisition of (x) the Trump Entities or (y) more than thirty-five percent (35%) of our common stock, or equivalent limited partnership interests, by an unrelated party or (ii) the sale or long-term lease of all or substantially all of the assets of Trump Entities. Also, in the event Mr. Brown is transferred to a position located outside of Atlantic City, New Jersey, Mr. Brown shall have the right to terminate the Brown Employment Agreement within seven days of the occurrence of such transfer and shall be entitled to receive a severance payment equal to three months’ compensation based on his then current salary. During the term of the Brown Employment Agreement, Mr. Brown has agreed not to obtain employment for or on behalf of any other casino hotel located in Atlantic City, New Jersey.

Robert M. Pickus.    Mr. Pickus serves as Executive Vice President and General Counsel of THCR, THCR Holdings and Trump AC (collectively, the Trump Companies) pursuant to an employment agreement, dated April 17, 2000, or the Pickus Employment Agreement. The Pickus Employment Agreement, as amended, expires on December 31, 2006 and provides for annual base salary of $400,000, which shall be increased at a rate not less than 5% per annum commencing January 1, 2004, and a discretionary bonus. The Pickus Employment Agreement may be terminated by the Trump Companies for “Cause,” defined in the Pickus Employment Agreement as (i) the revocation of Mr. Pickus’ casino key employee license, (ii) Mr. Pickus’ conviction for certain crimes, (iii) Mr. Pickus’ disability or death or (iv) Mr. Pickus’ breach of his duty to the Trump Companies. Upon termination for “Cause,” Mr. Pickus is entitled to receive compensation accrued yet unpaid as of the date of termination. Mr. Pickus may terminate the Pickus Employment Agreement at any time following a “Change of Control,” effective on the 30th day after such effective notice, and Mr. Pickus shall be entitled to receive a lump sum payment for the full amount of unpaid compensation for the full term of the Pickus Employment Agreement. The Pickus Employment Agreement defines “Change of Control” as (i) the acquisition of (x) the Trump Companies or (y) more than thirty-five percent (35.0%) of our common stock, or equivalent limited partnership interests of THCR Holdings, by an unrelated party or (ii) the sale or long-term lease of all or substantially all of the assets of the Trump Companies. During the term of the Pickus Employment Agreement, Mr. Pickus has agreed to devote his full time, attention and efforts to the Trump Companies, and not to accept employment, either as an employee, consultant or independent contractor, with any other casino hotel located in Atlantic City, New Jersey. Mr. Pickus has also agreed not to consult with or otherwise engage, either directly or indirectly, in any other activities of a business nature for any other person or entity without the Trump Companies’ prior written consent.

Francis X. McCarthy, Jr.    Mr. McCarthy serves as Executive Vice President of Corporate Finance of the Trump Companies pursuant to an employment agreement, dated April 17, 2000, or the McCarthy Employment Agreement. The McCarthy Employment Agreement, as amended, expires on December 31, 2006 and provides for annual base salary of $400,000, which shall be increased at a rate not less than 5% per annum commencing January 1, 2004, and a discretionary bonus. The McCarthy Employment Agreement may be terminated for “Cause,” defined in the McCarthy Employment Agreement as (i) the revocation of Mr. McCarthy’s casino key employee license, (ii) Mr. McCarthy’s conviction for certain crimes, (iii) Mr. McCarthy’s disability or death or (iv) the breach by Mr. McCarthy of his duty to the Trump Companies. Upon termination for “Cause,” Mr. McCarthy is entitled to receive compensation accrued yet unpaid as of the date of termination. Mr. McCarthy may terminate the McCarthy Employment Agreement at any time following a “Change of Control,” effective on the 30th day after such effective notice, and Mr. McCarthy shall be entitled to receive a lump sum payment of the full amount of the unpaid compensation for the full term of the McCarthy Employment Agreement. The McCarthy Employment Agreement defines “Change of Control” as (i) the acquisition of (x) the Trump Companies or (y) more than thirty-five percent (35.0%) of our common stock, or equivalent limited partnership interests of THCR Holdings, by an unrelated party or (ii) the sale or long-term lease of all or substantially all of the assets of the Trump Companies. During the term of the McCarthy Employment Agreement, Mr. McCarthy has agreed to devote his full time, attention and efforts to the Trump Companies, and not to accept employment, either as an employee, consultant or independent contractor, with any other casino hotel located in Atlantic City, New Jersey. Mr. McCarthy has also agreed not to consult with or otherwise engage, either directly or indirectly, in any other activities of a business nature for any other person or entity without the Trump Companies’ prior written consent.

Joseph A. Fusco.    Mr. Fusco serves as Executive Vice President of Government Relations and Regulatory Affairs of the Trump Companies pursuant to an employment agreement, dated April 17, 2000, or the Fusco Employment Agreement. The Fusco Employment Agreement, as amended, expires on December 31, 2006 and provides for annual base salary of $400,000, which shall be increased at a rate not less than 5% per annum commencing January 1, 2004, and a discretionary bonus. The Fusco Employment Agreement may be terminated for “Cause,” defined in the Fusco Employment Agreement as (i) the revocation of Mr. Fusco’s casino key employee license, (ii) Mr. Fusco’s conviction for certain crimes, (iii) Mr. Fusco’s disability or death or (iv) the breach by Mr. Fusco of his duty to the Trump Companies. Upon termination for “Cause,” Mr. Fusco is entitled to receive compensation accrued yet unpaid as of the date of termination. Mr. Fusco may terminate the Fusco Employment Agreement at any time following a “Change of Control,” effective on the 30th day after such notice and Mr. Fusco shall be entitled to receive a lump sum payment of the full amount of the unpaid compensation for the full term of the Fusco Employment Agreement. The Fusco Employment Agreement defines “Change of Control” as (i) the acquisition of (x) the Trump Companies or (y) more than thirty-five percent (35.0%) of our common stock, or equivalent limited partnership interests of THCR Holdings, by an unrelated party or (ii) the sale or long-term lease of all or substantially all of the assets of the Trump Companies. During the term of the Fusco Employment Agreement, Mr. Fusco has agreed to devote his full time, attention and efforts to the Trump Companies, and not to accept employment, either as an employee, consultant or independent contractor, with any other casino hotel located in Atlantic City, New Jersey. Mr. Fusco has also agreed not to consult with or otherwise engage, either directly or indirectly, in any other activities of a business nature for any other person or entity without the Trump Companies’ prior written consent.

Compensation of Directors

Mr. Trump, the Chairman of our Board of Directors, received no remuneration for serving as such during the fiscal year ended December 31, 2002. Members of our Board of Directors who are also employees or consultants of THCR and its affiliates receive no directors’ fees. Non-employee directors are paid an annual stipend of $50,000, plus $2,000 per meeting attended and reasonable out-of-pocket expenses incurred in attending these meetings, provided that directors currently serving on the Board of Directors of Trump AC Funding or Trump AC Holding receive no additional compensation.

Committees of the Board of Directors

Our Board of Directors has the following committees: (i) Executive Committee, (ii) Audit Committee, (iii) Special Committee, (iv) Stock Incentive Plan Committee and (v) Compensation Committee. The Executive Committee consists of Mr. Trump. Both the Audit Committee and the Special Committee consist of Messrs. Askins, Ryan, Thomas and McGuire, each of whom is an “independent director” of THCR, as defined by the rules and regulations promulgated by the NYSE. Each member of our Board of Directors sits on the Board’s Stock Incentive Plan Committee. The Compensation Committee consists of Messrs. Askins and Thomas. The Special Committee was established pursuant to our bylaws and the THCR Holdings Partnership Agreement, and is empowered to vote on any matters which require approval of a majority of the independent directors of THCR, including affiliated transactions. In connection with a settlement agreement, effective on January 23,

2002, in connection with our acquisition of Trump Marina in October 1996, we have covenanted that all proposed transactions involving THCR or THCR Holdings in which Trump has a personal interest valued over $200,000 or any transaction between THCR and any officer or director having a value of at least $200,000 (other than transactions relating to salary or other compensation paid in the ordinary course of business), will be reviewed by the Special Committee, which shall make findings and recommendations to the Board of Directors with respect to such proposed transactions. At all times, the Special Committee is required to be comprised of at least two non-employee directors, one of whom shall be Mr. McGuire or his successor who shall be an independent director, and no employee directors.

Financial Expert

Our Board of Directors has determined that Mr. Askins is a “financial expert” (as defined by Section 407 of the Sarbanes-Oxley Act of 2002). Mr. Askins is an independent director, as that term is defined by the listing requirements of the New York Stock Exchange, and serves on our Board’s Audit Committee, Stock Incentive Plan Committee, Special Committee and Compensation Committee. See “Directors and Executive Officers of the Registrant; Wallace B. Askins.”

Compensation Committee Interlocks and Insider Participation

In general, our executive officers’ compensation is determined by our Board’s Compensation Committee, which currently consists of Messrs. Trump, Askins and Thomas. No officer or employee of THCR, other than Mr. Trump, participated in the Board’s deliberations concerning executive compensation. Mr. Trump did not participate in the Compensations Committee’s deliberations concerning his own compensation under the Trump Executive Agreement. See “Executive Compensation; Employment Agreements, Termination of Employment and Change-in-Control Arrangements; Donald J. Trump.”

During 2002, we and our subsidiaries were involved in several transactions, or series of similar transactions, in which the amount exceeds $60,000 and in which Mr. Trump had or will have a direct or indirect material interest. Below is a brief description of such transactions. See “Certain Relationships and Related Transactions.”

•	Trump Tower Lease. We lease office space in Trump Tower located in New York, New York for general, executive and administrative purposes pursuant to a lease, dated November 1, 1996, as amended, with Trump Tower Commercial, LLC, an entity owned by Donald J. Trump. In 2002, we paid $67,750 under the lease. See “Properties; New York City.”

•	Use of Trump’s Facilities. Beginning in late 1997, the Trump Atlantic City Properties began to utilize certain facilities owned by Trump to entertain high-end customers. Management believes that the ability to utilize these facilities enhances THCR’s revenues. In 2002, we paid an aggregate amount of $826,000 in consideration for the use of these facilities.

•	Castle Services Agreement. Pursuant to a services agreement, dated December 28, 1993, or the Castle Services Agreement, between Marina Associates and Trump Casinos II, Inc., or TCI-II, an entity wholly-owned by Mr. Trump, Mr. Trump provides consulting services to Marina Associates. In consideration for such services, Marina Associates pays TCI–II certain fees in those years in which EBITDA exceeds prescribed amounts. In 2002, Marina Associates paid TCI-II $3,454,000 under the Castle Services Agreement. In connection with the TCH Note Offering, Mr. Trump agreed to terminate the Castle Services Agreement; provided, however, that any incentive compensation earned under the Castle Services Agreement in respect of 2002 but payable thereafter shall remain payable. The Company and Mr. Trump intend to restructure his compensation arrangements in the near future. In connection with any new compensation arrangements that may be entered into with Mr. Trump, it is anticipated that all or a portion of such compensation will be allocated among our operating subsidiaries under the Casino Services Agreement. See “Business; Certain Agreements; Casino Services Agreement.” See “Executive Compensation; Employment Agreements, Termination of Employment and Change-in-Control Arrangements; Donald J. Trump.”

•

Trademark License Agreement.    Subject to certain restrictions, we have the exclusive world-wide right to use the “Trump” name and Mr. Trump’s likeness in connection with gaming and related activities pursuant to a trademark license agreement, dated June 12, 1995, and the amendments thereto, between

Mr. Trump, as licensor, and THCR, as licensee. In 2002, no money was paid to Mr. Trump under the trademark license agreement. Under the trademark license agreement, THCR and Mr. Trump have agreed to indemnify each other against any damages, liability, costs, claims, fees, obligations or expenses, including reasonable attorney’s fees and expenses incurred in defense of any action under the trademark license agreement, provided, however, that the obligation to indemnify and hold the other party harmless shall not include any losses arising out of gross negligence, bad faith or willful misconduct of the other party.

•	Purchase of THCR Holdings Senior Notes from Mr. Trump. Included in the $96.9 principal amount (including call premium) of THCR Holdings Senior Notes redeemed or acquired by THCR Holdings with the net proceeds of the TCH Note Offering, $1.7 million principal amount were held by Mr. Trump. THCR Holdings also acquired an additional $15.0 million principal amount of THCR Holdings Senior Notes on the closing date of the TCH Note Offering in a private transaction with Donald J. Trump. The purchase price for the $16.7 aggregate principal amount of THCR Holdings Senior Notes acquired from Mr. Trump consisted of 1,500 shares of Series A Preferred Stock of THCR valued at $15.0 million, plus a cash amount equal to $1.7 million, plus the applicable redemption premium of 2.583% (approximately $432,000) and accrued interest of approximately $0.7 million on the entire $16.7 million of THCR Holdings Senior Notes sold by Mr. Trump to THCR. The Series A Preferred Stock of THCR may in the future be exchanged by Mr. Trump for an aggregate of 7,894,737 shares of common stock of THCR. The Series A Preferred Stock (which is newly designated) does not pay or accrue any dividend and has a liquidation preference aggregating $15.0 million. The Series A Preferred Stock may not be exchanged for common stock by Mr. Trump until such time as the stockholders of THCR approve such issuance. See “Business; Recent Events; TCH Note Offering” and “Certain Relationships and Related Transactions; Purchase of THCR Holdings Senior Notes from Mr. Trump.”

•	Second Priority Mortgage Notes. In connection with the TCH Note Offering, Donald J. Trump, or one of his affiliates, purchased, in a concurrent private offering, $15.0 million aggregate principal amount of additional Second Priority Mortgage Notes at the same purchase price at which the initial purchasers purchased the Second Priority Mortgage Notes. A portion of the funds required by Mr. Trump to purchase such Second Priority Mortgages Notes was obtained through a loan with an affiliate of UBS Warburg LLC, one of the initial purchasers of the TCH Notes.

•	Riviera Holdings Corporation. On July 1, 2002, consistent with the Contribution Agreement, dated June 12, 1995, between Mr. Trump and THCR Holdings, Mr. Trump purchased 350,000 shares of common stock of Riviera Holdings Corporation. On July 10, 2002, Mr. Trump granted THCR Holdings, at no cost, an option to purchase his 350,000 shares of Riviera’s common stock until December 31, 2003 at an exercise price equal to the greater of (i) Mr. Trump’s cost of acquiring the shares ($2,275,000 plus incurred brokerage fees and commissions) and (ii) the fair market value of the shares based upon the 20 trading day average closing price of Riviera’s common stock as reported on the American Stock Exchange preceding the exercise of the option.

On December 26, 2002, Mr. Trump purchased an additional 8,000 shares of Riviera’s common stock for an aggregate purchase price of $37,970.40, net of brokerage commissions. Mr. Trump granted, at no cost, THCR Holdings an option to purchase the 8,000 shares on the same terms as the original option.

Other Relationships.    The SEC requires registrants to describe any relationships that existed during the last completed fiscal year in which a registrant’s executive officers served on either the compensation committee (or a committee performing similar functions) or board of directors of another entity, one of whose executive officers served on either the compensation committee (or a committee performing similar functions) or board of directors of the registrant. Donald J. Trump, Robert M. Pickus and John P. Burke are executive officers of THCR and Messrs. Pickus and Burke served on Marina Associates’ Board of Partner Representatives and Trump Marina, Inc.’s Board of Directors prior to the consummation of the TCH Note Offering. Messrs. Trump, Pickus and Burke are also executive officers of THCR, THCR Holdings and its subsidiaries. Mr. Trump is the Chairman of THCR’s Board of Directors and of each of its subsidiaries. Mr. Pickus serves on the Boards of Directors of several of THCR’s subsidiaries. We believe that such relationships have not affected the compensation decisions made by Marina Associates’ Board of Partner Representatives in the last fiscal year. Messrs. Pickus and Burke are compensated for their services through the Casino Services Agreement. See “Business; Certain Agreements; Casino Services Agreement.” Mr. Trump is compensated pursuant to the Amended and Restated Trump Executive Agreement. See “Executive Compensation; Employment Agreements, Termination of Employment and Change-in-Control Arrangements; Donald J. Trump.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth the beneficial ownership of our voting securities by the Named Executive Officers, our directors and owners of more than five percent of any class of our voting securities (based on their SEC reports), and all of our executive officers and directors as a group (without naming them). Pursuant to Rule 13d-3 under the Exchange Act, shares of common stock which are issuable upon the exercise of options currently exercisable or exercisable within 60 days are deemed beneficially owned and outstanding for purposes of computing the percentage of outstanding common stock owned by that person but are not deemed to be outstanding for purposes of computing the ownership percentage of any other person.

	Common Stock			Class B Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Percent of Class(2)	Number of Shares Beneficially Owned	Percent of Class(3)
Donald J. Trump	17,518,207	(4)	46.76%	1,000	100%
Mark A. Brown	31,000	(5)	*	—	—
Robert M. Pickus	44,000	(6)	*	—	—
Francis X. McCarthy, Jr.	24,761	(7)	*	—	—
Joseph A. Fusco	32,000	(8)	*	—	—
Wallace B. Askins	14,500	(9)	*	—	—
Don M. Thomas	7,000	(10)	*	—	—
Peter M. Ryan	24,500	(11)	*	—	—
Robert J. McGuire	2,000	(12)	*	—	—
Executive Officers and Directors (as a group and without naming them) (10 persons)	17,742,616	(13)	47.14%	1,000	100%

*	Represents less than one percent.
(1)	The address of each beneficial owner is c/o Trump Hotels & Casino Resorts, Inc., 1000 Boardwalk, Atlantic City, New Jersey 08401.
(2)	Based on 22,010,027 shares of our common stock issued and outstanding as of March 19, 2003.
(3)	Based on 1,000 shares of our class B common stock issued and outstanding as of March 19, 2003.
(4)	Includes (i) 500,000 shares issuable upon the exercise of an option at a purchase price $4.625 per share, (ii) 500,000 shares issuable upon the exercise of an option at a purchase price of $2.625 per share, (iii) 333,334 shares issuable upon the exercise of an option at a purchase price of $2.20 per share, (iv) 200,000 shares issuable upon the exercise of an option at a purchase price of $2.75 and (v) 13,918,723 shares issuable upon the conversion of limited partnership interests in THCR Holdings. Mr. Trump has stated in the amendments to his Schedule 13D filed with the SEC that he may effect, from time to time, open market and privately negotiated purchases of equity and/or debt securities of THCR and/or its subsidiaries. Excludes shares of common stock issuable upon the exchange of Series A Preferred Stock. See “Business; Recent Events.”
(5)	Includes (i) 8,000 shares issuable upon the exercise of an option at an exercise price of $4.625 per share and (ii) 20,000 shares issuable upon the exercise of an option at a purchase price of $2.75 per share.
(6)	Includes (i) 30,000 shares issuable upon the exercise of an option at a purchase price of $4.625 per share and (ii) 12,000 shares issuable upon the exercise of an option at a purchase price of $2.75 per share.
(7)	Includes (i) 10,000 shares issuable upon the exercise of an option at a purchase price of $4.625 per share and (ii) 12,000 shares issuable upon the exercise of an option at a purchase price of $2.75 per share.

(8)	Includes (i) 20,000 shares issuable upon the exercise of an option at a purchase price of $4.625 per share and (ii) 12,000 shares issuable upon the exercise of an option at a purchase price of $2.75 per share.
(9)	Includes (i) 2,500 shares issuable upon the exercise of an option at a purchase price of $4.625 per share and (ii) 2,000 shares issuable upon the exercise of an option at a purchase price of $2.75 per share.
(10)	Includes (i) 2,500 shares of issuable upon the exercise of an option at a purchase price of $4.625 per share and (ii) 2,000 shares issuable upon the exercise of an option at a purchase price of $2.75 per share.
(11)	Includes (i) 2,500 shares issuable upon the exercise of an option at a purchase price of $4.625 per share and (ii) 2,000 shares issuable upon the exercise of an option at a purchase price of $2.75 per share.

(12)	Includes (i) 2,000 shares issuable upon the exercise of an option at a purchase price of $2.75 per share.
(13)	Includes (i) 1,712,834 shares issuable upon the exercise of options and (ii) 13,918,723 shares issuable upon the conversion of limited partnership interests of THCR Holdings.

Changes in Control

The equity in, and substantially all of the assets of, the Trump Taj Mahal and Trump Plaza are pledged as collateral under the indenture governing the TAC Notes. An uncured default under the indenture could cause a change of control of Trump Taj Mahal and Trump Plaza.

The equity in, and substantially all of the assets of, Trump Marina and Trump Indiana and the fees payable to Trump 29 Services under the management agreement with the Tribe are pledged as collateral under the indentures governing the TCH Notes that were recently issued. An uncured default under the indentures could cause a change of control of Trump Marina and Trump Indiana as well as Trump 29 Services losing the management fees payable under the management agreement with the Tribe.

Securities Authorized for Issuance Under Equity Compensation Plans

From time to time, we issue stock options to our executive officers, directors and employees pursuant to our 1995 Stock Incentive Plan. The 1995 Stock Incentive Plan was approved by our stockholders in 1995 and amended in 1996 to increase the number of shares issuable thereunder to four million. See “Executive Compensation; 1995 Stock Incentive Plan” for a further discussion.

The following table sets forth information at the end of the most recently completed fiscal year regarding compensation plans under which equity securities of THCR are authorized for issuance:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation (excluding securities reflected in column)
Equity compensation plans approved by security holders	2,464,500	$3.16	1,535,500
Equity compensation plans not approved by security holders	0	—	0

Total	2,464,500	$3.16	1,535,500

(1)	Options granted under our 1995 Stock Incentive Plan. See “Executive Compensation; 1995 Stock Incentive Plan.”

Item 13.    Certain Relationships and Related Transactions

Affiliated party transactions are governed the Delaware General Corporation Law, a settlement agreement pertaining to our acquisition of Trump Marina in 1996 and by the indentures under which the TAC Notes and the

TCH Notes were issued. See “Executive Compensation; Committees of the Board of Directors.” Generally, affiliated party transactions are required to be on terms as favorable as they would be with unaffiliated parties, and require the approval of a majority of our independent directors, Messrs. Wallace B. Askins, Don M. Thomas, Peter M. Ryan and Robert J. McGuire.

Described below are brief descriptions of transactions, or series of similar transactions, since the beginning of our last fiscal year, or any currently proposed transaction or similar transactions, to which we (or any of our subsidiaries) were or are to be a party, in which the amount exceeds $60,000 and in which any of our directors, executive officers, security holders who beneficially own more than five percent of our voting securities, and any member of the immediate family of any of the foregoing persons, had, or will have, a direct or indirect material interest:

•	Trump Tower Lease. We lease office space in Trump Tower located in New York, New York for general, executive and administrative purposes pursuant to a lease, dated November 1, 1996, as amended, with Trump Tower Commercial, LLC, an entity owned by Donald J. Trump. The lease expires on August 31, 2010. The annual rent, payable in equal monthly installments, during the three-year period from September 1, 2000 to August 31, 2003 is $64,655. The annual rent for the subsequent three year period is $68,459. The annual rent for during the last four-year period is $72,262. According to the lease, we are also obligated to pay imposed property taxes and porters wage escalation increases. During the year ended December 31, 2002, we incurred and paid $3,095 in property taxes and wage escalation increases. See “Properties; New York City.”

•	Use of Trump’s Facilities. Beginning in late 1997, the Trump Atlantic City Properties began to utilize certain facilities owned by Trump to entertain high-end customers. Management believes that the ability to utilize these facilities enhances THCR’s revenues. During the fiscal year ended December 31, 2002, THCR incurred approximately $0.8 million in customer and management costs associated with utilizing these facilities. In exchange for having Trump’s personal airplane available to customers of the Trump Atlantic City Properties, THCR incurred pilot costs of approximately $0.3 million for the fiscal year ended December 31, 2002.

•	Castle Services Agreement. On December 28, 1993, Marina Associates (then known as Trump’s Castle Associates, L.P.) entered into a services agreement, or the Castle Services Agreement, with Trump Casinos II, Inc., or TCI-II, an entity wholly-owned by Mr. Trump. Pursuant to the Castle Services Agreement, TCI-II agreed to provide Marina Associates consulting services on a non-exclusive basis, relating to marketing, advertising, promotion and other services regarding the business and operations of Marina Associates, in exchange for certain fees to be paid in those years in which EBITDA exceeds prescribed amounts, as discussed below. For purposes of calculating the fees pursuant to the Castle Services Agreement, EBITDA represents income from operations before depreciation, amortization, refinancing costs and the non-cash write-downs of CRDA investments.

Under the Castle Services Agreement, the Partnership was required to pay TCI-II an annual fee of $1.5 million for each year in which EBITDA exceeded $50 million. If EBITDA in any fiscal year did not exceed such amount, no annual fee was due. In addition to the annual fee, TCI-II was entitled to receive an incentive fee in an amount equal to 10% of EBITDA in excess of $45 million for such fiscal year. Pursuant to the Castle Services Agreement, Mr. Trump earned approximately $2.3 million, $2.2 million and $3.5 million, based on Marina Associates’ EBITDA for the years ended December 31, 2000, 2002 and 2002, respectively. In connection with the TCH Note Offering, Mr. Trump has agreed to terminate the Castle Services Agreement. See “Executive Compensation; Employment Agreements, Termination of Employment and Change-in-Control Arrangements; Donald J. Trump.”

•

Trademark License Agreement.    Subject to certain restrictions, we have the exclusive world-wide right to use the “Trump” name and Mr. Trump’s likeness in connection with gaming and related activities pursuant to a trademark license agreement, dated June 12, 1995, and the amendments thereto, between Mr. Trump, as licensor, and THCR, as licensee. Pursuant to the license agreement, we are permitted to use the names “Trump,” “Donald J. Trump” and variations thereof, otherwise collectively referred to as the Trump Names, and related intellectual property rights, in connection with casino and gaming activities and related services and products. We, in turn, allow our subsidiaries to use the Trump Names under various parol licenses which do not create enforceable licenses. The license agreement, however, does not restrict Mr. Trump’s right to use or further license the Trump Names in connection with services and products other than casino services and related products. Under the trademark license agreement, THCR and Mr. Trump have agreed to indemnify each other against any damages, liability, costs, claims, fees, obligations or expenses, including reasonable attorney’s fees and expenses incurred in defense of any action under the trademark license agreement, provided, however, that the obligation to indemnify and hold the other party harmless shall not include any losses arising out of gross negligence, bad faith or willful misconduct of the other party. See “Business; Certain Agreements; Trademark License Agreement.”

•	Purchase of THCR Holdings Senior Notes from Mr. Trump. The net proceeds of the TCH Note Offering were used to acquire, redeem or repay certain of our subsidiaries’ debt, including, $96.9 million aggregate principal amount (including call premium) of THCR Holdings Senior Notes, $1.7 million of which was held by Mr. Trump. THCR Holdings also acquired an additional $15.0 million principal amount of THCR Holdings Senior Notes on the closing date of the TCH Note Offering in a private transaction with Donald J. Trump. The purchase price for the $16.7 aggregate principal amount of THCR Holdings Senior Notes acquired from Mr. Trump consisted of 1,500 shares of Series A Preferred Stock of THCR valued at $15.0 million, plus a cash amount equal to $1.7 million, plus the applicable redemption premium of 2.583% (approximately $432,000) and accrued interest of approximately $0.7 million on the entire $16.7 million of THCR Holdings Senior Notes purchased from Mr. Trump. The Series A Preferred Stock of THCR may in the future be exchanged by Mr. Trump for an aggregate of 7,894,737 shares of common stock of THCR. The Series A Preferred Stock (which is newly designated) does not pay or accrue any dividend and has a liquidation preference aggregating $15.0 million. The Series A Preferred Stock may not be exchanged for common stock until such time as the stockholders of THCR approve such issuance. See “Business; Recent Events; TCH Note Offering.”

•	Second Priority Mortgage Notes. In connection with the TCH Note Offering, Donald J. Trump, purchased, in a concurrent private offering, $15.0 million aggregate principal amount of additional Second Priority Mortgage Notes at the same purchase price at which the initial purchasers purchased the Second Priority Mortgage Notes. A portion of the funds required by Mr. Trump to purchase such Second Priority Mortgages Notes was obtained through a loan with an affiliate of UBS Warburg LLC, one of the initial purchasers of the TCH Notes.

•	Riviera Holdings Corporation. On July 1, 2002, consistent with the Contribution Agreement, dated June 12, 1995, between Mr. Trump and THCR Holdings. Mr. Trump purchased, for his own account, 350,000 shares of common stock of Riviera Holdings Corporation, a Nevada corporation which through its wholly-owned subsidiaries owns and operates the Riviera Hotel & Casino located in Las Vegas, Nevada and Riviera Black Hawk Casino located in Black Hawk, Colorado. The source of the funds was Mr. Trump’s personal resources. On July 10, 2002, Mr. Trump granted THCR Holdings, at no cost, an option to purchase his 350,000 shares of Riviera’s common stock until December 31, 2003 at an exercise price equal to the greater of (i) Mr. Trump’s cost of acquiring the shares ($2,275,000 plus incurred brokerage fees and commissions) and (ii) the fair market value of the shares based upon the 20 trading day average closing price of Riviera’s common stock as reported on the American Stock Exchange preceding the exercise of the option.

On December 26, 2002, Mr. Trump purchased an additional 8,000 shares of Riviera’s common stock for an aggregate purchase price of $37,970, net of brokerage commissions. The source of the funds was Mr. Trump’s personal resources. Also on December 26, 2002, Mr. Trump granted, at no cost, THCR Holdings an option to purchase the 8,000 shares on the same terms as the original option.

THCR Holdings and THCR, by virtue of being the general partner of THCR Holdings, may be deemed to beneficially own the Riviera shares underlying the options granted by Trump to THCR Holdings. On July 10, 2002, Mr. Trump and THCR Holdings jointly filed a Schedule 13D with the SEC regarding

Mr. Trump’s initial purchase of the Riviera shares and his option grant to THCR Holdings. On December 27, 2002, Mr. Trump, THCR Holdings and THCR jointly filed an amendment to the original Schedule 13D with the SEC regarding Mr. Trump’s additional purchase of Riviera shares and option grant to THCR Holdings. Also on December 27, 2002, Mr. Trump, THCR Holdings and THCR each filed a Form 3 with the SEC, therein reflecting their beneficial ownership of the Riviera shares.

Mr. Trump timely filed the required filings with the Colorado Gaming Commission regarding his acquisition of the Riviera shares. Also, Mr. Trump, THCR, THCR Holdings and certain executive officers of THCR timely filed the required filings with the Nevada Gaming Commission regarding the Riviera shares and options. As stated in his originally filed Schedule 13D and the amendment thereto, Mr. Trump acquired the Riviera shares for investment purposes only.

•	Indemnification Agreements. In connection with our acquisition of the Trump Taj Mahal in 1996, Trump AC agreed to indemnify Messrs. Pickus and Burke, the former officers and directors of our subsidiaries, THCR Holding Corp. and THCR/LP (the “Taj Indemnified Parties”). In addition, THCR agreed, and agreed to cause THCR Holding Corp. and THCR/LP to agree, that until April 17, 2002, unless otherwise required by law, the certificates of incorporation and bylaws of THCR Holding Corp. and THCR/LP shall not be amended, repealed or modified to reduce or limit the rights of indemnity afforded to the former directors, officers and employees of THCR Holding Corp. and THCR/LP or the ability of THCR Holding Corp. or THCR/LP to indemnify such persons, nor to hinder, delay or make more difficult the exercise of such rights of indemnity or the ability to indemnify. In addition, Trump AC also agreed to purchase and maintain in effect, until April 17, 2002, directors’ and officers’ liability insurance policies covering the Taj Indemnified Parties.

Item 14.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.    Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in Internal Controls.    There were no specific changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements. See page F-1 following the certificates for Trump Hotels & Casino Resorts Funding, Inc.

(b)	Reports on Form 8-K.

We filed a Current Report on Form 8-K with the SEC on October 25, 2002 regarding our earnings press release for the quarter ended September 30, 2002 issued on October 24, 2002.

(c)	Exhibits.

Exhibit No.	Description of Exhibit	Incorporated by Reference
3.1	Trump Hotels & Casino Resorts, Inc.’s amended and restated certificate of incorporation	Filed as Exhibit 3.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1995

3.2	Trump Hotels & Casino Resorts, Inc.’s amended and restated bylaws	Filed as Exhibit 3.2 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1995

3.3	Amendment to Trump Hotels & Casino Resorts, Inc.’s amended and restated certificate of incorporation	Filed as Exhibit 3.1.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

4.1	Form of Trump Hotels & Casino Resorts, Inc.’s common stock	Filed as Exhibit 4.25 to the Registrants’ Registration Statement on Form S-1 (File No.: 33-80784)

10.1	Indenture, dated April 17, 1996, governing Trump Atlantic City Associates’ and Trump Atlantic City Funding, Inc.’s 11.25% Mortgage Notes due 2006	Filed as Exhibit 10.26.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1996

10.2	Certificate of 11.25% Mortgage Note due 2006	Filed as Exhibit 10.27.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1996

10.3	Indenture of Mortgage and Security Agreement, dated April 17, 1996, between Trump Taj Mahal Associates and U.S. Bank, N.A.	Filed as Exhibit 10.28.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1996

10.4	Indenture of Mortgage and Security Agreement, dated April 17, 1996, between Trump Plaza Associates and U.S. Bank, N.A.	Filed as Exhibit 10.28.2 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1996

10.5	Assignment of Leases and Rents, dated April 17, 1996, between Trump Taj Mahal Associates and U.S. Bank, N.A.	Filed as Exhibit 10.29.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1996

10.6	Assignment of Leases and Rents, dated April 17, 1996, between Trump Plaza Associates and U.S. Bank, N.A.	Filed as Exhibit 10.29.2 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1996

10.7	Collateral Agency Agreement, dated April 17, 1996, among U.S. Bank, N.A., Trump Atlantic City Associates, Trump Atlantic City Funding, Inc. and the guarantors of the first mortgage notes	Filed as Exhibit 10.30.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1996

Exhibit No.	Description of Exhibit	Incorporated by Reference

10.8	Indenture, dated as of December 10, 1997, governing Trump Atlantic City Associates’ and Trump Atlantic City Funding II, Inc.’s 11.25% Mortgage Notes due 2006	Filed as Exhibit 4.31 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (File No.: 333-43979)

10.9	Registration Rights Agreement, dated December 10, 1997, regarding Trump Atlantic City Associates’ and Trump Atlantic City Funding II, Inc.’s 11.25% Mortgage Notes due 2006	Filed as Exhibit 4.32 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (File No.: 333-43979)

10.10	Indenture, dated December 10, 1997, governing Trump Atlantic City Associates’ and Trump Atlantic City Funding III, Inc.’s 11.25% Mortgage Notes due 2006	Filed as Exhibit 4.33 to Trump Atlantic City Associates’ Annual Report on Form 10-K for the year ended December 31, 1997

10.11	Registration Rights Agreement, dated December 10, 1997, regarding Trump Atlantic City Associates’ and Trump Atlantic City Funding III, Inc.’s 11.25% Mortgage Notes due 2006	Filed as Exhibit 4.34 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (File No.: 333-43975)

10.12	Indenture of Mortgage and Security Agreement, dated December 10, 1997, by Trump Plaza Associates, as mortgagor, and U.S. Bank, N.A., as mortgagee	Filed as Exhibit 4.35 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (File No.: 333-43979)

10.13	Indenture of Mortgage and Security Agreement, dated December 10, 1997, between Trump Taj Mahal Associates and U.S. Bank, N.A.	Filed as Exhibit 4.36 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (File No.: 333-43979)

10.14	Assignment of Leases and Rents, dated December 10, 1997, by Trump Plaza Associates, as assignor, and U.S. Bank, N.A., as assignee	Filed as Exhibit 4.37 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (File No.: 333-43979)

10.15	Assignment of Leases and Rents, dated December 10, 1997, between Trump Taj Mahal Associates, as assignor, and U.S. Bank, N.A., as assignee	Filed as Exhibit 4.37 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (File No.: 333-43979)

10.16	1995 Stock Incentive Plan	Filed as Exhibit 10.47 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1995

10.17	Amendment to 1995 Stock Incentive Plan	Filed as Exhibit 10.47.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1996

10.18	Trump Hotels & Casino Resorts Holdings, L.P.’s Third Amended and Restated Limited Partnership Agreement	Filed as Exhibit 10.51.2 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

Exhibit No.	Description of Exhibit	Incorporated by Reference

10.19

Second Amended and Restated Exchange and Registration Rights Agreement, dated October 7, 1996, among Donald J. Trump, Trump Casinos, Inc., Trump Casinos II, Inc. and Trump Hotels & Casino Resorts, Inc., Donald J. Trump and Trump Casinos, Inc.

Filed as Exhibit 10.52.2 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

10.20	Contribution Agreement, dated June 12, 1995, between Trump Hotels & Casino Resorts Holdings, L.P. and Donald J. Trump	Filed as Exhibit 10.53 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1995

10.21	Trademark License Agreement, dated June 12, 1995, between Donald J. Trump and Trump Hotels & Casino Resorts, Inc.	Filed as Exhibit 10.54 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1995

10.22	Amendment, dated April 17, 1995, to the Trademark License Agreement, dated June 12, 1995, between Donald J. Trump and Trump Hotels & Casino Resorts, Inc.	Filed as Exhibit 10.54.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1996

10.23	Trademark Security Agreement, dated June 12, 1995, between Donald J. Trump and Trump Hotels & Casino Resorts, Inc.	Filed as Exhibit 10.55 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1995

10.24	Amendment, dated April 17, 1995, to Trademark Security Agreement, dated June 12, 1995, between Donald J. Trump and Trump Hotels & Casino Resorts, Inc.	Filed as Exhibit 10.55.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1996

10.25	First Amended and Restated Operating Agreement, dated October 31, 1995, of Buffington Harbor Riverboat, LLC between Trump Indiana, Inc. and Barden-Davis Casinos, LLC	Filed as Exhibit 10.59 to the Registrants’ Registration Statement on Form S-4 (File No.: 333-00153)

10.26	Third Amended and Restated Partnership Agreement of Trump Plaza Associates	Filed as Exhibit 10.63 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1996

10.27	Amended and Restated Partnership Agreement of Trump Atlantic City Associates	Filed as Exhibit 10.64 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1996

10.28	Amended and Restated Casino Services Agreement, dated October 23, 1996, among Trump Plaza Associates, Trump Taj Mahal Associates, Trump’s Castle Associates, L.P. and Trump Casino Services, LLC	Filed as Exhibit 10.65.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

10.29	Third Amended and Restated Partnership Agreement, dated October 7, 1996, of Trump’s Castle Associates, L.P.	Filed as Exhibit 10.67.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

Exhibit No.	Description of Exhibit	Incorporated by Reference

10.30.1	Executive Agreement, dated June 12, 1995, by and between Donald J. Trump, Trump Hotels & Casino Resorts, Inc. and Trump Hotels & Casino Resorts Holdings, L.P.	Filed as Exhibit 10.46 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1995

10.30.2	Amendment, dated May 16, 1996, to Donald J. Trump’s Executive Agreement, dated June 12, 1995	Filed as Exhibit 10.46.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1996

10.30.3	Second Amendment, dated October 2000, to Donald J. Trump’s Executive Agreement, dated June 12, 1995	Filed as Exhibit 10.46.3 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2000

10.31	Second Amendment, dated August 4, 2000, to Mark A. Brown’s Employment Agreement, dated March 6, 1998	Filed as Exhibit 10.72 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2000

10.32	Third Amendment, dated December 11, 2002, to Mark A. Brown’s Employment Agreement, dated March 6, 1998	—

10.33	Employment Agreement, dated April 17, 2000, of Robert M. Pickus	Filed as Exhibit 10.73 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2000

10.34	Amendment, dated January 9, 2003, to Robert M. Pickus’ Employment Agreement, dated April 17, 2000	—

10.35	Employment Agreement, dated April 17, 2000, of Francis X. McCarthy, Jr.	Filed as Exhibit 10.74 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2000

10.36	Amendment, dated January 9, 2003, to Francis X. McCarthy, Jr.’s Employment Agreement, dated April 17, 2000	—

10.37	Employment Agreement, dated April 17, 2000, of Joseph A. Fusco	Filed as Exhibit 10.75 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2000

10.38	Amendment, dated January 9, 2003, to Joseph A. Fusco’s Employment Agreement, dated April 17, 2000	—

10.39	Parking Lease, dated June 19, 2001, between Buffington Harbor Parking Associates, LLC and Trump Indiana, Inc.	Filed as Exhibit 10.79 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2001

10.40	Subordination Agreement, dated October 17, 2001, by THCR Management Services, LLC in favor of certain lenders	Filed as Exhibit 10.84 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2001

21.1	List of Subsidiaries of Trump Hotels & Casino Resorts, Inc.	Filed as Exhibit 21 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2001

Exhibit No.	Description of Exhibit	Incorporated by Reference

99.1	Certification of the Chief Executive Officer of Trump Hotels & Casino Resorts, Inc. Section 906 of the Sarbanes-Oxley Act of 2002	—

99.2	Certification of the Chief Financial Officer of Trump Hotels & Casino Resorts, Inc. Section 906 of the Sarbanes-Oxley Act of 2002	—

99.3	Code of Ethics of Trump Hotels & Casino Resorts, Inc. and Subsidiaries	—

*	Management contract or compensatory plan or arrangement.

(d)	Financial Statement Schedules. See “Financial Statements and Supplementary Data; Index to Financial Statements and Financial Statement Schedules” for a list of the financial statement schedules included in this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

TRUMP HOTELS & CASINO RESORTS, INC.

By:	/s/ DONALD J. TRUMP
Donald J. Trump
Chairman of the Board, President and Chief Executive Officer

Date: March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DONALD J. TRUMP Donald J. Trump	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 31, 2003

/s/ FRANCIS X. MCCARTHY, JR. Francis X. McCarthy, Jr.	Executive Vice President of Corporate Finance and Chief Financial Officer (principal financial officer)	March 31, 2003

/S/ WALLACE B. ASKINS Wallace B. Askins	Director	March 31, 2003

/S/ DON M. THOMAS Don M. Thomas	Director	March 31, 2003

/S/ PETER M. RYAN Peter M. Ryan	Director	March 31, 2003

/S/ ROBERT J. MCGUIRE Robert J. McGuire	Director	March 31, 2003

CERTIFICATION

I, DONALD J. TRUMP, certify that:

1.	I have reviewed this annual report on Form 10-K of Trump Hotels & Casino Resorts, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

/s/ DONALD J. TRUMP
Donald J. Trump Chief Executive Officer and President of Trump Hotels & Casino Resorts, Inc.

CERTIFICATION

I, FRANCIS X. MCCARTHY, JR., certify that:

1.	I have reviewed this annual report on Form 10-K of Trump Hotels & Casino Resorts, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrants’ other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

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
Donald J. Trump Chairman of the Board, President and Chief Executive Officer

Date: March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DONALD J. TRUMP Donald J. Trump	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 31, 2003

/s/ FRANCIS X. MCCARTHY, JR. Francis X. McCarthy, Jr.	Executive Vice President of Corporate Finance and Chief Financial Officer (principal financial officer)	March 31, 2003

/S/ WALLACE B. ASKINS Wallace B. Askins	Director	March 31, 2003

/S/ DON M. THOMAS Don M. Thomas	Director	March 31, 2003

/S/ PETER M. RYAN Peter M. Ryan	Director	March 31, 2003

/S/ ROBERT J. MCGUIRE Robert J. McGuire	Director	March 31, 2003

CERTIFICATION

I, DONALD J. TRUMP, certify that:

1.	I have reviewed this annual report on Form 10-K of Trump Hotels & Casino Resorts Holdings, L.P.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 31, 2003

/s/ DONALD J. TRUMP
Donald J. Trump Chief Executive Officer and President of Trump Hotels & Casino Resorts, Inc., the general partner of Trump Hotels & Casino Resorts Holdings, L.P.

CERTIFICATION

I, FRANCIS X. MCCARTHY, JR., certify that:

1.	I have reviewed this annual report on Form 10-K of Trump Hotels & Casino Resorts Holdings, L.P.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrants’ other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 31, 2003

/s/ FRANCIS X. MCCARTHY, JR.
Francis X. McCarthy, Jr. Executive Vice President of Finance and Chief Financial Officer of Trump Hotels & Casino Resorts, Inc., the general partner of Trump Hotels & Casino Resorts Holdings, L.P.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

By:	/s/ DONALD J. TRUMP
Donald J. Trump Chairman of the Board, President and Chief Executive Officer

Date: March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DONALD J. TRUMP Donald J. Trump	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 31, 2003

/s/ FRANCIS X. MCCARTHY, JR. Francis X. McCarthy, Jr.	Executive Vice President of Corporate Finance and Chief Financial Officer (principal financial officer)	March 31, 2003

/s/ WALLACE B. ASKINS Wallace B. Askins	Director	March 31, 2003

/s/ DON M. THOMAS Don M. Thomas	Director	March 31, 2003

/s/ PETER M. RYAN Peter M. Ryan	Director	March 31, 2003

/s/ ROBERT J. MCGUIRE Robert J. McGuire	Director	March 31, 2003

CERTIFICATION

I, DONALD J. TRUMP, certify that:

1.	I have reviewed this annual report on Form 10-K of Trump Hotels & Casino Resorts Funding, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

/s/ DONALD J. TRUMP
Donald J. Trump Chief Executive Officer and President of Trump Hotels & Casino Resorts Funding, Inc.

CERTIFICATION

I, FRANCIS X. MCCARTHY, JR., certify that:

1.	I have reviewed this annual report on Form 10-K of Trump Hotels & Casino Resorts Funding, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrants’ other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 31, 2003

/s/ FRANCIS X. MCCARTHY, JR.
Francis X. McCarthy, Jr. Executive Vice President of Finance and Chief Financial Officer of Trump Hotels & Casino Resorts Funding, Inc.

Other schedules are omitted for the reason that they are not required or are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

To Trump Hotels & Casino Resorts, Inc.:

We have audited the accompanying consolidated balance sheet of Trump Hotels & Casino Resorts, Inc. as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements and schedule of Trump Hotels & Casino Resorts, Inc. as of December 31, 2001 and for each of the two years in the period then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and schedule in their report dated March 13, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trump Hotels & Casino Resorts, Inc. at December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Philadelphia, Pennsylvania

January 14, 2003,

except for the last paragraph of

Note 3, and Note 13, as to which the date is

March 25, 2003

The following report of Arthur Andersen LLP is a copy of a previously issued report that has not been reissued by Arthur Andersen LLP. The report of Ernst & Young LLP included in this Form 10-K relates to the year ended December 31, 2002. Consequently, for the purposes of this Form 10-K, the following report of Arthur Andersen LLP, which is the most recently issued report, relates to the years ended December 31, 2001 and 2000.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump Hotels & Casino Resorts, Inc.:

We have audited the accompanying consolidated balance sheets of Trump Hotels & Casino Resorts, Inc. and subsidiaries (a Delaware corporation) as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the management of Trump Hotels & Casino Resorts, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Roseland, New Jersey

March 13, 2002

TRUMP HOTELS & CASINO RESORTS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2001 and 2002

(in thousands, except share data)

	2001	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$119,173	$116,072
Trade receivables, net of allowances for doubtful accounts of $18,589 and $18,028, respectively	42,453	31,479
Accounts receivable, other	4,875	6,316
Inventories	11,658	11,922
Advances to affiliates, net	—	337
Prepaid expenses and other current assets	8,487	11,748

Total current assets	186,646	177,874

INVESTMENT IN BUFFINGTON HARBOR, L.L.C.	33,889	31,842
INVESTMENT IN TRUMP’S CASTLE PIK NOTES	105,940	124,053
PROPERTY AND EQUIPMENT :
Land and land improvements	264,903	265,063
Buildings and building improvements	1,716,441	1,728,999
Riverboat	34,159	34,239
Furniture, fixtures and equipment	326,827	378,634
Leasehold improvements	13,409	13,367
Construction in progress	11,470	15,239

	2,367,209	2,435,541
Less—accumulated depreciation and amortization	(569,720)	(649,485)

Net property and equipment	1,797,489	1,786,056

DEFERRED BOND AND LOAN ISSUANCE COSTS, net of accumulated amortization of $40,539 and $45,479, respectively	21,129	15,105
OTHER ASSETS	74,026	61,199

TOTAL ASSETS	$2,219,119	$2,196,129

LIABILITIES and STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$20,218	$19,911
Accounts payable	51,420	32,848
Accrued payroll	26,039	31,387
Accrued interest payable	38,580	28,860
Due to affiliates, net	17	—
Self insurance reserves	12,088	10,404
Other current liabilities	55,713	57,556

Total current liabilities	204,075	180,966
NON-CURRENT LIABILITIES:
Long-term debt, net of current maturities	1,881,636	1,913,026
Other long-term liabilities	31,639	19,803

TOTAL LIABILITIES	2,117,350	2,113,795

MINORITY INTEREST	12,167	5,061
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock, $1.00 par value, 1,000,000 shares authorized, none issued and outstanding in 2001 and 2002, respectively	—	—
Common Stock, $.01 par value, 75,000,000 shares authorized, 24,206,756 issued; 22,010,027 outstanding in 2001 and 2002, respectively	242	242
Class B Common Stock, $.01 par value, 1,000 shares authorized, issued and outstanding in 2001 and 2002, respectively	—	—
Additional paid-in capital	455,645	455,645
Accumulated deficit	(345,850)	(357,819)
Accumulated other comprehensive loss	(235)	(595)
Less—treasury stock, 2,196,729 shares of THCR common stock at cost	(20,200)	(20,200)

TOTAL STOCKHOLDERS’ EQUITY	89,602	77,273

TOTAL LIABILITIES and STOCKHOLDERS’ EQUITY	$2,219,119	$2,196,129

See accompanying notes.

TRUMP HOTELS & CASINO RESORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 and 2002

(in thousands, except share data)

	2000	2001	2002
REVENUES:
Gaming	$1,245,014	$1,239,530	$1,276,301
Rooms	81,411	82,109	81,752
Food and beverage	136,492	130,854	128,005
Other	40,756	37,800	42,685

Gross revenues	1,503,673	1,490,293	1,528,743
Less—Promotional allowances	(323,865)	(314,002)	(299,708)

Net Revenues	1,179,808	1,176,291	1,229,035

COSTS AND EXPENSES:
Gaming	598,447	588,745	578,776
Rooms	31,843	30,689	31,985
Food and beverage	46,329	44,540	46,642
General and administrative	282,194	258,953	277,249
Depreciation and amortization	77,231	73,870	83,734
Trump World’s Fair closing costs	814	—	—
Debt renegotiation costs	—	—	3,282

	1,036,858	996,797	1,021,668

Income from operations	142,950	179,494	207,367

NON-OPERATING INCOME AND (EXPENSE):
Interest income	7,327	3,772	1,949
Interest expense	(220,217)	(220,633)	(222,731)
Gain on purchase of Senior Notes	14,903	—	—
Other non-operating income (expense), net	(653)	270	1,962

	(198,640)	(216,591)	(218,820)

Loss before equity in loss from Buffington Harbor, L.L.C., provision for income taxes and minority interest	(55,690)	(37,097)	(11,453)
Equity in loss from Buffington Harbor, L.L.C.	(3,134)	(2,808)	(2,448)

Loss before income taxes and minority interest	(58,824)	(39,905)	(13,901)
Provision for income taxes	—	—	(4,968)

Loss before minority interest	(58,824)	(39,905)	(18,869)
Minority interest	21,512	14,593	6,900

NET LOSS	$(37,312)	$(25,312)	$(11,969)

SHARE DATA:
Basic and diluted loss per share	$(1.69)	$(1.15)	$(0.54)

Weighted average number of shares outstanding—basic and diluted	22,041,048	22,010,027	22,010,027

See accompanying notes.

TRUMP HOTELS & CASINO RESORTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 and 2002

(in thousands, except share data)

	Common Stock Amount	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 1999	$242	$455,645	$(283,226)	$—	$(19,997)	$152,664
Receipt of treasury stock, 69,229 shares of THCR Common Stock in satisfaction of debt					(203)	(203)
Net Loss.			(37,312)			(37,312)

Balance, December 31, 2000	242	455,645	(320,538)	—	(20,200)	115,149
Net Loss			(25,312)			(25,312)
Change in value of interest rate swap, net of minority interest				(235)		(235)

Total comprehensive loss						(25,547)

Balance, December 31, 2001	242	455,645	(345,850)	(235)	(20,200)	89,602
Net Loss			(11,969)			(11,969)
Change in value of interest rate swap, net of minority interest				(360)		(360)

Total comprehensive loss						(12,329)

Balance, December 31, 2002	$242	$455,645	$(357,819)	$(595)	$(20,200)	$77,273

See accompanying notes.

TRUMP HOTELS & CASINO RESORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(in thousands)

	2000	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,312)	$(25,312)	$(11,969)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Issuance of debt in satisfaction of accrued interest	15,188	17,368	17,805
Interest income Castle-PIK notes	(13,851)	(15,839)	(18,113)
Gain on purchase of Senior Notes	(14,903)	—	—
Depreciation and amortization	77,231	73,870	83,734
Minority interest in net loss	(21,512)	(14,593)	(6,900)
Accretion of discount on mortgage notes and amortization of loan costs	12,028	12,833	16,213
Provisions for losses on receivables	6,857	7,490	8,974
Equity in loss of Buffington Harbor L.L.C.	3,134	2,808	2,448
Write-down of CRDA investments and amortization of Indiana gaming costs	14,275	6,237	14,806
Loss (gain) on disposition of fixed assets	1,509	(448)	(87)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(11,791)	(2,103)	2,195
Decrease (increase) in inventories	736	665	(264)
Decrease (increase) in advances to affiliates, net	24,640	2,542	(354)
(Increase) decrease in other current assets	(1,166)	1,154	(3,525)
(Increase) decrease in other assets	(2,136)	(4,707)	974
Increase (decrease) in accounts payable, accrued expenses, and other current liabilities	1,291	(6,047)	(16,756)
(Decrease) increase in accrued interest payable	(334)	8,613	(9,720)
Increase (decrease) in other long-term liabilities	17	(7,172)	(6,241)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	53,901	57,359	73,220

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(20,742)	(14,854)	(35,366)
Purchase of CRDA investments, net	(14,208)	(14,045)	(14,413)
Investment in Buffington Harbor L.L.C.	(1,534)	(112)	(401)
(Advances to) repayments from Tribe	—	(3,535)	3,535

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(36,484)	(32,546)	(46,645)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(301)	(4,168)	(2,302)
Debt payments	(33,691)	(35,401)	(102,619)
Proceeds from borrowings	7,978	38,500	75,245

NET CASH FLOWS USED IN FINANCING ACTIVITIES	(26,014)	(1,069)	(29,676)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,597)	23,744	(3,101)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	104,026	95,429	119,173

CASH AND CASH EQUIVALENTS AT END OF YEAR	$95,429	$119,173	$116,072

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$209,166	$197,324	$216,180
Equipment purchased under capital leases	8,315	20,373	32,731
Receipt of THCR Common Stock in satisfaction of debt	203	—	—
Accumulated other comprehensive loss	—	235	360

See accompanying notes.

REPORT OF INDEPENDENT AUDITORS

To Trump Hotels & Casino Resorts Holdings, L.P.:

We have audited the accompanying consolidated balance sheet of Trump Hotels & Casino Resorts Holdings, L.P. as of December 31, 2002, and the related consolidated statements of operations, partners’ capital and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the management of Trump Hotels & Casino Resorts Holdings, L.P. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements and schedule of Trump Hotels & Casino Resorts Holdings, L.P. as of December 31, 2001 and for each of the two years in the period then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and schedule in their report dated March 13, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trump Hotels & Casino Resorts Holdings, L.P. at December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Philadelphia, Pennsylvania

January 14, 2003,

except for Note 13, as to which the date is

March 25, 2003

The following report of Arthur Andersen LLP is a copy of a previously issued report that has not been reissued by Arthur Andersen LLP. The report of Ernst & Young LLP included in this Form 10-K relates to the year ended December 31, 2002. Consequently, for the purposes of this Form 10-K, the following report of Arthur Andersen LLP, which is the most recently issued report, relates to the years ended December 31, 2001 and 2000.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump Hotels & Casino Resorts Holdings, L.P.:

We have audited the accompanying consolidated balance sheets of Trump Hotels & Casino Resorts Holdings, L.P. and subsidiaries (a Delaware limited partnership) as of December 31, 2000 and 2001, and the related consolidated statements of operations, partners’ capital and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the management of Trump Hotels & Casino Resorts Holdings, L.P. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN, LLP

Roseland, New Jersey

March 13, 2002

TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2001 and 2002

(in thousands)

	2001	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$119,169	$116,068
Trade receivables, net of allowances for doubtful accounts of $18,589 and $18,028, respectively	42,453	31,479
Accounts receivable, other	4,875	6,316
Inventories	11,658	11,922
Advances to affiliates, net	—	337
Prepaid expenses and other current assets	8,487	11,748

Total current assets	186,642	177,870

INVESTMENT IN BUFFINGTON HARBOR, L.L.C.	33,889	31,842
INVESTMENT IN TRUMP’S CASTLE PIK NOTES	105,940	124,053
PROPERTY AND EQUIPMENT:
Land and land improvements	264,903	265,063
Buildings and building improvements	1,716,441	1,728,999
Riverboat	34,159	34,239
Furniture, fixtures and equipment	326,827	378,634
Leasehold improvements	13,409	13,367
Construction in progress	11,470	15,239

	2,367,209	2,435,541
Less—accumulated depreciation and amortization	(569,720)	(649,485)

Net property and equipment	1,797,489	1,786,056

DEFERRED BOND AND LOAN ISSUANCE COSTS, net of accumulated amortization of $40,539 and $45,479, respectively	21,129	15,105
OTHER ASSETS	74,026	61,199

TOTAL ASSETS	$2,219,115	$2,196,125

LIABILITIES and PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Current maturities of long-term debt	$20,218	$19,911
Accounts payable	51,420	32,848
Accrued payroll	26,039	31,387
Accrued interest payable	38,580	28,860
Due to affiliates, net	17	—
Self insurance reserves	12,088	10,404
Other current liabilities	55,713	57,556

Total current liabilities	204,075	180,966
NON-CURRENT LIABILITIES:
Long-term debt, net of current maturities	1,881,636	1,913,026
Other long-term liabilities	31,639	19,803

TOTAL LIABILITIES	2,117,350	2,113,795

COMMITMENTS AND CONTINGENCIES
PARTNERS’ CAPITAL
Partners’ capital	652,503	652,503
Accumulated deficit	(530,166)	(549,035)
Accumulated other comprehensive loss	(372)	(938)
Less—stock of THCR	(20,200)	(20,200)

TOTAL PARTNERS’ CAPITAL	101,765	82,330

TOTAL LIABILITIES and PARTNERS’ CAPITAL	$2,219,115	$2,196,125

See accompanying notes.

TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 and 2002

(in thousands)

	2000	2001	2002
REVENUES:
Gaming	$1,245,014	$1,239,530	$1,276,301
Rooms	81,411	82,109	81,752
Food and beverage	136,492	130,854	128,005
Other	40,756	37,800	42,685

Gross revenues	1,503,673	1,490,293	1,528,743
Less—Promotional allowances	(323,865)	(314,002)	(299,708)

Net revenues	1,179,808	1,176,291	1,229,035

COSTS AND EXPENSES:
Gaming	598,447	588,745	578,776
Rooms	31,843	30,689	31,985
Food and beverage	46,329	44,540	46,642
General and administrative	282,194	258,953	277,249
Depreciation and amortization	77,231	73,870	83,734
Trump World’s Fair closing costs	814	—	—
Debt renegotiation costs	—	—	3,282

	1,036,858	996,797	1,021,668

Income from operations	142,950	179,494	207,367

NON-OPERATING INCOME (EXPENSE)
Interest income	7,327	3,772	1,949
Interest expense	(220,217)	(220,633)	(222,731)
Gain on purchase of Senior Notes	14,903	—	—
Other non-operating income (expense), net	(653)	270	1,962

	(198,640)	(216,591)	(218,820)

Loss before equity in loss from Buffington Harbor, L.L.C. and provision for income taxes	(55,690)	(37,097)	(11,453)
Equity in loss from Buffington Harbor, L.L.C.	(3,134)	(2,808)	(2,448)

Loss before income taxes	(58,824)	(39,905)	(13,901)
Provision for income taxes	—	—	(4,968)

NET LOSS	$(58,824)	$(39,905)	$(18,869)

See accompanying notes.

TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 and 2002

	Partners’ Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	THCR Common Stock	Total
Balance, December 31, 1999	$652,503	$(431,437)	$—	$(19,997)	$201,069
Receipt of 69,229 shares of THCR Common Stock in satisfaction of debt				(203)	(203)
Net Loss		(58,824)		—	(58,824)

Balance, December 31, 2000	652,503	(490,261)	—	(20,200)	142,042
Net Loss		(39,905)			(39,905)
Change in value of interest rate swap			(372)		(372)

Total comprehensive loss					(40,277)

Balance, December 31, 2001	652,503	(530,166)	(372)	(20,200)	101,765
Net Loss		(18,869)			(18,869)
Change in value of interest rate swap			(566)		(566)

Total comprehensive loss					(19,435)

Balance, December 31, 2002	$652,503	$(549,035)	$(938)	$(20,200)	$82,330

See accompanying notes.

TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(in thousands)

	2000	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(58,824)	$(39,905)	$(18,869)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Issuance of debt in satisfaction of accrued interest	15,188	17,368	17,805
Interest income Castle-PIK notes	(13,851)	(15,839)	(18,113)
Gain on purchase of Senior Notes	(14,903)	—	—
Depreciation and amortization	77,231	73,870	83,734
Accretion of discount on mortgage notes and amortization of loan costs	12,028	12,833	16,213
Provisions for losses on receivables	6,857	7,490	8,974
Equity in loss of Buffington Harbor L.L.C.	3,134	2,808	2,448
Write-down of CRDA investments and amortization of Indiana gaming costs	14,275	6,237	14,806
Loss(gain) on disposition of fixed assets	1,509	(448)	(87)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(11,791)	(2,103)	2,195
Decrease (increase) in inventories	736	665	(264)
Decrease (increase) in advances to affiliates, net	24,640	2,542	(354)
(Increase) decrease in other current assets	(1,166)	1,154	(3,525)
(Increase) decrease in other assets	(2,136)	(4,707)	974
Increase (decrease) in accounts payable, accrued expenses, and other current liabilities	1,291	(6,047)	(16,756)
(Decrease) increase in accrued interest payable	(334)	8,613	(9,720)
Increase (decrease) in other long-term liabilities	17	(7,172)	(6,241)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	53,901	57,359	73,220

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(20,742)	(14,854)	(35,366)
Purchase of CRDA investments, net	(14,208)	(14,045)	(14,413)
Investment in Buffington Harbor L.L.C.	(1,534)	(112)	(401)
(Advances to) repayments from Tribe	—	(3,535)	3,535

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(36,484)	(32,546)	(46,645)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(301)	(4,168)	(2,302)
Debt payments.	(33,691)	(35,401)	(102,619)
Proceeds from borrowings	7,978	38,500	75,245

NET CASH FLOWS USED IN FINANCING ACTIVITIES	(26,014)	(1,069)	(29,676)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,597)	23,744	(3,101)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	104,022	95,425	119,169

CASH AND CASH EQUIVALENTS AT END OF YEAR	$95,425	$119,169	$116,068

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$209,166	$197,324	$216,180
Equipment purchased under capital leases	8,315	20,373	32,731
Receipt of THCR Common Stock in satisfaction of debt	203	—	—
Accumulated other comprehensive loss	—	372	566

See accompanying notes.

TRUMP HOTELS & CASINO RESORTS, INC.

TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

(1)    Organization and Operations

The accompanying consolidated financial statements include those of Trump Hotels & Casino Resorts, Inc. (“THCR” or “Company”), a Delaware corporation, and Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership (“THCR Holdings”), and Subsidiaries. THCR Holdings is an entity which is currently owned approximately 63.4% by THCR as both a general and limited partner, and approximately 36.6% by Donald J. Trump (“Trump”), as a limited partner. Trump’s limited partnership interest in THCR Holdings represents his economic interests in the assets and operations of THCR Holdings. Such limited partnership interest is convertible at Trump’s option into 13,918,723 shares of THCR’s common stock, par value $.01 per share (the “THCR Common Stock”) (subject to certain adjustments), and if converted, would give Mr. Trump ownership of 44.5% of the THCR Common Stock (including his current share ownership) or 46.8% (assuming currently exercisable options held by Mr. Trump were exercised). Accordingly, the accompanying consolidated financial statements include those of (i) THCR and its 63.4% owned subsidiary, THCR Holdings, and (ii) THCR Holdings and its wholly owned subsidiaries:

•	Trump Atlantic City Associates (“Trump AC”) and its subsidiaries: Trump Plaza Associates (“Plaza Associates”), Trump Taj Mahal Associates (“Taj Associates”), Trump Atlantic City Funding, Inc. (“Trump AC Funding”), Trump Atlantic City Funding II, Inc. (“Trump AC Funding II”), Trump Atlantic City Funding III, Inc. (“Trump AC Funding III”), Trump Atlantic City Corporation (“TACC”), and Trump Casino Services, L.L.C. (“Trump Services”), which discontinued operations on December 31, 2000. Plaza Associates owns and operates the Trump Plaza Hotel and Casino (“Trump Plaza”) located in Atlantic City, New Jersey. Taj Associates owns and operates the Trump Taj Mahal Casino Resort (the “Taj Mahal”), located in Atlantic City, New Jersey. Taj Associates was acquired on April 17, 1996.

•	Trump Indiana, Inc. (“Trump Indiana”) owns and operates a riverboat gaming facility at Buffington Harbor, on Lake Michigan, Indiana (the “Indiana Riverboat”).

•	Trump’s Castle Associates, L.P. (“Castle Associates”) owns and operates Trump Marina Hotel Casino (“Trump Marina”) located in Atlantic City, New Jersey.

•	Trump Hotels & Casino Resorts Funding, Inc. (“THCR Funding”).

•	THCR Enterprises, LLC (“THCR Enterprises”)

•	THCR Management Services, L.L.C. (“THCR Management”) is the manager of Trump 29 Casino.

THCR’s primary activity is gaming. THCR, THCR Holdings and THCR Funding have no operations and their ability to service their debt is dependent on the successful operations of Trump AC, Trump Indiana and Castle Associates. The Registrants’ ability to service their debt is also dependent upon the management fees generated pursuant to the Trump 29 Management Agreement. THCR, through THCR Holdings and its subsidiaries, is the exclusive vehicle through which Trump engages in new gaming activities in emerging or established gaming jurisdictions.

As shown in the accompanying Consolidated Statements of Cash Flows, THCR has consistently generated sufficient cash for debt service and operating requirements. Management believes that, based upon its cash flow forecast for 2003, THCR and its consolidated subsidiaries will have sufficient cash flows to meet their respective debt service and operating requirements throughout 2003. See Note 13.

TRUMP HOTELS & CASINO RESORTS, INC.

TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

(2)    Summary of Significant Accounting Policies

Organization and Basis of Presentation

THCR has no operations, except for its ownership of Plaza Associates, Taj Associates, Castle Associates, Trump Indiana and the management of Trump 29 Casino. A substantial portion of THCR’s revenues are derived from its gaming operations. Competition in the Atlantic City and Indiana casino markets is intense and management believes that this competition will continue as more casinos are opened and new entrants into the gaming industry become operational.

Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

Revenue Recognition

Gaming revenues represent the net win from gaming activities, which is the difference between gaming wins and losses. Revenue from hotel and other services are recognized at the time the related services are performed.

THCR provides an allowance for doubtful accounts arising from casino, hotel and other services, which is based upon a specific review of certain outstanding receivables as well as historical collection information. In determining the amount of the allowance, management is required to make certain estimates and assumptions. Actual results could differ from those estimates and assumptions.

Promotional Allowances

The retail value of accommodations, food, beverage and other services provided to customers without charge is included in gross revenue and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in gaming costs and expenses in the accompanying consolidated statements of operations and consist of:

	Year Ended December 31, 2000	Year Ended December 31, 2001	Year Ended December 31, 2002
Rooms	$27,987,000	$28,439,000	$26,656,000
Food and beverage	79,708,000	77,095,000	72,283,000
Other	12,244,000	8,789,000	6,471,000

	$119,939,000	$114,323,000	$105,410,000

Promotional allowances also include volume based cash rebates and coin given to patrons.

Inventories

Inventories of provisions and supplies are carried at the lower of cost (weighted average) or market.

TRUMP HOTELS & CASINO RESORTS, INC.

TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment is carried at cost and is depreciated on the straight-line method using rates based on the following estimated useful lives:

Buildings and building improvements	40 years
Riverboat	30 years
Furniture, fixtures and equipment	3-10 years
Leasehold improvements	4-40 years

Depreciation expense includes amortization of assets under capital lease obligations.

Investment in Buffington Harbor Riverboats, L.L.C.

THCR accounts for its investment in the Buffington Harbor Riverboats, L.L.C. (“BHR”) (a 50% joint venture between Trump Indiana and the Majestic Star Casino, L.L.C. (“Barden”)) under the equity method of accounting. Trump Indiana and Barden formed BHR and have entered into an agreement (the “BHR Agreement”) relating to the joint ownership, development and operation of all common land-based and waterside operations in support of each of Trump Indiana’s and Barden’s separate riverboat casinos at Buffington Harbor. Trump Indiana and Barden are equally responsible for the operating expenses of the common land-based facilities at the site. There can be no assurance that Trump Indiana and/or Barden will be able to fund their respective share of future capital contributions or operating expenses. In accordance with the BHR Agreement, Trump Indiana and Barden pay berthing and other fees in an amount to cover the operating expenses of BHR. Berthing fees and other fees paid are included in general and administrative expenses in the accompanying statement of operations.

Selected financial information of BHR is as follows:

	December 31
	2001	2002
Cash	$317,646	$50,505
Total current assets	$782,001	$441,535
Property, plant, and equipment, net	$69,650,069	$65,616,042
Total assets	$70,543,548	$66,165,991
Total current liabilities	$2,745,899	$2,499,369
Total liabilities	$2,745,899	$2,499,369
Total members’ equity	$67,797,649	$63,666,622

	Year ended December 31
	2000	2001	2002
Gross Revenues	$17,814,012	$16,468,581	$16,095,365
Operating Loss	$(4,350,334)	$(5,981,620)	$(4,794,560)
Net Loss	$(4,117,338)	$(5,595,475)	$(4,848,863)

In September 2000, Buffington Harbor Parking Associates (“BHPA”) was formed as a 50/50 joint venture between Trump Indiana and an affiliate of Barden for the purpose of constructing and operating a parking garage. The estimated cost of the parking garage, including the land, was approximately $25,000,000.

TRUMP HOTELS & CASINO RESORTS, INC.

TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BHPA separately leases the parking garage to each of (i) Trump Indiana pursuant to a parking lease, dated June 19, 2001 (the “Trump Indiana Garage Lease”), and (ii) Barden under a substantially identical lease agreement. The term of the Trump Indiana Garage Lease is until December 31, 2018. The initial rent installment, paid by Trump Indiana for the Trump Indiana Garage Lease, was approximately $8.8 million, which will be amortized on a straight-line basis over the term of the lease. In addition, Trump Indiana is obligated to pay BHPA a monthly rent equal to (i) 50% of BHPA’s debt service on the $17.1 million financing (the “Financing”) to build the parking garage and (ii) 50% of any construction costs incurred by BHPA in excess of the net proceeds of the Financing. In the event either party defaults on its rental obligation under its garage lease with BHPA, the other party will be obligated to pay rent in an amount sufficient to satisfy 100% of BHPA’s debt service obligations on the Financing. Rent expense for the year ended December 31, 2002 was $829,000. No rent expense was incurred in prior years as the parking garage was completed in 2002.

Long-Lived Assets

The provisions of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) requires, among other things, that an entity review its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company does not believe that any such changes have occurred.

Income Taxes

The accompanying financial statements do not include a provision for federal income taxes since (i) THCR has net operating loss carryforwards of approximately $ 353,000,000 for which a full valuation allowance has been provided due to the uncertainty of the NOL carryforward’s realization, (ii) Plaza Associates’, Taj Associates’ and Castle Associates’ are taxed as partnerships for federal income tax purposes and therefore income or losses are allocated to the partners and are reportable for federal income tax purposes by the partners, and (iii) Trump Indiana, a C Corporation for federal income tax purposes, had sufficient net operating loss carryforwards to fully offset taxable income generated during 2002.

Under the New Jersey Casino Control Act (the “Casino Control Act”), Plaza Associates, Taj Associates and Castle Associates are required to file New Jersey corporation business tax returns. As of December 31, 2002, Plaza Associates, Taj Associates and Castle Associates had net operating loss carryforwards of approximately $195,000,000, $131,000,000 and $109,000,000 respectively, for New Jersey state income tax purposes. The net operating loss carryforward results in a state deferred tax asset, net of federal benefit, of $29,145,000, which has been offset by a valuation allowance of $29,145,000 as utilization of such carryforward is not certain.

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act (the “Act”). This Act, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of a new Alternative Minimum Assessment under the New Jersey corporate business tax based on either gross receipts or gross profits, as defined. The Act is retroactive to January 1, 2002. In accordance with the Act, the Company has recorded a provision for current income tax expense of $4,968,000 for the year ended December 31, 2002.

Advertising Expense

The Company expenses advertising costs as they are incurred. Advertising expense was $14,055,000, $12,022,000 and $11,704,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

Statements of Cash Flows

For purposes of the statements of cash flows, cash and cash equivalents include hotel and casino funds, funds on deposit with banks and temporary investments purchased with a maturity of three months or less.

TRUMP HOTELS & CASINO RESORTS, INC.

TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based Compensation Plans

THCR has stock-based employee compensation plans, which are described more fully in Note 7. The Company applies the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for those plans. For stock options, no compensation expense is reflected in net income as all stock options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and has been determined as if the Company had accounted for its stock plans under the fair value method of SFAS No. 123. Pro forma results are not necessarily indicative of the pro forma results for any future period. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Year ended December 31,
	2000	2001	2002
Net loss as reported	$(37,312)	$(25,312)	$(11,969)
Deduct total stock-based expense determined under fair method of all awards, net of tax	(728)	(558)	(680)

Pro forma loss	$(38,040)	$(25,870)	$(12,649)

Basic and diluted loss per share as reported	$(1.69)	$(1.15)	$(0.54)
Basic and diluted loss per share pro forma	$(1.72)	$(1.18)	$(0.57)

Basic and Diluted Loss Per Share

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

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement No. 141 “Business Combinations” (“SFAS 141”) and Statement No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30,2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. The effect of adoption of these pronouncements did not have any impact on the Company.

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 to have an impact on the Company’s financial results.

TRUMP HOTELS & CASINO RESORTS, INC.

TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard is effective for fiscal years beginning after December 31, 2001. The Company adopted SFAS No. 144 on January 1, 2002 and the effect of adoption had no impact to the Company.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 requires, among other items, gains or losses of extinguishment of debt to be classified as income (loss) from continuing operations rather than as an extraordinary item as previously required under SFAS No. 4 unless such extinguishment is determined to be extraordinary pursuant to Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Transactions”. The Company adopted the provisions of SFAS No. 145 during 2002, and the effect of adoption was not material to the Company but required a reclassification to the gain on purchase of Senior Notes during 2000.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This pronouncement, which nullifies EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit on Activity (including Certain Costs Incurred in a Restructuring)”, addresses the accounting and reporting for costs associated with exit or disposal activities and is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN No. 45”). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. For the company, the initial recognition, measurement provision and disclosure requirements of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. The Company is currently evaluating what impact, if any, adoption of FIN No. 45 will have on its consolidated financial position, consolidated results of operations, or liquidity.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For existing variable interest entities, the consolidated requirement is effective for interim or annual financial statements beginning after June 15, 2003. The Company is evaluating whether it has any variable interest entities, which will be subject to consolidation pursuant to FIN No. 46.

Deferred Financing Costs

Deferred financing costs associated with the issuance of debt are being amortized using the effective interest method over the terms of the related debt.

TRUMP HOTELS & CASINO RESORTS, INC.

TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Assets

Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City. As of December 31, 2001 and 2002, other assets include $8,014,000, which Plaza Associates believes will be recoverable on the settlement of the appeal.

Included in other assets is a $1,822,000 payment for sales and use tax assessed on Trump Indiana’s riverboat vessel, which is being appealed. The Company made this payment in 2002 in order to avoid incurring interest and penalties while this matter is under appeal. Trump Indiana’s appeal is based on the fact that it pays property taxes on the riverboat vessel as the vessel was determined to be real property by the taxing authority, and therefore, not susceptible to a use tax. Management believes that the amount will be fully recoverable upon settlement of the appeal.

Minority Interest

Minority interest represents the approximate 37% interest held by Trump.

Reclassifications

During 2002, the Company reclassified certain costs (primarily bus coin) from gaming expenses to promotional allowances to be consistent with prevailing industry practice. The prior year amount of $33,959,000 and $27,098,000 for the years ended December 31, 2000 and 2001, respectively, has been reclassified to conform to the current year presentation.

Certain other reclassifications and disclosures have been made to the prior year financial statements in order to conform to the 2002 presentation.

(3)    Long-Term Debt

Long-term debt consists of the following:

	December 31, 2001	December 31, 2002
Trump AC Funding 11 1/4% First Mortgage Notes, due 2006(a)	$1,200,000,000	$1,200,000,000
Trump AC Funding II 11 1/4% First Mortgage Notes, due 2006, net of unamortized discount of $1,163,000 and 841,000 respectively(b)	73,837,000	74,159,000
Trump AC Funding III 11 1/4% First Mortgage Notes due 2006, net of unamortized discount of $571,000 and $412,000, respectively(b)	24,429,000	24,588,000
THCR Holdings 15 1/2% Senior Secured Notes due 2005(c)	109,500,000	109,500,000
Castle Associates 11 34% Mortgage Notes due 2003, net of unamortized discount of $13,137,000 and $7,054,000, respectively(d)	229,004,000	235,087,000
Castle Associates Pay-In-Kind 13 7/8% Notes (Castle PIK Notes) due 2005, net of unamortized discount of $4,991,000 and $4,089,000, respectively(e)	133,356,000	152,063,000
Castle Associates Working Capital Loan	5,000,000	—
Castle Associates Senior Notes	62,000,000	—
Castle Term Credit Facility(f)	—	70,000,000
Trump Indiana Notes(g)	25,208,000	21,891,000
Other notes payable(h)	39,520,000	45,649,000

	1,901,854,000	1,932,937,000
Less—current maturities	(20,218,000)	(19,911,000)

	$1,881,636,000	$1,913,026,000

TRUMP HOTELS & CASINO RESORTS, INC.

TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)	Trump AC together with Trump AC Funding issued the Trump AC Mortgage Notes in the aggregate principal amount of $1,200,000,000 which bear interest at 11 1/4% and are due May 1, 2006. Interest on the Trump AC Mortgage Notes is due semiannually. The Trump AC Mortgage Notes are guaranteed as to payment of principal and interest, jointly and severally, by Taj Associates, Plaza Associates, Trump AC and all future subsidiaries of Trump AC (other than Trump AC Funding). The Trump AC Mortgage Notes are jointly and severally secured by mortgages representing a first lien and security interest on substantially all the assets of Taj Associates and Plaza Associates. The indenture pursuant to which the Trump AC Mortgage Notes were issued restricts the ability of Trump AC and its subsidiaries to make distributions or to pay dividends, as the case may be, unless certain financial ratios are achieved. In addition, the ability of Plaza Associates and Taj Associates to make payments of dividends or distributions (except for payment of interest) through Trump AC to THCR Holdings may be restricted by the New Jersey Casino Control Commission (the “CCC”).

(b)	Trump AC together with Trump AC Funding II and Trump AC Funding III issued the Trump AC Mortgage Notes in an aggregate principal amount of $75,000,000 and $25,000,000, respectively, which bear interest at 11¼ and are due May 1, 2006. Interest on the Trump AC Mortgage Notes is due semi-annually. The Trump AC Mortgage Notes are guaranteed as to payment of principal and interest jointly and severally by Taj Associates, Plaza Associates, Trump AC and all future subsidiaries of Trump AC (other than Trump AC Funding, Trump AC Funding II and Trump AC Funding III). The Trump AC Mortgage Notes are jointly and severally secured by mortgages representing a first lien and security interest on substantially all of the assets of Taj Associates and Plaza Associates.

(c)	THCR Holdings and THCR Funding issued $155,000,000 principal amount of Senior Notes (the “Senior Notes”). The Senior Notes are redeemable in cash at the option of THCR Holdings and THCR Funding, in whole or in part, at any time on or after June 15, 2000 at redemption prices as defined, and mature in 2005. Interest on these notes is payable semiannually at 15 1/2%, and is secured by substantially all of the assets of THCR Holdings. During 2000, THCR Enterprises repurchased $35,500,000 of THCR Holdings’ Senior Notes for $19,030,000 plus accrued interest. The gain of $16,470,000 was partially offset by the write-down of unamortized loan costs of $1,567,000, resulting in a gain of $14,903,000.

(d)	The Castle Associates’ Mortgage Notes (the “Castle Mortgage Notes”) bear interest at 11 3/4%, payable in cash semiannually, and mature on November 15, 2003. The Castle Mortgage Notes may be redeemed at Castle Funding’s option at a rate of 100% through their maturity date. If the Castle Mortgage Notes are called for redemption, there is a 30 day call period where the Castle Mortgage Notes remain outstanding and continue to accrue interest pursuant to the terms of the Castle Mortgage Note Indenture. The Castle Mortgage Notes are secured by a mortgage on Trump’s Castle and substantially all of the other assets of Castle Associates. The Castle Mortgage Notes are expressly subordinated to the Term Credit Facility (see below), and the liens or the mortgages securing the Castle Mortgage Notes are subordinate to the liens securing the Term Credit Facility. The terms of the Castle Mortgage Notes include limitations on the amount of additional indebtedness Castle Associates may incur, distributions, investments, and other business activities.

(e)

The Castle Associates PIK Notes (the “Castle PIK Notes”) bear interest, payable at Castle Funding’s option, in whole or in part in cash and through the issuance of additional Castle PIK Notes, semiannually at the rate of 13 7/8% through November 15, 2003. After November 15, 2003, interest on the Castle PIK Notes is payable in cash at the rate of 13 7/8%. The Castle PIK Notes mature on November 15, 2005 and may be redeemed at Castle Funding’s option at 100% of the principal amount under certain conditions, as defined in the PIK Note Indenture, and are required to be redeemed from a specified percentage of any equity offering which includes Castle Associates. If the PIK Notes are called for redemption, there is a 30 day call period

TRUMP HOTELS & CASINO RESORTS, INC.

TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

where the PIK Notes remain outstanding and continue to accrue interest pursuant to the terms of the PIK Note Indenture. On May 21, 1996, THCR Holdings acquired approximately 90% of the outstanding Castle PIK Notes for approximately $38,700,000, in exchange for which THCR Holdings received an aggregate of approximately $59,300,000 of Castle PIK Notes. The terms of the Castle PIK Notes include limitations on the amount of additional indebtedness Castle Associates may incur, distributions of Partnership capital, investments, and other business activities. The Castle PIK Notes are expressly subordinated to the Castle Associates Senior Notes and the Working Capital Loan. THCR Holdings has recorded its investment in Castle Associates PIK Notes at cost, plus accrued interest, in the accompanying balance sheet, as THCR Holdings’ investment in the Castle PIK Notes has been pledged as collateral to the Senior Notes.

(f)	On June 12, 2002, Castle Associates entered into a $70,000,000 term credit facility (the “Term Credit Facility”) which matures on November 1, 2003 and bears interest at a rate based on the Eurodollar rate (LIBOR based) (6.9375% as of December 31, 2002). The Term Credit Facility is secured by substantially all of Castle Associates’ assets on a first priority basis. On July 12, 2002, the net proceeds from the Term Credit Facility were used to redeem the $62,000,000 10¼% Senior Secured Notes due 2003 (the “Castle Senior Notes”) and the $5,000,000 10¼% Working Capital Loan due 2003 (the “Castle Working Capital Loan”).

(g)	On April 27, 2001, Trump Indiana entered into a loan agreement with a bank group for $27,500,000. Proceeds from the loan were used to pay off maturing debt for the vessel, the hotel, a $5,000,000 bridge loan and provide working capital. As a result of an interest rate swap arrangement entered into contemporaneously with the bank loan, this debt bears a fixed rate of interest of 8.85% on $10,000,000 of principal, and a floating rate applies to the balance of the loan. At December 31, 2001 and 2002, the rate on the floating portion was a blended 5.44% and 5.77%, respectively. The loan amortizes based upon an assumed 84 month term and matures with a balloon payment payable at the end of 60 months.

At December 31, 2002, the Company’s derivative financial instruments consisted of an interest rate swap with a notional amount of $10,000,000, which effectively converts an equal portion of its debt from a floating to a fixed rate. The interest rate swap qualifies as a cash flow hedge pursuant to SFAS No. 133, which allows the Company to record gains and losses in other comprehensive income.

(h)	Mortgage notes payable, bridge loan and capitalized lease obligations with interest rates ranging from 5.4% to 13.0%. The notes and lease obligations are due at various dates between 2003 and 2007 and are secured by underlying real property or equipment.

Future minimum payments under capital leases (principal portion included in the table below of debt maturities) are as follows:

2003	$20,579,000
2004	16,788,000
2005	9,078,000
2006	314,000
2007	524,000

Total Minimum Payments	47,283,000
Less—Amount representing interest	(6,209,000)

Present Value of minimum lease payments	$41,074,000

TRUMP HOTELS & CASINO RESORTS, INC.

TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The various debt agreements restrict the ability of THCR Holdings and its subsidiaries to make distributions or pay dividends unless certain financial ratios are achieved. In addition, the ability of Plaza Associates, Taj Associates or Castle Associates to make payments to THCR Holdings may be restricted by the CCC. Similarly, the ability of Trump Indiana to make distributions or pay dividends to THCR Holdings may be restricted by the Indiana Gaming Commission (“IGC”).

The aggregate maturities of long-term debt as of December 31, 2002 (after refinancing discussed in Note 13) are as follows:

2003	$19,911,000
2004	15,546,000
2005	8,500,000
2006	1,300,346,000
2007	605,000
Thereafter	600,425,000

$1,945,333,000

(4)    Commitments and Contingencies

Leases

THCR has entered into leases for certain property (primarily land), office, warehouse space, certain parking space, and various equipment under operating leases. Rent expense for the years ended December 31, 2000, 2001 and 2002 was $10,026,000, $11,372,000 and $14,500,000 respectively, of which $136,000, $67,000 and $68,000 respectively, relates to affiliates.

Future minimum lease payments under the noncancellable commitments as of December 31, 2002 are as follows:

Total
2003	$5,937,000
2004	4,699,000
2005	5,029,000
2006	3,458,000
2007	3,455,000
Thereafter	97,133,000

$119,711,000

TRUMP HOTELS & CASINO RESORTS, INC.

TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain of these leases contain options to purchase the leased properties at various prices throughout the leased terms.

Employment Agreements

As of December 31, 2002 THCR had employment agreements with certain key employees with aggregate commitments of approximately $21,275,000. These commitments mature at various dates through 2006.

CAFRA Agreement

Taj Associates received a permit under the Coastal Area Facilities Review Act (“CAFRA”) (which included a condition of Taj Associates’ casino license) that initially required Taj Associates to begin construction of certain improvements on the Steel Pier by October 1992, which improvements were to be completed within 18 months of commencement. Taj Associates initially proposed a concept to improve the Steel Pier, the estimated cost of which was $30,000,000. Such concept was approved by the New Jersey Department of Environmental Protection, the agency which administers CAFRA. In March 1993, Taj Associates obtained a modification of its CAFRA permit providing for the extension of the required commencement and completion dates of the improvements to the Steel Pier for one year, which has been renewed annually, based upon an interim use of the Steel Pier as an amusement park. The pier sublease terminates on December 31, 2003 unless extended.

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

In June 1999, the CCC renewed Plaza Associates’, Taj Associates’ and Castle Associates’ licenses to operate Trump Plaza, Trump Taj Mahal, Trump Marina and Trump Services. The CCC is in the process of reviewing each casino license for the next four year period from 2003 to 2007. Upon revocation, suspension for more than 120 days, or failure to renew a casino license, the Casino Control Act provides for the mandatory appointment of a conservator to take possession of the hotel and casino’s business and property, subject to all valid liens, claims and encumbrances.

Indiana Gaming Regulations

The ownership and operation of riverboat gaming operations in Indiana are subject to strict state regulations under the Riverboat Gambling Act (the “Act”) and the administrative rules promulgated thereunder. The Company is required to renew its riverboat owner’s license with the IGC on an annual basis. In June 2002, the IGC granted Trump Indiana a riverboat owner’s license, which was renewed until June 2003. The IGC may place restrictions, conditions or requirements on the permanent riverboat owner’s license. An owner’s initial license expires five years after the effective date of the license, and unless the owner’s license is terminated, expires or is revoked, the owner’s license may be renewed annually by the IGC upon satisfaction of certain conditions contained in the Act. The IGC has adopted certain rules and has published others in proposed or draft form which are proceeding through the review and final adoption process. The IGC also has indicated its interest to predict what effect, if any, the amendment of existing rules or the finalization of new rules might have on the operations of Trump Indiana.

TRUMP HOTELS & CASINO RESORTS, INC.

TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Trump Indiana Certificate of Suitability and City of Gary Development Agreement

As a condition to the Certificate of Suitability, Trump Indiana has committed to invest approximately $153,000,000 in the Indiana Riverboat, including certain related projects of the City of Gary, Indiana. Failure to comply with the foregoing conditions and/or failure to continue riverboat operations as required by the IGC may result in revocation of the Certificate of Suitability. There can be no assurance that Trump Indiana will be able to comply with the terms of the Certificate of Suitability. As part of the $153,000,000 commitment discussed above, Trump Indiana is obligated to fund $21,000,000 of specific economic development and infrastructure projects of the City of Gary. This obligation has been fully accrued over the five-year license period and approximately $3,700,000, $668,000 and $0 has been charged to operations during the years ended December 31, 2000, 2001 and 2002, respectively. As of December 31, 2002, $4,975,000 remains payable to the City of Gary related to the total $153,000,000 commitment discussed above. During 1998, Trump Indiana deposited $10,000,000 for a surety bond which guarantees these mandated infrastructure payments. This amount has been reduced as improvements have been made, and approximately $1,800,000 (including interest) remains and is recorded as an other current asset in the accompanying balance sheet at December 31, 2002. Trump Indiana anticipates additional funding of $3,175,000 to complete the remaining commitment to the City of Gary will be made in 2003.

In addition, Trump Indiana established the Trump Indiana Foundation (“Foundation”), a private foundation founded for charitable purposes primarily within the City of Gary and Lake County, Indiana. Trump Indiana initially funded $1,000,000 to the Foundation and is required to make annual contributions of $100,000 which have been charged to operations.

Indiana Wagering Tax Add-back

In July 1999, the Indiana Department of Revenue (“Department”) issued a Letter of Findings to an Indiana gaming company that the Riverboat Wagering Tax (“RWT”), a tax deducted in computing Federal taxable income is not deductible when computing Indiana adjusted gross income because the RWT represents a tax that is “based on or measured by income.” The entity that received the Letter of Findings, with the assistance of the Indiana Casino Association, of which Trump Indiana is a member, is vigorously contesting this finding in the Indiana Tax Court on the basis that the RWT is an excise tax, which is excluded from Indiana’s add-back requirements. The Department has issued proposed assessments of $3,720,000 plus interest for the 1996, 1997 and 1998 calendar years to Trump Indiana. The Company has estimated that the amount of the potential exposure for the period of 1999 through 2002, including interest is approximately $9,098,000. Trump Indiana filed a written protest of assessments with the Department in November 2000 and plans to contest this matter vigorously. Management believes that it has meritorious legal defense to the assessment and, accordingly, no provision has been made in these financial statements for additional Indiana State taxes. It is reasonably possible that the Company’s estimates related to this matter may change in the near term.

The Department has agreed to stay further proceedings against Trump Indiana with respect to this matter until the Indiana Tax Court case noted above is resolved. A summary judgment motion hearing of the Tax Court was held in April 2001 and the findings of the Tax Court are pending.

Indiana Gaming Taxes

Under Indiana’s gaming law prior to August 5, 2002, a tax was imposed on admissions to gaming excursions at a rate of $3 for each person admitted to the gaming excursion. Beginning on August 5, 2002, under Indiana’s gaming law, a $3 tax is imposed on admission to the gaming facility and no longer per excursion. For the years ended December 31, 2000, 2001 and 2002, the Company paid admission fees of approximately $9,034,000, $9,496,000 and $7,975,000, respectively.

TRUMP HOTELS & CASINO RESORTS, INC.

TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Commencing in early 1994, THCR, through its Indiana counsel, had discussions with eight Indiana residents regarding the potential purchase by such residents of 7.5% of the nonvoting stock of Trump Indiana. These residents have asserted a right to purchase 7.5% of the stock of Trump Indiana. During 1997, Trump Indiana settled with four of the eight plaintiffs for a total of $1,407,000. The final settlement amount of $150,000 was paid in 2001. During 1998, Trump Indiana settled with two of the remaining four plaintiffs for a total of $810,000, of which $130,000 was paid in 1999 and 2000. A final payment of $130,000 was paid in 2002.

During 1999, the remaining two plaintiffs commenced litigation. On March 3, 1999 consequential damages were assessed by the United States District Court against Trump Indiana for breach of contract in the total amount of $1,334,000 and the Company recorded a charge to operations for this matter during 1999. In June 2001, the United States Seventh Circuit Court of Appeals overturned the lower court’s ruling and remanded the case back to the United States District Court for another trial. On September 3, 2002, the United States Court of Appeals for the Seventh Circuit summarily affirmed the entry of final judgment by the United States District Court in favor of Trump Indiana, Inc. Plaintiffs’ Petitions for Rehearing of this decision were also summarily denied by the Seventh Circuit Court of Appeals on October 17, 2002. The deadline for further appealing these decisions has expired. As a result, the March 3, 1999 verdict in favor of the plaintiffs and against Trump Indiana, Inc. in the of amount of $1,334,000 has been reversed and final judgment has been entered on behalf of the Company; accordingly, the Company reversed the liability previously recorded in 1999 and recorded a non-operating gain of $1,334,000 in the accompanying 2002 statement of operations.

Self-Insurance Reserves

Self-insurance reserves represent the estimated amounts of uninsured claims related to employee health medical costs, workmen’s compensation and personal injury claims that have occurred in the normal course of business. These reserves are established by management based upon specific review of open claims, with consideration of incurred but not reported claims as of the balance sheet date. Actual results may differ from these reserve amounts.

TRUMP HOTELS & CASINO RESORTS, INC.

TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Federal Income Tax Examination

Plaza Associates, Castle Associates and Taj Associates are currently involved in examinations with the Internal Revenue Service (“IRS”) concerning Plaza Associates’ and Castle Associates’ federal partnership income tax returns for the tax years 1993 through 1996 and Taj Associates’ federal partnership income tax returns for the tax years 1994 and 1996. While any adjustment which results from this examination could affect Plaza Associates’, Castle Associates’ and Taj Associates’ state income tax returns, Plaza Associates, Castle Associates and Taj Associates do not believe that adjustments, if any, will have a material adverse effect on their financial condition or results of operations.

Trump Indiana is currently undergoing an IRS examination for the years 1995 to 1997. Although the outcome of the examination is not complete, the Company believes there will be no material adverse effect on Trump Indiana’s financial condition or results of operation.

Casino Reinvestment Development Authority Obligations

Pursuant to the provisions of the Casino Control Act, Plaza Associates, Taj Associates and Castle Associates must either obtain investment tax credits (as defined in the Casino Control Act), in an amount equivalent to 1.25% of its gross casino revenues, or pay an alternative tax of 2.5% of its gross casino revenues (as defined in the Casino Control Act). Investment tax credits may be obtained by making qualified investments or by the purchase of bonds at below market interest rates from the Casino Reinvestment Development Authority (“CRDA”). Plaza Associates, Taj Associates and Castle Associates intend on satisfying their obligations primarily by depositing funds and donations of funds deposited. Plaza Associates, Taj Associates and Castle Associates are required to make quarterly deposits with the CRDA based on 1.25% of their gross revenue. For the years ended December 31, 2000, 2001 and 2002, THCR charged to operations $5,970,000, $5,276,000 and $4,818,000 respectively, to give effect to the below market interest rates associated with CRDA bonds that have either been issued or are expected to be issued from funds deposited. From time to time, Plaza Associates, Taj Associates and Castle Associates have elected to donate funds they have on deposit with the CRDA for various projects. Donations in the amounts of $9,689,000, $1,275,000 and $15,118,000 were made during the years ended December 31, 2000, 2001 and 2002, respectively. As a result of these donations, THCR charged the carrying value to operations of $4,605,000, $596,000 and $9,988,000 during the years ended December 31, 2000, 2001 and 2002, respectively.

(5)    Employee Benefit Plans

THCR has a retirement savings plan (the “Plan”) for its nonunion employees under Section 401(k) of the Internal Revenue Code. Employees are eligible to contribute up to 20% of their earnings to the Plan in 2000, 2001 and 2002. THCR will match 50% of the first 6% of an eligible employee’s contributions in 2000, 2001 and 2002. In connection with this Plan, THCR recorded charges of $4,856,000, $4,654,000 and $4,595,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

Plaza Associates, Taj Associates and Castle Associates make payments to various trusteed multiemployer pension plans under industry-wide union agreements. Under the Employee Retirement Income Security Act, THCR may be liable for its share of unfunded liabilities, if any, if the plans are terminated. Pension expense for the years ended December 31, 2000, 2001 and 2002 was $3,960,000, $4,699,000 and $5,049,000, respectively.

THCR provides no other material, post-retirement or post-employment benefits.

TRUMP HOTELS & CASINO RESORTS, INC.

TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)    Transactions with Affiliates

Amounts advanced to (due to) affiliates at December 31, consists of:

	2001	2002
Advances to affiliates
Buffington Harbor Riverboats, L.L.C.(Note 2)	$216,000	$378,000
Due to affiliates
Trump Organization(a)	(233,000)	(41,000)

Net Amount	$(17,000)	$337,000

(a)	In the normal course of business, THCR engages in various transactions with the other entities owned by Trump. Beginning in late 1997, THCR’s Atlantic City properties began to utilize certain facilities owned by Trump to entertain high-end customers. Management believes that the ability to utilize these facilities has enhanced THCR revenues. In 2000, 2001 and 2002, THCR incurred approximately $559,000, $628,000 and $ 826,000 respectively, for customer and management costs associated with such utilization. In exchange for having Trump’s plane available to customers of the Atlantic City properties, THCR has incurred pilot costs of approximately $301,000, $302,000 and $ 315,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

Trump Management Fee

Castle Associates has a Services Agreement (the “Services Agreement”) with Trump Casinos II, Inc. (“TCI-II”), a corporation wholly owned by Trump. Pursuant to the terms of the Services Agreement, TCI-II is obligated to provide Castle Associates, from time to time, when reasonably requested, consulting services on a non-exclusive basis, relating to marketing, advertising, promotional and other similar and related services with respect to the business and operations of Castle Associates, including such other services as the managing partner of Castle Associates may reasonably request.

Pursuant to the Services Agreement, Castle Associates is required to pay an annual fee in the amount of $1,500,000 to TCI-II for each year in which Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined, exceeds $50,000,000. In addition if the annual fee is attained, TCI-II is to receive an incentive fee equal to 10% of the excess EBITDA over $45,000,000 for such fiscal year.

For the years ended December 31, 2000, 2001 and 2002 Castle Associates incurred fees and expenses of $2,306,000, $2,207,000 and $3,454,000 respectively, related to the Services Agreement.

Partnership Agreement

Under the terms of a Partnership Agreement between Castle Associates and TCI- II, Castle Associates is required to pay all costs incurred by TCI-II. For the years ended December 31, 2000, 2001 and 2002, Castle Associates paid no expenses on behalf of TCI-II.

Executive Agreement

Trump serves as the Chairman of the Board of Directors pursuant to an Executive Agreement entered into between Trump, THCR and THCR Holdings (the “Executive Agreement”). In consideration for Trump’s services

TRUMP HOTELS & CASINO RESORTS, INC.

TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the Executive Agreement, Trump received a fee of $1,000,000 per year through June 30, 2000, plus reimbursement for expenses. Effective July 1, 2000, the fee was increased to $1,500,000.

THCR and Trump are currently negotiating amendments to the compensation structure of Mr. Trump.

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

(7)    Stock Incentive Plan

In connection with the June 1995 Offerings, the Board of Directors of THCR (the “Board of Directors”) adopted the 1995 Stock Incentive Plan (the “1995 Stock Plan”). Pursuant to the 1995 Stock Plan, directors, employees and consultants of THCR and certain of its subsidiaries and affiliates who have been selected as participants are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, stock appreciation rights, stock bonuses, restricted stock awards, performance units and phantom stock, and awards consisting of combinations of such incentives. The 1995 Stock Plan is administered by a committee appointed by the Board of Directors (the “Stock Incentive Plan Committee”).

Options granted under the 1995 Stock Plan may be incentive stock options (“ISOs”), within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options (“NQSOs”). The vesting, exercisability and exercise price of the options are determined by the Stock Incentive Plan Committee when the options are granted, subject to a minimum price, in the case of ISOs, of the Fair Market Value (as defined in the 1995 Stock Plan) of THCR Common Stock on the date of the grant and a minimum price, in the case of NQSOs, of the par value of the THCR Common Stock.

The 1995 Stock Plan permits the Stock Incentive Plan Committee to grant stock appreciation rights (“SARs”) either alone or in connection with an option. A SAR granted as an alternative or a supplement to a related stock option will entitle its holder to be paid an amount equal to the fair market value of THCR Common Stock subject to the SAR on the date of exercise of the SAR, less the exercise price of the related stock option or such other price as the Stock Incentive Plan Committee may determine at the time of the grant of the SAR (which may not be less than the lowest price which the Stock Incentive Plan Committee may determine under the 1995 Stock Plan for such stock option).

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

TRUMP HOTELS & CASINO RESORTS, INC.

TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 20, 2000, the Board of Directors granted Trump 500,000 options to purchase THCR Common Stock at a price of $2.625 per share. On June 19, 2001, the Board of Directors granted Trump 500,000 options to purchase THCR Common Stock at a price of $2.20 per share. On April 24, 2002, the Board of Directors granted Trump 500,000 options and certain employees 280,000 options to purchase THCR Common Stock at a price of $2.75 per share. All of the options granted prior to 2002 vested as follows: one-third on date of grant and on each of the first two anniversaries of the date of grant, and all of the options granted during 2002 vest as follows: one-fifth on date of grant and on each of the first four anniversaries of the date of grant. The options expire ten (10) years after the date of issuance.

A summary of the option plan is as follows:

	Year Ended 12/31
	2000		2001		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Employee Stock Options
Outstanding, beginning of year	1,134,833	$4.63	1,260,500	$3.83	1,737,500	$3.35
Granted	500,000	2.63	500,000	2.20	780,000	2.75
Forfeited	(374,333)	4.63	(23,000)	4.63	(53,000)	4.16

Outstanding, end of year	1,260,500	$3.83	1,737,500	$3.35	2,464,500	$3.16

Options exercisable at year end	927,166	$4.27	1,237,500	$3.76	1,697,833	$3.39

The following table summarizes information about stock options outstanding at December 31, 2002.

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At December 31, 2002	Weighted Average Remaining Contractual Life	Range of Exercise Price	Number Exercisable at December 31, 2002	Weighted Average Exercise Price
$2.20-$4.63	2,464,500	7.85 years	$ 2.20-$4.63	1,697,833	$3.39

As discussed in Note 1, THCR applies APB Opinion 25 for its stock option plans and the disclosure-only option under SFAS No.123, “Accounting for Stock-Based Compensation”. Accordingly, no compensation expense is recognized for stock options granted.

The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2000	2001	2002
Risk free interest rate	6.0%	4.4%	4.6%
Volatility factors	30%	67%	74%
Expected life	3 years	3 years	5 years
Dividends	None	None	None

TRUMP HOTELS & CASINO RESORTS, INC.

TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value of options granted during 2000, 2001, and 2002 was $1.20, $0.90, and $1.75, respectively.

(8)    Fair Value of Financial Instruments

The carrying amount of the following financial instruments approximates fair value, as follows: (a) cash and cash equivalents, receivables and payables are based on the short-term nature of these financial instruments and (b) CRDA bonds and deposits are based on the allowances to give effect to the below market interest rates.

The estimated fair values of other financial instruments are as follows:

	December 31, 2002
	Carrying Amount	Fair Value
11 1/4% First Mortgage Notes	$1,200,000,000	$936,000,000
Trump AC Funding II Mortgage Notes	74,159,000	57,375,000
Trump AC Funding III Mortgage Notes	24,588,000	19,000,000
15 1/2% Senior Secured Notes	109,500,000	107,310,000
11 3/4% Castle Associates Notes	235,087 000	234,877,000
13 7/8% Castle Associates Pay-In-Kind Notes	152,063,000	135,851,000

The fair values of the above instruments are based on quoted market prices as of December 31, 2002.

The fair value of the Company’s other indebtedness approximates the carrying value based upon their respective terms.

(9)    Financial Information—THCR Funding

Financial information relating to THCR Funding is as follows:

	2000	2001	2002
Total Assets (including Senior Secured Notes receivable of $145,000,000 at December 31, 2000, 2001 and 2002)(a)	$145,936,000	$154,252,000	$145,707,000

Total Liabilities and Capital (including $145,000,000 of Senior Secured Notes Due 2005)	$145,936,000	$154,252,000	$145,707,000

Interest Income from THCR Holdings	$22,475,000	$22,475,000	$22,511,000

Interest Expense	$22,475,000	$22,475,000	$22,511,000

Net income	$—	$—	$—

(a)	THCR Enterprises, a wholly owned subsidiary of THCR Holdings, purchased $35,500,000 of these Senior Secured Notes during 2000 having an aggregate principal amount of $35,500,000.

(10)    Trump World’s Fair Closing

On October 4, 1999, THCR closed Trump World’s Fair. The estimated cost of closing Trump World’s Fair was $123,959,000 which includes $97,221,000 for the writedown of the assets and $26,738,000 of costs incurred and estimated to be incurred in connection with the closing and demolition of the building. For the year ended December 31, 2000, an additional $814,000 was charged to operations.

TRUMP HOTELS & CASINO RESORTS, INC.

TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11)    Twenty-Nine Palms Development

On April 27, 2000, as amended on March 28, 2002, THCR Management entered into a management agreement (“Management Agreement”) with the Twenty-Nine Palms Band of Luiseno Mission Indians of California, a sovereign Native American nation (the “ Tribe”). On April 15, 2002, the Management Agreement was approved by the National Indian Gaming Commission ( the “NIGC”), and on April 16, 2002, THCR Management commenced operating the Trump 29 Casino, a casino owned by the Tribe through its sole ownership of the Twenty Nine Palms Enterprises Corporation, (“Palms Enterprise”), pursuant to the Management Agreement.

The Management Agreement provides that THCR Management will manage and direct all business and affairs in connection with the day-to-day operation, management and maintenance (the “Management Services”) of the Tribe’s recently renovated and expanded casino renamed Trump 29 Casino, which opened on April 2, 2002. The term of the Management Agreement is for five years and expires during April 2007. Commencing in April 2005, an affiliate of the Tribe has the option of buying-out THCR Management from the Management Agreement for an early termination fee as defined in the Management Agreement. Pursuant to the Management Agreement, in consideration for the Management Services, THCR Management receives an annual fee based on a percentage of Net Revenues (as defined in the Management Agreement) for each year of the term (the “Management Fee”). Subject to the rights of the Tribe’s lenders and payment of certain priority amounts under the Management Agreement, the management fee is payable monthly in amounts equal to the accrued management fee for the preceding month plus any accrued, unpaid amounts. Management Fee revenue was $2,710,000 for the year ended December 31, 2002. To assist the Tribe in the renovation of the Trump 29 Casino, Trump Hotels & Casino Resorts Development Company, LLC (“THCR Development”), a subsidiary of THCR Holdings entered into a Gaming Facility Construction and Development Agreement(the “Development Agreement”), dated April 27, 2000, with the Tribe. Pursuant to the Development Agreement, THCR Development and the Palms Enterprise constructed, furnished and equipped a gaming resort on the Tribe’s existing 75,000 square-foot casino. This construction was completed during 2002 with an additional wing including a casino floor and certain dining and entertainment facilities.

To enable the Tribe to complete the construction and renovation of the Tribe’s casino, THCR Management agreed to act as a participant in the Tribe’s construction loan (the “Tribe Construction Loan”) committing to provide the Tribe with up to $15,800,000 of the $58,000,000 total financing for the project. The Tribe Construction Loan bore interest at the prime rate (as defined) plus 1% and matured in August 2007. On November 2, 2001, THCR Management entered into a loan agreement with the Trust Company of the West and certain affiliates thereof (the “TCW Lenders”), pursuant to which the TCW Lenders agreed to loan up to $18,800,000 to THCR Management to enable THCR Management to fund its participation in the Tribe Construction Loan and to pay related expenses (the “Management Loan”).

On November 2, 2001, $11,000,000 of the $18,800,000 commitment under the Management Loan was advanced to THCR Management, of which approximately $8,300,000 was escrowed to fund the participation of THCR Management in the Tribe Construction Loan, and approximately $2,700,000 was allocated to pay fees, expenses and to make required escrow deposits in connection with the Management Loan. During 2002, additional lender participants were added to the lending group funding the Tribe Construction Loan and consequently, THCR Management’s participation in the Tribe Construction Loan was reduced from $15,800,000 to $8,300,000. As of December 31, 2001, $3,535,000 of the $8,300,000 had been funded to the Tribe.

During 2002, THCR Management funded an additional $3,962,000 out of the escrow account to the Tribe in connection with the Tribe Construction Loan. On September 12, 2002, THCR Management assigned its interest

TRUMP HOTELS & CASINO RESORTS, INC.

TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in the Tribe’s construction loan to a group of unrelated third-party lenders. The proceeds of such assignment were used by THCR Management, together with the proceeds of a new $2.2 million loan described below, to satisfy THCR Management’s outstanding indebtedness on the Management Loan. In connection with the repayment of the Management Loan, THCR Management wrote-off approximately $1,700,000 of unamortized deferred financing costs associated with the Management Loan. The write-off of this amount is included in interest expense in the accompanying statement of operations.

On September 12, 2002, THCR Management entered into a $2.2 million loan agreement with First National Bank (“FNB Loan”). The FNB Loan bears interest at the rate of nine percent (9.0%) per annum and matures during April 2003. The FNB Loan is secured by a pledge of the management fee payable to THCR Management under the Management Agreement. The outstanding balance on this loan as of December 31, 2002 was $1,268,000.

(12)    Quarterly Financial Data (unaudited)

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Revenues	$274,264,000	$294,424,000	$327,384,000	$280,219,000
Income from Operations	27,372,000	42,184,000	70,179,000	39,759,000
THCR Net Income (Loss)	(16,852,000)	(7,762,000)	9,522,000	(10,220,000)
Basic and Diluted Earnings (Loss) per Share	(0.77)	(0.35)	0.43	(0.46)
THCR Holdings Net Income (Loss)	(26,568,000)	(12,237,000)	15,012,000	(16,112,000)

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Revenues	$295,790,000	$307,571,000	$342,595,000	$283,079,000
Income from Operations	48,198,000	55,570,000	75,574000	28,025,000
THCR Net Income (Loss)	(4,586,000)	244,000	9,633,000	(17,260,000)
Basic and Diluted Earnings (Loss) per Share	(0.21)	0.01	0.44	(0.78)
THCR Holdings Net Income (Loss)	(7,230,000)	384,000	15,188,000	(27,211,000)

Note: Net Revenues and Income from Operations are the same for both THCR and THCR Holdings.

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act (the “Act). This Act, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of a new alternative minimum assessment amount under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. The Act is retroactive to January 1, 2002. In accordance with the Act, the Company recorded a charge to tax expense of $3,718,000 for the nine months ended September 30, 2002, which represents the cumulative tax due from January 1, 2002 to September 30, 2002. This charge was recorded beginning in the period in which the tax law was passed (third quarter) pursuant to the accounting literature in Financial Accounting Standards Board Statement Number 109, Accounting for Income Taxes.

During the fourth quarter of 2002, the Company agreed to donate CRDA funds in return for the use of other CRDA funds for a specific project. As a result of this donation, the Company recorded a charge to operations of $9,602,000 during the fourth quarter.

TRUMP HOTELS & CASINO RESORTS, INC.

TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the third quarter of 2002, the Company reclassified certain costs (primarily bus coin) from costs and expenses to promotional allowances to be consistent with prevailing industry practice, which totaled $5,385,000 and $5,826,000 for the three months ended March 31, 2002 and June 30, 2002 and $7,229,000, $6,930,000, $7,228,000 and $5,711,000 for the three months ended March 31, 2001, June 30, 2001, September 30, 2001 and December 31, 2001, respectively.

(13)    Subsequent Events

On March 25, 2003, Trump Casino Holdings, LLC (“TCH”), a wholly owned subsidiary of THCR, issued $490,000,000 of Mortgage Notes (“Notes”) due in 2010. On the same date, Trump’s Castle Associates, L.P. changed its name to Trump Marina Associates, L.P. and, along with Trump Indiana and THCR Management, became wholly owned subsidiaries of TCH. The net proceeds from the issuance of the Notes was approximately $450,000,000 and was used to redeem all of the outstanding principal balance of the Castle Mortgage Notes due in 2003, the PIK Notes not held by THCR, the Term Credit Facility, a portion of the Senior Notes, the FNB Loan and a portion of the Trump Indiana Notes. The remaining portion of the Senior Notes was retired through the issuance of 1,500 shares of THCR Series A Preferred Stock which has a liquidation value of $15,000,000, which was equal to the face amount of the Senior Notes retired. The Preferred Stock can be exchanged for common stock at $1.90 per share, subject to stockholder approval.

As a result of the debt refinancing, the Company reflected all refinanced debt with a scheduled maturity in 2003 as long-term in the accompanying balance sheet at December 31, 2002.

In connection with the transactions discussed above, the Services Agreement was terminated effective January 1, 2003.

The following report of Arthur Andersen LLP is a copy of a previously issued report that has not been reissued by Arthur Andersen LLP. The report of Ernst & Young LLP included in this Form 10-K relates to the year ended December 31, 2002. Consequently, for the purposes of this Form 10-K, the following report of Arthur Andersen LLP, which is the most recently issued report, relates to the years ended December 31, 2001 and 2000.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump Hotels & Casino Resorts, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Trump Hotels & Casino Resorts, Inc. (“THCR”) and subsidiary included in this Form 10-K and have issued our report thereon dated March 13, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is the responsibility of the management of THCR and is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Roseland, New Jersey

March 13, 2002

The following report of Arthur Andersen LLP is a copy of a previously issued report that has not been reissued by Arthur Andersen LLP. The report of Ernst & Young LLP included in this Form 10-K relates to the year ended December 31, 2002. Consequently, for the purposes of this Form 10-K, the following report of Arthur Andersen LLP, which is the most recently issued report, relates to the years ended December 31, 2001 and 2000.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump Hotels & Casino Resorts Holdings, L.P.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Trump Hotels & Casino Resorts Holdings, L.P. and subsidiaries included in this Form 10-K and have issued our report thereon dated March 13, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is the responsibility of the management of Trump Hotels & Casino Resorts Holdings, L.P. and is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Roseland, New Jersey

March 13, 2002

SCHEDULE II

TRUMP HOTELS & CASINO RESORTS, INC.

AND TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

	Balance at Beginning of Period	Charged to Costs and Expenses	Other Changes (Deductions)		Balance at End of Period
YEAR ENDED DECEMBER 31, 2000
Allowances for doubtful accounts	$11,950,000	$6,857,000	$(3,431,000	)(a)	$15,376,000
Valuation allowance for CRDA investments	$18,769,000	$10,575,000	$(12,470,000	)(b)	$16,874,000
YEAR ENDED DECEMBER 31, 2001
Allowances for doubtful accounts	$15,376,000	$7,490,000	$(4,277,000	)(a)	$18,589,000
Valuation allowance for CRDA investments	$16,874,000	$5,569,000	$(3,501,000	)(b)	$18,942,000
YEAR ENDED DECEMBER 31, 2002
Allowances for doubtful accounts	$18,589,000	$8,974,000	$(9,535,000	)(a)	$18,028,000
Valuation allowance for CRDA investments	$18,942,000	$14,806,000	$(17,515,000	)(b)	$16,233,000

(a)	Write-off uncollectible accounts.
(b)	Reversal of allowance applicable to contribution of CRDA investments.

EXHIBIT INDEX

Exhibit No.	Description

10.32	Third Amendment, dated December 11, 2002, of the Employment Agreement, dated March 6, 1998, as amended, between Mark A. Brown and Trump Taj Mahal Associates.

10.34	Amendment, dated January 9, 2003, to Robert M. Pickus’ Employment Agreement, dated April 17, 2000

10.36	Amendment, dated January 9, 2003, to Francis X. McCarthy, Jr.’s Employment Agreement, dated April 17, 2000

10.38	Amendment, dated January 9, 2003, to Joseph A. Fusco’s Employment Agreement, dated April 17, 2000

99.1	Certification of the Chief Executive Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Code of Ethics

S-4