Form 10-Q
period 2003-03-31
TRUMP HOTELS & CASINO RESORTS INC
filed 2003-05-15
CIK 943320

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).      Yes  ☐    No  ☒

The number of outstanding shares of Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts, Inc. as of May 15, 2003 was 22,010,027.

The number of outstanding shares of Class B Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts, Inc. as of May 15, 2003 was 1,000.

TRUMP HOTELS & CASINO RESORTS, INC.,

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

TRUMP HOTELS & CASINO RESORTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	December 31, 2002	March 31, 2003
		(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$116,072	$141,692
Receivables, net	37,795	35,555
Inventories	11,922	11,379
Advances to affiliates, net	337	354
Prepaid expenses and other current assets	11,748	9,354

Total Current Assets	177,874	198,334

INVESTMENT IN BUFFINGTON HARBOR, L.L.C.	31,842	30,909
INVESTMENT IN TRUMP’S CASTLE PIK NOTES	124,053	—
PROPERTY AND EQUIPMENT, NET	1,786,056	1,775,196
DEFERRED BOND AND LOAN ISSUANCE COSTS, NET	15,105	30,691
OTHER ASSETS	61,199	61,168

Total Assets	$2,196,129	$2,096,298

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$19,911	$18,559
Accounts payable and accrued expenses	132,195	141,169
Accrued interest payable	28,860	62,121

Total Current Liabilities	180,966	221,849

LONG-TERM DEBT, net of current maturities	1,913,026	1,789,460
OTHER LONG-TERM LIABILITIES	19,803	16,086

Total Liabilities	2,113,795	2,027,395

MINORITY INTEREST	5,061	—

STOCKHOLDERS’ EQUITY:
Preferred Stock — Series A, $1.00 par value, 1,500 shares authorized and outstanding, liquidation preference of $15,000	—	15,000
Common Stock, $.01 par value, 75,000,000 shares authorized, 24,206,756 issued; 22,010,027 outstanding	242	242
Class B Common Stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional Paid in Capital	455,645	455,645
Accumulated Deficit	(357,819)	(381,784)
Accumulated Other Comprehensive Loss	(595)	—
Less treasury stock at cost, 2,196,729 shares	(20,200)	(20,200)

Total Stockholders’ Equity	77,273	68,903

Total Liabilities and Stockholders’ Equity	$2,196,129	$2,096,298

See accompanying notes.

TRUMP HOTELS & CASINO RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003

(unaudited)

(dollars in thousands, except share data)

	Three Months Ended March 31,
	2002	2003
REVENUES:
Gaming	$311,438	$293,708
Rooms	18,835	17,915
Food and Beverage	30,334	28,693
Other	8,716	8,537

Gross Revenues	369,323	348,853
Less — Promotional allowances	73,533	70,079

Net Revenues	295,790	278,774

COSTS AND EXPENSES:
Gaming	143,163	140,716
Rooms	7,662	7,436
Food and Beverage	10,640	10,232
General and Administrative	64,594	67,780
Depreciation and Amortization	19,418	22,686
Debt Renegotiation Costs	2,115	2,628

	247,592	251,478

Income from operations	48,198	27,296

NON-OPERATING INCOME AND (EXPENSE):
Interest income	482	633
Interest expense	(55,215)	(58,053)
Gain on debt refinancing, net	—	2,892
Other non-operating income (expense), net	(93)	(20)

	(54,826)	(54,548)

Loss before equity in loss from Buffington Harbor, L.L.C., provision for income taxes and minority interest	(6,628)	(27,252)
Equity in loss from Buffington Harbor, L.L.C.	(602)	(615)

Loss before income taxes and minority interest	(7,230)	(27,867)
Provision for income taxes	—	(1,159)

Loss before minority interest	(7,230)	(29,026)
Minority Interest	2,644	5,061

NET LOSS	$(4,586)	$(23,965)

Basic and diluted loss per share	$(0.21)	$(1.09)

Weighted average number of shares outstanding — basic and diluted	22,010,027	22,010,027

See accompanying notes.

TRUMP HOTELS & CASINO RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2003

(unaudited)

(dollars in thousands)

	Issuance of Series A Preferred Stock	Common Stock Amount	Add’l Paid In Capital	Accum Deficit	Accum Other Comp Loss	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2002	$—	$242	$455,645	$(357,819)	$(595)	$(20,200)	$77,273

Net Loss				(23,965)			(23,965)
Termination of interest rate swap in connection with debt refinancing					595		595

Total comprehensive loss							(23,370)

Preferred Stock	15,000						15,000

Balance, March 31, 2003	$15,000	$242	$455,645	$(381,784)	$—	$(20,200)	$68,903

At December 31, 2002 and March 31, 2003, there were 22,010,027 shares of Common Stock outstanding and 1,000 shares of Class B Common Stock outstanding. On March 31, 2003, 1,500 shares of Series A Preferred Stock were issued and outstanding.

See accompanying notes.

TRUMP HOTELS & CASINO RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003

(unaudited)

(dollars in thousands)

	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,586)	$(23,965)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Gain on debt refinancing, net	—	(2,892)
Issuance of debt in satisfaction of accrued interest	4,799	8,636
Non-cash increase in Trump’s Castle PIK Notes	(4,302)	(6,177)
Equity in loss of Buffington Harbor, L.L.C.	602	615
Depreciation and amortization	19,418	22,686
Minority interest in net loss	(2,644)	(5,061)
Accretion of discounts on mortgage notes	1,772	1,964
Amortization of deferred loan costs	1,629	1,749
Provision for losses on receivables	1,759	1,911
Write-down of CRDA investments	1,364	1,429
Changes in operating assets and liabilities:
Decrease in receivables	1,518	323
Decrease in inventories	164	543
Decrease in other current assets	1,162	2,340
Decrease (increase) in advances to affiliates, net	429	(17)
Decrease (increase) in other assets	800	(863)
Increase in accounts payable, accrued expenses, and other current liabilities	1,885	6,595
Increase in accrued interest payable	36,275	33,261
Increase (decrease) in other long-term liabilities	4,520	(2,814)

Net cash flows provided by operating activities	66,564	40,263

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(5,162)	(9,278)
Purchase of CRDA investments	(3,383)	(3,268)
Advances to Tribe	(1,683)	—
Other	(23)	318

Net cash flows used in investing activities	(10,251)	(12,228)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from additional borrowings, net of discount	—	468,036
Issuance of Preferred Stock	—	15,000
Loan costs on additional borrowings	—	(18,527)
Payment of long-term debt	(5,179)	(466,924)

Net cash flows used in financing activities	(5,179)	(2,415)

NET INCREASE IN CASH AND CASH EQUIVALENTS	51,134	25,620
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	119,173	116,072

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$170,307	$141,692

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$10,151	$21,252

Purchase of property and equipment under capital lease obligations	1,455	1,760

See accompanying notes.

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)    Organization and Operations

The accompanying condensed consolidated financial statements include those of Trump Hotels & Casino Resorts, Inc., a Delaware corporation (“THCR”),Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership (“THCR Holdings”), and Subsidiaries (as defined below). THCR Holdings is currently owned approximately 63.4% by THCR, as both a general and limited partner, and approximately 36.6% by Donald J. Trump (“Trump”), as a limited partner. Trump’s limited partnership interest in THCR Holdings represents his economic interests in the assets and operations of THCR Holdings. Such limited partnership interest is convertible at Trump’s option into 13,918,723 shares of THCR’s common stock, par value $.01 per share (the “THCR Common Stock”) (subject to certain adjustments), and if converted, would give Trump ownership of 44.5% of the THCR Common Stock (including his current personal share ownership) or 47.0% (assuming currently exercisable options held by Trump were exercised). Accordingly, the accompanying condensed consolidated financial statements include those of THCR and its 63.4% owned subsidiary, THCR Holdings and its wholly-owned subsidiaries. In connection with the March 2003 financing (see Note 3), Trump acquired 1,500 shares of Series A Preferred Stock, par value $1.00 per share, which, upon stockholder approval, may be exchanged by Trump for an aggregate of 7,894,737 shares of THCR Common Stock (subject to anti-dilution protection). Upon obtaining stockholder approval, Trump’s beneficial ownership of the THCR Common Stock would increase to approximately 56.2%. The minority interest liability in the consolidated balance sheet is adjusted with the proportionate share of the earnings (losses) of THCR. During the quarter ended March 31, 2003, the minority interest liability was completely eliminated through past losses. Consequently, losses will no longer be allocated to minority interest.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC.

The casino industry in Atlantic City is seasonal in nature. Accordingly, results of operations for the period ended March 31, 2003 are not necessarily indicative of the operating results for a full year.

THCR has no operations and its ability to service its debt is dependent on the successful operations of the following subsidiaries of THCR Holdings (the “Subsidiaries”): (i) Trump Atlantic City Associates, a New Jersey general partnership (“Trump AC”), which is comprised of Trump Taj Mahal Associates, a New Jersey general partnership (“Taj Associates”), and Trump Plaza Associates, a New Jersey general partnership (“Plaza Associates”); and (ii) Trump Casino Holdings, LLC, a Delaware single member limited liability company (“TCH”), which is comprised of: Trump Indiana, Inc., a Delaware corporation (“Trump Indiana”); Trump Marina Associates, L.P., a New Jersey limited partnership (“Marina Associates”), and THCR Management Services, LLC, a Delaware limited liability company (“THCR Management”), which manages Trump 29 Casino located in the Palm Springs, California area pursuant to a five-year management agreement (the “Trump 29 Management Agreement”) with the Twenty-Nine Palms Band of Luiseno Mission Indians (the “Tribe”). TCH was capitalized in March 2003 and Trump Indiana, Marina Associates, Trump Marina, Inc., THCR Management, THCR Management Holdings, LLC (the sole member of THCR Management) and Trump Indiana Realty, LLC became wholly-owned subsidiaries of TCH on March 25, 2003 pursuant to a corporate reorganization approved by the Board of Directors of THCR. THCR, through THCR Holdings and its subsidiaries (collectively, the Company), is the exclusive vehicle through which Trump engages in gaming activities.

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Basic and Diluted Loss Per Share

Basic loss per share is based on the weighted average number of shares of THCR Common Stock outstanding. Diluted loss per share includes the impact of the conversion of Series A Preferred Stock and common stock options using the treasury stock method unless the impact of such securities is anti-dilutive. The shares of THCR’s Class B common stock, par value $.01 per share (the “THCR Class B Common Stock”), owned by Trump have no economic interest and therefore are not considered in the calculation of weighted average shares outstanding.

Stock-based Compensation Plans

THCR has stock-based employee compensation plans. The Company applies the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for those plans. For stock options, no compensation expense is reflected in net loss as all stock options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Pro forma information regarding net income (loss) and earning (loss) per share is required by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and has been determined as if the Company had accounted for its stock plans under the fair value method of SFAS No. 123. Pro forma results are not necessarily indicative of the pro forma results for any future period. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months ended March 31,
	2002	2003
Net loss as reported	$(4,586,000)	$(23,965,000)
Deduct total stock-based compensation
expense determined under fair value method
of all awards, net of tax	(125,000)	(191,000)

Pro forma loss	$(4,711,000)	$(24,156,000)

Basic and diluted loss per-share as reported	$(0.21)	$(1.09)

Basic and diluted loss per-share pro forma	$(0.21)	$(1.10)

Reclassifications

During September 2002, the Company reclassified certain costs (primarily bus coin) from costs and expenses to promotional allowances to be consistent with prevailing industry practice. The amount of $5,385,000 for the three months ended March 31, 2002, has been reclassified to conform to the current period presentation.

Certain other reclassifications and disclosures have been made to prior year financial statements to conform to the current year presentation.

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(2)    Other Assets

Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City. At December 31, 2002 and March 31, 2003, other assets include $8,014,000, which Plaza Associates believes will be recoverable on the settlement of the appeal.

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

(3)    Debt Refinancing

On March 25, 2003, TCH and Trump Casino Funding, Inc., or TCF, consummated a private placement, or the TCH Note Offering, of $475.0 million aggregate principal amount of two new issues of mortgage notes, consisting of $425.0 million principal amount of first priority mortgage notes due March 15, 2010, bearing interest at a rate of 11.625% per year payable in cash, sold at a price of 94.832% of their face amount for an effective yield of 12.75%, (the First Priority Mortgage Notes), and $50.0 million principal amount of second priority mortgage notes due September 15, 2010, bearing interest at a rate of 11.625% per year payable in cash, plus 6.0% through the issuance of payable-in-kind notes (the Second Priority Mortgage Notes, and together with the First Priority Mortgage Notes, the TCH Notes). The indentures of the TCH Notes contain various restrictions including the ability of TCH to incur additional debt, pay dividends, issue stock or repurchase stock, make capital expenditures, or merge with another entity. The TCH Notes are guaranteed by each of the subsidiaries of TCH, other than TCF which is a co-issuer of the TCH Notes, fully and unconditionally and on a senior secured basis. Substantially all assets of TCH and its subsidiaries are pledged as security on the TCH Notes.

In connection with the TCH Note Offering, Donald J. Trump purchased in a concurrent private offering, $15.0 million aggregate principal amount of additional Second Priority Mortgage Notes at the same purchase price at which the initial purchasers purchased the Second Priority Mortgage Notes.

The net proceeds of the TCH Note Offering and the concurrent private offering of Second Priority Mortgage Notes to Donald J. Trump were used to:

•	redeem at the applicable redemption prices $242.1 million aggregate principal amount of Trump’s Castle Funding, Inc.’s, or Castle Funding’s, 11.75% Mortgage Notes due 2003;

•	repay $70.0 million aggregate principal amount of Marina Associates’ bank debt due 2003;

•	redeem at the applicable redemption prices $14.3 million principal amount of Castle Funding’s 13.875% Pay-In-Kind Notes due 2005, or the Castle PIK Notes;

•	repay $20.3 million aggregate principal amount of Trump Indiana’s bank debt in 2006;

•	acquire and redeem at the applicable redemption prices $96.9 million aggregate principal amount (including the call premium) of THCR Holdings’ 15.5% Senior Notes due 2005, or the THCR Holdings Senior Notes; and

•	repay $0.2 million aggregate principal amount of THCR Management’s bank debt due 2003.

Also, in connection with the TCH Note Offering, $141.9 million principal amount of Castle PIK Notes and $35.5 million principal amount of THCR Holdings Senior Notes held by THCR Holdings and its subsidiaries were cancelled without payment.

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Included in the $96.9 million principal amount (including call premium) of THCR Holdings Senior Notes purchased with the net proceeds of the TCH Note Offering, $1.7 million principal amount of THCR Holdings Senior Notes were held by Mr. Trump. THCR Holdings also acquired an additional $15.0 million principal amount of THCR Holdings Senior Notes on the closing date of the TCH Note Offering in a private transaction with Donald J. Trump. The purchase price of the aggregate $16.7 million principal amount of THCR Holdings Senior Notes acquired from Mr. Trump consisted of the proceeds from the issuance of 1,500 shares of Series A Preferred Stock, par value $1.00 per share, of THCR valued at $15.0 million, plus a cash amount equal to $1.7 million, plus the applicable redemption premium of 2.583% (approximately $430,000) and accrued interest of approximately $0.7 million on the entire $16.7 million principal amount of THCR Holdings Senior Notes sold by Mr. Trump. The Series A Preferred Stock of THCR, upon stockholder approval, may be exchanged by Mr. Trump for an aggregate of 7,894,737 shares of THCR Common Stock (subject to anti-dilution protection). The Series A Preferred Stock (which is newly designated) does not pay or accrue any dividend and has a liquidation preference aggregating $15.0 million. The Series A Preferred Stock may not be exchanged for THCR Common Stock until such time as the stockholders of THCR approve such issuance.

Financing costs, including underwriters’ discounts of 2.5% to the purchasers of the First Priority Mortgage Notes and 10% to the purchasers of the Second Priority Mortgage Notes and direct transactional fees (including accounting, legal and printing), have been capitalized as deferred bond and loan issuance costs in the accompanying balance sheet and are being amortized to interest expense over the term of the debt.

In connection with the refinancing, THCR incurred a net gain of $2,892,000 which consists of a net gain of $10,451,000 on the retirement of Castle Funding’s 11.75% Mortgage Notes due 2003 and the Castle PIK Notes, a $2,828,000 call premium on the retirement of THCR Holdings Senior Notes, the settlement of Trump Indiana’s interest rate swap for $851,000 and the write-off of unamortized loan costs of approximately $3,880,000.

The TCH Notes were offered to qualified institutional buyers under Rule 144A and Regulation S of the Securities Exchange Act of 1934. Under the indentures governing the TCH Notes, TCH and TCF filed a registration statement on Form S-4 (File No.: 333-104916) with the SEC on May 1, 2003 to register notes having substantially identical terms as the TCH Notes, or the Exchange Notes, as part of an offer to exchange freely tradable Exchange Notes for the TCH Notes. The exchange offer will not be commenced unless and until the registration statement is declared effective by the SEC.

(4)    Debt Renegotiation Costs

THCR previously announced its intention to refinance or modify the terms of THCR’s and its subsidiaries’ public debt issues. During the three months ended March 31, 2002 and 2003, debt renegotiation costs of $2,115,000 and $2,628,000, respectively, were expensed in the accompanying Statements of Operations. Debt renegotiation costs include the costs associated with 2002 debt refinancing no longer pursued and transactional fees earned upon the successful completion of the TCH debt refinancing on March 25, 2003.

(5)    THCR Management Services

Under the Trump 29 Management Agreement, THCR Management manages the day-to-day operations of Trump 29 Casino. During the three months ended March 31, 2003, THCR Management earned $964,000 in management fees (included in other revenues) and incurred $109,000 of general and administrative costs pursuant to the Trump 29 Management Agreement.

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(6)    New Jersey Corporate Business Tax

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act (the “Act”). This Act, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of a new alternative minimum assessment under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. As a result of the change in tax law, THCR has recorded a charge to income tax expense of $1,159,000 for the three months ended March 31, 2003. There was no comparable expense in 2002 since this charge was recorded beginning in the period in which the tax law was passed (third quarter of 2002) pursuant to the accounting literature in Financial Accounting Standards Board Statement Number 109, “Accounting for Income Taxes.”

(7)    Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002. The effect of adoption was not material to the Company’s financial results.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN No. 45”). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. For the company, the initial recognition, measurement provision and disclosure requirements of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. The effect of adoption was not material to the Company’s financial results.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For existing variable interest entities, the consolidated requirement is effective for interim or annual financial statements beginning after June 15, 2003. The Company does not believe that it has any variable interest entities, which will be subject to consolidation pursuant to FIN No. 46.

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In this section, the words “Company,” “we,” “our,” “ours,” and “us” refer to Trump Hotels & Casino Resorts, Inc. (“THCR”), Trump Hotels & Casino Resorts Holdings, L.P. (“THCR Holdings”) and its subsidiaries, unless otherwise noted. We, through one or more subsidiaries of THCR Holdings, own and operate four casinos. Three of the four casinos are located in Atlantic City, New Jersey: (i)Trump Plaza Hotel and Casino (“Trump Plaza”), (ii)Trump Taj Mahal Casino Resort (the “Taj Mahal”) and (iii) the Trump Marina Hotel Casino (“Trump Marina”), and together with the Trump Plaza and the Taj Mahal, (the “Trump Atlantic City Properties”). The fourth is a riverboat casino docked in Buffington Harbor on Lake Michigan in Indiana (the “Indiana Riverboat,” and together with the Trump Atlantic City Properties, the “Trump Casino Properties”). We also manage, through THCR Management, Trump 29 Casino located in the Palm Springs, California area pursuant to the Trump 29 Management Agreement with the Tribe. Terms not defined in this section shall have the meanings ascribed to them elsewhere in this Quarterly Report on Form 10-Q.

General

Our business is subject to a variety of risks and uncertainties, some of which are discussed below.

We have substantial indebtedness and interest expense which could limit capital expenditures and adversely affect our competitiveness.

The Company has substantial indebtedness and interest expense. Interest expense as a percentage of net revenues was 20.8% and 18.7% for the three months ended March 31, 2003 and 2002, respectively.

As previously announced, we have sought to refinance or modify the terms of THCR’s and its subsidiaries public debt issues. In March 2003, we refinanced an aggregate principal amount of approximately $441.4 million of debt with the net proceeds of the TCH Note Offering. See “Note 3 to the Condensed Consolidated Financial Statements (unaudited).” Upon consummation of the TCH Note Offering, our consolidated long-term debt was not reduced significantly and our consolidated interest expense remains high. Capital expenditures, such as room refurbishment, amenity upgrades and replacements and additions of new gaming equipment, are necessary from time to time to preserve the competitiveness of our properties. In addition, construction of additional rooms at one or more of our Atlantic City properties could be desirable in the future. Our high levels of interest expense, however, could limit our ability to make capital expenditures necessary to improve and upgrade our properties and preserve our competitive position. We have substantial indebtedness maturing in 2006, and we may seek to refinance this indebtedness on more favorable terms when and if market conditions are suitable. We cannot assure you, however, that we will be successful in reducing our interest expense in any refinancing. Management believes that, based upon THCR’s current cash flow forecasts for 2003, THCR and its subsidiaries will have sufficient cash flows to meet their respective debt service and operating expense requirements throughout 2003.

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

A downturn in the regional economy and high energy and gasoline prices and adverse weather conditions could negatively impact our financial performance.

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

Also, a majority of our patrons drive to our properties. High gasoline prices could reduce automobile travel and decrease the number of patrons to our properties. In addition, adverse weather conditions reduce automobile travel. As a result, our business, assets, financial condition and results of operations could be adversely affected by a weakening of regional economic conditions, high gasoline prices and/or adverse weather conditions.

We may incur losses that would not be covered by insurance and the cost of insurance is expected to continue to increase.

Although we maintain insurance which is customary and, we believe, appropriate for our business, we cannot assure you that insurance will be available or adequate to cover all losses and damage to which our business or our assets might be subjected. In connection with insurance renewals subsequent to September 11, 2001, the availability of insurance coverage for certain types of damages or occurrences has been diminished substantially and the cost of insurance has increased significantly. Consequently, we are self-insured for certain risks and levels of risk. The lack of insurance for certain types or levels of risk could expose us to significant losses in the event that an uninsured catastrophe occurred. Any uncovered losses may decrease our future operating income, require us to find replacements or repairs and reduce funds otherwise available to upgrade our property.

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

From time to time, and as was the case in the second quarter of 2002 in Indiana, various state and federal legislators have proposed changes in tax laws that affect the gaming industry. In connection with permitting dockside gaming which we believe is advantageous, the Indiana state legislature passed legislation effective July 1, 2002 that increased the gaming tax rates in Indiana. If a casino elects to become a dockside operation, the gaming tax rate structure changes from a flat tax rate of 22.5% to a graduated scale with a maximum tax rate of 35.0%, depending on gaming revenues levels. Trump Indiana became a dockside operation in August 2002.

In February 2003, in response to state budgetary concerns, the Governor of New Jersey proposed increasing New Jersey’s casino gross revenue tax from 8.0% to 10.0%, to tax complimentaries and to impose a 7.0% occupancy tax on hotel rooms. The outcome of this tax proposal is uncertain at this time. Any tax increase imposed on the Trump Atlantic City Properties would reduce our profitability.

Our Business is Subject to a Variety of Other Risks and Uncertainties.

Our financial condition and results of operations could be affected by other events and uncertainties that are beyond our control, such as (i) capital market conditions which could affect our ability to raise capital for refinancing debt or pursuing other alternatives, (ii) future acts of terrorism and their impact on capital markets, the economy, consumer behavior and operating expenses, including insurance premiums, (iii) competition from existing and potential new competitors in Atlantic City and other markets, which is likely to increase over the next five years, (iv) regulatory changes, and (v) adverse or unfavorable weather conditions.

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

Revenue Recognition and Allowance for Doubtful Accounts

The majority of the Company’s revenue is from gaming activities, and the majority of such revenue is derived from cash, which by nature does not require complex estimations. The Company does extend credit to customers on a discretionary basis to certain qualified patrons. Credit play as a percentage of total dollars wagered has been approximately 20% for the past three years. The Trump Casino Properties establish credit limits based upon a particular patron’s creditworthiness, as determined by an examination of various factors including a credit check of the patron, checking the patron’s personal checking account balance, and checking the patron’s credit limits and indebtedness at other casinos. The Company maintains an allowance for doubtful accounts for those customers whose checks have been unable to be deposited due to non-sufficient funds. This allowance is based on a specific review of customer accounts as well as a review of the history of write-offs of returned markers. Management believes that the reserve recorded is reasonable; however, these estimates could change in the near term based on actual collection experience with each returned marker.

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

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002. The effect of adoption was not material to the Company’s financial results.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN No. 45”). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. For the company, the initial recognition, measurement provision and disclosure requirements of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. The effect of adoption was not material to the Company’s financial results.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For existing variable interest entities, the consolidated requirement is effective for interim or annual financial statements beginning after June 15, 2003. The Company does not believe that it has any variable interest entities, which will be subject to consolidation pursuant to FIN No. 46.

Financial Condition —

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

The Trump Atlantic City Properties compete with other Atlantic City casino/hotels on the basis of customer service, the array of games offered, the attractiveness of a casino/hotel and on extent and quality of the facilities and amenities.

Because the Company has substantial indebtedness and related interest expenses, we have not been able to pursue various capital expansion plans, such as the addition of more hotel rooms. Capital expenditures for the Trump Casino Properties for the three months ended March 31, 2002 and 2003 are as follows:

TRUMP HOTELS AND CASINO RESORTS

CONSOLIDATING CAPITAL EXPENDITURES

(IN THOUSANDS)

	TAJ ASSOC	PLAZA ASSOC	TRUMP AC CONSOL	TRUMP MARINA	TRUMP INDIANA	TCH CONSOL	THCR HOLDINGS	THCR CONSOL.
FOR THE THREE MONTHS ENDED MARCH 31, 2002
Purchase of Property & Equipment	$2,153	$862	$3,015	$803	$1,304	$2,107	$40	$5,162
Capital Lease Additions (A)	1,455	—	1,455	—	—	—	—	1,455

Total Capital Expenditures	$3,608	$862	$4,470	$803	$1,304	$2,107	$40	$6,617

FOR THE THREE MONTHS ENDED MARCH 31, 2003
Purchase of Property & Equipment	$5,525	$887	$6,412	$1,156	$1,705	$2,861	$5	$9,278
Capital Lease Additions (A)	—	1,760	1,760	—	—	—	—	1,760

Total Capital Expenditures	$5,525	$2,647	$8,172	$1,156	$1,705	$2,861	$5	$11,038

(A)	Capital lease additions for Trump Casino Properties were principally slot machines.

Results of Operations: Operating Revenues and Expenses

All business activities of THCR and THCR Holdings are conducted by Plaza Associates, Taj Associates, Marina Associates and Trump Indiana.

Comparison of Three-Month Periods Ended March 31, 2002 and 2003. The following tables include selected data of Plaza Associates, Taj Associates, Trump Indiana and Trump Marina.

	Three Months Ended March 31, 2002
	Plaza Associates	Taj Associates	Trump Indiana	Trump Marina	THCR Consolidated*
	(dollars in thousands)

Revenues:
Gaming	$81,501	$129,925	$32,722	$67,290	$311,438
Other	16,622	26,341	2,138	12,784	57,885

Gross Revenues	98,123	156,266	34,860	80,074	369,323
Less: Promotional Allowances	22,259	31,408	3,004	16,862	73,533

Net Revenues	75,864	124,858	31,856	63,212	295,790

Costs and Expenses:
Gaming	38,019	58,113	16,654	30,377	143,163
Other	5,198	8,465	1,561	3,078	18,302
General & Administrative	15,689	25,211	6,751	15,921	64,594
Depreciation & Amortization	4,319	8,806	1,387	4,901	19,418
Debt Renegotiation Costs	—	—	—	471	2,115

Total Costs and Expenses	63,225	100,595	26,353	54,748	247,592

Income from Operations	12,639	24,263	5,503	8,464	48,198

Non-operating Income	71	79	13	33	389
Interest Expense	(11,831)	(23,317)	(1,096)	(15,609)	(55,215)

Total Non-operating Expense, Net	(11,760)	(23,238)	(1,083)	(15,576)	(54,826)

Loss in Joint Venture	—	—	(602)	—	(602)

Income (Loss) before Minority Interest	$879	$1,025	$3,818	$(7,112)	$(7,230)

Minority Interest					2,644

Net Loss					$(4,586)

*	Intercompany eliminations and expenses of THCR, THCR Holdings, Trump AC and THCR Management are not separately shown.

	Three Months Ended March 31, 2003
	Plaza Associates	Taj Associates	Trump Indiana	Trump Marina	THCR Consolidated*
	(dollars in thousands)

Revenues:
Gaming	$75,431	$123,232	$32,825	$62,220	$293,708
Other	15,613	24,077	1,841	12,650	55,145

Gross Revenues	91,044	147,309	34,666	74,870	348,853
Less: Promotional Allowances	21,078	28,774	3,880	16,347	70,079

Net Revenues	69,966	118,535	30,786	58,523	278,774

Costs and Expenses:
Gaming	36,731	57,158	16,342	30,485	140,716
Other	4,794	8,427	1,540	2,907	17,668
General & Administrative	16,067	26,613	6,943	17,159	67,780
Depreciation & Amortization	5,088	10,359	1,838	5,395	22,686
Debt Renegotiation Costs	—	—	—	(47)	2,628

Total Costs and Expenses	62,680	102,557	26,663	55,899	251,478

Income from Operations	7,286	15,978	4,123	2,624	27,296

Non-operating Income	79	53	349	37	613
Interest Expense	(14,089)	(24,553)	(586)	(20,034)	(58,053)
Gain (Loss) on Bond Redemption	—	—	(1,820)	9,751	2,892

Total Non-operating Expense, Net	(14,010)	(24,500)	(2,057)	(10,246)	(54,548)

Loss in Joint Venture	—	—	(615)	—	(615)
Provision for Income Taxes	(325)	(534)	—	(300)	(1,159)

Income (Loss) before Minority Interest	$(7,049)	$(9,056)	$1,451	$(7,922)	$(29,026)

Minority Interest					5,061

Net Loss					$(23,965)

*	Intercompany eliminations, revenues and expenses of THCR, THCR Holdings, Trump AC, TCH, and THCR Management are not separately shown.

	Three Months Ended March 31, 2002
	Plaza Associates		Taj Associates	Trump Indiana		Trump Marina	THCR Consolidated
	(dollars in thousands)

Table Game Revenues		$25,661	$39,356		$6,310	$15,925	$87,252
Table Game Drop		$143,066	$225,712		$34,662	$85,416	$488,856
Table Win Percentage		17.9%	17.4%		18.2%	18.6%	17.9%
Number of Table Games		88	139		50	80	357
Slot Revenues		$55,840	$85,046		$26,412	$51,233	$218,531
Slot Handle		$702,943	$1,100,722		$347,234	$649,011	$2,799,910
Slot Win Percentage		7.9%	7.7%		7.6%	7.9%	7.8%
Number of Slot Machines		2,844	4,857		1,459	2,523	11,683
Other Gaming Revenues	$	N/A	$5,523	$	N/A	$132	$5,655
Total Gaming Revenues		$81,501	$129,925		$32,722	$67,290	$311,438

	Three Months Ended March 31, 2003
	Plaza Associates			Taj Associates		Trump Indiana			Trump Marina		THCR Consolidated
	(dollars in thousands)

Table Game Revenues		$22,612		$39,887			$4,643		$14,386		$81,528
Incr (Decr) over prior period		$(3,049)		$531			$(1,667)		$(1,539)		$(5,724)
Table Game Drop		$143,924		$223,710			$27,857		$85,666		$481,157
Incr (Decr) over prior period		$858		$(2,002)			$(6,805)		$250		$(7,699)
Table Win Percentage		15.7%		17.8%			16.7%		16.8%		16.9%
Incr (Decr) over prior period		(2.2	) pts	0.4	pts		(1.5	) pts	(1.8	) pts	(1.0	) pts
Number of Table Games		90		126			46		81		343
Incr (Decr) over prior period		2		(13)			(4)		1		(14)
Slot Revenues		$52,819		$78,226			$28,182		$47,690		$206,917
Incr (Decr) over prior period		$(3,021)		$(6,820)			$1,770		$(3,543)		$(11,614)
Slot Handle		$675,989		$976,008			$345,849		$590,906		$2,588,752
Incr (Decr) over prior period		$(26,954)		$(124,714)			$(1,385)		$(58,105)		$(211,158)
Slot Win Percentage		7.8%		8.0%			8.2%		8.1%		8.0%
Incr (Decr) over prior period		(0.1	) pts	0.3	pts		0.6	pts	0.2	pts	0.2	pts
Number of Slot Machines		2,962		4,842			1,728		2,510		12,042
Incr (Decr) over prior period		118		(15)			269		(13)		359
Other Gaming Revenues	$	N/A		$5,119		$	N/A		$144		$5,263
Incr (Decr) over prior period	$	N/A		$(404)		$	N/A		$12		$(392)
Total Gaming Revenues		$75,431		$123,232			$32,825		$62,220		$293,708
Incr (Decr) over prior period		$(6,070)		$(6,693)			$103		$(5,070)		$(17,730)

Gaming revenues are the primary source of THCR’s revenues. Table game revenues represent the amount retained by THCR from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by “high rollers.” The Atlantic City industry table game win percentages were 16.2% and 16.6% for the three months ended March 31, 2002 and 2003, respectively. THCR’s table game win percentage was 17.9% and 16.9% for the three months ended March 31, 2002 and 2003, respectively.

Table game revenues decreased $5,724,000, or 6.6%, to $81,528,000 for the three months ended March 31, 2003 compared to $87,252,000 for the three months ended March 31, 2002. The $531,000 increase in table game revenue at the Taj Mahal was primarily due to a 0.4 point increase in table win percentage. Trump Plaza’s 2.2 point decrease in table win percentage is responsible for the $3,049,000 decrease in table game revenue. Trump Marina’s $1,539,000 decrease in table game revenue is due to a 1.8 point decrease in table win percentage. Trump Indiana’s $1,667,000 decrease in table games revenue was due to a $6,805,000 decrease in table game drop, combined with a 1.5 point decrease in table win percentage.

Slot revenues decreased $11,614,000, or 5.3%, to $206,917,000 for the three months ended March 31, 2003 compared to $218,531,000 for the three months ended March 31, 2002. Decreases in slot handle of $26,954,000 at Trump Plaza, $124,714,000 at Trump Taj Mahal and $58,105,000 at Trump Marina primarily contributed to their respective decreases in slot revenues. Trump Indiana’s slot revenues increased $1,770,000 primarily due to a 0.6 point increase in slot win percentage which was partially offset by a $1,385,000 decrease in slot handle.

Overall, gaming revenues during the first quarter of 2003 were negatively impacted by severe winter weather in both the Atlantic City and Chicago/Northern Indiana markets as well as adverse economic conditions and the war in Iraq.

Other revenues for the three months ended March 31, 2003 includes a $964,000 management fee from the Trump 29 Casino located in Coachella, California, for which there was no comparative revenue in 2002.

Gaming costs and expenses decreased $2,447,000 for the three months ended March 31, 2003 to $140,716,000, compared to $143,163,000 for the three months ended March 31, 2002. This decrease was attributed to lower gaming revenues.

General and administrative expenses were $67,780,000 for the three months ended March 31, 2003, a $3,186,000, or 4.9%, increase from $64,594,000 for the three months ended March 31, 2002. This increase was primarily attributed to higher insurance costs, utilities, and real estate taxes.

During the three months ended March 31, 2002 and 2003, THCR incurred debt renegotiation costs of $2,115,000 and $2,628,000, respectively. Debt renegotiation costs include the costs associated with 2002 debt refinancing no longer pursued and transactional fees earned upon the consummation of the TCH Note Offering on March 25, 2003.

In connection with the debt refinancing in March 2003, THCR incurred a net gain of $2,892,000 which consists of a net gain of $10,451,000 on the retirement of Castle Funding’s 11.75% Mortgage Notes due 2003 and the Castle PIK Notes, a $2,828,000 call premium on the retirement of THCR Holdings Senior Notes, the settlement of Trump Indiana’s interest rate swap of $851,000 and the write off of unamortized loan costs of approximately $3,880,000.

Included in other non-operating income for the three months ended March 31, 2002, is a $656,000 distribution from Miss Universe, L.P., LLLP to THCR Holdings. There is no comparable income in 2003.

Income taxes of $1,159,000 in 2003 represent taxes recorded in connection with the New Jersey Business Tax Reform Act enacted during July 2002.

Seasonality

Our cash flows from operating activities are seasonal in nature. Spring and summer are traditionally the peak seasons for the Trump Atlantic City Properties, with autumn and winter being non-peak seasons. Trump 29’s peak seasons are late winter and spring. Trump Indiana generally is not seasonal. Since the Trump Atlantic City Properties account for the majority of our business, our operating results for the two quarters ending in March and December are not historically as profitable as the two quarters ending in June and September. Any excess cash flow achieved from operations during peak seasons is used to subsidize non-peak seasons. Performance in non-peak seasons is usually dependent on favorable weather and a long-weekend holiday calendar. In the event that we are unable to generate excess cash flows in one or more peak seasons, we may not be able to subsidize non-peak seasons, if necessary.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 — CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in Internal Controls. There were no specific changes in the Registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the date of its evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

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

Various other legal proceedings are now pending against THCR. Except as set forth herein and in THCR’s Annual Report on Form 10-K for the year ended December 31, 2002, THCR considers all such proceedings to be ordinary litigation incident to the character of its business and not material to its business or financial condition. THCR believes that the resolution of these claims, to the extent not covered by insurance, will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations of THCR.

ITEM 2 — CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 19, 2003, Donald J. Trump entered into a note purchase agreement (the “Note Purchase Agreement”) with THCR, THCR Holdings and Trump Hotels & Casino Resorts Funding, Inc. (“THCR Funding”) pursuant to which Mr. Trump agreed to sell $16.7 million principal amount of the THCR Holdings Senior Notes owned by him to THCR Holdings and THCR Funding, the issuers of the THCR Holdings Senior Notes, in exchange for 1,500 shares of Series A Preferred Stock, par value $1.00 per share, of THCR (having an aggregate liquidation preference of $15.0 million), plus a cash amount equal to $1.7 million, plus the applicable redemption premium of 2.583% (approximately $432,000) and accrued interest of approximately $0.7 million on the entire $16.7 million principal amount of THCR Holdings Senior Notes sold by Mr. Trump to the issuers. The transactions contemplated by the Note Purchase Agreement, including the issuance of the 1,500 shares of Series A Preferred Stock to Donald Trump, were consummated simultaneously with the TCH Note Offering on March 25, 2003. The 1,500 shares of Series A Preferred Stock was issued to Mr. Trump in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), based on the exemption afforded by Section 4(2) of the Act. The Series A Preferred Stock and the THCR Common Stock into which the Series A Preferred Stock may be exchanged as described below are “restricted securities” within the meaning of Rule 144 under the Act.

The Series A Preferred Stock has a liquidation preference of $10,000 per share, pays no dividends and has no voting rights. Under the Note Purchase Agreement, the Company has agreed (subject to prior stockholder approval) to exchange the Series A Preferred Stock for Common Stock (at the election of Donald Trump) on the basis of an exchange of $1.90 per share of Common Stock (the closing trading price of the THCR Common Stock on March 18, 2003) such that the 1,500 shares of Series A Preferred Stock are exchangeable for a total of 7,894,737 shares of THCR Common Stock (subject to customary anti-dilution adjustments).

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 — OTHER INFORMATION

None.

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

3.1.1*	Certificate of Formation of Trump Casino Holdings, LLC.

3.1.2*	Certificate of Incorporation of Trump Casino Funding, Inc.

3.2.1*	Operating Agreement of Trump Casino Holdings, LLC.

3.2.2*	Bylaws of Trump Casino Funding, Inc.

4.1.1*

11 5/8% First Priority Mortgage Notes Indenture, dated as of March 25, 2003, by and among Trump Casino Holdings, LLC, Trump Casino Funding, Inc., each of Trump Casino Holdings, LLC’s subsidiaries listed as guarantors on the signature pages thereto, and U.S. Bank National Association, as Trustee and U.S. Bank National Association as Collateral Agent.

4.1.2*

17 5/8% Second Priority Mortgage Notes Indenture, dated as of March 25, 2003, by and among Trump Casino Holdings, LLC, Trump Casino Funding, Inc., each of Trump Casino Holdings, LLC’s subsidiaries listed as guarantors on the signature pages thereto, and U.S. Bank National Association, as Trustee and U.S. Bank National Association as Collateral Agent.

4.2.1*

11 5/8% First Priority Mortgage Notes Registration Rights Agreement, dated as of March 25, 2003, by and among Trump Casino Holdings, LLC, Trump Casino Funding, Inc., each of Trump Casino Holdings, LLC’s subsidiaries listed as guarantors on the signature pages thereto, and Deutsche Bank Securities Inc., Credit Suisse First Boston LLC, UBS Warburg LLC and Jefferies & Company, Inc.

4.2.2*

17 5/8% Second Priority Mortgage Notes Registration Rights Agreement, dated as of March 25, 2003, by and among Trump Casino Holdings, LLC, Trump Casino Funding, Inc., each of Trump Casino Holdings, LLC’s subsidiaries listed as guarantors on the signature pages thereto, and Deutsche Bank Securities Inc., Credit Suisse First Boston LLC, UBS Warburg LLC and Jefferies & Company, Inc.

4.3.1*	Form of First Priority Note (included in Exhibit 4.1.1).

4.3.2*	Form of Second Priority Note (included in Exhibit 4.1.2).

4.4*

Priority Intercreditor Agreement, dated as of March 25, 2003, by and among U.S. Bank National Association, as Collateral Agent, as First Priority Trustee and as Second Priority Trustee, Trump Casino Holdings, LLC, Trump Casino Funding, Inc., and other Pledgors thereto.

4.5*

Security Agreement, dated as of March 25, 2003, by and among Trump Casino Holdings, LLC, Trump Casino Funding, Inc., each of Trump Casino Holdings, LLC’s subsidiaries listed as guarantors on the signature pages thereto, and U.S. Bank National Association, as Trustee and U.S. Bank National Association as Collateral Agent.

4.6*

First Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of March 25, 2003, by Trump Marina Associates, L.P., mortgagor to U.S. Bank National Association as Collateral Agent, mortgagee.

4.7*

Second Fee and Leasehold Mortgage, Assignment of Leases and Rent, Security Agreement and Fixture Filing, dated as of March 25, 2003, by Trump Marina Associates, L.P., mortgagor to U.S. Bank National Association as Collateral Agent, mortgagee.

4.8*	First Preferred Ship Mortgage, dated as of March 25, 2003, by Trump Indiana, Inc., mortgagor to U.S. Bank National Association as Collateral Agent, mortgagee.

4.9*	Second Preferred Ship Mortgage, dated as of March 25, 2003, by Trump Indiana, Inc., mortgagor to U.S. Bank National Association as Collateral Agent, mortgagee.

4.10	Certificate of Designations of Series A Preferred Stock.

10.1*	Fourth Amended and Restated Partnership Agreement, dated March 25, 2003, of Trump Marina Associates, L.P.

10.7*	Amendment No. 2 to First Amended and Restated Operating Agreement, dated March, 2003, of Buffington Harbor Riverboat, LLC between Trump Indiana, Inc. and Barden-Davis Casinos, LLC.

10.8

Note Purchase Agreement, dated March 19, 2003, by and among Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P., Trump Hotels & Casino Resorts Funding, Inc. and Donald J. Trump.

99.1	Certification of the Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the identically numbered exhibit to Registration Statement on S-4 (File No.: 333-104916) of Trump Casino Holdings, LLC and Trump Casino Funding, Inc.

b. Current Reports on Form 8-K:

On January 16, 2003, THCR filed a Form 8-K with the SEC pursuant to Regulation FD regarding unaudited operating results for the quarter and year ended December 31, 2002 for Marina Associates, Trump Indiana, Inc. and THCR Management furnished to potential investors in the TCH Note Offering.

On January 30, 2003, THCR filed a Form 8-K with the SEC regarding its earnings release for the quarter and fiscal year ended December 31, 2002.

On March 11, 2003, THCR filed a Form 8-K with the SEC announcing the commencement of the TCH Note Offering.

On March 13, 2003, THCR filed a Form 8-K with the SEC announcing the pricing of the TCH Notes.

On March 18, 2003, THCR filed a Form 8-K with the SEC pursuant to Regulation FD regarding information furnished to potential investors of the TCH Notes.

On March 19, 2003, THCR filed a Form 8-K with the SEC regarding the removal of Ernst & Young, LLP’s going concern qualification of Trump’s Castle Associates’ 2002 audited financial statements upon the consummation of the TCH Note Offering.

On March 25, 2003, THCR filed a Form 8-K with the SEC announcing the consummation of the TCH Note Offering.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUMP HOTELS & CASINO RESORTS, INC.
(Registrant)

Date: May 15, 2003	By:	/S/ FRANCIS X. MCCARTHY, JR.
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

Date: May 15, 2003

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

Date: May 15, 2003

/S/ FRANCIS X. MCCARTHY, JR.

Francis X. McCarthy, Jr. Executive Vice President of Finance and Chief Financial Officer of Trump Hotels & Casino Resorts, Inc.

EXHIBIT INDEX

Exhibit No.	Description

4.10	Certificate of Designations of Series A Preferred Stock.

10.8

Note Purchase Agreement, dated March 19, 2003, by and among Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P., Trump Hotels & Casino Resorts Funding, Inc. and Donald J. Trump.

99.1	Certification of the Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.