Form 10-Q
period 2003-06-30
TRUMP HOTELS & CASINO RESORTS INC
filed 2003-08-14
CIK 943320

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

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

     The number of outstanding shares of Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts, Inc. as of August 14, 2003 was 29,904,764.

     The number of outstanding shares of Class B Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts, Inc. as of August 14, 2003 was 1,000.

TRUMP HOTELS & CASINO RESORTS, INC.,

INDEX TO FORM 10-Q

Page No.

PART I–FINANCIAL INFORMATION

ITEM 1–Financial Statements

Condensed Consolidated Balance Sheets of Trump Hotels & Casino Resorts, Inc. as of December 31, 2002 and June 30, 2003 (unaudited)	1

Condensed Consolidated Statements of Operations of Trump Hotels & Casino Resorts, Inc. for the Three and Six Months Ended June 30, 2002 and 2003 (unaudited)	2

Condensed Consolidated Statement of Stockholders’ Equity of Trump Hotels & Casino Resorts, Inc. for the Six Months Ended June 30, 2003 (unaudited)	3

Condensed Consolidated Statements of Cash Flows of Trump Hotels & Casino Resorts, Inc. for the Six Months Ended June 30, 2002 and 2003 (unaudited)	4

Notes to Condensed Consolidated Financial Statements of Trump Hotels & Casino Resorts Inc.	5

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk	23

ITEM 4 – Controls and Procedures	23

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings	24

ITEM 2 – Changes in Securities and Use of Proceeds	24

ITEM 3 – Defaults Upon Senior Securities	24

ITEM 4 – Submission of Matters to a Vote of Security Holders	25

ITEM 5 – Other Information	26

ITEM 6 – Exhibits and Reports on Form 8-K	26

SIGNATURE

Signature– Trump Hotels & Casino Resorts, Inc.	27

EXHIBIT INDEX	28

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

TRUMP HOTELS & CASINO RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 31, 2002	June 30, 2003

		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$116,072	$106,316
Receivables, net	37,795	41,552
Inventories	11,922	11,250
Advances to affiliates, net	337	384
Prepaid expenses and other current assets	11,748	15,931

Total Current Assets	177,874	175,433
INVESTMENT IN BUFFINGTON HARBOR, L.L.C.	31,842	30,294
INVESTMENT IN TRUMP’S CASTLE PIK NOTES	124,053	—
PROPERTY AND EQUIPMENT, NET	1,786,056	1,783,497
DEFERRED BOND AND LOAN ISSUANCE COSTS, NET	15,105	27,440
OTHER ASSETS	61,199	61,597

Total Assets	$2,196,129	$2,078,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$19,911	$26,015
Accounts payable and accrued expenses	132,195	147,842
Accrued interest payable	28,860	29,736

Total Current Liabilities	180,966	203,593
LONG-TERM DEBT, net of current maturities	1,913,026	1,799,939
OTHER LONG-TERM LIABILITIES	19,803	15,874

Total Liabilities	2,113,795	2,019,406

MINORITY INTEREST	5,061	—
STOCKHOLDERS’ EQUITY:
Preferred Stock - Series A, $1.00 par value, 1,500 shares authorized and outstanding, liquidation preference of $15,000	—	15,000
Common Stock, $.01 par value, 75,000,000 shares authorized, 24,206,756 issued; 22,010,027 outstanding	242	242
Class B Common Stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional Paid in Capital	455,645	455,645
Accumulated Deficit	(357,819)	(391,832)
Accumulated Other Comprehensive Loss	(595)	—
Less treasury stock at cost, 2,196,729 shares	(20,200)	(20,200)

Total Stockholders’ Equity	77,273	58,855

Total Liabilities and Stockholders’ Equity	$2,196,129	$2,078,261

See accompanying notes.

TRUMP HOTELS & CASINO RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2003
(unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

REVENUES:
Gaming	$318,948	$320,424	$630,386	$614,132
Rooms	20,931	20,434	39,766	38,349
Food and Beverage	32,198	32,604	62,532	61,297
Management Fees	1,114	1,186	1,114	2,149
Other	9,729	9,668	18,445	17,241

Gross Revenues	382,920	384,316	752,243	733,168
Less — Promotional allowances	75,349	77,426	148,882	147,505

Net Revenues	307,571	306,890	603,361	585,663

COSTS AND EXPENSES:
Gaming	144,669	145,798	287,832	286,515
Rooms	8,426	8,164	16,088	15,600
Food and Beverage	12,044	12,183	22,684	22,415
General and Administrative	65,514	70,428	130,107	138,206
Depreciation and Amortization	20,399	22,751	39,817	45,436
Debt Renegotiation Costs	949	323	3,064	2,951

	252,001	259,647	499,592	511,123

Income from operations	55,570	47,243	103,769	74,540

NON-OPERATING INCOME AND (EXPENSE):
Interest income	612	434	1,093	1,067
Interest expense	(55,239)	(55,853)	(110,454)	(113,907)
Gain on debt refinancing, net	—	—	—	2,892
Other non-operating income (expense), net	39	(7)	(54)	(27)

	(54,588)	(55,426)	(109,415)	(109,975)

Income (loss) before equity in loss from Buffington Harbor, L.L.C., provision for income taxes and minority interest	982	(8,183)	(5,646)	(35,435)
Equity in loss from Buffington Harbor, L.L.C.	(598)	(615)	(1,200)	(1,230)

Income (loss) before income taxes and minority interest	384	(8,798)	(6,846)	(36,665)
Provision for income taxes	––	(1,250)	––	(2,409)

Income (loss) before minority interest	384	(10,048)	(6,846)	(39,074)
Minority Interest	(140)	––	2,504	5,061

NET INCOME (LOSS)	$244	$(10,048)	$(4,342)	$(34,013)

Basic and diluted earnings (loss) per share	$0.01	$(0.46)	$(0.20)	$(1.55)

Weighted average number of shares outstanding :
Basic	22,010,027	22,010,027	22,010,027	22,010,027

Diluted	22,061,762	22,010,027	22,010,027	22,010,027

See accompanying notes.

TRUMP HOTELS & CASINO RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2003
(unaudited)
(dollars in thousands)

	Issuance of Series A Preferred Stock	Common Stock Amount	Add’l Paid In Capital	Accum Deficit	Accum Other Comp Loss	Treasury Stock	Total Stockholders’ Equity

Balance, December 31, 2002	$––	$242	$455,645	$(357,819)	$(595)	$(20,200)	$77,273
Net Loss				(34,013)			(34,013)
Termination of interest rate swap in connection with debt refinancing					595		595

Total comprehensive loss							(33,418)

Preferred Stock	15,000						15,000

Balance, June 30, 2003	$15,000	$242	$455,645	$(391,832)	$––	$(20,200)	$58,855

At December 31, 2002 and June 30, 2003, there were 22,010,027 shares of Common Stock outstanding and 1,000 shares of Class B Common Stock outstanding.  At June 30, 2003, 1,500 shares of Series A Preferred Stock were issued and outstanding. On July 11, 2003, the 1,500 shares of Series A Preferred Stock were exchanged for 7,894,737 shares of Common Stock.

See accompanying notes.

TRUMP HOTELS & CASINO RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2003
(unaudited)
(dollars in thousands)

	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,342)	$(34,013)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Gain on debt refinancing, net	––	(2,892)
Issuance of debt in satisfaction of accrued interest	8,604	8,636
Non-cash increase in Trump’s Castle PIK Notes	(8,752)	(6,177)
Equity in loss of Buffington Harbor, L.L.C.	1,200	1,230
Depreciation and amortization	39,817	45,436
Minority interest in net loss	(2,504)	(5,061)
Accretion of discounts on mortgage notes	3,605	2,567
Amortization of deferred loan costs	3,227	3,724
Provision for losses on receivables	4,293	3,634
Write-down of CRDA investments	2,774	3,896
Changes in operating assets and liabilities:
Increase in receivables	(2,155)	(7,391)
Decrease in inventories	129	672
Increase in other current assets	(6,549)	(4,280)
Decrease (increase) in advances to affiliates, net	227	(47)
Decrease (increase) in other assets	4,020	(1,949)
Increase in accounts payable, accrued expenses, and other current liabilities	5,518	15,188
(Decrease) increase in accrued interest payable	(8,568)	877
Decrease in other long-term liabilities	(4,769)	(2,739)

Net cash flows provided by operating activities	35,775	21,311

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(15,725)	(15,991)
Purchase of CRDA investments, net	(6,831)	(5,428)
Advances to Tribe	(2,908)	––
Other.	(23)	318

Net cash flows used in investing activities	(25,487)	(21,101)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from additional borrowings, net of discount	2,898	468,036
Issuance of Preferred Stock	––	15,000
Loan costs on additional borrowings	––	(19,472)
Payment of long-term debt	(12,392)	(473,530)

Net cash flows used in financing activities	(9,494)	(9,966)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	794	(9,756)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	119,173	116,072

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$119,967	$106,316

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$112,649	$106,871

Purchase of property and equipment under capital lease obligations & financing	10,248	25,697

See accompanying notes.

TRUMP HOTELS & CASINO RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Organization and Operations

          The accompanying condensed consolidated financial statements include those of Trump Hotels & Casino Resorts, Inc., a Delaware corporation (“THCR”), Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership (“THCR Holdings”), and Subsidiaries (as defined below).  THCR Holdings is currently owned approximately 63.4% by THCR, as both a general and limited partner, and approximately 36.6% by Donald J. Trump (“Trump”), as a limited partner. Trump’s limited partnership interest in THCR Holdings represents his economic interests in the assets and operations of THCR Holdings.  Such limited partnership interest is convertible at Trump’s option into 13,918,723 shares of THCR’s common stock, par value $.01 per share (the “THCR Common Stock”) (subject to certain adjustments), and if converted, would give Trump ownership of approximately 54.5% of the THCR Common Stock (including his current personal share ownership) or approximately 56.2% (assuming currently exercisable options held by Trump were exercised). Accordingly, the accompanying condensed consolidated financial statements include those of THCR and its 63.4% owned subsidiary, THCR Holdings and its wholly-owned subsidiaries.  The minority interest liability in the consolidated balance sheet is adjusted with the proportionate share of the earnings (losses) of THCR.  During the quarter ended March 31, 2003, the minority interest liability was completely eliminated through past losses. Consequently, losses will no longer be allocated to minority interest.

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

          These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC.

          The casino industry in Atlantic City is seasonal in nature.  Accordingly, results of operations for the period ended June 30, 2003 are not necessarily indicative of the operating results for a full year.

          THCR has no operations and its ability to service its debt is dependent on the successful operations of the following subsidiaries of THCR Holdings (the “Subsidiaries”): (i) Trump Atlantic City Associates, a New Jersey general partnership  (“Trump AC”), which is comprised of Trump Taj Mahal Associates, a New Jersey general partnership (“Taj Associates”), and Trump Plaza Associates, a New Jersey general partnership (“Plaza Associates”); and (ii) Trump Casino Holdings, LLC, a Delaware single member limited liability company (“TCH”), which is comprised of: Trump Indiana, Inc., a Delaware corporation  (“Trump Indiana”); Trump Marina Associates, L.P., a New Jersey limited partnership (“Marina Associates”), and THCR Management Services, LLC, a Delaware limited liability company (“THCR Management”), which manages Trump 29 Casino located near Palm Springs, California pursuant to a five-year management agreement (the “Trump 29 Management Agreement”) with the Twenty-Nine Palms Enterprises Corporation, a corporation wholly-owned by the Twenty-Nine Palms Band of Luiseno Mission Indians, a federally recognized Native American Tribe and the owner of Trump 29 Casino (the “Tribe”).  TCH was capitalized in March 2003 and Trump Indiana, Marina Associates, Trump Marina, Inc., THCR Management, THCR Management Holdings, LLC (the sole member of THCR Management) and Trump Indiana Realty, LLC became wholly-owned subsidiaries of TCH on March 25, 2003 pursuant to a corporate reorganization approved by the Board of Directors of THCR.

TRUMP HOTELS & CASINO RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

          Basic and Diluted Loss Per Share

          Basic loss per share is based on the weighted average number of shares of THCR Common Stock outstanding.  Diluted loss per share includes the impact of the conversion of Series A Preferred Stock and common stock options using the treasury stock method unless the impact of such securities is anti-dilutive.  The shares of THCR’s Class B common stock, par value $.01 per share (the “THCR Class B Common Stock”), owned by Trump have no economic interest and therefore are not considered in the calculation of weighted average shares outstanding. There were no dividends on the Series A Preferred Stock for the period ended June 30, 2003.

          Stock-based Compensation Plans

          THCR has stock-based employee compensation plans.  The Company applies the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for those plans.  For stock options, no compensation expense is reflected in net loss as all stock options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.  Pro forma information regarding net income (loss) and earnings (loss) per share is required by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and has been determined as if the Company had accounted for its stock plans under the fair value method of SFAS No. 123.  Pro forma results are not necessarily indicative of the pro forma results for any future period.  For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.   The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Net income(loss) as reported	$244,000	$(10,048,000)	$(4,342,000)	$(34,013,000)
Deduct total stock-based compensation expense determined under fair value method of all awards, net of tax	(125,000)	(191,000)	(250,000)	(382,000)

Pro forma income (loss)	$119,000	$(10,239,000)	$(4,592,000)	$(34,395,000)

Basic and diluted earnings(loss) per-share as reported	$0.01	$(0.46)	$(0.20)	$(1.55)

Basic and diluted earnings (loss) per-share pro forma	$0.01	$(0.47)	$(0.21)	$(1.56)

Reclassifications

          During September 2002, the Company reclassified certain costs (primarily bus coin) from costs and expenses to promotional allowances to be consistent with prevailing industry practice. The amounts of $5,826,000 and $11,211,000 for the three and six months ended June 30, 2002, respectively, have been reclassified to conform to the current period presentation.

          Certain other reclassifications and disclosures have been made to prior year financial statements to conform to the current year presentation.

TRUMP HOTELS & CASINO RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(2) Other Assets

          Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City.  At December 31, 2002 and June 30, 2003, other assets include $8,014,000, which Plaza Associates believes will be recoverable on the settlement of the appeal.

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

(3) Debt Refinancing

          As previously reported, on March 25, 2003, TCH and Trump Casino Funding, Inc. (“TCF”), consummated a private placement, (the “TCH Notes Offering”), of two new issues of mortgage notes: (i) $425.0 million principal amount of first priority mortgage notes due March 15, 2010, bearing interest at a rate of 11.625% per year payable in cash, sold at a price of 94.832% of their face amount for an effective yield of 12.75%, (the First Priority Mortgage Notes), and (ii) $50.0 million principal amount of second priority mortgage notes due September 15, 2010, bearing interest at a rate of 11.625% per year payable in cash, plus 6.0% through the issuance of payable-in-kind notes (the Second Priority Mortgage Notes, and together with the First Priority Mortgage Notes, the TCH Notes).

          In connection with the TCH Notes Offering, Donald J. Trump purchased in a concurrent private offering, $15.0 million aggregate principal amount of additional Second Priority Mortgage Notes at the same purchase price at which the initial purchasers purchased the Second Priority Mortgage Notes.

          The net proceeds of the TCH Notes Offering and the concurrent private offering of Second Priority Mortgage Notes to Donald J. Trump were used on the consummation date of the TCH Notes Offering or the applicable redemption date to:

•	redeem at the applicable redemption prices $242.1 million aggregate principal amount of Trump’s Castle Funding, Inc. (“Castle Funding”) 11.75% Mortgage Notes due 2003;

•	repay $70.0 million aggregate principal amount of Marina Associates’ bank debt due 2003;

•	redeem at the applicable redemption prices $14.3 million principal amount of Castle Funding’s 13.875% Pay-In-Kind Notes due 2005 (the “Castle PIK Notes”);

•	repay $20.3 million aggregate principal amount of Trump Indiana’s bank debt due 2006;

•

acquire and redeem at the applicable redemption prices $96.9 million aggregate principal amount (including the call premium) of THCR Holdings’ 15.5% Senior Notes due 2005 (the “THCR Holdings Senior Notes”); and

•	repay $0.2 million aggregate principal amount of THCR Management’s bank debt due 2003.

          Also, in connection with the TCH Notes Offering, $141.9 million principal amount of the Castle PIK Notes due 2005 and $35.5 million principal amount of THCR Holdings Senior Notes held by THCR Holdings and its subsidiaries were cancelled without payment.

TRUMP HOTELS & CASINO RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

          Included in the $96.9 million principal amount (including call premium) of THCR Holdings Senior Notes purchased with the net proceeds of the TCH Notes Offering, $1.7 million principal amount of THCR Holdings Senior Notes were held by Mr. Trump. THCR Holdings also acquired an additional $15.0 million principal amount of THCR Holdings Senior Notes on the closing date of the TCH Notes Offering in a private transaction with Donald J. Trump. The purchase price of the aggregate $16.7 million principal amount of THCR Holdings Senior Notes acquired from Mr. Trump consisted of the proceeds from the issuance of 1,500 shares of Series A Preferred Stock, par value $1.00 per share, of THCR valued at $15.0 million, plus a cash amount equal to $1.7 million, plus the applicable redemption premium of 2.583% (approximately $430,000) and accrued interest of approximately $0.7 million on the entire $16.7 million principal amount of THCR Holdings Senior Notes sold by Mr. Trump.  The Series A Preferred Stock of THCR, upon stockholder approval obtained at the annual stockholders’ meeting on June 12, 2003, were exchanged by Mr. Trump on July 11, 2003 for an aggregate of 7,894,737 shares of THCR Common Stock.

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

          Pursuant to the indentures governing the TCH Notes, TCH and TCF filed a registration statement on Form S-4 (File No: 333-104916) with the SEC to register notes having substantially identical terms as the TCH Notes, or the Exchange Notes, as part of an offer to exchange freely tradable Exchange Notes for the TCH Notes.  The SEC declared the registration statement effective on July 10, 2003, and holders may exchange their TCH Notes for Exchange Notes until 5 p.m. (Eastern Standard Time) on August 13, 2003, unless otherwise extended.

          Also, TCH and TCF filed a registration statement on Form S-1 (File No.: 333-105760) with the SEC to register for potential resale the Second Priority Notes purchased by Mr. Trump concurrently with the TCH Notes Offering.  The SEC declared the registration statement effective on August 6, 2003.  Mr. Trump has advised the Company that he does not currently have any intentions of selling his Second Priority Notes.

(4) Debt Renegotiation Costs

          THCR previously announced its intention to refinance or modify the terms of THCR’s and its subsidiaries’ public debt issues.  During the six months ended June 30, 2002 and 2003, debt renegotiation costs of $3,064,000 and $2,951,000, respectively, were expensed in the accompanying Statements of Operations.  Debt renegotiation costs include the costs associated with 2002 debt refinancing no longer pursued and transactional fees earned upon the consummation of the TCH Notes Offering on March 25, 2003.

(5) THCR Management Services

          Under the Trump 29 Management Agreement, THCR Management manages the day-to-day operations of Trump 29 Casino.  During the six months ended June 30, 2002 and 2003, THCR Management earned $1,114,000 and $2,149,000, respectively, in management fees and incurred $488,000 (which includes $366,000 of pre-opening costs) and $303,000, respectively, of general and administrative costs pursuant to the Trump 29 Management Agreement.

TRUMP HOTELS & CASINO RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(6) New Jersey Corporate Business Tax

          On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act (the “Act”).  This Act, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of a new alternative minimum assessment under the New Jersey corporate business tax based on gross receipts or gross profits, as defined.   As a result of the change in tax law, THCR has recorded a charge to income tax expense of $2,409,000 for the six months ended June 30, 2003. There was no comparable expense in 2002 since this charge was recorded beginning in the period in which the tax law was passed (third quarter of 2002) pursuant to the accounting literature in Financial Accounting Standards Board Statement Number 109, “Accounting for Income Taxes.”

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

          In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”).  This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient subordinated financial support from other parties.  FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  For existing variable interest entities, the consolidated requirement is effective for interim or annual financial statements beginning after June 15, 2003.  The Company is still evaluating whether it has any variable interest entities, which will be subject to consolidation pursuant to FIN No. 46.

(8) Subsequent Events

          On July 1, 2003, the New Jersey legislature passed a law that increases the taxation of New Jersey casinos.  The new law imposes a 4.25% tax on complimentaries (i.e., free rooms, food, beverages and entertainment given to patrons).  Complimentary rooms are deemed to initially be valued at $67 per room.  Other complimentaries are valued at retail value or cost.  In addition to the tax on complimentaries, a 7.5% tax is imposed on each casino’s 2002 adjusted net income, defined as net income plus management fees, subject to a minimum tax of at least $350,000 per casino.  Finally, the revised law imposes an additional $3.00 fee per day on each occupied room, increases the parking fee from $2.00 to $3.00 per car per day and eliminates the casino’s ability to retain $0.50 to offset administrative costs.

          On July 11, 2003, Mr. Trump exchanged his 1,500 shares of Series A Preferred Stock of THCR for 7,894,737 shares of THCR Common Stock.  Stockholders approved of the exchange at the annual stockholders’ meeting held on June 12, 2003.  See Note (3).

          Effective July 11, 2003, Indiana riverboat casinos, including Trump Indiana, are permitted to operate 24 hours a day pursuant to legislation enacted by the Indiana state legislature in May 2003. Trump Indiana has been operating 24 hours a day since such date.

ITEM 2–MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

          In this section, the words “Company,” “we,” “our,” “ours,” and “us” refer to Trump Hotels & Casino Resorts, Inc. (“THCR”), Trump Hotels & Casino Resorts Holdings, L.P. (“THCR Holdings”) and its subsidiaries, unless otherwise noted. We, through one or more subsidiaries of THCR Holdings, own and operate four casinos.  Three of the four casinos are located in Atlantic City, New Jersey: (i) Trump Plaza Hotel and Casino (“Trump Plaza”), (ii) Trump Taj Mahal Casino Resort (the “Trump Taj Mahal”) and (iii) the Trump Marina Hotel Casino (“Trump Marina”, and together with the Trump Plaza and the Trump Taj Mahal, the “Trump Atlantic City Properties”).  The fourth is a riverboat casino docked in Buffington Harbor on Lake Michigan in Indiana (“Trump Indiana,” and together with the Trump Atlantic City Properties, the “Trump Casino Properties”).  We also manage, through THCR Management, Trump 29 Casino located near Palm Springs, California pursuant to a management agreement with an entity wholly-owned by the Twenty-Nine Palms Band of Luiseno Mission Indians.  Terms not defined in this section shall have the meanings ascribed to them elsewhere in this Quarterly Report on Form 10-Q.

General

Our business is subject to a variety of risks and uncertainties, some of which are discussed below.

          We have substantial indebtedness and interest expense which could limit capital expenditures and adversely affect our competitiveness.

          The Company has substantial indebtedness and interest expense.  Interest expense as a percentage of net revenues was 19.4% and 18.3% for the six months ended June 30, 2003 and 2002, respectively.

          In March 2003, we refinanced an aggregate principal amount of approximately $441.4 million of debt with the net proceeds of the TCH Notes Offering.  See “Note 3 to the Condensed Consolidated Financial Statements (unaudited).”  Upon consummation of the TCH Notes Offering, our consolidated long-term debt was not reduced significantly and our consolidated interest expense remains high.  Capital expenditures, such as room refurbishment, amenity upgrades and replacements and additions of new gaming equipment, are necessary from time to time to preserve the competitiveness of our properties.  In addition, construction of additional rooms at one or more of our Atlantic City properties could be desirable in the future.  Our high levels of interest expense, however, could limit our ability to make capital expenditures necessary to improve and upgrade our properties and preserve our competitive position.  We have substantial indebtedness maturing in 2006, and we may seek to refinance this indebtedness on more favorable terms when and if market conditions are suitable.  We cannot assure you, however, that we will be successful in reducing our interest expense in any refinancing.  Management believes that, based upon THCR’s current cash flow forecasts for 2003, THCR and its subsidiaries will have sufficient cash flows to meet their respective debt service and operating expense requirements throughout 2003.

          The ability of Trump Atlantic City Associates, which through one or more of its subsidiaries owns and operates Trump Plaza and the Trump Taj Mahal (“Trump AC”), to pay interest on its $1.3 billion principal amount of 11-1/4% First Mortgage Notes due 2006 (“the TAC Notes”) and the ability of TCH and TCF to pay interest on the TCH Notes ($490.0 million principal amount) depends primarily on the ability of the Trump Casino Properties to generate cash from operations sufficient for such purposes.  In the case of principal payments at maturity, the ability to refinance such indebtedness is also important.  The future operating performance of the Trump Casino Properties is subject to general economic conditions, industry conditions, including competition and regulatory matters, and numerous other factors, many of which are unforeseeable or are beyond the control of the Trump Casino Properties.  There can be no assurance that the future operating performance of the Trump Casino Properties will be sufficient to generate the cash flows required to meet the debt service obligations of the Trump Casino Properties.  The ability of the Trump Casino Properties to pay the principal amount of their public debt at maturity (whether scheduled or by acceleration thereof) is primarily dependent upon their ability to obtain refinancing. There is also no assurance that the general state of the economy, the status of the capital markets generally, or the receptiveness of the capital markets to the gaming industry or to THCR and its subsidiaries will be conducive to refinancing debt at any given time or on more favorable terms.

          We Do Not Know How the Borgata will Affect Us in the Long Term.

          In July 2003, the Borgata Casino Hotel and Spa, a joint development of Boyd Gaming and MGM Mirage, opened in Atlantic City’s marina district. The Borgata has approximately 2,000 rooms and suites, an approximate 135,000 square-foot casino, restaurants, retail shops, a spa and pool and entertainment venues.  Since its recent opening, the Borgata has adversely affected the results of the Trump Atlantic City Properties, compared to the same period in the prior year.  This effect may be temporary and attributable to the desire of gaming patrons to visit a new casino. In addition, a connector road between the Borgata and Trump Marina has not been completed, making travel between the two properties inconvenient.  The connector project is anticipated to be completed in the Fall of 2003, and when completed, is expected to improve traffic flow from the Borgata to Trump Marina.  It is too early to determine, however, whether or not the Borgata will adversely affect the Trump Atlantic City Properties and the Company in the long term.  While we believe that the opening of the Borgata will attract additional visitors to Atlantic City, especially to the marina district where Trump Marina is situated, it is possible that the Borgata could have an adverse effect on the long-term business and operations of the Trump Atlantic City Properties. See “Financial Condition — Liquidity and Capital Resources.”

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

          On July 1, 2003, the New Jersey legislature passed a law that increases the taxation of New Jersey casinos.  The new law imposes a 4.25% tax on complimentaries (i.e., free rooms, food, beverages and entertainment given to patrons).  Complimentary rooms are deemed to initially be valued at $67 per room.  Other complimentaries are valued at retail value or cost.  In addition to the tax on complimentaries, a 7.5% tax is imposed on each casino’s 2002 adjusted net income, defined as net income plus management fees, subject to a minimum tax of at least $350,000 per casino.  Finally, the revised law imposes an additional $3.00 fee per day on each occupied room, increases the parking fee from $2.00 to $3.00 per car per day and eliminates the casino’s ability to retain $0.50 to offset administrative costs.  Although the recent tax changes reduce our overall profitability, we do not believe the recent tax increases affect our ability to pay debt service on the TAC Notes and TCH Notes.

             From time to time, and as was the case in the second quarter of 2002 in Indiana, various state and federal legislators have proposed changes in tax laws that affect the gaming industry. In connection with permitting dockside gaming which we believe is advantageous, the Indiana state legislature passed legislation effective July 1, 2002 that increased the gaming tax rates in Indiana. If a casino elects to become a dockside operation, the gaming tax rate structure changes from a flat tax rate of 22.5% to a graduated scale with a maximum tax rate of 35.0%, depending on gaming revenues levels. Trump Indiana became a dockside operation in August 2002.  As a result of a legislative bill passed by the State of Indiana during the second quarter of 2003, Trump Indiana recorded a $1.9 million retroactive recalculation of wagering tax due to the State of Indiana.

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

          Revenue Recognition and Allowance for Doubtful Accounts

          The majority of the Company’s revenue is from gaming activities, and the majority of such revenue is derived from cash, which by nature does not require complex estimations.  The Company extends credit on a discretionary basis to certain qualified patrons.  Credit play as a percentage of total dollars wagered has been approximately 20% for the past three years.  The Trump Casino Properties establish credit limits based upon a particular patron’s creditworthiness, as determined by an examination of various factors including a credit check of the patron, checking the patron’s personal checking account balance, and checking the patron’s credit limits and indebtedness at other casinos.  The Company maintains an allowance for doubtful accounts for those customers whose checks have been unable to be deposited due to non-sufficient funds. This allowance is based on a specific review of customer accounts as well as a review of the history of write-offs of returned markers.  Management believes that the reserve recorded is reasonable; however, these estimates could change in the near term based on actual collection experience with each returned marker.

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

          In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”).  This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient subordinated financial support from other parties.  FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  For existing variable interest entities, the consolidated requirement is effective for interim or annual financial statements beginning after June 15, 2003.  The Company is still evaluating whether it has any variable interest entities, which will be subject to consolidation pursuant to FIN No. 46.

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

          In July 2003, the Borgata, a casino hotel built through a joint venture of MGM Mirage and Boyd Gaming, opened in Atlantic City’s marina district.  The long-term impact of the Borgata on Atlantic City’s casinos and, in particular, the Trump Atlantic City Properties, cannot be ascertained at this time.  See “General; We Do Not Know How the Borgata Will Affect Us in the Long Term.”

          Because the Company has substantial indebtedness and related interest expenses, we have not been able to pursue various capital expansion plans, such as the addition of more hotel rooms.  Capital expenditures for the Trump Casino Properties for the six months ended June 30, 2002 and 2003 are as follows:

TRUMP HOTELS AND CASINO RESORTS
CONSOLIDATING CAPITAL EXPENDITURES

(IN THOUSANDS)

	TRUMP TAJ MAHAL	TRUMP PLAZA	TRUMP AC CONSOL	TRUMP MARINA	TRUMP INDIANA	TCH CONSOL	THCR HOLDINGS	THCR CONSOL

FOR THE SIX MONTHS ENDED JUNE 30, 2002
Purchase of Property & Equipment	$5,045	$2,337	$7,382	$1,868	$6,431	$8,299	$44	$15,725
Capital Lease Additions (A)	5,131	2,096	7,227	3,011	10	3,021	—	10,248

Total Capital Expenditures	$10,176	$4,433	$14,609	$4,879	$6,441	$11,320	$44	$25,973

FOR THE SIX MONTHS ENDED JUNE 30, 2003
Purchase of Property & Equipment	$9,877	$2,000	$11,877	$2,408	$1,684	$4,092	$22	$15,991
Capital Lease Additions (A)	10,609	4,547	15,156	5,831	4,710	10,541	—	25,697

Total Capital Expenditures	$20,486	$6,547	$27,033	$8,239	$6,394	$14,633	$22	$41,688

(A)  Capital lease additions for Trump Casino Properties were principally slot machines.

Results of Operations: Operating Revenues and Expenses

          All business activities of THCR and THCR Holdings are conducted primarily by Trump Plaza, Trump Taj Mahal, Trump Indiana and Trump Marina.

          Comparison of Three-Month Periods Ended June 30, 2002 and 2003. The following tables include selected data of Trump Plaza, Trump Taj Mahal, Trump Indiana and Trump Marina.

	Three Months Ended June 30, 2002

	Trump Plaza	Trump Taj Mahal	Trump Indiana	Trump Marina	THCR Consolidated*

	(dollars in thousands)
Revenues:
Gaming	$84,383	$132,453	$31,850	$70,262	$318,948
Management Fees	—	—	—	—	1,114
Other	17,755	27,577	2,002	15,524	62,858

Gross Revenues	102,138	160,030	33,852	85,786	382,920
Less: Promotional Allowances	22,847	31,541	3,665	17,296	75,349

Net Revenues	79,291	128,489	30,187	68,490	307,571

Costs and Expenses:
Gaming	39,415	57,041	16,282	31,931	144,669
Other	5,471	9,516	1,545	3,938	20,470
General & Administrative	15,525	26,162	6,333	16,637	65,514
Depreciation & Amortization	4,182	9,496	1,417	5,298	20,399
Debt Renegotiation Costs	—	—	284	656	949

Total Costs and Expenses	64,593	102,215	25,861	58,460	252,001

Income from Operations	14,698	26,274	4,326	10,030	55,570

Non-operating Income	98	77	99	133	651
Interest Expense	(13,115)	(24,095)	(1,073)	(15,840)	(55,239)

Total Non-operating Expense, Net	(13,017)	(24,018)	(974)	(15,707)	(54,588)

Loss in Joint Venture	—	—	(598)	—	(598)

Income (Loss) before Minority Interest	$1,681	$2,256	$2,754	$(5,677)	$384

Minority Interest					(140)

Net Income					$244

     *Intercompany eliminations and expenses of THCR, THCR Holdings, Trump AC and THCR Management are not separately shown.

	Three Months Ended June 30, 2003

	Trump Plaza	Trump Taj Mahal	Trump Indiana	Trump Marina	THCR Consolidated*

	(dollars in thousands)
Revenues:
Gaming	$84,432	$134,133	$31,903	$69,956	$320,424
Management Fees	—	—	—	—	1,186
Other	17,533	26,798	2,442	15,933	62,706

Gross Revenues	101,965	160,931	34,345	85,889	384,316
Less: Promotional Allowances	23,208	32,988	3,551	17,679	77,426

Net Revenues	78,757	127,943	30,794	68,210	306,890

Costs and Expenses:
Gaming	37,659	58,871	17,629	31,639	145,798
Other	5,630	9,070	1,643	4,004	20,347
General & Administrative	17,283	27,579	7,397	17,732	70,428
Depreciation & Amortization	4,633	10,993	1,869	5,248	22,751
Debt Renegotiation Costs	—	—	—	—	323

Total Costs and Expenses	65,205	106,513	28,538	58,623	259,647

Income from Operations	13,552	21,430	2,256	9,587	47,243

Non-operating Income	96	34	15	20	427
Interest Expense	(14,208)	(24,543)	(2,157)	(10,912)	(55,853)

Total Non-operating Expense, Net	(14,112)	(24,509)	(2,142)	(10,892)	(55,426)

Loss in Joint Venture	—	—	(615)	—	(615)
Provision for Income Taxes	(367)	(583)	—	(300)	(1,250)

Net Loss	$(927)	$(3,662)	$(501)	$(1,605)	$(10,048)

     *  Intercompany eliminations, revenues and expenses of THCR, THCR Holdings, Trump AC, TCH, and THCR Management are not separately shown.

	Three Months Ended June 30, 2002

	Trump Plaza		Trump Taj Mahal	Trump Indiana		Trump Marina	THCR Consolidated

	(dollars in thousands)
Table Game Revenues		$24,333	$35,161		$5,539	$17,215	$82,248
Table Game Drop		$146,944	$217,835		$32,546	$92,961	$490,286
Table Win Percentage		16.6%	16.1%		17.0%	18.5%	16.8%
Number of Table Games		88	139		47	79	353
Slot Revenues		$60,050	$91,887		$26,311	$52,840	$231,088
Slot Handle		$738,220	$1,156,659		$350,603	$674,835	$2,920,317
Slot Win Percentage		8.1%	7.9%		7.5%	7.8%	7.9%
Number of Slot Machines		2,908	4,847		1,558	2,528	11,841
Other Gaming Revenues	$	N/A	$5,405	$	N/A	$207	$5,612
Total Gaming Revenues		$84,383	$132,453		$31,850	$70,262	$318,948

	Three Months Ended June 30, 2003

	Trump Plaza			Trump Taj Mahal		Trump Indiana			Trump Marina		THCR Consolidated

	(dollars in thousands)
Table Game Revenues		$24,498		$38,353			$4,501		$17,479		$84,831
Incr (Decr) over prior period		$165		$3,192			$(1,038)		$264		$2,583
Table Game Drop		$141,275		$227,850			$27,897		$97,420		$494,442
Incr (Decr) over prior period		$(5,669)		$10,015			$(4,649)		$4,459		$4,156
Table Win Percentage		17.3%		16.8%			16.1%		17.9%		17.2%
Incr (Decr) over prior period		0.7	pts	0.7	pts		(0.9	)pts	(0.6	)pts	0.4	pts
Number of Table Games		89		127			45		81		342
Incr (Decr) over prior period		1		(12)			(2)		2		(11)
Slot Revenues		$59,934		$90,116			$27,402		$52,297		$229,749
Incr (Decr) over prior period		$(116)		$(1,771)			$1,091		$(543)		$(1,339)
Slot Handle		$746,112		$1,129,566			$358,681		$645,581		$2,879,940
Incr (Decr) over prior period		$7,892		$(27,093)			$8,078		$(29,254)		$(40,377)
Slot Win Percentage		8.0%		8.0%			7.6%		8.1%		8.0%
Incr (Decr) over prior period		(0.1	)pts	0.1	pts		0.1	pts	0.3	pts	0.1	pts
Number of Slot Machines		2,950		4,597			1,717		2,517		11,781
Incr (Decr) over prior period		42		(250)			159		(11)		(60)
Other Gaming Revenues	$	N/A		$5,664		$	N/A		$180		$5,844
Incr (Decr) over prior period	$	N/A		$259		$	N/A		$(27)		$232
Total Gaming Revenues		$84,432		$134,133			$31,903		$69,956		$320,424
Incr (Decr) over prior period		$49		$1,680			$53		$(306)		$1,476

          Gaming revenues are the primary source of THCR’s revenues.  Table game revenues represent the amount retained by THCR from amounts wagered at table games.  The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by “high rollers.” The Atlantic City industry table game win percentages were 15.8% and 16.3% for the three months ended June 30, 2002 and 2003, respectively.  THCR’s table game win percentage was 16.8% and 17.2% for the three months ended June 30, 2002 and 2003, respectively.

          Table game revenues increased $2,583,000, or 3.1%, to $84,831,000 for the three months ended June 30, 2003 compared to $82,248,000 for the three months ended June 30, 2002, primarily due to the 0.7 point increase in table win percentage at both the Trump Taj Mahal and Trump Plaza.  Trump Taj Mahal’s increase in table game revenue was also attributed to a $10,015,000 or 4.6% increase in table game drop.  Trump Marina’s $4,459,000 increase in table game drop offsets a 0.6 point decrease in table win percentage.  Trump Indiana’s $1,038,000 decrease in table games revenue was attributed to a $4,649,000 decrease in table game drop, due to a decision to eliminate “high end” table player marketing efforts, combined with a 0.9 point decrease in table win percentage.

          Slot revenues decreased $1,339,000, or 0.6%, to $229,749,000 for the three months ended June 30, 2003 compared to $231,088,000 for the three months ended June 30, 2002.  Decreases in slot handle of $27,093,000 at Trump Taj Mahal and $29,254,000 at Trump Marina primarily contributed to their respective decreases in slot revenues.  Trump Indiana’s slot revenues increased $1,091,000 primarily due to an $8,078,000 increase in slot handle.   Trump Plaza’s $7,892,000 increase in slot handle partially offset the 0.1 point decrease in slot win percentage.

          Overall, slot revenues during the second quarter of 2003 were negatively impacted by unseasonable winter weather in April 2003 in the Atlantic City market as well as adverse economic conditions and the war in Iraq.

          For the three months ended June 30, 2003 a $1,186,000 management fee was earned from the Trump 29 Casino compared to $1,114,000 for the three months ended June 30, 2002.

          Promotional allowances increased by $2,077,000, or 2.8%, from the comparable period in 2002 primarily as a result of increases in coin and complimentary hotel services.

          Gaming costs and expenses increased $1,129,000 for the three months ended June 30, 2003 to $145,798,000, compared to $144,669,000 for the three months ended June 30, 2002. This increase was attributed to higher gaming revenues.  As a result of a legislative bill passed by the State of Indiana during the second quarter of 2003, Trump Indiana recorded a $1,942,000 retroactive recalculation of wagering tax due to the State of Indiana.

          General and administrative expenses were  $70,428,000 for the three months ended June 30, 2003, a  $4,914,000, or 7.5%, increase from $65,514,000 for the three months ended June 30, 2002.  This increase was primarily attributed to higher insurance costs, utilities, and real estate taxes.  Additionally, the Trump Atlantic City Properties recorded a donation of casino reinvestment obligations.

          During the three months ended June 30, 2002 and 2003, THCR incurred debt renegotiation costs of $949,000 and $323,000, respectively.   Debt renegotiation costs include the costs associated with 2002 debt refinancing no longer pursued and transactional fees earned upon the consummation of the TCH Notes Offering on March 25, 2003.

          In accordance with the New Jersey Business Tax Reform Act, a provision for current income tax expense of $1,250,000 has been recorded for the three months ended June 30, 2003.  There was no comparable expense in the three months ended June 30, 2002 since this change was recorded beginning in the period in which the tax law was passed (third quarter 2002) pursuant to the accounting literature in Financial Accounting Standards Board Statement Number 109, “Accounting for Income Taxes.”

Comparison of Six-Month Periods Ended June 30, 2002 and 2003. The following tables include selected data of Trump Plaza, Trump Taj Mahal, Trump Indiana and Trump Marina.

	Six Months Ended June 30, 2002

	Trump Plaza	Trump Taj Mahal	Trump Indiana	Trump Marina	THCR Consolidated*

	(dollars in thousands)
Revenues:
Gaming	$165,884	$262,378	$64,572	$137,552	$630,386
Management Fees	—	—	—	—	1,114
Other	34,377	53,918	4,140	28,308	120,743

Gross Revenues	200,261	316,296	68,712	165,860	752,243
Less: Promotional Allowances	45,106	62,949	6,669	34,158	148,882

Net Revenues	155,155	253,347	62,043	131,702	603,361

Costs and Expenses:
Gaming	77,434	115,154	32,936	62,308	287,832
Other	10,669	17,981	3,106	7,016	38,772
General & Administrative	31,214	51,373	13,084	32,558	130,107
Depreciation & Amortization	8,501	18,302	2,804	10,199	39,817
Debt Renegotiation Costs	—	—	284	1,127	3,064

Total Costs and Expenses	127,818	202,810	52,214	113,208	499,592

Income from Operations	27,337	50,537	9,829	18,494	103,769

Non-operating Income	169	156	112	166	1,039
Interest Expense	(24,946)	(47,412)	(2,169)	(31,449)	(110,454)

Total Non-operating Expense, Net	(24,777)	(47,256)	(2,057)	(31,283)	(109,415)

Loss in Joint Venture	—	—	(1,200)	—	(1,200)

Income (Loss) before Minority Interest	$2,560	$3,281	$6,572	$(12,789)	$(6,846)

Minority Interest					2,504

Net Loss					$(4,342)

* Intercompany eliminations and expenses of THCR, THCR Holdings, Trump AC and THCR Management are not separately shown.

	Six Months Ended June 30, 2003

	Trump Plaza	Trump Taj Mahal	Trump Indiana	Trump Marina	THCR Consolidated*

	(dollars in thousands)
Revenues:
Gaming	$159,863	$257,365	$64,728	$132,176	$614,132
Management Fees	—	—	—	—	2,149
Other	33,146	50,875	4,283	28,583	116,887

Gross Revenues	193,009	308,240	69,011	160,759	733,168
Less: Promotional Allowances	44,286	61,762	7,431	34,026	147,505

Net Revenues	148,723	246,478	61,580	126,733	585,663

Costs and Expenses:
Gaming	74,390	116,029	33,972	62,124	286,515
Other	10,424	17,497	3,183	6,911	38,015
General & Administrative	33,350	54,192	14,340	34,891	138,206
Depreciation & Amortization	9,721	21,352	3,706	10,643	45,436
Debt Renegotiation Costs	—	—	—	(47)	2,951

Total Costs and Expenses	127,885	209,070	55,201	114,522	511,123

Income from Operations	20,838	37,408	6,379	12,211	74,540

Non-operating Income	175	87	365	57	1,040
Interest Expense	(28,297)	(49,096)	(2,744)	(30,946)	(113,907)
Gain (Loss) on Bond Redemption	—	—	(1,820)	9,751	2,892

Total Non-operating Expense, Net	(28,122)	(49,009)	(4,199)	(21,138)	(109,975)

Loss in Joint Venture	—	—	(1,230)	—	(1,230)
Provision for Income Taxes	(692)	(1,117)	—	(600)	(2,409)

Income(Loss) before Minority Interest	$(7,976)	$(12,718)	$950	$(9,527)	$(39,074)

Minority Interest					5,061

Net Loss					$(34,013)

*  Intercompany eliminations, revenues and expenses of THCR, THCR Holdings, Trump AC, TCH, and THCR Management are not separately shown.

	Six Months Ended June 30, 2002

	Trump Plaza		Trump Taj Mahal	Trump Indiana		Trump Marina	THCR Consolidated

	(dollars in thousands)
Table Game Revenues		$49,993	$74,517		$11,848	$33,140	$169,498
Table Game Drop		$290,010	$443,547		$67,208	$178,377	$979,142
Table Win Percentage		17.2%	16.8%		17.6%	18.6%	17.3%
Number of Table Games		88	139		48	79	354
Slot Revenues		$115,891	$176,933		$52,724	$104,073	$449,621
Slot Handle		$1,441,163	$2,257,381		$697,837	$1,323,846	$5,720,227
Slot Win Percentage		8.0%	7.8%		7.6%	7.9%	7.9%
Number of Slot Machines		2,877	4,852		1,509	2,526	11,764
Other Gaming Revenues	$	N/A	$10,928	$	N/A	$339	$11,267
Total Gaming Revenues		$165,884	$262,378		$64,572	$137,552	$630,386

	Six Months Ended June 30, 2003

	Trump Plaza			Trump Taj Mahal		Trump Indiana			Trump Marina		THCR Consolidated

	(dollars in thousands)
Table Game Revenues		$47,110		$78,240			$9,144		$31,865		$166,359
Incr (Decr) over prior period		$(2,883)		$3,723			$(2,704)		$(1,275)		$(3,139)
Table Game Drop		$285,199		$451,560			$55,754		$183,086		$975,599
Incr (Decr) over prior period		$(4,811)		$8,013			$(11,454)		$4,709		$(3,543)
Table Win Percentage		16.5%		17.3%			16.4%		17.4%		17.1%
Incr (Decr) over prior period		(0.7	)pts	0.5	pts		(1.2	)pts	(1.2	)pts	(0.2	)pts
Number of Table Games		90		127			45		81		343
Incr (Decr) over prior period		2		(12)			(3)		2		(11)
Slot Revenues		$112,753		$168,343			$55,584		$99,987		$436,667
Incr (Decr) over prior period		$(3,138)		$(8,590)			$2,860		$(4,086)		$(12,954)
Slot Handle		$1,422,101		$2,105,574			$704,530		$1,236,487		$5,468,692
Incr (Decr) over prior period		$(19,062)		$(151,807)			$6,693		$(87,359)		$(251,535)
Slot Win Percentage		7.9%		8.0%			7.9%		8.1%		8.0%
Incr (Decr) over prior period		(0.1	)pts	0.2	pts		0.3	pts	0.2	pts	0.1	pts
Number of Slot Machines		2,956		4,719			1,722		2,514		11,911
Incr (Decr) over prior period		79		(133)			213		(12)		147
Other Gaming Revenues	$	N/A		$10,782		$	N/A		$324		$11,106
Incr (Decr) over prior period	$	N/A		$(146)		$	N/A		$(15)		$(161)
Total Gaming Revenues		$159,863		$257,365			$64,728		$132,176		$614,132
Incr (Decr) over prior period		$(6,021)		$(5,013)			$156		$(5,376)		$(16,254)

          Gaming revenues are the primary source of THCR’s revenues.  Table game revenues represent the amount retained by THCR from amounts wagered at table games.  The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by “high rollers.” The Atlantic City industry table game win percentages were 16.0% and 16.4% for the six months ended June 30, 2002 and 2003, respectively.  THCR’s table game win percentage was 17.3% and 17.1% for the six months ended June 30, 2002 and 2003, respectively.

          Table game revenues decreased $3,139,000, or 1.9%, to $166,359,000 for the six months ended June 30, 2003 from $169,498,000 for the six months ended June 30, 2002, primarily due to decreases in table win percentages of 0.7 points at Trump Plaza and 1.2 points at both Trump Marina and Trump Indiana.  Trump Taj Mahal’s increase in table game revenue of $3,723,000 was attributed to increases in both table game drop and table win percentage which partially offset table games revenue decreases at the other properties.  Trump Marina’s $4,709,000 increase in table game drop also partially offset its 1.2 points decrease in table win percentage.  Trump Indiana’s  $11,454,000 decrease in table game drop, due to a decision to eliminate “high end” table player marketing efforts, also contributed to its decrease in table game revenue.

          Slot revenues decreased $12,954,000, or 2.9%, to $436,667,000 for the six months ended June 30, 2003 compared to $449,621,000 for the six months ended June 30, 2002.  Decreases in slot handle of $151,807,000 at Trump Taj Mahal and $87,359,000 at Trump Marina primarily contributed to their respective decreases in slot revenues.  Trump Indiana’s slot revenues increased $2,860,000 primarily due to a $6,693,000 increase in slot handle.   Trump Plaza’s decrease of $3,138,000 in slot revenue is due to the $19,062,000 decrease in slot handle in addition to a 0.1 point decrease in slot win percentage.

          Overall, slot revenues during the six months ended June 30, 2003 were negatively impacted by unseasonable winter weather  in the Atlantic City market as well as adverse economic conditions and the war in Iraq.

          For the six months ended June 30, 2003, a $2,149,000 management fee was earned from the Trump 29 Casino compared to $1,114,000 for the six months ended June 30, 2002.  THCR Management commenced its management of the Trump 29 Casino in April 2002.

          Promotional allowances decreased by $1,377,000, or 0.9%, from the comparable period in 2002 primarily as a result of decreases in coin and complimentary hotel services.

          Gaming costs and expenses decreased $1,317,000 for the six months ended June 30, 2003 to $286,515,000, compared to $287,832,000 for the six months ended June 30, 2002. This decrease was attributed to lower gaming revenues.  As a result of a legislative bill passed by the State of Indiana during the second quarter of 2003, Trump Indiana recorded a $1,942,000 retroactive recalculation of wagering tax due to the State of Indiana.

          General and administrative expenses were  $138,206,000 for the six months ended June 30, 2003, an  $8,099,000, or 6.2%, increase from $130,107,000 for the six months ended June 30, 2002.  This increase was primarily attributed to higher insurance costs, utilities, and real estate taxes.  Additionally, the Trump Atlantic City Properties recorded a donation of casino reinvestment obligations.

          During the six months ended June 30, 2002 and 2003, THCR incurred debt renegotiation costs of $3,064,000 and $2,951,000, respectively.   Debt renegotiation costs include the costs associated with 2002 debt refinancing no longer pursued and transactional fees earned upon the consummation of the TCH Notes Offering on March 25, 2003.

          In connection with the TCH Notes Offering, THCR incurred $2,892,000 which consists of a net gain of $10,451,000 on the retirement of Castle Funding’s 11.75% Mortgage Notes due 2003 and the Castle PIK Notes, a $2,828,000 call premium on the retirement of THCR Holdings Senior Notes, the settlement of Trump Indiana’s interest rate swap of $851,000 and the write off of unamortized loan costs of approximately $3,880,000.

          In accordance with the New Jersey Business Tax Reform Act, a provision for current income tax expense of $2,409,000 has been recorded for the six months ended June 30, 2003.  There was no comparable expense in the six months ended June 30, 2002 since this change was recorded beginning in the period in which the tax law was passed (third quarter 2002) pursuant to the accounting literature in Financial Accounting Standards Board Statement Number 109, “Accounting for Income Taxes.”

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

ITEM 3– QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

ITEM 4– CONTROLS AND PROCEDURES

          (a)     Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

          (b)     Changes in Internal Controls.  There were no specific changes in the Registrant’s internal controls over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

          General.  From time to time, THCR and certain of its employees are involved in various legal proceedings.  In general, THCR has agreed to indemnify such persons, and its directors, against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings.

ITEM 2 – CHANGES IN SECURITIES AND USE OF PROCEEDS

          As previously disclosed, Mr. Trump accepted, in part, 1,500 shares of Series A Preferred Stock of THCR in lieu of cash for his $15.0 million principal amount of THCR Holdings Senior Notes being redeemed from other noteholders with the net proceeds of the TCH Notes Offering.  Pursuant to the Note Purchase Agreement, dated March 19, 2003, between THCR, THCR Holdings and Mr. Trump, and after obtaining stockholders’ approval at the annual stockholders’ meeting in June 2003, Mr. Trump exchanged his Series A Preferred Stock on July 11, 2003 for 7,894,737 shares of THCR Common Stock on the basis of $1.90 per share.  The THCR Common Stock was issued to Mr. Trump pursuant to the exemptions afforded by Sections 3(a)(9) and 4(2) of the Securities Act of 1933, as amended.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          THCR held its annual meeting of stockholders on June 12, 2003.  As of April 17, 2003, the record date for the meeting, stockholders representing a total of 35,928,750 shares (consisting of 22,010,027 shares of THCR Common Stock and 1,000 shares of THCR Class B Common Stock held by Mr. Trump having a voting equivalency of 13,918,723 shares of THCR Common Stock), were outstanding and entitled to vote at the meeting.  At the meeting, 33,314,853 shares voted in person or by proxy to:

(1)	Elect a board of directors to hold office until the next annual meeting of stockholders and until their successors are elected and qualified.

	For	Withheld

Donald J. Trump	31,364,409	1,950,444
Wallace B. Askins	31,400,607	1,914,246
Don M. Thomas	31,400,907	1,913,946
Peter M. Ryan	31,485,032	1,829,821
Robert J. McGuire	31,482,487	1,832,366

(2)	Authorize the issuance of 7,894,737 shares of THCR Common Stock to Donald J. Trump in exchange for Mr. Trump’s 1,500 shares of Series A Preferred Stock:

Votes Counted

For	Against	Abstain	Broker Non-Votes

19,376,630	3,416,378	137,506	10,397,239

(3)	Ratify Ernst & Young, LLP as the independent auditors of THCR for the 2003 fiscal year.

Votes Counted

For	Against	Abstain

32,986,050	225,706	103,097

ITEM 5 – OTHER INFORMATION

          On June 25, 2003, the New Jersey Casino Control Commission renewed each of Taj Associates’, Plaza Associates’ and Marina Associates’ casino license to operate the Trump Taj Mahal, Trump Plaza and Trump Marina, respectively, through June 25, 2007.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

          a. Exhibits:

31.1	Certification by the Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

31.2	Certification by the Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

32.1	Certification of the Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          b. Current Reports on Form 8-K:

          THCR filed a Current Report on Form 8-K with the SEC on April 30, 2003 regarding its earnings press release for the first quarter ended March 31, 2003.

          Pursuant to the indentures governing the TCH Notes, THCR filed a Form 8-K with the SEC on May 23, 2003 containing certain financial information relating to TCH for the period ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

.	TRUMP HOTELS & CASINO RESORTS, INC
(Registrant)

Date: August 14, 2003	By:	/s/ FRANCIS x. MCCARTHY, JR.

Francis X. McCarthy, Jr.
Executive Vice President of Corporate Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

31.2	Certification by the Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

32.1	Certification of the Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.