Form 10-Q
period 2003-09-30
TRUMP HOTELS & CASINO RESORTS INC
filed 2003-11-14
CIK 943320

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

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

The number of outstanding shares of Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts, Inc. as of November 14, 2003 was 29,904,764.

The number of outstanding shares of Class B Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts, Inc. as of November 14, 2003 was 1,000.

TRUMP HOTELS & CASINO RESORTS, INC.

INDEX TO FORM 10-Q

Page No.
PART I—FINANCIAL INFORMATION

ITEM 1—Financial Statements

Condensed Consolidated Balance Sheets of Trump Hotels & Casino Resorts, Inc. as of December 31, 2002 and September 30, 2003 (unaudited)	1

Condensed Consolidated Statements of Operations of Trump Hotels & Casino Resorts, Inc. for the Three and Nine Months Ended September 30, 2002 and 2003 (unaudited)	2

Condensed Consolidated Statement of Stockholders’ Equity of Trump Hotels & Casino Resorts, Inc. for the Nine Months Ended September 30, 2003 (unaudited)	3

Condensed Consolidated Statements of Cash Flows of Trump Hotels & Casino Resorts, Inc. for the Nine Months Ended September 30, 2002 and 2003 (unaudited)	4

Notes to Condensed Consolidated Financial Statements of Trump Hotels & Casino Resorts Inc.	5

ITEM 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations	11

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk	25

ITEM 4 – Controls and Procedures	26

PART II—OTHER INFORMATION

ITEM 1 – Legal Proceedings	27

ITEM 2 – Changes in Securities and Use of Proceeds	27

ITEM 3 – Defaults Upon Senior Securities	27

ITEM 4 – Submission of Matters to a Vote of Security Holders	27

ITEM 5 – Other Information	27

ITEM 6 – Exhibits and Reports on Form 8-K	28

SIGNATURE

Signature – Trump Hotels & Casino Resorts, Inc.	29

EXHIBIT INDEX	30

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

TRUMP HOTELS & CASINO RESORTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	December 31, 2002	September 30, 2003
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$116,072	$141,917
Receivables, net	37,795	38,106
Inventories	11,922	11,529
Advances to affiliates, net	337	435
Prepaid expenses and other current assets	11,748	14,300

Total Current Assets	177,874	206,287

INVESTMENT IN BUFFINGTON HARBOR, L.L.C.	31,842	29,669
INVESTMENT IN TRUMP’S CASTLE PIK NOTES	124,053	—
PROPERTY AND EQUIPMENT, NET	1,786,056	1,769,388
DEFERRED BOND AND LOAN ISSUANCE COSTS, NET	15,105	25,749
OTHER ASSETS	61,199	63,216

Total Assets	$2,196,129	$2,094,309

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$19,911	$26,350
Accounts payable and accrued expenses	132,195	144,364
Accrued interest payable	28,860	63,657

Total Current Liabilities	180,966	234,371

LONG-TERM DEBT, net of current maturities	1,913,026	1,797,711
OTHER LONG-TERM LIABILITIES	19,803	15,787

Total Liabilities	2,113,795	2,047,869

MINORITY INTEREST	5,061	—

STOCKHOLDERS’ EQUITY:
Common Stock, $.01 par value, 75,000,000 shares authorized, 32,101,493 issued; 22,010,027 and 29,904,764 outstanding, respectively	242	321
Class B Common Stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional Paid in Capital	455,645	470,566
Accumulated Deficit	(357,819)	(404,247)
Accumulated Other Comprehensive Loss	(595)	—
Less treasury stock at cost, 2,196,729 shares	(20,200)	(20,200)

Total Stockholders’ Equity	77,273	46,440

Total Liabilities and Stockholders’ Equity	$2,196,129	$2,094,309

See accompanying notes.

TRUMP HOTELS & CASINO RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003

(unaudited)

(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
REVENUES:
Gaming	$353,042	$324,339	$983,429	$938,471
Rooms	22,636	21,905	62,402	60,254
Food and Beverage	36,077	35,897	98,608	97,194
Management Fees	693	839	1,807	2,988
Other	12,457	12,383	30,902	29,624

Gross Revenues	424,905	395,363	1,177,148	1,128,531
Less—Promotional allowances	82,310	86,334	231,192	233,839

Net Revenues	342,595	309,029	945,956	894,692

COSTS AND EXPENSES:
Gaming	153,096	150,777	440,927	437,292
Rooms	7,863	7,460	23,950	23,060
Food and Beverage	12,801	13,064	35,485	35,479
General and Administrative	71,490	67,773	201,599	205,978
Depreciation and Amortization	21,765	24,515	61,583	69,952
Debt Renegotiation Costs	6	—	3,070	2,951

	267,021	263,589	766,614	774,712

Income from operations	75,574	45,440	179,342	119,980

NON-OPERATING INCOME AND (EXPENSE):
Interest income	405	139	1,499	1,207
Interest expense	(56,526)	(55,186)	(165,686)	(167,785)
Interest expense—related party	(647)	(664)	(1,941)	(1,973)
Gain on debt refinancing, net	—	—	—	2,892
Other non-operating income (expense), net	704	7	650	(20)

	(56,064)	(55,704)	(165,478)	(165,679)

Income (loss) before equity in loss from Buffington Harbor, L.L.C., provision for income taxes and minority interest	19,510	(10,264)	13,864	(45,699)
Equity in loss from Buffington Harbor, L.L.C.	(604)	(625)	(1,804)	(1,855)

Income (loss) before income taxes and minority interest	18,906	(10,889)	12,060	(47,554)
Provision for income taxes	(3,718)	(1,526)	(3,718)	(3,935)

Income (loss) before minority interest	15,188	(12,415)	8,342	(51,489)
Minority Interest	(5,555)	—	(3,051)	5,061

NET INCOME (LOSS)	$9,633	$(12,415)	$5,291	$(46,428)

Basic and diluted earnings (loss) per share	$0.44	$(0.43)	$0.24	$(1.90)

Weighted average number of shares outstanding:
Basic	22,010,027	29,046,640	22,010,027	24,381,340

Diluted	22,034,816	29,046,640	22,035,535	24,381,340

See accompanying notes.

TRUMP HOTELS & CASINO RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(unaudited)

(dollars in thousands)

	Common Stock Amount	Add’l Paid In Capital	Accum Deficit	Accum Other Comp Loss	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2002	$242	$455,645	$(357,819)	$(595)	$(20,200)	$77,273

Issuance of Common Stock	79	14,921				15,000
Comprehensive loss:
Net Loss			(46,428)			(46,428)
Termination of interest rate swap in connection with debt refinancing				595		595

Total comprehensive loss						(45,833)

Balance, September 30, 2003	$321	$470,566	$(404,247)	$—	$(20,200)	$46,440

At December 31, 2002, there were 22,010,027 shares of Common Stock and 1,000 shares of Class B Common Stock outstanding. At September 30, 2003, there were 29,904,764 shares of Common Stock outstanding and 1,000 shares of Class B Common Stock outstanding. On July 11, 2003, 1,500 shares of Series A Preferred Stock were exchanged for 7,894,737 shares of Common Stock.

See accompanying notes.

TRUMP HOTELS & CASINO RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003

(unaudited)

(dollars in thousands)

	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$5,291	$(46,428)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Gain on debt refinancing, net	—	(2,892)
Issuance of debt in satisfaction of accrued interest	8,604	10,478
Non-cash increase in Trump’s Castle PIK Notes	(13,353)	(6,177)
Equity in loss of Buffington Harbor, L.L.C.	1,804	1,855
Depreciation and amortization	61,583	69,952
Minority interest in net income (loss)	3,051	(5,061)
Accretion of discounts on mortgage notes	5,504	3,181
Amortization of deferred loan costs	6,952	5,667
Provision for losses on receivables	7,571	4,929
Write-down of CRDA investments	4,102	5,123
Changes in operating assets and liabilities:
Increase in receivables	(427)	(5,240)
Decrease in inventories	111	392
Increase in other current assets	(4,791)	(2,683)
Increase in advances to affiliates, net	(57)	(97)
Decrease (increase) in other assets	9,762	(1,599)
(Decrease) increase in accounts payable, accrued expenses, and other current liabilities	(12,926)	11,545
Increase in accrued interest payable	38,384	34,798
Increase (decrease) in other long-term liabilities	263	(2,590)

Net cash flows provided by operating activities	121,428	75,153

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(26,408)	(23,450)
Purchase of CRDA investments, net	(10,621)	(9,032)
Advances to Tribe	(3,962)	—
Other	(23)	318

Net cash flows used in investing activities	(41,014)	(32,164)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from additional borrowings, net of discount	73,026	468,036
Contributed capital	—	15,000
Loan costs on additional borrowings	—	(19,725)
Payment of long-term debt	(95,518)	(480,455)

Net cash flows used in financing activities	(22,492)	(17,144)

NET INCREASE IN CASH AND CASH EQUIVALENTS	57,922	25,845
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	119,173	116,072

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$177,095	$141,917

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$116,649	$124,401

Purchase of property and equipment under capital lease obligations & financing	$19,631	$28,273

See accompanying notes.

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Organization and Operations

The accompanying condensed consolidated financial statements include those of Trump Hotels & Casino Resorts, Inc., a Delaware corporation (“THCR”), Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership (“THCR Holdings”), and Subsidiaries (as defined below). THCR Holdings is currently beneficially owned approximately 63.4% by THCR, as both a general and limited partner, and approximately 36.6% by Donald J. Trump (“Trump”), as a limited partner. Trump’s limited partnership interest in THCR Holdings represents his economic interests in the assets and operations of THCR Holdings. Such limited partnership interest is convertible at Trump’s option into 13,918,723 shares of THCR’s common stock, par value $.01 per share (the “THCR Common Stock”) (subject to certain adjustments), and if converted, would give Trump ownership of approximately 54.5% of the THCR Common Stock (including his current personal share ownership) or approximately 56.2% (assuming currently exercisable options held by Trump were exercised). Accordingly, the accompanying condensed consolidated financial statements include those of THCR and its 63.4% owned subsidiary, THCR Holdings and its wholly-owned subsidiaries. The minority interest liability in the consolidated balance sheet is adjusted with the proportionate share of the earnings (losses) of THCR. During the quarter ended March 31, 2003, the minority interest liability was completely eliminated through past losses. Consequently, losses will no longer be allocated to minority interest.

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

The casino industry in Atlantic City is seasonal in nature, with the peak season being the spring and summer months. Accordingly, results of operations for the period ended September 30, 2003 are not necessarily indicative of the operating results for a full year.

THCR has no operations and its ability to service its debt is dependent on the successful operations of the following subsidiaries of THCR Holdings (the “Subsidiaries”): (i) Trump Atlantic City Associates, a New Jersey general partnership (“Trump AC”), which is comprised of Trump Taj Mahal Associates, a New Jersey general partnership (“Taj Associates”), and Trump Plaza Associates, a New Jersey general partnership (“Plaza Associates”); and (ii) Trump Casino Holdings, LLC, a Delaware single member limited liability company (“TCH”), which is comprised of: Trump Indiana, Inc., a Delaware corporation (“Trump Indiana”); Trump Marina Associates, L.P., a New Jersey limited partnership (“Marina Associates”), and THCR Management Services, LLC, a Delaware limited liability company (“THCR Management”). Taj Associates, Plaza Associates and Marina Associates own and operate Trump Taj Mahal Casino Resort, Trump Plaza Hotel and Casino and Trump Marina Hotel Casino, respectively, in Atlantic City, New Jersey. Trump Indiana owns and operates Trump Hotel and Casino, a riverboat casino in Buffington Harbor in Gary, Indiana. THCR Management manages Trump 29 Casino located near Palm Springs, California pursuant to a five-year management agreement (the “Trump 29 Management Agreement”) with the Twenty-Nine Palms Enterprises Corporation, a corporation wholly-owned by the Twenty-Nine Palms Band of Luiseno Mission Indians, a federally recognized Native American Tribe and the owner of Trump 29 Casino (the “Tribe”). TCH was capitalized in March 2003 and Trump Indiana, Marina Associates, Trump Marina, Inc., THCR Management, THCR Management Holdings, LLC (the sole

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

member of THCR Management) and Trump Indiana Realty, LLC became wholly-owned subsidiaries of TCH on March 25, 2003 pursuant to a corporate reorganization approved by the Board of Directors of THCR.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted average number of shares of THCR Common Stock outstanding. Diluted earnings (loss) per share includes the impact of the exchange of Series A Preferred Stock in July 2003 and exercise of common stock options using the treasury stock method unless the impact of such securities is anti-dilutive. The shares of THCR’s Class B common stock, par value $.01 per share (the “THCR Class B Common Stock”), owned by Trump have no economic interest and therefore are not considered in the calculation of weighted average shares outstanding. A reconciliation of the number of shares used in the basic and diluted earnings (loss) per share calculations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Weighted average common shares outstanding—basic	22,010,027	29,046,640	22,010,027	24,381,340
Dilutive effect of stock options computed under treasury stock method	24,789	—	25,508	—

Weighted average common shares outstanding—diluted	22,034,816	29,046,640	22,035,535	24,381,340

Options to purchase 2,017,500 shares were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2002, as the weighted exercise price of the options was greater than the average market price of THCR Common Stock during the respective periods. All stock options were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2003, because they would have had an anti-dilutive effect on the calculation.

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock-based Compensation Plans

THCR has stock-based employee compensation plans. The Company applies the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for those plans. For stock options, no compensation expense is reflected in net income (loss) as all stock options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Pro forma information regarding net income (loss) and earnings (loss) per share is required by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and has been determined as if the Company had accounted for its stock plans under the fair value method of SFAS No. 123. Pro forma results are not necessarily indicative of the pro forma results for any future period. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net income (loss) as reported	$9,633,000	$(12,415,000)	$5,291,000	$(46,428,000)
Deduct total stock-based expense determined under fair value method of all awards, net of tax	(191,000)	(191,000)	(441,000)	(573,000)

Pro forma income (loss)	$9,442,000	$(12,606,000)	$4,850,000	$(47,001,000)

Basic and diluted earnings (loss) per-share as reported	$0.44	$(0.43)	$0.24	$(1.90)

Basic and diluted earnings (loss) per-share pro forma	$0.43	$(0.43)	$0.22	$(1.93)

Reclassifications

Certain other reclassifications and disclosures have been made to prior year financial statements to conform to the current year presentation.

(2) Other Assets

Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City. At December 31, 2002 and September 30, 2003, other assets include $8,014,000, which Plaza Associates believes will be recoverable on the settlement of the appeal.

Included in other assets is a $1,822,000 payment for sales and use tax assessed on Trump Indiana’s riverboat vessel, which is being appealed. Trump Indiana made this payment in 2002 in order to avoid incurring interest and penalties while this matter is under appeal. Trump Indiana’s appeal was based on the fact that it pays property taxes on the riverboat vessel as the vessel was determined to be real property by the taxing authority, and therefore, not susceptible to a use tax. In June 2003, the Indiana Tax Court ruled in favor of Trump Indiana on the matter of whether it is entitled to a refund of the use tax it paid on the 1996 purchase of the riverboat vessel. As of September

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

30, 2003, the Indiana Department of Revenue has appealed the Tax Court’s decision to the Indiana Supreme Court. Management believes that the amount will be fully recoverable upon settlement of the appeal.

(3) Debt Refinancing

As previously reported, on March 25, 2003, TCH and its wholly-owned subsidiary, Trump Casino Funding, Inc.(“TCF”), consummated a private placement, (the “TCH Notes Offering”), of two new issues of mortgage notes: (i) $425.0 million principal amount of first priority mortgage notes due March 15, 2010, bearing interest at a rate of 11.625% per year payable in cash, sold at a price of 94.832% of their face amount for an effective yield of 12.75%, (the “First Priority Mortgage Notes”), and (ii) $50.0 million principal amount of second priority mortgage notes due September 15, 2010, bearing interest at a rate of 11.625% per year payable in cash, plus 6.0% through the issuance of payable-in-kind notes (the “Second Priority Mortgage Notes”, and together with the First Priority Mortgage Notes, the “TCH Notes”).

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

The net proceeds of the TCH Notes Offering and the concurrent private offering of Second Priority Mortgage Notes to Donald J. Trump were used on the consummation date of the TCH Notes Offering or the applicable redemption date to:

•	redeem at the applicable redemption prices $242.1 million aggregate principal amount of Trump’s Castle Funding, Inc. (“Castle Funding”) 11.75% Mortgage Notes due 2003 (the “Castle Mortgage Notes”);

•	repay $70.0 million aggregate principal amount of Marina Associates’ bank debt due 2003;

•	redeem at the applicable redemption prices $14.3 million principal amount of Castle Funding’s 13.875% Pay-In-Kind Notes due 2005 (the “Castle PIK Notes”);

•	repay $20.3 million aggregate principal amount of Trump Indiana’s bank debt due 2006;

•	acquire and redeem at the applicable redemption prices $96.9 million aggregate principal amount (including the call premium) of THCR Holdings’ 15.5% Senior Notes due 2005 (the “THCR Holdings Senior Notes”); and

•	repay $0.2 million aggregate principal amount of THCR Management’s bank debt due 2003.

Also, in connection with the TCH Notes Offering, $141.9 million principal amount of the Castle PIK Notes and $35.5 million principal amount of THCR Holdings Senior Notes held by THCR Holdings and its subsidiaries were cancelled without payment.

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

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

In connection with the refinancing, THCR recognized a net gain of $2,892,000 which consists of a net gain of $10,451,000 on the retirement of Castle Funding’s 11.75% Mortgage Notes due 2003 and the Castle PIK Notes, a $2,828,000 call premium on the retirement of THCR Holdings Senior Notes, the settlement of Trump Indiana’s interest rate swap for $851,000 and the write-off of unamortized loan costs of approximately $3,880,000.

(4) Exchange Offer

Pursuant to the indentures governing the TCH Notes, TCH and TCF filed a registration statement on Form S-4 (File No: 333-104916) with the SEC to register notes having substantially identical terms as the TCH Notes, or the Exchange Notes, as part of an offer to exchange freely tradable Exchange Notes for the TCH Notes. The SEC declared the registration statement effective on July 10, 2003, and holders exchanged their TCH Notes for Exchange Notes on August 13, 2003.

Also, TCH and TCF filed a registration statement on Form S-1 (File No.: 333-105760) with the SEC to register for potential resale $15.0 million principal amount of Second Priority Notes purchased by Mr. Trump concurrently with the TCH Notes Offering. The SEC declared the registration statement effective on August 6, 2003. Mr. Trump has advised the Company that he does not currently have any intentions of selling his Second Priority Notes.

(5) Debt Renegotiation Costs

THCR previously announced its intention to refinance or modify the terms of THCR’s and its subsidiaries’ public debt issues. During the nine months ended September 30, 2002 and 2003, debt renegotiation costs of $3,070,000 and $2,951,000, respectively, were expensed in the accompanying Statements of Operations. Debt renegotiation costs include the costs associated with 2002 debt refinancing no longer pursued and transactional fees earned upon the consummation of the TCH Notes Offering on March 25, 2003.

(6) THCR Management Services

Under the Trump 29 Management Agreement, THCR Management manages the day-to-day operations of Trump 29 Casino. During the nine months ended September 30, 2002 and 2003, THCR Management earned $1,807,000 and $2,988,000, respectively, in management fees. The Company commenced receiving management fees in April 2002 pursuant to the Trump 29 Management Agreement.

(7) New Jersey State Income Tax

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act (the “Act”). This Act, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and imposes a new Alternative Minimum Assessment amount under the New Jersey corporate business tax based on either gross receipts or gross profits, as defined. The Act is retroactive to January 1, 2002. In addition, on July 1, 2003, the New Jersey legislature passed a law (“New Jersey Profits Tax”) which imposes a 7.5% tax on each casino’s 2002 adjusted net income, defined as net income plus management fees, subject to a minimum tax of at least $350,000 per casino. In accordance with the Acts, THCR has recorded a provision for current income tax expense of $3,718,000 and $3,935,000 (including $262,500 related to the New Jersey Profits Tax) for the nine months ended September 30, 2002 and 2003, respectively.

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(8) New Jersey Casino Taxes

On July 1, 2003, the New Jersey legislature passed a law that increases the taxation of New Jersey casinos. The new law imposes, among other taxes, a 4.25% tax on complimentaries (i.e., free rooms, food, beverages and entertainment given to patrons), an increase in the hotel tax of $3.00 per day on each occupied room, and increases the parking fee tax from $1.50 to $3.00 per car per day. In addition, each casino is charged a profits tax based on 7.5% of each casino’s 2002 adjusted net income (defined as net income plus management fees) subject to a minimum annual tax of $350,000. The tax is assessed during the period from July 1 to June 30 consistent with the fiscal year of the State of New Jersey. For the three and nine months ended September 30, 2003, the Company recorded a charge to income tax expense on the statement of operations for $262,500 related to the profits tax.

(9) Recent Accounting Pronouncements

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For existing variable interest entities, the consolidated requirement is effective for interim or annual financial statements ending after December 15, 2003, as amended. The Company is still evaluating whether it has any variable interest entities, which will be subject to consolidation pursuant to FIN No. 46.

ITEM 2— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In this section, the words “Company,” “we,” “our,” “ours,” and “us” refer to Trump Hotels & Casino Resorts, Inc. (“THCR”), Trump Hotels & Casino Resorts Holdings, L.P. (“THCR Holdings”) and its subsidiaries, unless otherwise noted. We, through one or more subsidiaries of THCR Holdings, own and operate four casinos. Three of the four casinos are located in Atlantic City, New Jersey: (i) Trump Plaza Hotel and Casino (“Trump Plaza”), (ii) Trump Taj Mahal Casino Resort (the “Trump Taj Mahal”) and (iii) the Trump Marina Hotel Casino (“Trump Marina,” and together with the Trump Plaza and the Trump Taj Mahal, the “Trump Atlantic City Properties”). The fourth is a riverboat casino docked in Buffington Harbor on Lake Michigan in Indiana ( “Trump Indiana,” and together with the Trump Atlantic City Properties, the “Trump Casino Properties”). We also manage, through THCR Management, Trump 29 Casino located near Palm Springs, California pursuant to a management agreement with an entity wholly-owned by the Twenty-Nine Palms Band of Luiseno Mission Indians, a federally recognized Native American Tribe (the “Tribe”). Terms not defined in this section shall have the meanings ascribed to them elsewhere in this Quarterly Report on Form 10-Q.

General

Our business is subject to a variety of risks and uncertainties, some of which are discussed below.

We have substantial indebtedness and interest expense which could limit capital expenditures and adversely affect our competitiveness.

The Company has substantial indebtedness, which includes $1.3 billion principal amount of 11.25% first mortgage notes of Trump Atlantic City Associates (“Trump AC”) maturing in May 2006 (the “TAC Notes”). The Company also has high interest expense. Interest expense as a percentage of net revenues was 19.0% and 17.7% for the nine months ended September 30, 2003 and 2002, respectively.

In March 2003, we refinanced an aggregate principal amount of approximately $441.4 million of debt with the net proceeds of the TCH Notes Offering. See “Note 3 to the Condensed Consolidated Financial Statements (unaudited).” Upon consummation of the TCH Notes Offering, our consolidated long-term debt was not reduced significantly and our consolidated interest expense remains high. Capital expenditures, such as room refurbishment, amenity upgrades and replacements and additions of new gaming equipment, are necessary from time to time to preserve the competitiveness of our properties. In addition, construction of additional rooms at one or more of our Atlantic City properties could be desirable in the future. The Atlantic City market is very competitive, especially since the opening of the Borgata by a joint venture of MGM Mirage and Boyd Gaming in the Marina District in July 2003. Our high levels of interest expense, however, could limit our ability to make capital expenditures necessary to improve and upgrade our properties and preserve our competitive position.

The interest rate on TCH’s First Priority Mortgage Notes will increase by 0.5% per annum if the TCH First Priority Leverage Ratio (as defined in the indenture for such notes) for any fiscal year, commencing with the year ending December 31, 2003, exceeds 4.8 to 1.0, and by 1.0% per annum if the TCH First Priority Leverage Ratio exceeds 5.3 to 1.0. Similarly, the rate of interest payable in cash on TCH’s Second Priority Mortgage Notes will increase by 0.5% per annum or 1.0% per annum if the TCH First Priority Leverage Ratio (as defined in the indenture for such notes) for any fiscal year, commencing with the year ending December 31, 2003, exceeds 4.8 to 1.0 or 5.3 to 1.0, respectively. For these purposes, the term “First Priority Leverage Ratio” for any year is defined generally as the ratio of (a) the total outstanding principal amount of First Priority Mortgage Notes (plus other indebtedness, if any, ranking pari passu with TCH’s First Priority Mortgage Notes) as of December 31 of such year to (b) the Consolidated EBITDA (as defined in the indenture) of TCH for such year. Consolidated EBITDA means, without duplication, the sum of consolidated net income, plus consolidated income tax expense, plus consolidated depreciation and amortization expense, plus consolidated fixed charges and non-cash charges related to regulatory write downs for the year.

The First Priority Leverage Ratio for 2003 is required to be computed by February 28, 2004. Any interest rate increase required by reason of the First Priority Leverage Ratio computation would be effective from and after March 15, 2004 to March 14, 2005, at which point the rates of interest payable on the TCH Notes would be restored to their original levels, unless the First Priority Leverage Ratio computation for fiscal 2004 results in an increase. The First Priority Leverage Ratio for the year ending December 31, 2003 is projected to result in an increase in the interest rates on the TCH Notes of 0.5% or 1.0%. In such case, the estimated impact on annual interest expense (assuming TCH’s First Priority Leverage exceeds the above thresholds set forth in the Indenture) for the year ended December 31, 2003 would be approximately $2,500,000 or $5,000,000.

TCH’s obligation to pay additional cash interest, if required to do so, will constrain its liquidity. See “Financial Condition; Liquidity and Capital Resources.”

The ability of Trump AC, which through its subsidiaries owns and operates Trump Plaza and the Trump Taj Mahal, to pay interest on its $1.3 billion principal amount of the TAC Notes, and the ability of TCH and TCF to pay interest on the $490.0 million principal issued amount of TCH Notes depends primarily on the ability of the Trump Casino Properties to generate cash from operations sufficient for such purposes. In the case of principal payments at maturity, the ability to refinance such indebtedness is also important. The future operating performance of the Trump Casino Properties is subject to general economic conditions, industry conditions, including competition and regulatory matters, and numerous other factors, many of which are unforeseeable or are beyond the control of management There can be no assurance that the future operating performance of the Trump Casino Properties will be sufficient to generate the cash flows required to meet debt service obligations of such properties. The ability of the Trump Casino Properties to pay the principal amount of their public debt at maturity (whether scheduled or by acceleration thereof) is primarily dependent upon their ability to obtain refinancing. We may seek to refinance the TAC Notes indebtedness on more favorable terms when and if market conditions are suitable. There is also no assurance that the general state of the economy, the status of the capital markets generally, or the receptiveness of the capital markets to the gaming industry or to THCR and its subsidiaries will be conducive to refinancing debt at any given time or on more favorable terms.

We are continuously exploring ways to improve our capital structure and enhance our properties and their operating efficiencies. Some potential efforts contemplated include: (i) recapitalizing our company, (ii) further reducing our overhead costs and interest expenses in order to pursue capital expansion plans, such as the addition of hotel rooms, (iii) selling one or more of our assets, (iv) optimizing our labor resources and (v) utilizing the latest technology with proven economies of scale (e.g., coinless slot machines). There can be no assurances, however, that we will be successful in effecting any such efforts or doing so in a timely manner, or, if effected, in realizing significant costs savings in order to maintain or enhance our competitiveness.

We Do Not Know Whether the Borgata will Continue to Adversely Affect Us in the Long Term.

In July 2003, the Borgata Casino Hotel and Spa opened in Atlantic City’s marina district. The Borgata has approximately 2,000 rooms and suites, an approximate 135,000 square-foot casino, restaurants, retail shops, a spa and pool and entertainment venues. Since its opening, the Borgata has not grown the Atlantic City market as had been originally anticipated and, along with a sluggish economy and adverse weather conditions, has adversely affected the results of the Trump Atlantic City Properties, especially Trump Marina, compared to the same period in the prior year. Borgata’s effect, however, may be temporary and attributable to the desire of gaming patrons to visit a new casino. In addition, a connector road between the Borgata and Trump Marina was not completed on schedule, making travel from the Borgata to Trump Marina inconvenient. The connector project was completed in late October 2003, and is expected to improve traffic flow from the Borgata to Trump Marina. The Borgata has not been operating long enough to determine, whether or not it will adversely affect the Trump Atlantic City Properties, especially Trump Marina, and the Company in the long term. While we believe that the opening of the Borgata will attract additional visitors to Atlantic City in the long term, especially to the marina district where Trump Marina is situated, it is possible that the Borgata could have an adverse effect on the long-term business and operations of the Trump Atlantic City Properties. See “Financial Condition – Liquidity and Capital Resources.”

Taxation of the gaming industry, already significant, may increase in the future which would reduce our profitability.

The casino industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. We, as well as other gaming companies, are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes. New Jersey taxes annual gaming revenues at the rate of 8.0% and levies an annual investment alternative tax of 2.5% on annual gaming revenue. This 2.5% obligation, however, can be satisfied by purchasing certain bonds or making certain investments in the amount of 1.25% of annual gaming revenues. In July 2002, New Jersey passed the New Jersey Business Tax Reform Act, which, among other things, suspended the use of the net operating loss carryforwards for two years and imposes a new Alternative Minimum Assessment amount under the New Jersey corporate business tax based on gross receipts or gross profits, as defined.

On July 1, 2003, the New Jersey legislature passed a law that increases the taxation of New Jersey casinos. The new law imposes a 4.25% tax on complimentaries (i.e., free rooms, food, beverages and entertainment given to patrons), an increase in the hotel tax of $3.00 per day on each occupied room, and increases the parking fee tax from $1.50 to $3.00 per car per day. In addition, each casino is charged a profits tax based on 7.5% of each casino’s 2002 adjusted net income, defined as net income plus management fees) subject to a minimum tax of at $350,000. The tax is assessed during the period from July 1 to June 30 consistent with the fiscal year of the State of New Jersey. For the three and nine months ended September 30, 2003, THCR has recorded a charge to income tax expense on the statement of operations for $262,500 related to the profits tax.

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

Future changes in state taxation of casino gaming companies in jurisdictions in which we operate cannot be predicted, and any such changes could adversely affect our profitability.

Our Business is Subject to a Variety of Other Risks and Uncertainties.

Our financial condition and results of operations could be affected by other events and uncertainties that are unforseeable and/or beyond our control, such as (i) capital market conditions which could diminish our ability to raise capital for refinancing debt or pursuing other alternatives, (ii) future acts of terrorism or terrorism threats and their impact on capital markets, the economy, consumer behavior and operating expenses, including insurance premiums, (iii) competition from existing and potential new competitors in Atlantic City, Indiana and other nearby markets, which is expected to increase over the next five years, (iv) regulatory changes, and (v) adverse or unfavorable weather forecasts and conditions.

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

Revenue Recognition and Allowance for Doubtful Accounts

The majority of the Company’s revenue is from gaming activities, and the majority of such revenue is derived from cash, which by nature does not require complex estimations. The Company extends credit on a discretionary basis to certain qualified patrons. Credit play as a percentage of total dollars wagered has been approximately 20% for the past three years. The Trump Casino Properties establish credit limits based upon a particular patron’s creditworthiness, as determined by an examination of various factors including a credit check of the patron, checking the patron’s personal checking account balance, credit limits and indebtedness at other casinos. The Company maintains an allowance for doubtful accounts for those customers whose checks have been unable to be collected due to non-sufficient funds. This allowance is based on a specific review of customer accounts as well as a review of the history of write-offs of returned markers. Management believes that the reserve recorded is reasonable; however, these estimates could change in the near term based on actual collection experience with each returned marker.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For existing variable interest entities, the consolidated requirement is effective for interim or annual financial statements ending after December 15, 2003, as amended. The Company is still evaluating whether it has any variable interest entities, which will be subject to consolidation pursuant to FIN No. 46.

Financial Condition –

Liquidity and Capital Resources

Cash flows from operating activities of the Company’s owned and managed casino properties are the Company’s primary source of liquidity and capital resources. The Company relies on capital leases to satisfy a portion of its capital resource needs. The Company’s ability to borrow funds for its liquidity and capital resources needs is severely restricted by covenants in the various indentures governing the TAC Notes and TCH Notes and by its already high levels of indebtedness. Sources of the Company’s short-term and long-term liquidity include casino gaming revenues and room, food and beverage sales. Although we expect the Company to have sufficient liquidity from the operating activities of the Trump Casino Properties to meet its short-term obligations, there can be no assurances in this regard. A variety of factors, including a decrease or change in the demand for our services, could have a material adverse effect on our liquidity. See “General” above.

The Trump Atlantic City Properties compete with other Atlantic City casino/hotels on the basis of customer service, the array of games offered, the attractiveness of a casino/hotel and on extent and quality of the facilities and amenities. In July 2003, the Borgata, a casino hotel built through a joint venture of MGM Mirage and Boyd Gaming, opened in Atlantic City’s marina district. Since its opening, the Borgata has adversely affected the revenues of the Trump Atlantic City Properties, especially Trump Marina. The long-term impact, however, of the Borgata on Atlantic City’s casinos and, in particular, the Trump Atlantic City Properties, cannot be ascertained at this time. See “General; We Do Not Know Whether the Borgata Will Continue to Adversely Affect Us in the Long Term.”

Because the Company has substantial indebtedness and related interest expenses, we have not been able to pursue various capital expansion plans, such as the addition of more hotel rooms. The inability to finance and make capital improvements to our properties could result in a deterioration of our competitive position. Capital expenditures for the Trump Casino Properties for the nine months ended September 30, 2002 and 2003 are as follows:

TRUMP HOTELS AND CASINO RESORTS

CONSOLIDATING CAPITAL EXPENDITURES

(IN THOUSANDS)

	TRUMP TAJ MAHAL	TRUMP PLAZA	TRUMP AC CONSOL	TRUMP MARINA	TRUMP INDIANA	TCH CONSOL	THCR HOLDINGS	THCR CONSOL
FOR THE NINE MONTHS ENDED SEPT 30, 2002
Purchase of Property & Equipment	$10,021	$4,384	$14,405	$3,913	$8,029	$11,942	$61	$26,408
Capital Lease Additions	8,269	8,341	16,610	3,011	10	3,021	—	19,631

Total Capital Expenditures	$18,290	$12,725	$31,015	$6,924	$8,039	$14,963	$61	$46,039

FOR THE NINE MONTHS ENDED SEPT 30, 2003
Purchase of Property & Equipment	$14,454	$3,185	$17,639	$3,968	$1,808	$5,776	$35	$23,450
Capital Lease Additions	10,609	7,123	17,732	5,831	4,710	10,541	—	28,273

Total Capital Expenditures	$25,063	$10,308	$35,371	$9,799	$6,518	$16,317	$35	$51,723

Note: Capital lease additions for Trump Casino Properties were principally slot machines.

We are continuously exploring ways to improve our capital structure and enhance our properties and their operating efficiencies. Some potential efforts contemplated include: (i) recapitalizing our company, (ii) further reducing our overhead costs and interest expense in order to pursue capital expansion plans, such as the addition of hotel rooms, (iii) selling one or more of our assets, (iv) optimizing our labor resources and (v) utilizing the latest technology with proven economies of scale (e.g., coinless slot machines). There can be no assurances, however, that we will be successful in effecting any such efforts or doing so in a timely manner, or, if effected, in realizing significant costs savings in order to maintain or enhance our competitiveness.

Results of Operations: Operating Revenues and Expenses

All business activities of THCR are conducted primarily by Trump Plaza, Trump Taj Mahal, Trump Indiana and Trump Marina.

Comparison of Three-Month Periods Ended September 30, 2002 and 2003. The following tables include selected data of Trump Plaza, Trump Taj Mahal, Trump Indiana and Trump Marina.

	Three Months Ended September 30, 2002
	Trump Plaza	Trump Taj Mahal	Trump Indiana	Trump Marina	THCR Consolidated*
	(dollars in thousands)
Revenues:
Gaming	$93,549	$146,129	$33,670	$79,694	$353,042
Management Fees	—	—	—	—	693
Other	18,801	31,191	2,099	19,079	71,170

Gross Revenues	112,350	177,320	35,769	98,773	424,905
Less: Promotional Allowances	24,625	32,288	3,482	21,915	82,310

Net Revenues	87,725	145,032	32,287	76,858	342,595

Costs and Expenses:
Gaming	40,071	62,121	16,356	34,548	153,096
Other	5,430	9,342	1,470	4,422	20,664
General & Administrative	16,947	28,067	6,579	18,830	71,490
Depreciation & Amortization	4,965	9,764	1,589	5,441	21,765
Debt Renegotiation Costs	—	—	—	6	6

Total Costs and Expenses	67,413	109,294	25,994	63,247	267,021

Income from Operations	20,312	35,738	6,293	13,611	75,574

Non-operating Income	76	39	78	45	1,109
Interest Expense	(13,888)	(24,495)	(901)	(16,094)	(57,173)

Total Non-operating Expense, Net	(13,812)	(24,456)	(823)	(16,049)	(56,064)

Loss in Joint Venture	—	—	(604)	—	(604)
Provision for Income Taxes	(978)	(1,790)	—	(950)	(3,718)

Income (Loss) before Minority Interest	$5,522	$9,492	$4,866	$(3,388)	$15,188

Minority Interest					(5,555)

Net Income					$9,633

*	Intercompany eliminations and expenses of THCR, THCR Holdings, Trump AC and THCR Management are not separately shown.

	Three Months Ended September 30, 2003
	Trump Plaza	Trump Taj Mahal	Trump Indiana	Trump Marina	THCR Consolidated*
	(dollars in thousands)
Revenues:
Gaming	$83,455	$137,858	$34,631	$68,395	$324,339
Management Fees	—	—	—	—	839
Other	19,186	30,090	2,267	18,642	70,185

Gross Revenues	102,641	167,948	36,898	87,037	395,363
Less: Promotional Allowances	25,800	37,981	3,842	18,711	86,334

Net Revenues	76,841	129,967	33,056	68,326	309,029

Costs and Expenses:
Gaming	38,956	61,796	17,072	32,953	150,777
Other	5,754	8,589	1,742	4,439	20,524
General & Administrative	16,163	26,232	7,950	16,837	67,773
Depreciation & Amortization	5,423	11,349	1,720	6,017	24,515

Total Costs and Expenses	66,296	107,966	28,484	60,246	263,589

Income from Operations	10,545	22,001	4,572	8,080	45,440

Non-operating Income (Expense)	44	(15)	21	8	146
Interest Expense	(13,922)	(24,606)	(2,181)	(11,078)	(55,850)

Total Non-operating Expense, Net	(13,878)	(24,621)	(2,160)	(11,070)	(55,704)

Loss in Joint Venture	—	—	(625)	—	(625)
Provision for Income Taxes	(449)	(689)	—	(388)	(1,526)

Net Income(Loss)	$(3,782)	$(3,309)	$1,787	$(3,378)	$(12,415)

*	Intercompany eliminations, revenues and expenses of THCR, THCR Holdings, Trump AC, TCH, and THCR Management are not separately shown.

	Three Months Ended September 30, 2002
	Trump Plaza			Trump Taj Mahal		Trump Indiana			Trump Marin		THCR Consolidated
	(dollars in thousands)
Table Game Revenues (1)		$27,367		$41,550			$5,458		$16,249		$90,624
Table Game Drop (2)		$168,230		$257,044			$33,078		$108,853		$567,205
Table Win Percentage (3)		16.3%		16.2%			16.5%		14.9%		16.0%
Number of Table Games		88		139			45		78		350
Slot Revenues (4)		$66,182		$98,548			$28,212		$63,139		$256,081
Slot Handle (5)		$820,076		$1,219,085			$366,057		$780,214		$3,185,432
Slot Win Percentage (6)		8.1%		8.1%			7.7%		8.1%		8.0%
Number of Slot Machines		2,982		4,823			1,733		2,528		12,066
Other Gaming Revenues	$	N/A		6,031		$	N/A		$306		$6,337
Total Gaming Revenues		$93,549		146,129			$33,670		$79,694		$353,042

Number of Guest Rooms Sold		80,434		112,682			15,200		66,384		274,700
Occupancy Rate		96.7%		98.0%			55.1%		99.1%		93.8%
Average Daily Rate (Room Revenue)		$84.38		$86.91			$60.72		$77.32		$82.40

	Three Months Ended September 30, 2003
	Trump Plaza			Trump Taj Mahal		Trump Indiana			Trump Marina		THCR Consolidated
	(dollars in thousands)
Table Game Revenues (1)		$20,903		$37,189			$4,531		$15,176		$77,799
Incr (Decr) over prior period		$(6,464)		$(4,361)			$(927)		$(1,073)		$(12,825)
Table Game Drop (2)		$158,096		$233,611			$29,683		$95,470		$516,860
Incr (Decr) over prior period		$(10,134)		$(23,433)			$(3,395)		$(13,383)		$(50,345)
Table Win Percentage (3)		13.2%		15.9%			15.3%		15.9%		15.1%
Incr (Decr) over prior period		(3.1	) pts	(0.3	) pts		(1.2	) pts	1.0 pts		(0.9	) pts
Number of Table Games		90		127			45		81		343
Incr (Decr) over prior period		2		(12)			—		3		(7)
Slot Revenues (4)		$62,552		$94,643			$30,100		$53,076		$240,371
Incr (Decr) over prior period		$(3,630)		$(3,905)			$1,888		$(10,063)		$(15,710)
Slot Handle (5)		$780,985		$1,184,689			$402,842		$671,398		$3,039,914
Incr (Decr) over prior period		$(39,091)		$(34,396)			$36,785		$(108,816)		$(145,518)
Slot Win Percentage (6)		8.0%		8.0%			7.5%		7.9%		7.9%
Incr (Decr) over prior period		(0.1	) pts	(0.1	) pts		(0.2	) pts	(0.2	) pts	(0.1	) pts
Number of Slot Machines		2,946		4,670			1,732		2,495		11,843
Incr (Decr) over prior period		(36)		(153)			(1)		(33)		(223)
Other Gaming Revenues	$	N/A		$6,026		$	N/A		$143		$6,169
Incr (Decr) over prior period	$	N/A		$(5)		$	N/A		$(163)		$(168)
Total Gaming Revenues		$83,455		$137,858			$34,631		$68,395		$324,339
Incr (Decr) over prior period		$(10,094)		$(8,271)			$961		$(11,299)		$(28,703)

Number of Guest Rooms Sold		80,492		113,270			16,592		63,908		274,262
Occupancy Rate		96.8%		98.5%			60.1%		95.4%		93.7%
Average Daily Rate (Room Revenue)		$81.86		$82.54			$55.81		$78.88		$79.87

(1)	“Table Game Revenues” is defined as the total amount wagered by table game patrons (the “Table Game Drop”), less the amounts paid back to such patrons by the casino for winning wagers.
(2)	“Table Game Drop” is defined as the total amount wagered by table game patrons.
(3)	“Table Win Percentage” is defined as the ratio, expressed as a percentage, of Table Game Revenues to Table Game Drop.
(4)	“Slot Revenues” is defined as the total amount wagered by slot patrons (the “Slot Handle”), less the amount paid back to slot patrons by the casino for winning pulls.
(5)	“Slot Handle” is defined as the total amount wagered by slot patrons.
(6)	“Slot Win Percentage” is defined as the ratio, expressed as a percentage, of Slot Revenues to Slot Handle.

Gaming revenues are the primary source of THCR’s revenues. Table game revenues represent the amount retained by THCR from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by “high rollers.” The Atlantic City industry table game win percentages were 15.5 % and 15.2% for the three months ended September 30, 2002 and 2003, respectively. THCR’s table game win percentage was 16.0% and 15.1% for the three months ended September 30, 2002 and 2003, respectively.

Table game revenues decreased by approximately $12,825,000, or 14.2%, from the comparable period in 2002 due to decreases in table game drop as well as table win percentage. Trump Plaza’s decrease of $6,464,000 in table game revenues was primarily attributed to the 3.1 points decrease in table win percentage over the comparable period in 2002. Trump Marina’s $1,073,000 decrease in table game revenues was primarily due to the impact of the Borgata opening in July 2003 which resulted in a $13,383,000 decrease in table game drop. This decrease was partially offset by a 1.0 point increase in table win percentage over the comparable period in 2002.

Slot revenues decreased by approximately $15,710,000, or 6.1%, to $240,371,000 for the three months ended September 30, 2003, compared to $256,081,000 for the three months ended September 30, 2002. The decrease in slot revenues of $3,905,000 at Trump Taj Mahal, $3,630,000 at Trump Plaza and $10,063,000 at Trump Marina were primarily the result of decreased slot handle due to the impact of the opening of the Borgata in July 2003, adverse economic conditions and unfavorable weather, including Hurricane Isabel in September 2003.

Trump Indiana’s slot revenue increased $1,888,000, or 6.7%, from the comparable period in 2002, primarily due to a $36,785,000 increase in slot handle. Effective July 11, 2003, Indiana riverboat casinos, including Trump Indiana, are permitted to operate 24 hours a day pursuant to legislation enacted by the Indiana state legislature in May 2003. Trump Indiana has been operating 24 hours per day since such date.

For the three months ended September 30, 2003 a $839,000 management fee was earned from the Trump 29 Casino compared to $693,000 for the three months ended September 30, 2002.

Promotional allowances increased by $4,024,000, or 4.9%, from the comparable period in 2002 primarily as a result of increases in coin and complimentary hotel services.

Gaming costs and expenses decreased by approximately $2,319,000, or 1.5%, for the three months ended September 30, 2003 to $150,777,000, compared to $153,096,000 for the three months ended September 30, 2002. This decrease at the Atlantic City properties was attributed to decreases in payroll and bad debt expenses.

General and administrative expenses were $67,773,000 for the three months ended September 30, 2003, a $3,717,000, or 5.2%, decrease from $71,490,000 for the three months ended September 30, 2002. This decrease was primarily related to decreases in real estate taxes and employee benefits partially offset by increases in insurance and utility expenses.

Included in other non-operating income for the three months ended September 30, 2002, was a $656,000 distribution from Miss Universe, L.P., LLLP (“Miss Universe”) to THCR Holdings. There was no comparable income in 2003.

In accordance with the New Jersey Business Tax Reform Act, THCR has recorded a provision for current income tax expense of $3,718,000 and $1,526,000 (including $262,500 New Jersey Profits Tax) for the three months ended September 30, 2002 and 2003, respectively. The comparable expense in the three months ended September 30, 2002 was cumulative and retroactive to January 1, 2002. This change was recorded beginning in the period in which the tax law was passed (third quarter 2002) pursuant to the accounting literature in Financial Accounting Standards Board Statement Number 109, “Accounting for Income Taxes.”

On July 1, 2003, the New Jersey legislature passed a law that increases the taxation of New Jersey casinos. The new law imposes, among other taxes, a 4.25% tax on complimentaries (i.e., free rooms, food, beverages and entertainment given to patrons), an increase in the hotel tax of $3.00 per day on each occupied room, and increases the parking fee tax from $1.50 to $3.00 per car per day. In addition, each casino is charged a profits tax based on 7.5% of each casino’s 2002 adjusted net income (defined as net income plus management fees) subject to a minimum annual tax of $350,000. The tax is assessed during the period from July 1 to June 30 consistent with the fiscal year of the State of New Jersey. For the three months ended September 30, 2003, the Company recorded a charge to income tax expense on the statement of operations for $262,500 related to the profits tax.

Comparison of Nine-Month Periods Ended September 30, 2002 and 2003. The following tables include selected data of Trump Plaza, Trump Taj Mahal, Trump Indiana and Trump Marina.

	Nine Months Ended September 30, 2002
	Trump Plaza	Trump Taj Mahal	Trump Indiana	Trump Marina	THCR Consolidated*
	(dollars in thousands)
Revenues:
Gaming	$259,433	$408,507	$98,243	$217,246	$983,429
Management Fees	—	—	—	—	1,807
Other	53,178	85,109	6,238	47,387	191,912

Gross Revenues	312,611	493,616	104,481	264,633	1,177,148
Less: Promotional Allowances	69,731	95,237	10,151	56,073	231,192

Net Revenues	242,880	398,379	94,330	208,560	945,956

Costs and Expenses:
Gaming	117,505	177,275	49,291	96,856	440,927
Other	16,099	27,323	4,575	11,438	59,435
General & Administrative	48,161	79,440	19,664	51,388	201,599
Depreciation & Amortization	13,466	28,066	4,393	15,640	61,583
Debt Renegotiation Costs	—	—	284	1,133	3,070

Total Costs and Expenses	195,231	312,104	78,207	176,455	766,614

Income from Operations	47,649	86,275	16,123	32,105	179,342

Non-operating Income	245	195	190	211	2,149
Interest Expense	(38,834)	(71,907)	(3,070)	(47,543)	(167,627)

Total Non-operating Expense, Net	(38,589)	(71,712)	(2,880)	(47,332)	(165,478)

Loss in Joint Venture	—	—	(1,804)	—	(1,804)
Provision for Income Taxes	(978)	(1,790)	—	(950)	(3,718)

Income (Loss) before Minority Interest	$8,082	$12,773	$11,439	$(16,177)	$8,342

Minority Interest					(3,051)

Net Income					$5,291

*	Intercompany eliminations and expenses of THCR, THCR Holdings, Trump AC and THCR Management are not separately shown.

	Nine Months Ended September 30, 2003
	Trump Plaza	Trump Taj Mahal	Trump Indiana	Trump Marina	THCR Consolidated*
	(dollars in thousands)
Revenues:
Gaming	$243,318	$395,223	$99,359	$200,571	$938,471
Management Fees	—	—	—	—	2,988
Other	52,332	80,965	6,550	47,225	187,072

Gross Revenues	295,650	476,188	105,909	247,796	1,128,531
Less: Promotional Allowances	70,086	99,743	11,273	52,737	233,839

Net Revenues	225,564	376,445	94,636	195,059	894,692

Costs and Expenses:
Gaming	113,346	177,825	51,044	95,077	437,292
Other	16,178	26,086	4,925	11,350	58,539
General & Administrative	49,513	80,424	22,290	51,728	205,978
Depreciation & Amortization	15,144	32,701	5,426	16,660	69,952
Debt Renegotiation Costs	—	—	—	(47)	2,951

Total Costs and Expenses	194,181	317,036	83,685	174,768	774,712

Income from Operations	31,383	59,409	10,951	20,291	119,980

Non-operating Income	219	72	386	65	1,187
Interest Expense	(42,219)	(73,702)	(4,925)	(42,024)	(169,758)
Gain (Loss) on Bond Redemption	—	—	(1,820)	9,751	2,892

Total Non-operating Expense, Net	(42,000)	(73,630)	(6,359)	(32,208)	(165,679)

Loss in Joint Venture	—	—	(1,855)	—	(1,855)
Provision for Income Taxes	(1,141)	(1,806)	—	(988)	(3,935)

Income(Loss) before Minority Interest	$(11,758)	$(16,027)	$2,737	$(12,905)	$(51,489)

Minority Interest					5,061

Net Loss					$(46,428)

*	Intercompany eliminations, revenues and expenses of THCR, THCR Holdings, Trump AC, TCH, and THCR Management are not separately shown.

	Nine Months Ended September 30, 2002
	Trump Plaza			Trump Taj Mahal	Trump Indiana			Trump Marina		THCR Consolidated
	(dollars in thousands)
Table Game Revenues (1)		$77,360		$116,067		$17,307		$49,389		$260,123
Table Game Drop (2)		$458,240		$700,590		$100,286		$287,230		$1,546,346
Table Win Percentage (3)		16.9%		16.6%		17.3%		17.2%		16.8%
Number of Table Games		88		139		47		79		353
Slot Revenues (4)		$182,073		$275,481		$80,936		$167,212		$705,702
Slot Handle (5)		$2,261,239		$3,476,466		$1,063,894		$2,104,060		$8,905,659
Slot Win Percentage (6)		8.1%		7.9%		7.6%		7.9%		7.9%
Number of Slot Machines		2,912		4,843		1,584		2,526		11,865
Other Gaming Revenues	$	N/A		$16,959	$	N/A		$645		$17,604
Total Gaming Revenues		$259,433		$408,507		$98,243		$217,246		$983,429

Number of Guest Rooms Sold		232,270		327,271		42,854		180,988		783,383
Occupancy Rate		94.1%		95.9%		52.3%		91.1%		90.2%
Average Daily Rate (Room Revenue)		$82.17		$81.45		$61.53		$77.48		$79.66

	Nine Months Ended September 30, 2003
	Trump Plaza			Trump Taj Mahal	Trump Indiana			Trump Marina		THCR Consolidated
	(dollars in thousands)
Table Game Revenues (1)		$68,013		$115,430		$13,675		$47,041		$244,159
Incr (Decr) over prior period		$(9,347)		$(637)		$(3,632)		$(2,348)		$(15,964)
Table Game Drop (2)		$443,295		$685,171		$85,437		$278,556		$1,492,459
Incr (Decr) over prior period		$(14,945)		$(15,419)		$(14,849)		$(8,674)		$(53,887)
Table Win Percentage (3)		15.3%		16.8%		16.0%		16.9%		16.4%
Incr (Decr) over prior period		(1.6	) pts	0.2 pts		(1.3	) pts	(0.3	) pts	(0.4	) pts
Number of Table Games		90		127		45		81		343
Incr (Decr) over prior period		2		(12)		(2)		2		(10)
Slot Revenues (4)		$175,305		$262,985		$85,684		$153,063		$677,037
Incr (Decr) over prior period		$(6,768)		$(12,496)		$4,748		$(14,149)		$(28,665)
Slot Handle (5)		$2,203,086		$3,290,264		$1,107,372		$1,907,885		$8,508,607
Incr (Decr) over prior period		$(58,153)		$(186,202)		$43,478		$(196,175)		$(397,052)
Slot Win Percentage (6)		8.0%		8.0%		7.7%		8.0%		8.0%
Incr (Decr) over prior period		(0.1	) pts	0.1 pts		0.1 pts		0.1 pts		0.1 pts
Number of Slot Machines		2,953		4,703		1,726		2,507		11,889
Incr (Decr) over prior period		41		(140)		142		(19)		24
Other Gaming Revenues	$	N/A		$16,808	$	N/A		$467		$17,275
Incr (Decr) over prior period	$	N/A		$(151)	$	N/A		$(178)		$(329)
Total Gaming Revenues		$243,318		$395,223		$99,359		$200,571		$938,471
Incr (Decr) over prior period		$(16,115)		$(13,284)		$1,116		$(16,675)		$(44,958)

Number of Guest Rooms Sold		230,650		324,750		44,694		180,195		780,289
Occupancy Rate		93.5%		95.2%		54.6%		90.7%		89.8%
Average Daily Rate (Room Revenue)		$79.57		$78.54		$55.62		$77.18		$77.22

(1)	“Table Game Revenues” is defined as the total amount wagered by table game patrons (the “Table Game Drop”), less the amounts paid back to such patrons by the casino for winning wagers.
(2)	“Table Game Drop” is defined as the total amount wagered by table game patrons.
(3)	“Table Win Percentage” is defined as the ratio, expressed as a percentage, of Table Games Revenues to Table Game Drop.
(4)	“Slot Revenues” is defined as the total amount wagered by slot patrons (the “Slot Handle”), less the amount paid back to slot patrons by the casino for winning pulls.
(5)	“Slot Handle” is defined as the total amount wagered by slot patrons.
(6)	“Slot Win Percentage” is defined as the ratio, expressed as a percentage, of Slot Revenues to Slot Handle.

Gaming revenues are the primary source of THCR’s revenues. Table game revenues represent the amount retained by THCR from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by “high rollers.” The Atlantic City industry table game win percentages were 15.8 % and 16.0% for the nine months ended September 30, 2002 and 2003, respectively. THCR’s table game win percentage was 16.8% and 16.4% for the nine months ended September 30, 2002 and 2003, respectively.

Table game revenues decreased by approximately $15,964,000, or 6.1%, to $244,159,000 for the nine months ended September 30, 2003 from $260,123,000 for the nine months ended September 30, 2002. This decrease was primarily attributed to decreased table win percentage as well as the table game drop. Trump Taj Mahal’s $637,000 decrease in table game revenues was primarily attributed to the $15,419,000 decrease in table game drop but was partially offset by a 0.2 point increase in table win percentage. Trump Plaza’s $9,347,000 decrease and Trump Indiana’s $3,632,000 decrease in table games revenue was primarily attributed to the 1.6 points and 1.3 points decrease in table win percentage, respectively.

Slot revenues decreased by approximately $28,665,000, or 4.1%, to $677,037,000 for the nine months ended September 30, 2003 compared to $705,702,000 for the nine months ended September 30, 2002. Decreases in slot handle at the Atlantic City properties primarily contributed to their respective decreases in slot revenues. Slot revenues at the Atlantic City properties during the nine months ended September 30, 2003 were negatively impacted by the opening of the Borgata in July 2003, adverse economic conditions and unfavorable weather, including harsh winter weather and Hurricane Isabel in September 2003.

Trump Indiana’s slot revenues increased $4,748,000, or 5.9%, from the comparable period in 2002, primarily due to a $43,478,000 increase in slot handle which can be attributed in part to the implementation of 24 hours per day gaming effective July 11, 2003.

For the nine months ended September 30, 2003, a $2,988,000 management fee was earned from the Trump 29 Casino, compared to $1,807,000 for the nine months ended September 30, 2002. THCR Management commenced its management of the Trump 29 Casino in April 2002.

Promotional allowances increased by $2,647,000, or 1.1%, from the comparable period in 2002 primarily as a result of increases in coin and complimentary hotel services.

Gaming costs and expenses decreased $3,635,000, or 0.8%, for the nine months ended September 30, 2003 to $437,292,000, compared to $440,927,000 for the nine months ended September 30, 2002. This decrease was attributed to decreased slot machine rental fees at Trump Plaza and decreased bad debt expenses at the Atlantic City properties. As a result of a legislative bill passed by the State of Indiana during the second quarter of 2003, Trump Indiana recorded a $1,942,000 retroactive recalculation of wagering tax due to the State of Indiana.

General and administrative expenses were $205,978,000 for the nine months ended September 30, 2003, a $4,379,000, or 2.2%, increase from $201,599,000 for the nine months ended September 30, 2002. This increase was primarily attributed to higher insurance costs, utilities, and real estate taxes. Additionally, THCR recorded a donation of casino reinvestment obligations which resulted in a charge of $2,283,000 for the nine months ended September 30, 2003.

During the nine months ended September 30, 2002 and 2003, THCR incurred debt renegotiation costs of $3,070,000 and $2,951,000, respectively. Debt renegotiation costs include the costs associated with 2002 debt refinancing no longer pursued and transactional fees earned upon the consummation of the TCH Notes Offering on March 25, 2003.

Included in other non-operating income for the nine months ended September 30, 2002, was a $656,000 distribution from Miss Universe to THCR Holdings. There was no comparable income in 2003.

In connection with the TCH Notes Offering, THCR recognized a net gain of $2,892,000 which consists of a net gain of $10,451,000 on the retirement of the Castle Mortgage Notes and Castle PIK Notes, a $2,828,000 call premium on the retirement of THCR Holdings Senior Notes, the settlement of Trump Indiana’s interest rate swap of $851,000 and the write off of unamortized loan costs of approximately $3,880,000.

In accordance with the New Jersey Business Tax Reform Act, a provision for current income tax expense of $3,718,000 and $3,935,000 (including $262,500 related to the New Jersey Profits Tax) has been recorded for the nine months ended September 30, 2002 and 2003, respectively. This change was recorded beginning in the period in which the tax law was passed (third quarter 2002) pursuant to the accounting literature in Financial Accounting Standards Board Statement Number 109, “Accounting for Income Taxes.”

On July 1, 2003, the New Jersey legislature passed a law that increases the taxation of New Jersey casinos. The new law imposes, among other taxes, a 4.25% tax on complimentaries (i.e., free rooms, food, beverages and entertainment given to patrons), an increase in the hotel tax of $3.00 per day on each occupied room, and increases the parking fee tax from $1.50 to $3.00 per car per day. In addition, each casino is charged a profits tax based on 7.5% of each casino’s 2002 adjusted net income (defined as net income plus management fees) subject to a minimum annual tax of $350,000. The tax is assessed during the period from July 1 to June 30 consistent with the fiscal year of the State of New Jersey. For the nine months ended September 30, 2003, the Company recorded a charge to income tax expense on the statement of operations for $262,500 related to the profits tax.

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

ITEM 3— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates and commodity rates. We have limited exposure to market risk due to the fact that the interest rates on our long term debt are fixed and we do not utilize these financial instruments for trading purposes.

The carrying amount of the following financial instruments approximates fair value as follows: (a) cash and cash equivalents, receivables and payables are based on the short-term nature of these financial instruments and (b) CRDA bonds and deposits are based on the allowances to give effect to the below market interest rates.

The carrying amount and fair value of our fixed rate indebtedness is as set forth below:

	September 30, 2003
Issuer/Debt	Carrying Amount	Fair Value
	(in thousands)
Trump Atlantic City Associates
$1.2 billion 11.25% First Mortgage Notes due 2006	$1,200,000	$936,000
$75 million 11.25% First Mortgage Notes due 2006	$74,378	$58,500
$25 million 11.25% First Mortgage Notes due 2006	$24,695	$19,500

Trump Casino Holdings, LLC

11.625% First Priority Mortgage Notes due 2010	$404,078	$376,125
17.625% Second Priority Mortgage Notes due 2010	$66,842	$53,473

ITEM 4— CONTROLS AND PROCEDURES

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

PART II—OTHER INFORMATION

ITEM 1— LEGAL PROCEEDINGS

General. Currently and from time to time, THCR and certain of its employees are involved in various legal proceedings incidental to THCR’s business. While any proceeding or litigation has an element of uncertainty, management believes that the final outcomes of these matters are not likely to have a material adverse effect on THCR’s results of operations or financial condition. In general, THCR has agreed to indemnify such persons, and its directors, against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings absent a showing of such persons’ gross negligence or malfeasance.

ITEM 2— CHANGES IN SECURITIES AND USE OF PROCEEDS

Pursuant to the indentures governing the TCH Notes, TCH and TCF filed a registration statement on Form S-4 (File No: 333-104916) with the SEC to register notes having substantially identical terms as the TCH Notes, (the “Exchange Notes”), as part of an offer to exchange freely tradable Exchange Notes for the TCH Notes. The SEC declared the registration statement effective on July 10, 2003, and holders exchanged their TCH Notes for Exchange Notes on August 13, 2003.

Also, TCH and TCF filed a registration statement on Form S-1 (File No.: 333-105760) with the SEC to register for potential resale $15.0 million principal amount of Second Priority Notes purchased by Mr. Trump concurrently with the TCH Notes Offering. The SEC declared the registration statement effective on August 6, 2003. Mr. Trump has advised the Company that he does not currently have any intentions of selling his Second Priority Notes.

As previously disclosed, Mr. Trump accepted, in part, 1,500 shares of Series A Preferred Stock of THCR in lieu of cash for his $16.7 million principal amount of THCR Holdings Senior Notes being redeemed from other noteholders with the net proceeds of the TCH Notes Offering. Pursuant to the Note Purchase Agreement, dated March 19, 2003, between THCR, THCR Holdings and Mr. Trump, and after obtaining stockholders’ approval at the annual stockholders’ meeting in June 2003, Mr. Trump exchanged his Series A Preferred Stock on July 11, 2003 for 7,894,737 shares of THCR Common Stock on the basis of $1.90 per share. The THCR Common Stock was issued to Mr. Trump pursuant to the exemptions afforded by Sections 3(a)(9) and 4(2) of the Securities Act of 1933, as amended.

ITEM 3— DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4— SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5— OTHER INFORMATION

On September 17, 2003, Trump AC was added as a party to that certain Amended and Restated Executive Agreement, effective as of January 1, 2003, by and among Donald J. Trump, THCR and THCR Holdings (the “Amended Executive Agreement”). As disclosed in THCR’s 2003 proxy statement, Mr. Trump, THCR and THCR Holdings had entered into the Amended Executive Agreement on April 10, 2003 in consideration for Mr. Trump terminating his Services Agreement, dated December 28, 1995, with Marina Associates in connection with the TCH Notes Offering. Other than adding Trump AC as a party to the Amended Executive Agreement, none of the terms of such agreement were changed. A copy of the Amended Executive Agreement, as amended, is filed as an exhibit to this Form 10-Q.

Subsequent Event. On November 5, 2003, Standard & Poor’s Rating Services (“S&P”) revised its outlook for the TAC Notes and TCH Notes from stable to negative. At the same time, however, S&P affirmed its “CCC+” and “B-” corporate and senior secured debt ratings for the TAC Notes and TCH Notes, respectively.

ITEM 6— EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

10.1	*	Amended and Restated Executive Agreement, effective as of January 1, 2003, by and among Donald J. Trump, Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Atlantic City Associates.

31.1		Certification by the Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

31.2		Certification by the Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

32.1		Certification of the Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

b. Current Reports on Form 8-K:

THCR filed a Current Report on Form 8-K with the SEC on July 23, 2003 regarding its earnings press release for the second quarter ended June 30, 2003.

THCR filed a Current Report on Form 8-K with the SEC on August 18, 2003 regarding the appointment of Scott C. Butera as the Company’s Executive Vice President, Director of Corporate and Strategic Development, effective September 3, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUMP HOTELS & CASINO RESORTS, INC. (Registrant)

Date: November 14, 2003	By: /s/ FRANCIS X. MCCARTHY, JR.
Francis X. McCarthy, Jr. Executive Vice President of Corporate Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description

10.1	*	Amended and Restated Executive Agreement, effective as of January 1, 2003, by and among Donald J. Trump, Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Atlantic City Associates.

31.1		Certification by the Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

31.2		Certification by the Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

32.1		Certification of the Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.