Form 10-K
period 2003-12-31
TRUMP HOTELS & CASINO RESORTS INC
filed 2004-03-30
CIK 943320

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity of Trump Hotels & Casino Resorts, Inc. held by non-affiliates as of March 24, 2004 was $63,472,358, based upon the closing price of $3.19 for the common stock on the New York Stock Exchange on that date.

As of March 30, 2004, there were 29,904,764 shares of common stock and 1,000 shares of class B common stock (having a voting equivalency of 13,918,723 shares of common stock) of Trump Hotels & Casino Resorts, Inc. outstanding.

Documents Incorporated by Reference—None

FORM 10-K

PART I

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contain words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative or other variations thereof or comparable terminology. In particular, they include statements relating to, among other things, future actions, new projects, strategies, proposals, future performance, the outcome of contingencies such as legal proceedings and future financial results. We have based these forward-looking statements on our current expectations and projections about future events.

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors as well as other factors described from time to time in our reports filed with the Securities and Exchange Commission (the SEC):

•	completion of the recently proposed recapitalization plan, intended to reduce indebtedness and provide capital (see “Business; Recent Events”), is subject to numerous contingencies, many of which are beyond the control of the Company, and cannot be assured;

•	if the proposed recapitalization plan is not consummated, the Company will have to consider its alternatives, which may include transactions that may have unforeseeable consequences to the holders of our common stock and the debt of our subsidiaries;

•	our operating results may increasingly become uncertain if we are not able to make certain capital expenditures which we have not been able to make in light of our high levels of indebtedness and related interest expense;

•	the effect of economic, credit and capital market conditions on the economy in general, and on gaming and hotel companies in particular;

•	the effects of environmental and structural building conditions relating to our properties;

•	access to available and feasible financing and insurance;

•	changes in laws (including increased tax rates), regulations or accounting standards, insurance premiums, and third-party relations and approvals, and decisions of courts, regulators and governmental bodies;

•	litigation outcomes and judicial actions, including gaming legislative action, referenda and taxation;

•	ability of our customer-tracking programs and marketing to continue to increase or sustain customer loyalty;

•	our ability to recoup costs of capital investments through higher revenues;

•	acts of war or terrorist incidents;

•	abnormal gaming hold percentages; and

•	the effects of competition, including locations of competitors and operating and market competition.

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

Recent Events

On February 12, 2004, Trump Hotels & Casino Resorts, Inc., or THCR and together with its subsidiaries, the Company, announced that it has entered into an exclusivity agreement with DLJ Merchant Banking Partners III, L.P., or DLJMB, an affiliate of Credit Suisse First Boston, or CSFB, in connection with a proposed $400 million equity investment by DLJMB to sponsor a comprehensive recapitalization of THCR, or the Potential Recapitalization.

Reasons for the Potential Recapitalization. The Company is very highly leveraged, with extensive secured borrowing by its operating level subsidiaries. At December 31, 2003, the Company’s ratio of total indebtedness to capital was approximately 331 to 1, and for the year then ended, cash interest expense was 1.5 times operating income.

Trump Atlantic City Associates, or Trump AC, had outstanding at December 31, 2003, $1.3 billion principal amount of 11.25% First Mortgage Notes due 2006, or the TAC Notes. The TAC Notes are guaranteed by the entities that own and operate the Trump Taj Mahal Casino Resort and Trump Plaza Hotel and Casino in Atlantic City, New Jersey. Trump Casino Holdings, LLC, or TCH, had outstanding at December 31, 2003, two issues of mortgage notes, or the TCH Notes: (i) $425 million principal amount of 11.625% First Priority Mortgage Notes due 2010 and (ii) $66.8 million principal amount of 17.625% Second Priority Mortgage Notes due 2010 (together with the TAC Notes, the “Notes”). The TCH Notes are guaranteed by the entities that own and operate the Trump Marina Hotel Casino in Atlantic City, New Jersey, and the Trump Indiana Riverboat in Gary, Indiana, as well as by the entity that manages Trump 29 Casino in Coachella, California. For further information concerning the Notes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Summary of the Company’s Public Indebtedness.”

In recent periods, the Company has experienced increased competition and other challenges in its markets. The Company has also suffered reduced operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Factors That May Affect Our Future Results” and “Liquidity and Capital Resources.” Due to these factors and its very substantial debt service on the Notes, the Company has not been able to reinvest in the maintenance of its owned properties at desired levels or expand its operations. In addition, THCR anticipates, but cannot ensure, that Trump AC will have sufficient funds from operations on hand to provide for the May 1, 2004 installment of interest then due and payable on the TAC Notes within the 30-day grace period provided under the indentures governing the TAC Notes. See “Business; Competition” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Also see the “Report of Independent Auditors.”

In light of these factors, management has explored alternatives in order to favorably resolve the situation for all of the Company’s constituencies, and the Board of Directors of THCR has established a special committee of independent directors, or the Special Committee, to oversee the process. THCR has retained UBS Investment Bank and other advisors, and the Special Committee has retained different advisors, to assist in this process. Alternatives explored to date have included a possible sale of certain assets of the Company’s subsidiaries, a restructuring of its indebtedness through out-of-court or in-court proceedings, refinancing of indebtedness, attracting substantial new equity investment and analysis of various other restructuring and reinvestment scenarios. As a result of this process, the Company identified DLJMB as a potential investor, and based on conversations to date with DLJMB, management and the Special Committee believe that the Potential Recapitalization is likely to afford the best available alternative for all of the Company’s constituencies.

Terms of the Potential Recapitalization. DLJMB’s proposed $400 million investment is expected to be in the form of THCR’s common stock and limited partnership units of Trump Hotels & Casino Resorts Holdings, L.P., or THCR Holdings. This investment would, if consummated, result in DLJMB becoming the majority shareholder of THCR, with Donald J. Trump continuing as the Chairman of THCR’s Board of Directors and as a significant equity holder. In connection with the Potential Recapitalization, THCR also intends to change its name to Trump International Corporation. Although THCR has had extensive discussions with DLJMB regarding the Potential

Recapitalization, the Company has not entered into any definitive agreements with DLJMB regarding the Potential Recapitalization (other than the exclusivity agreement with DLJMB and an agreement to pay DLJMB certain expenses and to pay a substantial fee if certain transactions occur without DLJMB’s participation).

Certain holders of the TAC Notes have formed a committee, or the Noteholder Committee, to discuss the Potential Recapitalization with the Company, and the Noteholder Committee has also engaged advisors.

The Potential Recapitalization depends upon the occurrence of several events, including:

•	a restructuring of the TAC Notes and TCH Notes that would reduce their face value, either through in or out of court proceedings;

•	reaching definitive agreement with the Company and Mr. Trump concerning the specific terms of DLJMB’s investment, including: (i) whether its investment is made directly in THCR or in a subsidiary of THCR; (ii) the price (which may be, or be the equivalent of, or more or less than, the market prices for THCR common stock now or at the date of the definitive agreement); (iii) the amount and percentage ownership to be acquired by DLJMB (although its investment would represent more than a majority in all scenarios discussed to date); (iv) the terms of corporate governance post-investment; (v) the potential resale of its investment; and (vi) the terms of the Company’s continued use of the “Trump” name and marks, and of Mr. Trump’s continued service as Chairman (in exchange for which Mr. Trump is expected to receive additional equity and/or other consideration); and

•	receiving appropriate gaming regulatory approvals.

Whether or not the Potential Recapitalization will progress will depend on whether the Special Committee, DLJMB, key holders of the Notes and Mr. Trump are able to agree on the definitive terms of the recapitalization that, once agreed to, would then be proposed for regulatory and other required consents and approvals. There is no assurance any such agreement will be reached, or that if it is reached, that all necessary consents and approvals will be obtained.

The Company and DLJMB have proposed certain key terms of the Potential Recapitalization to the Noteholder Committee which may be different than the terms of a consummated recapitalization plan, if any.

Certain Possible Consequences of the Potential Recapitalization. If the parties can agree on the terms of a Potential Recapitalization, they will likely seek to implement it through a series of steps, any one of which may not be successful, including the restructuring of the TAC Notes and TCH Notes which may, given the number of holders of the Notes, be effected through a court approved plan of reorganization. In any such proceeding, the Company anticipates that trade creditors would be paid in full. There is no assurance that any such plan would be approved by the requisite vote of stakeholders. It is also possible that, if a Company sponsored plan is not agreed upon, bondholders may propose any number of alternative plans, some of which may involve Noteholders seeking to foreclose on their collateral. Pursuant to any plan, Noteholders may receive new notes, cash, other property, equity securities, or a combination of any of these. Any such new notes may be secured or unsecured, senior or subordinated, and have payment and other terms substantially different from the TAC Notes or TCH Notes.

If the Potential Recapitalization is approved and implemented, it should result in a substantial deleveraging of the Company and reduction in its debt service. If the plan is approved and implemented, the holders of common stock of THCR prior to the transaction, including Mr. Trump (on account of his existing shares), are likely to have their existing interests substantially diluted, and the value of that interest may be less than now. Further, DLJMB will own a majority equity interest in the Company (likely at the THCR or THCR Holdings level), and will be in a position to control the Company, subject to agreed upon contractual limitations on its rights, if any.

Even if the plan is approved and implemented, and facilitates the desired expansion and development of the Company’s properties, the change may not lead to the hoped for increase in the volume and profitability of the Company’s business.

Other Alternatives. If the Potential Recapitalization or other recapitalization plan is not consummated, the Company will continue to consider alternatives to optimize stakeholder return, reduce its consolidated indebtedness and improve its capital structure, including the alternatives described above and others. There is no assurance that any such alternatives will be achieved.

General

THCR was formed in Delaware in March 1995 and has been a public company since June 1995. Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol “DJT.” Our principal assets consist of our general and limited partnership interests in THCR Holdings, which holds through its subsidiaries substantially all of the assets of our business. THCR Holdings’ partnership agreement, dated June 12, 1995, as amended, requires that all of our business activities be conducted through THCR Holdings or a subsidiary of THCR Holdings. As the sole general partner of THCR Holdings, we generally have the exclusive rights, responsibilities and discretion as to the management and control of THCR Holdings and its subsidiaries. Our company is the exclusive vehicle through which Donald J. Trump, the Chairman of our Board of Directors and our President and Chief Executive Officer and a limited partner of THCR Holdings, engages in gaming activities. Our company is separate and distinct from Mr. Trump’s other holdings and business activities.

Through THCR Holdings and its wholly-owned subsidiaries, we own and/or manage the following five casino hotel properties:

•	Trump Taj Mahal Casino Resort—a destination resort located on the northern end of Atlantic City’s boardwalk. Opened in 1990 and acquired by us in April 1996, the Trump Taj Mahal Casino Resort, or Trump Taj Mahal, features 1,250 hotel rooms, including 242 suites, 19 dining and 12 beverage locations, parking for 6,950 cars, a 14-bay bus terminal and approximately 140,000 square feet of ballroom, meeting room and pre-function area space. The Trump Taj Mahal also features 157,395 square feet of gaming space which includes 193 table games, 4,670 slot machines and an approximately 12,000 square-foot poker, Keno and Race Simulcasting room and an Asian-themed table game area offering popular Asian table games. The Trump Taj Mahal also features: a 20,000 square foot multi-purpose entertainment complex known as the “Xanadu Theater,” with seating capacity for up to approximately 1,200 persons, which can be used as a theater, concert hall, boxing arena or exhibition hall; the “Casbah,” a New York style nightclub; and the Mark G. Etess Arena featuring approximately 63,000 square feet of exhibition and entertainment space accommodating up to 5,200 persons.

•	Trump Plaza Hotel and Casino—a resort located at the center of Atlantic City’s boardwalk and adjacent to Atlantic City’s renovated Boardwalk Hall (an entertainment venue accommodating up to 13,000 people). Opened in 1984, Trump Plaza Hotel and Casino, or Trump Plaza, features 904 hotel rooms, including 143 suites, 91,181 square feet of casino space with 2,906 slot machines and 90 table games. Amenities and services include approximately 36,000 square feet of conference space, an 800-seat cabaret theater, two cocktail lounges, five restaurants, two player clubs, a seasonal beach bar, health spa, an indoor pool, arcade, tennis courts and six retail outlets. Trump Plaza is connected by an enclosed pedestrian walkway to a ten-story parking garage which can accommodate 14 buses and approximately 2,800 cars.

•

Trump Marina Hotel Casino—opened in 1985 and acquired by us in October 1996, situated in Atlantic City’s rapidly developing marina district, Trump Marina Hotel Casino, or Trump Marina, consists of a 27-story hotel with 728 guest rooms, including 153 suites, 97 of which are luxury suites. The casino offers approximately 79,700 square feet of gaming space, 2,501 slot machines, 75 table games, a simulcast racetrack facility and 58,000 square feet of convention, ballroom and meeting space. Trump Marina also features a 540-seat cabaret-style theater, a nightclub, two player clubs, two retail stores, seven restaurants, a cocktail lounge and a pool side snack bar. To facilitate access to the property,

Trump Marina has a nine-story parking garage capable of accommodating approximately 3,000 cars. Trump Marina also has 11 bus bays and a roof-top helipad.

•	Trump Indiana Casino Hotel—a riverboat casino located approximately 25 miles from downtown Chicago and catering primarily to the northwest Indiana and Chicago markets. Opened in June 1996, Trump Indiana Casino Hotel, or Trump Indiana, is located conveniently near I-80/95 and I-90 on a 280-foot gaming vessel with 43,000 square feet of gaming space, 1,600 slot machines, 42 table games which include 12 poker tables and the capacity to accommodate approximately 2,700 passengers. Trump Indiana operates in Buffington Harbor, an approximately 100-acre site in Gary, Indiana. Our docking facility and land-based pavilion, which we share with our joint venture partner, Majestic Star Casino, LLC, or Majestic Star, includes a 40,000 square foot pavilion housing meeting space, a buffet, a steakhouse restaurant, several restaurant kiosks, bars and lounges, gift shops, staging and ticketing areas, surface parking for 2,300 automobiles and a 300-room hotel. Through another joint venture with an affiliate of Majestic Star, we also own the site immediately adjacent to Trump Indiana, which includes a parking garage that accommodates up to 2,000 cars. See “Business; Certain Agreements; Buffington Harbor Joint Venture.”

Since August 2002, the State of Indiana has permitted riverboat casinos to implement dockside gaming, which we have adopted. Dockside gaming eliminates Trump Indiana’s need to cruise which required patrons to wait for boarding times that had previously been scheduled every two hours. Effective July 11, 2003, the State of Indiana permitted riverboat casinos to operate 24 hours per day. In addition, the State of Indiana also passed legislation that allows a person or entity to own up to 100.0% in no more than two riverboat licenses. Previously, a person or entity could simultaneously own up to 100.0% in one riverboat owner’s license and no more than 10.0% in a second riverboat owner’s license.

•	Trump 29 Casino—located in Coachella, California near Palm Springs and featuring a desert-style floor setting. Reopened under its new name, Trump 29 Casino, in April 2002, we manage Trump 29 Casino, or Trump 29, pursuant to a management agreement with the Twenty-Nine Palms Band of Luiseno Mission Indians of California, or the Tribe. Trump 29 is owned by the Tribe through its sole ownership of the Twenty-Nine Palms Enterprises Corporation, or Twenty-Nine Palms. Trump 29 has 80,000 square feet of gaming space, approximately 1,997 slot machines and 35 table games. Trump 29 also features a 5,000 square foot ballroom, a 2,200 seat theater-type showroom, a fine-dining steakhouse and a food court. See “Business; Certain Agreements; Trump 29 Management Agreement.”

Hotel-Casino Resort Properties

We have provided below certain information regarding our properties as of December 31, 2003. Other than Trump 29, we wholly own and operate these properties.

Name and Location	Number of Rooms/ Suites	Approximate Casino Square Footage	Slots Machines	Gaming Tables(1)
Atlantic City, NJ
–Trump Taj Mahal	1,250	157,395	4,670	193
–Trump Plaza	904	91,181	2,906	90
–Trump Marina	728	79,700	2,501	75

Subtotal	2,882	328,276	10,077	358
Buffington Harbor, IN
–Trump Indiana	300	43,000	1,662	42
Coachella, CA
–Trump 29(2)	—	80,000	1,997	35

Total	3,182	451,276	13,736	435

(1)	Generally includes blackjack, baccarat, craps, pai gow poker, Caribbean stud poker, roulette and poker.

(2)	We manage Trump 29 pursuant to a management agreement with the Tribe. See “Business; Certain Agreements; Trump 29 Management Agreement.”

We believe that our properties derive substantial benefit from the widespread recognition of the “Trump” name and its association with high quality amenities and first class service. Our properties use the Trump name to attract business at each site where we seek to provide an exciting gaming and entertainment experience tailored to the primary patrons in each of our markets.

In this Form 10-K, the term “Trump Atlantic City Properties” includes Trump Taj Mahal, Trump Plaza and Trump Marina. “Trump Casino Properties” includes the Trump Atlantic City Properties and Trump Indiana. Unless otherwise noted, the terms “we,” “us,” and “our” includes THCR, THCR Holdings and its subsidiaries.

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

Ticket In-Ticket Out, or TITO, gaming is an alternative payment method to coin handling on the casino slot floor. Casino operators can program a slot machine to pay a slot payout, or a portion thereof, with a ticket. The ticket can then be reinserted into another TITO slot machine, be exchanged for cash at a cashier’s station or held by the player and used at a later time. At December 31, 2003, Trump Taj Mahal, Trump Plaza and Trump Marina had 1,900, 1,746 and 1,357 TITO slot machines, respectively, representing approximately 41.0%, 60.0% and 54.0% of their respective slot floors. Trump Indiana and Trump 29 had 1,257 and 660 TITO slot machines, respectively, representing approximately 76.0% and 33.0% of their respective slot floors. We anticipate having nearly all of the Trump Casino Properties’ slot machines operating with TITO gaming technology during 2004. We believe that TITO slot machines enhance slot patrons’ gaming experience as well as reduce overhead, labor and costs associated with operating a slot floor. Also, preliminary results have shown an increase in coin-in and win per unit per day for TITO test units.

Targeted Marketing and Promotion. We actively promote our casinos, entertainment offerings, hotels and restaurants by using a variety of media, including billboard and other outdoor signage, print, broadcast and the Internet. In addition, we employ marketing representatives as a means of attracting gaming patrons to our properties. We have developed and maintain extensive and targeted customer databases. We also employ a focused direct-mail program, integrated with our player tracking systems, to efficiently target our database customers with a variety of promotional programs to enhance customer loyalty. Promotional events in 2003 included gift giveaways, sweepstakes, slot tournaments and Asian and other ethnic events which were designed to increase our frequent player programs. We estimate that approximately 75% of our gaming revenues at Trump Plaza come from rated players (i.e., players in our database targeted for promotional programs), approximately 75% at the Trump Taj Mahal, approximately 88% at Trump Marina and approximately 59% at Trump Indiana, evidencing our ability to attract our targeted customers.

Maintain Stringent Cost Controls. We have achieved significant cost savings in the past through several initiatives. These initiatives include matching employee schedules more efficiently to peak business hours and implementing our more efficient cash reward programs that generate higher revenue at a lower cost than previous cash reward programs. Coupled with our targeted marketing approach, we have been able to lower marketing costs and increase revenues at the Trump Casino Properties without sacrificing customer service.

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

New Developments and Potential Opportunities

Canouan Island. In September 2003, THCR agreed to provide management services to Canouan Resorts Development, Ltd., which has developed a resort complex on Canouan Island in St. Vincent and the Grenadines. Canouan Resorts has a 99-year lease with the government of St. Vincent to develop 1,200 acres on the island. Donald Trump has also agreed to assist in the development and marketing of luxury villas and estate properties at the location. THCR Management Company, LLC, a subsidiary of THCR Holdings, will manage the club style, 8,600 square foot casino for an initial five-year term, commencing about June 1, 2004, subject to an additional term of five years if certain revenue and budget targets are met. The casino will offer a full range of table games in elegant surroundings.

Nevada Gaming. In connection with Mr. Trump’s purchase of 10% of the issued and outstanding common stock of Riviera Holdings Corporation and granting to THCR and THCR Holdings options to purchase such stock, Mr. Trump, THCR, THCR Holdings, THCR’s directors and certain affiliates and executive officers of THCR were required to file applications with the Nevada Gaming Commission for a finding of suitability to hold the Riviera Stock. On February 19, 2004, the Nevada Gaming Commission issued an order of registration confirming such suitability. See “Certain Relationships and Related Transactions; Riviera Holdings Corporation.”

The Atlantic City Market

The Atlantic City market serves the New York-Philadelphia-Baltimore-Washington, D.C. corridor with nearly 30 million adults living within a three-hour driving radius and has historically generated consistent growth in gaming revenues. The Atlantic City gaming market currently consists of 12 casino properties with a total of 14,264 hotel rooms and approximately 1.4 million square feet of gaming space containing approximately 42,000 slot machines and approximately 1,400 table games.

Other gaming operators in Atlantic City have announced or recently completed new development or expansion projects. The Borgata Casino Hotel and Spa, or the Borgata, a casino resort complex developed in Atlantic City’s marina district through a joint venture between MGM Mirage, Inc. and Boyd Gaming Corporation, opened in July of 2003 and is the first new casino in Atlantic City in 13 years. The Borgata, located on a 25-acre site, features a 40 story tower with approximately 2,000 rooms and suites, a 135,000 square foot casino, restaurants, retail shops, a spa and pool, and entertainment venues. In 2002, also in the marina district, Harrah’s completed construction of an additional hotel tower with 452 rooms and expanded its casino floor to include 950 additional slot machines. We believe that these projects will, in the long term, attract additional visitors to the marina district.

In addition, Caesars Entertainment, Inc. (formerly Park Place Entertainment, Inc.) connected its Bally’s and Claridge properties in July 2002 and merged the properties into a single casino resort in December 2002. In

December 2002, Caesars began renovating the adjacent Ocean One Mall into an upscale retail and entertainment complex, which is expected to be completed in 2005. Additionally Bally’s and Caesars announced plans for the construction of a 3,189 space parking garage to be built in conjunction with the New Jersey Casino Reinvestment Development Authority, or the CRDA, to provide parking for their operations, the Atlantic City Medical Center and the recently opened “The Walk” retail and entertainment complex.

In May, 2003, Showboat Casino Hotel completed the construction of a 544 room hotel tower.

In April 2002, Aztar Corp. commenced its expansion of its Tropicana Atlantic City property. The expansion will include an additional 502 hotel rooms and a 200,000 square foot retail, dining and entertainment complex and is anticipated to be completed in the fall of 2004.

In September 2002, Resorts Atlantic City commenced demolition of one of its towers and is replacing it with a 459 room hotel tower expected to be completed in the second quarter of 2004.

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

Northwest Indiana/Chicagoland Market

The northwest Indiana and the greater Chicago metropolitan market, known as the “Chicagoland” market, is the third largest gaming market in the United States, generating approximately $2.3 billion in revenues for the year ended December 31, 2003. As of December 31, 2003, the Chicagoland market featured nine casinos, over 1,000 hotel rooms and over 390,000 square feet of gaming space containing 13,343 slot machines and 382 table games.

From 1998 to 2003, total gaming revenues in the Chicagoland market have increased approximately 51.7%, during which period only two new facilities opened. The Chicagoland market is the third most populated metropolitan area in the United States. Furthermore, the population and average income in the Chicagoland market rank highest among all United States riverboat gaming markets. Entrance into the market is limited by the fixed number of gaming licenses available in Indiana and Illinois. Currently, a maximum of 11 licenses are permitted in Indiana, of which 10 have already been issued (five on Lake Michigan, including Trump Indiana, and five on the Ohio River), and a maximum of 10 licenses are permitted in Illinois, of which nine have been issued. The remaining Indiana license was granted to Orange County in the southern portion of the state, and the remaining Illinois license has been granted to Isle of Capri Casinos, Inc. to operate a casino in Rosemont, Illinois.

There has been limited casino development and expansion activity in the areas surrounding Trump Indiana. In February 2002, Harrah’s completed construction on a new 293-room luxury hotel at its East Chicago, Indiana property.

Southern California Market

Trump 29 is located in California’s Coachella Valley in Riverside County, near Palm Springs. The property is located just off Interstate 10, with an estimated 27,000 vehicles passing by Trump 29 each day. Riverside County offers Trump 29 a rapidly growing local market, with population having risen over 130% from 1980 to 2000 to reach approximately 1.6 million people. In addition, Coachella is located within 175 miles of California’s three largest metropolitan areas, Los Angeles, Orange County and San Diego, with a combined 2000 population of approximately 15.2 million people.

Competition

Atlantic City

Atlantic City. Competition in the Atlantic City is intense and is increasing. At the present time, there are 12 casino hotels located in Atlantic City which compete with each other on the basis of customer service and quality and extent of amenities, including each of the Trump Atlantic City Properties. For this reason, substantial capital expenditures are required to compete effectively. Substantial new expansion and development activity has recently been completed, is under construction, or has been announced in Atlantic City at other properties, including the opening of the Borgata in July 2003. Increased competition is one reason we are pursuing a comprehensive recapitalization plan. See “Business; The Atlantic City Market.”

In addition, we believe that there are several other sites on the boardwalk and in the marina district on which casino hotels could be built in the future, and various applications for casino licenses have been filed and announcements with respect thereto have been made from time to time. There can be no assurance that proposed and future developments and expansions will not have a material adverse effect on our business and operations. There also can be no assurances that any Atlantic City development projects, which are planned or in process, will be completed. See “Business; Recent Events” and “Business; The Atlantic City Market.”

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

New Jersey State Legislation. In September 2002, the New Jersey State Legislature proposed an amendment to the New Jersey constitution that, if approved by the citizens of New Jersey in a general election, would permit the legislature to adopt legislation permitting slot machines at the Meadowlands Racetrack in East Rutherford, New Jersey. If New Jersey’s constitution were to be so amended and such legislation adopted, slot machines at the Meadowlands would compete to some extent with Atlantic City’s casinos, including the Trump Atlantic City Properties, for gaming patrons.

New York State Legislation. In October 2001, the State of New York, citing a statewide economic crisis precipitated by the September 11, 2001 terrorist attacks on New York City, passed legislation permitting video lottery terminals, or VLTs, at five harness racetracks and further allows the governor to negotiate Class III gaming compacts with Native American tribes for up to six resort-scale casinos. The legislation allows three tribal resort scale casinos in the Catskills, within 90 minutes of New York City, and the other three in the Buffalo-Niagara Falls area. The three Buffalo-Niagara Falls resort scale casinos would join two existing Indian casinos, the Turning Stone, operated by the Oneida Nation near Syracuse and one owned by the St. Regis Mohawks, near the Canadian Border.

On January 28, 2004, Saratoga Gaming and Raceway in upstate New York opened a gaming facility featuring approximately 1,300 VLTs and on February 18, 2004, Finger Lakes Gaming and Racetrack in upstate New York also opened a gaming facility featuring approximately 1,000 VLTs. In March 2004, New York State’s third racino at Buffalo Raceway in Hamburg opened with 990 VLTs. MGM Mirage, a major casino gaming company, has announced that it has an understanding with the New York Racing Association (“NYRA”) to manage VLTs at the Aqueduct horseracing track in metropolitan New York, subject to certain conditions. Competition from these properties and other properties, when opened, could have a material adverse effect on the Trump Atlantic City Properties.

Other States. Legislation permitting other forms of casino gaming has been proposed, from time to time, in various states, including those bordering the State of New Jersey. Six states have presently legalized riverboat gambling while others are considering its approval, including the State of New York and the Commonwealth of Pennsylvania. Several states are considering or have approved large-scale land-based casinos. The business and operations of the Trump Atlantic City Properties could be adversely affected by such competition, particularly if casino gaming were permitted in jurisdictions near or elsewhere in New Jersey or in other states in the Mid-Atlantic and Northeast. Currently, casino gaming, other than Native American gaming, is not allowed in other areas of New Jersey or in Connecticut, New York or Pennsylvania. To the extent that legalized gaming becomes more prevalent in New Jersey or other jurisdictions near Atlantic City, competition would further intensify. In particular, proposals have been introduced to legalize gaming in other locations, including Pennsylvania and Maryland. The legislative proposals in Pennsylvania would allow for a wide range of gaming activities, including riverboat gaming, slots at racetracks, video lottery terminals at liquor stores and the formation of a gaming commission. Maryland’s proposed legislation would authorize VLTs at some of Maryland’s racing facilities. The results of the 2002 gubernatorial elections in Pennsylvania and Maryland have also increased the likelihood of gaming legislation in such states. We are unable to predict whether any such legislation, in such states or elsewhere, will be enacted or whether, if passed, would have material adverse effect on the Trump Atlantic City Properties.

Chicagoland

Competition in the Chicagoland market is intense. We believe that competition in the gaming industry, particularly the riverboat and dockside gaming industry, is based on a combination of quality and location of gaming facilities, the implementation of effective marketing strategies and customer service and satisfaction. Trump Indiana is seeking a competitive advantage primarily based upon its proximity to, and direct access from Chicago, extensive parking facilities, name recognition, a superior gaming vessel and gaming experience, and targeted marketing strategies. Although we believe that the location of Trump Indiana allows it to compete effectively with other casinos in the surrounding geographic area, management expects competition in the casino gaming industry to become more intense as casinos are opened and new entrants into the gaming industry become even more operational.

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

At the present time, there are four other riverboats in the Chicago, Illinois area. On March 15, 2004, the Illinois Gaming Board granted Isle of Capri Casinos, Inc. a license to operate in Rosemont, Illinois which is located in the Chicagoland area. The Illinois Legislature also authorized gaming on barges in Illinois. In addition to barge gaming, which facilitates a larger casino floor than a conventional boat, Illinois gaming regulators relaxed ownership hurdles, allowing operators to own more than one casino in the state. There can be no assurance that Indiana will follow suit in allowing gaming on barges. Effective July 11, 2003, the State of Indiana permitted riverboat casinos to operate 24 hours per day. In 2003, the State of Indiana passed legislation that allows a person or entity to own up to 100.0% in no more than two riverboat licenses. Previously, a person or entity could simultaneously own up to 100.0% in one riverboat owner’s license and no more than 10.0% in a second riverboat owner’s license.

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

Buffington Harbor Joint Venture

In June 1995, Trump Indiana, Inc. acquired approximately 88 acres of land at Buffington Harbor in Gary, Indiana, or the Buffington Harbor Site, for an aggregate purchase price of $13.5 million from the Lehigh Portland Cement Company, or Lehigh. Trump Indiana, Inc. also leased certain of Lehigh’s property adjacent to the Buffington Harbor Site for the docking of Trump Indiana Inc.’s casino vessel (the Harbor Lease Agreement). Trump Indiana, Inc. contributed the Buffington Harbor Site and its rights under the Harbor Lease Agreement to Buffington Harbor Riverboats, LLC, or BHR, a 50/50 joint venture between Trump Indiana, Inc. and Majestic Star in connection with the formation of BHR. Pursuant to Trump Indiana Inc.’s and Majestic Star’s joint venture agreement, or the BHR Agreement, BHR owns, develops and operates all common land-based and waterside operations in support of Trump Indiana’s and Majestic Star’s separate riverboat casinos at Buffington Harbor. Trump Indiana, Inc. and Majestic Star are each equally responsible for the development and the operating expenses of BHR.

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

Casino Services Agreement

We service the Trump Casino Properties and Trump 29 and manage their administrative overhead costs through a casino services agreement, dated January 1, 1998, as amended, or the Casino Services Agreement, with Trump Administration, a division of Trump Taj Mahal Associates, or Taj Associates, a subsidiary which operates the Trump Taj Mahal. Trump Administration assumed the rights and responsibilities of the Casino Services Agreement when we merged Trump Casino Services, LLC, or TCS, into Taj Associates in December 2000. Pursuant to the Casino Services Agreement, Trump Administration provides each of our properties with managerial, financial, accounting, purchasing, legal and other services incidental to running a casino and hotel, collectively referred to as the “Casino Services.” In return, the properties reimburse Trump Administration, on a ratable basis, all of the costs and expenses incurred by Trump Administration in providing the Casino Services, including all payroll and employee benefits and related costs associated with the employees utilized by Trump Administration, as well as all overhead and other expenses incurred in the ordinary course of providing such services. We believe that the Casino Services Agreement allows us to take advantage of economies of scale and realize substantial cost savings. The Casino Services Agreement expires on January 1, 2008, unless earlier terminated upon 90 days prior written notice.

Marina Lease

Pursuant to Marina Associates’ agreement with the New Jersey Division of Parks and Forestry, we operate a 645-boat slip marina adjacent to Trump Marina. Pursuant to the agreement and a lease entered into in September 1990 with the State of New Jersey, Marina Associates leases the marina and improvements thereon for an initial term of 25 years. Pursuant to the marina lease, Marina Associates pays annual rent equal to the greater of (i) a certain percentage of Marina Associates’ gross revenues from operating the marina or (ii) a minimum amount ($400,000 in 2003 and which will increase every five years to $500,000 in 2010). In addition, Marina Associates is responsible for all of the costs and expenses related to the premises, including but not limited to, all maintenance and repair costs, insurance premiums, real estate taxes, assessments and utility charges. Also, any improvements made to the marina (excluding an elevated pedestrian walkway which we constructed and which connects Trump Marina to a two-story building containing a restaurant and retail and office space) automatically becomes the property of the State of New Jersey upon the termination of the lease.

Trademark License Agreement

Subject to certain restrictions, we have the exclusive world-wide right to use the “Trump” name and Mr. Trump’s likeness in connection with gaming and related activities pursuant to a trademark license agreement, dated June 12, 1995, and the amendments thereto, between Mr. Trump, as licensor, and THCR, as licensee (Trademark License Agreement). Pursuant to the Trademark License Agreement, we are permitted to use the names “Trump,” “Donald J. Trump” and variations thereof, collectively referred to as the “Trump Names,” and related intellectual property rights, or the “Marks,” in connection with casino and gaming activities and related services and products.

We, in turn, allow our subsidiaries and properties to use the Trump Names and Marks under various parol licenses which do not create enforceable licenses. The Trademark License Agreement, however, does not restrict Mr. Trump’s right to use or further license the Trump Names and Marks in connection with services and products other than casino services and related products.

The term of the Trademark License Agreement is until the later of: (i) June 2015, (ii) such time as Mr. Trump and his affiliates own less than a 15.0% voting interest in THCR or (iii) such time as Mr. Trump ceases to be employed or retained by THCR pursuant to an employment, management, consulting or similar services agreement. Upon expiration of the Trademark License Agreement, Mr. Trump is required to grant THCR a non-exclusive, worldwide and royalty free license to use the casino related trademarks for a reasonable transition period on terms to be agreed upon between us and Mr. Trump. Mr. Trump’s obligations under the Trademark License Agreement are secured by a security agreement, pursuant to which Mr. Trump has granted THCR a first priority security interest in the Trump Names and the related intellectual property rights for use in connection with casino services, as well as related hotel, bar and restaurant services. See “Executive Compensation; Employment Agreements, Termination of Employment and Change-in-Control Arrangements; Donald J. Trump,” “Executive Compensation; Compensation Committee Interlocks and Insider Participation; Trademark License Agreement” and “Certain Relationships and Related Transactions; Trademark License Agreement.”

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

Pursuant to our management agreement with the Tribe, an annual management fee equal to 30.0% of net revenues of Trump 29 (as defined in the management agreement) is payable to Trump 29 Services for each year of the term. The management fee is payable monthly in arrears. Payment of the monthly management fee is subordinate to the debt service on Twenty-Nine Palms’ bank debt and is payable after certain other monthly priority payments are made or reserve requirements are satisfied, including the payment of operating expenses of Trump 29 (excluding the management fee) and various debt service reserve requirements required by Twenty-Nine Palms’ loan agreement. If revenues of Trump 29 are less than the amount necessary to pay any required amount under the management agreement in any given month, Trump 29 Services is obligated to advance the funds necessary to pay the minimum guaranteed monthly payment to the Tribe.

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

Governmental and Gaming Regulations

The following is only a summary of the applicable provisions of the New Jersey Casino Control Act (or the Casino Control Act), the Indiana Riverboat Gambling Act (or the Riverboat Gambling Act), the IGRA and certain other laws and regulations. It does not purport to be a full description and is qualified in its entirety by reference to the Casino Control Act, the Riverboat Gambling Act, the IGRA and such other applicable laws and regulations.

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

Operating Licenses. In June 2003, the CCC consolidated and renewed Marina Associates’, Plaza Associates’ and Taj Associates’ (collectively, the Trump AC Licensees) licenses to operate Trump Marina, Trump Plaza and Trump Taj Mahal, respectively, until June 2007.

Casino Licenses. No casino hotel facility may operate unless the appropriate license and approvals are obtained from the CCC, which has broad discretion with regard to the issuance, renewal, revocation and suspension of such licenses and approvals, which are non-transferable. The qualification criteria with respect to the holder of a casino license include its financial stability, integrity and responsibility; the integrity and adequacy of its financial resources which bear any relation to the casino project; its good character, honesty and integrity; and the sufficiency of its business ability and casino experience to establish the likelihood of a successful, efficient casino operation. The casino license currently held by each of Trump AC Licensees is renewable for periods of up to four years. The CCC may reopen licensing hearings at any time, and must reopen a licensing hearing at the request of the Division of Gaming Enforcement (“DGE”).

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

Control Persons. An entity qualifier or intermediary or holding company, such as THCR, THCR Holdings and its subsidiaries: Trump Casino Holdings, or TCH, Trump Marina, Inc., Trump AC Associates, or Trump AC, Trump Atlantic City Holding, Inc., or Trump AC Holding, and Trump Atlantic City Corporation, or TACC, is required to register with the CCC and meet the same basic standards for approval as a casino licensee; provided, however, that the CCC, with the concurrence of the Director of the DGE, may waive compliance by a publicly-traded corporate holding company with the requirement that an officer, director, lender, underwriter, agent or employee thereof, or person directly or indirectly holding a beneficial interest or ownership of the securities thereof, individually qualify for approval under casino key employee standards so long as the CCC and the Director of the DGE are, and remain, satisfied that such officer, director, lender, underwriter, agent or employee is not significantly involved in the activities of the casino licensee, or that such security holder does not have the ability to control the publicly-traded corporate holding company or elect one or more of its directors. Persons holding 5.0% or more of the equity securities of such holding company are presumed to have the ability to control the company or elect one or more of its directors and will, unless this presumption is rebutted, be required to individually qualify. Equity securities are defined as any voting stock or any security similar to or convertible into or carrying a right to acquire any security having a direct or indirect participation in the profits of the issuer.

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

An institutional investor may be granted a waiver by the CCC from financial source or other qualification requirements applicable to a holder of publicly-traded securities, in the absence of a prima facie showing by the DGE that there is any cause to believe that the holder may be found unqualified, on the basis of the CCC’s findings that: (i) its holdings were purchased for investment purposes only and, upon request by the CCC, it files a certified statement to the effect that it has no intention of influencing or affecting the affairs of the issuer, the casino licensee or its holding or intermediary companies; provided, however, that the institutional investor will be permitted to vote on matters put to the vote of the outstanding security holders; and (ii) if (x) the securities are debt securities of a casino licensee’s holding or intermediary companies or another subsidiary company of the casino licensee’s holding or intermediary companies which is related in any way to the financing of the casino licensee and represent either (A) 20.0% or less of the total outstanding debt of the company or (B) 50.0% or less of any issue of outstanding debt of the company, (y) the securities are equity securities and represent less than 10.0% of the equity securities of a casino licensee’s holding or intermediary companies or (z) the securities so held exceed such percentages, upon a showing of good cause. There can be no assurance, however, that the CCC will make such findings or grant such waiver and, in any event, an institutional investor may be required to produce for the CCC or the Antitrust Division of the Department of Justice upon request, any document or information which bears any relation to such debt or equity securities.

Generally, the CCC requires each institutional holder seeking waiver of qualification to execute a certification to the effect that (i) the holder has reviewed the definition of Institutional Investor under the Casino Control Act and believes that it meets the definition of Institutional Investor; (ii) the holder purchased the securities for investment purposes only and holds them in the ordinary course of business; (iii) the holder has no involvement in the business activities of and no intention of influencing or affecting, the affairs of the issuer, the casino licensee or any affiliate; and (iv) if the holder subsequently determines to influence or affect the affairs of the issuer, the casino licensee or any affiliate, it shall provide not less than 30 days’ prior notice of such intent and shall file with the CCC an application for qualification before taking any such action. If an Institutional Investor changes its investment intent, or if the CCC finds reasonable cause to believe that it may be found unqualified, the Institutional Investor may take no action with respect to the security holdings, other than to divest itself of such holdings, until it has applied for interim casino authorization and has executed a trust agreement pursuant to such an application. See “Governmental and Gaming Regulations; Interim Casino Authorization.”

Ownership and Transfer of Securities. The Casino Control Act imposes certain restrictions upon the issuance, ownership and transfer of securities of a regulated company and defines the term “security” to include instruments which evidence a direct or indirect beneficial ownership or creditor interest in a regulated company including, but not limited to, mortgages, debentures, security agreements, notes and warrants. Each of the Trump AC Licensees, Trump AC, Trump AC Holding, Trump Marina, Inc., THCR Holdings, THCR and TCH is deemed to be a regulated company, and instruments evidencing a beneficial ownership or creditor interest therein, including a partnership interest, are deemed to be the securities of a regulated company.

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

Whenever any person enters into a contract to transfer any property, which relates to an ongoing casino operation, including a security of the casino licensee or a holding or intermediary company or entity qualifier, under circumstances which would require that the transferee obtain licensure or be qualified under the Casino Control Act, and that person is not already licensed or qualified, the transferee is required to apply for interim casino authorization. Furthermore, except as set forth below with respect to publicly-traded securities, the closing or settlement date in the contract at issue may not be earlier than the 121st day after the submission of a complete application for licensure or qualification together with a fully executed trust agreement in a form approved by the CCC. If, after the report of the DGE and a hearing by the CCC, the CCC grants interim authorization, the property will be subject to a trust. If the CCC denies interim authorization, the contract may not close or settle until the CCC makes a determination on the qualifications of the applicant. If the CCC denies qualification, the contract will be terminated for all purposes and there will be no liability on the part of the transferor.

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

License Fees. The CCC is authorized to establish annual fees for the renewal of casino licenses. The renewal fee is based upon the cost of maintaining control and regulatory activities prescribed by the Casino Control Act, and may not be less than $200,000 for a four-year casino license. Additionally, casino licensees are subject to potential assessments to fund any annual operating deficits incurred by the CCC or the DGE. There is also an annual license fee of $500 for each slot machine maintained for use or in use in any casino.

Gross Revenue Tax. Each casino licensee is currently required to pay an annual tax of 8.0% on its gross casino revenues. The table below sets forth each Trump AC Licensee’s gross revenue tax and license, investigation and other fees and assessments for the years ended December 31, 2003, 2002 and 2001.

Trump Atlantic City Licensee	For the Fiscal Year Ended December 31,	Gross Revenue Tax		License, Investigation and Other Fees and Assessments
($ in millions)
Taj Associates	2003 2002 2001	$ $ $	41.2 42.6 42.6	$ $ $	5.4 5.6 5.5

Plaza Associates	2003 2002 2001	$ $ $	25.5 27.1 26.4	$ $ $	4.6 5.2 4.8

Marina Associates	2003 2002 2001	$ $ $	20.7 22.5 21.7	$ $ $	4.8 4.8 4.4

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

From the monies made available to the CRDA, it is required to set aside $175.0 million for investment in hotel development projects in Atlantic City undertaken by a licensee which result in the construction or rehabilitation of at least 200 hotel rooms. These monies will be held to fund up to 27.0% of the cost to casino licensees of expanding their hotel facilities to provide additional hotel rooms, a portion of which has been required to be available with respect to the new Atlantic City Convention Center.

Minimum Casino Parking Charges. As of July 1, 2003, each casino licensee is required to pay the New Jersey State Treasurer a $3.00 charge for every use of a parking space for the purpose of parking motor vehicles in a parking facility owned or leased by a casino licensee or by any person on behalf of a casino licensee. This amount is paid into a special fund established and held by the New Jersey State Treasurer for the exclusive use of the CRDA. Taj Associates, Plaza Associates and Marina Associates normally charge their parking patrons $4.00 in order to make their required payments to the New Jersey State Treasurer and cover related expenses. Amounts in the special fund will be expended by the CRDA for eligible projects in the corridor region of Atlantic City related to improving the highways, roads, infrastructure, traffic regulation and public safety of Atlantic City or otherwise necessary or useful to the economic development and redevelopment of Atlantic City in this regard.

Casino Complimentary Services Taxes. On July 1, 2003, the New Jersey Legislature passed a law that increases the taxation of New Jersey casinos. The new law imposes, among other taxes, a 4.25% tax on complimentaries (i.e., free rooms, food, beverages and entertainment given to patrons).

Casino Profits Tax. On July 1, 2003, the New Jersey Legislature passed a law that increases the taxation on New Jersey Casinos. The new law imposes, among other taxes, a Profits Tax for each of the state fiscal years ended June 30, 2004, 2005 and 2006 based on 7.5% of each casino’s 2002 adjusted net income (defined as net income plus management fees) subject to a minimum annual tax of $350,000 for each casino. As the tax law is effective beginning July 1, 2003, the Company began to record the effect of this tax in its third quarter financial statements. Each of our New Jersey casinos qualifies for the minimum annual tax of $350,000 for each of the three fiscal years.

Atlantic City Fund. On each October 31st during the years 1996 through 2003, each casino licensee shall pay into an account established in the CRDA and known as the Atlantic City Fund, its proportional share of an amount related to the amount by which annual operating expenses of the CCC and the DGE are less than a certain fixed sum. Additionally, a portion of the investment alternative tax obligation of each casino licensee for the years 1994 through 1998 allocated for projects in northern New Jersey shall be paid into and credited to the Atlantic City Fund. Amounts in the Atlantic City Fund will be expended by the CRDA for economic development projects of a revenue-producing nature that foster the redevelopment of Atlantic City other than the construction and renovation of casino hotels.

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

Qualification of Employees. Certain of our employees must be licensed by or registered with the CCC, depending on the nature of the position held. Casino employees are subject to more stringent requirements than non-casino employees and must meet applicable standards pertaining to financial stability, integrity and responsibility, good character, honesty and integrity, business ability and casino experience and New Jersey residency. These requirements have resulted in significant competition among Atlantic City casino operators for the services of qualified employees.

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

Indiana Gaming Regulations

Indiana Gaming Commission. The ownership and operation of riverboat gaming operations in Indiana are subject to strict state regulation under the Riverboat Gambling Act and the administrative rules promulgated thereunder. Under the Riverboat Gambling Act, all games typically available in Atlantic City casinos are permitted on Trump Indiana. The riverboat casinos in Indiana are permitted to stay open 24 hours per day, 365 days per year and to extend credit and accept credit cards with no loss or wagering limits. The Indiana Gaming Commission, or the IGC, is empowered to administer, regulate and enforce the system of riverboat gaming established under the Riverboat Gambling Act and has jurisdiction and supervision over all riverboat gaming operations in Indiana, as well as all persons on riverboats where gaming operations are conducted. The IGC is empowered to regulate a wide variety of gaming and non-gaming related activities, including the licensing of suppliers to, and employees at, riverboat gaming operations and to approve the form of ownership and financial structure of not only riverboat owner and supplier licensees, but also their entity qualifiers and intermediary and holding companies. The IGC has adopted certain final rules and has published others in proposed or draft form which have proceeded through the review and final adoption process. The IGC also has indicated its intent to publish additional proposed rules in the future. The IGC has broad rulemaking power, and it is impossible to predict what effect, if any, the amendment of existing rules or the finalization of currently proposed rules might have on the operations of Trump Indiana or THCR. The following reflects both adopted and proposed regulations. Further, the Indiana General Assembly has the power to promulgate new laws and implement amendments to the Riverboat Gambling Act, which could materially affect the operations or economic viability of the gaming industry in Indiana.

Riverboat Owner’s License. The operation of a gaming riverboat in Indiana is subject to the Riverboat Gambling Act and the administrative rules promulgated thereunder. In June 1996, the IGC granted Trump Indiana, Inc. a riverboat owner’s license, which in June 2003 was renewed to June 2004. We have timely filed an application with the IGC to renew our riverboat owner’s license. Although we believe the IGC will renew the license, no assurance can be given, as to such renewal or as to what license conditions, if any, may be imposed by the IGC in connection with such renewal.

Transfer of Riverboat Owner’s License. Pursuant to IGC proposed rules, an ownership interest in a riverboat owner’s license shall not be transferred unless the transfer complies with applicable rules, and no riverboat gaming operation may operate unless the appropriate licenses and approvals are obtained from the IGC. Under current Indiana law, a maximum of 10 riverboat owner’s licenses may be in effect at any given time. In 2003, the State of Indiana passed legislation that allows a person or entity to own up to 100.0% in no more than two riverboat licenses. Previously, a person or entity could simultaneously own up to 100.0% in one riverboat owner’s license and no more than 10.0% in a second riverboat owner’s license.

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

A tax is imposed on the adjusted gross receipts received from gaming authorized under the Riverboat Gambling Act. Effective July 1, 2002, legislation increased the tax rate from 20.0% to 22.5%. Adjusted gross receipts is defined as the total of all cash and property (including checks received by a licensee), whether collected or not, received by a licensee from gaming operations less the total of all cash paid out as winnings to patrons including a provision for uncollectible gaming receivables as is further set forth in the Riverboat Gambling Act. In July 2003, the State of Indiana assessed a retroactive tax on Indiana riverboat gaming revenues for the period from July 1, 2002 to June 30, 2003. Trump Indiana recorded $1.9 million in 2003 for this retroactive adjustment.

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

The impact of the increase in the gaming tax rate in Indiana was partially mitigated by a change in the methodology for determining the amount of admission tax payable by gaming patrons, which changes from charging the tax per patron per cruise to a single per admission charge per patron.

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

Under IGC rules, an institutional investor means any of the following: (i) a retirement fund administered by a public agency for the exclusive benefit of federal, state, or local public employees; (ii) an investment company registered under the Investment Company Act of 1940, as amended; (iii) a collective investment trust organized by banks under Part 9 of the Rules of the Comptroller of the Currency; (iv) a closed end investment trust; (v) a chartered or licensed life insurance company or property and casualty insurance company; (vi) a banking, chartered or licensed lending institution; (vii) an investment adviser registered under the Investment Advisers Act of 1940, as amended; and (viii) any other entity the IGC determines constitutes an institutional investor. The IGC may in the future promulgate regulations with respect to the qualification of other financial backers, mortgagees, bond holders, holders of indentures, or other financial contributors.

Minority and Women Business Participation. The Riverboat Gambling Act places special emphasis on minority and women business enterprise participation in the riverboat industry. Riverboat licensees must establish goals of expending 10.0% of the total dollars spent on the majority of goods and services with minority business enterprises and 5.0% with women business enterprises. Riverboat licensees may be subject to a disciplinary action for failure to meet the minority and women business enterprise expenditure goals.

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

THCR has adopted the following internal control procedures to increase compliance with these Treasury regulations: (i) computer exception reporting; (ii) establishment of a committee to review currency transaction report transactions and reporting which consists of executives from the Casino Operations, Marketing and Administration Departments; (iii) internal audit testing of compliance with the Treasury regulations; (iv) training for all new and existing employees in compliance with the Treasury regulations; and (v) a disciplinary program for employee violations of the policy.

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

Employees and Labor Relations

The table below sets forth the approximate number of our full-time equivalent employees working at each of the Trump Casino Properties and Trump 29 as of December 31, 2003:

Property:	Number of Full-Time Equivalent Employees:
Trump Taj Mahal	3,500
Trump Plaza	2,200
Trump Marina	2,000
Trump Indiana	864
Trump 29	—

Total	8,564

Certain of our casino hotel employees are subject to collective bargaining agreements. Approximately 1,100, 575 and 525 full-time equivalent employees of Taj Associates, Plaza Associates and Marina Associates, respectively, are covered by a collective bargaining agreement with Local 54, H.E.R.E.I.U., AFL-CIO (Hotel Employees and Restaurant Employees International Union) set to expire on September 15, 2004. Taj Associates, Plaza Associates and Marina Associates expect to commence joint negotiations with the union to renew the agreement in July 2004. We believe that we have a good relationship with our employees. In addition, certain of our executives and employees provide services, from time-to-time and as requested, to one or more of our casino properties pursuant to the Casino Services Agreement described herein. See “Business; Certain Agreements; Casino Services Agreement.”

Also, certain of our employees are required to be licensed by, or registered with the CCC and/or the IGC, depending upon the nature of their employment. Casino employees are subject to more stringent licensing requirements than non-casino employees, and are required to meet applicable standards pertaining to such matters as financial responsibility, good character, ability, casino training, experience and in-state residency. These regulations have resulted in significant competition for eligible employees.

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

Inflation

There was no significant impact on operations as a result of inflation during 2001, 2002 and 2003.

Item 2.	Properties

Please see “Item 1. Business” for a brief description of the location and general character of each of the Trump Casino Properties. Substantially all of the real and personal property (other than cash) of each of the Trump Casino Properties, including their respective hotel and casino facilities and the parcels of land on which they are situated, secures indebtedness for borrowed money. Each of the Trump Casino Properties has financed or leased and, from time to time, will finance or lease its acquisition of furniture, fixtures and equipment. The lien in favor of any such lender or lessor may be superior to the liens securing their indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition—Summary of Company’s Public Indebtedness.”

Also, each of the Trump Atlantic City Properties leases space to various retailers in their respective facilities.

Trump Taj Mahal

Through our subsidiary, Taj Associates, we currently own the approximately 30 acres of land which comprise the Trump Taj Mahal site. The Taj Mahal site includes the Steel Pier (approximately 3.6 acres) and related property located on the opposite side of the boardwalk from the Trump Taj Mahal. Taj Associates leases the Steel Pier to an amusement park operator pursuant to a lease agreement terminating on December 31, 2012, unless extended.

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

Plaza Associates also owns five parcels of land, aggregating approximately 43,300 square feet, and subleases one parcel consisting of approximately 3,125 square feet. All of such parcels are contiguous and are located along Atlantic Avenue, on the same block as Trump Plaza’s garage. They are used for signage and surface parking and are encumbered by the TAC Notes.

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

Trump Indiana

Through Trump Indiana, Inc., we own Trump Indiana’s 280 foot riverboat vessel. Pursuant to Trump Indiana Inc.’s and Majestic Star’s joint venture, Buffington Harbor Riverboats, LLC, or BHR, owns, develops and operates all common land-based and waterside operations in support of Trump Indiana Inc.’s and Majestic Star’s separate riverboat casinos at Buffington Harbor, including a 40,000 square foot pavilion. Also, through BHPA, a joint venture between Trump Indiana, Inc. and an affiliate of Majestic Star, Trump Indiana, Inc. and the affiliate of Majestic Star each lease the Indiana Parking Garage, completed in the second quarter of 2002. See “Business; Certain Agreements; Buffington Harbor Joint Venture.”

New York City

We lease office space in Trump Tower located in New York, New York for general, executive and administrative purposes pursuant to a lease, dated November 1, 1996, as amended, with Trump Tower Commercial, LLC (Trump Tower Lease), an entity owned by Donald J. Trump. The Trump Tower Lease expires on August 31, 2010. The annual rent, payable in equal monthly installments, during the three-year period from September 1, 2003 to August 31, 2006 is $68,459. The annual rent during the last four-year period is $72,262. According to the Trump Tower Lease, we are also obligated to pay imposed property taxes and porters wage escalation increases. During the year ended December 31, 2003, we incurred and paid $3,872 in property taxes and wage escalation increases. See “Compensation Committee Interlocks and Insider Participation; Trump Tower Lease” and “Certain Relationships and Related Transactions; Trump Tower Lease.”

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

No matters were submitted to a vote, either through the solicitation of proxies or otherwise, to our security holders during the fourth quarter of 2003.

PART II

Item 5.	Market For Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed on the NYSE under the symbol “DJT.” The following table reflects the high and low sales prices, rounded to the nearest penny, of our common stock as reported by the NYSE for each full quarterly period within the two most recent fiscal years and the subsequent interim period:

	High	Low
2002
First Quarter	$2.20	$1.18
Second Quarter	$3.43	$1.80
Third Quarter	$2.73	$2.05
Fourth Quarter	$2.60	$2.06
2003
First Quarter	$3.19	$1.81
Second Quarter	$2.20	$1.92
Third Quarter	$2.04	$1.70
Fourth Quarter	$2.28	$1.51
2004
First Quarter (through March 24, 2004)	$3.64	$2.05

As of March 24, 2004, there were 1,652 holders of record of our common stock.

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

One thousand shares of our class B common stock are also issued and outstanding, all of which are beneficially owned by Mr. Trump. No established trading market exists for our class B common stock; and our class B common stock is not permitted to receive any dividends or distributions (other than certain distributions upon liquidation) with respect to the equity of THCR. The issued and outstanding 1,000 shares of class B common stock held by Mr. Trump have the voting equivalency of 13,918,723 shares of THCR common stock and represent the shares of THCR common stock issuable upon the conversion of Mr. Trump’s limited partnership interest in THCR Holdings. The shares of class B common stock are redeemable at par to the extent the limited partnership interests in THCR Holdings are converted by Mr. Trump.

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

The following table sets forth certain historical consolidated financial information of THCR for the years ended December 31, 1999, 2000, 2001, 2002 and 2003. All financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K.

	Year Ended December 31, 1999	Year Ended December 31, 2000	Year Ended December 31, 2001	Year Ended December 31, 2002	Year Ended December 31, 2003
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Gaming	$1,275,829	$1,245,014	$1,239,530	$1,276,301	$1,218,318
Other(a)	300,054	258,659	250,763	252,442	246,614

Gross Revenues	1,575,883	1,503,673	1,490,293	1,528,743	1,464,932
Less: Promotional Allowances	345,668	323,865	314,002	299,708	303,486

Net Revenues	1,230,215	1,179,808	1,176,291	1,229,035	1,161,446

Costs and Expenses:
Gaming	627,607	598,447	588,745	578,776	570,825
Other	88,256	78,172	75,229	78,627	76,982
General and administrative	292,288	282,194	258,953	277,249	276,860
Depreciation and amortization	83,323	77,231	73,870	83,734	94,406
Debt renegotiation costs	—	—	—	3,282	2,951
Trump World’s Fair closing costs(b)	123,959	814	—	—	—

Total costs and expenses	1,215,433	1,036,858	996,797	1,021,668	1,022,024

Income from operations	14,782	142,950	179,494	207,367	139,422
Interest expense, net	(215,566)	(212,890)	(216,861)	(220,782)	(226,990)
Gain on debt purchase/refinancing, net(c)	—	14,903	—	—	2,892
Other non-operating (expense) income(d)	(1,501)	(653)	420	1,962	25
Loss in joint venture	(3,008)	(3,134)	(2,808)	(2,448)	(2,396)
Provision for Income Taxes	—	—	(150)	(4,968)	(5,305)
Minority interest(e)	75,076	21,512	14,593	6,900	5,061
Cumulative effect of change in accounting principle(g)	(3,565)	—	—	—	—

Net loss	$(133,782)	$(37,312)	$(25,312)	$(11,969)	$(87,291)

Basic loss per common share(f)	$(6.03)	$(1.69)	$(1.15)	$(0.54)	$(3.39)

Weighted average Shares Outstanding	22,178,878	22,041,048	22,010,027	22,010,027	25,773,545

Balance Sheet Data (at end of period):
Cash and cash equivalents	$104,026	$95,429	$119,173	$116,072	$95,672
Property and equipment, net	1,860,596	1,815,068	1,797,489	1,786,056	1,755,734
Total assets	2,267,242	2,199,313	2,219,119	2,196,129	2,031,433
Total long-term debt, net of current maturities	1,855,327	1,827,023	1,881,636	1,913,026	1,796,923
Minority interest	48,409	26,897	12,167	5,061	—
Total shareholders’ equity	152,664	115,149	89,602	77,273	5,577

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

(b)	On October 4, 1999, THCR closed Trump World’s Fair. The estimated cost of closing Trump World’s Fair was approximately $124.0 million, including $97.2 million for the writedown of the net book value of the assets and $26.7 million of costs incurred in connection with the closing and demolition of the building. For the year ended December 31, 2000, an additional $0.8 million was charged to operations.

(c)	The gain on debt purchase for the year ended December 31, 2000 relates to the repurchase by THCR Enterprises of $35.5 million of THCR Holdings Senior Notes, net of the writedown of unamortized loan costs. The gain on debt refinancing for the year ended December 31, 2003 includes the net gain on the retirement of Castle Funding’s Mortgage Notes and PIK Notes, the call premium on the retirement of THCR Holdings Senior Notes and the settlement of Trump Indiana’s interest rate swap and the write-off of unamortized loan costs in connection with the TCH Notes Offering on March 25, 2003.

(d)	Other non-operating expense for the years ended December 31, 1999 and 2000 includes $1.5 million and $0.2 million, respectively, of costs associated with certain litigation. For the year ended December 31, 2002, $1.3 million was reversed and recorded as non-operating income as a result of a favorable final judgment on behalf of the Company.

(e)	Minority interest represents the approximate 37% interest held by Mr. Trump. During 2003, the minority interest liability was completely eliminated through past losses. Consequently, losses will no longer be allocated to minority interest.

(f)	Basic loss per share has been calculated for all periods presented in accordance with Statement of Financial Accounting Standards Board No. 128 “Earnings per Share.” Diluted loss per share is based upon average shares outstanding, shares and phantom stock units awarded to the Chief Executive Officer of THCR under the 1995 Stock Plan (as defined) and common stock equivalents, if dilutive. Earnings per share represents net loss divided by such amounts. The shares of THCR’s Class B Common Stock owned by Trump have no economic interest and, therefore, are not considered.

(g)	The cumulative effect of change in accounting principle results from the adoption of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-5 “Reporting on the Costs of Start-Up Activities,” whereby THCR wrote off development costs of $3,565, net of minority interest of $2,055.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section contains forward-looking statements that involve risks and uncertainties, many of which are beyond our ability to control or predict. Our actual results may differ substantially from the results discussed in the forward-looking statements. The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto. Terms not defined herein shall have the meanings ascribed to them elsewhere in the Form 10-K. The following constitute cautionary statements under the Private Securities Litigation Reform Act of 1995.

Factors That May Affect Our Future Results

We have substantial indebtedness and interest expense which limit our capital expenditures.

Our company has substantial indebtedness and associated interest expense. At December 31, 2003, THCR’s consolidated long-term debt was approximately $1.8 billion and its ratio of debt to capital was 331 to 1. Of such indebtedness, $1.3 billion is represented by the TAC Notes and approximately $494 million is represented by the TCH Notes. The TAC Notes are guaranteed by Trump Taj Mahal Associates and by Trump Plaza Associates, and are secured by substantially all of the fixed and other assets of such entities on a priority basis. The TCH Notes are guaranteed by Marina Associates, Trump Indiana and Trump 29 Services and are secured by substantially all of the fixed and other assets of such entities on a priority basis. The TAC Notes and the TCH Notes were issued pursuant to separate indentures, are not cross-collateralized and have separate and distinct Events of Default. Management believes that this indebtedness and associated interest expense hinders the Company’s ability to reinvest in the maintenance of its owned properties at desired levels. See the “Report of Independent Auditors.”

Trump AC has an interest payment due on May 1, 2004 of approximately $73.1 million and cannot ensure that it will have sufficient funds on hand to make the interest payment within the 30-day grace period.

Interest on the TAC Notes (approximately $73.1 million, semi-annually) is payable on May 1 and November 1 of each year. THCR anticipates, but cannot ensure, that Trump AC will have sufficient funds on hand from operations to provide for the May 1, 2004 installment of interest then due and payable on the TAC Notes within the 30-day grace period provided for under the indentures governing the TAC Notes.

It is an Event of Default under the indentures pursuant to which the TAC Notes were issued if the interest thereon is not paid within 30 days of the due date. Upon the occurrence of an Event of Default, the Trustee may, and upon the request of the holders of 25% of the outstanding TAC Notes, is required to, declare the entire unpaid amount of the TAC Notes to be immediately due and payable. If such an Event of Default were to occur and the TAC Notes were to be accelerated, Trump AC would not be able to pay such indebtedness. In such event, Trump AC would likely seek to restructure the TAC Notes.

The TAC Notes are not guaranteed by THCR or by TCH, and the assets of TCH do not secure the TAC Notes. An Event of Default under the TAC Notes is not an event of default under the indentures pursuant to which the TCH Notes were issued. The ability of Trump AC and its subsidiaries to pay interest on the TAC Notes depends primarily on the ability of its subsidiaries to generate cash flows sufficient for such purposes. The ability of Trump AC to borrow funds for such purpose is also restricted. See the “Report of Independent Auditors.”

The rate of interest payable on the TCH Notes will increase on March 15, 2004, thereby increasing TCH’s interest expense.

The interest rate on the TCH Notes will increase by 0.5% per annum if TCH’s First Priority Leverage Ratio for any fiscal year, commencing with the year ended December 31, 2003, exceeds 4.8 to 1.0, and by 1.0% per annum if the First Priority Leverage Ratio exceeds 5.3 to 1.0. The First Priority Leverage Ratio for the year ended December 31, 2003 resulted in an increase in the interest rates on the TCH Notes of 1.0%. Such increase is effective from and after March 15, 2004 to March 14, 2005, at which point the rates of interest payable on the TCH Notes would be restored to their original levels, unless the First Priority Leverage Ratio computation for fiscal 2004 results in an increase. The estimated impact on interest expense for such period will be approximately $4,900,000. This will further constrain the ability of TCH to improve its properties, particularly Trump Marina in the intensely competitive marina district of Atlantic City. See “Financial Condition; Liquidity and Capital Resources; TCH Notes.”

We are pursuing the Potential Recapitalization which is intended to reduce debt and provide capital, the completion of which cannot be assured.

Recently, we announced the Potential Recapitalization to attempt to reduce our high levels of indebtedness and interest expense and infuse equity capital into the Company. See “Business; Recent Events.”

The Potential Recapitalization depends upon the occurrence of several events, including:

•	a restructuring of the TAC Notes and TCH Notes that would reduce their face value, either through in or out of court proceedings;

•	reaching definitive agreement with the Company and Mr. Trump concerning the specific terms of DLJMB’s investment, including: (i) whether its investment is made directly in THCR or in a subsidiary of THCR; (ii) the price (which may be, or be the equivalent of, or more or less than, the market prices for THCR common stock now or at the date of the definitive agreement); (iii) the amount and percentage ownership to be acquired by DLJMB (although its investment would represent more than a majority in all scenarios discussed to date); (iv) the terms of corporate governance post-investment; (v) the potential resale of its investment; and (vi) the terms of the Company’s continued use of the “Trump” name and marks, and of Mr. Trump’s continued service as Chairman (in exchange for which Mr. Trump is expected to receive additional equity and/or other consideration); and

•	receiving appropriate gaming regulatory approvals.

Whether or not the Potential Recapitalization will progress will depend on whether the Special Committee, DLJMB, key holders of the Notes and Mr. Trump are able to agree on the definitive terms of the recapitalization that, once agreed to, would then be proposed for regulatory and other required consents and approvals. There is no assurance any such agreement will be reached, or that if it is reached, that all necessary consents and approvals will be obtained.

The Company and DLJMB have proposed certain key terms of the Potential Recapitalization to the Noteholder Committee which may be different than the terms of a consummated recapitalization plan, if any.

Certain Possible Consequences of the Potential Recapitalization

If the parties can agree on the terms of a Potential Recapitalization, they will likely seek to implement it through a series of steps, any one of which may not be successful, including the restructuring of the TAC Notes and TCH Notes which may, given the number of holders of the Notes, be effected through a court approved plan of reorganization. In any such proceeding, the Company would propose, and now anticipates that trade creditors would be paid in full. There is no assurance that any such plan would be approved by the requisite vote of stakeholders. It is also possible that, if a Company sponsored plan is not agreed upon, bondholders may propose any number of alternative plans, some of which may involve Noteholders seeking to foreclose on their collateral. Pursuant to any plan, Noteholders may receive new notes, cash, other property, equity securities, or a combination of any of these. Any such new notes may be secured or unsecured, senior or subordinated, and have payment and other terms substantially different from the TAC Notes or TCH Notes.

If the Potential Recapitalization is approved and implemented, it should result in a substantial deleveraging of the Company and reduction in its debt service. If the plan is approved and implemented, the holders of Common Stock of THCR prior to the transaction, including Mr. Trump (on account of his existing shares), are likely to have their existing interests substantially diluted and the value of that interest may be less than now. Further, DLJMB will own a majority equity interest in the Company (likely at the THCR or THCR Holdings level), and will be in a position to control the Company, subject to agreed upon contractual limitations, if any.

Even if the plan is approved and implemented, and facilitates the desired expansion and development of the Company’s properties, the change may not lead to the hoped for increase in the volume and profitability of the Company’s business.

Alternatives to the Potential Recapitalization

If the Potential Recapitalization or other recapitalization plan is not consummated, the Company will continue to consider alternatives to optimize stakeholder return, reduce its consolidated indebtedness and improve its capital structure, including the alternatives described above and others. There is no assurance that any such alternatives will be achieved.

Our ability to raise capital through refinancing is subject to a variety of risks and uncertainties.

If the Potential Recapitalization is not consummated, the ability of Trump AC and TCH to pay the principal amount of their public debt at maturity (whether scheduled or by acceleration thereof) is primarily dependent upon their ability to obtain refinancing. There is no assurance that the general state of the economy, the status of the capital markets generally, or the receptiveness of the capital markets to the gaming industry or to THCR and its subsidiaries will be conducive to refinancing debt at any given time or on more favorable terms. On February 12, 2004, the date of announcement of the Potential Recapitalization, Moody’s downgraded the debt ratings of the TAC Notes and TCH Notes and Standard & Poor’s downgraded the debt rating of the TCH Notes and placed the TAC Notes on credit watch. These rating downgrades and any future rating downgrades could impair the Company’s ability to raise debt financing for any purpose if it determined to do so.

Restrictions contained in the indentures governing our public indebtedness impose limits on our ability to pursue certain business strategies.

The respective indentures governing the TAC Notes and the TCH Notes contain operating and financial restrictions that limit our discretion on various business matters. These restrictions include covenants limiting Trump AC’s and TCH’s ability to:

•	incur additional debt (with certain limited exceptions) without satisfying certain financial ratios that neither Trump AC nor TCH can currently meet;

•	grant liens;

•	make capital expenditures;

•	make investments without satisfying certain financial ratios that neither Trump AC nor TCH can currently meet;

•	sell assets without making an offer to purchase TCH Notes, in the case of an asset sale by TCH, or TAC Notes, in the case of an asset sale by Trump AC;

•	merge or consolidate with another company;

•	pay dividends and other distributions;

•	issue stock of subsidiaries; and

•	enter into transactions with affiliates.

These restrictions severely restrict flexibility in planning for, or reacting to, changes in our business and the gaming industry. This reduced flexibility could hurt our results of operations and our ability to meet our debt service obligations with respect to our indebtedness.

The Borgata has adversely affected us and may continue to do so in the long term.

In July 2003, the Borgata Casino Hotel and Spa, or the Borgata, opened in Atlantic City’s marina district. The Borgata has approximately 2,000 rooms and suites, an approximate 135,000 square-foot casino, restaurants, retail shops, a spa and pool and entertainment venues. Since its opening, the Borgata has not grown the Atlantic City market to the extent as had been originally anticipated and, along with a sluggish economy and adverse weather conditions, has adversely affected the results of the Trump Atlantic City Properties, especially the nearby Trump Marina, compared to the same period in the prior year. Borgata’s effect may be temporary and attributable to the desire of gaming patrons to visit a new casino. It is possible, however, that its adverse effect, coupled with increased competition in the region generally, will be long term. While we believe that the opening of the Borgata will attract additional visitors to Atlantic City in the long term, especially to the marina district where Trump Marina is situated, it is possible that the Borgata could have an adverse effect on the long-term business and operations of the Trump Atlantic City Properties and impair Trump AC’s and TCH’s ability to service the TAC Notes and TCH Notes, respectively. Also, the Borgata has recently announced its intention to expand its casino gaming square footage. To the extent that the Trump Atlantic City Properties, especially Trump Marina, do not have the financial resources to make capital expenditures to improve their properties, this adverse affect may be more acute. See “Financial Condition; Liquidity and Capital Resources.”

New York has enacted gaming legislation which may harm us, and other states may do so in the future. We do not know how these initiatives will affect us.

In October 2001, the New York State legislature passed extensive legislation that could adversely affect us. The legislation permits three new casinos in western New York, one in Niagara Falls, one in Buffalo and one on land owned by the Seneca Indian Nation, all of which would be owned by the Seneca Indian Nation. The legislation also permits up to three casinos in the Catskills in Ulster and Sullivan counties, also to be owned by Native American tribes. In addition, the legislation allows slot machines to be placed in Indian-owned casinos. Video lottery terminals, or VLTs, could be installed at five horse racing tracks across the State of New York and, if local governments approve, at certain other tracks. On January 28, 2004, Saratoga Gaming and Raceway in upstate New York opened a gaming facility featuring approximately 1,300 VLTs, and on February 18, 2004, Finger Lakes Gaming and Racetrack in upstate New York also opened a gaming facility featuring approximately 1,000 VLTs. In

March 2004, New York State’s third racino at Buffalo Raceway in Hamburg opened with 990 VLTs. MGM Mirage, a major casino gaming company, has announced that it has an understanding with the NYRA to manage VLTs at the Aqueduct horseracing track in metropolitan New York, subject to certain conditions. Finally, the law provides for New York joining the Powerball lottery that operates in 26 states with large jackpots. The net effect of these facilities and other items, when operational, on Atlantic City, including the Trump Atlantic City Properties, cannot be predicted. We believe, however, that a substantial amount of existing and potential new gaming customers could patronize such facilities instead of Atlantic City, at least occasionally.

Pennsylvania and Maryland are among the other states currently contemplating some form of gaming legislation. Legislative proposals introduced in Pennsylvania would potentially allow for a wide range of gaming activities, including riverboat gaming, slot machines at racetracks, VLTs at liquor stores and the formation of a gaming commission. Maryland’s proposed legislation would authorize VLTs at some of Maryland’s racing facilities. The results of the recent gubernatorial elections in Pennsylvania and Maryland have increased the likelihood of gaming legislation in such states. Since our market is primarily a drive-to market, legalized gaming in New York, Pennsylvania, Maryland or one or more states neighboring or within close proximity to New Jersey could have a material adverse effect on the Atlantic City gaming market overall, including the Trump Atlantic City Properties.

A downturn in the regional economy and high energy and gasoline prices and adverse winter weather conditions could negatively impact our financial performance.

A majority of our net revenues and operating income are generated by the Trump Atlantic City Properties. Moderate or severe economic downturns or adverse conditions in the Atlantic City and regional markets and surrounding areas may negatively affect our operations. During periods of economic contraction, our revenues may decrease while some of our costs remain fixed, resulting in decreased earnings. This is because gaming and other leisure activities we offer are discretionary expenditures and participation in such activities may decline during economic downturns because consumers have less disposable income. Even an uncertain economic outlook may adversely affect consumer spending in our gaming operations and related facilities, as consumers spend less in anticipation of a potential economic downturn. Furthermore, other uncertainties, including national and global economic conditions, terrorist attacks or other global events, could adversely affect consumer spending, increase gasoline prices and, perhaps, adversely affect our operations.

We use significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy have been experienced, any substantial increases in the cost of electricity and natural gas in the United States, and specifically the North East, could negatively impact our operating results. The extent of any impact is subject to the magnitude and duration of the energy price increases and could be material.

Also, a majority of our patrons drive to our property. Rising gasoline prices could reduce automobile travel and decrease the number of patrons at our properties. In addition, adverse winter weather conditions reduce automobile travel. As a result, our business, assets, financial condition and results of operations could be adversely affected by a weakening of regional economic conditions, high gasoline prices and/or adverse winter weather conditions.

We may incur losses that would not be covered by insurance and the cost of insurance has increased.

Although we maintain insurance which is customary and, we believe, appropriate for our business, we cannot assure you that insurance will be available or adequate to cover all losses and damage to which our business or our assets might be subjected. In connection with insurance renewals subsequent to September 11, 2001, the availability of insurance coverage for certain types of damages or occurrences has been diminished substantially. Consequently, we are self-insured for certain risks and levels of risk. The lack of insurance for certain types or levels of risk could expose us to significant losses in the event that an uninsured catastrophe occurred. Any uninsured losses may decrease our future operating income, require us to find replacements or repairs and reduce funds otherwise available to upgrade our property or pay expenses.

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

On July 1, 2003, the New Jersey legislature passed a law that increases the taxation of New Jersey casinos. The new law imposes a 4.25% tax on complimentaries (i.e., free rooms, food, beverages and entertainment given to patrons), an increase in the hotel tax of $3.00 per day on each occupied room, and increases the parking fee tax from $1.50 to $3.00 per car per day. In addition, each casino is charged a profits tax based on 7.5% of each casino’s 2002 adjusted net income, defined as net income plus management fees) subject to a minimum tax of at least $350,000. The tax is assessed during the period from July 1 to June 30 consistent with the fiscal year of the State of New Jersey. For the year ended December 31, 2003, THCR has recorded a charge to income tax expense on the statement of operations for $525,000 related to the profits tax.

Future changes in state taxation of casino gaming companies in jurisdictions in which we operate cannot be predicted, and any such changes could adversely affect our profitability.

Our success depends, in part, on the availability of qualified management and personnel and on our ability to retain such employees.

Certain of our employees are required to be licensed by, or registered with, the New Jersey Casino Control Commission, or the CCC, the Indiana Gaming Commission, or the IGC, and/or the National Indian Gaming Commission, or the NIGC, depending upon the nature of their employment. Casino employees are subject to more stringent licensing requirements than non-casino employees, and are required to meet applicable standards pertaining to such matters as financial responsibility, good character, ability, casino training, experience and in-state residency. These regulations have resulted in significant competition for eligible employees. As a result, it may be difficult to attract, retain and train qualified employees due to the competition for employees with other gaming companies in our jurisdiction and nationwide. A failure to attract or retain qualified management and personnel at all levels or the loss of our key executives could have a material adverse effect on our financial condition and results of operations.

Our right to use the “Trump” name is subject to certain limitations.

Subject to certain limitations, THCR has the exclusive right to use the “Trump” name and Mr. Trump’s likeness in connection with gaming and related activities pursuant to the Trademark License Agreement. THCR’s rights under the Trademark License Agreement are secured by a security interest in the names “Trump,” “Donald Trump” and “Donald J. Trump” and variations thereof (collectively, the Trump Names) and related intellectual property rights (collectively, the Marks) for use in connection with casino services, pursuant to a security agreement. THCR, in turn, allows its subsidiaries to use the Trump Names under various parol licenses which do not create an enforceable license in favor of these subsidiaries. If there were a default under the Trademark License Agreement or the security agreement, THCR would have rights, subject to applicable state law, to enforce the rights and remedies contained in the security agreement. THCR’s subsidiaries would not have any such rights. In the event of a foreclosure sale of the Marks, the net amount realized in such sale by THCR might not yield the full amount of damages that THCR could sustain as a result of the default. In addition, the existence of rights of others to use the Trump Names, including pursuant to any security interests in trademarks for non-gaming hotels, could adversely affect the ability of THCR to realize the benefits of the security agreement. See “Business; Certain Agreements; Trademark License Agreement.”

Gaming is a regulated industry and changes in the law could have a material adverse effect on our positions.

Gaming in New Jersey and Indiana and at Trump 29 is regulated extensively by federal and state regulatory bodies, including the CCC, the IGC, the NIGC and state and federal taxing, law enforcement and liquor control agencies. See “Business; Governmental and Gaming Regulation.” Our company and its various officers and other qualifiers have received the licenses, permits and authorizations required to operate our properties. Failure to maintain or obtain the requisite casino licenses would have a material adverse effect on us.

Our licenses to operate Trump Marina, Trump Plaza and Trump Taj Majal were consolidated and renewed by the CCC until June 2007. See “Business; Governmental and Gaming Regulations; Operating Licenses.”

In June 1996, the IGC granted Trump Indiana, Inc. a riverboat owner’s license for the ownership and operation of a gaming vessel at Buffington Harbor, which was renewed in June 2003 and expires in June 2004. Although we believe the IGC will renew the license, no assurance can be given as to such renewal or as to what license conditions, if any, may be imposed by the IGC in connection with such renewal.

Gaming at Trump 29 is regulated extensively by federal, state and tribal regulatory bodies, including the NIGC, the Bureau of Indian Affairs, the Tribal Gaming Authority and, to a lesser extent, by the California Gambling Control Commission.

If new gaming regulations are adopted by the jurisdictions in which we operate, such regulations could impose restriction or costs that could have a significant adverse effect on us. From time to time, various proposals have been introduced by the legislatures of New Jersey and Indiana that, if enacted, could adversely affect the tax, regulatory, operations or other aspects of the gaming industry and us. We cannot make assurances that legislation of this type will not be enacted in the future.

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

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002. The effect of adoption had no impact on our financial results.

Effective January 1, 2003, we adopted the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including roll-forward of the entity’s product warranty liabilities. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. Adoption of this Interpretation has no material impact on our consolidated financial position, consolidated results of operations or liquidity.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51”. The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) Special-purpose entities (“SPEs”) created prior to February 1, 2003-the company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003; (ii) Non-SPEs created prior to February 1, 2003-the company is required to adopt FIN 46-R at the end if the first interim or annual reporting period ending after March 15, 2004; (iii) All entities, regardless of whether an SPE, that were created subsequent to January 31, 2003-the provisions of FIN 46 were applicable for variable interests in entities obtained after January 1, 2003. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 1, 2003 did not have a material impact on our consolidated financial position, consolidated results of operations, or liquidity. We are currently evaluating the impact of adopting FIN 46-R applicable to Non-SPEs created prior to February 1, 2003 but does not expect a material impact.

Financial Condition

Liquidity and Capital Resources

The Company has incurred recurring operating losses, which totaled $25.3 million, $12.0 million, and $87.3 million during the years ended December 31, 2001, 2002, and 2003, respectively, and has a working capital deficit of $46.9 million at December 31, 2003. The recurring operating losses are primarily the result of substantial debt service obligations on outstanding indebtedness. In 2004, the Company’s debt service obligation is approximately $225 million. Additionally, the Company has experienced increased competition and other challenges in its markets. Due to these factors, the Company has not been able to reinvest in the maintenance of its owned properties at desired levels or expand its operations. Furthermore, the Company does not currently have any short-term borrowing capacity available. Although the Company anticipates that it will have sufficient funds on hand to provide for the scheduled debt service obligations on its outstanding indebtedness during 2004, there can be no assurances such funds will be available.

        As a result of these factors, management has reviewed various financing alternatives. On February 12, 2004, the Company announced that it has entered into an exclusivity agreement with DLJMB in connection with a proposed $400 million equity investment by DLJMB to sponsor a comprehensive recapitalization of the Company. On the same date as the announcement of the Potential Recapitalization, certain credit agencies downgraded certain of the Company’s indebtedness. The Potential Recapitalization is contingent upon a variety of factors. No assurances can be made that the Potential Recapitalization will occur, or if it does occur, that it will occur on terms acceptable to the Company to allow the Company to meet its obligations as they become due. Additionally, management has implemented programs to obtain cash flow savings and will continue to attempt to implement such programs in the upcoming year if the Potential Recapitalization does not occur. These programs include labor savings through increased automation of the Company’s slot machine product on the gaming floor and the further reduction of planned capital expenditures and maintenance programs. However, there can be no assurances that these programs would be successful for any protracted period of time. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty or the Potential Recapitalization. See “Business; Recent Events.”

Cash flows from operating activities of the Trump Casino Properties are our primary source of liquidity. To a lesser extent, we rely on capital lease financing for our capital resource needs. Our ability to borrow funds for our liquidity needs is severely restricted by covenants in the various indentures governing the public debt issues of our subsidiaries and by already high levels of indebtedness and related interest expense. Sources of our short-term and long-term liquidity include primarily: (i) table win, (ii) slot win, (iii) room occupancy, (iv) food and beverage sales and (v) miscellaneous items, less promotional expenses. Although we expect to have sufficient liquidity from the operating activities of the Trump Casino Properties and other sources of liquidity to meet our short-term obligations, there can be no assurances in this regard. Our cash flows from operating activities declined from $73.2 million in 2002 to $45.2 million in 2003. A variety of factors, including a decrease or change in the demand for our services, could have a material adverse effect on our liquidity and our ability to service our debt obligations. See “Factors That May Affect Our Future Results.”

The Trump Atlantic City Properties also compete with other Atlantic City casino/hotels based on the quality of customer service, the array of games offered, the attractiveness of a casino/hotel and the extent and quality of the facilities and amenities. In July 2003, the Borgata opened in Atlantic City’s marina district. The Borgata has adversely affected the revenues of the Trump Atlantic City Properties, especially Trump Marina. In addition, some of our Atlantic City competitors have recently completed substantial renovations designed to improve their competitive position. Furthermore, alternatives to casino style gambling, such as VLTs, are increasing in the northeast region of the country from which we attract most of our customers. See “Factors That May Affect Our Future Results.”

Because we have substantial indebtedness and related interest expense, we have not been able to refurbish our properties to desired levels or to pursue various capital expansion plans, such as the addition of more hotel rooms. In the recent past, we have experienced increased competition and other challenges in our markets, including increased capital spending by our competitors and increased taxes, which have contributed to our reduced operating results. For these reasons, we have explored various strategies to favorably resolve this situation for all of the Company’s constituencies, including the possible sale of certain assets of the Company’s subsidiaries, a restructuring of our indebtedness through out-of-court or in-court proceedings, refinancing of indebtedness, attracting substantial new equity investment and analyzing various other restructuring and reinvestment scenarios. Recently, we announced our plans to pursue a comprehensive recapitalization plan that, if consummated, is intended to decrease our interest expense and improve our liquidity and capital resources. See “Business; Recent Events”, “Business; The Atlantic City Marketplace” and “Business; Competition.”

Trump Hotels & Casino Resorts

Consolidating Capital Expenditures

(in thousands)

	Taj Associates*	Plaza Associates	Trump AC Consol.	Trump Marina	Trump Indiana	TCH Holdings Consol.	THCR Holdings	THCR Consol.
For the Year Ended December 31, 2003
Purchase of Property & Equipment	$14,470	$4,521	$18,991	$5,505	$1,780	$7,285	$47	$26,323
Capital Lease Additions	13,229	11,371	24,600	7,842	4,825	12,667	—	37,267

Total Capital Expenditures	$27,699	$15,892	$43,591	$13,347	$6,605	$19,952	$47	$63,590

For the Year Ended December 31, 2002
Purchase of Property & Equipment	$15,184	$4,741	$19,925	$5,468	$9,910	$15,378	$63	$35,366
Capital Lease Additions	14,048	10,341	24,389	8,235	107	8,342	—	32,731

Total Capital Expenditures	$29,232	$15,082	$44,314	$13,703	$10,017	$23,720	$63	$68,097

*	Includes Trump Administration. See “Business; Certain Agreements; Casino Services Agreement.”

Capital expenditures consisted principally of purchases of slot machines, hotel room renovations and ongoing property enhancements. Capital lease additions were principally slot machines.

Summary of the Company’s Public Indebtedness

TAC Notes. Trump AC’s debt consists primarily of the TAC Notes. The TAC Notes bear interest at the rate of 11.25% per annum, payable on May 1st and November 1st of each year, and mature on May 1, 2006. The TAC Notes are redeemable in whole or in part, at any time upon not less than 30 but not more than 60 days notice. If redeemed at any time during the twelve-month period prior to May 1, 2004, the redemption price of the TAC Notes is 101.875% of the outstanding principal amount, plus accrued interest. If any of the TAC Notes are redeemed on or after May 1, 2004, the redemption price is 100.0% of the outstanding principal amount of the TAC Notes redeemed, plus accrued interest.

As of December 31, 2003, $1.3 billion principal amount of TAC Notes were outstanding.

THCR anticipates, but cannot ensure, that Trump AC will have sufficient funds from operations on hand to provide for the May 1, 2004 installment of interest then due and payable on the TAC Notes within the 30-day grace period provided under the indentures governing the TAC Notes. See the “Report of Independent Auditors.”

The TAC Notes are secured on a senior basis by substantially all of the real and personal property owned or leased by Plaza Associates and Taj Associates. The obligations evidenced by the TAC Notes are jointly and severally guaranteed by Taj Associates, Plaza Associates and Trump AC and all future subsidiaries of Trump AC (other than Trump AC Funding, Inc.).

The TAC Notes are not guaranteed by THCR or TCH or any of TCH’s subsidiaries, and none of such entities are obligated to, or are in a position to, provide funds to Trump AC or its subsidiaries for any purpose, other than certain amounts payable under the Casino Services Agreement.

TCH Notes. On March 25, 2003, TCH and Trump Casino Funding, Inc., or TCF, consummated an offering of $475.0 million aggregate principal amount of two new mortgage notes, consisting of $425.0 million principal amount of first priority mortgage notes due March 15, 2010, bearing interest at a rate of 11.625% per year payable in cash, sold at a price of 94.832% of their face amount for an effective yield of 12.75% (or the TCH First Priority Mortgage Notes), and $50.0 million principal amount of second priority mortgage notes due September 15, 2010, bearing interest at a rate of 11.625% per year payable in cash, plus 6.0% through the issuance of payable-in-kind notes (or the TCH Second Priority Mortgage Notes, and together with the TCH First Priority Mortgage Notes, the TCH Notes). In connection with this offering, Donald J. Trump purchased in a concurrent private offering, $15.0 million aggregate principal amount of additional TCH Second Priority Mortgage Notes at the same purchase price at which the initial purchasers purchased the TCH Second Priority Mortgage Notes. Except in connection with a public or private equity offering, the TCH Notes are not redeemable until March 15, 2007. In addition, until March 15, 2006, TCH and TCF may redeem up to 35.0% of the aggregate principal amount of the TCH First Priority Mortgage Notes and the TCH Second Priority Mortgage Notes with the net proceeds of one or more public of private offerings. The TCH Second Priority Mortgage Notes are not redeemable while the TCH First Priority Mortgage Notes are outstanding. For the twelve-month period commencing March 15, 2007, the TCH Notes are redeemable at 108.719% of their outstanding principal amount. For the twelve-month period commencing March 15, 2008, the redemption price decreases to 104.359% of the outstanding principal amount. For the twelve-month period commencing March 15, 2009, the redemption price is 100.0% of the outstanding principal amount.

If there is a “Change of Control” (as defined in the indentures) of TCH, the holders of the TCH Notes will have the right to sell the TCH Notes to TCH and TCF at 101.0% of their face amount, plus accrued interest.

The interest rate on the TCH First Priority Mortgage Notes will increase by 0.5% per annum if TCH’s First Priority Leverage Ratio for any fiscal year, commencing with the year ended December 31, 2003, exceeds 4.8 to 1.0, and by 1.0% per annum if the First Priority Leverage Ratio exceeds 5.3 to 1.0. Similarly, the rate of interest payable in cash on the TCH Second Priority Mortgage Notes will increase by 0.5% per annum or 1.0% per annum if the First Priority Leverage Ratio for any fiscal year, commencing with the year ended December 31, 2003, exceeds 4.8 to 1.0 or 5.3 to 1.0, respectively. For these purposes, the term “First Priority Leverage Ratio” for any year is defined generally as the ratio of (a) the total outstanding principal amount of the TCH First Priority Mortgage Notes (plus other indebtedness, if any, ranking pari passu with the TCH First Priority Mortgage Notes) as of December 31, of such year to (b) the Consolidated EBITDA of TCH without duplication, the sum of consolidated net income, plus consolidated income tax expense, plus consolidated depreciation and amortization expense, plus consolidated fixed charges and non-cash charges related to regulatory write downs for the year.

The First Priority Leverage Ratio for the year ended December 31, 2003 resulted in an increase in the interest rates on the TCH Notes of 1.0%. Such increase is effective from and after March 15, 2004 to March 14, 2005, at which point the rates of interest payable on the TCH Notes would be restored to their original levels, unless the First Priority Leverage Ratio computation for fiscal 2004 results in an increase. The estimated impact on interest expense for the next year, and perhaps thereafter, will be approximately $4,900,000.

TCH’s obligation to pay additional cash interest will constrain its liquidity.

The TCH Notes are not guaranteed by THCR or by Trump AC or by any subsidiaries of Trump AC, and none of such entities is obligated to, or is in a position to, provide funds to TCH for any purpose.

Miscellaneous. In addition, the ability of (i) Plaza Associates and Taj Associates (through Trump AC) and (ii) Marina Associates (through TCH) to make payments, dividends or distributions to THCR Holdings may be restricted by the CCC and/or the IGC. Similarly, the ability of Trump Indiana, Inc. (through TCH) to make payments of dividends or distributions to THCR Holdings may be restricted by the IGC.

Contractual Obligations and Commercial Commitments.

The following tables set forth summaries of our obligations and commitments as of December 31, 2003 to make future payments under contracts, such as debt and lease agreements, and under contingent commitments:

	Payments Due by Period(1)
	Total	2004	2005-2006	2007-2008	Thereafter
	(in thousands)
Contractual Obligations
Long-Term Debt	$1,797,028	$4,335	$1,300,851	$—	$491,842
Capital Lease Obligations (1)	50,514	25,064	24,937	513	—
Interest on TAC and TCH Notes	745,747	207,075	336,849	118,221	83,602
Operating Leases	137,415	9,275	14,827	11,953	101,360
Other Long-Term Obligations (2)	20,538	14,326	6,212	—	—

Total Contractual Cash Obligations	$2,751,242	$260,075	$1,683,676	$130,687	$676,804

(1)	Excludes interest on such obligations.

(2)	Consists primarily of base compensation under employment agreements.

Effects of Transactions with Related and Certain Other Parties.

Affiliate party transactions are governed by the terms of our public debt indentures and by a stockholder settlement agreement entered into in January 2002, which generally require that such transactions be on terms as favorable as would be obtainable from an unaffiliated party, and require the approval of a majority of the independent directors of THCR for certain affiliated transactions.

Trump and certain affiliates have engaged in certain related party transactions with respect to THCR and its subsidiaries. See “Executive Compensation; Compensation Committee Interlocks and Insider Participation” and “Certain Related Party Transactions.”

Results of Operations

The following tables include selected data of Taj Associates, Plaza Associates, Trump Indiana and Trump Marina for the years ended December 31, 2003, 2002 and 2001, respectively.

	Year Ended December 31, 2003
	Taj Associates	Plaza Associates	Trump Indiana	Trump Marina	THCR Consolidated*
	(in millions)
Revenues:
Gaming	$511.9	$313.2	$134.8	$258.4	$1,218.3
Management Fee	—	—	—	—	3.9
Other	105.3	68.4	8.3	60.6	242.7

Gross Revenue	617.2	381.6	143.1	319.0	1,464.9
Less: Promotional Allowance	129.9	90.2	14.7	68.6	303.5

Net Revenue	487.3	291.4	128.4	250.4	1,161.4

Cost and Expenses:
Gaming	232.0	147.9	68.3	122.6	570.8
Other	34.5	21.5	6.5	14.5	77.0
General & Administrative	104.0	66.5	36.6	66.6	279.8
Depreciation & Amortization	44.4	20.1	7.3	22.5	94.4

Total Costs and Expenses	414.9	256.0	118.7	226.2	1,022.0

Income from Operations	72.4	35.4	9.7	24.2	139.4

Non-Operating Income (Expense)	0.3	0.4	0.4	0.1	1.5
Interest Expense	(98.3)	(59.7)	(7.0)	(52.4)	(228.5)
Gain (Loss) on Debt Refinancing	—	—	(1.8)	9.7	2.9

Total Non-Operating Expense, Net	(98.0)	(59.3)	(8.4)	(42.6)	(224.1)

Loss in Joint Venture	—	—	(2.4)	—	(2.4)

Income Taxes	(2.4)	(1.5)	—	(1.4)	(5.3)

Loss Before Minority Interest	$(28.0)	$(25.4)	$(1.1)	$(19.8)	$(92.4)

Minority Interest					5.1

Net Loss					$(87.3)

*	Intercompany eliminations and expenses of THCR, THCR Holdings, Trump AC, TCH and THCR Management are not separately shown.

	Year Ended December 31, 2002
	Taj Associates	Plaza Associates	Trump Indiana	Trump Marina	THCR Consolidated*
	(in millions)
Revenues:
Gaming	$529.3	$336.4	$128.7	$281.9	$1,276.3
Management Fee	—	—	—	—	2.7
Other	110.0	69.9	8.2	61.6	249.7

Gross Revenue	639.3	406.3	136.9	343.5	1,528.7
Less: Promotional Allowance	123.4	90.1	12.9	73.3	299.7

Net Revenue	515.9	316.2	124.0	270.2	1,229.0

Cost and Expenses:
Gaming	232.8	155.5	63.0	127.4	578.8
Other	35.8	21.7	6.1	15.0	78.7
General & Administrative	107.8	68.2	28.2	71.9	280.5
Depreciation & Amortization	38.2	18.0	6.3	21.3	83.7

Total Costs and Expenses	414.6	263.4	103.6	235.6	1,021.7

Income from Operations	101.3	52.8	20.4	34.6	207.3

Non-Operating Income (Expense)	0.6	0.6	1.4	0.3	3.9
Interest Expense	(96.4)	(52.7)	(3.9)	(63.5)	(222.7)

Total Non-Operating Expense, Net	(95.8)	(52.1)	(2.5)	(63.2)	(218.8)

Loss in Joint Venture	—	—	(2.4)	—	(2.4)

Income Taxes	(2.3)	(1.5)	—	(1.2)	(5.0)

Income (Loss) Before Minority Interest	$3.2	$(0.8)	$15.5	$(29.8)	$(18.9)

Minority Interest					6.9

Net Loss					$(12.0)

*	Intercompany eliminations and expenses of THCR, THCR Holdings, Trump AC and THCR Management are not separately shown.

	Year Ended December 31, 2001
	Taj Associates	Plaza Associates	Trump Indiana	Trump Marina	THCR Consolidated*
	(in millions)
Revenues:
Gaming	$525.1	$324.3	$123.6	$266.5	$1,239.5
Other	108.7	72.5	9.2	60.4	250.8

Gross Revenue	633.8	396.8	132.8	326.9	1,490.3
Less: Promotional Allowance	132.9	95.2	11.9	73.9	314.0

Net Revenue	500.9	301.6	120.9	253.0	1,176.3

Cost and Expenses:
Gaming	238.6	160.4	65.4	124.3	588.7
Other	35.6	19.4	6.6	13.8	75.2
General & Administrative	97.0	64.3	28.1	66.5	259.0
Depreciation & Amortization	33.8	15.6	6.3	17.8	73.9

Total Costs and Expenses	405.0	259.7	106.4	222.4	996.8

Income from Operations	95.9	41.9	14.5	30.6	179.5

Non-Operating Income (Expense)	1.4	1.1	0.8	0.6	4.2
Interest Expense	(93.3)	(48.0)	(5.3)	(60.1)	(220.6)

Total Non-Operating Expense, Net	(91.9)	(46.9)	(4.5)	(59.5)	(216.4)

Loss in Joint Venture	—	—	(2.8)	—	(2.8)

Income Taxes	—	—	(0.2)	—	(0.2)

Income (Loss) Before Minority Interest	$4.0	$(5.0)	$7.0	$(28.9)	$(39.9)

Minority Interest					$14.6

Net Loss					$(25.3)

*	Intercompany eliminations and expenses of THCR, THCR Holdings, Trump AC and THCR Management are not separately shown.

Trump Hotels & Casino Resorts, Inc.

Results of Operations

Comparison of Years Ended December 31, 2003, 2002 and 2001

(in millions, except statistical data)

	2003 Taj Associates		2003 Plaza Associates			2003 Trump Indiana		2003 Trump Marina		2003 THCR Consolidated
Table Game Revenues(1)	$153.4			$88.5		$18.8		$60.4		$321.1
Incr (Decr) over prior period	$2.0			$(11.8)		$(2.4)		$(3.8)		$(16.0)
Table Game Drop(2)	$896.7			$574.8		$116.0		$354.5		$1,942.0
Incr (Decr) over prior period	$(38.6)			$(34.1)		$(12.2)		$(23.1)		$(108.0)
Table Win Percentage(3)	17.1%			15.4%		16.2%		17.0%		16.5%
Incr (Decr) over prior period	0.9	pts.		(1.1	)pts.	(0.4	)pts.	—		0.1	pts.
Number of Table Games	127			90		42		80		339
Incr (Decr) over prior period	(10)			2		(4)		1		(11)
Slot Revenues(4)	$336.5			$224.7		$116.0		$197.4		$874.5
Incr (Decr) over prior period	$(18.9)			$(11.4)		$8.5		$(19.5)		$(41.4)
Slot Handle(5)	$4,244.7			$2,819.6		$1,499.7		$2,470.7		$11,034.7
Incr (Decr) over prior period	$(218.5)			$(121.4)		$101.3		$(264.1)		$(502.7)
Slot Win Percentage(6)	7.9%			8.0%		7.7%		8.0%		7.9%
Incr (Decr) over prior period	(0.1	)pts		—		—		0.1	pts.	—
Number of Slot Machines	4,695			2,941		1,600		2,506		11,742
Incr (Decr) over prior period	(131)			13		(35)		(21)		(174)
Other Gaming Revenues	$22.0		$	N/A		$0.1		$0.6		$22.7
Incr (Decr) over prior period	$(0.5)		$	N/A		$0.1		$(0.2)		$(0.6)
Total Gaming Revenues	$511.9			$313.2		$134.9		$258.4		$1,218.3
Incr (Decr) over prior period	$(17.4)			$(23.2)		$6.2		$(23.5)		$(58.0)

Number of Guest Rooms	1,250			904		300		728		3,182
Occupancy rate	93.9%			91.6%		53.1%		87.5%		87.9%
Average Daily Rate (Room Revenue)	$78.04			$79.67		$56.41		$78.11		$77.30

	2002 Taj Associates		2002 Plaza Associates		2002 Trump Indiana		2002 Trump Marina		2002 THCR Consolidated
Table Game Revenues(1)	$151.4		$100.3		$21.2		$64.2		$337.1
Incr (Decr) over prior period	$(12.4)		$4.4		$(3.5)		$0.9		$(10.6)
Table Game Drop(2)	$935.3		$608.9		$128.2		$377.6		$2,050.0
Incr (Decr) over prior period	$(64.2)		$26.8		$(15.6)		$(7.1)		$(60.2)
Table Win Percentage(3)	16.2%		16.5%		16.6%		17.0%		16.4%
Incr (Decr) over prior period	(0.2	)pts.	—		(0.6	)pts.	0.5	pts.	(0.1	)pts.
Number of Table Games	137		88		46		79		350
Incr (Decr) over prior period	(4)		(8)		(6)		1		(17)
Slot Revenues(4)	$355.4		$236.1		$107.5		$216.9		$915.9
Incr (Decr) over prior period	$17.3		$7.7		$8.6		$14.5		$48.1
Slot Handle(5)	$4,463.2		$2,941.0		$1,398.4		$2,734.8		$11,537.4
Incr (Decr) over prior period	$12.4		$(22.5)		$32.0		$135.2		$157.1
Slot Win Percentage(6)	8.0%		8.0%		7.7%		7.9%		7.9%
Incr (Decr) over prior period	0.4	pts.	0.3	pts.	0.5	pts.	0.1	pts.	0.3	pts.
Number of Slot Machines	4,826		2,928		1,635		2,527		11,916
Incr (Decr) over prior period	101		92		301		1		495
Other Gaming Revenues	$22.5		N/A		N/A		$0.8		$23.3
Incr (Decr) over prior period	$(0.7)		N/A		N/A		$0.0		$(0.7)
Total Gaming Revenues	$529.3		$336.4		$128.7		$281.9		$1,276.3
Incr (Decr) over prior period	$4.2		$12.1		$5.1		$15.4		$36.8

Number of Guest Rooms	1,250		904		300		728		3,182
Occupancy rate	94.4%		92.8%		49.3%		89.9%		88.7%
Average Daily Rate (Room Revenue)	$80.75		$82.06		$61.65		$77.43		$79.37

	2001 Taj Associates		2001 Plaza Associates		2001 Trump Indiana		2001 Trump Marina		2001 THCR Consolidated
Table Game Revenues(1)	$163.8		$95.9		$24.7		$63.3		$347.7
Table Game Drop(2)	$999.5		$582.1		$143.9		$384.7		$2,110.2
Table Win Percentage(3)	16.4%		16.5%		17.2%		16.5%		16.5%
Number of Table Games	141		96		52		78		367
Slot Revenues(4)	$338.1		$228.4		$98.9		$202.4		$867.8
Slot Handle(5)	$4,450.8		$2,963.5		$1,366.4		$2,599.6		$11,380.3
Slot Win Percentage(6)	7.6%		7.7%		7.2%		7.8%		7.6%
Number of Slot Machines	4,725		2,836		1,334		2,526		11,421
Other Gaming Revenues	$23.2		N/A		N/A		$0.8		$24.0
Total Gaming Revenues	$525.1		$324.3		$123.6		$266.5		$1,239.5

Number of Guest Rooms	1,250		904		300		728		3,182
Occupancy rate	94.4%		91.4%		62.8%		85.2%		88.5%
Average Daily Rate (Room Revenue)	$81.09		$81.94		$60.93		$80.74		$79.91

(1)	“Table Game Revenues” is defined as the total amount wagered by table game patrons (the “Table Game Drop”), less the amounts paid back to such patrons by the casino for winning wagers.

(2)	“Table Game Drop” is defined as the total amount wagered by table game patrons.

(3)	“Table Win Percentage” is defined as the ratio, expressed as a percentage, of Table Game Revenues to Table Game Drop.

(4)	“Slot Revenues” is defined as the total amount wagered by slot patrons (the “Slot Handle”), less the amount paid back to slot patrons by the casino for winning pulls.

(5)	“Slot Handle” is defined as the total amount wagered by slot patrons.

(6)	“Slot Win Percentage” is defined as the ratio, expressed as a percentage, of Slot Revenues to Slot Handle.

Results of Operations for the Years Ended December 31, 2003 and 2002

Gaming revenues are the primary source of THCR’s revenues. The year-over-year decrease in gaming revenues was due to decreased table game and slot revenues, which was caused by severe winter weather conditions in the Atlantic City market, adverse economic conditions and the war in Iraq. In addition, during the third and fourth quarters of 2003, the lack of overall market growth in Atlantic City to accommodate the Borgata opening as well as a sluggish economy and poor weather conditions, including Hurricane Isabel in September, also contributed to this year-over-year decrease.

Table games revenues decreased $16.0 million, or 4.7%, to $321.1 million for the year ended December 31, 2003 from $337.1 million in the comparable period in 2002. Decreased table drop at all four properties primarily contributed to the decrease in revenues. Overall, THCR’s table win percentage increased to 16.5% from 16.4% in the comparable period in 2002. Atlantic City industry table win percentages were 15.9% and 15.7% for the years ended December 31, 2003 and 2002, respectively. Trump Plaza’s 1.1 point decline and Trump Indiana’s 0.4 point decline in table win percentage were primarily offset by the Taj Mahal’s 0.9 point increase in table win percentage. Trump Marina’s table win percentage remained constant year-over-year.

Slot revenues decreased $41.4 million, or 4.5%, to $874.5 million for the year ended December 31, 2003 from $915.9 million in the comparable period in 2002 primarily due to decreased slot handle in the Atlantic City Market. Trump Indiana’s slot revenue increased $8.5 million to $116.0 million in 2003 from $107.5 million in the comparable period in 2002 due to a $101.3 million, or 7.2%, increase in slot handle to $1,499.7 million for the year ended December 31, 2003 from $1,398.4 million for the year ended December 31, 2002. This increase is attributed in part to the implementation of 24 hours per day gaming effective July 11, 2003.

Gaming costs and expenses were $570.8 million for the year ended December 31, 2003, a decrease of $8.0 million, or 1.4%, from $578.8 million for the year ended December 31, 2002. Gaming costs at the Atlantic City properties decreased $13.2 million from $515.7 million in 2002 to $502.5 million in 2003. This decrease is attributed to decreased payroll expenses as well as a decrease in bad debt expenses of $2.5 million. Trump Indiana’s gaming costs increased $5.3 million, or 8.4%, to $68.3 million from the year ended December 31, 2002 due to increased gaming taxes associated with the increase in gaming revenues.

General and administrative expenses were $279.8 million for the year ended December 31, 2003, a $0.7 million decrease from $280.5 million in the comparable period in 2002. Expense decreases of $10.8 million at the Atlantic City properties were primarily related to decreased donations of casino reinvestment obligations of $5.5 million, employee benefits, regulatory fees and entertainment expenses offset by increases in utilities and insurance expenses. Additionally, Trump Marina’s service agreement with Mr. Trump was terminated effective January 1, 2003, which caused a $3.5 million decrease in expenses at Trump Marina in 2003. Trump Indiana’s general and administrative expenses increased $8.4 million in 2003 from the comparable period in 2002 primarily due to a $6.3 million real estate tax accrual resulting from a retroactive two-year reassessment of the property which the Company intends to contest vigorously.

Included in other non-operating income for the year ended December 31, 2002, was a $0.7 million distribution from Miss Universe to THCR Holdings. There was no comparable income in 2003.

In connection with the TCH Notes Offering, THCR recognized a net gain of $2.9 million, which consisted of a net gain of $10.5 million on the retirement of the Castle Mortgage Notes and Castle PIK Notes, a $2.8 million call premium on the retirement of THCR Holdings Senior Notes, the settlement of Trump Indiana’s interest rate swap of $0.9 million and the write off of unamortized loan costs of approximately $3.9 million.

Results of Operations for the Years Ended December 31, 2002 and 2001

Gaming revenues are the primary source of THCR’s revenues. Table game revenues represent the amount retained by THCR from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by “high rollers.” THCR’s table game win percentage was 16.4% and 16.5% for the years ended December 31, 2002 and 2001, respectively. The Atlantic City industry table game win percentages were 15.7 % and 15.6% for the years ended December 31, 2002 and 2001, respectively.

Table game revenues decreased $10.6 million, or 3.0%, to $337.1 million for the year ended December 31, 2002 from $347.7 million in the comparable period in 2001. The $12.4 million decrease in table game revenues at the Taj Mahal was primarily due to a $64.2 million decrease in table game drop. Trump Plaza’s table game revenues increase of $4.4 million was due to the $26.8 million increase in table game drop. Trump Marina’s $0.9 million increase in table game revenues is primarily due to a 0.5 point increase in table win percentage which offset the $7.1 million decrease in table game drop. Trump Indiana’s $3.5 million decrease in table game revenues was primarily due to a $15.6 million decrease in table game drop, resulting from a general decrease in table game play experienced throughout the Indiana and Illinois market, a change in the Asian bus program in the third quarter of 2002, and management’s decision in 2001 to eliminate “high end” table player marketing efforts.

Slot revenues increased $48.1 million, or 5.5%, to $915.9 million for the year ended December 31 , 2002 from $867.8 million in the comparable period in 2001. Increases in slot handle of $135.2 million at the Trump Marina and $32.0 million at Trump Indiana primarily contributed to their respective increases in slot revenues in slot revenues of $14.5 million and $8.6 million, respectively. Trump Indiana’s increase in slot revenues is also attributed to the opening of the new 2,000 space parking garage in 2002 and the commencement of dockside gaming in August 2002. Trump Plaza’s slot revenues increased $7.7 million due to a 0.3 point increase in slot win percentage which offset a $22.5 million decrease in slot handle. Trump Taj Mahal’s slot revenues increased $17.3 million due to a 0.4 point increase in slot win percentage combined with a $12.4 million increase in slot handle. Overall, slot revenues increased primarily as a result of improved slot product on the casino floor, management’s continued focus on marketing initiatives and customer service, and favorable weather conditions in the first three months of 2002.

Other revenues for the years ended December 31, 2002 includes a $2.7 million management fee from the Trump 29 Casino located in Coachella, California, for which there was no comparative revenue in 2001.

Gaming costs and expenses were $578.8 million for the year ended December 31, 2002, a decrease of $9.9 million, or 1.7%, from $588.7 million for the year ended December 31, 2001. Gaming costs at the Taj Mahal decreased $5.8 million, or 2.4%, from the comparable period in 2001 and Trump Plaza’s gaming costs decreased $4.9 million, or 3.1%, from the comparable period in 2001 primarily due to decreased payroll expense and more efficient marketing programs. Trump Marina’s gaming costs increased $3.1 million primarily due to increased spending on marketing programs, which was incurred to stimulate gaming revenues. Trump Indiana’s gaming costs decreased $2.4 million from the comparable period in 2001 due to labor and expense cost management. Also the State of Indiana’s change in assessing a $3 tax from a per person per excursion to a per person on admission to the gaming facility contributed to the decrease in gaming expenses.

General and administrative expenses were $280.5 million for the year ended December 31, 2002, a $21.5 million, or 8.3%, increase from $259.0 million in the comparable period in 2001. The increase is primarily attributed to the write-off of approximately $14.4 million of CRDA deposits by the Atlantic City casinos, with the carrying value of $9.6 million, donated during the fourth quarter of 2002, in exchange for the right to utilize other CRDA deposits for the development of an entertainment retail district project or projects. This increase is also attributed to higher insurance, real estate taxes, entertainment and employee benefits. Trump Marina’s increase also includes incremental costs incurred related to the Trump Services Agreement. General and administrative expenses also include expenses incurred by THCR Management of $1.1 million, including pre-opening costs of $0.6 million.

Income taxes of $5.0 million represent taxes recorded in connection with the changes to the New Jersey state income tax law enacted during July 2002 (see Note 4).

THCR previously announced its intention to refinance or modify the terms of its public debt which was approximately $1.7 billion aggregate principal amount as of December 31, 2002. During the year ended December 31, 2002, debt renegotiation costs of $3.3 million were incurred: $1.6 million by Trump AC on its $1.3 billion outstanding debt, $1.3 million by Trump Marina, $0.3 million by Trump Indiana and $0.1 million by THCR Holdings. Accordingly, the debt renegotiation costs have been expensed in the accompanying Statements of Operations. THCR and its subsidiaries will continue to seek to refinance certain debt when market conditions are favorable. See “—Factors That May Affect Our Future Results; We have substantial indebtedness...”.

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

Inflation

There was no significant impact on operations as a result of inflation during 2001, 2002 or 2003.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

The carrying amount and fair value of our fixed rate indebtedness is as set forth below:

	December 31, 2003
Issuer/Debt	Carrying Amount	Fair Value
	(in thousands)
Trump Atlantic City Associates:
$1.2 billion 11.25% First Mortgage Notes due 2006	$1,200,000	$921,000
$75 million 11.25% First Mortgage Notes due 2006	74,446	57,562
$25 million 11.25% First Mortgage Notes due 2006	24,729	19,188
Trump Casino Holdings, LLC:
11.625% First Priority Mortgage Notes due 2010	404,605	404,813
17.625% Second Priority Mortgage Notes due 2010	66,842	65,172

Item 8.	Financial Statements and Supplementary Data

An index to financial statements and required financial statement schedules is set forth in Item 15 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on accounting or financial disclosures during the last three fiscal years. On June 3, 2002, the Company dismissed Arthur Andersen L.L.P. as the Company’s independent public accountants and engaged Ernst & Young LLP to serve as the Company’s independent public accountant. For more information with respect to this matter, see the Company’s Current Report on Form 8-K filed on June 4, 2002.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in Internal Controls. There were no specific changes in our internal controls over financial reporting during the fiscal year covered by this Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers and directors:

Name	Position
Donald J. Trump	Chairman of the Board, President and Chief Executive Officer
Mark A. Brown	Chief Operating Officer
Scott C. Butera	Executive Vice President, Director of Corporate and Strategic Development
Robert M. Pickus	Executive Vice President, Secretary and General Counsel
Francis X. McCarthy, Jr.	Executive Vice President of Corporate Finance and Chief Financial Officer
John P. Burke	Executive Vice President and Corporate Treasurer
Joseph A. Fusco	Executive Vice President of Government Affairs
Wallace B. Askins	Director
Don M. Thomas	Director
Peter M. Ryan	Director
Robert J. McGuire	Director

Donald J. Trump (57 years old) has been serving as the President and Chief Executive Officer of each of THCR, THCR Funding and THCR Holdings since June 2000. Also since June 2000, Trump has been serving as the (i) President of each of Trump AC Holding, Trump AC, Trump Atlantic City Funding, Inc., or Trump AC Funding, Trump Atlantic City Funding II, Inc., or Trump AC Funding II, Trump Atlantic City Funding III, Inc., or Trump AC Funding III, TACC and THCR Enterprises, Inc.; (ii) President and Chief Executive Officer of each of Trump’s Castle Funding, Inc., or Castle Funding (dissolved on June 4, 2003) and Trump Marina, Inc.; (iii) President of Trump Indiana, Inc.; (iv) President and Treasurer of THCR/LP Corporation, or THCR/LP; and (v) Chief Executive Officer of Taj Associates. Since June 1998, Trump has been serving as the President, Treasurer and sole director of Trump Casinos, Inc., or TCI. Since the consummation of the TCH Notes Offering in March 2003, Mr. Trump has been serving as the President, Chief Executive Officer and Chairman of the Board of TCH and TCF. Until April 1998, Trump served as the President and Treasurer of Castle Funding. Since November 1997, Trump has been serving as the Chairman of each of Trump AC Funding II and Trump AC Funding III, and as the Chairman of THCR Enterprises, Inc. since January 1997. Since January 1996, he has been serving as the Chairman of Trump AC Funding. Since March 1995, Trump has been the Chairman of each of THCR, THCR Funding and THCR Holdings. Since February 1993, Trump has been the Chairman of Trump AC Holding. Since December 1992, Trump has been serving as the sole director of Trump Indiana. From May 1992 through March 2003, Trump was the Chairman of the Board of Partner Representatives of Marina Associates. Since November 1991, Trump has been serving as the President, Treasurer and sole director of TCI-II. Since October 1991, he has been the Chairman of each of THCR Holding Corp. and THCR/LP. Since March 1991, Trump has been the President and Treasurer of THCR Holding Corp. and the sole director of TACC. Since May 1986, he has been serving as the President and sole director of Realty Corp. Since March 1986, he has been the Chairman, President and Treasurer of Plaza Funding. Since March 1985, Trump has been the Chairman of Trump Marina, Inc. From February 1993 through December 1997, Trump served as the President of Trump AC Holding. From March 1991 through December 1997, Trump served as the President and Treasurer of TACC. Trump is also currently the President and Chief Executive Officer of The Trump Organization, Inc. which has been in the business, through its affiliates and subsidiaries, of acquiring, developing and managing real estate properties for more than the past five years.

Mark A. Brown (43 years old) has been serving as the Chief Operating Officer of each of THCR and Trump AC since June 2000. Also since June 2000, Mr. Brown has been serving as the Chief Executive Officer of each of Taj Associates, Plaza Associates, Marina Associates and Trump Indiana. Since the consummation of the TCH Notes Offering, Mr. Brown has been serving as the Chief Operating Officer of TCH and TCF. Since January 2000, Mr. Brown has been serving as the Chief Operating Officer of Taj Associates. Until January 2000, he served as a Vice President of Trump Marina, Inc. From November 1997 to January 2000, Mr. Brown served as the President and Chief Operating Officer of Marina Associates. From July 1995 to November 1997, he served as the Executive Vice President of Operations of Marina Associates.

Scott C. Butera (37 years old) has been serving as the Executive Vice President and Director of Corporate and Strategic Development of THCR and THCR Holdings since September 2003. Prior to that, Mr. Butera spent fourteen years working in the financial services industry. From March 2000 to September 2003, Mr. Butera was an Executive Director for UBS Investment Bank, where he served as a client relationship officer with primary responsibilities for the gaming, lodging and leisure industries. From September 1996 until March 2000, he was a Director in the investment banking department of Credit Suisse First Boston, where he served in a similar capacity. Mr. Butera has also served in the investment banking departments of Smith Barney, Inc. and Bear Stearns & Co. Inc., as well as the financial services practice of Coopers & Lybrand. Mr. Butera holds a Masters in Business Administration from New York University’s Leonard N. Stern School of Business and is a graduate of Trinity College in Hartford, Connecticut.

Robert M. Pickus (49 years old) has been the Executive Vice President, General Counsel and Secretary of THCR since March 1995. Since June 2000, Mr. Pickus has been the Secretary and Vice President of THCR/LP. Since April 2000, he has been serving as the Executive Vice President and General Counsel of each of THCR Holdings and Trump AC. Since April 1998, Mr. Pickus has been the Secretary of Castle Funding. Since February 1998, he has been serving as the (i) Secretary of each of TACC and Trump AC Holding and (ii) Assistant Secretary and a director of Trump Marina, Inc. Until February 1998, Mr. Pickus served as the Assistant Secretary of TACC. Since January 1997, Mr. Pickus has been serving as the (i) Secretary of THCR Holding Corp. and (ii) Vice President, Secretary and a director of THCR Enterprises, Inc. Since November 1997, he has been serving as a director of each of Trump AC Funding II and Trump AC Funding III. Since February 1996, Mr. Pickus has been serving as the Secretary of Marina Associates. Since January 1996, he has been serving as the Secretary and a director of Trump AC Funding. From October 1995 through March 2003, Mr. Pickus served as a member of the Board of Partner Representatives of Marina Associates. Since February 1995, he has been serving as the Executive Vice President of Corporate and Legal Affairs of each of Taj Associates, Plaza Associates and Marina Associates. Since December 1992, Mr. Pickus has been serving as the Executive Vice President and Secretary of Trump Indiana, Inc. Since March 1986, Mr. Pickus has been serving as the Vice President and Secretary of Plaza Funding. From April to December 2000, Mr. Pickus served as the President of TCS. From June 1996 to April 2000, he served as the Executive Vice President of TCS. From November 1995 to May 2000, Mr. Pickus served as a director of each of THCR Holding Corp. and THCR/LP. From April 1994 to February 1998, he served as the Assistant Secretary of Trump AC Holding. Mr. Pickus has been admitted to practice law in the States of New York and New Jersey since 1980, and in the Commonwealth of Pennsylvania since 1981.

Francis X. McCarthy, Jr. (51 years old) has been serving as the Executive Vice President of Corporate Finance and Chief Financial Officer of each of THCR, THCR Holdings and THCR Funding since September 1998. Since August 2000, Mr. McCarthy has been the (i) Chief Financial Officer of Marina Associates and (ii) Chief Financial Officer, Chief Accounting Officer and Assistant Treasurer of Castle Funding. Since September 1998, he has been the Chief Financial Officer of each of Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III. From October 1996 to December 2000, Mr. McCarthy served as the Executive Vice President of Corporate Finance of TCS.

John P. Burke (56 years old) has been serving as the Executive Vice President of each of THCR, THCR Holdings, THCR Funding and Trump AC since January 1999 and of TCH and TCF since the consummation of the TCH Notes Offering. Since April 1998, he has been serving as the Assistant Treasurer of TCHI. Since February 1998, Mr. Burke has been the (i) Assistant Treasurer of each of THCR Holding Corp. and THCR/LP and (ii) Treasurer of TACC. Since November 1997, he has been serving as the Treasurer of each of Trump AC Funding II and Trump AC Funding III. From March 1997 through March 2003, Mr. Burke served as a member of the Board of Partner Representatives of Marina Associates. Since January 1997, he has been a Vice President and the Treasurer of THCR Enterprises, Inc. Since January 1996, Mr. Burke has been the Treasurer of Trump AC Funding. Since March 1995, he has been serving as the Corporate Treasurer of each of THCR, THCR Holdings, THCR Funding and Trump AC. Since December 1993, Mr. Burke has been serving as a Vice President of each of Marina Associates, Castle Funding, TCI-II and TCHI. Since December 1992, Mr. Burke has been the Treasurer of Trump Indiana, Inc. Since October 1991, he has been the Corporate Treasurer of each of Taj Associates, Plaza Associates and Marina Associates. From June 1997 to January 1999, Mr. Burke served as a Senior Vice President of each of THCR, THCR Holdings and THCR Funding. From January 1996 to June 1997, he served as the Senior Vice President of Corporate Finance of THCR.

Joseph A. Fusco (59 years old) has been serving as the Executive Vice President of Government Affairs of each of THCR, THCR Holdings and Trump AC since June 1996 and of TCS from July 1996 until December 2000.

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

Wallace B. Askins (73 years old) has been serving as a director of each of THCR and THCR Funding since June 1995. Since December 1997, Mr. Askins has been a director of Trump AC Funding II and Trump AC Funding III. Since April 1996, he has been serving as a director of Trump AC Funding. Since April 1994, Mr. Askins has been serving as a director of Trump AC Holding. Upon consummation of the TCH Notes Offering in March 2003, Mr. Askins became a member of TCH’s and TCF’s Boards of Directors. From June 1984 to November 1992, Mr. Askins served as Executive Vice President, Chief Financial Officer and as a director of Armco, Inc.

Don M. Thomas (73 years old) has been serving as a director of each of THCR and THCR Funding since June 1995. Since December 1997, Mr. Thomas has been serving as a director of each of Trump AC Funding II and Trump AC Funding III. Since April 1996, he has been a director of Trump AC Funding. Since January 1985, Mr. Thomas has been serving as the Senior Vice President of Corporate Affairs of the Pepsi-Cola Bottling Co. of New York. From 1985 through 1987, Mr. Thomas served as a Commissioner and the acting Chairman of the CRDA, and a Commissioner of the CCC from 1980 through 1984 during a portion of which time Mr. Thomas also served as the acting Chairman. Mr. Thomas is an attorney licensed to practice law in New York. Upon consummation of the TCH Notes Offering in March 2003, Mr. Thomas became a member of TCH’s and TCF’s Boards of Directors.

Peter M. Ryan (66 years old) has been serving as a director of each of THCR and THCR Funding since June 1995. He has also been the President of each of The Marlin Group, LLC and The Brookwood Carrington Fund, LLC, real estate financial advisory groups, since January 1995. Prior to that, Mr. Ryan was the Senior Vice President of The Chase Manhattan Bank for more than five years. Since October 2003, Mr. Ryan has served as the Chairman of the Board of Directors of Broadstone, Inc., a real estate investment corporation. Upon consummation of the TCH Notes Offering in March 2003, Mr. Ryan became a member of TCH’s and TCF’s Boards of Directors.

Robert J. McGuire (67 years old) has been a director of THCR and THCR Funding since July 2001. Mr. McGuire has been Counsel to the New York law firm of Morvillo, Abramowitz, Grand, Iason & Silberberg, P.C. since 1981. As an Assistant United States Attorney from 1962 through 1966, Mr. McGuire prosecuted cases in the Southern District of New York. In 1969, he established his own law firm of McGuire and Lawler where he worked until his appointment as New York City Police Commissioner. Mr. McGuire served as New York City Police Commissioner from 1978 to 1983. In 1984, Mr. McGuire was elected Chairman and Chief Executive Officer of Pinkerton’s, Inc. where he remained for four years before joining Kroll Associates. Mr. McGuire resigned as President of Kroll Associates in 1997. Mr. McGuire serves on numerous Boards, including Six Flags, Inc. (NYSE: PKS) and Brazilian Equity Fund, Inc. (NYSE: BZL), and is the President of the Police Athletic League. Upon consummation of the TCH Notes Offering in March 2003, Mr. McGuire became a member of TCH’s and TCF’s Boards of Directors.

Messrs. Trump, Brown, Butera, Pickus, McCarthy, Burke and Fusco have executive employment agreements pursuant to which such individuals serve as officers of our company. See “Executive Compensation; Employment Agreements, Termination of Employment and Change-in-Control Arrangements” for a description of certain of these agreements.

All of the persons listed above are citizens of the United States and have been qualified or licensed by the CCC, IGC and (other than Scott C. Butera) the NIGC.

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

Mark A. Brown. See Mr. Brown’s biography above. See “Directors and Executive Officers of the Registrant; Management of Trump Indiana.”

Stephen S. Oskiera (45 years old) has been serving as the Senior Vice President of Finance of Taj Associates since January 2000. Mr. Oskiera previously served as the Vice President of Finance of TCS from November 1999 to January 2000 and as Vice President of Finance of Marina Associates from October 1998 until November 1999. Mr. Oskiera served as Executive Director of Finance for both Marina Associates and TCS from October 1995 to October 1998.

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

Matthew A. Harkness (47 years old) has been the Chief Operating Officer of Plaza Associates since January 2001. Mr. Harkness served as Senior Vice President of Marketing at the Trump Taj Mahal throughout 2000. From September 1995 to December 1999, Mr. Harkness served as the Executive Director of Marketing at Trump Marina. Mr. Harkness has served in various Atlantic City casinos in operational and marketing capacities since 1979.

Theresa A. Glebocki (42 years old) has been the Senior Vice President of Finance of Plaza Associates since September 2000. Ms. Glebocki served as the Executive Director of Finance of Plaza Associates and TCS from November 1996 until September 2000, and Financial Controller of Plaza Associates from 1991 until 1996.

All of the persons listed above are citizens of the United States and are licensed by the CCC.

Management of Trump Marina

All decisions affecting the operation of Trump Marina are decided by executive officers and directors of TCH. Upon consummation of the TCH Notes Offering, Marina Associates’ Board of Partner Representatives was replaced with TCH’s and TCF’s Boards of Directors. Messrs. Trump, Askins, Thomas, Ryan and McGuire are the current members of TCH’s and TCF’s Board of Directors.

Catherine A. Walker (49 years old) has been the Chief Operating Officer of Trump Marina since December 1, 2003. Ms. Walker served as the Chief Operating Officer of Trump Taj Mahal from April 15, 2003 to November 30, 2003. From August 2000 to April 2003, Ms. Walker served as the General Manager of Trump Indiana. From March to August 2000, Ms. Walker was the Vice President of Operations and Assistant General Manager of Harrah’s East Chicago. From July 1996 to March 2000, Ms. Walker served as the Vice President and General Manager of Players Lake Charles LLC and Showboat Star Partnership. Prior to 1996, Ms. Walker was on the legal staff of the CCC for approximately 13 years. During her tenure with the Commission, Ms. Walker provided legal advices on various matters, such as corporate restructuring in financing transactions, internal controls, rules of the games and casino license issues.

Daniel M. McFadden (38 years old) has been serving as the Vice President of Finance of Marina Associates since September 2001. Mr. McFadden previously serviced as Director of Finance since joining Marina Associates in November 1998. Prior to joining Marina Associates, Mr. McFadden served Taj Associates and TCS in various financial capacities since December 1989.

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

Chris Leininger (41 years old) has been General Manager of Trump Indiana, Inc. since March 2003. Mr. Leininger was previously employed from March 2001 to March 2003 by Harrah’s Entertainment as the Vice President of Finance for their East Chicago property. From January 2000 to February 2001, Mr. Leininger was

employed by Emerald Casino, Inc. as Vice President of Operations. Mr. Leininger served as Director of Finance for Blue Chip Casino, Inc. from October 1996 to January 2000. Prior to this position, Mr. Leininger spent seven years with Harrah’s Entertainment in various financial positions at their Lake Tahoe properties.

Patrick M. Fox (52 years old) has been Director of Finance and Chief Financial Officer of Trump Indiana, Inc. since November 2001. Mr. Fox was previously employed until September 2001 as the Director of Finance at Carlson Group. Prior to that, from October 1996 to February 2001, Mr. Fox served in various positions with Accenture. From July 1975 to October 1996, Mr. Fox served in the Arthur Andersen Worldwide organization in various positions, which included Controller-Andersen Worldwide Services.

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

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely upon our review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) of the Exchange Act during our most recent fiscal year and Form 5 and amendments thereto furnished to us with respect to our most recent fiscal year, no director, officer, beneficial owner of more than 10.0% of any class of our equity securities registered pursuant Section 12 of the Exchange Act, or any other persons so required, failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

As stated in the amendments to his Schedule 13D filed with the SEC with respect to our equity securities, Mr. Trump has stated that he may, from time to time, effect open market and privately negotiated purchases of equity and/or debt securities of THCR and/or its subsidiaries.

Code of Ethics

In January 2003, our Board of Directors adopted a Code of Ethics, or the Code, that applies to our executive officers, including, among others, our chief executive officer and senior financial officers. The Code is intended to qualify as a “code of ethics” as defined by the SEC’s Sarbanes-Oxley Act of 2002, and is designed to deter wrongdoing and to promote:

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

The NYSE recently adopted new rules relating to corporate governance standards that apply to companies with NYSE listed securities, including THCR. The new rules apply commencing on the earlier to occur of the date of a company’s 2004 annual meeting of stockholders or October 15, 2004. We are in the process of evaluating our corporate governance standards and intend to be in compliance with the new rules by the required date.

Item 11.	Executive Compensation

The following table sets forth information regarding compensation paid to or accrued by our Chief Executive Officer, and any person who served in such or similar capacity during the fiscal year ended December 31, 2003, and our four most highly compensated executive officers whose total annual salary and bonus during the last fiscal year exceeded $100,000 (collectively, the “Named Executive Officers”) for each of the last three completed fiscal years. Compensation accrued during one year and paid in another is recorded under the year of accrual.

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary		Bonus		Securities Underlying Options(1)	All Other Compensation
Donald J. Trump – Chairman of the Board, President and Chief Executive Officer	2003 2002 2001	$ $ $	1,500,000 1,500,000 1,500,000		— — —	— 500,000 500,000	$ $ $	367,159 3,888,927 2,417,541	(2) (2) (2)

Mark A. Brown – Chief Operating Officer	2003 2002 2001	$ $ $	1,599,633 1,128,608 1,146,462	$ $	100,000 350,000 —	— 50,000 —	$ $ $	6,000 5,066 4,500	(3) (3) (3)

Scott C. Butera (4) -Exec. VP and Director of Corporate and Strategic Development	2003 2002 2001		$461,536 N/A N/A		— N/A N/A	— N/A N/A		— N/A N/A

Robert M. Pickus -Exec. VP, Sec’y and General Counsel	2003 2002 2001	$ $ $	413,499 381,468 360,175	$ $	50,000 100,000 —	— 30,000 —	$ $ $	5,143 4,714 4,500	(3) (3) (3)

Francis X. McCarthy, Jr. -Exec. VP of Corp. Fin. and Chief Financial Officer	2003 2002 2001	$ $ $	414,385 379,917 354,186	$ $	100,000 100,000 —	— 30,000 —	$ $ $	6,000 5,500 5,100	(3) (3) (3)

(1)	Options granted under THCR’s 1995 Stock Plan. Options granted in 2002 vest in five equal installments, one-fifth on the date of grant and on each of the first four anniversary dates of the date of grant. Options granted in 2001 vest in three equal installments, one-third on the date of grant and on each of the first two anniversary dates of the date of grant.

(2)	The amounts listed for 2003 include amounts recorded pursuant to Amended Executive Agreements (as are defined herein), between Mr. Trump, THCR, THCR Holdings and Trump AC. The amounts listed for 2002 and 2001 include $3.454 million, and $2.207 million, respectively, recorded pursuant to the Castle Services Agreement (as defined herein) in addition to reimbursement of expenses pursuant to the Executive Agreement, as amended, between Mr. Trump and THCR and THCR Holdings. The Castle Services Agreement was terminated in connection with the TCH Notes Offering. See “Executive Compensation; Employment Agreements, Termination of Employment and Change-in-Control Arrangements” and “Executive Compensation; Compensation Committee Interlocks and Insider Participation; Castle Services Agreement.”

(3)	Represents vested and unvested contributions made by Plaza Associates, Taj Associates and/or Marina Associates to the Trump Capital Accumulation Plan. Funds accumulated for an employee under these plans consisting of a certain percentage of the employee’s compensation plus the employer matching contributions equaling 50% of the participant’s contributions, are retained until termination of employment, attainment of age 59-1/2 or financial hardship, at which time the employee may withdraw his or her vested funds.

(4)	Mr. Butera joined the Company on September 3, 2003 pursuant to an employment contract, dated August 15, 2003. See “Employment Agreements, Termination of Employment and Change-in-Control Arrangements.”

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

On January 12, 2004, THCR registered the 1995 Stock Plan and the underlying THCR common stock with the SEC on a registration statement on Form S-8 (File No.: 333-111848).

Option Grants in Fiscal 2003. No options were granted to the Named Executive Officers during the fiscal year ended December 31, 2003. On June 24, 2003, each of the independent directors of THCR received non-qualified stock options to purchase 2,500 shares of THCR common stock at a purchase price of $1.95 per share. Such options vest in five equal installments (one fifth on the date of grant and on each of the first four anniversary dates of the date of grant) and expire on the tenth anniversary date of the date of grant.

None of the Named Executive Officers exercised any stock options during the fiscal year ended December 31, 2003. The following table sets forth information concerning the fiscal year-end value of unexercised options provided on an aggregate basis.

FISCAL YEAR OPTION VALUE (1)

Name	Number of Securities Underlying Unexercised Options at Fiscal Year End
	Exercisable	Unexercisable
Donald J. Trump	1,700,000	300,000
Mark A. Brown	28,000	30,000
Scott C. Butera	0	0
Robert M. Pickus	42,000	18,000
Francis X. McCarthy, Jr.	22,000	18,000

(1)	The closing sales price of our common stock on December 31, 2003 was $2.16 and exceeded the exercise prices of these options.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

Donald J. Trump. During 2002, Mr. Trump served as the Chairman of the Board of Directors of THCR pursuant to an executive agreement, dated as of June 12, 1995 (the “Executive Agreement”), by and among Trump, THCR and THCR Holdings. Pursuant to the Executive Agreement, Trump has agreed to act as President and Chief Executive Officer of THCR and to provide THCR, THCR Holdings and its subsidiaries, from time to time when reasonably requested and on a non-exclusive basis, consulting services relating to marketing, advertising, promotional and other similar related services with respect to the business and operations of THCR, THCR Holdings and its subsidiaries. In consideration for Mr. Trump’s services under the Executive Agreement, Trump was paid $1.5 million per year, plus reimbursement of expenses. On December 28, 1993, Marina Associates (then known as Castle Associates) entered into a services agreement (or the Castle Services Agreement) with Trump Casinos II, Inc., or TCI-II, an entity wholly-owned by Donald J. Trump. Pursuant to the Castle Services Agreement, TCI-II agreed to provide Marina Associates consulting services on a non-exclusive basis. Upon the consummation of the

TCH Notes Offering, Mr. Trump caused TCI-II to terminate the Castle Services Agreement under which TCI-II received the payments described as “All Other Compensation” in the Summary Compensation Table.

In consideration of Mr. Trump terminating the Castle Services Agreement, the Company determined, prior to the consummation of the TCH Notes Offering, to revisit Mr. Trump’s compensation arrangements. On April 10, 2003, Mr. Trump, THCR and THCR Holdings entered into an Amended and Restated Executive Agreement ( or the Amended Executive Agreement). The Amended Executive Agreement amends and restates the Executive Agreement and is effective as of January 1, 2003. The Amended Executive Agreement was amended on September 17, 2003 to add Trump AC as a party. Pursuant to the Amended Executive Agreement, Mr. Trump has agreed to act as the President and Chief Executive Officer of THCR and its subsidiaries, if requested. THCR has agreed to nominate Mr. Trump to serve as a director of THCR and, if elected, to appoint him as its Chairman. The initial term of the Amended Executive Agreement is three years and, thereafter, it is automatically extended so that the remaining term on any date is always three years, until such time during such rolling term that either party gives written notice to the other of its election not to continue extending such term, in which case the term shall end three years form the date of which such notice is given. THCR can terminate the Amended Executive Agreement if Mr. Trump fails to maintain various material casino gaming licenses and authorizations and the loss of such licenses has a material adverse effect on THCR and its subsidiaries.

Under the Amended Executive Agreement, Mr. Trump’s annual base salary is $1.5 million per year, beginning January 1, 2003. In addition, from and after January 1, 2003, Mr. Trump will be paid additional fixed compensation of $1.5 million per year if the Company achieves consolidated EBITDA (as defined) of $270 million in any year and incentive compensation equal to 5.0% of THCR’s consolidated EBITDA in excess of $270 million. The term “Consolidated EBITDA” means, with respect to the Company and its consolidated subsidiaries, for any period, an amount equal to the sum of (i) the net income (or loss) of the Company and its consolidated subsidiaries for such period determined in accordance with generally accepted accounting principles, consistently applied, excluding any extraordinary, unusual or non-recurring gains or losses, plus (ii) all amount deducted in computing such net income (or loss) in respect of interest (including the imputed interest portions of rentals under capitalized leases), depreciation, amortization and taxes based upon or measured by income, plus (iii) other non-cash charges arising from market value adjustments and adjustments pertaining to contributions of deposits in each case in respect of CRDA Bonds. Additional fixed compensation and incentive compensation for a given year shall not be deducted tin determining net income of the Company for such year.

Mark A. Brown. Mr. Brown serves as the President and Chief Executive Officer of Plaza Associates, Taj Associates, Marina Associates and Trump Indiana, Inc. (collectively referred to as the Trump Entities) pursuant to an employment agreement, dated August 2, 2000, or the Brown Employment Agreement, by and among Mr. Brown and Taj Associates. The Brown Employment Agreement, the term of which was effective as of July 1, 2000 and was extended on December 11, 2002 to expire on December 31, 2006, provides for an annual salary of (i) $1.5 million for the 12-month period commencing January 1, 2003; (ii) $1.6 million for the 12-month period commencing January 1, 2004; (iii) $1.7 million for the 12-month period commencing January 1, 2005 and (iv) $1.8 million for the 12-month period commencing January 1, 2006. The Brown Employment Agreement may be terminated by the Trump Entities for “Cause,” defined in the Brown Employment Agreement as (i) the revocation of Mr. Brown’s casino key employee license, (ii) Mr. Brown’s conviction for certain crimes, (iii) Mr. Brown’s disability or death or (iv) Mr. Brown’s breach of loyalty to the Trump Entities. Upon termination for “Cause,” Mr. Brown is entitled to receive compensation earned as of the date of termination; provided, however, that if Mr. Brown’s employment is terminated due to Mr. Brown’s disability or death, Mr. Brown or his estate, as the case may be, will be entitled to a lump sum severance payment equal to six months’ compensation based on his then current salary. Mr. Brown may terminate the Brown Employment Agreement at any time following a “Change of Control,” effective on the 30th day after such effective notice, and Mr. Brown shall be entitled to receive a lump sum payment for the full amount of unpaid compensation for the full term of the Brown Employment Agreement. “Change of Control” is defined in the Brown Employment Agreement as (i) the acquisition of (x) the Trump Entities or (y) more than 35.0% of our common stock, or equivalent limited partnership interests, by an unrelated party or (ii) the sale or long-term lease of all or substantially all of the assets of Trump Entities. Also, in the event Mr. Brown is transferred to a position located outside of Atlantic City, New Jersey, Mr. Brown shall have the right to terminate the Brown Employment Agreement within seven days of the occurrence of such transfer and shall be entitled to receive a severance payment equal to three months’ compensation based on his then current salary. During the term of the Brown Employment Agreement, Mr. Brown has agreed not to obtain employment for or on behalf of any other casino hotel located in Atlantic City, New Jersey.

Scott C. Butera. Mr. Butera serves as Executive Vice President and Director of Corporate and Strategic Development of THCR and THCR Holdings, pursuant to an employment agreement, dated August 15, 2003, or the Butera Employment Agreement. The Butera Employment Agreement commenced on September 3, 2003, expires on September 2, 2006 and provides for an initial annual base salary of $1.5 million. The Butera Employment Agreement may be terminated by THCR and THCR Holdings if Mr. Butera’s key employee license is terminated and/or suspended or revoked or if Mr. Butera commits an act constituting “Cause,” defined in the Butera Employment Agreement as (i) Mr. Butera’s breach of any of the provisions of the Butera Employment Agreement or any employment conduct rules; (ii) an act of dishonesty; (iii) Mr. Butera’s deliberate and intentional refusal to perform his duties under the Butera Employment Agreement or Mr. Butera’s failure, as determined solely by THCR and THCR Holdings, to properly perform and execute his duties under the Butera Employment Agreement; (iv) any act by Mr. Butera which in THCR’s and THCR Holdings’ sole opinion would adversely reflect upon THCR and THCR Holdings or would impair Mr. Butera’s ability to effectively perform his duties under the Butera Employment Agreement; or (v) Mr. Butera’s disability or death. Upon termination for “Cause,” Mr. Butera is entitled to receive compensation accrued yet unpaid as of the date of termination. During the term of the Butera Employment Agreement, Mr. Butera has agreed to devote his full time, attention and efforts to THCR’s and THCR Holdings’ business, and not to accept employment, either as an employee, consultant or independent contractor, with any other casino hotel located within a 250 mile radius of any casino owned, operated or managed by THCR, THCR Holdings or any subsidiary or affiliate thereof. Mr. Butera has also agreed not to consult with or otherwise engage, either directly or indirectly, in any other activities of a business nature for any other person or entity without THCR’s and THCR Holdings’ prior written consent.

Robert M. Pickus. Mr. Pickus serves as Executive Vice President and General Counsel of THCR, THCR Holdings and Trump AC (collectively, the Trump Companies) pursuant to an employment agreement, dated April 17, 2000, or the Pickus Employment Agreement. The Pickus Employment Agreement, as amended, expires on December 31, 2006 and provides for an initial annual base salary of $400,000, which increases at a rate not less than 5% per annum commencing January 1, 2004, and a discretionary bonus. The Pickus Employment Agreement may be terminated by the Trump Companies for “Cause,” defined in the Pickus Employment Agreement as (i) the revocation of Mr. Pickus’ casino key employee license, (ii) Mr. Pickus’ conviction for certain crimes, (iii) Mr. Pickus’ disability or death or (iv) Mr. Pickus’ breach of his duty to the Trump Companies. Upon termination for “Cause,” Mr. Pickus is entitled to receive compensation accrued yet unpaid as of the date of termination. Mr. Pickus may terminate the Pickus Employment Agreement at any time following a “Change of Control,” effective on the 30th day after such effective notice, and Mr. Pickus shall be entitled to receive a lump sum payment for the full amount of unpaid compensation for the full term of the Pickus Employment Agreement. The Pickus Employment Agreement defines “Change of Control” as (i) the acquisition of (x) the Trump Companies or (y) more than 35.0% of our common stock, or equivalent limited partnership interests of THCR Holdings, by an unrelated party or (ii) the sale or long-term lease of all or substantially all of the assets of the Trump Companies. During the term of the Pickus Employment Agreement, Mr. Pickus has agreed to devote his full time, attention and efforts to the Trump Companies, and not to accept employment, either as an employee, consultant or independent contractor, with any other casino hotel located in Atlantic City, New Jersey. Mr. Pickus has also agreed not to consult with or otherwise engage, either directly or indirectly, in any other activities of a business nature for any other person or entity without the Trump Companies’ prior written consent.

Francis X. McCarthy, Jr. Mr. McCarthy serves as Executive Vice President of Corporate Finance of the Trump Companies pursuant to an employment agreement, dated April 17, 2000, or the McCarthy Employment Agreement. The McCarthy Employment Agreement, as amended, expires on December 31, 2006 and provides for an initial annual base salary of $400,000, which increases at a rate not less than 5% per annum commencing January 1, 2004, and a discretionary bonus. The McCarthy Employment Agreement may be terminated for “Cause,” defined in the McCarthy Employment Agreement as (i) the revocation of Mr. McCarthy’s casino key employee license, (ii) Mr. McCarthy’s conviction for certain crimes, (iii) Mr. McCarthy’s disability or death or (iv) the breach by Mr. McCarthy of his duty to the Trump Companies. Upon termination for “Cause,” Mr. McCarthy is entitled to receive compensation accrued yet unpaid as of the date of termination. Mr. McCarthy may terminate the McCarthy Employment Agreement at any time following a “Change of Control,” effective on the 30th day after such effective notice, and Mr. McCarthy shall be entitled to receive a lump sum payment of the full amount of the unpaid compensation for the full term of the McCarthy Employment Agreement. The McCarthy Employment Agreement defines “Change of Control” as (i) the acquisition of (x) the Trump Companies or (y) more than 35.0% of our common stock, or equivalent limited partnership interests of THCR Holdings, by an unrelated party or (ii) the sale or long-term lease of all or substantially all of the assets of the Trump Companies. During the term of the McCarthy

Employment Agreement, Mr. McCarthy has agreed to devote his full time, attention and efforts to the Trump Companies, and not to accept employment, either as an employee, consultant or independent contractor, with any other casino hotel located in Atlantic City, New Jersey. Mr. McCarthy has also agreed not to consult with or otherwise engage, either directly or indirectly, in any other activities of a business nature for any other person or entity without the Trump Companies’ prior written consent.

Compensation of Directors

Mr. Trump, the Chairman of our Board of Directors, received no remuneration for serving as such during the fiscal year ended December 31, 2003. Members of our Board of Directors who are also employees or consultants of THCR and its affiliates receive no directors’ fees. Non-employee directors are paid an annual stipend of $50,000, plus $2,000 per meeting attended and reasonable out-of-pocket expenses incurred in attending these meetings, provided that directors currently serving on the Board of Directors of Trump AC Funding or Trump AC Holding receive no additional compensation. On June 24, 2003, each of the independent directors of THCR received non-qualified stock options to purchase 2,500 shares of THCR common stock at a purchase price of $1.95 per share. Such options vest in five equal installments (one fifth on the date of grant and on each of the first four anniversary dates of the date of grant) and expire on the tenth anniversary date of the date of grant.

Committees of the Board of Directors

Our Board of Directors has the following committees: (i) Executive Committee, (ii) Audit Committee, (iii) Special Committee, (iv) Stock Incentive Plan Committee, (v) Compensation Committee and (vi) Nominating/Corporate Governance Committee. The Executive Committee consists of Mr. Trump. The Audit Committee, the Special Committee and the Nominating/Corporate Governance Committee consist of Messrs. Askins, Ryan, Thomas and McGuire, each of whom is an “independent director” of THCR, as defined by the rules and regulations promulgated by the NYSE. Each member of our Board of Directors sits on the Board’s Stock Incentive Plan Committee. The Compensation Committee consists of Messrs. Askins and Thomas. The Special Committee was established pursuant to our bylaws and the THCR Holdings Partnership Agreement, and is empowered to vote on any matters which require approval of a majority of the independent directors of THCR, including affiliated transactions. In connection with a settlement agreement, effective on January 23, 2002, in connection with our acquisition of Trump Marina in October 1996, we have covenanted that all proposed transactions involving THCR or THCR Holdings in which Trump has a personal interest valued over $200,000 or any transaction between THCR and any officer or director having a value of at least $200,000 (other than transactions relating to salary or other compensation paid in the ordinary course of business), will be reviewed by the Special Committee, which shall make findings and recommendations to the Board of Directors with respect to such proposed transactions. At all times, the Special Committee is required to be comprised of at least two non-employee directors, one of whom shall be Mr. McGuire or his successor who shall be an independent director, and no employee directors.

The NYSE recently adopted new rules relating to corporate governance standards that apply to companies with NYSE listed securities, including THCR. The new rules apply commencing on the earlier to occur of the date of a company’s 2004 annual meeting of stockholders or October 15, 2004. We are in the process of evaluating our corporate governance standards and intend to be in compliance with the new rules by the required date.

Financial Expert

Our Board of Directors has determined that Mr. Askins is a “financial expert” (as defined by Section 407 of the Sarbanes-Oxley Act of 2002). Mr. Askins is an independent director, as that term is defined by the listing requirements of the New York Stock Exchange, and serves on our Board’s Audit Committee, Stock Incentive Plan Committee, Special Committee, Compensation Committee and Nominating/Corporate Governance Committee. See “Directors and Executive Officers of the Registrant; Wallace B. Askins.”

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

During 2003, we and our subsidiaries were involved in several transactions, or series of similar transactions, in which the amount exceeds $60,000 and in which Mr. Trump had or will have a direct or indirect material interest. Below is a brief description of such transactions. See “Certain Relationships and Related Transactions.”

•	Trump Tower Lease. We lease office space in Trump Tower located in New York, New York for general, executive and administrative purposes pursuant to the Trump Tower Lease. In 2003, we paid $69,808 under the Trump Tower Lease. See “Properties; New York City.”

•	Use of Trump’s Facilities. Beginning in late 1997, the Trump Atlantic City Properties began to utilize certain facilities owned by Trump to entertain high-end customers. Management believes that the ability to utilize these facilities enhances THCR’s revenues. In 2003, we paid an aggregate amount of $191,113 in consideration for the use of these facilities.

•	Castle Services Agreement. Pursuant to a services agreement, dated December 28, 1993, or the Castle Services Agreement, between Marina Associates and Trump Casinos II, Inc., or TCI-II, an entity wholly-owned by Mr. Trump, Mr. Trump provided consulting services to Marina Associates. In consideration for such services, Marina Associates paid TCI–II certain fees in those years in which EBITDA exceeded prescribed amounts. In connection with the TCH Notes Offering, Mr. Trump terminated the Castle Services Agreement. In consideration of Mr. Trump terminating the Castle Services Agreement, THCR, THCR Holdings and Trump AC entered into an Amended and Restated Executive Agreement with Mr. Trump. See “Executive Compensation; Employment Agreements, Termination of Employment and Change-in-Control Arrangements; Donald J. Trump.”

•	Casino Services Agreement. See “Business; Certain Agreements; Casino Services Agreement.”

•	Trademark License Agreement. Subject to certain restrictions, we have the exclusive royalty-free world-wide right to use the “Trump” name and Mr. Trump’s likeness in connection with gaming and related activities pursuant to the Trademark License Agreement. Under the Trademark License Agreement, THCR and Mr. Trump have agreed to indemnify each other against any damages, liability, costs, claims, fees, obligations or expenses, including reasonable attorney’s fees and expenses incurred in defense of any action under the Trademark License Agreement, provided, however, that the obligation to indemnify and hold the other party harmless shall not include any losses arising out of gross negligence, bad faith or willful misconduct of the other party.

•	Purchase of THCR Holdings Senior Notes from Mr. Trump. Included in the $96.9 principal amount (including call premium) of THCR Holdings Senior Notes redeemed or acquired by THCR Holdings with the net proceeds of the TCH Notes Offering, $1.7 million principal amount were held by Mr. Trump. THCR Holdings also acquired an additional $15.0 million principal amount of THCR Holdings Senior Notes on the closing date of the TCH Notes Offering in a private transaction with Donald J. Trump. The purchase price for the $16.7 million aggregate principal amount of THCR Holdings Senior Notes acquired from Mr. Trump consisted of the proceeds from the issuance of 1,500 shares of Series A Preferred Stock of THCR valued at $15.0 million, plus a cash amount equal to $1.7 million, plus the applicable redemption premium of 2.583% (approximately $430,000) and accrued interest of approximately $0.7 million on the entire $16.7 million principal amount of THCR Holdings Senior Notes sold by Mr. Trump. The Series A Preferred Stock of THCR, upon stockholder approval obtained at an annual stockholders’ meeting on June 12, 2003, were exchanged by Mr. Trump on July 11, 2003 for an aggregate of 7,894,737 shares of common stock of THCR. See “Certain Relationships and Related Transactions; Purchase of THCR Holdings Senior Notes from Mr. Trump.”

•	TCH Second Priority Mortgage Notes. In connection with the TCH Notes Offering, Donald J. Trump, or one of his affiliates, purchased, in a concurrent private offering, $15.0 million aggregate principal amount of additional TCH Second Priority Mortgage Notes at the same purchase price at which the initial purchasers purchased the TCH Second Priority Mortgage Notes. A portion of the funds required by Mr. Trump to purchase such notes was obtained through a loan with an affiliate of UBS Warburg LLC, one of the initial purchasers of the TCH Notes.

•	Riviera Holdings Corporation. On July 1, 2002, consistent with the Contribution Agreement, dated June 12, 1995, between Mr. Trump and THCR Holdings, Mr. Trump purchased 350,000 shares of common stock of Riviera Holdings Corporation (Riviera). On July 10, 2002, Mr. Trump granted THCR Holdings, at no cost, an option (the Option) to purchase his 350,000 shares of Riviera’s common stock until December 31, 2003 at an exercise price equal to the greater of (i) Mr. Trump’s cost of acquiring the shares ($2,275,000 plus incurred brokerage fees and commissions) and (ii) the fair market value of the shares based upon the 20 trading day average closing price of Riviera’s common stock as reported on the American Stock Exchange preceding the exercise of the Option.

On December 26, 2002, Mr. Trump purchased an additional 8,000 shares of Riviera’s common stock for an aggregate purchase price of $37,970.40, net of brokerage commissions. Mr. Trump granted, at no cost, THCR Holdings an option (the Additional Option) to purchase the 8,000 shares on the same terms as the Option.

On December 18, 2003, Mr. Trump and THCR Holdings amended the Option and the Additional Option to extend the expiration date of the options from December 31, 2003 through December 31, 2004. See “Business; New Developments and Potential Opportunities; Nevada Gaming.”

Other Relationships. The SEC requires registrants to describe any relationships that existed during the last completed fiscal year in which a registrant’s executive officers served on either the compensation committee (or a committee performing similar functions) or board of directors of another entity, one of whose executive officers served on either the compensation committee (or a committee performing similar functions) or board of directors of the registrant. Donald J. Trump, Robert M. Pickus and John P. Burke are executive officers of THCR and Messrs. Pickus and Burke served on Marina Associates’ Board of Partner Representatives and Trump Marina, Inc.’s Board of Directors prior to the consummation of the TCH Notes Offering in March, 2003 when it was dissolved. Messrs. Trump, Pickus and Burke are also executive officers of THCR, THCR Holdings and its subsidiaries. Mr. Trump is the Chairman of THCR’s Board of Directors and of each of its subsidiaries. Mr. Pickus serves on the Boards of Directors of several of THCR’s subsidiaries. We believe that such relationships have not affected the compensation decisions made by Marina Associates’ Board of Partner Representatives in the last fiscal year. Messrs. Pickus and Burke are compensated for their services through the Casino Services Agreement. See “Business; Certain Agreements; Casino Services Agreement.” Mr. Trump is compensated pursuant to the Amended and Restated Trump Executive Agreement. See “Executive Compensation; Employment Agreements, Termination of Employment and Change-in-Control Arrangements; Donald J. Trump.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth the beneficial ownership of our voting securities by the Named Executive Officers, our directors and owners of more than 5.0% of any class of our voting securities (based on their SEC reports), and all of our executive officers and directors as a group (without naming them). Pursuant to Rule 13d-3 under the Exchange Act, shares of common stock which are issuable upon the exercise of options (or the conversion of other derivative securities) currently exercisable or exercisable within 60 days are deemed beneficially owned and outstanding for purposes of computing the percentage of outstanding common stock owned by that person but are not deemed to be outstanding for purposes of computing the ownership percentage of any other person. By reason of his beneficial ownership of in excess of a majority of the outstanding common stock of THCR (including the ability to vote certain securities described below in note 4, as if they were exchanged for common stock), Mr. Trump effectively controls THCR.

	Common Stock			Class B Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Percent of Class(2)	Number of Shares Beneficially Owned		Percent of Class(3)
Donald J. Trump	25,679,610	(4)	56.29%	1,000	(5)	100%
Mark A. Brown	41,000	(6)	*	—		—
Scott C. Butera	0		—	—		—
Robert M. Pickus	50,000	(7)	*	—		—
Francis X. McCarthy, Jr.	30,761	(8)	*	—		—
Wallace B. Askins	16,000	(9)	*	—		—
Don M. Thomas	8,500	(10)	*	—		—
Peter M. Ryan	26,000	(11)	*	—		—
Robert J. McGuire	3,500	(12)	*	—		—
All Executive Officers and Directors (as a group without naming them) (11 persons)	25,944,696	(13)	56.59%	1,000		100%

*	Represents less than one percent.

(1)	The address of each beneficial owner is c/o Trump Hotels & Casino Resorts, Inc., 1000 Boardwalk, Atlantic City, New Jersey 08401.

(2)	Based on 29,904,764 shares of common stock outstanding as of March 30, 2004 and shares of THCR common stock issuable upon the exercise of options currently exercisable or exercisable within 60 days and, in the case of Mr. Trump, upon the conversion of his THCR Holdings’ limited partnership interests.

(3)	Based on 1,000 shares of class B common stock outstanding as of March 30, 2004.

(4)	Includes currently exercisable options to purchase (i) 500,000 shares for $4.625 per share, (ii) 500,000 shares for $2.625 per share, (iii) 500,000 shares for $2.20 per share, and (iv) 300,000 shares for $2.75 per share. Also includes 13,918,723 shares issuable upon the conversion of limited partnership interests in THCR Holdings. Excludes unvested options to purchase 200,000 shares at a $2.75 per share. Mr. Trump has stated in the amendments to his Schedule 13D filed with the SEC that he may effect, from time to time, open market and privately negotiated purchases of equity and/or debt securities of THCR and/or its subsidiaries.

(5)	Mr. Trump’s 1,000 shares of THCR Class B common stock represents the economic interests of his limited partnership interests in THCR Holdings. The 1,000 shares of Class B common stock have the voting equivalency of 13,918,723 shares of common stock and are redeemable at par to the extent Mr. Trump converts his limited partnership interests in THCR Holdings into THCR common stock.

(6)	Includes currently exercisable options to purchase (i) 8,000 shares for $4.625 per share and (ii) 30,000 shares for $2.75 per share. Excludes unvested options to purchase 20,000 shares for $2.75 per share.

(7)	Includes currently exercisable options to purchase (i) 30,000 shares for $4.625 per share and (ii) 18,000 shares for $2.75 per share. Excludes unvested options to purchase 12,000 shares for $2.75 per share.

(8)	Includes currently exercisable options to purchase (i) 10,000 shares for $4.625 per share and (ii) 18,000 shares for $2.75 per share. Excludes unvested options to purchase 12,000 shares for $2.75 per share.

(9)	Includes currently exercisable options to purchase (i) 2,500 shares for $4.625 per share, (ii) 3,000 shares for $2.75 per share and (iii) 500 shares for $1.95 per share. Excludes unvested options to purchase 2,000 shares for $2.75 per share and 2,000 shares for $1.95 per share.

(10)	Includes currently exercisable options to purchase (i) 2,500 shares for $4.625 per share, (ii) 3,000 shares for $2.75 per share and (iii) 500 shares for $1.95 per share. Excludes unvested options to purchase 2,000 shares for $2.75 per share and 2,000 shares for $1.95 per share.

(11)	Includes currently exercisable options to purchase (i) 2,500 shares for $4.625 per share, (ii) 3,000 shares for $2.75 per share and (iii) 500 shares for $1.95 per share. Excludes unvested options to purchase 2,000 shares for $2.75 per share and 2,000 shares for $1.95 per share.

(12)	Includes currently exercisable options to purchase (i) 3,000 shares for $2.75 per share and (ii) 500 shares for $1.95 per share. Excludes unvested options to purchase 2,000 shares for $2.75 per share and 2,000 shares for $1.95 per share.

(13)	Includes (i) currently exercisable options to purchase 2,016,500 shares and (ii) 13,918,723 shares issuable upon the conversion of limited partnership interests of THCR Holdings. Excludes unvested options to purchase 276,000 shares.

Changes in Control

The equity in, and substantially all of the assets of, the Trump Taj Mahal and Trump Plaza are pledged as collateral under the indenture governing the TAC Notes. An event of default under the indentures governing the TAC Notes could cause a change of control of Trump Taj Mahal and Trump Plaza.

The equity in, and substantially all of the assets of, Trump Marina and Trump Indiana and the fees payable to Trump 29 Services under the management agreement with the Tribe are pledged as collateral under the indentures governing the TCH Notes. An event of default under the indentures governing the TCH Notes could cause a change of control of Trump Marina and Trump Indiana, Inc. as well as Trump 29 Services losing the management fees payable under its management agreement with the Tribe.

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

The following table sets forth information at the end of the most recently completed fiscal year regarding compensation plans under which equity securities of THCR are authorized for issuance:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation (excluding securities reflected in column)
Equity compensation plans approved by security holders	2,474,500	$3.15	1,525,500
Equity compensation plans not approved by security holders	0	—	0

Total	2,474,500	$3.15	1,525,500

(1)	Options granted under our 1995 Stock Incentive Plan. See “Executive Compensation; 1995 Stock Incentive Plan.”

Item 13.	Certain Relationships and Related Transactions

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

Described below are brief descriptions of transactions, or series of similar transactions, since the beginning of our last fiscal year, or any currently proposed transaction or similar transactions, to which we (or any of our subsidiaries) were or are to be a party, in which the amount exceeds $60,000 and in which any of our directors, executive officers, security holders who beneficially own more than 5.0% of our voting securities, and any member of the immediate family of any of the foregoing persons, had, or will have, a direct or indirect material interest:

•	Trump Tower Lease. Pursuant to the Trump Tower Lease, we lease office space in Trump Tower located in New York, New York for general, executive and administrative purposes from Trump Tower Commercial, LLC, an entity owned by Donald J. Trump. The Trump Tower Lease expires on August 31, 2010. The annual rent, payable in equal monthly installments, during the three-year period from September 1, 2003 to August 31, 2006 is $68,459. The annual rent during the last four-year period is $72,262. According to the lease, we are also obligated to pay imposed property taxes and porters wage escalation increases. During the year ended December 31, 2003, we incurred and paid $3,872 in property taxes and wage escalation increases. See “Properties; New York City.”

•

Use of Trump’s Facilities. Beginning in late 1997, the Trump Atlantic City Properties began to utilize certain facilities owned by Trump to entertain high-end customers. Management believes that the ability to utilize these facilities enhances THCR’s revenues. During the fiscal year ended December 31, 2003, THCR incurred approximately $0.2 million in customer and management costs associated with utilizing these facilities. In exchange for having Trump’s personal airplane available to customers of the Trump Atlantic City Properties, THCR incurred pilot costs of approximately $0.3 million for the fiscal year ended December 31, 2003.

•	Castle Services Agreement. Pursuant to the Castle Services Agreement, which was terminated in connection with the TCH Notes Offering, TCI-II agreed to provide Marina Associates consulting services on a non-exclusive basis, relating to marketing, advertising, promotion and other services regarding the business and operations of Marina Associates, in exchange for certain fees to be paid in those years in which EBITDA exceeds prescribed amounts, as discussed below. For purposes of calculating the fees pursuant to the Castle Services Agreement, EBITDA represents income from operations before depreciation, amortization, refinancing costs and the non-cash write-downs of CRDA investments.

Under the Castle Services Agreement, the Partnership was required to pay TCI-II an annual fee of $1.5 million for each year in which EBITDA exceeded $50 million. If EBITDA in any fiscal year did not exceed such amount, no annual fee was due. In addition to the annual fee, TCI-II was entitled to receive an incentive fee in an amount equal to 10% of EBITDA in excess of $45 million for such fiscal year. Pursuant to the Castle Services Agreement, Mr. Trump earned approximately $2.2 million and $3.5 million, based on Marina Associates’ EBITDA for the years ended December 31, 2001 and 2002, respectively. In connection with the TCH Notes Offering, Mr. Trump terminated the Castle Services Agreement. In consideration of Mr. Trump terminating the Castle Services Agreement, THCR, THCR Holdings and Trump AC entered into an Amended and Restated Executive Agreement with Mr. Trump. See “Executive Compensation; Employment Agreements, Termination of Employment and Change-in-Control Arrangements; Donald J. Trump.”

•	Casino Services Agreement. See “Business; Certain Agreements; Casino Services Agreement.”

•	Trademark License Agreement. Under the Trademark License Agreement, subject to certain restrictions, we have the exclusive world-wide right to use the “Trump” name and Mr. Trump’s likeness in connection with gaming and related activities. Pursuant to the Trademark License Agreement, we are permitted to use the names “Trump,” “Donald J. Trump” and variations thereof, otherwise collectively referred to as the Trump Names, and related intellectual property rights, in connection with casino and gaming activities and related services and products. We, in turn, allow our subsidiaries to use the Trump Names under various parol licenses which do not create enforceable licenses. The Trademark License Agreement, however, does not restrict Mr. Trump’s right to use or further license the Trump Names in connection with services and products other than casino services and related products. Under the Trademark License Agreement, THCR and Mr. Trump have agreed to indemnify each other against any damages, liability, costs, claims, fees, obligations or expenses, including reasonable attorney’s fees and expenses incurred in defense of any action under the Trademark License Agreement, provided, however, that the obligation to indemnify and hold the other party harmless shall not include any losses arising out of gross negligence, bad faith or willful misconduct of the other party. See “Business; Certain Agreements; Trademark License Agreement.”

•	Purchase of THCR Holdings Senior Notes from Mr. Trump. The net proceeds of the TCH Notes Offering were used to acquire, redeem or repay certain of our subsidiaries’ debt, including, $96.9 million aggregate principal amount (including call premium) of THCR Holdings Senior Notes, $1.7 million of which was held by Mr. Trump. THCR Holdings also acquired an additional $15.0 million principal amount of THCR Holdings Senior Notes on the closing date of the TCH Notes Offering in a private transaction with Donald J. Trump. The purchase price for the $16.7 million aggregate principal amount of THCR Holdings Senior Notes acquired from Mr. Trump consisted of the proceeds from the issuance of 1,500 shares of Series A Preferred Stock of THCR valued at $15.0 million, plus a cash amount equal to $1.7 million, plus the applicable redemption premium of 2.583% (approximately $430,000) and accrued interest of approximately $0.7 million on the entire $16.7 million principal amount of THCR Holdings Senior Notes sold by Mr. Trump. The Series A Preferred Stock of THCR, upon stockholder approval obtained at the annual stockholders’ meeting on June 12, 2003, were exchanged by Mr. Trump on July 11, 2003 for an aggregate of 7,894,737 shares of common stock of THCR.

•	TCH Second Priority Mortgage Notes. In connection with the TCH Notes Offering, Donald J. Trump, purchased, in a concurrent private offering, $15.0 million aggregate principal amount of additional TCH Second Priority Mortgage Notes at the same purchase price at which the initial purchasers purchased the TCH Second Priority Mortgage Notes. A portion of the funds required by Mr. Trump to purchase such Second Priority Mortgages Notes was obtained through a loan with an affiliate of UBS Warburg LLC, one of the initial purchasers of the TCH Notes.

•	Riviera Holdings Corporation. On July 1, 2002, consistent with the Contribution Agreement, dated June 12, 1995, between Mr. Trump and THCR Holdings. Mr. Trump purchased, for his own account, 350,000 shares of common stock of Riviera, a Nevada corporation which, through its wholly-owned subsidiaries, owns and operates the Riviera Hotel & Casino located in Las Vegas, Nevada and Riviera Black Hawk Casino located in Black Hawk, Colorado. The source of the funds was Mr. Trump’s personal resources. On July 10, 2002, Mr. Trump granted the Option to THCR Holdings.

On December 26, 2002, Mr. Trump purchased an additional 8,000 shares of Riviera’s common stock and granted the Additional Option.

On December 18, 2003, Mr. Trump and THCR Holdings amended the Option and the Additional Option to extend the expiration date of the options from December 31, 2003 through December 31, 2004. See “Executive Compensation - Compensation Committee Interlocks and Insider Participation.”

THCR Holdings and THCR, by virtue of being the general partner of THCR Holdings, may be deemed to beneficially own the Riviera shares underlying the Option and the Additional Option. On July 10, 2002, Mr. Trump and THCR Holdings jointly filed a Schedule 13D with the SEC regarding Mr. Trump’s initial purchase of the Riviera shares and the Option. On December 27, 2002, Mr. Trump, THCR Holdings and THCR jointly filed an amendment to the original Schedule 13D with the SEC regarding Mr. Trump’s additional purchase of Riviera shares and the Additional Option. Also on December 27, 2002, Mr. Trump, THCR Holdings and THCR each filed a Form 3 with the SEC, therein reflecting their beneficial ownership of the Riviera shares.

Mr. Trump timely filed the required filings with the Colorado Gaming Commission regarding his acquisition of the Riviera shares. Also, Mr. Trump, THCR, THCR Holdings and certain executive officers of THCR timely filed the required filings with the Nevada Gaming Commission regarding the Riviera shares and options. As stated in his originally filed Schedule 13D and the amendment thereto, Mr. Trump acquired the Riviera shares for investment purposes only. See “Business; New Developments and Potential Opportunities; Nevada Gaming.”

•	Indemnification Agreements. In connection with our acquisition of the Trump Taj Mahal in 1996, Trump AC agreed to indemnify Messrs. Pickus and Burke, the former officers and directors of our subsidiaries, THCR Holding Corp. and THCR/LP (the “Taj Indemnified Parties”). In addition, THCR agreed, and agreed to cause THCR Holding Corp. and THCR/LP to agree, that until April 17, 2002, unless otherwise required by law, the certificates of incorporation and bylaws of THCR Holding Corp. and THCR/LP shall not be amended, repealed or modified to reduce or limit the rights of indemnity afforded to the former directors, officers and employees of THCR Holding Corp. and THCR/LP or the ability of THCR Holding Corp. or THCR/LP to indemnify such persons, nor to hinder, delay or make more difficult the exercise of such rights of indemnity or the ability to indemnify. In addition, Trump AC also agreed to purchase and maintain in effect, until April 17, 2002, directors’ and officers’ liability insurance policies covering the Taj Indemnified Parties.

•	Caroleyes It, Inc. Pursuant to an agreement, dated September 15, 2001, between Trump AC and Caroleyes It, Inc., Carol C. Brown, the President of Caroleyes, provides interior designing services (as an independent contractor) as directed by Trump AC as well as material selection and installment oversight services. Pursuant to the agreement, Ms. Brown received a one time fee of $43,750 (as compensation for prior unpaid services) and is paid $150,000 per year, payable in weekly installments, and reasonable and customary expenses incurred in connection with providing the services. Ms. Brown is the wife of Mark Brown, THCR’s Chief Operating Officer.

Item 14.	Principal Accountant Fees and Services

The following table show the fees paid or accrued by the Company for audit and other services provided by Ernst & Young LLP during 2002 and 2003:

	Year Ended December 31
	2002(5)	2003
Audit Fees for Audit of 2002 Financial Statements (1):	$704,000	$1,674,000
Financial Information Systems Design and Implementation Fees (2):	$-0-	$-0-
Audit-Related Fees (3):	$-0-	$61,000
Tax Fees (4):	$449,000	$1,497,000
All Other Fees:	$-0-	$-0-
Total	$1,153,000	$3,232,000

(1)	Includes professional services rendered in connection with the audit of the Company’s and its subsidiaries’ financial statements for the most recent fiscal year, reviews of the financial statements included in each of the Company’s and its subsidiaries’ quarterly Reports on Form 10-Q during the fiscal years ended December 31, 2002 and December 31, 2003, and the issuance of comfort letters to underwriters and consents for filings with the SEC.

(2)	Ernst & & Young LLP did not provide the Company or its subsidiaries with any professional services in connection with the design and implementation of financial information systems during the fiscal years ended December 31, 2002 and December 31, 2003.

(3)	Includes services rendered in connection with the audit of the Company’s employee benefit plan and other accounting advice.

(4)	Includes services related to complete the Company’s tax returns, and for tax planning and other services rendered to the Company during fiscal 2002 and 2003.

(5)	Differs from amount included in the prior year proxy. In the 2002 proxy, fees in the executed engagement letter in July 2002 for the audit of the 2002 Trump Capital Accumulation Plan ($50,000) and the preparation of the 2002 tax returns ($30,000) were reflected in the proxy on an accrual basis. Upon further review, such fees should be included in the proxy in the year service is performed as opposed to the year in which they relate. The fees for each of these matters are included in the 2003 fee disclosure as the service was performed in 2003.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by Independent Auditors

The Audit Committee pre-approves all audit and non-prohibited, non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors. Under the policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. For each proposed service, the Audit Committee has received detailed information sufficient to enable the Audit Committee to pre-approve and evaluate such service. The Audit Committee may delegate pre-approval authority to one or more of its members. Any pre-approval decisions made under delegated authority must be communicated to the Audit Committee at or before the next scheduled meeting. There were no waivers by the Audit Committee of the pre-approval requirement for permissible non-audit services in 2003.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements. See page F-1 following the certificates for Trump Hotels & Casino Resorts, Inc.

(b) Reports on Form 8-K.

We filed Current Reports on Form 8-K with the SEC on (i) October 30, 2003 regarding our earnings press release for the quarter ended September 30, 2003 issued on October 30, 2003 and (ii) February 12, 2004 regarding our earnings press release for the fourth quarter and year ended December 31, 2003 issued on February 12, 2004, which press release also disclosed our exclusivity agreement with DLJ Merchant Banking Partners III, L.P. in connection with a recapitalization of our company. See “Business; Recent Events.”

(c) Exhibits.

Exhibit No.	Description of Exhibit	Incorporated by Reference

3.1	Trump Hotels & Casino Resorts, Inc.’s amended and restated certificate of incorporation	Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995

3.2	Trump Hotels & Casino Resorts, Inc.’s amended and restated bylaws	Filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995

3.3	Amendment to Trump Hotels & Casino Resorts, Inc.’s amended and restated certificate of incorporation	Filed as Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

3.4	Certificate of Formation of Trump Casino Holdings, LLC	Filed as Exhibit 3.1.1 to the Registrant’s Registration Statement on Form S-4 (File No.: 333-104916)

3.5	Certificate of Incorporation of Trump Casino Funding, Inc.	Filed as Exhibit 3.1.2 to the Registrant’s Registration Statement on Form S-4 (File No.: 333-104916)

3.6	Operating Agreement of Trump Casino Holdings, LLC	Filed as Exhibit 3.2.1 to the Registrant’s Registration Statement on Form S-4 (File No.: 333-104916)

3.7	Bylaws of Trump Casino Fundings, Inc.	Filed as Exhibit 3.2.2 to the Registrant’s Registration Statement on Form S-4 (File No.: 333-104916)

4.1	Form of Trump Hotels & Casino Resorts, Inc.’s common stock	Filed as Exhibit 4.25 to the Registrant’s Registration Statement on Form S-1 (File No.: 33-80784)

4.2	11.625% First Priority Mortgage Notes Indenture, dated as of March 25, 2003, by and among Trump Casino Holdings, LLC, Trump Casino Funding, Inc., each of Trump Casino Holdings, LLC’s subsidiaries listed as guarantors on the signature pages thereto , and U.S. Bank National Association, as Trustee and U.S. Bank National Association, as Collateral Agent.	Filed as Exhibit 4.1.1 to Trump Casino Holdings, LLC’s and Trump Casino Funding, Inc.’s Registration Statement on Form S-4 (File No.: 333-104916)

4.3	17.625% Second Priority Mortgage Notes Indenture, dated as of March 25, 2003, by and among Trump Casino Holdings, LLC, Trump Casino Funding, Inc., each of Trump Casino Holdings, LLC’s subsidiaries listed as guarantors on the signature pages thereto, and U.S. Bank National Association, as Trustee and U.S. Bank National Association, as Collateral Agent.	Filed as Exhibit 4.1.2 to the Trump Casino Holdings, LLC’s and Trump Casino Funding, Inc.’s Registration Statement on Form S-4 (File No.: 333-104916)

4.4	11.625% First Priority Mortgage Notes Registration Rights Agreement, dated as of March 25, 2003, by and among Trump Casino Holdings, LLC, Trump Casino Funding, Inc., each of Trump Casino Holdings, LLC’s subsidiaries listed as guarantors on the signature pages thereto , and Deutsche Bank Securities Inc., Credit Suisse First Boston LLC, UBS Warburg LLC and Jefferies & Company, Inc.	Filed as Exhibit 4.2.1 to Trump Casino Holdings, LLC’s and Trump Casino Funding, Inc.’s Registration Statement on Form S-4 (File No.: 333-104916)

4.5	17.625% Second Priority Mortgage Notes Registration Rights Agreement, dated as of March 25, 2003, by and among Trump Casino Holdings, LLC, Trump Casino Funding, Inc., each of Trump Casino Holdings, LLC’s subsidiaries listed as guarantors on the signature pages thereto , and Deutsche Bank Securities Inc., Credit Suisse First Boston LLC, UBS Warburg LLC and Jefferies & Company, Inc.	Filed as Exhibit 4.2.2 to Trump Casino Holdings, LLC’s and Trump Casino Funding, Inc.’s Registration Statement on Form S-4 (File No.: 333-104916)

4.6	Form of First Priority Note (included in Exhibit 4.2).	Filed as Exhibit 4.3.1 to Trump Casino Holdings, LLC’s and Trump Casino Funding, Inc.’s Registration Statement on Form S-4 (File No.: 333-104916)

4.7	Form of Second Priority Note (included in Exhibit 4.3).	Filed as Exhibit 4.3.2 to Trump Casino Holdings, LLC’s and Trump Casino Funding, Inc.’s Registration Statement on Form S-4 (File No.: 333-104916)

4.8	Priority Intercreditor Agreement, dated as of March 25, 2003, by and among U.S. Bank National Association, as Collateral Agent, as First Priority Trustee and as Second Priority Trustee, Trump Casino Holdings, LLC, Trump Casino Funding, Inc., and other Pledgors thereto.	Filed as Exhibit 4.4 to Trump Casino Holdings, LLC’s and Trump Casino Funding, Inc.’s Registration Statement on Form S-4 (File No.: 333-104916)

4.9	Security Agreement, dated as of March 25, 2003, by and among Trump Casino Holdings, LLC, Trump Casino Funding, Inc., each of Trump Casino Holdings, LLC’s subsidiaries listed as guarantors on the signature pages thereto, and U.S. Bank National Association, as Trustee and U.S. Bank National Association, as Collateral Agent.	Filed as Exhibit 4.5 to Trump Casino Holdings, LLC’s and Trump Casino Funding, Inc.’s Registration Statement on Form S-4 (File No.: 333-104916)

4.10	First Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of March 25, 2003, by Trump Marina Associates, L.P., mortgagor to U.S. Bank National Association as Collateral Agent, mortgagee.	Filed as Exhibit 4.6 to Trump Casino Holdings, LLC’s and Trump Casino Funding, Inc.’s Registration Statement on Form S-4 (File No.: 333-104916)

4.11	Second Fee and Leasehold Mortgage, Assignment of Leases and Rent, Security Agreement and Fixture Filing, dated as of March 25, 2003, by Trump Marina Associates, L.P., mortgagor to U.S. Bank National Association as Collateral Agent, mortgagee.	Filed as Exhibit 4.7 to Trump Casino Holdings, LLC’s and Trump Casino Funding, Inc.’s Registration Statement on Form S-4 (File No.: 333-104916)

4.12	First Preferred Ship Mortgage, dated as of March 25, 2003, by Trump Indiana, Inc., mortgagor to U.S. Bank National Association as Collateral Agent, mortgagee.	Filed as Exhibit 4.8 to Trump Casino Holdings, LLC’s and Trump Casino Funding, Inc.’s Registration Statement on Form S-4 (File No.: 333-104916)

4.13	Second Preferred Ship Mortgage, dated as of March 25, 2003, by Trump Indiana, Inc., mortgagor to U.S. Bank National Association as Collateral Agent, mortgagee.	Filed as Exhibit 4.9 to Trump Casino Holdings, LLC’s and Trump Casino Funding, Inc.’s Registration Statement on Form S-4 (File No.: 333-104916)

4.14	Certificate of Designations of Series A Preferred Stock.	Filed as Exhibit 4.10 to Trump Casino Holdings, LLC’s and Trump Casino Funding, Inc.’s Registration Statement on Form S-4 (File No.: 333-104916)

10.1	Indenture, dated April 17, 1996, governing Trump Atlantic City Associates’ and Trump Atlantic City Funding, Inc.’s 11.25% Mortgage Notes due 2006	Filed as Exhibit 10.26.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996

10.2	Certificate of 11.25% Mortgage Note due 2006	Filed as Exhibit 10.27.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996

10.3	Indenture of Mortgage and Security Agreement, dated April 17, 1996, between Trump Taj Mahal Associates and U.S. Bank, N.A.	Filed as Exhibit 10.28.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996

10.4	Indenture of Mortgage and Security Agreement, dated April 17, 1996, between Trump Plaza Associates and U.S. Bank, N.A.	Filed as Exhibit 10.28.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996

10.5	Assignment of Leases and Rents, dated April 17, 1996, between Trump Taj Mahal Associates and U.S. Bank, N.A.	Filed as Exhibit 10.29.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996

10.6	Assignment of Leases and Rents, dated April 17, 1996, between Trump Plaza Associates and U.S. Bank, N.A.	Filed as Exhibit 10.29.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996

10.7	Collateral Agency Agreement, dated April 17, 1996, among U.S. Bank, N.A., Trump Atlantic City Associates, Trump Atlantic City Funding, Inc. and the guarantors of the first mortgage notes	Filed as Exhibit 10.30.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996

10.8	Indenture, dated as of December 10, 1997, governing Trump Atlantic City Associates’ and Trump Atlantic City Funding II, Inc.’s 11.25% Mortgage Notes due 2006	Filed as Exhibit 4.31 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (File No.: 333-43979)

10.9	Registration Rights Agreement, dated December 10, 1997, regarding Trump Atlantic City Associates’ and Trump Atlantic City Funding II, Inc.’s 11.25% Mortgage Notes due 2006	Filed as Exhibit 4.32 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (File No.: 333-43979)

10.10	Indenture, dated December 10, 1997, governing Trump Atlantic City Associates’ and Trump Atlantic City Funding III, Inc.’s 11.25% Mortgage Notes due 2006	Filed as Exhibit 4.33 to Trump Atlantic City Associates’ Annual Report on Form 10-K for the year ended December 31, 1997

10.11	Registration Rights Agreement, dated December 10, 1997, regarding Trump Atlantic City Associates’ and Trump Atlantic City Funding III, Inc.’s 11.25% Mortgage Notes due 2006	Filed as Exhibit 4.34 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (File No.: 333-43975)

10.12	Indenture of Mortgage and Security Agreement, dated December 10, 1997, by Trump Plaza Associates, as mortgagor, and U.S. Bank, N.A., as mortgagee	Filed as Exhibit 4.35 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (File No.: 333-43979)

10.13	Indenture of Mortgage and Security Agreement, dated December 10, 1997, between Trump Taj Mahal Associates and U.S. Bank, N.A.	Filed as Exhibit 4.36 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (File No.: 333-43979)

10.14	Assignment of Leases and Rents, dated December 10, 1997, by Trump Plaza Associates, as assignor, and U.S. Bank, N.A., as assignee	Filed as Exhibit 4.37 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (File No.: 333-43979)

10.15	Assignment of Leases and Rents, dated December 10, 1997, between Trump Taj Mahal Associates, as assignor, and U.S. Bank, N.A., as assignee	Filed as Exhibit 4.37 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (File No.: 333-43979)

10.16	1995 Stock Incentive Plan	Filed as Exhibit 10.47 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995

10.17	Amendment to 1995 Stock Incentive Plan	Filed as Exhibit 10.47.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996

10.18	Trump Hotels & Casino Resorts Holdings, L.P.’s Third Amended and Restated Limited Partnership Agreement	Filed as Exhibit 10.51.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

10.19	Second Amended and Restated Exchange and Registration Rights Agreement, dated October 7, 1996, among Donald J. Trump, Trump Casinos, Inc., Trump Casinos II, Inc. and Trump Hotels & Casino Resorts, Inc., Donald J. Trump and Trump Casinos, Inc.	Filed as Exhibit 10.52.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

10.20	Contribution Agreement, dated June 12, 1995, between Trump Hotels & Casino Resorts Holdings, L.P. and Donald J. Trump	Filed as Exhibit 10.53 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995

10.21	Trademark License Agreement, dated June 12, 1995, between Donald J. Trump and Trump Hotels & Casino Resorts, Inc.	Filed as Exhibit 10.54 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995

10.22	Amendment, dated April 17, 1995, to the Trademark License Agreement, dated June 12, 1995, between Donald J. Trump and Trump Hotels & Casino Resorts, Inc.	Filed as Exhibit 10.54.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996

10.23	Trademark Security Agreement, dated June 12, 1995, between Donald J. Trump and Trump Hotels & Casino Resorts, Inc.	Filed as Exhibit 10.55 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995

10.24	Amendment, dated April 17, 1995, to Trademark Security Agreement, dated June 12, 1995, between Donald J. Trump and Trump Hotels & Casino Resorts, Inc.	Filed as Exhibit 10.55.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996

10.25.1	First Amended and Restated Operating Agreement, dated October 31, 1995, of Buffington Harbor Riverboat, LLC between Trump Indiana, Inc. and Barden-Davis Casinos, LLC	Filed as Exhibit 10.59 to the Registrant’s Registration Statement on Form S-4 (File No.: 333-00153)

10.25.2	Amendment No. 2 to First Amended and Restated Operating Agreement, dated March 2003, of Buffington Harbor Riverboat.	Filed as Exhibit 10.1 to Trump Casino Holdings, LLC’s and Trump Casino Funding, Inc.’s Registration Statement on Form S-4 (File No.: 333-104916)

10.26	Third Amended and Restated Partnership Agreement of Trump Plaza Associates	Filed as Exhibit 10.63 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996

10.27	Amended and Restated Partnership Agreement of Trump Atlantic City Associates	Filed as Exhibit 10.64 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996

10.28	Second Amended and Restated Casino Services Agreement, dated January 1, 1998, among Trump Plaza Associates, Trump Taj Mahal Associates, Trump Marina Associates, L.P., Trump Indiana, Inc. and Trump Casino Services, LLC	__

10.29	Fourth Amended and Restated Partnership Agreement, dated March 25, 2003, of Trump Marina Associates, L.P.	Filed as Exhibit 10.7 to Trump Casino Holdings, LLC’s and Trump Casino Funding, Inc.’s Registration Statement on Form S-4 (File No.: 333-104916)

10.30.1*	Executive Agreement, dated June 12, 1995, by and between Donald J. Trump, Trump Hotels & Casino Resorts, Inc. and Trump Hotels & Casino Resorts Holdings, L.P.	Filed as Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995

10.30.2*	Amendment, dated May 16, 1996, to Donald J. Trump’s Executive Agreement, dated June 12, 1995	Filed as Exhibit 10.46.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996

10.30.3*	Second Amendment, dated October 2000, to Donald J. Trump’s Executive Agreement, dated June 12, 1995	Filed as Exhibit 10.46.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000

10.30.4*	Amended and Restated Executive Agreement, dated January 1, 2003, by and among Donald J. Trump, Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Atlantic City Associates	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2003

10.31*	Second Amendment, dated August 4, 2000, to Mark A. Brown’s Employment Agreement, dated March 6, 1998	Filed as Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000

10.32*	Third Amendment, dated December 11, 2002, to Mark A. Brown’s Employment Agreement, dated March 6, 1998	Filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

10.33*	Employment Agreement, dated April 17, 2000, of Robert M. Pickus	Filed as Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000

10.34*	Amendment, dated January 9, 2003, to Robert M. Pickus’ Employment Agreement, dated April 17, 2000	Filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

10.35*	Employment Agreement, dated April 17, 2000, of Francis X. McCarthy, Jr.	Filed as Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000

10.36*	Amendment, dated January 9, 2003, to Francis X. McCarthy, Jr.’s Employment Agreement, dated April 17, 2000	Filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

10.37*	Employment Agreement, dated April 17, 2000, of Joseph A. Fusco	Filed as Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000

10.38*	Amendment, dated January 9, 2003, to Joseph A. Fusco’s Employment Agreement, dated April 17, 2000	Filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

10.39*	Employment Agreement, dated August 15, 2003, of Scott C. Butera	__

10.40	Parking Lease, dated June 19, 2001, between Buffington Harbor Parking Associates, LLC and Trump Indiana, Inc.	Filed as Exhibit 10.79 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001

10.41	Subordination Agreement, dated October 17, 2001, by THCR Management Services, LLC in favor of certain lenders	Filed as Exhibit 10.84 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001

10.42	Note Purchase Agreement, dated March 19, 2003, by and among Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Funding, Inc., and Donald J. Trump.	Filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003

10.43	Exclusivity Agreement, dated January 21, 2004, between THCR and DLJ Merchant Banking Partners III, L.P.	__

10.44	Letter Agreement, dated February 12, 2004, by and among THCR, THCR Holdings and DLJ Merchant Banking Partners III, L.P.	__

10.45	Letter Agreement, dated February 12, 2004, between TCH and DLJ Merchant Banking Partners III, L.P.	__

10.46	Letter Agreement, dated February 12, 2004, between TAC and DLJ Merchant Banking Partners III, L.P.	__

10.47	Letter Agreement, dated February 12, 2004, between Taj Associates and DLJ Merchant Banking Partners III, L.P.	__

10.48	Letter Agreement, dated February 12, 2004, between Plaza Associates and DLJ Merchant Banking Partners III, L.P.	__

21.1	List of Subsidiaries of Trump Hotels & Casino Resorts, Inc.	__

23	Consent of Independent Auditors	__

31.1	Certification by the Chief Executive Officer of Trump Hotels & Casino Resorts, Inc. Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended	__

31.2	Certification by the Chief Financial Officer of Trump Hotels & Casino Resorts, Inc. Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended	__

32.1	Certification of the Chief Executive Officer of Trump Hotels & Casino Resorts, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	__

32.2	Certification of the Chief Financial Officer of Trump Hotels & Casino Resorts, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	__

99.1	Code of Ethics of Trump Hotels & Casino Resorts, Inc. and Subsidiaries	Filed as Exhibit 99.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

*	Management contract or compensatory plan or arrangement.

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

Date: March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DONALD J. TRUMP Donald J. Trump	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 30, 2004

/s/ FRANCIS X. MCCARTHY, JR. Francis X. McCarthy, Jr.	Executive Vice President of Corporate Finance and Chief Financial Officer (principal financial officer)	March 30, 2004

/s/ WALLACE B. ASKINS Wallace B. Askins	Director	March 30, 2004

/s/ DON M. THOMAS Don M. Thomas	Director	March 30, 2004

/s/ PETER M. RYAN Peter M. Ryan	Director	March 30, 2004

/s/ ROBERT J. MCGUIRE Robert J. McGuire	Director	March 30, 2004

Other schedules are omitted for the reason that they are not required or are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

Board of Directors

Trump Hotels & Casino Resorts, Inc.:

We have audited the accompanying consolidated balance sheets of Trump Hotels & Casino Resorts, Inc. as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. Our audit also included the 2002 and 2003 financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements and schedule of Trump Hotels & Casino Resorts, Inc. for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and schedule in their report dated March 13, 2002.

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

In our opinion, the 2002 and 2003 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trump Hotels & Casino Resorts, Inc. at December 31, 2002 and 2003, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has experienced increased competition, has incurred recurring operating losses and has a working capital deficit at December 31, 2003. The Company is working on various alternatives to improve the Company’s financial resources which are also described in Note 1. Absent the successful completion of one of these alternatives, the Company’s operating results will increasingly become uncertain. These conditions raise substantial doubt about the Company’s ability to continue as a going concern; however, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

January 31, 2004, except for

Note 13, as to which the

date is February 12, 2004

The following report of Arthur Andersen LLP is a copy of a previously issued report that has not been issued by Arthur Andersen LLP. The report of Ernst & Young LLP included in this Form 10-K relates to the years ended December 31, 2002 and 2003. Consequently, for the purposes of this form 10-K, the following report of Arthur Andersen LLP, which is the most recently issued report, relates to the year ended December 31, 2001.

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

/s/    Arthur Andersen LLP

Roseland, New Jersey

March 13, 2002

TRUMP HOTELS & CASINO RESORTS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 and 2003

(in thousands, except share data)

	2002	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$116,072	$95,672
Trade receivables, net of allowances for doubtful accounts of $18,028 and $17,928, respectively	31,479	31,376
Accounts receivable, other	6,316	6,666
Inventories	11,922	11,749
Advances to affiliates, net	337	—
Prepaid expenses and other current assets	11,748	11,689

Total current assets	177,874	157,152

INVESTMENT IN BUFFINGTON HARBOR, L.L.C.	31,842	29,743
INVESTMENT IN TRUMP’S CASTLE PIK NOTES	124,053	—
PROPERTY AND EQUIPMENT :
Land and land improvements	265,063	266,059
Buildings and building improvements	1,728,999	1,736,634
Riverboat	34,239	34,240
Furniture, fixtures and equipment	378,634	430,250
Leasehold improvements	13,367	13,304
Construction in progress	15,239	10,830

	2,435,541	2,491,317
Less—accumulated depreciation and amortization	(649,485)	(735,583)

Net property and equipment	1,786,056	1,755,734

DEFERRED BOND AND LOAN ISSUANCE COSTS, net of accumulated amortization of $45,479 and $44,280, respectively	15,105	26,497
OTHER ASSETS	61,199	62,307

TOTAL ASSETS	$2,196,129	$2,031,433

LIABILITIES and STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$19,911	$29,399
Accounts payable	32,848	44,846
Accrued payroll	32,197	23,879
Accrued interest payable	28,860	30,040
Due to affiliates, net	—	2,230
Self insurance reserves	10,404	11,607
Other current liabilities	48,530	62,051

Total current liabilities	172,750	204,052
NON-CURRENT LIABILITIES:
Long-term debt, net of current maturities	1,896,296	1,781,498
Long-term debt, related parties	16,730	15,425
Other long-term liabilities	28,019	24,881

TOTAL LIABILITIES	2,113,795	2,025,856

MINORITY INTEREST	5,061	—
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common Stock, $.01 par value, 75,000,000 shares authorized, 32,101,493 issued; 22,010,027 and 29,904,764 outstanding in 2002 and 2003, respectively	242	321
Class B Common Stock, $.01 par value, 1,000 shares authorized, issued and outstanding in 2002 and 2003, respectively	—	—
Additional paid-in capital	455,645	470,566
Accumulated deficit	(357,819)	(445,110)
Accumulated other comprehensive loss	(595)	—
Less—treasury stock, 2,196,729 shares of THCR common stock at cost	(20,200)	(20,200)

TOTAL STOCKHOLDERS’ EQUITY	77,273	5,577

TOTAL LIABILITIES and STOCKHOLDERS’ EQUITY	$2,196,129	$2,031,433

See accompanying notes.

TRUMP HOTELS & CASINO RESORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 and 2003

(in thousands, except share data)

	2001	2002	2003
REVENUES:
Gaming	$1,239,530	$1,276,301	$1,218,318
Rooms	82,109	81,752	78,941
Food and beverage	130,854	128,005	125,353
Management fees	—	2,710	3,931
Other	37,800	39,975	38,389

Gross revenues	1,490,293	1,528,743	1,464,932
Less—Promotional allowances	(314,002)	(299,708)	(303,486)

Net Revenues	1,176,291	1,229,035	1,161,446

COSTS AND EXPENSES:
Gaming	588,745	578,776	570,825
Rooms	30,689	31,985	30,287
Food and beverage	44,540	46,642	46,695
General and administrative	254,001	270,833	274,764
General and administrative - related party	4,952	6,416	2,096
Depreciation and amortization	73,870	83,734	94,406
Debt renegotiation costs	—	3,282	2,951

	996,797	1,021,668	1,022,024

Income from operations	179,494	207,367	139,422

NON-OPERATING INCOME (EXPENSE):
Interest income	3,772	1,949	1,531
Interest expense	(220,061)	(221,048)	(225,867)
Interest expense - related party	(572)	(1,683)	(2,654)
Gain on debt refinancing, net	—	—	2,892
Other non-operating income	420	1,962	25

	(216,441)	(218,820)	(224,073)

Loss before equity in loss from Buffington Harbor, L.L.C., provision for income taxes and minority interest	(36,947)	(11,453)	(84,651)
Equity in loss from Buffington Harbor, L.L.C.	(2,808)	(2,448)	(2,396)

Loss before income taxes and minority interest	(39,755)	(13,901)	(87,047)
Provision for income taxes	(150)	(4,968)	(5,305)

Loss before minority interest	(39,905)	(18,869)	(92,352)
Minority interest	14,593	6,900	5,061

NET LOSS	$(25,312)	$(11,969)	$(87,291)

SHARE DATA:
Basic and diluted loss per share	$(1.15)	$(0.54)	$(3.39)

Weighted average number of shares outstanding - basic and diluted	22,010,027	22,010,027	25,773,545

See accompanying notes.

TRUMP HOTELS & CASINO RESORTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 and 2003

(in thousands, except share data)

	Common Stock Amount	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders Equity
Balance, December 31, 2000	$242	$455,645	$(320,538)	$—	$(20,200)	$115,149
Comprehensive loss:
Net loss.			(25,312)			(25,312)
Change in value of interest rate swap, net of minority interest				(235)		(235)

Total comprehensive loss						(25,547)

Balance, December 31, 2001	242	455,645	(345,850)	(235)	(20,200)	89,602
Comprehensive loss:
Net loss			(11,969)			(11,969)
Change in value of interest rate swap, net of minority interest				(360)		(360)

Total comprehensive loss						(12,329)

Balance, December 31, 2002	242	455,645	(357,819)	(595)	(20,200)	77,273
Issuance of Common Stock	79	14,921				15,000
Comprehensive loss:
Net loss			(87,291)			(87,291)
Termination of interest rate swap in connection with debt refinancing, net of minority interest				595		595

Total comprehensive loss						(86,696)

Balance, December 31, 2003	$321	$470,566	$(445,110)	$—	$(20,200)	$5,577

See accompanying notes.

TRUMP HOTELS & CASINO RESORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(in thousands)

	2001	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,312)	$(11,969)	$(87,291)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Gain on debt refinancing, net	—	—	(2,892)
Issuance of debt in satisfaction of accrued interest	17,368	17,805	10,478
Interest income Castle-PIK notes	(15,839)	(18,113)	(6,177)
Depreciation and amortization	73,870	83,734	94,406
Minority interest in net loss	(14,593)	(6,900)	(5,061)
Accretion of discount on mortgage notes and amortization of loan costs	12,833	16,213	10,681
Provisions for losses on receivables	7,490	8,974	6,465
Equity in loss of Buffington Harbor L.L.C.	2,808	2,448	2,396
Valuation allowance - CRDA investments	6,237	14,806	9,193
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(2,423)	2,108	(6,712)
Decrease (increase) in inventories	665	(264)	173
Decrease (increase) in advances to affiliates, net	2,542	(354)	2,567
Decrease (increase) in other current assets	1,154	(3,525)	1,262
(Increase) decrease in other assets	(4,707)	974	(2,206)
(Decrease) increase in accounts payable, accrued expenses, and other current liabilities	(6,047)	(24,972)	18,363
Increase (decrease) in accrued interest payable	8,613	(9,720)	1,180
(Decrease) increase in other long-term liabilities	(7,172)	1,975	(1,593)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	57,487	73,220	45,232

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(14,982)	(35,366)	(26,323)
Purchase of CRDA investments, net	(14,045)	(14,413)	(12,552)
Investment in Buffington Harbor L.L.C.	(112)	(401)	(297)
(Advances) repayments of note receivable	(3,535)	3,535	—

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(32,674)	(46,645)	(39,172)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed capital	—	—	15,000
Debt issuance costs	(4,168)	(2,302)	(21,677)
Debt payments	(35,401)	(102,619)	(487,819)
Proceeds from borrowings	38,500	75,245	468,036

NET CASH FLOWS USED IN FINANCING ACTIVITIES	(1,069)	(29,676)	(26,460)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,744	(3,101)	(20,400)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	95,429	119,173	116,072

CASH AND CASH EQUIVALENTS AT END OF YEAR	$119,173	$116,072	$95,672

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$197,324	$216,180	$211,288
Cash paid for income taxes	—	602	732
Equipment purchased under capital leases	20,373	32,731	37,267
Accumulated other comprehensive (loss) gain	(235)	(360)	595

See accompanying notes.

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

(1)	Organization and Operations

The accompanying consolidated financial statements include those of Trump Hotels & Casino Resorts, Inc. (“THCR” or “Company”), a Delaware corporation, and Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership (“THCR Holdings”), and its subsidiaries. THCR Holdings is an entity which is currently owned approximately 63.4% by THCR as both a general and limited partner, and approximately 36.6% by Donald J. Trump (“Trump”), as a limited partner. Trump’s limited partnership interest in THCR Holdings represents his economic interests in the assets and operations of THCR Holdings. Such limited partnership interest is convertible at Trump’s option into 13,918,723 shares of THCR’s common stock, par value $0.01 per share (the “THCR Common Stock”) (subject to certain adjustments), and if converted, would give Trump ownership of 54.5% of the THCR Common Stock (including his current share ownership) or 56.3% (assuming currently exercisable options held by Trump were exercised). Trump’s limited partnership interests are represented by 1,000 shares of THCR’s Class B common stock, par value $0.01 per share (the “Class B Common Stock”). The Class B Common Stock has the voting equivalency of 13,918,723 shares of THCR Common Stock, and generally votes on all matters with the THCR Common Stock as a single class. The Class B Common Stock are redeemable at par to the extent that Trump converts his limited partnership interests in THCR Holdings. Accordingly, the accompanying consolidated financial statements include those of THCR and its 63.4% owned subsidiary, THCR Holdings, and the wholly-owned subsidiaries of THCR Holdings:

•	Trump Atlantic City Associates (“Trump AC”) and its subsidiaries: Trump Taj Mahal Associates (“Taj Associates”), Trump Plaza Associates (“Plaza Associates”), Trump Atlantic City Funding, Inc. (“Trump AC Funding”), Trump Atlantic City Funding II, Inc. (“Trump AC Funding II”), Trump Atlantic City Funding III, Inc. (“Trump AC Funding III”), Trump Atlantic City Corporation (“TACC”), and Trump Casino Services, L.L.C. (“Trump Services”), which discontinued operations upon merger into Taj Associates on December 31, 2000. Taj Associates owns and operates the Trump Taj Mahal Casino Resort (the “Trump Taj Mahal”), located on the northern part of Atlantic City’s Boardwalk. Taj Associates was acquired by THCR Holdings on April 17, 1996. Plaza Associates owns and operates the Trump Plaza Hotel and Casino (“Trump Plaza”), located at the center of the Boardwalk in Atlantic City, New Jersey.

•	Trump Casino Holdings, LLC (“TCH”) and its subsidiaries (collectively the “TCH Subsidiaries”): Trump Marina Associates, LP (“Marina Associates”), formerly named Trump’s Castle Associates, L.P. (“Castle Associates”); Trump Marina, Inc., formerly named Trump’s Castle Hotel & Casino, Inc.; Trump Indiana, Inc. (“Trump Indiana”); THCR Management Services, L.L.C. (“THCR Management”); THCR Management Holdings, L.L.C.; Trump Casino Funding, Inc. (“TCF”) and Trump Indiana Realty, LLC. Marina Associates owns and operates Trump Marina Hotel Casino (“Trump Marina”) located in Atlantic City’s marina district. Trump Indiana owns and operates a riverboat gaming facility at Buffington Harbor, on Lake Michigan in Gary, Indiana (the “Indiana Riverboat”). THCR Management manages Trump 29 Casino (“Trump 29”) located near Palm Springs, California, pursuant to a five-year management agreement (the “Trump 29 Management Agreement”) with the Twenty-Nine Palms Enterprise Corporation (“Twenty-Nine Palms”), a corporation wholly-owned by the Twenty-Nine Palms Band of Luiseno Mission Indians, a federally recognized Native American Tribe and owner of Trump 29 (the “Tribe”). TCH was capitalized in March 2003; Marina Associates, Trump Marina, Inc., Trump Indiana, THCR Management, THCR Management Holdings, L.L.C. (the sole member of THCR Management) and Trump Indiana Realty, LLC became wholly-owned subsidiaries of TCH on March 25, 2003, pursuant to a corporate reorganization approved by the Board of Directors of THCR.

•	Trump Hotels & Casino Resorts Funding, Inc. (“THCR Funding”); and

•	THCR Enterprises, L.L.C. (“THCR Enterprises”).

THCR’s assets consist primarily of its limited and general partnership interest in THCR Holdings. THCR’s consolidated long-term debt of approximately $1,800,000,000, consists of Trump AC’s 11.25% First Mortgage Notes due 2006,( the “Trump AC Mortgage Notes”) (approximately $1,300,000,000 outstanding at December 31, 2003). Also included are TCH’s 11.625% First Priority Mortgage Notes due 2010, and TCH’s 17.625% Second Mortgage Notes due 2010, ($404,605,000 and $66,842,000, respectively, outstanding at December 31, 2003), referred to collectively as the “TCH Notes”. The Trump AC Mortgage Notes are guaranteed by TACC, Taj Associates and Plaza Associates, and are secured by substantially all of the fixed and other assets of such entities on a first priority basis. The TCH Notes are guaranteed by the TCH Subsidiaries (other than TCF which is a co-issuer of the TCH Notes) and are secured by substantially all of the fixed and other assets of such entities on a first priority basis. The Trump AC Mortgage Notes and the TCH Notes are not cross-collateralized and an Event of Default under one of the debt issues does not constitute an Event of Default under the other. See Note (3).

        THCR has no operations, except for its ownership, through THCR Holdings and its subsidiaries, of Taj Associates, Plaza Associates, Marina Associates, Trump Indiana and the management of Trump 29. The majority of THCR’s revenues are derived from its gaming operations. Competition in the Atlantic City and Indiana casino markets is intense and management believes that this competition will continue as more casinos are opened and new entrants into the gaming industry become operational. THCR, through THCR Holdings and its subsidiaries, is the exclusive vehicle through which Trump engages in new gaming activities in emerging or established gaming jurisdictions. The Company views each casino property as an operating segment and all such operating segments have been aggregated into one reporting segment. Each casino property derives its revenues from casino operations, room rentals, food and beverage sales and entertainment revenue.

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

The Company has incurred recurring operating losses which totaled $25.3 million, $12.0 million, and $87.3 million during the years ended December 31, 2001, 2002, and 2003, respectively and has a working capital deficit of $46.9 million at December 31, 2003. The recurring operating losses are primarily the result of substantial debt service obligations on outstanding indebtedness. In 2004, the Company’s debt service obligation is approximately $225 million. Additionally, the Company has experienced increased competition and other challenges in its markets. Due to these factors, the Company has not been able to expand its operations or reinvest in the maintenance of its owned properties at desired levels. Furthermore, the Company does not currently have any short-term borrowing capacity available. Although the Company anticipates that it will have sufficient funds on hand to provide for the scheduled debt service obligations on its outstanding indebtedness during 2004, there can be no assurances such funds will be available.

As a result of these factors, management has reviewed various financing alternatives. As discussed in Note 13, the Company announced that it has entered into an exclusivity agreement with DLJ Merchant Bankers III, L.P. (“DLJMB”) in connection with a proposed $400 million equity investment by DLJMB to sponsor a comprehensive recapitalization of the Company. On the same date as the announcement of the Potential Recapitalization, certain credit agencies downgraded certain of the Company’s indebtedness. The Potential Recapitalization is contingent upon a variety of factors. No assurances can be made that the Potential Recapitalization will occur, or if it does occur, that it will occur on terms acceptable to the Company to allow the Company to meet its obligations as they become due. Additionally, management has implemented programs to obtain cash flow savings and will continue to attempt to implement such programs in the upcoming year if the Potential Recapitalization does not occur. These programs include labor savings through increased automation of the Company’s slot machine product on the gaming floor and the further reduction of planned capital expenditures and maintenance programs. However, there can be no assurances that these programs will be successful for any protracted period of time. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty or the comprehensive recapitalization.

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

Promotional Allowances

The retail value of accommodations, food, beverage and other services provided to patrons without charge is included in gross revenues and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in gaming costs and expenses in the accompanying consolidated statements of operations and consist of:

	2001	2002	2003
Rooms	$29,026,000	$27,105,000	$29,004,000
Food and beverage	78,569,000	73,551,000	72,477,000
Other	8,852,000	6,653,000	6,290,000

	$116,447,000	$107,309,000	$107,771,000

Promotional allowances also include volume based cash rebates and coin given to patrons.

Cash discounts based upon a negotiated amount with each patron are recognized as a promotional allowance on the date the related revenue is recorded. Cash-back program awards that are given to patrons based upon earning points for future awards are accrued as the patron earns the points. The amount is recorded as a reduction of revenue in the statement of operations. When estimating the amount of the accrual, the Company calculates a redemption rate based upon historical redemption rates.

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

The Company offers its patrons other incentive programs. These programs are monthly gifts and other promotional items. Management elects the type of gift and person to whom it will be given. Since these awards are not cash awards, the Company records them as gaming expenses in its statement of operations. Such amounts are expensed on the date the award can be utilized by the patron.

Statements of Cash Flows

For purposes of the statements of cash flows, cash and cash equivalents include hotel and casino funds, funds on deposit with banks and temporary investments purchased with a maturity of three months or less.

Inventories

Inventories of provisions and supplies are carried at the lower of cost (weighted average) or market value.

Property and Equipment

Property and equipment is carried at cost and is depreciated on the straight-line method using rates based on the following estimated useful lives:

Buildings and building improvements	40 years
Riverboat	30 years
Furniture, fixtures and equipment	2-10 years
Leasehold improvements	4-40 years

Depreciation expense also includes amortization of assets under capital lease obligations.

Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, management assesses the carrying values of the Company’s assets when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from the estimated future cash flows expected to result from its use. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effect of demand, competition and other economic factors. In circumstances where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the asset. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the operating unit level, which for most of our assets is the individual casino. In estimating the fair value of an asset, management utilizes the prices of similar assets and the results of other valuation techniques. The Company does not believe that any such changes have occurred.

Investment in Buffington Harbor Riverboats, L.L.C.

THCR accounts for its investment in the Buffington Harbor Riverboats, L.L.C. (“BHR”) (a 50% joint venture between Trump Indiana and the Majestic Star Casino, L.L.C. (“Barden”)) under the equity method of accounting. Trump Indiana and Barden formed BHR and entered into an agreement (the “BHR Agreement”) relating to the joint ownership, development and operation of all common land-based and waterside operations in support of each of Trump Indiana’s and Barden’s separate riverboat casinos at Buffington Harbor. Trump Indiana and Barden are equally responsible for the operating expenses of the common land-based facilities at the site. There can be no assurance that Trump Indiana and/or Barden will be able to fund their respective share of future capital contributions or operating expenses.

In accordance with the BHR Agreement, Trump Indiana and Barden pay berthing and other fees in an amount to cover the operating expenses of BHR. Berthing fees and other fees paid are included in general and administrative expenses in the accompanying statements of operations. As of December 31, 2002, BHR had amounts due to Trump Indiana of $378,000. As of December 31, 2003, Trump Indiana had approximately $2,189,000 due to BHR.

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

Selected financial information of BHR is as follows:

	December 31,
	2002	2003
Cash	$50,505	$82,639
Total current assets	$441,535	$5,095,856
Property, plant and equipment, net	$65,616,042	$61,881,975
Total assets	$66,165,991	$67,079,079
Total current liabilities	$2,499,369	$7,223,402
Total liabilities	$2,499,369	$7,611,893
Total members’ equity	$63,666,622	$59,467,186

	Year Ended December 31,
	2001	2002	2003
Gross Revenues	$16,468,581	$16,095,365	$18,434,627
Operating Loss	$(5,981,620)	$(4,794,560)	$(4,785,459)
Net Loss	$(5,595,475)	$(4,848,863)	$(4,790,868)

In September 2000, Buffington Harbor Parking Associates (“BHPA”) was formed as a joint venture between Trump Indiana and Barden for the purpose of constructing and operating a parking garage. The estimated cost of the parking garage, including the land, was approximately $25,000,000.

BHPA separately leases the parking garage to each of (i) Trump Indiana pursuant to a parking lease, dated June 19, 2001 (the “Trump Indiana Garage Lease”), and (ii) Barden under a substantially identical lease agreement. The term of the Trump Indiana Garage Lease is until December 31, 2018. The initial rent installment, paid by Trump Indiana for the Trump Indiana Garage Lease, was approximately $8,800,000, which is being amortized on a straight-line basis over the term of the lease. In addition, Trump Indiana is obligated to pay BHPA a monthly rent equal to (i) 50% of BHPA’s debt service on the $17,100,000 financing (the “Financing”) to build the parking garage and (ii) 50% of any construction costs incurred by BHPA in excess of the net proceeds of the Financing. In the event either lessee defaults on its rental obligation under its garage lease with BHPA, the other party will be obligated to pay rent in an amount sufficient to satisfy 100% of BHPA’s debt service obligations on the Financing. Rent expense for the year ended December 31, 2002 and 2003 was $829,000 and $3,120,000, respectively. No rent expense was incurred in 2001 as the parking garage was completed in 2002.

Deferred Financing Costs

Financing costs, including underwriters’ discounts and direct transactional fees (including accounting, legal and printing), associated with the issuance of debt have been capitalized as deferred bond and loan issuance costs in the accompanying balance sheet and are being amortized to interest expense over the terms of the related debt. For costs incurred related to refinancing efforts no longer pursued and transactional fees earned by employees upon the successful completion of a debt refinancing, such amounts are expensed as incurred.

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

Advertising Expense

The Company expenses advertising costs as they are incurred. Advertising expense was $12,022,000, $11,704,000 and $11,675,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities under Statement on Auditing Standards (“SAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of FASB Statement No. 133.” The Company recognizes derivatives on the balance sheet at fair value.

It is the policy of the Company to identify, on a continuing basis, the need for debt capital, and evaluate the financial risk inherent in funding the Company with debt capital. Reflecting the results of this ongoing review, the debt portfolio and hedging program of the Company is managed with the objective and intent to reduce the interest rate risk of the debt in accordance with certain debt management parameters. The Company enters into interest rate swap agreements to change the fixed/variable rate debt within the parameters established by management. In accordance with these parameters, the agreements are used to reduce interest rate risks and costs inherent in the Company’s debt portfolio. Accordingly, at December 31, 2002, the Company had an interest rate swap agreement to effectively convert variable-rate debt to fixed-rate debt. During 2003, in connection with the Company’s debt refinancing (see Note 3), the Company paid off this debt and terminated the related interest rate swap (which resulted in a charge to interest expense of $938,000).

Accumulated Other Comprehensive Income

SAS No. 130, “Reporting Comprehensive Income,” established the concept of comprehensive income. Comprehensive income is defined as net income plus revenue, expenses, gains and losses, that under generally accepted accounting principles, is comprised of changes in the fair value of derivatives and hedging instruments designated as cash flow hedges. The Company’s accumulated other comprehensive income is presented in the consolidated statement of stockholders’ equity.

Stock-based Compensation Plans

THCR has stock-based employee compensation plans, which are described more fully in Note 8. The Company applies the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for those plans. For stock options, no compensation expense is reflected in net income as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, “Accounting for Stock-Based Compensation,” and has been determined as if the Company had accounted for its stock plans under the fair value method of SFAS No. 123. Pro forma results are not necessarily indicative of the pro forma results for any future period. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Year Ended December 31,
	2001	2002	2003
Net loss as reported	$(25,312,000)	$(11,969,000)	$(87,291,000)
Deduct total stock-based compensation expense determined under fair value method of all awards, net of tax	(558,000)	(680,000)	(348,000)

Pro forma net loss	$(25,870,000)	$(12,649,000)	$(87,639,000)

Basic and diluted loss per-share as reported	$(1.15)	$(0.54)	$(3.39)

Basic and diluted loss per-share pro forma	$(1.18)	$(0.57)	$(3.40)

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

Basic and Diluted Loss Per Share

Basic earnings (loss) per share is based on the weighted average number of shares of THCR Common Stock outstanding. Diluted earnings per share includes the impact of common stock options using the treasury stock method unless such options are anti-dilutive. The shares of THCR’s Class B Common Stock owned by Trump have no economic interest and therefore are not considered in the calculation of weighted average shares outstanding. The 13,918,723 shares of THCR Common Stock issuable upon the conversion of Trump’s limited partnership interest in THCR Holdings are excluded in the calculation of earnings (loss) per share since they would be anti-dilutive.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June15, 2002. The effect of adoption had no impact on the Company’s financial results.

Effective January 1, 2003, the Company adopted the FASB’s Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including roll-forward of the entity’s product warranty liabilities. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. Adoption of this interpretation has no material impact on the Company’s consolidated financial position, consolidated results of operations, or liquidity.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB 51”. The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise ( the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) Special-purpose entities (“SPEs”) created prior to February 1, 2003- the company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003; (ii) Non-SPEs created prior to February 1, 2003- the company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004; and (iii) All entities, regardless of whether an SPE, that were created subsequent to January 31, 2003- the provisions of FIN 46 were applicable for variable interests in entities obtained after January 1, 2003. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 1, 2003 did not have a material impact on the Company’s consolidated financial position, consolidated results of operations, or liquidity. The Company is currently evaluating the impact of adopting FIN 46-R applicable to Non-SPEs created prior to February 1, 2003 but does not expect a material impact.

Other Assets

Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City. As of December 31, 2002 and 2003, other assets include $8,014,000, which Plaza Associates believes will be recoverable on the settlement of the appeal.

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

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

Minority Interest

Minority interest represents the 36.6% limited partner interest held by Trump. The minority interest liability in the consolidated balance sheet is adjusted with the proportionate share of the earnings (losses) of THCR. During the quarter ended March 31, 2003, the minority interest liability was completely eliminated through past losses. Consequently, losses will no longer be allocated to minority interest.

Reclassifications

Certain reclassifications and disclosures have been made to the prior year financial statements in order to conform to the current year presentation.

(2)	Long-Term Debt

Long-term debt consists of the following:

	December 31, 2002	December 31, 2003
Trump AC and Trump AC Funding 11.25% First Mortgage Notes, due 2006 (a)	$1,200,000,000	$1,200,000,000
Trump AC and Trump AC Funding II 11.25% First Mortgage Notes, due 2006, net of unamortized discount of $841,000 and $554,000, respectively (b)	74,159,000	74,446,000
Trump AC and Trump AC Funding III 11.25% First Mortgage Notes due 2006, net of unamortized discount of $412,000 and $271,000, respectively (b)	24,588,000	24,729,000
THCR Holdings 15.5% Senior Secured Notes due 2005 (c)	109,500,000	—
Marina Associates 11.75% Mortgage Notes due 2003, net of unamortized discount of $7,054,000 (d)	235,087,000	—
Marina Associates Pay-In-Kind 13.875% Notes (Castle PIK Notes) due 2005, net of unamortized discount of $4,089,000 (e)	152,063,000	—
TCH and TCF 11.625% First Mortgage Notes due 2010, net of unamortized discount of $20,395,000 (f)	—	404,605,000
TCH and TCF 17.625% Second Mortgage Notes due 2010(f)	—	66,842,000
Marina Associates Term Credit Facility (g)	70,000,000	—
Trump Indiana Notes (h)	21,891,000	—
Other notes payable (i)	45,649,000	55,700,000

	1,932,937,000	1,826,322,000
Less - current maturities	(19,911,000)	(29,399,000)

	$1,913,026,000	$1,796,923,000

(a)	In April 1996, Trump AC and Trump AC Funding issued $1,200,000,000 principal amount of 11.25% First Mortgage Notes due May 1, 2006 (the “TAC I Notes”). Interest on the TAC I Notes is due semiannually. The TAC Notes are guaranteed as to payment of principal and interest, jointly and severally, by Taj Associates, Plaza Associates, Trump AC and all future subsidiaries of Trump AC (other than Trump AC Funding). The TAC I Notes are jointly and severally secured by mortgages representing a first lien and security interest on substantially all the assets of Taj Associates and Plaza Associates. The indenture pursuant to which the TAC I Notes were issued restricts the ability of Trump AC and its subsidiaries to make distributions or to pay dividends, as the case may be, unless certain financial ratios are achieved. In addition, the ability of Taj Associates and Plaza Associates to make payments of dividends or distributions (except for payment of interest) through Trump AC to THCR Holdings may be restricted by the New Jersey Casino Control Commission (the “CCC”).

(b)	In December 1997, Trump AC and Trump AC Funding II issued $75,000,000 principal amount of 11.25% First Mortgage Notes due May 1, 2006 (the “TAC II Notes”). In December 1997, Trump AC and Trump AC Funding III issued $25,000,000 principal amount of 11.25 % First Mortgage Notes due May 1, 2006 (the “TAC III Notes” and together with the TAC I Notes and TAC II Notes, the “Trump AC Mortgage Notes” ).

(c)	During 2003, the THCR Holdings Senior Notes were redeemed with the net proceeds of the TCH Notes Offering or otherwise acquired. See Note 3(f)

(d)	In November 1993, Marina Associates and Trump’s Castle Funding, Inc. (“Castle Funding”) issued $242,141,000 principal amount of 11.75% First Mortgage Notes due November 1, 2003 (the “Castle Mortgage Notes”). During 2003, the Castle Mortgage Notes were redeemed with the net proceeds of the TCH Notes Offering. See Note 3(f).

(e)

The Castle PIK Notes bore interest, payable at Castle Funding’s option, in whole or in part in cash and through the issuance of additional Castle PIK Notes, semiannually at the rate of 13.875% through November 15, 2003. On May 21, 1996, THCR Holdings acquired approximately 90% of the outstanding Castle PIK Notes for approximately $38,700,000, in exchange for

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

which THCR Holdings received an aggregate of approximately $59,300,000 of Castle PIK Notes. THCR Holdings recorded its investment in the Castle PIK Notes at cost, plus accrued interest, in the accompanying balance sheet. During 2003, the Castle PIK Notes were redeemed with the net proceeds of the TCH Notes Offering, excluding $141,900,000 principal amount held by THCR Holdings which were cancelled without payment. See Note 3(f).

(f)	On March 25, 2003, TCH and TCF consummated a private placement (the “ TCH Notes Offering”) of two new issues of mortgage notes consisting of: (i) $425,000,000 principal amount of first priority mortgage notes due March 15, 2010, bearing interest at a rate of 11.625% per year payable in cash, sold at a price of 94.832% of their face amount for an effective yield of 12.75%, (the “TCH First Priority Mortgage Notes”), and (ii) $50,000,000 principal amount of second priority mortgage notes due September 15, 2010, bearing interest at a rate of 11.625% per year payable in cash, plus 6.0 % through the issuance of payable-in-kind notes (the “TCH Second Priority Mortgage Notes”, and together with the First Priority Mortgage Notes, the “ TCH Notes”).

In connection with the TCH Notes Offering, Donald J. Trump purchased in a concurrent private offering, $15,000,000 aggregate principal amount of additional TCH Second Priority Mortgage Notes at the same purchase price at which the initial purchasers purchased the TCH Second Priority Mortgage Notes.

The net proceeds of the TCH Notes Offering and the concurrent private offering of TCH Second Priority Mortgage Notes to Donald J. Trump were used on the consummation date of the TCH Notes Offering or the applicable redemption date to:

•	redeem at the applicable redemption prices $242.1 million aggregate principal amount of the Castle Mortgage Notes;

•	repay $70.0 million aggregate principal amount of Marina Associates’ bank debt due 2003;

•	redeem at the applicable redemption prices $14.3 million principal amount of the Castle PIK Notes;

•	repay $20.3 million aggregate principal amount of Trump Indiana’s bank debt due 2006;

•	acquire and redeem at the applicable redemption prices $96.9 million aggregate principal amount of the THCR Holdings Senior Notes; and

•	repay $0.2 million aggregate principal amount of THCR Management’s bank debt due 2003.

Also, in connection with the TCH Notes Offering, $141.9 million principal amount of the Castle PIK Notes and $35.5 million principal amount of THCR Holdings Senior Notes held by THCR Enterprises and THCR Holdings, respectively, were cancelled without payment.

Included in the $96.9 million principal amount (including call premium) of THCR Holdings Senior Notes purchased with the net proceeds of the TCH Notes Offering, $1.7 million principal amount of THCR Holdings Senior Notes were held by Trump. THCR Holdings also acquired an additional $15.0 million principal amount of THCR Holdings Senior Notes on the closing date of the TCH Notes Offering in a private transaction with Donald J. Trump. The purchase price of the aggregate $16.7 million principal amount of THCR Holdings Senior Notes acquired from Trump consisted of the proceeds from the issuance of 1,500 shares of Series A Preferred Stock, par value $1.00 per share, of THCR valued at $15.0 million, plus a cash amount equal to $1.7 million plus the applicable redemption premium of 2.583% (approximately $430,000) and accrued interest of approximately $700,000 on the entire $16,730,000 principal amount of THCR Holdings Senior Notes sold by Trump. The Series A Preferred Stock of THCR, upon stockholder approval obtained at the annual stockholders’ meeting on June 12, 2003, were exchanged by Trump on July 11, 2003 for an aggregate of 7,894,737 shares of THCR Common Stock.

Financing costs, including underwriters’ discounts of 2.5% to the purchasers of the TCH First Priority Mortgage Notes and 10% to the purchasers of the TCH Second Priority Mortgage Notes and direct transactional fees (including accounting, legal and printing), have been capitalized as deferred bond and loan issuance costs in the accompanying balance sheet and are being amortized to interest expense over the term of the debt.

In connection with the refinancing, THCR recognized a net gain of $2.9 million, which consists of a net gain of $10.5 million on the retirement of the Castle Mortgage Notes and the Castle PIK Notes, a $2.8 million call premium on the retirement of THCR Holdings Senior Notes, the settlement of Trump Indiana’s interest rate swap for $0.9 million and the write-off of unamortized loan costs of approximately $3.9 million.

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

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

Also, TCH and TCF filed a registration statement on Form S-1 (File No.: 333-105760) with the SEC to register for potential resale $15.0 million principal amount of Second Priority Notes purchased by Trump concurrently with the TCH Notes Offering. The SEC declared the registration statement effective on August 6, 2003. Trump has advised the Company that he does not currently have any intentions of selling his Second Priority Notes.

The interest rate on the TCH First Priority Mortgage Notes will increase by 0.5 % per annum if TCH’s First Priority Leverage Ratio for any fiscal year, commencing with the year ended December 31, 2003, exceeds 4.8 to 1.0, and by 1.0 % per annum if the First Priority Leverage Ratio exceeds 5.3 to 1.0. Similarly, the rate of interest payable in cash on the TCH Second Priority Mortgage Notes will increase by 0.5% per annum or 1.0% per annum if the First Priority Leverage Ratio for any fiscal year, commencing with the year ended December 31, 2003, exceeds 4.8 to 1.0 or 5.3 to 1.0, respectively. For these purposes, the term “First Priority Leverage Ratio” for any year is defined generally as the ratio of (a) the total outstanding principal amount of the TCH First Priority Mortgage Notes (plus other indebtedness, if any, ranking pari passu with the TCH First Priority Mortgage Notes) as of December 31, of such year to (b) the Consolidated EBITDA of TCH without duplication, the sum of consolidated net income, plus consolidated tax expense, plus consolidated depreciation and amortization expense, plus consolidated fixed charges and non-cash charges related to regulatory write downs for the year.

The First Priority Leverage Ratio for the year ended December 31, 2003 resulted in an increase in the interest rates on the TCH Notes of 1.0%. Such increase is effective from and after March 15, 2004 to March 14, 2005, at which point the rates of interest payable on the TCH Notes would be restored to their original levels, unless the TCH First Priority Leverage Ratio computation for 2004 results in an increase.

The Company can redeem the TCH Notes at the redemption prices for the fiscal period beginning March 15 as indicated in the below table:

	TCH NOTES
	First Priority	Second Priority

2007	108.719%	108.719%

2008	104.359%	104.359%

2009 and thereafter	100.000%	100.000%

Notwithstanding the foregoing paragraph, at any time prior to March 15, 2006, the Company may on one or more occasions redeem up to 35% of the aggregate principal amount of the TCH First Priority Mortgage Notes and up to 35% of the aggregate principal amount of the TCH Second Priority Mortgage Notes at a redemption price of 111.625 % with the net cash proceeds of any equity offering as defined in the indentures governing the TCH Notes.

The indentures governing the TCH Notes contain various restrictions including the ability of TCH (and mostly all of its subsidiaries) to incur additional debt, pay dividends, issue stock or repurchase stock, make capital expenditures, or merge with another entity. The TCH Notes are guaranteed by each of the subsidiaries of TCH (other than TCF which is one of the issuers) fully and unconditionally and on a senior secured basis. Substantially all assets of TCH and its subsidiaries are pledged as security on the TCH Notes.

(g)	On June 12, 2002, Marina Associates entered into a $70,000,000 term credit facility (the “Term Credit Facility”) which was to mature on November 1, 2003 and bore interest at a rate based on the Eurodollar rate (LIBOR based) (6.9375% as of December 31, 2002). The Term Credit Facility was repaid with the net proceeds of the TCH Notes Offering during 2003. See Note 3(f).

(h)	On April 27, 2001, Trump Indiana entered into a loan agreement with a bank group for $27,500,000. On March 25, 2003, this debt was repaid and the interest rate swap terminated with the net proceeds of the TCH Notes Offering. See Note 3(f).

(i)	Mortgage notes payable, bridge loan and capitalized lease obligations with interest rates ranging from 0.9% to 18.2%. The notes and lease obligations are due at various dates between 2004 and 2007 and are secured by underlying real property or equipment. Included in this amount is a 24 month loan agreement at 4.25% entered into on May 30, 2003, by Trump Indiana, Inc. with a bank for $5,000,000. Proceeds from the loan were used to purchase slot equipment which secures the loan.

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

Future minimum payments under capital leases are as follows:

2004	$28,517,000
2005	20,589,000
2006	5,894,000
2007	536,000
2008	—

Total minimum payments	55,536,000
Less - amount representing interest	(5,022,000)

Present value of minimum lease payments	$50,514,000

The aggregate maturities of long-term debt, including capital leases, as of December 31, 2003 are as follows:

2004	$29,399,000
2005	20,087,000
2006	1,305,701,000
2007	513,000
2008	—
Thereafter	491,842,000

$1,847,542,000

The various debt agreements restrict the ability of THCR Holdings and its subsidiaries to make distributions or pay dividends unless certain financial ratios are achieved. In addition, the ability of Taj Associates, Plaza Associates or Marina Associates to make payments to THCR Holdings may be restricted by the CCC. Similarly, the ability of Trump Indiana to make distributions or pay dividends to THCR Holdings may be restricted by the Indiana Gaming Commission (“IGC”).

(4)	Income Taxes

The accompanying financial statements do not include a provision for federal income taxes since (i) THCR has net operating loss (“NOL”) carryforwards of approximately $428,000,000 for which a valuation allowance has been provided due to the uncertainty of its realization, (ii) Taj Associates’, Plaza Associates’ and Marina Associates’ income or losses are allocated to the partners and are reportable for federal income tax purposes by the partners, and (iii) Trump Indiana, which is a C Corporation, had sufficient NOL carryforwards to offset taxable income generated during each of the periods presented. The federal NOL carryforwards of THCR expire from 2010 through 2023, and the federal NOL carryforwards at Trump Indiana expire from 2013 through 2023.

Under the New Jersey Casino Control Act (the “Casino Control Act”), Taj Associates, Plaza Associates and Marina Associates are required to file a New Jersey corporation business tax return. As of December 31, 2003, Taj Associates, Plaza Associates and Marina Associates had NOL carryforwards of approximately $155,000,000, $220,000,000 and $117,000,000, respectively, for New Jersey state income tax purposes. The NOL carryforwards result in a deferred tax asset of $44,000,000, for which a valuation allowance has been provided due to the uncertainty of the realization. The New Jersey state NOL carryforwards expire from 2004 through 2010.

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act (the “Act”). This Act, among other things, requires the suspension of the use of the New Jersey NOL carryforwards for two years and the introduction of a new alternative minimum assessment under the New Jersey corporate business tax based on either gross receipts or gross profits, as defined. The Act is retroactive to January 1, 2002. In accordance with the Act, the Company has recorded a provision for current income tax expense of $4,968,000 and $4,780,000 for the years ended December 31, 2002 and 2003, respectively.

On July 1, 2003, the New Jersey legislature passed a law that increased the taxation of New Jersey casinos. The new law imposes, among other taxes, a New Jersey Profits Tax which imposes a 7.5 % tax on each casino’s 2002 adjusted net income (defined as net income plus management fees) subject to a minimum annual tax of $350,000. The tax is assessed during the period from July 1 to June 30, to be consistent with the fiscal year of the State of New Jersey. For the year ended December 31, 2003, the Company recorded a charge to income tax expense on the statement of operations for $525,000 related to the New Jersey Profits Tax. The legislation additionally imposes a 4.25 % tax on complimentaries (i.e. free rooms, food, beverages and entertainment given to patrons), an increase in the hotel tax of $3.00 per day on each occupied room, and increases the parking fee tax from $1.50 to $3.00 per car per day.

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

A summary of the Company’s deferred tax assets and liabilities is as follows:

	Year Ended December 31, 2003
	2002	2003
Assets

Accruals and prepayments	$37,772,000	$36,870,000

NOL carryforwards	141,994,000	171,879,000

Valuation allowance	(125,808,000)	(149,541,000)

	53,958,000	59,208,000

Liabilities

Depreciation	49,677,000	49,632,000

Other	4,281,000	9,576,000

	53,958,000	59,208,000

Net	$—	$—

(5)	Commitments and Contingencies

Operating Leases

THCR has entered into leases for certain property (primarily land), office, warehouse space, certain parking space, and various equipment under operating leases. Rent expense for the years ended December 31, 2001, 2002 and 2003 was $11,372,000, $14,500,000 and $15,177,000, respectively, of which $67,000, $68,000 and $70,000, respectively, relates to affiliates.

Future minimum lease payments under noncancellable operating leases as of December 31, 2003 are as follows:

Total
2004	$9,275,000
2005	7,859,000
2006	6,968,000
2007	6,938,000
2008	5,015,000
Thereafter	101,360,000

$137,415,000

Certain of these leases contain options to purchase the leased properties at various prices throughout the leased terms.

Employment Agreements

THCR has entered into employment agreements with certain key employees. As of December 31, 2003, THCR had approximately $20,538,000 of annual commitments under employment agreements. These commitments mature at various dates through 2006.

CAFRA Agreement

        Taj Associates received a permit under the Coastal Area Facilities Review Act (“CAFRA”) (which included a condition of Taj Associates’ casino license) that initially required Taj Associates to begin construction of certain improvements on the Steel Pier by October 1992, which improvements were to be completed within 18 months of commencement. Taj Associates initially proposed a concept to improve the Steel Pier, the estimated cost of which was $30,000,000. Such concept was approved by the New Jersey Department of Environmental Protection, the agency which administers CAFRA. In March 1993, Taj Associates obtained a modification of its CAFRA permit providing for the extension of the required commencement and completion dates of the improvements to the Steel Pier for one year, which has been renewed annually, based upon an interim use of the Steel Pier as an amusement park. The pier sublease terminates on December 31, 2012 unless extended.

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

New Jersey Casino License Regulations and Renewal

The operation of an Atlantic City hotel and casino is subject to significant regulatory controls which affect virtually all of its operations. Under the Casino Control Act, Taj Associates, Plaza Associates and Marina Associates are required to maintain certain licenses. Casino licenses must be renewed periodically, are not transferable, are dependent on the financial stability of the licensee and can be revoked at any time.

In June 2003, the CCC consolidated and renewed Taj Associates’, Plaza Associates’ and Marina Associates’ licenses to operate Trump Taj Mahal, Trump Plaza and Trump Marina, respectively, for the next four year period through 2007. Upon revocation, suspension for more than 120 days, or failure to renew a casino license, the Casino Control Act provides for the mandatory appointment of a conservator to take possession of the hotel and casino’s business and property, subject to all valid liens, claims and encumbrances.

Indiana Gaming Regulations

The ownership and operation of riverboat gaming operations in Indiana are subject to strict state regulations under the Riverboat Gambling Act (the “Act”) and the administrative rules promulgated thereunder. The Company is required to renew its riverboat owner’s license with the Indiana Gaming Commission (“the IGC”) on an annual basis. In June 2003, the IGC granted Trump Indiana a riverboat owner’s license, which was renewed until June 2004. The IGC may place restrictions, conditions or requirements on the permanent riverboat owner’s license. An owner’s initial license expires five years after the effective date of the license, and unless the owner’s license is terminated, expires or is revoked, the owner’s license may be renewed annually by the IGC upon satisfaction of certain conditions contained in the Act. The IGC has adopted certain rules and has published others in proposed or draft form which are proceeding through the review and final adoption process. The IGC also has indicated its interest to predict what effect, if any, the amendment of existing rules or the finalization of new rules might have on the operations of Trump Indiana.

Trump Indiana Certificate of Suitability and City of Gary Development Agreement

As a condition to the Certificate of Suitability, Trump Indiana has committed to invest approximately $153,000,000 in the Indiana Riverboat, including certain related projects of the City of Gary, Indiana. Failure to comply with the foregoing conditions and/or failure to continue riverboat operations as required by the IGC may result in revocation of the Certificate of Suitability. There can be no assurance that Trump Indiana will be able to comply with the terms of the Certificate of Suitability. As part of the $153,000,000 commitment discussed above, Trump Indiana is obligated to fund $21,000,000 of specific economic development and infrastructure projects of the City of Gary. This obligation has been fully accrued over the five-year license period. The final charge to operations of approximately $668,000 was recorded during the year ended December 31, 2001. As of December 31, 2003, $4,975,000 remains payable to the City of Gary related to the total $153,000,000 commitment discussed above.

In addition, Trump Indiana established the Trump Indiana Foundation (“Foundation”), a private foundation founded for charitable purposes primarily within the City of Gary and Lake County, Indiana. Trump Indiana initially funded $1,000,000 to the Foundation and is required to make annual contributions of $100,000.

Indiana Wagering Tax Add-back

In July 1999, the Indiana Department of Revenue (“Department”) issued a Letter of Findings to an Indiana gaming company that the Riverboat Wagering Tax (“RWT”), a tax deducted in computing Federal taxable income, is not deductible when computing Indiana adjusted gross income because the RWT represents a tax that is “based on or measured by income.” The entity that received the Letter of Findings, with the assistance of the Indiana Casino Association, of which Trump Indiana is a member, is vigorously contesting this finding in the Indiana Tax Court on the basis that the RWT is an excise tax, which is excluded from Indiana’s add-back requirements. The Department has issued proposed assessments of $3,720,000 plus interest for the 1996, 1997 and 1998 calendar years to Trump Indiana. The Company has estimated that the amount of the potential exposure for the period of 1999 through 2003, including interest is approximately $16.3 million. Trump Indiana filed a written protest of assessments with the Department in November 2000 and plans to contest this matter vigorously. No accrual has been recorded in the accompanying financial statements as management does not believe a loss is probable based upon the information known at this time. It is reasonably possible that the Company’s estimates related to this matter may change in the near term based upon the ultimate findings of the Tax Court related to the proposed assessments.

The Department has agreed to stay further proceedings with the Trump Indiana proposed assessments until the Indiana Tax Court case noted above is resolved. A summary judgment motion hearing of the Tax Court was held in April 2001 and the findings of the Tax Court are pending.

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

Gaming Taxes

The Atlantic City Casinos are required to pay an annual tax of 8.0% on their gross casino revenues. For the years ended December 31, 2001, 2002 and 2003, the Company’s gross revenue tax was $90,699,000, $92,135,000 and $87,394,000, respectively.

Under Indiana’s gaming law prior to August 5, 2002, a tax was imposed on admissions to gaming excursions at a rate of $3 for each person admitted to the gaming excursion. Beginning on August 5, 2002, under Indiana’s gaming law, a $3 tax is imposed on admission to the gaming facility and no longer per excursion. For the years ended December 31, 2001, 2002 and 2003, the Company paid admission fees of approximately $9,496,000, $7,975,000 and $ 4,966,000, respectively.

The State of Indiana also imposes a tax on adjusted gaming receipts, as defined. The amount of this tax was 20% through July 1, 2002; 22.5% from July 1, 2002 to August 5, 2002; and a graduated rate subsequent to August 5, 2002, as follows:

Gaming Receipts	Tax %
$0—$25 Million	15%
$25—$50 Million	20%
$50—$75 Million	25%
$75—$150 Million	30%
Over $150 Million	35%

For the years ended December 31, 2001, 2002 and 2003, Trump Indiana paid state gaming taxes of approximately $24,873,000, $24,776,000 and $33,910,000, respectively.

During 2003, the State of Indiana passed a legislative bill that retroactively recalculated the amount of gaming wagering tax due to the State of Indiana. The amount of the assessment was $1,900,000 and was recorded as gaming expenses in the statement of operations. Approximately half of this amount was paid in 2003 and the remaining portion is due in 2004.

A tax is imposed by the City of Gary on the adjusted gaming receipts, as defined, at a rate of 4%. For the years ended December 31, 2001, 2002 and 2003, Trump Indiana paid $4,167,000, $5,140,000 and $5,382,000 to the City of Gary, respectively.

Indiana Property Tax Reassessment

During January 2004, the Company received a reassessment notice that increased the valuation of its property in Lake County Indiana where Trump Indiana is located. The Company’s Buffington Harbor joint ventures also received a reassessment notice. The reassessments, which affect the 2002 and 2003 calendar tax years, significantly increased the valuation of the assets. As a result of these reassessments, the Company recorded a charge to operations during 2003 of approximately $6,300,000 to reflect the increase in assessed values. Management intends to appeal the assessments as management believes that the reassessments are excessive and not reflective of the value of the assets being assessed. If the Company is successful on the appeal, any credit received would be recognized in the Company’s operating statement in the period in which the credit is realized.

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

Taj Associates, Plaza Associates and Marina Associates are also a party to various administrative proceedings involving allegations that they have violated certain provisions of the Casino Control Act. Taj Associates, Plaza Associates and Marina Associates believe that the final outcome of these proceedings will not, either individually or in the aggregate, have a material adverse effect on their financial condition, results of operations or on their ability to otherwise retain or renew any casino or other licenses required under the Casino Control Act for the operation of the respective properties.

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

Commencing in early 1994, Trump Indiana, through its Indiana counsel, had discussion with eight Indiana residents regarding the potential purchase by such residents of 7.5% of the nonvoting stock of Trump Indiana. These residents had asserted a right to purchase stock in Trump Indiana. During 1997 and 1998, Trump Indiana settled with six of the plaintiffs. During 1999, the remaining two plaintiffs commenced litigation. On March 3, 1999, consequential damages were assessed by the United States District Court against Trump Indiana for breach of contract in the amount of $1,334,000 and Trump Indiana recorded a charge to operations for this matter during 1999. In June 2001, the United States Seventh Circuit Court of Appeals overturned the lower court’s ruling and remanded the case back to the United States District Court for another trial. On September 3, 2002, the United States Court of Appeals for the Seventh Circuit summarily affirmed the entry of final judgment by the United States District Court in favor of Trump Indiana, Inc. Plaintiffs’ Petitions for Rehearing of this decision were also summarily denied by the Seventh Circuit Court of Appeals on October 17, 2002. The deadline for further appeal of these decisions has expired. As a result, the March 3, 1999 verdict in favor of the plaintiffs and against Trump Indiana, Inc. in the amount of $1,334,000 has been reversed and final judgment has been entered on behalf of Trump Indiana; accordingly, Trump Indiana reversed the liability previously recorded in 1999 and recorded a non-operating gain of $1,334,000 in the accompanying 2002 statement of operations.

Self-Insurance Reserves

Self-insurance reserves represent the estimated amounts of uninsured claims related to employee health medical costs, workers’ compensation and personal injury claims that have occurred in the normal course of business. These reserves are established by management based upon a specific review of open claims, with consideration of incurred but not reported claims as of the balance sheet date. The costs of the ultimate disposition of these claims may differ from these reserve amounts.

Federal Income Tax Examination

Taj Associates, Plaza Associates and Marina Associates are currently involved in examinations with the Internal Revenue Service (“IRS”) concerning Taj Associates’ federal partnership income tax returns for the tax years 1994 through 1996, Plaza Associates’ federal partnership income tax returns for the tax years 1993 through 1996 and Marina Associates’ federal partnership tax returns for the tax years 1993 through 1996. While any adjustment which results from this examination could affect Taj Associates’, Plaza Associates’ and Marina Associates’ state income tax returns, Taj Associates, Plaza Associates and Marina Associates do not believe that adjustments, if any, will have a material adverse effect on its financial condition or results of operations.

Trump Indiana is currently undergoing an IRS examination for the years 1995 through 1997. Although the outcome of the examination is not complete, management believes there will be no material impact to the Company’s financial condition or results of operation.

Casino Reinvestment Development Authority Obligations

Pursuant to the provisions of the Casino Control Act, the Company must either obtain investment tax credits, as defined in the Casino Control Act, in an amount equivalent to 1.25% of its gross casino revenues, as defined in the Casino Control Act, or pay an alternative tax of 2.5% of its gross casino revenues. Investment tax credits may be obtained by making qualified investments, as defined, or by depositing funds which may be converted to bonds by the Casino Reinvestment Development Authority (“CRDA”), both of which bear interest at two-thirds of market rates resulting in a fair value lower than cost. Taj Associates, Plaza Associates and Marina Associates are required to make quarterly deposits with the CRDA to satisfy its investment obligations.

For the years ended December 31, 2001, 2002 and 2003, THCR charged to operations, on the date funds were deposited with the CRDA, amounts of $5,276,000, $4,818,000 and $4,673,000, respectively, to give effect to the below market interest rates associated with CRDA deposits and bonds. From time to time, Taj Associates, Plaza Associates and Marina Associates have elected to donate funds they have on deposit with the CRDA for various projects. The Company is not obligated to make donations to any specific project, and management elects to donate funds based on the specific facts of each potential donation transaction. Donations in the amounts of $1,275,000, $15,118,000 and $7,368,000 were made during the years ended December 31, 2001, 2002 and 2003, respectively. As a result of these donations, the Company charged to operations $596,000, $9,988,000 and $4,518,000 during the years ended December 31, 2001, 2002 and 2003, respectively.

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

CRDA deposits and investment bonds are included as other long-term assets on the accompanying consolidated balance sheet and are summarized as follows:

	December 31,
	2002	2003
CRDA deposits, net of valuation allowance of $9,627,000 and $9,302,000, respectively	$19,108,000	$18,251,000
CRDA bonds, net of valuation allowance of $4,915,000 and $6,194,000, respectively	5,716,000	5,755,000

	$24,824,000	$24,006,000

(6)	Employee Benefit Plans

THCR has a retirement savings plan, the Trump Capital Accumulation Plan, (the “Plan”), for its nonunion employees under Section 401(k) of the Internal Revenue Code. Employees are eligible to contribute up to 20% of their earnings to the Plan in 2001, 2002 and 2003. THCR will match 50% of the first 6% of an eligible employee’s contributions in 2001, 2002 and 2003. In connection with this Plan, THCR recorded charges of $4,654,000, $4,595,000 and $4,470,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

Taj Associates, Plaza Associates and Marina Associates make payments to various trusteed multi employer pension plans under industry-wide union agreements. Under the Employee Retirement Income Security Act, THCR may be liable for its share of unfunded liabilities, if any, if the plans are terminated. Pension expense for the years ended December 31, 2001, 2002 and 2003 was $4,699,000, $5,049,000 and $5,626,000, respectively.

THCR provides no other material post-retirement or post-employment benefits.

(7)	Transactions with Affiliates

Amounts advanced to (due to) affiliates at December 31, 2002 and 2003 consist of:

	2002	2003
Buffington Harbor Riverboats, L.L.C.(Note 2)	$378,000	$(2,189,000)
Trump Organization (a)	(41,000)	(41,000)

Net Amount	$337,000	$(2,230,000)

(a)	In the normal course of business, THCR engages in various transactions with the other entities owned by Trump. Beginning in late 1997, THCR’s Atlantic City properties began to utilize certain facilities owned by Trump to entertain high-end customers. Management believes that the ability to utilize these facilities has enhanced THCR revenues. In 2001, 2002 and 2003, THCR incurred approximately $628,000, $ 826,000 and $191,000 respectively, for customer and management costs associated with such utilization. In exchange for having Trump’s plane available to customers of the Atlantic City properties, THCR has incurred pilot costs of approximately $302,000, $315,000 and $296,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

THCR leases office space in Trump Tower located in New York, New York for general, executive and administrative purposes. Rent in the amount of $67,275, $67,749 and $69,808 was paid for the years ended December 31, 2001, 2002 and 2003, respectively.

Pursuant to an agreement, dated September 15, 2001, between Trump AC and Caroleyes It, Inc., Carol C. Brown, the President of Caroleyes, provides interior designing services (as an independent contractor) as directed by Trump AC as well

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

as material selection and installment oversight services. Pursuant to the agreement, Ms. Brown received a one time fee of $43,750 (as compensation for prior unpaid services) and is paid $150,000 per year, payable in weekly installments, and reasonable and customary expenses incurred in connection with providing the services. Ms. Brown is the wife of Mark Brown, THCR’s Chief Operating Officer.

Trump Management Fee

Pursuant to a services agreement, dated December 28, 1993, or the Castle Services Agreement, between Marina Associates and Trump Casinos II, Inc.(“ TCI-II”), an entity wholly-owned by Trump. Trump provided consulting services to Marina Associates. Pursuant to the terms of the Castle Services Agreement, TCI-II was obligated to provide Marina Associates, from time to time, when reasonably requested, consulting services on a non-exclusive basis, relating to marketing, advertising, promotional and other similar and related services with respect to the business and operations of Marina Associates, including such other services as the managing partner of Marina Associates may reasonably request.

Pursuant to the Castle Services Agreement, Marina Associates was required to pay an annual fee in the amount of $1,500,000 to TCI-II for each year in which Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined, exceeded $50,000,000. In addition if the annual fee is attained, TCI-II is to receive an incentive fee equal to 10% of the excess EBITDA over $45,000,000 for such fiscal years. In connection with the TCH Notes Offering, the Castle Services Agreement was terminated effective January 1, 2003.

For the years ended December 31, 2001 and 2002, Marina Associates incurred fees and expenses of $2,207,000 and $3,454,000, respectively, related to the Castle Services Agreement.

Partnership Agreement

Under the terms of a Partnership Agreement between Marina Associates and TCI- II, Marina Associates was required to pay all costs incurred by TCI-II. For the years ended December 31, 2001 and 2002, Marina Associates paid no expenses on behalf of TCI-II.

Executive Agreement

In consideration of Trump terminating the Castle Services Agreement, THCR determined, prior to the consummation of the TCH Notes Offering, to revisit Trump’s compensation arrangements. On April 10, 2003, Trump, THCR and THCR Holdings entered into an Amended and Restated Executive Agreement (or the Amended Executive Agreement). The Amended Executive Agreement amends and restates the Executive Agreement and is effective as of January 1, 2003. The Amended Executive Agreement was amended on September 17, 2003 to add Trump AC as a party. Pursuant to the Amended Executive Agreement, Trump has agreed to act as President and Chief Executive Officer of THCR and its subsidiaries, if requested. THCR has agreed to nominate Trump to serve as a director of THCR and, if elected, to appoint him as its Chairman. The initial term of the Amended Executive Agreement is three years and, thereafter, it is automatically extended so that the remaining term on any date is always three years, until such time during such rolling term that either party gives written notice to the other of its election not to continue extending such term, in which case the term shall end three years from the date of which such notice is given. THCR can terminate the Amended Executive Agreement if Trump fails to maintain various material casino gaming licenses and authorizations and the loss of such licenses has a material adverse effect on THCR and its subsidiaries.

Under the Amended Executive Agreement, Trump’s annual base salary is $1,500,000 per year, beginning January 1, 2003. In addition, from and after January 1, 2003, Trump will be paid additional fixed compensation of $1,500,000 per year if THCR achieves consolidated EBITDA (as defined) or $270,000,000 in any year and incentive compensation equal to 5.0% of THCR’s consolidated EBITDA in excess of $270,000,000. The term “Consolidated EBITDA” means, with respect to THCR and its consolidated subsidiaries, for any period, an amount equal to the sum of (i) the net income (or loss) of THCR and its consolidated subsidiaries for such period determined in accordance with generally accepted accounting principles, consistently applied, excluding any extraordinary, unusual or non-recurring gains or losses, plus (ii) all amounts deducted in computing such net income (or loss) in respect of interest (including the imputed interest portions of rentals under capitalized leases), depreciation, amortization and taxes based upon or measured by income, plus (iii) other non-cash charges arising from market value adjustments and adjustments pertaining to contributions of deposits in each case in respect of CRDA Bonds. Additional fixed compensation and incentive compensation for a given year shall not be deducted in determining net income of THCR for such year. For the year ended December 31, 2003, Trump received a fee of $1,500,000 plus reimbursement for expenses of $367,159.

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

Trump 29 Development Agreement

THCR Development, a wholly owned subsidiary of THCR Holdings, entered into a development and construction agreement (“Development Agreement”) with the Tribe dated April 27, 2000. Pursuant to the terms of the Development Agreement as amended on March 28, 2002, THCR Development shall receive a development and construction fee from the Tribe in the amount of $2,460,000 related to services provided in connection with the construction of certain facilities at Trump 29. Upon receipt of the payment of this fee by THCR Development (which had not occurred as of December 31, 2003), THCR Management shall become the guarantor of certain indebtedness of the Tribe in an amount equal to the amount of the development fee received by THCR Development.

Riviera Holdings Corporation Option

On July 1, 2002, consistent with the Contribution Agreement, dated June 12, 1995, between Trump and THCR Holdings, Trump purchased 350,000 shares of Riviera Holdings Corporation (Riviera). On July 10, 2002, Trump granted THCR Holdings, at no cost, an option (the “Option”) to purchase his 350,000 shares of Riviera’s common stock until December 31, 2003 at an exercise price equal to the greater of (i) Trump’s cost of acquiring shares ($2,275,000 plus incurred brokerage fees and commissions) or (ii) the fair market value of the shares based upon the 20 trading day average closing price of Riviera’s common stock as reported on the American Stock Exchange preceding the exercise of the Option.

On December 26, 2002, Trump purchased an additional 8,000 shares of Riviera’s common stock for an aggregate purchase price of $37,970, net of brokerage commissions. Trump granted, at no cost, THCR Holdings an option (the Additional Option) to purchase the 8,000 shares on the same terms as the Option.

On December 18, 2003, Trump and THCR Holdings amended the Option and the Additional Option to extend the expiration date of the options from December 31, 2003 through December 31, 2004.

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

Subject to adjustment in the event of changes in the outstanding stock or the capital structure of THCR, THCR has reserved 4,000,000 shares of THCR Common Stock for issuance under the 1995 Stock Plan. On January 12, 2004, THCR registered the 1995 Stock Plan and the underlying THCR Common Stock pursuant to a registration statement on Form S-8 (File No.: 333-111848).

On September 20, 2000, the Board of Directors granted Trump 500,000 options to purchase THCR Common Stock at a price of $2.625 per share. On June 19, 2001, the Board of Directors granted Trump 500,000 options to purchase THCR Common Stock at a price of $2.20 per share. On April 24 , 2002, the Board of Directors granted Trump 500,000 options and certain employees 280,000 options to purchase THCR Common Stock at a price of $2.75 per share. All of the options granted prior to 2002 vested as follows: one-third on

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

date of grant and on each of the first two anniversaries of the date of grant, and all of the options granted during 2002 vest as follows: one-fifth on date of grant and on each of the first four anniversaries of the date of grant. The options expire ten (10) years after the date of issuance.

On June 24, 2003, each independent director of THCR’s Board of Directors was granted non-qualified stock options to purchase 2,500 shares of THCR Common Stock at a purchase price of $1.95 per share. Such options vest in five equal installments, one-fifth on the date of grant and on each of the first four anniversary dates thereafter. The options expire ten (10) years after the date of issuance.

A summary of the option plan is as follows:

	Year Ended December 31,
	2001		2002		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Employee Stock Options
Outstanding, beginning of year	1,260,500	$3.83	1,737,500	$3.35	2,464,500	$3.16
Granted	500,000	2.20	780,000	2.75	10,000	1.95
Forfeited	(23,000)	4.63	(53,000)	4.16	—	0.00

Outstanding, end of year	1,737,500	$3.35	2,464,500	$3.16	2,474,500	$3.15

Options exercisable at year end	1,237,500	$3.76	1,697,833	$3.39	2,016,500	$3.25

The following table summarizes information about stock options outstanding at December 31, 2003.

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At December 31, 2003	Weighted Average Remaining Contractual Life	Range of Exercise Price	Number Exercisable at December 31, 2003	Weighted Average Exercise Price
$1.95-$4.63	2,474,500	6.85 years	$1.95-$4.63	2,016,500	$3.25

As discussed in Note 1, THCR applies APB Opinion 25 for its stock option plans and the disclosure-only option under SFAS No.123, “Accounting for Stock-Based Compensation”. The fair value of stock options, for the purposes of providing the disclosures under SFAS No. 123, is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2001	2002	2003
Risk free interest rate	4.4%	4.6%	4.6%
Volatility factors	67%	74%	86%
Expected life	3 years	5 years	5 years
Dividends	None	None	None

The weighted average fair value of options granted during 2001, 2002, and 2003 was $0.90, $1.75 and $1.36, respectively.

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

(9)	Fair Value of Financial Instruments

The carrying amount of the following financial instruments approximates fair value, as follows: (a) cash and cash equivalents, receivables and payables are based on the short-term nature of these financial instruments and (b) CRDA bonds and deposits are based on the allowances to give effect to the below market interest rates.

The estimated fair values of other financial instruments are as follows:

	December 31, 2003
	Carrying Amount	Fair Value
Trump AC and Trump AC Funding 11.25% First Mortgage Notes due 2006	$1,200,000,000	$921,000,000
Trump AC and Trump AC Funding II 11.25% First Mortgage Notes due 2006	74,446,000	57,563,000
Trump AC and Trump AC Funding III 11.25% First Mortgage Notes due 2006	24,729,000	19,188,000
TCH and TCF 11.625% First Mortgage Notes due 2010	404,605,000	404,813,000
TCH and TCF 17.625% Second Mortgage Notes due 2010	66,842,000	65,172,000

The fair values of the above instruments are based on quoted market prices as of December 31, 2003.

There are no quoted market prices for bank borrowings and other notes payable and a reasonable estimate could not be made without incurring excessive costs.

(10)	Financial Information – THCR Funding

Financial information relating to THCR Funding is as follows:

	2001	2002	2003 (b)
Total Assets (including Senior Secured Notes receivable of $145,000,000 at December 31, 2001 and 2002) (a)	$154,252,000	$145,707,000	$—

Total Liabilities and Capital (including $145,000,000 of Senior Secured Notes Due 2005)	$154,252,000	$145,707,000	$—

Interest Income from THCR Holdings	$22,475,000	$22,511,000	$4,118,000

Interest Expense	$22,475,000	$22,511,000	$4,118,000

Net income	$—	$—	$—

(a)	During 2000, THCR Enterprises purchased $35,500,000 principal amount of THCR Holdings Senior Secured Notes having an aggregate principal amount of $35,500,000.

(b)	In connection with the TCH Notes Offering, $109,500,000 of THCR Holdings’ Senior Secured Notes were acquired and redeemed at the applicable redemption prices. $35,500,000 principal amount of THCR Holdings’ Senior Secured Notes held by THCR Enterprises were cancelled without payment. See Note 3(f).

(11)	Twenty-Nine Palms Development

On April 27, 2000, as amended on March 28, 2002, THCR Management entered into the Trump 29 Management Agreement with the Tribe. On April 15, 2002, the Trump 29 Management Agreement was approved by the National Indian Gaming Commission ( the “NIGC”), and on April 16, 2002, THCR Management commenced operating Trump 29, a casino owned by the Tribe through its sole ownership of Twenty-Nine Palms, pursuant to the Trump 29 Management Agreement.

The Trump 29 Management Agreement provides that THCR Management will manage and direct all business and affairs in connection with the day-to-day operation, management and maintenance (the “Management Services”) of the Tribe’s recently renovated and expanded casino renamed Trump 29 Casino, which opened on April 2, 2002. The term of the Trump 29 Management Agreement is for five years and expires during April 2007. Commencing in April 2005, an affiliate of the Tribe has the option of buying-out THCR

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

Management from the Trump 29 Management Agreement for an early termination fee as defined in the Trump 29 Management Agreement. Pursuant to the Trump 29 Management Agreement, in consideration for the Management Services, THCR Management receives an annual fee based on a percentage of Net Revenues (as defined in the Trump 29 Management Agreement) for each year of the term (the “Management Fee”). Subject to the rights of the Tribe’s lenders and payment of certain priority amounts under the Trump 29 Management Agreement, the management fee is payable monthly in amounts equal to the accrued management fee for the preceding month plus any accrued, unpaid amounts. Management fee revenue was $2,710,000 and $3,930,000 for the years ended December 31, 2002 and 2003, respectively. To assist the Tribe in the renovation of Trump 29 , THCR Development entered into the Development Agreement with the Tribe. Pursuant to the Development Agreement, THCR Development and the Twenty-Nine Palms constructed, furnished and equipped a gaming resort on the Tribe’s existing 75,000 square-foot casino. This construction was completed during 2002 with an additional wing including a casino floor and certain dining and entertainment facilities.

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

During 2002, THCR Management funded an additional $3,962,000 out of the escrow account to the Tribe in connection with the Tribe Construction Loan. On September 12, 2002, THCR Management assigned its interest in the Tribe’s construction loan to a group of unrelated third-party lenders. The proceeds of such assignment were used by THCR Management, together with the proceeds of a new $2,200,000 loan described below, to satisfy THCR Management’s outstanding indebtedness on the Management Loan. In connection with the repayment of the Management Loan, THCR Management wrote-off approximately $1,700,000 of unamortized deferred financing costs associated with the Management Loan. The write-off of this amount is included in interest expense in the accompanying statement of operations.

On September 12, 2002, THCR Management entered into a $2,200,000 loan agreement with First National Bank (“FNB Loan”). In connection with the TCH Notes Offering, the outstanding principal of $173,000 was repaid with proceeds at closing.

(12)	Quarterly Financial Data (unaudited)

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Revenues	$295,790,000	$307,571,000	$342,595,000	$283,079,000
Income from Operations	48,198,000	55,570,000	75,574,000	28,025,000
THCR Net Income (Loss)	(4,586,000)	244,000	9,633,000	(17,260,000)
Basic and Diluted Earnings (Loss) per Share	(0.21)	0.01	0.44	(0.78)

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Revenues	$278,774,000	$306,890,000	$309,029,000	$266,754,000
Income from Operations	27,296,000	47,243,000	45,440,000	19,442,000
THCR Net Income (Loss)	(23,965,000)	(10,048,000)	(12,415,000)	(40,863,000)
Basic and Diluted Earnings (Loss) per Share	(1.09)	(0.46)	(0.43)	(1.37)

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act (the “Act). This Act, among other things, requires the suspension of the use of the New Jersey NOL carryforwards for two years and the introduction of a new alternative minimum assessment amount under the New Jersey corporate business tax based on either gross receipts or gross profits, as defined. The Act is retroactive to January 1, 2002. As a result of the change in the tax law, the Company recorded a charge to tax expense of $3,718,000 for the nine months ended September 30, 2002, which represents the cumulative tax due from January 1, 2002 to September 30, 2002. This charge was recorded beginning in the period in which the tax law was passed (third quarter) pursuant to the accounting literature in FASB Statement Number 109, Accounting for Income Taxes.

During the fourth quarter of 2002, the Company agreed to donate CRDA funds in return for the use of other CRDA funds for a specific project. As a result of this donation, the Company recorded a charge to operations of $9,602,000 during the fourth quarter.

During the fourth quarter of 2003, the Company recorded a charge to operations of approximately $6,300,000 as a result of property tax reassessments at the Company’s Indiana facilities.

(13)	Subsequent Event

On February 12, 2004, the Company announced that it has entered into an exclusivity agreement with DLJ Merchant Banking Partners III, L.P. (“DLJMB”), an affiliate of Credit Suisse First Boston (“CSFB”), in connection with a proposed $400 million equity investment by DLJMB to sponsor a comprehensive recapitalization of THCR. Consummation of such recapitalization is subject to a variety of conditions, as discussed below. DLJMB’s proposed investment will be in the form of THCR’s Common Stock and limited partnership units of THCR Holdings will, if consummated, result in a substantial deleveraging of THCR’s balance sheet. DLJMB would also become the majority shareholder of THCR, with Donald J. Trump continuing as the Chairman of THCR’s Board of Directors and a significant equity holder. The Potential Recapitalization, if consummated, is anticipated to, among other things, facilitate a large scale expansion of THCR’s current properties. In connection with the Potential Recapitalization, THCR also intends to change its name to Trump International Corporation.

DLJMB’s investment is contingent upon a number of factors, including (i) obtaining approvals from the casino gaming regulatory authorities, (ii) a restructuring of the TAC Notes ($1.3 billion outstanding at December 31, 2003) and the TCH Notes (approximately $491,842,000 outstanding at December 31, 2003) at a discount to the face amount of such notes, and (iii) agreeing upon a purchase price for THCR’s Common Stock and THCR Holdings’ limited partnership units with DLJMB.

Although the Company has had extensive discussions with DLJMB regarding the potential transaction, it has not entered into any definitive agreements with DLJMB or any other parties, including note holders, concerning the proposed DLJMB transaction or any other recapitalization (other than the exclusivity agreement with DLJMB and an agreement to pay DLJMB expenses in certain circumstances and a substantial fee if certain transactions occur within specified periods and DLJMB does not participate). There is no assurance that the terms of a definitive agreement concerning DLJMB’s proposed investment in THCR will be reached between THCR and DLJMB, that THCR’s debt will be restructured, or that any potential recapitalization will be consummated. Furthermore, the impact of the proposed recapitalization on existing security holders is uncertain. As noted above, the Potential Recapitalization is conditioned upon the holders of the TAC Notes and the TCH Notes agreeing to a reduction in the face amount of their notes.

The following report of Arthur Andersen LLP is a copy of a previously issued report that has not been issued by Arthur Andersen LLP. The report of Ernst & Young LLP included in this Form 10-K relates to the year ended December 31, 2002. Consequently, for the purposes of this form 10-K, the following report of Arthur Andersen LLP, which is the most recently issued report, relates to the year ended December 31, 2001.

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

/s/    Arthur Andersen LLP

Roseland, New Jersey

March 13, 2002

S-1

SCHEDULE II

TRUMP HOTELS & CASINO RESORTS, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

	Balance at Beginning of Period	Charged to Costs and Expenses	Other Changes (Deductions)		Balance at End of Period
YEAR ENDED DECEMBER 31, 2001
Allowances for doubtful accounts	$15,376,000	$7,490,000	$(4,277,000	)(a)	$18,589,000
Valuation allowance for CRDA investments	$15,788,000	$5,569,000	$(3,441,000	)(b)	$17,916,000
YEAR ENDED DECEMBER 31, 2002
Allowances for doubtful accounts	$18,589,000	$8,974, 000	$(9,535,000	)(a)	$18,028,000
Valuation allowance for CRDA investments	$17,916,000	$14,806,000	$(18,180,000	)(b)	$14,542,000
YEAR ENDED DECEMBER 31, 2003
Allowances for doubtful accounts	$18,028,000	$6,465,000	$(6,565,000	)(a)	$17,928,000
Valuation allowance for CRDA investments	$14,542,000	$9,191,000	$(8,237,000	)(b)	$15,496,000

(a)	Write-off uncollectible accounts.

(b)	Reversal of allowance applicable to contribution of CRDA investments.

S-2

EXHIBIT INDEX

Exhibit No.	Description

10.28	Second Amended and Restated Casino Services Agreement, dated January 1, 1998, among Trump Plaza Associates, Trump Taj Mahal Associates, Trump Marina Associates, L.P., Trump Indiana, Inc. and Trump Casino Services, LLC

10.39	Employment Agreement dated August 15, 2003 of Scott C. Butera

10.43	Exclusivity Agreement, dated January 21, 2004, between THCR and DLJ Merchant Banking Partners III, L.P.

10.44	Letter Agreement, dated February 12, 2004, by and among THCR, THCR Holdings and DLJ Merchant Banking Partners III, L.P.

10.45	Letter Agreement, dated February 12, 2004, between TCH and DLJ Merchant Banking Partners III, L.P.

10.46	Letter Agreement, dated February 12, 2004, between TAC and DLJ Merchant Banking Partners III, L.P.

10.47	Letter Agreement, dated February 12, 2004, between Taj Associates and DLJ Merchant Banking Partners III, L.P.

10.48	Letter Agreement, dated February 12, 2004, between Plaza Associates and DLJ Merchant Banking Partners III, L.P.

21.1	List of Subsidiaries of Trump Hotels & Casino Resorts, Inc.

23	Consent of Independent Auditors

31.1	Certification by the Chief Executive Officer of Trump Hotels & Casino Resorts, Inc. Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended

31.2	Certification by the Chief Financial Officer of Trump Hotels & Casino Resorts, Inc. Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended

32.1	Certification of the Chief Executive Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.