Form 10-Q
period 2004-03-31
TRUMP HOTELS & CASINO RESORTS INC
filed 2004-05-14
CIK 943320

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

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

As of May 14, 2004, there were 29,904,764 shares of common stock and1,000 shares of class B common stock (having a voting equivalency of 13,918,723 shares of common stock) of Trump Hotels & Casino Resorts, Inc. outstanding.

TRUMP HOTELS & CASINO RESORTS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

TRUMP HOTELS & CASINO RESORTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	December 31, 2003	March 31, 2004
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$95,672	$124,319
Receivables, net	38,042	37,282
Inventories	11,749	11,116
Prepaid expenses and other current assets	11,689	10,672

Total Current Assets	157,152	183,389

INVESTMENT IN BUFFINGTON HARBOR, L.L.C.	29,743	29,130
PROPERTY AND EQUIPMENT, NET	1,755,734	1,757,765
DEFERRED BOND AND LOAN ISSUANCE COSTS, NET	26,497	24,862
OTHER ASSETS	62,307	63,254

TOTAL ASSETS	$2,031,433	$2,058,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$29,399	$33,564
Accounts payable and accrued expenses	142,383	165,602
Due to affiliates, net	2,230	4,724
Accrued interest payable	30,040	63,893

Total Current Liabilities	204,052	267,783
NON-CURRENT LIABILITIES:
Long-term debt, net of current maturities	1,781,498	1,793,371
Long-term debt, related parties	15,425	15,888
Other long-term liabilities	24,881	24,571

TOTAL LIABILITIES	2,025,856	2,101,613

STOCKHOLDERS’ EQUITY:
Common Stock, $.01 par value, 75,000,000 shares authorized, 32,101,493 issued; 29,904,764 outstanding	321	321
Class B Common Stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional Paid in Capital	470,566	470,566
Accumulated Deficit	(445,110)	(493,900)
Less treasury stock at cost, 2,196,729 shares	(20,200)	(20,200)

TOTAL STOCKHOLDERS’ EQUITY	5,577	(43,213)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,031,433	$2,058,400

See accompanying notes.

TRUMP HOTELS & CASINO RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2004

(unaudited)

(dollars in thousands, except share data)

	Three Months Ended March 31,
	2003	2004
REVENUES:
Gaming	$293,708	$290,699
Rooms	17,915	17,277
Food and beverage	28,693	28,774
Management fees	964	2,285
Other	7,573	9,203

Gross revenues	348,853	348,238
Less — Promotional allowances	70,079	72,033

Net Revenues	278,774	276,205

COSTS AND EXPENSES:
Gaming	140,716	138,107
Rooms	7,436	6,864
Food and beverage	10,232	9,876
General and administrative	66,149	66,114
General and administrative-related party	1,631	1,922
Depreciation and amortization	22,686	25,476
Debt renegotiation costs	2,628	—

	251,478	248,359

Income from operations	27,296	27,846

NON-OPERATING INCOME AND (EXPENSE):
Interest income	633	85
Interest expense	(57,397)	(55,265)
Interest expense—related party	(656)	(683)
Gain on debt refinancing, net	2,892	—
Other non-operating income (expense), net	(20)	39

	(54,548)	(55,824)

Loss before equity in loss from Buffington Harbor, L.L.C., provision for income taxes and minority interest	(27,252)	(27,978)
Equity in loss from Buffington Harbor, L.L.C.	(615)	(613)

Loss before income taxes and minority interest	(27,867)	(28,591)
Provision for income taxes	(1,159)	(20,199)

Loss before minority interest	(29,026)	(48,790)
Minority interest	5,061	—

NET LOSS	$(23,965)	$(48,790)

Basic and diluted loss per share	$(1.09)	$(1.63)

Weighted average number of shares outstanding :
Basic and diluted	22,010,027	29,904,764

See accompanying notes.

TRUMP HOTELS & CASINO RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(unaudited)

(dollars in thousands)

	Common Stock Amount	Add’l Paid In Capital	Accum Deficit	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2003	$321	$470,566	$(445,110)	$(20,200)	$5,577
Net Loss			(48,790)		(48,790)

Balance, March 31,2004	$321	$470,566	$(493,900)	$(20,200)	$(43,213)

At March 31, 2004, there were 29,904,764 shares of Common Stock outstanding and 1,000 shares of Class B Common Stock outstanding.

See accompanying notes.

TRUMP HOTELS & CASINO RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2004

(unaudited)

(dollars in thousands)

	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(23,965)	$(48,790)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Gain on debt refinancing, net	(2,892)	—
Issuance of debt in satisfaction of accrued interest	8,636	2,005
Non-cash increase in Trump’s Castle PIK Notes	(6,177)	—
Equity in loss of Buffington Harbor, L.L.C.	615	613
Depreciation and amortization	22,686	25,476
Minority interest in net loss	(5,061)	—
Accretion of discounts on mortgage notes	1,964	643
Amortization of deferred loan costs	1,749	1,644
Provision for losses on receivables	1,911	1,484
Valuation allowance-CRDA investments	1,429	1,070
Changes in operating assets and liabilities:
Decrease(increase) in receivables	323	(724)
Decrease in inventories	543	633
Decrease in other current assets	2,340	995
(Decrease)increase in due to affiliates, net	(17)	2,494
Increase in other assets	(863)	(269)
Increase in accounts payable, accrued expenses and other current liabilities	6,595	24,542
Increase in accrued interest payable	33,261	33,853
Decrease in other long-term liabilities	(2,814)	(66)

Net cash flows provided by operating activities	40,263	45,603

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(9,278)	(6,551)
Purchase of CRDA investments, net	(3,268)	(3,147)
Other.	318	—

Net cash flows used in investing activities	(12,228)	(9,698)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from additional borrowings, net of discount	468,036	—
Contributed capital	15,000	—
Loan costs on additional borrowings	(18,527)	—
Payment of long-term debt	(466,924)	(7,258)

Net cash flows used in financing activities	(2,415)	(7,258)

NET INCREASE IN CASH AND CASH EQUIVALENTS	25,620	28,647
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	116,072	95,672

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$141,692	$124,319

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$21,252	$17,804

Cash paid for income taxes	$—	$263

Equipment purchased under capital leases	$1,760	$21,111

See accompanying notes.

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Operations

The accompanying condensed consolidated financial statements include those of Trump Hotels & Casino Resorts, Inc., a Delaware corporation (“THCR” or the “Company”),Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership (“THCR Holdings”), and Subsidiaries (as defined below). THCR Holdings is currently beneficially owned approximately 63.4% by THCR, as both a general and limited partner, and approximately 36.6% by Donald J. Trump (“Trump”), as a limited partner. Trump’s limited partnership interest in THCR Holdings represents his economic interests in the assets and operations of THCR Holdings. Such limited partnership interest is convertible at Trump’s option into 13,918,723 shares of THCR’s common stock, par value $.01 per share (the “THCR Common Stock”) (subject to certain adjustments), and if converted, would give Trump ownership of approximately 54.5% of the THCR Common Stock (including his current personal share ownership) or approximately 56.3% (assuming currently exercisable options held by Trump were exercised). Trump’s limited partnership interests in THCR Holdings are represented by 1,000 shares of THCR’s Class B common stock, par value $0.01 per share (the “Class B Common Stock”). The Class B Common Stock has the voting equivalency of 13,918,723 shares of THCR Common Stock and generally votes on all matters with the THCR Common Stock as a single class. The Class B Common Stock are redeemable at par to the extent that Trump converts his limited partnership interest in THCR Holdings. Accordingly, the accompanying condensed consolidated financial statements include those of THCR and its 63.4% owned subsidiary, THCR Holdings and its wholly-owned subsidiaries. The minority interest liability in the consolidated balance sheet is adjusted with the proportionate share of the earnings (losses) of THCR. During the quarter ended March 31, 2003, the minority interest liability was completely eliminated through past losses. Consequently, losses will no longer be allocated to minority interest.

THCR has no operations and its ability to service its debt is dependent on the successful operations of the following subsidiaries of THCR Holdings (the “Subsidiaries”): (i) Trump Atlantic City Associates, a New Jersey general partnership (“Trump AC”), which is comprised of Trump Taj Mahal Associates, a New Jersey general partnership (“Taj Associates”), and Trump Plaza Associates, a New Jersey general partnership (“Plaza Associates”); and (ii) Trump Casino Holdings, LLC, a Delaware single member limited liability company (“TCH”), which is comprised of: Trump Indiana, Inc., a Delaware corporation (“Trump Indiana”); Trump Marina Associates, L.P., a New Jersey limited partnership (“Marina Associates”), and THCR Management Services, LLC, a Delaware limited liability company (“Trump 29 Services”). Taj Associates, Plaza Associates and Marina Associates own and operate Trump Taj Mahal Casino Resort, Trump Plaza Hotel and Casino and Trump Marina Hotel Casino, respectively, in Atlantic City, New Jersey. Trump Indiana owns and operates Trump Hotel and Casino, a riverboat casino in Buffington Harbor in Gary, Indiana. Trump 29 Services manages Trump 29 Casino located near Palm Springs, California pursuant to a five-year management agreement (the “Trump 29 Management Agreement”) with the Twenty-Nine Palms Enterprises Corporation (“Twenty Nine Palms”), a corporation wholly-owned by the Twenty-Nine Palms Band of Luiseno Mission Indians, a federally recognized Native American Tribe and the owner of Trump 29 Casino (the “Tribe”). TCH was capitalized in March 2003 and Trump Indiana, Marina Associates, Trump Marina, Inc., Trump 29 Services, THCR Management Holdings, LLC (the sole member of Trump 29 Services) and Trump Indiana Realty, LLC became wholly-owned subsidiaries of TCH on March 25, 2003 pursuant to a corporate reorganization approved by the Board of Directors of THCR.

Trump AC had outstanding at March 31, 2004, $1.3 billion principal amount of 11.25% First Mortgage Notes due 2006 (the “Trump AC Mortgage Notes”). The Trump AC Mortgage Notes are guaranteed by the entities that own and operate the Trump Taj Mahal Casino Resort and Trump Plaza Hotel and Casino in Atlantic City, New Jersey. TCH had outstanding at March 31, 2004, two issues of mortgage notes (the “TCH Notes”): (i) $425 million principal amount of 11.625% First Priority Mortgage Notes due 2010 (the “TCH First Priority Notes”) and (ii) approximately $68.8 million principal amount of 17.625% Second Priority Mortgage Notes due 2010 (the “TCH Second Priority Notes”). The TCH Notes are guaranteed by the entities that own and operate the Trump Marina Hotel Casino in Atlantic City, New Jersey, and the Trump Indiana Riverboat in Gary, Indiana, as well as by the entity that manages Trump 29 Casino.

THCR and its Subsidiaries are very highly leveraged, with extensive secured borrowing by THCR’s operating level subsidiaries. The Company has incurred recurring operating losses, which totaled $25.3 million, $12.0 million, and $87.3 million during the years ended December 31, 2001, 2002 and 2003, respectively, and has a working capital deficit of $84.4 million at March 31, 2004. The recurring operating losses are primarily the result of substantial debt service obligations on outstanding indebtedness. In 2004, the Company’s debt service obligation is approximately $225 million.

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of these factors, management has reviewed various financing alternatives. As discussed in Note 2, the Company announced that it has entered into an exclusivity agreement with DLJ Merchant Banking Partners, III L.P. (“DLJMB”) in connection with a proposed $400 million investment by DLJMB to sponsor a comprehensive recapitalization of the Company. On the same date as the announcement of the potential recapitalization, certain credit agencies downgraded certain of the Company’s indebtedness. The proposed recapitalization is contingent upon a variety of factors. No assurances can be made that the proposed recapitalization will occur, or if it does occur, that it will occur on terms acceptable to the Company to allow the Company to meet its interest payment obligations as they become due. Additionally, management has implemented programs to obtain cash flow savings and will continue to attempt to implement such programs in the upcoming year if the proposed recapitalization does not occur. These programs include labor savings through increased automation of the Company’s slot machine product on the gaming floor and the further reduction of planned capital expenditures and maintenance programs. However, there can be no assurances that these programs will be successful for any protracted period of time. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty or the comprehensive recapitalization.

Subject to the foregoing, the accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted.

As THCR announced in its annual report on 10-K for the fiscal year ended December 31, 2003, the Company anticipates, but cannot ensure, that it will have sufficient funds from operations on hand to provide for the May 1, 2004 installment of interest then due and payable on the Trump AC Mortgage Notes within the 30-day grace period provided under the indentures governing such indebtedness.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC and available on the SEC’s website, www.sec.gov.

The casino industry in Atlantic City is seasonal in nature, with the peak season being the spring and summer months. Accordingly, results of operations for the period ended March 31, 2004 are not necessarily indicative of the operating results for a full year.

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted average number of shares of THCR Common Stock outstanding. Diluted earnings (loss) per share includes the impact of common stock options using the treasury stock method unless the impact of such securities is anti-dilutive. The shares of THCR’s Class B Common Stock owned by Trump have no economic interest and therefore are not considered in the calculation of weighted average shares outstanding. The 13,918,723 shares of THCR Common Stock issuable upon the conversion of Trump’s limited partnership interest in THCR Holdings are excluded in the calculation of earnings (loss) per share since they would be anti-dilutive.

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

	Three Months Ended March 31,
	2003	2004
Net loss as reported	$(23,965,000)	$(48,790,000)
Deduct total stock-based compensation expense determined under fair value method of all awards, net of tax	(191,000)	(67,000)

Pro forma loss	$(24,156,000)	$(48,857,000)

Basic and diluted loss
per-share as reported	$(1.09)	$(1.63)

Basic and diluted loss
per-share pro forma	$(1.10)	$(1.63)

Reclassifications

Certain other reclassifications and disclosures have been made to prior year financial statements to conform to the current year presentation.

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Potential Recapitalization

On February 12, 2004, THCR announced that it has entered into an exclusivity agreement with DLJMB, an affiliate of Credit Suisse First Boston, in connection with a proposed $400 million equity investment by DLJMB to sponsor a comprehensive recapitalization of THCR and its subsidiaries (the “Potential Recapitalization”). Consummation of such recapitalization is subject to a variety of conditions, as discussed below. DLJMB’s proposed investment is expected to be in the form of THCR’s common stock, and is expected, if consummated, to result in a substantial deleveraging of THCR’s balance sheet. DLJMB would also become the majority shareholder of THCR, with Donald J. Trump continuing as the Chairman of THCR’s Board of Directors and as a significant equity holder.

DLJMB’s investment is contingent upon a number of factors, including (i) obtaining approvals from the casino gaming regulatory authorities, (ii) a restructuring of the Trump AC Mortgage Notes ($1.3 billion outstanding at March 31, 2004), and the TCH Notes (approximately $493.8 million outstanding at March 31, 2004) at a discount to the face amount of such notes, and (iii) reaching a definitive agreement with DLJMB and Mr. Trump concerning the specific terms of DLJMB’s investment, including, but not limited to, DLJMB’s purchase price for THCR’s Common Stock, percentage of equity ownership, the Company’s pro forma debt and equity capitalization, and corporate governance terms.

Certain holders of the Trump AC Mortgage Notes have formed a committee (the “TACA Noteholder Committee”) to discuss the Potential Recapitalization with the Company, and the TACA Noteholder Committee has also engaged advisors. Certain holders of the TCH First Priority Notes have also formed a committee (the “TCH Noteholder Committee”) and have also engaged advisors. The Company and DLJMB have proposed certain key terms of the Potential Recapitalization to the TACA Noteholder Committee and TCH Noteholder Committee which may be different than the terms of a consummated recapitalization plan, if any.

Although THCR has had extensive discussions with DLJMB regarding the potential transaction, it has not entered into any definitive agreements with DLJMB or any other parties, including note holders, concerning the proposed DLJMB transaction or any other recapitalization (other than the exclusivity agreement with DLJMB and an agreement to pay DLJMB expenses in certain circumstances and a substantial fee if certain transactions occur within specified periods and DLJMB does not participate). There is no assurance that the terms of a definitive agreement concerning DLJMB’s proposed investment in THCR will be reached between THCR and DLJMB, that THCR’s debt will be restructured, or that any Potential Recapitalization will be consummated. Furthermore, the impact of the Potential Recapitalization on existing security holders is uncertain. As noted above, the Potential Recapitalization is conditioned upon the holders of the Trump AC Mortgage Notes and the TCH Notes agreeing to a reduction in the face amount of their notes.

If the Potential Recapitalization or other recapitalization plan is not consummated, the Company will continue to consider alternatives to optimize stakeholder return, reduce its consolidated indebtedness and improve its capital structure, including the alternatives described above and others. There is no assurance that any such alternatives will be achieved.

(3) TCH Notes Offering

On March 25, 2003, TCH and Trump Casino Funding, Inc. (“TCF”) consummated an offering (the “ TCH Notes Offering”) of the TCH Notes, consisting of: (i) $425 million principal amount of TCH First Priority Notes due March 15, 2010, bearing interest at a rate of 11.625% per year payable in cash, sold at a price of 94.832% of their face amount for an effective yield of 12.75% and (ii) $50 million principal amount of TCH Second Priority Notes due September 15, 2010, bearing interest at a rate of 11.625% per year payable in cash, plus 6.0 % through the issuance of payable-in-kind notes.

In connection with the TCH Notes Offering, Mr. Trump purchased in a concurrent private offering, $15 million aggregate principal amount of additional TCH Second Priority Notes at the same purchase price at which the initial purchasers purchased the TCH Second Priority Notes.

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in the $96.9 million principal amount (including call premium) of THCR Holdings Senior Notes purchased with the net proceeds of the TCH Notes Offering, $1.7 million principal amount of THCR Holdings Senior Notes were held by Trump. THCR Holdings also acquired an additional $15.0 million principal amount of THCR Holdings Senior Notes on the closing date of the TCH Notes Offering in a private transaction with Mr. Trump. The purchase price of the aggregate $16.7 million principal amount of THCR Holdings Senior Notes acquired from Trump consisted of shares of stock of THCR valued at $15.0 million, plus a cash amount equal to $1.7 million plus the applicable redemption premium of 2.583% (approximately $430,000) and accrued interest of approximately $700,000 on the entire $16.7 million principal amount of THCR Holdings Senior Notes sold by Mr. Trump.

Financing costs, including underwriters’ discounts of 2.5% to the purchasers of the TCH First Priority Notes and 10% of the purchasers of the TCH Second Priority Notes and direct transactional fees (including accounting, legal and printing), have been capitalized as deferred bond and loan issuance costs in the accompanying balance sheet and are being amortized to interest expense over the term of the debt.

In connection with the refinancing, THCR recognized a net gain of $2.9 million, which consists of a net gain of $10.5 million on the retirement of the Trump’s Castle Mortgage Notes and the Trump’s Castle PIK Notes, a $2.8 million call premium on the retirement of THCR Holdings Senior Notes, the settlement of Trump Indiana’s interest rate swap for $0.9 million and the write-off of unamortized loan costs of approximately $3.9 million.

The interest rate on the TCH First Priority Notes will increase by 0.5% per annum if TCH’s First Priority Leverage Ratio for any fiscal year, commencing with the year ended December 31, 2003, exceeds 4.8 to 1.0, and by 1.0% per annum if the First Priority Leverage Ratio exceeds 5.3 to 1.0. Similarly, the rate of interest payable in cash on the TCH Second Priority Notes will increase by 0.5% per annum or 1.0% per annum if the First Priority Leverage Ratio for any fiscal year, commencing with the year ended December 31, 2003, exceeds 4.8 to 1.0 or 5.3 to 1.0, respectively. For these purposes, the term “First Priority Leverage Ratio” for any year is defined generally as the ratio of (a) the total outstanding principal amount of the TCH First Priority Notes (plus other indebtedness, if any, ranking pari passu with the TCH First Priority Mortgage Notes) as of December 31, of such year to (b) the Consolidated EBITDA of TCH without duplication, the sum of consolidated net income, plus consolidated tax expense, plus consolidated depreciation and amortization expense, plus consolidated fixed charges and non-cash charges related to regulatory write downs for the year.

The First Priority Leverage Ratio for the year ended December 31, 2003 resulted in an increase in the interest rates on the TCH Notes of 1.0%. Such increase is effective from and after March 15, 2004 to March 14, 2005, at which point the rates of interest payable on the TCH Notes would be restored to their original levels, unless the TCH First Priority Leverage Ratio computation for 2004 results in an increase. The estimated impact on our interest expense for the period March 15, 2004 through March 14, 2005 will be approximately $4,900,000.

(4) Other Assets

Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City. At December 31, 2003 and March 31, 2004, other assets include $8,014,000, which Plaza Associates believes will be recoverable on the settlement of the appeal.

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

(5) Trump 29 Services

Trump 29 Services operates Trump 29, a casino owned by the Tribe through its sole ownership of Twenty Nine Palms, pursuant to the Trump 29 Management Agreement. The term of the Trump 29 Management Agreement is five

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

years and expires during April 2007. Commencing in April 2005, an affiliate of the Tribe has the option of buying-out Trump 29 Services from the Trump 29 Management Agreement for an early termination fee as defined in the Trump 29 Management Agreement. Pursuant to the Trump 29 Management Agreement, in consideration for the Management Services, Trump 29 Services receives an annual fee based on a percentage of Net Revenues (as defined in the Trump 29 Management Agreement) for each year of the term (the “Management Fee”). Subject to the rights of the Tribe’s lenders and payment of certain priority amounts under the Trump 29 Management Agreement, the Management Fee is payable monthly in amounts equal to the accrued management fee for the preceding month plus any accrued, unpaid amounts. Management Fee revenue was $964,000 and $2,285,000 for the three months period ended March 31, 2003 and 2004, respectively.

(6) Investment in Buffington Harbor Entities

THCR accounts for its investment in the Buffington Harbor Riverboats, L.L.C. (“BHR”) (a 50% joint venture between Trump Indiana and Majestic Star Casino, L.L.C. (“Majestic Star”) under the equity method of accounting. Trump Indiana and Majestic Star formed BHR and entered into an agreement (the “BHR Agreement”) relating to the joint ownership, development and operation of all common land-based and waterside operations in support of each of Trump Indiana’s and Majestic Star’s separate riverboat casinos at Buffington Harbor. Trump Indiana and Majestic Star are equally responsible for the operating expenses of the common land-based facilities at the site. There can be no assurance that Trump Indiana and/or Majestic Star will be able to fund their respective share of future capital contributions or operating expenses.

In accordance with the BHR Agreement, Trump Indiana and Majestic Star pay berthing and other fees in an amount to cover the operating expenses of BHR. Berthing fees and other fees paid are included in general and administrative expenses in the accompanying statements of operations.

Selected financial information of BHR is as follows:

	December 31, 2003	March 31, 2004

Cash	$82,639	$21,000
Total current assets	$5,095,856	$3,944,000
Property, plant and equipment, net	$61,881,975	$60,699,000
Total assets	$67,079,079	$64,744,000
Total current liabilities	$7,223,402	$6,006,000
Total liabilities	$7,611,893	$6,394,000
Total members’ equity	$59,467,186	$58,350,000

	For the Three Months Ended March 31,
	2003	2004
Gross revenues	$3,378,000	$4,236,000
Net loss	$(1,208,000)	$(1,226,000)

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2000, Buffington Harbor Parking Associates (“BHPA”) was formed as a joint venture between Trump Indiana and an affiliate of Majestic Star for the purpose of constructing and operating a parking garage. The estimated cost of the parking garage, including the land, was approximately $25,000,000. BHPA separately leases the parking garage to each of (i) Trump Indiana pursuant to a parking lease, dated June 19, 2001 (the “Trump Indiana Garage Lease”), and (ii) Majestic Star under a substantially identical lease agreement. The term of the Trump Indiana Garage Lease is until December 31, 2018. The initial rent installment, paid by Trump Indiana for the Trump Indiana Garage Lease, was approximately $8,800,000, which is being amortized on a straight-line basis over the term of the lease. In addition, Trump Indiana is obligated to pay BHPA a monthly rent equal to (i) 50% of BHPA’s debt service on the $17,100,000 financing (the “Financing”) to build the parking garage and (ii) 50% of any construction costs incurred by BHPA in excess of the net proceeds of the Financing.

Selected financial information of BHPA is as follows:

	December 31, 2003	March 31, 2004

Assets
Current assets	$2,263,000	$316,000
Property, plant and equipment, net	$34,889,000	$34,733,000
Other assets	$959,000	$3,100,000
Total assets	$38,111,000	$38,149,000

Liabilities and Equity
Current portion of long-term debt	$1,258,000	$1,258,000
Other current liabilities	$4,277,000	$1,149,000
Total current liabilities	$5,535,000	$2,407,000
Long-term debt	$17,310,000	$19,630,000
Deferred revenue-long term	$16,349,000	$17,301,000
Members’ capital	$(1,083,000)	$(1,189,000)
Total liabilities and equity	$38,111,000	$38,149,000

	For the Three Months Ended March 31,
	2003	2004
Revenues	$746,000	$706,000
Net loss	$(122,000)	$(106,000)

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Income Taxes

Indiana Wagering Tax Add-back

In July 1999, the Indiana Department of Revenue (“Department”) issued a Letter of Findings to an Indiana gaming company that the Riverboat Wagering Tax (“RWT”), a tax deducted in computing Federal taxable income, is not deductible when computing Indiana adjusted gross income because the RWT represents a tax that is “based on or measured by income.” The entity that received the Letter of Findings, with the assistance of the Indiana Casino Association, of which Trump Indiana is a member, is vigorously contesting this finding in the Indiana Tax Court on the basis that the RWT is an excise tax, which is excluded from Indiana’s add-back requirements. In April 2004, the Indiana Tax Court found in favor of the Department. The Company has estimated that the amount of potential exposure for the period from commencement of operations in June 1996 through the period ended March 31, 2004, including interest, is approximately $19,108,000. Given the court ruling, this amount has been included in income tax provision on the Statement of Operations for the three months ended March 31, 2004. The Company, along with its peers in the Indiana gaming market, plans to appeal this decision and contest this matter vigorously before the Indiana Supreme Court.

(8) Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) Special-purpose entities (“SPEs”) created prior to February 1, 2003- the company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003; (ii) Non-SPEs created prior to February 1, 2003- the company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004; and (iii) All entities, regardless of whether an SPE, that were created subsequent to January 31, 2003- the provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on the Company’s consolidated financial position, consolidated results of operations, or liquidity. Adoption of this pronouncement had no material impact on the Company’s consolidated financial position, consolidated results of operations, or liquidity.

(9) Subsequent Events

Trump AC Mortgage Notes; May 2004 Interest Payment. The Company anticipates Trump AC making the May 1, 2004 installment of interest on the Trump AC Mortgage Notes within the 30-day grace period provided under the indentures governing such indebtedness. The Company anticipates, but cannot ensure, that Trump AC will have sufficient funds from operations on hand to provide for such interest within the grace period.

NJSEA Subsidy Agreement. On April 12, 2004, the twelve Atlantic City casino properties executed an agreement with the New Jersey Sports & Exposition Authority (“NJSEA”) and the Casino Reinvestment Development Authority (“CRDA”) to, among other things, enhance purses, fund breeder’s awards and establish account wagering at New Jersey horse racing tracks (“NJSEA Subsidy Agreement”).

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The NJSEA Subsidy Agreement provides that the casinos, pro rata according to their gross revenue, shall: (a) provide $34 million to NJSEA in cash, over a four year period, and donate $52 million to NJSEA from the regular payment of their CRDA obligations to, in the aggregate, be used by NJSEA through 2008 to enhance such purses, fund such breeder’s awards and establish such account wagering; and (b) donate $10 million from the regular payment of their CRDA obligations to be used by CRDA as grants to such other North Jersey projects as it shall determine.

The NJSEA Subsidy Agreement further provides, with respect to the obligations of NJSEA and CRDA, for: (a) legislation by December 2004 which establishes and funds a $62 million Casino Expansion Fund to be administered by CRDA and made available pro rata to each casino for use in expanding its casino hotel facility in the amounts of and at the times at which it makes its donation payments to CRDA (“Casino Expansion Fund Act”); (b) a moratorium until January 2009, which casinos may enforce by court injunction, on the conduct of “casino gaming” at any New Jersey racetrack, unless casinos controlling a majority of the hotel rooms controlled by the casinos in Atlantic City otherwise agree; (c) a moratorium until January 2006 on the authorization of “casino gaming” at any New Jersey racetrack, the violation of which shall terminate the Agreement and all further payments to NJSEA and require that NJSEA return all undistributed cash and that CRDA return all undistributed donated CRDA obligations to the casinos; and (d) a license through August 2008, at no cost to the casino industry, for the display of messages promoting Atlantic City generally in prominent locations at the Meadowlands and Monmouth racetracks.

The NJSEA Subsidy Agreement finally provides that, if the Casino Expansion Fund Act is not enacted by the New Jersey Legislature by December 2004: (a) the casinos shall provide $7 million in cash to NJSEA by December 10, 2004 and donate $13 million from the regular payment of their CRDA obligations to NJSEA to, in the aggregate, be used by NJSEA to enhance such purses, fund such breeder’s awards and establish such account wagering; (b) the moratorium on the conduct of “casino gaming” at New Jersey racetracks shall expire as of January 2006; and (c) the NJSEA Subsidy Agreement shall otherwise terminate.

In addition to the NJSEA Subsidy Agreement, prominent leaders of the New Jersey Legislature have publicly stated their intent that the Legislature, by December 2004, enact the Casino Expansion Fund Act; repeal in increments over a three year period, the 4.25% tax on complimentaries it imposed as of July 2003; and, for four years, refrain from imposing any new or increased casino industry specific taxes.

Based on total gaming win for all twelve casino properties for the nine months ended March 31, 2004, THCR’s pro rata share of the total industry contributions is estimated to be approximately 22%.

Trump Plaza Warehouse. On February 17, 2003, Plaza Associates’ off-site warehouse collapsed due to an unusual amount of snowfall. As a result, it was demolished and Trump Plaza is currently leasing another warehouse. During the second quarter of 2004, Plaza Associates settled a claim with the insurance carrier and will be recording a gain of approximately $1.5 million in the second quarter.

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

In this section, the words “Company,” “we,” “our,” “ours,” and “us” refer to Trump Hotels & Casino Resorts, Inc. (“THCR”), Trump Hotels & Casino Resorts Holdings, L.P. (“THCR Holdings”) and its subsidiaries, unless otherwise noted. We, through one or more subsidiaries of THCR Holdings, own and operate four casinos. Three of the four casinos are located in Atlantic City, New Jersey: (i)Trump Taj Mahal Casino Resort (the “Trump Taj Mahal”), (ii) Trump Plaza Hotel and Casino (“Trump Plaza”) and (iii) the Trump Marina Hotel Casino (“Trump Marina,” and together with the Trump Taj Mahal and the Trump Plaza, the “Trump Atlantic City Properties”). The fourth is a riverboat casino docked in Buffington Harbor on Lake Michigan in Indiana ( “Trump Indiana,” and together with the Trump Atlantic City Properties, the “Trump Casino Properties”). We also manage, through Trump 29 Services, Trump 29 Casino located near Palm Springs, California pursuant to a management agreement with an entity wholly-owned by the Twenty-Nine Palms Band of Luiseno Mission Indians, a federally recognized Native American Tribe (the “Tribe”). Terms not defined in this section shall have the meanings ascribed to them elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company has incurred recurring operating losses, which totaled $25.3 million, $12.0 million, and $87.3 million during the years ended December 31, 2001, 2002 and 2003, respectively, and has a working capital deficit of $84.4 million at March 31, 2004. The recurring operating losses are primarily the result of substantial debt service obligations on outstanding indebtedness. In 2004, the Company’s debt service obligation is approximately $225 million. Additionally, the Company has experienced increased competition and other challenges in its markets. Due to these factors, the Company has not been able to reinvest in the maintenance of its owned properties at desired levels or expand its operations. Furthermore, the Company does not currently have any short-term borrowing capacity available. Although the Company anticipates that it will have sufficient funds on hand to provide for the scheduled debt service obligations on its outstanding indebtedness during 2004, there can be no assurances such funds will be available.

Potential Recapitalization

As a result of competitive pressures discussed above, management has reviewed various financing alternatives. On February 12, 2004, the Company announced that it has entered into an exclusivity agreement with DLJMB in connection with a proposed $400 million equity investment by DLJMB to sponsor a comprehensive recapitalization of THCR and its subsidiaries (the “Potential Recapitalization”). On the same date as the announcement of the Potential Recapitalization, certain credit agencies downgraded certain of THCR’s indebtedness. The Potential Recapitalization is contingent upon a variety of factors. No assurances can be made that the Potential Recapitalization will occur, or if it does occur, that it will occur on terms acceptable to the Company to allow the Company to meet its obligations as they become due. Additionally, management has implemented programs to obtain cash flow savings and will continue to attempt to implement such programs in the upcoming year if the Potential Recapitalization does not occur. These programs include labor savings through increased automation of the Company’s slot machine product on the gaming floor and the further reduction of planned capital expenditures and maintenance programs. However, there can be no assurances that these programs will be successful for any protracted period of time. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty or the comprehensive recapitalization.

Factors That May Affect Our Future Results

Some of the factors that may affect our future results are discussed below. For a discussion of other factors that may affect our future results, please see our Annual Report on Form 10-K for the year ended December 31, 2003, previously filed with the SEC and available for inspection on our website at www.trump.com.

We have substantial indebtedness and interest expense which limit our capital expenditures.

Our company has substantial indebtedness and associated interest expense. At March 31, 2004, our consolidated long-term debt was approximately $1.8 billion. Of such indebtedness, $1.3 billion is represented by the Trump AC Mortgage Notes and approximately $494 million is represented by the TCH Notes. The Trump AC Mortgage Notes are guaranteed by Trump Taj Mahal Associates and by Trump Plaza Associates, and are secured by substantially all of the fixed and other assets of such entities on a priority basis. The TCH Notes are guaranteed by Marina Associates, Trump Indiana and Trump 29 Services and are secured by substantially all of the fixed and other assets of such entities on a priority basis. The Trump AC Mortgage Notes and the TCH Notes were issued pursuant to separate indentures, are not cross-collateralized and have separate and distinct Events of Default(as defined in the respective indentures). Management believes that this indebtedness and associated interest expense hinders the Company’s ability to reinvest in the maintenance of its owned properties at desired levels.

Trump AC cannot ensure that it will have sufficient funds on hand to make the May 1, 2004 interest payment on the Trump AC Mortgage Notes within the 30-day grace period.

Interest on the Trump AC Mortgage Notes (approximately $73.1 million, semi-annually) is payable on May 1 and November 1 of each year. THCR anticipates, but cannot ensure, that Trump AC will have sufficient funds on hand from operations to provide for the May 1, 2004 installment of interest then due and payable on the Trump AC Mortgage Notes within the 30-day grace period provided for under the indentures governing the Trump AC Mortgage Notes.

It is an Event of Default under the indentures pursuant to which the Trump AC Mortgage Notes were issued if the interest thereon is not paid within 30 days of the due date. Upon the occurrence of an Event of Default, the Trustee may, and upon the request of the holders of 25% of the outstanding Trump AC Mortgage Notes, is required to, declare the entire unpaid amount of the Trump AC Mortgage Notes to be immediately due and payable. If such an Event of Default were to occur and the Trump AC Mortgage Notes were to be accelerated, Trump AC would not be able to pay such indebtedness. In such event, Trump AC would likely seek to restructure the Trump AC Mortgage Notes.

The Trump AC Mortgage Notes are not guaranteed by THCR or by TCH, and the assets of TCH do not secure the Trump AC Mortgage Notes. An Event of Default under the Trump AC Mortgage Notes is not an Event of Default under the indentures pursuant to which the TCH Notes were issued. The ability of Trump AC and its subsidiaries to pay interest on the Trump AC Mortgage Notes depends on the ability of its subsidiaries to generate cash flows sufficient for such purposes. The ability of Trump AC to borrow funds for such purpose is also restricted.

The rate of interest payable on the TCH Notes increased on March 15, 2004, thereby increasing TCH’s interest expense.

The interest rate on TCH’s First Priority Notes will increase by 0.5% per annum if the TCH First Priority Leverage Ratio (as defined in the indenture for such notes) for any fiscal year, commencing with the year ended December 31, 2003, exceeds 4.8 to 1.0, and by 1.0% per annum if the TCH First Priority Leverage Ratio exceeds 5.3 to 1.0. The First Priority Leverage Ratio for the year ended December 31, 2003 resulted in an increase of the interest rates of the TCH Notes of 1.0%. Such increase is effective from and after March 15, 2004 to March 14, 2005, at which point the rates of interest payable on the TCH Notes would be restored to their original levels, unless the First Priority Leverage Ratio computation for fiscal 2004 results in an increase. The estimated impact on interest expense for such period will be approximately $4,900,000. This will further constrain the ability of TCH to improve its properties, particularly Trump Marina in the intensely competitive marina district of Atlantic City.

THCR is pursuing the Potential Recapitalization which is intended to reduce debt and provide capital, the completion of which cannot be assured.

Recently, THCR announced the Potential Recapitalization to attempt to reduce the high levels of indebtedness of its subsidiaries and related interest expense and infuse equity capital into THCR and its subsidiaries.

Certain holders of the Trump AC Mortgage Notes have formed a committee (the “TACA Noteholder Committee”) to discuss the Potential Recapitalization with the Company and has also engaged advisors. Certain holders of the TCH First Priority Notes have also formed a committee (the “TCH Noteholder Committee”) and have also engaged advisors. The Company and DLJMB have proposed certain key terms of the Potential Recapitalization to the TACA Noteholder Committee and TCH Noteholder Committee which may be different than the terms of a consummated recapitalization plan, if any.

The Potential Recapitalization depends upon the occurrence of several events, including:

•	a restructuring of the Trump AC Mortgage Notes and the TCH Notes that would reduce their face value, either through in or out-of-court proceedings;

•	reaching definitive agreement with THCR and Mr. Trump concerning the specific terms of DLJMB’s investment, including: (i) whether its investment is made directly in THCR or in a subsidiary of THCR; (ii) the price (which may be, or be the equivalent of, or more or less than, the market prices for THCR common stock now or at the date of the definitive agreement); (iii) the amount and percentage ownership to be acquired by DLJMB (although its investment would represent more than a majority in all scenarios discussed to date); (iv) the terms of corporate governance post-investment; (v) the potential resale of its investment; and (vi) the terms of THCR’s continued use of the “Trump” name and marks, and of Mr. Trump’s continued service as Chairman (in exchange for which Mr. Trump is expected to receive additional equity and/or other consideration); and

•	receiving appropriate gaming approvals.

Whether or not the Potential Recapitalization will progress will depend on whether the Special Committee, DLJMB, key holders of the Trump AC Mortgage Notes and the TCH Notes and Mr. Trump are able to agree on the definitive terms of the recapitalization that, once agreed to, would then be proposed for regulatory and other required consents and approvals. There is no assurance any such agreement will be reached, or that if it is reached, that all necessary consents and approvals will be obtained.

The Company and DLJMB have proposed certain key terms of the Potential Recapitalization to the TACA Noteholder Committee and TCH Noteholder Committee which may be different than the terms of a consummated recapitalization plan, if any.

Certain possible consequences of the Potential Recapitalization

If the parties can agree on the terms of a Potential Recapitalization, they will likely seek to implement it through a series of steps, any one of which may not be successful, including the restructuring of the Trump AC Mortgage Notes and the TCH Notes which, given the number of holders of such notes, may be effected through a court approved plan of reorganization. In any such proceeding, THCR anticipates that its trade creditors would be paid in full. There is no assurance that any such plan would be approved by the requisite vote of stakeholders. It is also possible that, if a THCR sponsored plan is not agreed upon, noteholders may propose any number of alternative plans, some of which may involve noteholders seeking to foreclose on their collateral. Pursuant to any plan, noteholders may receive new notes, cash, other property, equity securities, or a combination of any of these. Any such new notes may be secured or unsecured, senior or subordinated, and have payment and other terms substantially different from the Trump AC Mortgage Notes or the TCH Notes.

If the Potential Recapitalization is approved and implemented, it could result in a substantial deleveraging of THCR and its subsidiaries and reduction in its debt service. If the plan is approved and implemented, the holders of common stock of THCR prior to the transaction, including Mr. Trump (on account of his existing shares) are likely to have their existing interests substantially diluted and the value of that interest may be less than now. Further, DLJMB will own a majority equity interest in THCR and will be in a position to control THCR, subject to agreed upon contractual limitations on its rights, if any.

Even if the plan is approved and implemented, and facilitates the desired expansion and development of THCR’s properties, the change may not lead to the hoped for increase in the volume and profitability of THCR’s business.

Alternatives to the Potential Recapitalization

If the Potential Recapitalization or other recapitalization plan is not consummated, THCR will continue to consider alternatives to optimize stakeholder return, reduce its consolidated indebtedness and improve its capital structure, including the alternatives described above and others. There is no assurance that any such alternatives will be achieved.

Our ability to raise capital through refinancing is subject to a variety of risks and uncertainties.

If the Potential Recapitalization is not consummated, the ability of Trump AC and TCH to pay the principal amount of their public debt at maturity (whether scheduled or by acceleration thereof) is primarily dependent upon their ability to obtain refinancing. There is no assurance that the general state of the economy, the status of the capital markets generally, or the receptiveness of the capital markets to the gaming industry or to Trump AC or TCH and their subsidiaries will be conducive to refinancing debt at any given time or on favorable terms. On February 12, 2004, the date of announcement of the Potential Recapitalization, Moody’s downgraded the debt ratings of the Trump AC Mortgage Notes and TCH Notes and Standard & Poor’s downgraded the debt rating of the TCH Notes and placed the Trump AC Mortgage Notes on credit watch. These rating downgrades and any future rating downgrades could impair the Company’s ability to raise debt financing for any purpose if it determined to do so.

Restrictions contained in the indentures governing our public indebtedness may impose limits on our ability to pursue certain business strategies.

The respective indentures governing the Trump AC Mortgage Notes and the TCH Notes contain operating and financial restrictions that limit our discretion on various business matters. These restrictions include covenants limiting our ability to:

•	incur additional debt (with certain limited exceptions) without satisfying certain financial ratios that neither Trump AC nor TCH can currently meet;

•	grant liens;

•	make capital expenditures;

•	make investments without satisfying certain financial ratios that Trump AC and TCH cannot currently meet;

•	sell assets without making an offer to purchase Trump AC Mortgage Notes or TCH Notes, as the case may be;

•	merge or consolidate with another company;

•	pay dividends and other distributions;

•	issue stock of subsidiaries; and

•	enter into transactions with affiliates.

These restrictions may severely restrict flexibility in planning for, or reacting to, changes in our business and the gaming industry. This reduced flexibility could hurt our results of operations and our ability to meet our debt service obligations with respect to our indebtedness.

Taxation of the gaming industry, already significant, may increase in the future which would reduce our profitability.

Indiana Wagering Tax Add-back

In July 1999, the Indiana Department of Revenue (“Department”) issued a Letter of Findings to an Indiana gaming company that the Riverboat Wagering Tax (“RWT”), a tax deducted in computing Federal taxable income, is not deductible when computing Indiana adjusted gross income because the RWT represents a tax that is “based on or measured by income.” The entity that received the Letter of Findings, with the assistance of the Indiana Casino Association, of which Trump Indiana is a member, is vigorously contesting this finding in the Indiana Tax Court on the basis that the RWT is an excise tax, which is excluded from Indiana’s add-back requirements. In April 2004, the Indiana Tax Court found in favor of the Department. The Company has estimated that the amount of potential exposure for the period from commencement of operations in June 1996 through the period ended March 31, 2004, including interest, is approximately $19,108,000. Given the court ruling, this amount has been included in income tax provision on the Statement of Operations for the three months ended March 31, 2004. The Company, along with its peers in the Indiana gaming market, plans to appeal this decision and contest this matter vigorously before the Indiana Supreme Court.

NJSEA Subsidy Agreement.

On April 12, 2004, the twelve Atlantic City casino properties executed an agreement with the New Jersey Sports & Exposition Authority (“NJSEA”) and the Casino Reinvestment Development Authority (“CRDA”) to, among other things, enhance purses, fund breeder’s awards and establish account wagering at New Jersey horse racing tracks (“NJSEA Subsidy Agreement”).

The NJSEA Subsidy Agreement provides that the casinos, pro rata according to their gross revenue, shall: (a) provide $34 million to NJSEA in cash, over a four year period, and donate $52 million to NJSEA from the regular payment of their CRDA obligations to, in the aggregate, be used by NJSEA through 2008 to enhance such purses, fund such breeder’s awards and establish such account wagering; and (b) donate $10 million from the regular payment of their CRDA obligations to be used by CRDA as grants to such other North Jersey projects as it shall determine.

The NJSEA Subsidy Agreement further provides, with respect to the obligations of NJSEA and CRDA, for: (a) legislation by December 2004 which establishes and funds a $62 million Casino Expansion Fund to be administered by CRDA and made available pro rata to each casino for use in expanding its casino hotel facility in the amounts of and at the times at which it makes its donation payments to CRDA (“Casino Expansion Fund Act”); (b) a moratorium until January 2009, which casinos may enforce by court injunction, on the conduct of “casino gaming” at any New Jersey racetrack, unless casinos controlling a majority of the hotel rooms controlled by the casinos in Atlantic City otherwise agree; (c) a moratorium until January 2006 on the authorization of “casino gaming” at any New Jersey racetrack, the violation of which shall terminate the Agreement and all further payments to NJSEA and require that NJSEA return all undistributed cash and that CRDA return all undistributed donated CRDA obligations to the casinos; and (d) a license through August 2008, at no cost to the casino industry, for the display of messages promoting Atlantic City generally in prominent locations at the Meadowlands and Monmouth racetracks.

The NJSEA Subsidy Agreement finally provides that, if the Casino Expansion Fund Act is not enacted by the New Jersey Legislature by December 2004: (a) the casinos shall provide $7 million in cash to NJSEA by December 10, 2004 and donate $13 million from the regular payment of their CRDA obligations to NJSEA to, in the aggregate, be used by NJSEA to enhance such purses, fund such breeder’s awards and establish such account wagering; (b) the moratorium on the conduct of “casino gaming” at New Jersey racetracks shall expire as of January 2006; and (c) the NJSEA Subsidy Agreement shall otherwise terminate.

In addition to the NJSEA Subsidy Agreement, prominent leaders of the New Jersey Legislature have publicly stated their intent that the Legislature, by December 2004, enact the Casino Expansion Fund Act; repeal in increments over a three year period, the 4.25% tax on complimentaries it imposed as of July 2003; and, for four years, refrain from imposing any new or increased casino industry specific taxes.

Based on total gaming win for all twelve casino properties for the nine months ended March 31, 2004, THCR’s pro rata share of the total industry contributions is estimated to be approximately 22%.

Future changes in state taxation of casino gaming companies cannot be predicted, and any such changes could adversely affect our profitability.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management periodically evaluates the Company’s policies and the estimates and assumptions related to such policies. The Trump Casino Properties operate in a highly regulated industry and are subject to regulations that describe and regulate operating and internal control procedures. The Company believes its most critical accounting policies and significant estimates are described below.

Revenue Recognition and Allowance for Doubtful Accounts

The majority of the Company’s revenue is from gaming activities, and the majority of such revenue is derived from cash, which by nature does not involve estimations. The Company extends credit to certain qualified patrons on a discretionary basis. Credit play as a percentage of total dollars wagered on table games has historically been approximately 20% for the past three years. The Trump Casino Properties establish credit limits based upon the particular patron’s creditworthiness, as determined by an examination of various factors, including a credit check of the patron, a verification of the patron’s personal checking account balance and current credit limits and indebtedness at other casinos in the United States, as well as many island casinos. The Company maintains an allowance for doubtful accounts for a portion of those customers whose checks have been unable to be deposited due to non-sufficient funds. This allowance is based on a specific review of customer accounts as well as a review of the history of write-offs of returned markers. Management believes that the reserve recorded is reasonable; however, these estimates could change in the near term based on the actual collection experience with each returned marker.

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

Self- Insurance Reserves

Self-insurance reserves represent the estimated amounts of uninsured claims related to employee health medical costs, workers’ compensation, and personal injury claims that have occurred in the normal course of business. These reserves are established by management based upon specific review of open claims, with consideration of incurred but not reported claims as of the balance sheet date. The costs of the ultimate disposition of these claims may differ from these reserve estimates.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) Special-purpose entities (“SPEs”) created prior to February 1, 2003- the company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003; (ii) Non-SPEs created prior to February 1, 2003- the company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004; and (iii) All entities, regardless of whether an SPE, that were created subsequent to January 31, 2003- the provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on the Company’s consolidated financial position, consolidated results of operations, or liquidity. Adoption of this pronouncement had no material impact on the Company’s consolidated financial position, consolidated results of operations, or liquidity.

Financial Condition -

Liquidity and Capital Resources

The Company has a working capital deficit of $84.4 million at March 31, 2004. The recurring operating losses are primarily the result of substantial debt service obligations on outstanding indebtedness. In 2004, the Company’s debt service obligation is approximately $225 million. Additionally, the Company has experienced increased competition and other challenges in it markets. Due to these factors, the Company has not been able to expand its operations or reinvest in the maintenance of its owned properties at desired levels. Furthermore, although the Company anticipates that it will have sufficient funds on hand to provide for the scheduled debt service obligations on its outstanding indebtedness during 2004, there can be no assurances such funds will be available.

Cash flows from operating activities of the Trump Casino Properties are the Company’s primary source of liquidity. The Company also relies on capital lease financing to satisfy a portion of its capital resource needs. The Company’s ability to borrow funds for its liquidity needs is severely restricted by covenants in the various indentures governing the public debt issues of our subsidiaries and by already high levels of indebtedness and related interest expense. Sources of the Company’s short-term and long-term liquidity include casino gaming revenues and room, food and beverage sales. Although management anticipates that, based upon its cash flow forecast for 2004, THCR and its subsidiaries will have sufficient cash flows to meet their respective debt service requirements on the Trump AC Mortgage Notes and TCH Notes within applicable grace periods and operating expense requirements throughout 2004, there can be no assurances in this regard, including with respect to the Trump AC interest payment that was due on May 1, 2004. In addition, even if Trump AC were to make the interest payment on the Trump AC Mortgage Notes that was due on May 1, 2004 within the applicable 30-day grace period, Trump AC would still have to manage its payables for the remainder of 2004, and would have only five months before having to make the next interest payment due on November 1, 2004 (as opposed to the six months between interest payments that Trump AC would have had if it had made such interest payment by May 1, 2004 without utilizing the applicable grace period). Trump AC’s cash flows from operating activities declined from $58.9 million in 2002 to $31.1 million in 2003, and Trump AC’s working capital deficit as of March 31, 2004 was $59.0 million. A variety of factors, including a decrease or change in the demand for our services, could have a material adverse effect on our liquidity and our ability to service our debt obligations including the Trump AC Mortgage Notes.

The Trump Atlantic City Properties also compete with other Atlantic City casino/hotels based on the quality of customer service, the array of games offered, the attractiveness of a casino/hotel and the extent and quality of the facilities and amenities. In July 2003, the Borgata, a casino hotel built through a joint venture of Boyd Gaming Corporation and MGM Mirage, opened in Atlantic City’s marina district. Since its opening, the Borgata has adversely affected the revenues of the Trump Atlantic City Properties. In addition, some of our Atlantic City competitors have recently completed substantial renovations designed to improve their competitive position. Furthermore, alternatives to casino style gambling, such as video lottery terminals (“VLTs”), are increasing in the northeast region of the country from which we attract most of our customers.

Because the Company has substantial indebtedness and related interest expense, we have not been able to refurbish our properties to desired levels or to pursue various capital expenditures, such as the addition of more hotel rooms. As a result of these factors, management has reviewed various financing alternatives, including the Potential Recapitalization. No assurances can be made that the Potential Recapitalization will occur, or if it does occur, that it will occur on terms acceptable to the Company to allow the Company to meets its obligations as they become due. Additionally, management has implemented programs to obtain cash flow savings and will continue to attempt to implement such programs in the upcoming year if the Potential Recapitalization would not occur. These programs include labor savings through increased automation of the Company’s slot machine product on the gaming floor and the further reduction of planned capital expenditures and maintenance programs. However, there can be no assurances that these programs would be successful for any protracted period of time. Accordingly, the financial statements do no include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty or the Potential Recapitalization.

Capital expenditures for the Trump Casino Properties for the three months ended March 31, 2003 and 2004 are as follows:

TRUMP HOTELS AND CASINO RESORTS

CONSOLIDATING CAPITAL EXPENDITURES

(IN THOUSANDS)

	TRUMP TAJ MAHAL	TRUMP PLAZA	TRUMP AC CONSOL	TRUMP MARINA	TRUMP INDIANA	TCH CONSOL	THCR HOLDINGS	THCR CONSOL
FOR THE THREE MONTHS ENDED MARCH 31, 2003
Purchase of Property & Equipment	$5,525	$887	$6,412	$1,156	$1,705	$2,861	$5	$9,278
Capital Lease Additions	—	1,760	1,760	—	—	—	—	1,760

Total Capital Expenditures	$5,525	$2,647	$8,172	$1,156	$1,705	$2,861	$5	$11,038

FOR THE THREE MONTHS ENDED MARCH 31, 2004
Purchase of Property & Equipment	$2,981	$1,558	$4,539	$898	$1,085	$1,983	$29	$6,551
Capital Lease Additions	11,786	4,573	16,359	4,752	—	4,752	—	21,111

Total Capital Expenditures	$14,767	$6,131	$20,898	$5,650	$1,085	$6,735	$29	$27,662

Note: Capital lease additions for Trump Casino Properties were principally slot machines.

Results of Operations: Operating Revenues and Expenses

All business activities of THCR are conducted primarily by Trump Taj Mahal, Trump Plaza, Trump Marina and Trump Indiana.

Comparison of Three-Month Periods Ended March 31, 2003 and 2004. The following tables include selected data of Trump Taj Mahal, Trump Plaza, Trump Marina and Trump Indiana.

	Three Months Ended March 31, 2003
	Trump Taj Mahal	Trump Plaza	Trump Marina	Trump Indiana	THCR Consolidated*
	(dollars in thousands)
Revenues:
Gaming	$123,232	$75,431	$62,220	$32,825	$293,708
Other	24,077	15,613	12,650	1,841	54,181
Management fees	—	—	—	—	964

Gross revenues	147,309	91,044	74,870	34,666	348,853
Less: Promotional allowances	28,774	21,078	16,347	3,880	70,079

Net Revenues	118,535	69,966	58,523	30,786	278,774

Costs and Expenses:
Gaming	57,158	36,731	30,485	16,342	140,716
Other	8,427	4,794	2,907	1,540	17,668
General & administrative	26,613	16,067	17,159	6,943	67,780
Depreciation & amortization	10,359	5,088	5,395	1,838	22,686
Debt renegotiation costs	—	—	(47)	—	2,628

Total Costs and Expenses	102,557	62,680	55,899	26,663	251,478

Income from Operations	15,978	7,286	2,624	4,123	27,296

Non-operating income	53	79	37	349	613
Interest expense	(24,553)	(14,089)	(20,034)	(586)	(58,053)
Gain(loss) on debt refinancing, net	—	—	9,751	(1,820)	2,892

Total Non-operating Expense, Net	(24,500)	(14,010)	(10,246)	(2,057)	(54,548)

Loss in joint venture	—	—	—	(615)	(615)
Provision for income taxes	(534)	(325)	(300)	—	(1,159)

Income (loss) before minority interest	$(9,056)	$(7,049)	$(7,922)	$1,451	$(29,026)

Minority interest					5,061

Net Loss					$(23,965)

*	Intercompany eliminations and expenses of THCR, THCR Holdings, Trump AC, TCH and Trump 29 Services are not separately shown.

	Three Months Ended March 31, 2004
	Trump Taj Mahal	Trump Plaza	Trump Marina	Trump Indiana	THCR Consolidated*
	(dollars in thousands)
Revenues:
Gaming	$117,723	$72,431	$62,069	$38,476	$290,699
Other	24,458	15,644	13,121	2,031	55,254
Management fees	—	—	—	—	2,285

Gross revenues	142,181	88,075	75,190	40,507	348,238
Less: Promotional allowances	29,454	22,487	16,961	3,131	72,033

Net Revenues	112,727	65,588	58,229	37,376	276,205

Costs and Expenses:
Gaming	54,665	34,950	29,473	19,019	138,107
Other	7,439	4,726	2,887	1,688	16,740
General & administrative	26,031	15,659	16,360	9,413	68,036
Depreciation & amortization	12,490	5,727	5,523	1,729	25,476

Total Costs and Expenses	100,625	61,062	54,243	31,849	248,359

Income from Operations	12,102	4,526	3,986	5,527	27,846

Non-operating income (expense)	(6)	87	28	(52)	124
Interest expense	(24,603)	(14,013)	(10,968)	(2,122)	(55,948)

Total Non-operating Expense, Net	(24,609)	(13,926)	(10,940)	(2,174)	(55,824)

Loss in joint venture	—	—	—	(613)	(613)
Provision for income taxes	(599)	(404)	(88)	(19,108)	(20,199)

Net Loss	$(13,106)	$(9,804)	$(7,042)	$(16,368)	$(48,790)

*	Intercompany eliminations, revenues and expenses of THCR, THCR Holdings, Trump AC, TCH, and Trump 29 Services are not separately shown.

	Three Months Ended March 31, 2003
	Trump Taj Mahal	Trump Plaza		Trump Marina	Trump Indiana		THCR Consolidated
	(dollars in thousands)
Table Game Revenues (1)	$39,887		$22,612	$14,386		$4,643	$81,528
Table Game Drop (2)	$223,710		$143,924	$85,666		$27,857	$481,157
Table Win Percentage (3)	17.8%		15.7%	16.8%		16.7%	16.9%
Number of Table Games	126		90	81		46	343
Slot Revenues (4)	$78,226		$52,819	$47,690		$28,182	$206,917
Slot Handle (5)	$976,008		$675,989	$590,906		$345,849	$2,588,752
Slot Win Percentage (6)	8.0%		7.8%	8.1%		8.2%	8.0%
Number of Slot Machines	4,842		2,962	2,510		1,728	12,042
Other Gaming Revenues	$5,119	$	N/A	$144	$	N/A	$5,263
Total Gaming Revenues	$123,232		$75,431	$62,220		$32,825	$293,708

Number of Guest Rooms	1,250		904	728		300	3,182
Occupancy Rate	92.3%		87.9%	85.0%		49.3%	85.3%
Average Daily Rate (Room Revenue)	$73.70		$75.95	$73.84		$55.00	$73.32

	Three Months Ended March 31, 2004
	Trump Taj Mahal		Trump Plaza			Trump Marina		Trump Indiana		THCR Consolidated
	(dollars in thousands)
Table Game Revenues (1)	$35,272			$20,352		$13,320		$5,001		$73,945
Incr (Decr) over prior period	$(4,615)			$(2,260)		$(1,066)		$358		$(7,583)
Table Game Drop (2)	$206,029			$135,918		$82,568		$33,879		$458,394
Incr (Decr) over prior period	$(17,681)			$(8,006)		$(3,098)		$6,022		$(22,763)
Table Win Percentage (3)	17.1%			15.0%		16.1%		14.8%		16.1%
Incr (Decr) over prior period	(0.7	) pts		(0.7	) pts	(0.7	) pts	(1.9	) pts	(0.8	) pts
Number of Table Games	127			91		75		42		335
Incr (Decr) over prior period	1			1		(6)		(4)		(8)
Slot Revenues (4)	$76,785			$52,079		$48,624		$32,344		$209,832
Incr (Decr) over prior period	$(1,441)			$(740)		$934		$4,162		$2,915
Slot Handle (5)	$995,308			$643,052		$623,721		$416,033		$2,678,114
Incr (Decr) over prior period	$19,300			$(32,937)		$32,815		$70,184		$89,362
Slot Win Percentage (6)	7.7%			8.1%		7.8%		7.8%		7.8%
Incr (Decr) over prior period	(0.3	) pts		0.3 pts		(0.3	) pts	(0.4	) pts	(0.2	) pts
Number of Slot Machines	4,368			2,837		2,501		1,663		11,369
Incr (Decr) over prior period	(474)			(125)		(9)		(65)		(673)
Other Gaming Revenues	$5,666		$	N/A		$125		$1,131		$6,922
Incr (Decr) over prior period	$547		$	N/A		$(19)		$1,131		$1,659
Total Gaming Revenues	$117,723			$72,431		$62,069		$38,476		$290,699
Incr (Decr) over prior period	$(5,509)			$(3,000)		$(151)		$5,651		$(3,009)

Number of Guest Rooms	1,250			904		728		300		3,182
Occupancy Rate	89.8%			85.4%		77.1%		46.7%		81.6%
Average Daily Rate (Room Revenue)	$70.65			$75.31		$79.20		$57.09		$73.12

(1)	“Table Game Revenues” is defined as the total amount wagered by table game patrons (the “Table Game Drop”), less the amounts paid back to such patrons by the casino for winning wagers.
(2)	“Table Game Drop” is defined as the total amount wagered by table game patrons.
(3)	“Table Win Percentage” is defined as the ratio, expressed as a percentage, of Table Game Revenues to Table Game Drop.
(4)	“Slot Revenues” is defined as the total amount wagered by slot patrons (the “Slot Handle”), less the amount paid back to slot patrons by the casino for winning pulls.
(5)	“Slot Handle” is defined as the total amount wagered by slot patrons.
(6)	“Slot Win Percentage” is defined as the ratio, expressed as a percentage, of Slot Revenues to Slot Handle.

Gaming revenues are the primary source of THCR’s revenues. The year-over-year decrease in gaming revenues in the Atlantic City market was due to decreased table game and slot revenues, which was principally caused by the lack of overall market growth to accommodate the Borgata opening in July 2003.

Table game revenues decreased by approximately $7,583,000, or 9.3%, from the comparable period in 2003 due to decreases in table game drop as well as table win percentage in the Atlantic City market. THCR’s Atlantic City table game win percentage was 17.0% and 16.2% for the three months ended March 31, 2003 and 2004, respectively. The Atlantic City industry table game win percentages were 16.6% and 16.3% for the three months ended March 31, 2003 and 2004, respectively. Trump Indiana’s increase of $358,000 in table game revenues was primarily attributed to the $6,022,000 or 21.6% increase in table game drop despite a 1.9 points decrease in table win percentage from the comparable period in 2003. The increase in table game drop at Trump Indiana is attributed to targeted marketing programs.

Slot revenues increased by approximately $2,915,000, or 1.4%, from the comparable period in 2003. Slot revenues decreased at Trump Taj Mahal primarily as a result of decreased slot win percentage. Trump Plaza’s slot revenues decreased as a result of a decline in slot handle. Trump Marina’s and Trump Indiana’s slot revenues increases were primarily the result of increased slot handle due to the success of targeted marketing programs..

Trump Indiana’s gaming revenues also increased in 2004 due to the introduction of poker in December 2003.

For the three months ended March 31, 2004, management fees of $2,285,000 were earned from the Trump 29 Casino compared to $964,000 for the three months ended March 31, 2003. The year-over-year increase is the result of marketing programs which have increased the customer base.

Promotional allowances increased by $1,954,000, or 2.8%, from the comparable period in 2003 primarily as a result of increases in coin expense and complimentary hotel services.

Gaming costs and expenses decreased by approximately $2,609,000, or 1.9%, from the comparable period in 2003. The $5,286,000, or 4.3%, decrease at the Atlantic City properties was attributed to decreases in payroll expenses. The $2,677,000, or 16.4%, increase at Trump Indiana is primarily attributed to increased gaming taxes proportionate to higher gaming revenues and increased payroll expense.

General and administrative expenses increased approximately $256,000, or 0.4%, from the comparable period in 2003. Decreases of $1,789,000 attributed to payroll at the Atlantic City properties were offset by Trump Indiana’s increase of approximately $2,470,000 from the comparable period in 2003. Trump Indiana’s increase was primarily attributed to increases in real estate taxes.

During the three months ended March 31, 2003, THCR incurred debt renegotiation costs of $2,628,000 related to debt financing no longer pursued and transactional fees earned upon the consummation of the TCH Notes Offering on March 25, 2003. There was no comparable expense in 2004.

In connection with the TCH Notes Offering, THCR recognized a net gain of $2,892,000 which consists of a net gain of $10,451,000 on the retirement of the Trump’s Castle Mortgage Notes and Trump’s Castle PIK Notes, a $2,828,000 call premium on the retirement of THCR Holdings Senior Notes, the settlement of Trump Indiana’s interest rate swap of $851,000 and the write off of unamortized loan costs of approximately $3,880,000.

Included in provision for incomes taxes of $20,199,000 for the three months ended March 31, 2004 is $19,108,000 expense recorded by Trump Indiana as a result of a ruling by the Indiana tax court regarding the non-deductibility of the Indiana state wagering tax for the period from commencement of operations in June 1996 through the period ended March 31, 2004.

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

The carrying amount and fair value of our fixed rate indebtedness is as set forth below:

	March 31, 2004
Issuer/Debt	Carrying Amount	Fair Value
	(in thousands)
Trump Atlantic City Associates
$1.2 billion 11.25% First Mortgage Notes due 2006	$1,200,000	$996,000
$75 million 11.25% First Mortgage Notes due 2006	$74,513	$62,250
$25 million 11.25% First Mortgage Notes due 2006	$24,761	$20,750

Trump Casino Holdings, LLC
11.625% First Priority Mortgage Notes due 2010	$405,148	$423,938
17.625% Second Priority Mortgage Notes due 2010	$68,847	$55,078

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

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

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

ITEM 2 — CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 — OTHER INFORMATION

Riviera Holdings Corporation. As previously disclosed, in July and December 2002, Mr. Trump purchased for his own account, 350,000 and 8,000 shares of common stock (the “Riviera Shares”) of Riviera Holdings Corporation (“Riviera”), respectively, and granted THCR Holdings the option to purchase the Riviera Shares for a purchase price equal to the greater of (i) Mr. Trump’s cost of acquiring the Riviera Shares and (ii) the fair market value of the Riviera Shares based upon the 20 trading day average closing price of Riviera’s common stock as reported on the American Stock Exchange preceding the date of exercise. On February 19, 2004, the Nevada Gaming Commission issued an order of registration finding Mr. Trump, THCR, THCR Holdings, THCR’s directors and certain affiliates and executive officers of THCR suitable to hold the Riviera Shares.

On April 5, 2004, Mr. Trump sold the Riviera Shares to an unaffiliated third party in a privately negotiated sale. Prior to the sale, THCR Holdings terminated its option to acquire the Riviera Shares from Mr. Trump. Upon such termination, THCR and THCR Holdings ceased to be beneficial owners of the Riviera Shares.

Trump Orange County. On April 23, 2004, THCR, through a newly-formed subsidiary of TCH, submitted a formal proposal to the Indiana Gaming Commission (the “IGC”) regarding the building and operating of a $123.5 million casino property in Orange County, Indiana (located in the south central portion of Indiana, between Indianapolis and Louisville, KY). The proposal includes the construction of a riverboat-style gaming facility, purchase and restoration of the historic West Baden Springs Historical Landmark and financial support for improvements to additional area landmarks, including the French Lick Springs Resort and Spa and the Indiana Railway Museum. In addition to an up-front contribution of $2 million, THCR proposed an ongoing allocation of one percent (1%) of adjusted gross revenue from the casino to the Historic Hotel Preservation Commission (the “HHPC”) to assist in local renovation and development. The IGC and HHPC are currently reviewing THCR’s proposal, along with two other proposals submitted. It is currently estimated that a casino operating partner will be chosen in the third quarter of 2004.

ITEM	6 — EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

31.1	Certification by the Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

31.2	Certification by the Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

32.1	Certification of the Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Current Reports on Form 8-K:

THCR filed a Current Report on Form 8-K with the SEC on May 3, 2004 regarding its earnings press release for the quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUMP HOTELS & CASINO RESORTS, INC.
(Registrant)

Date: May 14, 2004
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