Form 10-Q
period 2004-06-30
TRUMP HOTELS & CASINO RESORTS INC
filed 2004-08-16
CIK 943320

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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

Yes ☐    No ☒

As of August 16, 2004, there were 29,904,764 shares of common stock and 1,000 shares of class B common stock (having a voting equivalency of 13,918,723 shares of common stock) of Trump Hotels & Casino Resorts, Inc. outstanding.

TRUMP HOTELS & CASINO RESORTS, INC.

INDEX TO FORM 10-Q

Page No.
PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements

Condensed Consolidated Balance Sheets of Trump Hotels & Casino Resorts, Inc. as of December 31, 2003 and June 30, 2004 (unaudited)	1

Condensed Consolidated Statements of Operations of Trump Hotels & Casino Resorts, Inc. for the Three and Six Months Ended June 30, 2003 and 2004 (unaudited)	2

Condensed Consolidated Statement of Stockholders’ Equity (Deficit) of Trump Hotels & Casino Resorts, Inc. for the Six Months Ended June 30, 2004 (unaudited)	3

Condensed Consolidated Statements of Cash Flows of Trump Hotels & Casino Resorts, Inc. for the Six Months Ended June 30, 2003 and 2004 (unaudited)	4

Notes to Condensed Consolidated Financial Statements of Trump Hotels & Casino Resorts Inc.	5

ITEM 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations	15

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk	36

ITEM 4 – Controls and Procedures	36

PART II — OTHER INFORMATION

ITEM 1 – Legal Proceedings	37

ITEM 2 – Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	37

ITEM 3 – Defaults Upon Senior Securities	37

ITEM 4 – Submission of Matters to a Vote of Security Holders	37

ITEM 5 – Other Information	38

ITEM 6 – Exhibits and Reports on Form 8-K	38

SIGNATURE

Signature – Trump Hotels & Casino Resorts, Inc.	40

EXHIBIT INDEX	41

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

TRUMP HOTELS & CASINO RESORTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	December 31, 2003	June 30, 2004
		(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$95,672	$81,133
Receivables, net	38,042	37,000
Inventories	11,749	11,894
Prepaid expenses and other current assets	11,689	16,384

Total Current Assets	157,152	146,411
INVESTMENT IN BUFFINGTON HARBOR, L.L.C.	29,743	28,535
PROPERTY AND EQUIPMENT, NET	1,755,734	1,740,645
DEFERRED BOND AND LOAN ISSUANCE COSTS, NET	26,497	23,141
OTHER ASSETS	62,307	71,061

TOTAL ASSETS	$2,031,433	$2,009,793

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current maturities of long-term debt	$29,399	$32,295
Accounts payable and accrued expenses	142,383	172,254
Due to affiliates, net	2,230	4,655
Accrued interest payable	30,040	30,536

Total Current Liabilities	204,052	239,740
NON-CURRENT LIABILITIES:
Long-term debt, net of current maturities	1,781,498	1,790,930
Long-term debt, related parties	15,425	15,888
Other long-term liabilities	24,881	24,012

TOTAL LIABILITIES	2,025,856	2,070,570

STOCKHOLDERS’ EQUITY (DEFICIT):
Common Stock, $.01 par value, 75,000,000 shares authorized, 32,101,493 issued; 29,904,764 outstanding	321	321
Class B Common Stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional Paid in Capital	470,566	470,566
Accumulated Deficit	(445,110)	(511,464)
Less treasury stock at cost, 2,196,729 shares	(20,200)	(20,200)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	5,577	(60,777)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,031,433	$2,009,793

See accompanying notes.

TRUMP HOTELS & CASINO RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2004

(unaudited)

(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
REVENUES:
Gaming	$320,424	$305,861	$614,132	$596,561
Rooms	20,434	20,226	38,349	37,503
Food and beverage	32,604	33,200	61,297	61,974
Management fees	1,186	2,204	2,149	4,489
Other	9,668	10,740	17,241	19,942

Gross revenues	384,316	372,231	733,168	720,469
Less — Promotional allowances	77,426	79,015	147,505	151,048

Net Revenues	306,890	293,216	585,663	569,421

COSTS AND EXPENSES:
Gaming	145,798	141,445	286,515	279,552
Rooms	8,164	7,576	15,600	14,440
Food and beverage	12,183	12,664	22,415	22,540
General and administrative	69,180	65,945	136,305	132,967
General and administrative-related party	1,248	1,156	1,901	2,169
Depreciation and amortization	22,751	24,636	45,436	50,114
Debt renegotiation costs	323	—	2,951	—

	259,647	253,422	511,123	501,782

Income from operations	47,243	39,794	74,540	67,639

NON-OPERATING INCOME AND (EXPENSE):
Interest income	434	270	1,067	356
Interest expense	(55,199)	(56,930)	(112,597)	(112,195)
Interest expense - related party	(654)	(747)	(1,310)	(1,430)
Gain on debt refinancing, net	—	—	2,892	—
Other non-operating income (expense), net	(7)	2,752	(27)	2,791

	(55,426)	(54,655)	(109,975)	(110,478)

Loss before equity in loss from Buffington Harbor, L.L.C., provision for income taxes and minority interest	(8,183)	(14,861)	(35,435)	(42,839)
Equity in loss from Buffington Harbor, L.L.C.	(615)	(613)	(1,230)	(1,226)

Loss before income taxes and minority interest	(8,798)	(15,474)	(36,665)	(44,065)
Provision for income taxes	(1,250)	(2,090)	(2,409)	(22,289)

Loss before minority interest	(10,048)	(17,564)	(39,074)	(66,354)
Minority interest	—	—	5,061	—

NET LOSS	$(10,048)	$(17,564)	$(34,013)	$(66,354)

Basic and diluted loss per share	$(0.46)	$(0.59)	$(1.55)	$(2.22)

Weighted average number of shares outstanding :
Basic and diluted	22,010,027	29,904,764	22,010,027	29,904,764

See accompanying notes.

TRUMP HOTELS & CASINO RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(unaudited)

(dollars in thousands)

	Common Stock Amount	Add’l Paid In Capital	Accum Deficit	Treasury Stock	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2003	$321	$470,566	$(445,110)	$(20,200)	$5,577
Net Loss			(66,354)		(66,354)

Balance, June 30, 2004	$321	$470,566	$(511,464)	$(20,200)	$(60,777)

At June 30, 2004, there were 29,904,764 shares of Common Stock outstanding and 1,000 shares of Class B Common Stock (having the voting equivalency of 13,918,723 shares of Common Stock) outstanding.

See accompanying notes.

TRUMP HOTELS & CASINO RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2004

(unaudited)

(dollars in thousands)

	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(34,013)	$(66,354)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Gain on debt refinancing, net	(2,892)	—
Issuance of debt in satisfaction of accrued interest	8,636	2,005
Non-cash increase in Trump’s Castle PIK Notes	(6,177)	—
Equity in loss of Buffington Harbor, L.L.C.	1,230	1,226
Depreciation and amortization	45,436	50,114
Minority interest in net loss	(5,061)	—
Accretion of discounts on mortgage notes	2,567	1,300
Amortization of deferred loan costs	3,724	3,268
Provision for losses on receivables	3,634	2,735
Valuation allowance-CRDA investments	3,896	2,269
Changes in operating assets and liabilities:
Increase in receivables	(7,391)	(1,693)
Decrease (increase) in inventories	672	(145)
Increase in other current assets	(4,280)	(4,745)
(Decrease) increase in due to affiliates, net	(47)	2,428
Increase in other assets	(1,949)	(7,720)
Increase in accounts payable, accrued expenses and other current liabilities	15,188	33,137
Increase in accrued interest payable	877	496
Decrease in other long-term liabilities	(2,739)	(502)

Net cash flows provided by operating activities	21,311	17,819

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(15,991)	(11,081)
Purchase of CRDA investments, net	(5,428)	(6,390)
Other	318	(18)

Net cash flows used in investing activities	(21,101)	(17,489)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from additional borrowings, net of discount	468,036	—
Contributed capital	15,000	—
Loan costs on additional borrowings	(19,472)	—
Payment of long-term debt	(473,530)	(14,869)

Net cash flows used in financing activities	(9,966)	(14,869)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,756)	(14,539)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	116,072	95,672

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$106,316	$81,133

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$106,871	$106,556

Cash paid for income taxes	$—	$525

Equipment purchased under capital leases	$25,697	$24,355

See accompanying notes.

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Operations

The accompanying condensed consolidated financial statements include those of Trump Hotels & Casino Resorts, Inc., a Delaware corporation (“THCR” or the “Company”),Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership (“THCR Holdings”), and Subsidiaries (as defined below). THCR Holdings is currently beneficially owned approximately 63.4% by THCR, as both a general and limited partner, and approximately 36.6% by Donald J. Trump, as a limited partner. Mr. Trump’s limited partnership interest in THCR Holdings represents his economic interests in the assets and operations of THCR Holdings. Such limited partnership interest is convertible at Mr. Trump’s option into 13,918,723 shares of THCR’s common stock, par value $.01 per share (the “THCR Common Stock”) (subject to certain adjustments), and if converted, would give Mr. Trump ownership of approximately 54.5% of the THCR Common Stock (including his current personal share ownership) or approximately 56.4% (assuming currently exercisable options held by Mr. Trump were exercised). Mr. Trump’s limited partnership interests in THCR Holdings are represented by 1,000 shares of THCR’s Class B common stock, par value $0.01 per share (the “Class B Common Stock”). The Class B Common Stock has the voting equivalency of 13,918,723 shares of THCR Common Stock and generally votes on all matters with the THCR Common Stock as a single class. The Class B Common Stock is redeemable at par to the extent that Mr. Trump converts his limited partnership interest in THCR Holdings and is not entitled to receive any dividends. Accordingly, the accompanying condensed consolidated financial statements include those of THCR and its 63.4% owned subsidiary, THCR Holdings and its wholly-owned subsidiaries. The minority interest liability in the consolidated balance sheet is adjusted with the proportionate share of the earnings (losses) of THCR. During the quarter ended March 31, 2003, the minority interest liability was completely eliminated through past losses. Consequently, losses will no longer be allocated to minority interest.

THCR has no operations and its ability to service its debt is dependent on the successful operations of the following subsidiaries of THCR Holdings (the “Subsidiaries”): (i) Trump Atlantic City Associates, a New Jersey general partnership (“Trump AC”), which is comprised of Trump Taj Mahal Associates, a New Jersey general partnership (“Taj Associates”), and Trump Plaza Associates, a New Jersey general partnership (“Plaza Associates”); and (ii) Trump Casino Holdings, LLC, a Delaware single member limited liability company (“TCH”), which is comprised of: Trump Indiana, Inc., a Delaware corporation (“Trump Indiana”); Trump Marina Associates, L.P., a New Jersey limited partnership (“Marina Associates”), and THCR Management Services, LLC, a Delaware limited liability company (“Trump 29 Services”). Taj Associates, Plaza Associates and Marina Associates own and operate Trump Taj Mahal Casino Resort, Trump Plaza Hotel and Casino and Trump Marina Hotel Casino, respectively, in Atlantic City, New Jersey. Trump Indiana owns and operates Trump Casino Hotel, a riverboat casino in Buffington Harbor in Gary, Indiana. Trump 29 Services manages Trump 29 Casino located near Palm Springs, California pursuant to a five-year management agreement (the “Trump 29 Management Agreement”) with the Twenty-Nine Palms Enterprises Corporation (“Twenty Nine Palms”), a corporation wholly-owned by the Twenty-Nine Palms Band of Luiseno Mission Indians, a federally recognized Native American Tribe and the owner of Trump 29 Casino (the “Tribe”). TCH was capitalized in March 2003 and Trump Indiana, Marina Associates, Trump Marina, Inc., Trump 29 Services, THCR Management Holdings, LLC (the sole member of Trump 29 Services) and Trump Indiana Realty, LLC became wholly-owned subsidiaries of TCH on March 25, 2003 pursuant to a corporate reorganization approved by the Board of Directors of THCR.

Trump AC had outstanding at June 30, 2004, $1.3 billion principal amount of 11.25% First Mortgage Notes due 2006 (the “Trump AC Mortgage Notes”). The Trump AC Mortgage Notes are guaranteed by the entities that own and operate the Trump Taj Mahal Casino Resort and Trump Plaza Hotel and Casino in Atlantic City, New Jersey. TCH had outstanding at June 30, 2004, two issues of mortgage notes (the “TCH Notes”): (i) $425 million principal amount of 11.625% First Priority Mortgage Notes due 2010 (the “TCH First Priority Notes”) and (ii) approximately $68.8 million principal amount of 17.625% Second Priority Mortgage Notes due 2010 (the “TCH Second Priority Notes”). The TCH Notes are guaranteed by the entities that own and operate the Trump Marina Hotel Casino in Atlantic City, New Jersey, and the Trump Indiana Riverboat in Gary, Indiana, as well as by the entity that manages Trump 29 Casino.

THCR and its Subsidiaries are very highly leveraged, with extensive secured borrowing by THCR’s operating level subsidiaries. The Company has incurred recurring operating losses, which totaled $25.3 million, $12.0 million, and $87.3 million during the years ended December 31, 2001, 2002 and 2003, respectively, and has a working capital deficit of $93.3 million at June 30, 2004. The recurring operating losses are primarily the result of substantial debt service

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

obligations on outstanding indebtedness. In 2004, the Company’s debt service obligation is approximately $247 million. Due primarily to these factors, the Company has not been able to expand its operations or reinvest in the maintenance of its owned properties at desired levels. Furthermore, the Company does not currently have any short-term borrowing capacity available.

To address these factors, management and the board of directors reviewed various financing alternatives. As discussed in Note 10, on August 9, 2004, THCR announced that THCR, Donald J. Trump and DLJ Merchant Banking Partners III, L.P. (“DLJMB”), a private equity fund of Credit Suisse First Boston (“CSFB”), have reached an agreement in principle with a committee formed by certain holders of the Trump AC Mortgage Notes to restructure the Company’s approximately $1.8 billion aggregate principal face amount of public indebtedness and to recapitalize the Company (the “Recapitalization Plan”). The consummation of the Recapitalization Plan is contingent upon a variety of factors. No assurances can be given that the proposed recapitalization will occur, or if it does occur, that it will occur on terms acceptable to the Company. In addition, management has implemented programs to obtain cash flow savings and will continue to attempt to implement such programs in the upcoming year whether or not the proposed recapitalization occurs. These programs include labor savings through increased automation of the Company’s slot machine product on the gaming floor and the further reduction of planned capital expenditures and maintenance programs. However, there can be no assurances that these programs will be successful for any protracted period of time. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty or the Recapitalization Plan.

Given the large number of holders of the Trump AC Mortgage Notes and TCH Notes, the Company intends to effect the transactions in a voluntary chapter 11 proceeding pursuant to a pre-negotiated plan of reorganization in order to implement the Recapitalization Plan in an efficient and timely manner. The Company intends to commence its chapter 11 case by the end of September 2004. If the case is commenced by mid-October, the Company cannot ensure that it would make its September 15, 2004 interest payment on the TCH Notes within the 30 day grace period provided in the indentures governing such notes nor would the Company be required to make the November 1, 2004 interest payment on the Trump AC Mortgage Notes. If the Company’s chapter 11 case is not commenced by the end of November 2004, the Company cannot ensure that it will have sufficient funds on hand from operations to make the November 1, 2004 interest payment on the Trump AC Mortgage Notes within the 30 day grace period provided in the indentures governing such notes. Under such circumstances, the Company would need to borrow funds to provide for such payment of interest. The availability of such funds cannot be assured.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC and available on the SEC’s website at www.sec.gov or through the Company’s website, www.trump.com.

The casino industry in Atlantic City is seasonal in nature, with the peak season being the spring and summer months. Accordingly, results of operations for the period ended June 30, 2004 are not necessarily indicative of the operating results for a full year.

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted average number of shares of THCR Common Stock outstanding. Diluted earnings (loss) per share includes the impact of common stock options using the treasury stock method unless the impact of such securities is anti-dilutive. The shares of THCR’s Class B Common Stock owned by Mr. Trump have no economic interest and therefore are not considered in the calculation of weighted average shares outstanding. The 13,918,723 shares of THCR Common Stock issuable upon the conversion of Mr. Trump’s limited partnership interest in THCR Holdings are excluded in the calculation of earnings (loss) per share since they would be anti-dilutive.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net loss as reported	$(10,048,000)	$(17,564,000)	$(34,013,000)	$(66,354,000)
Deduct total stock-based expense determined under fair value method of all awards, net of tax	(191,000)	(67,000)	(382,000)	(134,000)

Pro forma loss	$(10,239,000)	$(17,631,000)	$(34,395,000)	$(66,488,000)

Basic and diluted loss per-share as reported	$(0.46)	$(0.59)	$(1.55)	$(2.22)

Basic and diluted loss per-share pro forma	$(0.47)	$(0.59)	$(1.56)	$(2.22)

Reclassifications

Certain other reclassifications and disclosures have been made to prior year financial statements to conform to the current year presentation.

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) TCH Notes Offering

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

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Other Assets

Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City. At December 31, 2003 and June 30, 2004, other assets include $8,014,000 that Plaza Associates believes will be recoverable on the settlement of the appeal.

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

(4) Trump Plaza Warehouse

On February 17, 2003, Plaza Associates’ off-site warehouse collapsed due to an unusual amount of snowfall. As a result, it was demolished, and the Company is currently leasing another warehouse. In April of 2004, Plaza Associates settled a claim with the insurance carrier. A gain of $2.1 million was recognized in the quarter ended June 30, 2004 in other non-operating income.

(5) Trump 29 Services

Trump 29 Services operates Trump 29, a casino owned by the Tribe through its sole ownership of Twenty Nine Palms, pursuant to the Trump 29 Management Agreement. The term of the Trump 29 Management Agreement is five years and expires during April 2007. Commencing in April 2005, an affiliate of the Tribe has the option of buying-out Trump 29 Services from the Trump 29 Management Agreement for an early termination fee as defined in the Trump 29 Management Agreement. Pursuant to the Trump 29 Management Agreement, in consideration for the Management Services, Trump 29 Services receives an annual fee based on a percentage of Net Revenues (as defined in the Trump 29 Management Agreement) for each year of the term (the “Management Fee”). Subject to the rights of the Tribe’s lenders and payment of certain priority amounts under the Trump 29 Management Agreement, the Management Fee is payable monthly in amounts equal to the accrued management fee for the preceding month plus any accrued, unpaid amounts. Management Fee revenue was $2,149,000 and $4,489,000 for the six month periods ended June 30, 2003 and 2004, respectively.

(6) Investment in Buffington Harbor Entities

THCR accounts for its investment in the Buffington Harbor Riverboats, L.L.C. (“BHR”) (a 50% joint venture between Trump Indiana and Majestic Star Casino, L.L.C. (“Majestic Star”)) under the equity method of accounting. Trump Indiana and Majestic Star formed BHR and entered into an agreement (the “BHR Agreement”) relating to the joint ownership, development and operation of all common land-based and waterside operations in support of each of Trump Indiana’s and Majestic Star’s separate riverboat casinos at Buffington Harbor. Trump Indiana and Majestic Star are equally responsible for the operating expenses of the common land-based facilities at the site. There can be no assurance that Trump Indiana and/or Majestic Star will be able to fund their respective share of future capital contributions or operating expenses.

In accordance with the BHR Agreement, Trump Indiana and Majestic Star pay berthing and other fees in an amount to cover the operating expenses of BHR. Berthing fees and other fees paid are included in general and administrative expenses in the accompanying statements of operations.

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selected financial information of BHR is as follows:

	December 31, 2003	June 30, 2004
Cash	$82,639	$215,574
Total current assets	$5,095,856	$3,448,268
Property, plant and equipment, net	$61,881,975	$59,484,632
Total assets	$67,079,079	$63,031,409
Total current liabilities	$7,223,402	$5,509,216
Total liabilities	$7,611,893	$5,897,707
Total members’ equity	$59,467,186	$57,133,702

	For the Six Months Ended June 30,
	2003	2004
Gross revenues	$6,715,975	$5,584,238
Net loss	$(2,398,361)	$(2,476,697)

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

Selected financial information of BHPA is as follows:

	December 31, 2003	June 30, 2004
Assets
Current assets	$2,263,000	$4,941,034
Property, plant and equipment, net	$34,889,000	$34,576,846
Other assets	$959,000	$1,033,749
Total assets	$38,111,000	$40,551,629
Liabilities and Equity
Current portion of long-term debt	$1,258,000	$1,258,302
Other current liabilities	$4,277,000	$3,138,598
Total current liabilities	$5,535,000	$4,396,900
Long-term debt	$17,310,000	$19,629,503
Deferred revenue-long term	$16,349,000	$17,530,339
Members’ capital	$(1,083,000)	$(1,005,113)
Total liabilities and equity	$38,111,000	$40,551,629

	For the Six Months Ended June 30,
	2003	2004
Revenues	$1,337,290	$1,559,624
Net loss	$(332,028)	$(717,891)

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Income Taxes

Indiana Wagering Tax Add-back

In July 1999, the Indiana Department of Revenue (“Department”) issued a Letter of Findings to an Indiana gaming company that the Riverboat Wagering Tax (“RWT”), a tax deducted in computing Federal taxable income, is not deductible when computing Indiana adjusted gross income because the RWT represents a tax that is “based on or measured by income.” The entity that received the Letter of Findings, with the assistance of the Indiana Casino Association, of which Trump Indiana is a member, is vigorously contesting this finding in the Indiana Tax Court on the basis that the RWT is an excise tax, which is excluded from Indiana’s add-back requirements. In April 2004, the Indiana Tax Court found in favor of the Department. The Company has estimated that the amount of potential exposure for the period from commencement of operations in June 1996 through the period ended March 31, 2004, including interest, is approximately $19,108,000 and recorded this amount, given the court ruling, during the quarter ended March 31, 2004. Income tax expense related to this matter for the quarter ended June 30, 2004 was $935,000. The Company, along with its peers in the Indiana gaming market, plans to appeal this decision and contest this matter vigorously before the Indiana Supreme Court.

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

(9) NJSEA Subsidy Agreement

On April 12, 2004, the twelve Atlantic City casino properties executed an agreement with the New Jersey Sports & Exposition Authority (“NJSEA”) and the New Jersey Casino Reinvestment Development Authority (“CRDA”) to, among other things, enhance purses, fund breeders’ awards and establish account wagering at New Jersey horse racing tracks (“NJSEA Subsidy Agreement” or “Agreement”).

The Agreement provides that the casinos, pro rata according to their gross revenue: (a) shall pay $34 million to NJSEA in cash, in four yearly payments through October 15, 2007 and donate $52 million to NJSEA from the regular payment of their CRDA obligations for use by NJSEA through 2008 to enhance such purses, fund such breeders’ awards and establish such account wagering; and (b) shall donate $10 million from the regular payment of their CRDA obligations for use by CRDA as grants to such other North Jersey projects as CRDA shall determine. The $62 million

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

donation of CRDA obligations is conditioned upon the timely enactment and funding of the Casino Expansion Fund Act. The Trump Atlantic City Properties have estimated their portion of the industry obligation at approximately 23.0%.

The Agreement also anticipated that Legislation to establish and fund a $62 million Casino Expansion Fund would be effective by December 1, 2004 and that the fund will be administered by CRDA and made available pro rata to each casino for use in expanding its casino hotel facility in the amounts and at the times it makes its donation payments to CRDA (“Casino Expansion Fund Act”). The Agreement further provides for a moratorium until January 2009, which casinos may enforce by court injunction, on the conduct of “casino gaming” at any New Jersey racetrack, (unless casinos controlling a majority of the hotel rooms controlled by the casinos in Atlantic City otherwise agree) and a moratorium until January 2006 on the authorization of “casino gaming” at any New Jersey racetrack, the violation of which would terminate the Agreement and all further payments to NJSEA and require NJSEA to return all undistributed cash and CRDA to return all undistributed donated CRDA obligations to the casinos. The Agreement also grants a license through August 2008 for the display, at no cost to the casino industry, of messages promoting Atlantic City generally in prominent locations at NJSEA’s Meadowlands and Monmouth racetracks.

The Agreement finally provides that, if the Casino Expansion Fund is not established and funded by the New Jersey Legislature by December 1, 2004: (a) the casinos shall provide $7 million in cash to NJSEA by December 10, 2004 and donate $13 million from the regular payment of their CRDA obligations to NJSEA for use by NJSEA to enhance such purses, fund such breeders’ awards and establish such account wagering; (b) the moratorium on the conduct of “casino gaming” at New Jersey racetracks shall expire as of January 2006; and (c) the Agreement shall otherwise terminate.

In addition to the NJSEA Subsidy Agreement, prominent leaders of the New Jersey Legislature publicly stated during Spring 2004 their intent that the Legislature enact the Casino Expansion Fund Act by December 2004, repeal in increments over time the 4.25% tax on casino complimentaries it imposed as of July 2003 and, for four years, refrain from imposing any new or increased casino industry specific taxes. In this regard, legislation was enacted effective June 30, 2004 which : (a) establishes the Atlantic City Expansion Fund, identifies the casino hotel room occupancy fee as its funding source and directs CRDA to provide the Atlantic City Expansion Fund with $62 million and to make same available to each casino licensee for investment in an eligible project which increases the number of hotel rooms in its casino hotel facility; (b) fully phases out the 4.25% tax on casino complimentaries as of July 1, 2009.

(10) Subsequent Events

Recapitalization Plan. As previously disclosed, in the first quarter of 2004, the Company and certain of its subsidiaries entered into an exclusivity agreement and certain letter agreements with DLJMB in connection with a proposed equity investment to sponsor a comprehensive recapitalization of the Company. On August 9, 2004, the Company issued a press release and on August 10, 2004, filed a Current Report on Form 8-K with the SEC announcing that the Company, Donald J. Trump and DLJMB have reached an agreement in principle with a committee formed by certain holders of the Trump AC Mortgage Notes (the “Trump AC Noteholder Committee”) to recapitalize the Company (the “Recapitalization Plan”) and restructure the Company’s approximately $1.8 billion aggregate principal amount of indebtedness for approximately $1.25 billion of new secured notes with an anticipated interest rate of 7.875% per annum and which are expected to be guaranteed by all of the Company’s operating subsidiaries and secured by a second priority lien on all of such subsidiaries’ present and future assets (the “New Notes”). As part of the Recapitalization Plan, Mr. Trump and DLJMB would co-invest $400 million of equity into the recapitalized Company. Mr. Trump’s investment in the recapitalized Company is intended to be approximately $70.9 million, $55 million of which would be in the form of a co-investment with DLJMB and the remainder of which would be invested through Mr. Trump’s contribution of approximately $15.9 million principal amount of his TCH Second Priority Notes. Mr. Trump’s beneficial ownership of the recapitalized Company’s common stock is expected to be up to approximately 25%, on a fully-diluted basis.

Given the large number of noteholders, the Company intends to effect the transactions in a chapter 11 case pursuant to a pre-negotiated plan of reorganization in order to implement the Recapitalization Plan in an efficient and timely manner. The Company intends to commence its chapter 11 case by the end of September 2004 and expects, but cannot ensure that, the Recapitalization Plan will be consummated in the first quarter of 2005. The consummation of the

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recapitalization Plan is subject to a variety of conditions discussed below. The Company intends to maintain its current level of operations during the pendency of the proceedings, expects that its patrons and vendors would experience no change in the way the Company does business with them, and anticipates that the proposed plan of reorganization would not impair trade creditor claims. The Company intends to arrange for up to $100 million debtor-in-possession financing during the proceedings.

In connection with the Recapitalization Plan, the Company has held discussions with certain holders of the TCH Notes, which have formed a committee (the “TCH Noteholder Committee”) to discuss a potential restructuring, and the TCH Noteholder Committee has engaged legal and financial advisors. As part of those discussions, THCR delivered to the TCH Noteholder Committee a proposal that provided for a proposed recovery for the TCH First Priority Notes of amounts in excess of the aggregate accreted amount of those notes as of September 30, 2004. On August 9, 2004, the TCH Noteholder Committee informed THCR that such committee was not in agreement with the proposal made by the Company, and such proposal is no longer outstanding. The Company has not reached any specific agreement with the TCH Noteholder Committee or any other holders of the TCH First Priority Notes concerning a restructuring, and there is no assurance that the Company will reach such an agreement with such holders. The Company’s current proposal contemplates a recovery by holders of TCH First Priority Notes of approximately the accreted value of such notes (approximately 95.6% of the aggregate principal face amount), which the Company believes is an appropriate recovery under the United States bankruptcy code.

Although the Trump AC Noteholder Committee has agreed in principle to support the Recapitalization Plan, such support does not constitute its official approval of the plan of reorganization that is anticipated to be proposed by the Company after a chapter 11 case is commenced. Such approval can be obtained only after a court approved plan disclosure document is distributed to persons entitled to vote on the plan. Moreover, the holders of TCH Notes have not agreed in principle to support the Recapitalization Plan. Although the Company will continue to seek support of the TCH Noteholders, it cannot ensure that such support will be obtained. In such event, the Company currently anticipates consummating the Recapitalization Plan without obtaining the support of TCH Noteholders.

The consummation of the Recapitalization Plan is subject to a number of conditions, the satisfaction of which cannot be assured, including, among other things, the negotiation of a definitive investment agreement with DLJMB, an indenture governing the New Notes, the documentation relating to the Company’s proposed arrangements with Mr. Trump and a plan of reorganization. The plan of reorganization would also be subject to obtaining applicable governmental approvals, including court confirmation of the plan of reorganization and approval of the related solicitation materials, gaming regulatory authority approvals and relevant filings under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended. The definitive terms and conditions of the Recapitalization Plan would be outlined in a disclosure statement that would be sent to security holders and creditors entitled to vote on the plan of reorganization. There can be no assurances that the Recapitalization Plan will be officially proposed as described herein, approved or consummated.

Upon the Company’s announcement of the Recapitalization Plan and intended commencement of the chapter 11 case, the New York Stock Exchange suspended the trading of the Company’s current common stock, and informed THCR that it has applied to the Securities and Exchange Commission to delist THCR’s current common stock, pending the completion of applicable procedures. The recapitalized Company intends to apply to have its new common stock listed on the New York Stock Exchange or other national securities exchange upon the consummation of the Recapitalization Plan.

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

The consummation of the Recapitalization Plan is subject to a number of conditions, the satisfaction of which cannot be assured, including, among other things, the negotiation and performance of definitive transaction documents in connection with the proposed restructuring; THCR’s ability to obtain the required consents of noteholders and other constituencies to carry out the proposed recapitalization; the proposed investment by DLJMB and DLJMB’s role in the recapitalized Company; substantial deterioration of the Company’s base business and cash flows; the negotiation of the potential arrangements with Donald J. Trump in connection with the proposed restructuring; court approval of THCR’s first day papers and other motions presented by it from time to time; the ability of THCR to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the chapter 11 case (or any significant delay with respect thereto); the risk that certain parties may challenge the enforceability of the Restructuring Support Agreement in connection with the chapter 11 proceedings; risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for THCR to propose and confirm one or more plans of reorganization, or for the appointment of a chapter 11 trustee or to convert the case to a chapter 7 case; the ability of THCR to continue as a going concern; the ability of the Company to obtain trade credit, and shipments and terms with vendors and service providers for current orders; the Company’s ability to maintain contracts that are critical to its operations; potential adverse developments with respect to the Company’s liquidity or results of operations; the ability to fund and execute its business plan; the ability to attract, retain and compensate key executives and associates; and the ability of the Company to attract and retain customers; licenses and approvals under applicable laws and regulations, including gaming laws and regulations; adverse outcomes of pending litigation or the possibility of new litigation; changes in the competitive climate in which the Company operates; or a broad downturn in the economy as a whole. Accordingly, there can be no assurance that the Recapitalization Plan will be consummated on the terms as proposed, or at all, or that actual results will not differ significantly from the terms expressed in this report.

These and other factors, including the terms of any reorganization plan ultimately confirmed, can affect the value of the Company’s assets, liabilities, common stock and debt securities. No assurance can be given as to what values, if any, might be ascribed to such assets or liabilities or recovered by debt or equity holders in a chapter 11 case. A plan of reorganization could result in holders of THCR’s common stock receiving no value for their interests. Because of such possibilities, the value of THCR’s common stock is highly speculative. We urge that appropriate caution be exercised in making investment decisions regarding the Company’s securities.

In this section, the words “Company,” “we,” “our,” “ours,” and “us” refer to Trump Hotels & Casino Resorts, Inc. (“THCR”), Trump Hotels & Casino Resorts Holdings, L.P. (“THCR Holdings”) and its subsidiaries, unless otherwise noted. We, through one or more subsidiaries of THCR Holdings, own and operate four casinos. Three of the four casinos are located in Atlantic City, New Jersey: (i) Trump Taj Mahal Casino Resort (the “Trump Taj Mahal”), (ii) Trump Plaza Hotel and Casino (“Trump Plaza”) and (iii) the Trump Marina Hotel Casino (“Trump Marina,” and together with the Trump Taj Mahal and the Trump Plaza, the “Trump Atlantic City Properties”). The fourth is a riverboat casino docked in Buffington Harbor on Lake Michigan in Indiana ( “Trump Indiana,” and together with the Trump Atlantic City Properties, the “Trump Casino Properties”). We also manage, through Trump 29 Services, Trump 29 Casino located near Palm Springs, California pursuant to a management agreement with an entity wholly-owned by the Twenty-Nine Palms Band of Luiseno Mission Indians, a federally recognized Native American Tribe (the “Tribe”). Terms not defined in this section shall have the meanings ascribed to them elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company has incurred recurring operating losses, which totaled $25.3 million, $12.0 million, and $87.3 million during the years ended December 31, 2001, 2002 and 2003, respectively, and had a working capital deficit of $93.3 million at June 30, 2004. The recurring operating losses are primarily the result of substantial debt service obligations on outstanding indebtedness. In 2004, the Company’s debt service obligation is expected to be approximately $247 million. Additionally, the Company has experienced increased competition and other challenges in its markets. The Company’s liquidity situation continues to be constrained, due to the Company’s diminished cash flows, increased trade payables, limited capacity to raise additional capital and minimal cash reserves beyond those required to fulfill gaming regulatory requirements. Due to these factors, the Company has not been able to reinvest in the maintenance of its owned properties at desired levels or expand its operations. Furthermore, the Company does not currently have any short-term borrowing capacity available.

Recapitalization Plan

As previously disclosed, in the first quarter of 2004, the Company and certain of its subsidiaries entered into an exclusivity agreement and certain letter agreements with DLJ Merchant Banking Partners III, L.P. (“DLJMB”), a private equity fund of Credit Suisse First Boston (“CSFB”), in connection with a proposed equity investment to sponsor a comprehensive recapitalization of the Company. On August 9, 2004, the Company issued a press release and on August 10, 2004, filed a Current Report on Form 8-K with the SEC announcing that the Company, Donald J. Trump and DLJMB have reached an agreement in principle with a committee (the “Trump AC Noteholder Committee”) formed by certain holders of the Trump Atlantic City Associates’ 11.25% First Mortgage Notes due 2006 (the “Trump AC Mortgage Notes”) to recapitalize the Company (the “Recapitalization Plan”) and restructure the Company’s funded indebtedness (approximately $1.8 billion aggregate principal amount) for approximately $1.25 billion of new secured notes with an anticipated interest rate of 7.875% per annum and which are expected to be guaranteed by all of the Company’s operating subsidiaries and secured by a second priority lien on all of such subsidiaries’ present and future assets (the “New Notes”). As part of the Recapitalization Plan, Mr. Trump and DLJMB would co-invest $400 million of equity into the recapitalized Company. Mr. Trump’s investment in the recapitalized Company is intended to be approximately $70.9 million, $55 million of which would be in the form of a co-investment with DLJMB and the remainder of which would be invested through Mr. Trump’s contribution of approximately $15.9 million principal amount of his Trump Casino Holdings’ 17.625% Second Priority Mortgage Notes due 2010 (the “TCH Second Priority Notes”). Mr. Trump’s beneficial ownership of the recapitalized Company’s common stock is expected to be up to approximately 25%, on a fully-diluted basis.

The Company, Mr. Trump and the Trump AC Noteholder Committee have entered into a restructuring support agreement reflecting an agreement in principle to support the Recapitalization Plan to restructure the existing notes for approximately $1.25 billion principal amount of the New Notes, cash and common stock of the recapitalized Company (the “Restructuring Support Agreement”). The New Notes, which would be issued by the Company’s holding subsidiary, would have a 10-year maturity and would be senior obligations of the issuer, guaranteed by substantially all of the Company’s operating subsidiaries and secured by a second priority lien on substantially all of such operating subsidiaries’ assets, subject to a first priority lien for secured financing of up to $500 million.

If the Recapitalization Plan is successfully completed, the Company expects to achieve:

•	A reduction of total publicly-traded indebtedness of approximately $544 million, from approximately $1.8 billion to approximately $1.25 billion;

•	A reduction in average interest rates on the Company’s publicly-traded indebtedness from a weighted average rate of approximately 12% to 7.875% per annum;

•	A reduction in annual cash interest expense of approximately $110.2 million;

•	An extension of the maturity of the Company’s publicly-traded indebtedness to ten years;

•	The ability to obtain new financing of up to $500 million secured by a first priority lien on substantially all of the operating subsidiaries’ assets;

•	Funding for deferred capital expenditures and future expansions at the Company’s properties;

•	Significant liquidity to support growth in additional gaming jurisdictions and the ability to expand the Company’s brand on a global basis;

•	Streamlining the public indebtedness of the Company’s subsidiaries into a consolidated single issuer of publicly-traded debt; and

•	An ongoing relationship with DLJMB, an affiliate of CSFB, one of the world’s largest financial institutions.

Under the terms of the Recapitalization Plan, holders of the Trump AC Mortgage Notes would exchange their notes, now approximately $1.3 billion aggregate principal amount, for approximately $228.2 million in cash, approximately $851.9 million aggregate principal amount of the New Notes and approximately $107.2 million of common stock of the recapitalized Company (approximately 18.4% of the primary common shares), based on DLJMB’s purchase price of approximately $0.029 per share (the “Purchase Price”). The holders of the TCH First Priority Notes, now approximately $406.3 million accreted aggregate principal amount, would exchange their notes for approximately $55.9 million in cash, and approximately $350.4 million aggregate principal amount of the New Notes. The holders of the TCH Second Priority Notes, now approximately $68.8 million aggregate principal amount, would exchange their notes for approximately $500,000 in cash, approximately $47.7 million aggregate principal amount of the New Notes, and approximately $15.7 million of common stock of the recapitalized Company (approximately 2.7% of the primary common shares), based on the Purchase Price. In addition, the holders of the Trump AC Mortgage Notes and TCH Notes would receive certain accrued interest as set forth on the term sheet attached to the Restructuring Support Agreement.

Each of the existing stockholders of the Company, including Mr. Trump, would either keep their existing shares or, under certain circumstances, exchange their existing shares for new shares with the same economic terms as the Company’s current shares. In addition, each stockholder would receive a 30-day right to purchase an amount, proportionate to that holder’s existing ownership, of shares of the recapitalized Company’s common stock, at the Purchase Price in a rights offering in the aggregate amount of $50 million (the “Rights Offering”). The right to purchase shares in the Rights Offering would be transferable only in connection with transfers or assignments of each holder’s interests in the shares underlying the rights. If all holders of the existing shares, excluding Mr. Trump, or those holders’ permitted transferees were to participate fully in the Rights Offering, they would invest approximately $22.8 million and own approximately 4% of the recapitalized Company’s common stock, on a primary basis, or approximately 3.9% on a fully-diluted basis. If none of the holders or permitted transferees were to participate in the Rights Offering, their holdings would represent approximately 0.1% of the recapitalized Company’s shares. Any shares of common stock purchased in the Rights Offering and amounts invested directly in the Company or its holding subsidiary by Mr. Trump would reduce DLJMB’s investment in the recapitalized Company. If all holders of the existing shares, including Mr. Trump, or those holders’ permitted transferees were to participate fully in the Rights Offering, DLJMB would own approximately 55.3% of the recapitalized Company’s common stock, on a primary basis, or approximately 53.2% on a fully diluted basis.

As part of the Recapitalization Plan, Mr. Trump would:

•	Invest up to $55 million in the equity of the recapitalized Company and/or its holding subsidiary, either directly or through the Rights Offering;

•	Contribute to the Company approximately $15.9 million aggregate principal amount of the TCH Second Priority Notes owned by him;

•	Serve as the Chairman of the recapitalized Company’s Board of Directors pursuant to a services agreement and terminate his existing executive agreement; and

•	Grant to the recapitalized Company a perpetual and exclusive worldwide trademark license, royalty free, to use his name and likeness and all related marks and intellectual property rights currently licensed to the Company in connection with any casino and gaming activities, subject to customary terms and conditions, and terminate his existing trademark license agreement with the Company.

DLJMB, the Company and Mr. Trump anticipate entering into an investment agreement establishing the definitive terms of DLJMB’s equity investment in the recapitalized Company and/or its holding subsidiary. Also in connection with the DLJMB’s proposed investment, on August 9, 2004, THCR entered into a new exclusivity agreement (the “Second Exclusivity Agreement”) with DLJMB pursuant to which THCR has agreed that THCR and its subsidiaries will work exclusively with DLJMB in implementing the Recapitalization Plan until the earlier of December 31, 2004 or the filing of a chapter 11 case. In addition, on August 9, 2004, THCR and certain of its subsidiaries have renewed certain letter agreements entered into with DLJMB in February 2004 (the “Renewed Letter Agreement”) pursuant to which such entities have agreed to reimburse DLJMB for all reasonable and accountable out-of-pocket expenses not exceeding $5 million and incurred by DLJMB in connection with the Recapitalization Plan after the date of the Renewed Letter Agreement and accruing until, and payable upon, the earlier to occur: (i) an Alternative Transaction (defined in the Renewed Letter Agreement to include the sale of assets or securities or the filing of a voluntary chapter 11 case without the participation of DLJMB) or (ii) January 31, 2006. Also, under the Renewed Letter Agreement, THCR has agreed to pay DLJMB a transaction fee of $25 million if an Alternative Transaction occurs on or before June 30, 2005. In addition, THCR has entered into an escrow agreement with DLJMB pursuant to which the Company has agreed to reimburse DLJMB for certain expenses incurred in the course of their due diligence in connection with the Recapitalization Plan.

Upon the successful recapitalization of the Company and assuming Mr. Trump’s investment of $55 million into the recapitalized Company, Mr. Trump would beneficially own up to approximately 25% of the recapitalized Company’s common stock, consisting of common stock and/or common stock equivalents, and warrants to purchase common stock. In consideration of Mr. Trump’s equity investment and modifications to his contractual arrangements with the Company, Mr. Trump would also receive a parcel of land owned by the Company in Atlantic City, NJ constituting the former World’s Fair site which may be developed for non-gaming related use and the Company’s 25% interest in the Miss Universe pageant. In addition, the recapitalized Company would enter into a renewable three-year development agreement with Mr. Trump pursuant to which The Trump Organization would have the right of first offer to serve as the Company’s general contractor, on commercially reasonable arm’s length terms, with respect to construction and development projects for casinos and casino hotels and related lodging at the Company’s existing and future properties.

The recapitalized Company’s Board of Directors would consist of nine members. Initially, DLJMB would have the right to nominate five members, and Mr. Trump would have the right to nominate three. DLJMB and Mr. Trump would mutually agree upon the nomination of one independent director and each would nominate one independent director out of their respective nominees, subject to applicable rules and regulations of the Securities and Exchange Commission, the governance requirements of the New York Stock Exchange or other exchanges on which the recapitalized Company’s new common stock would be traded, and regulations of the gaming regulatory agencies. The number of directors that DLJMB or Mr. Trump would be able to nominate to the Board would be subject to adjustment based on their respective ownership of the recapitalized Company’s common stock at any given time.

Given the large number of noteholders, the Company intends to effect the transactions in a voluntary chapter 11 case pursuant to a pre-negotiated plan of reorganization in order to implement the Recapitalization Plan in an efficient and timely manner. The Company intends to commence its chapter 11 case by the end of September 2004 and expects, but cannot ensure that, the Recapitalization Plan will be consummated in the first quarter of 2005. If the case is commenced by mid-October, the Company cannot ensure that it would make its September 15, 2004 interest payment on the TCH Notes within the 30 day grace period provided in the indentures governing such notes nor would the Company be required to make the November 1, 2004 interest payment on the Trump AC Mortgage Notes. If the Company’s case is not commenced by the end of November 2004, the Company cannot ensure that it will have sufficient funds on hand from operations to make the November 1, 2004 interest payment on the Trump AC Mortgage Notes within the 30 day grace period provided in the indentures governing such notes. Under such circumstances, the Company would need to borrow funds to provide for such payment of interest. The availability of such funds cannot be assured.

The consummation of the Recapitalization Plan is subject to a variety of conditions discussed below. The Company intends to maintain its current level of operations during the pendency of the proceedings, expects that its patrons and vendors would experience no change in the way the Company does business with them, and anticipates that the proposed plan of reorganization would not impair trade creditor claims. The Company intends to arrange for up to $100 million debtor-in-possession financing during the proceedings.

In connection with the Recapitalization Plan, the Company has held discussions with certain holders of the TCH Notes, which have formed a committee (the “TCH Noteholder Committee”) to discuss a potential restructuring, and the TCH Noteholder Committee has engaged legal and financial advisors. As part of those discussions, THCR delivered to the TCH Noteholder Committee a proposal that provided for a proposed recovery for the TCH First Priority Notes of amounts in excess of the aggregate accreted amount of those notes as of September 30, 2004. On August 9, 2004, the TCH Noteholder Committee informed THCR that such committee was not in agreement with the proposal made by the Company, and such proposal is no longer outstanding. The Company has not reached any specific agreement with the TCH Noteholder Committee or any other holders of the TCH Notes concerning a restructuring, and there is no assurance that the Company will reach such an agreement with such holders. The Company’s current proposal contemplates a recovery by holders of TCH First Priority Notes of approximately the accreted value of such notes (approximately 95.6% of the aggregate principal face amount), which the Company believes is an appropriate recovery under the United States bankruptcy code.

Although the Trump AC Noteholder Committee has agreed in principle to support the Recapitalization Plan, such support does not constitute its official approval of the plan of reorganization that is anticipated to be proposed by the Company after a chapter 11 proceeding is commenced. Such approval can be obtained only after a court approved plan disclosure document is distributed to persons entitled to vote on the plan. Moreover, the holders of TCH Notes have not agreed in principle to support the Recapitalization Plan. Although the Company will continue to seek support of TCH Noteholders, it cannot assure that such support will be obtained. In such event, the Company currently anticipates consummating the Recapitalization Plan without obtaining the support of TCH Noteholders.

The consummation of the Recapitalization Plan is subject to a number of conditions, the satisfaction of which cannot be assured, including, among other things, the negotiation of a definitive investment agreement with DLJMB, an indenture governing the New Notes, the documentation relating to the Company’s proposed arrangements with Mr. Trump and a plan of reorganization. The plan of reorganization would also be subject to obtaining applicable governmental approvals, including court confirmation of the plan of reorganization and approval of the related solicitation materials, gaming regulatory authority approvals and relevant filings under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended. The definitive terms and conditions of the Recapitalization Plan would be outlined in a disclosure statement that would be sent to security holders and creditors entitled to vote on the plan of reorganization. There can be no assurances that the Recapitalization Plan will be officially proposed as described herein, approved or consummated.

Upon the Company’s announcement of the Recapitalization Plan and intended commencement of the chapter 11 case, the New York Stock Exchange suspended the trading of the Company’s current common stock, and informed THCR that it has applied to the Securities and Exchange Commission to delist THCR’s current common stock, pending the completion of applicable procedures. The recapitalized Company intends to apply to have its new common stock listed on the New York Stock Exchange or other national securities exchange upon the consummation of the Recapitalization Plan.

None of the securities proposed to be issued in connection with the proposed recapitalization (including the New Notes and shares referenced herein) have been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws and unless so registered may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. None of the Restructuring Support Agreement, the term sheet attached thereto or press release issued by the Company on August 9, 2004, constitutes an offer to sell or the solicitation of offers to buy any security or constitute an offer, solicitation or sale of any security in any jurisdiction in which such offer, solicitation or sale would be unlawful.

The Company has filed a Current Report on Form 8-K with the Securities and Exchange Commission and has furnished as exhibits to the report the Restructuring Support Agreement (including the term sheet provided to certain noteholders, Mr. Trump and DLJMB) executed by certain holders of the Trump AC Mortgage Notes, Mr. Trump and the Company and certain of its subsidiaries, the Second Exclusivity Agreement and Renewed Letter Agreement executed by the Company and DLJMB, and certain financial projections previously supplied pursuant to confidentiality agreements entered into with the Trump AC Noteholder Committee and the TCH Noteholder Committee.

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

Our company has substantial indebtedness and associated interest expense. At June 30, 2004, our consolidated long-term debt was approximately $1.8 billion. Of such indebtedness, $1.3 billion is represented by the Trump AC Mortgage Notes and approximately $494 million is represented by the TCH Notes. The Trump AC Mortgage Notes are guaranteed by Trump Taj Mahal Associates and by Trump Plaza Associates, and are secured by substantially all of the fixed and other assets of such entities on a first priority basis. The TCH Notes are guaranteed by Marina Associates, Trump Indiana and Trump 29 Services and are secured by substantially all of the fixed and other assets of such entities on a first priority basis. The Trump AC Mortgage Notes and the TCH Notes were issued pursuant to separate indentures, are not cross-collateralized and have separate and distinct “Events of Default” (as defined in the respective indentures). Management believes that this indebtedness and associated interest expense hinders the Company’s ability to reinvest in the maintenance of its owned properties at desired levels.

If we fail to commence our chapter 11 proceeding by the end of November 2004, we cannot ensure that we will be able to make the November 1, 2004 interest payment on the Trump AC Mortgage Notes.

Interest on the Trump AC Mortgage Notes (approximately $73.1 million, semi-annually) is payable on May 1 and November 1 of each year. Given the large number of holders of the Trump AC Mortgage Notes and TCH Notes, the Company intends to effect the Recapitalization Plan in a voluntary chapter 11 proceeding pursuant to a pre-negotiated plan of reorganization in order to implement the Recapitalization Plan in an efficient and timely manner. The Company intends to commence its chapter 11 case by the end of September 2004. If the case is commenced by such time, the Company would not be required to make the November 1, 2004 interest payment on the Trump AC Mortgage Notes. If the Company’s case is not commenced by the end of November 2004, the Company cannot ensure that it will have sufficient funds on hand from operations to make the November 1, 2004 interest payment on the Trump AC Mortgage Notes within the 30 day grace period provided in the indentures governing such notes. Under such circumstances, the Company would need to borrow funds to provide for such payment of interest, the success of which cannot be assured.

It is an “Event of Default” under the indentures pursuant to which the Trump AC Mortgage Notes were issued if the interest thereon is not paid within 30 days of the due date. Upon the occurrence of an “Event of Default”, the Trustee may, and upon the request of the holders of 25% of the outstanding Trump AC Mortgage Notes is required to, declare the entire unpaid amount of the Trump AC Mortgage Notes to be immediately due and payable. If such an “Event of Default” was to occur and the Trump AC Mortgage Notes were to be accelerated, Trump AC would not be able to pay such indebtedness. In such event, Trump AC would likely seek to restructure the Trump AC Mortgage Notes.

The Trump AC Mortgage Notes are not guaranteed by THCR or by TCH, and the assets of TCH do not secure the Trump AC Mortgage Notes. An “Event of Default” under the Trump AC Mortgage Notes is not an “Event of Default” under the indentures pursuant to which the TCH Notes were issued. The ability of Trump AC and its subsidiaries to pay interest on the Trump AC Mortgage Notes depends on the ability of its subsidiaries to generate cash flows sufficient for such purposes. The ability of Trump AC to borrow funds for such purpose is also restricted.

THCR is pursuing the Recapitalization Plan which is intended to reduce debt and provide capital, the completion of which cannot be assured.

On August 9, 2004, THCR announced the Recapitalization Plan to attempt to reduce the high levels of indebtedness of its subsidiaries and related interest expense and infuse equity capital into THCR and its subsidiaries. Also on August 9, 2004, THCR entered into the Second Exclusivity Agreement with DLJMB, and THCR and certain of its subsidiaries entered into the Renewed Letter Agreement with DLJMB pursuant to which THCR has agreed to reimburse DLJMB for out-of-pocket expenses not exceeding $5 million no later than January 31, 2006 and to pay DLJMB $25 million if an Alternative Transaction (as defined in the Renewed Letter Agreement) occurs on or before June 30, 2005. See “Recapitalization Plan.”

If the Recapitalization Plan is not consummated, THCR will be required to seek alternative sources of financing to make its debt service, including interest payments on the Trump AC Mortgage Notes and TCH Notes, and pay any fees owing to DLJMB. There can be no assurances that the general state of the economy, the status of the capital markets, generally, or the receptiveness of the capital markets to the gaming industry or to the Company and its subsidiaries, specifically, will be conducive to refinancing debt on reasonable terms, or at all.

The consummation of the Recapitalization Plan is subject to a number of conditions, the satisfaction of which cannot be assured, including, among other things, the negotiation and performance of definitive transaction documents in connection with the proposed restructuring; THCR’s ability to obtain the required consents of noteholders and other constituencies to carry out the proposed recapitalization; the proposed investment by DLJMB and DLJMB’s role in the recapitalized Company; substantial deterioration of the Company’s base business and cash flows; the negotiation of the potential arrangements with Donald J. Trump in connection with the proposed restructuring; court approval of THCR’s first day papers and other motions presented by it from time to time; the ability of THCR to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the chapter 11 case (or any significant delay with respect thereto); the risk that certain parties may challenge the enforceability of the Restructuring Support Agreement in connection with the chapter 11 proceedings; risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for THCR to propose and confirm one or more plans of reorganization, or for the appointment of a chapter 11 trustee or to convert the case to a chapter 7 case; the ability of THCR to continue as a going concern; the ability of the Company to obtain trade credit, and shipments and terms with vendors and service providers for current orders; the Company’s ability to maintain contracts that are critical to its operations; potential adverse developments with respect to the Company’s liquidity or results of operations; the ability to fund and execute its business plan; the ability to attract, retain and compensate key executives and associates; and the ability of the Company to attract and retain customers; licenses and approvals under applicable laws and regulations, including gaming laws and regulations; adverse outcomes of pending litigation or the possibility of new litigation; changes in the competitive climate in which the Company operates; or a broad downturn in the economy as a whole. Accordingly, there can be no assurance that the Recapitalization Plan will be consummated on the terms as proposed, or at all, or that actual results will not differ significantly from the terms expressed in this report.

Even if the plan is approved and implemented, and facilitates the desired expansion and development of THCR’s properties, the change may not lead to the hoped for increase in the volume and profitability of THCR’s business.

Alternatives to the Recapitalization Plan

If the Recapitalization Plan or other recapitalization plan is not consummated, THCR will continue to consider alternatives to optimize stakeholder return, reduce its consolidated indebtedness and improve its capital structure, including the alternatives described above and others. There is no assurance that any such alternatives will be achieved.

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

Pennsylvania and New York have enacted gaming legislation which may harm us, and other states may do so in the future.

In July 2004, the Pennsylvania state legislature passed extensive legislation that could adversely affect us. The legislation permits up to 61,000 slot machines statewide at up to 14 different locations, seven or eight of which would be at racetracks, plus four or five slot parlors and two small resorts. Three of the racetracks, Pocono Downs, Philadelphia Park and Chester Downs, as well as two slot parlors located within the city limits of Philadelphia, are in Atlantic City’s customer markets. It is anticipated that up to 15,000 slot machines would be in place by 2006.

Also in July 2004, the Appellate Division of the Supreme Court of New York unanimously ruled that Indian-owned casinos could legally be operated in New York under the New York state law passed in October 2001. The law permits three new casinos in western New York, one in Niagara Falls, one in Buffalo and one on land owned by the Seneca Indian Nation, all of which would be owned by the Seneca Indian Nation. The legislation also permits up to three casinos in the Catskills in Ulster and Sullivan counties, also to be owned by Native American tribes. In addition, the legislation allows slot machines to be placed in Indian-owned casinos. The court also ruled that New York state could participate in the multi-state Mega-Millions lottery game.

The New York law had also permitted the installation of video lottery terminals, (“VLTs”), at five horse racing tracks situated across the state of New York. In its July 2004 ruling, however, the Appellate Division of the Supreme Court of New York ruled that the law was unconstitutional because it required that a portion of VLT revenues go to horse racing breeding funds and track purses. New York’s constitution stipulates that all net proceeds from lottery games go to aid education in New York state. It is anticipated that the ruling will be appealed.

In addition, other states neighboring New Jersey, including Maryland, are currently contemplating gaming legislation. The net effect of these facilities and other items, when operational, on Atlantic City, including our properties, cannot be predicted. Since our market is primarily a drive-to market, legalized gaming in one or more states neighboring or within close proximity to New Jersey could have a material adverse effect on the Atlantic City gaming market, including our properties.

We do not know how the recently announced gaming company mergers will, upon consummation, affect us.

In June 2004, MGM Mirage and Mandalay Resort Group announced that they have entered into a definitive merger agreement under which MGM Mirage will purchase Mandalay. If consummated, the MGM Mirage would own and operate up to 28 properties across the country. Also, in July 2004, Harrah’s Entertainment Inc. announced its intention of buying Caesars Entertainment Inc., which would, if consummated, create the world’s largest gaming company with as many as 54 casinos across the country. The Harrah’s-Caesars company would hold a large percentage of properties in jurisdictions in which we currently compete. The final terms of either of these mergers, including whether or not any of the companies will have to divest of any of their properties under the federal anti-trust laws or under the rules and regulations promulgated by the various gaming regulatory agencies, are unknown at this time. The effects of either of these mergers on the gaming market, in general, or on any jurisdiction in which we currently have properties, in particular, cannot be ascertained at this time.

Taxation of the gaming industry, already significant, may increase in the future which would reduce our profitability.

Indiana Wagering Tax Add-back

In July 1999, the Indiana Department of Revenue (“Department”) issued a Letter of Findings to an Indiana gaming company that the Riverboat Wagering Tax (“RWT”), a tax deducted in computing Federal taxable income, is not deductible when computing Indiana adjusted gross income because the RWT represents a tax that is “based on or measured by income.” The entity that received the Letter of Findings, with the assistance of the Indiana Casino Association, of which Trump Indiana is a member, is vigorously contesting this finding in the Indiana Tax Court on the basis that the RWT is an excise tax, which is excluded from Indiana’s add-back requirements. In April 2004, the Indiana Tax Court found in favor of the Department. The Company has estimated that the amount of potential exposure for the period from commencement of operations in June 1996 through the period ended March 31, 2004, including interest, is approximately $19,108,000 and recorded this amount, given the court ruling, during the quarter ended March 31, 2004. Income tax expense related to this matter for the quarter ended June 30, 2004 was $935,000. The Company, along with its peers in the Indiana gaming market, plans to appeal this decision and contest this matter vigorously before the Indiana Supreme Court.

NJSEA Subsidy Agreement.

On April 12, 2004, the twelve Atlantic City casino properties executed an agreement with the New Jersey Sports & Exposition Authority (“NJSEA”) and the New Jersey Casino Reinvestment Development Authority (“CRDA”) to, among other things, enhance purses, fund breeders’ awards and establish account wagering at New Jersey horse racing tracks (“NJSEA Subsidy Agreement” or “Agreement”).

The Agreement provides that the casinos, pro rata according to their gross revenue: (a) shall pay $34 million to NJSEA in cash, in four yearly payments through October 15, 2007 and donate $52 million to NJSEA from the regular payment of their CRDA obligations for use by NJSEA through 2008 to enhance such purses, fund such breeders’ awards and establish such account wagering; and (b) shall donate $10 million from the regular payment of their CRDA obligations for use by CRDA as grants to such other North Jersey projects as CRDA shall determine. The $62 million donation of CRDA obligations is conditioned upon the timely enactment and funding of the Casino Expansion Fund Act. The Trump Atlantic City Properties have estimated their portion of the industry obligation at approximately 23.0%.

The Agreement also anticipated that Legislation to establish and fund a $62 million Casino Expansion Fund would be effective by December 1, 2004 and that the fund will be administered by CRDA and made available pro rata to each casino for use in expanding its casino hotel facility in the amounts and at the times it makes its donation payments to CRDA (“Casino Expansion Fund Act”). The Agreement further provides for a moratorium until January 2009, which casinos may enforce by court injunction, on the conduct of “casino gaming” at any New Jersey racetrack, (unless casinos controlling a majority of the hotel rooms controlled by the casinos in Atlantic City otherwise agree) and a moratorium until January 2006 on the authorization of “casino gaming” at any New Jersey racetrack, the violation of which would terminate the Agreement and all further payments to NJSEA and require NJSEA to return all undistributed cash and CRDA to return all undistributed donated CRDA obligations to the casinos. The Agreement also grants a license through August 2008 for the display, at no cost to the casino industry, of messages promoting Atlantic City generally in prominent locations at NJSEA’s Meadowlands and Monmouth racetracks.

The Agreement finally provides that, if the Casino Expansion Fund is not established and funded by the New Jersey Legislature by December 1, 2004: (a) the casinos shall provide $7 million in cash to NJSEA by December 10, 2004 and donate $13 million from the regular payment of their CRDA obligations to NJSEA for use by NJSEA to enhance such purses, fund such breeders’ awards and establish such account wagering; (b) the moratorium on the conduct of “casino gaming” at New Jersey racetracks shall expire as of January 2006; and (c) the Agreement shall otherwise terminate.

In addition to the NJSEA Subsidy Agreement, prominent leaders of the New Jersey Legislature publicly stated during Spring 2004 their intent that the Legislature enact the Casino Expansion Fund Act, by December 2004, repeal in increments over time the 4.25% tax on casino complimentaries it imposed as of July 2003 and, for four years, refrain from imposing any new or increased casino industry specific taxes. In this regard, legislation was enacted effective June 30, 2004 which : (a) establishes the Atlantic City Expansion Fund, identifies the casino hotel room occupancy fee as its funding source and directs CRDA to provide the Atlantic City Expansion Fund with $62 million and to make same available to each casino licensee for investment in an eligible project which increases the number of hotel rooms in its casino hotel facility; (b) fully phases out the 4.25% tax on casino complimentaries as of July 1, 2009.

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

Financial Condition -

Liquidity and Capital Resources

The Company had a working capital deficit of $93.3 million at June 30, 2004 and has experienced recurring operating losses. The recurring operating losses are primarily the result of substantial debt service obligations on outstanding indebtedness. In 2004, the Company’s debt service obligation is expected to be approximately $247 million. Additionally, the Company has experienced increased competition and other challenges in its markets. The Company’s liquidity situation continues to be constrained, due to the Company’s diminished cash flows, increased trade payables, limited capacity to raise additional capital and minimal cash reserves beyond those required to fulfill gaming regulatory requirements. Due to these factors, the Company has not been able to expand its operations or reinvest in the maintenance of its owned properties at desired levels.

Cash flows from operating activities of the Trump Casino Properties are the Company’s primary source of liquidity. The Company also relies on capital lease financing to satisfy a portion of its capital resource needs. The Company’s ability to borrow funds for its liquidity needs is severely restricted by covenants in the various indentures governing the public debt issues of our subsidiaries and by already high levels of indebtedness and related interest expense. Sources of the Company’s short-term and long-term liquidity include casino gaming revenues and room, food and beverage sales. If the Recapitalization Plan is not successfully consummated, the Company will be required to seek alternative sources of financing to make its debt service, including interest payment on the Trump AC Mortgage Notes and TCH Notes. There can be no assurance that the general state of the economy, the status of the capital markets, generally, or the receptiveness of the capital markets to the gaming industry to Trump AC or TCH and their subsidiaries, specifically, will be conducive to refinancing debt on reasonable terms, or at all. In addition, under such circumstances, the Company would need to seek covenant waivers from noteholders to borrow any funds.

Also, in connection with their audit of the Company’s financial statements for the year ended December 31, 2003, the Company’s independent auditors expressed substantial doubt about the Company’s ability to continue as a going concern, absent the successful completion of a restructuring or alternative transaction. The Company’s financial condition would also make it difficult for the Company to obtain alternative financing in the event the Recapitalization Plan is not consummated.

Trump AC’s cash flows from operating activities declined from $58.9 million in 2002 to $31.1 million in 2003, and Trump AC’s working capital deficit as of June 30, 2004 was $64.8 million. A variety of factors, including a decrease or change in the demand for our services, could have a material adverse effect on our liquidity and our ability to service our debt obligations including the Trump AC Mortgage Notes. Interest on the Trump AC Mortgage Notes (approximately $73.1 million, semi-annually) is payable on May 1 and November 1 of each year. Given the large number of holders of the Trump AC Mortgage Notes and TCH Notes, the Company intends to effect its proposed recapitalization in a voluntary chapter 11 proceeding pursuant to a pre-negotiated plan of reorganization in order to implement the Recapitalization Plan in an efficient and timely manner. The Company intends to commence its chapter 11 case by the end of September 2004. If the case is commenced by mid-October, the Company cannot ensure that it would make its September 15, 2004 interest payment on the TCH Notes within the 30 day grace period provided in the indentures governing such notes nor would the Company be required to make the November 1, 2004 interest payment on the Trump AC Mortgage Notes. If the Company’s case is not commenced by the end of November 2004, the Company cannot ensure that it will have sufficient funds on hand from operations to make the November 1, 2004 interest payment on the Trump AC Mortgage Notes within the 30 day grace period provided in the indentures governing such notes. Under such circumstances, the Company would need to borrow funds to provide for such payment of interest. The availability of such funds cannot be assured.

The Trump Atlantic City Properties also compete with other Atlantic City casino/hotels based on the quality of customer service, the array of games offered, the attractiveness of a casino/hotel and the extent and quality of the facilities and amenities. In July 2003, the Borgata Hotel Casino & Spa (the “Borgata”), a casino hotel built through a joint venture of Boyd Gaming Corporation and MGM Mirage, opened in Atlantic City’s marina district. Since its opening, the Borgata has adversely affected the revenues of the Trump Atlantic City Properties and has announced its intentions to expand its casino floor and amenities. In addition, some of our Atlantic City competitors have recently completed substantial renovations designed to improve their competitive position. Furthermore, alternatives to casino style gambling, such as VLTs, are increasing in the northeast region of the country from which we attract most of our customers.

In July 2004, the Pennsylvania state legislature passed extensive legislation which permitted up to 61,000 slot machines statewide at up to 14 different locations, seven or eight of which would be at racetracks, plus four or five slot parlors and two small resorts. Three of the racetracks, Pocono Downs, Philadelphia Park and Chester Downs, as well as two slot parlors located within the city limits of Philadelphia, are in Atlantic City’s customer markets. It is anticipated that up to 15,000 slot machines would be in place by 2006. Also in July 2004, the Appellate Division of the Supreme Court of New York unanimously ruled that Indian-owned casinos could legally be operated in New York under the New York state law passed in October 2001. Legalized gaming in one or more states neighboring, or within close proximity to, Atlantic City, New Jersey could have a material adverse effect on the Atlantic City gaming market, overall, including our properties. See “Factors That May Affect Our Future Results – Pennsylvania and New York have enacted gaming legislation which may harm us, and other states may do so in the future.”

Due to the Company’s constrained liquidity position, resulting, in part, from substantial indebtedness and related interest expense, the Company has not been able to refurbish its properties to desired levels or to pursue various capital expenditures, such as the addition of more hotel rooms, or undertake significant new business initiatives. As a result of these factors, management has reviewed various financing alternatives, including the Recapitalization Plan. No assurances can be made that the Recapitalization Plan will occur, or if it does occur, that it will occur on terms acceptable to the Company to allow the Company to meet its obligations as they become due. Additionally, management has implemented programs to obtain cash flow savings and will continue to attempt to implement such programs in the upcoming year whether or not the Recapitalization Plan occurs. These programs include labor savings through increased automation of the Company’s slot machine product on the gaming floor and the further reduction of planned capital expenditures and maintenance programs. However, there can be no assurances that these programs would be successful for any protracted period of time. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty or the comprehensive recapitalization.

Capital expenditures for the Trump Casino Properties for the six months ended June 30, 2003 and 2004 are as follows:

TRUMP HOTELS AND CASINO RESORTS, INC.

CONSOLIDATING CAPITAL EXPENDITURES

(IN THOUSANDS)

	TRUMP TAJ MAHAL	TRUMP PLAZA	TRUMP AC CONSOL	TRUMP MARINA	TRUMP INDIANA	TCH CONSOL	THCR HOLDINGS	THCR CONSOL
FOR THE SIX MONTHS ENDED JUNE 30, 2003
Purchase of Property & Equipment	$9,877	$2,000	$11,877	$2,408	$1,684	$4,092	$22	$15,991
Capital Lease Additions	10,609	4,547	15,156	5,831	4,710	10,541	—	25,697

Total Capital Expenditures	$20,486	$6,547	$27,033	$8,239	$6,394	$14,633	$22	$41,688

FOR THE SIX MONTHS ENDED JUNE 30, 2004
Purchase of Property & Equipment	$5,301	$2,374	$7,675	$1,482	$1,593	$3,075	$331	$11,081
Capital Lease Additions	11,786	6,488	18,274	5,992	89	6,081	—	24,355

Total Capital Expenditures	$17,087	$8,862	$25,949	$7,474	$1,682	$9,156	$331	$35,436

Note:	Capital lease additions for the Trump Casino Properties were principally slot machines.

Results of Operations: Operating Revenues and Expenses

All business activities of THCR are conducted primarily by Trump Taj Mahal, Trump Plaza, Trump Marina and Trump Indiana.

Comparison of Three-Month Periods Ended June 30, 2003 and 2004. The following tables include selected data of Trump Taj Mahal, Trump Plaza, Trump Marina and Trump Indiana.

	Three Months Ended June 30, 2003
	Trump Taj Mahal	Trump Plaza	Trump Marina	Trump Indiana	THCR Consolidated*
	(dollars in thousands)
Revenues:
Gaming	$134,133	$84,432	$69,956	$31,903	$320,424
Other	26,798	17,533	15,933	2,442	62,706
Management fees	—	—	—	—	1,186

Gross revenues	160,931	101,965	85,889	34,345	384,316
Less: Promotional allowances	32,988	23,208	17,679	3,551	77,426

Net Revenues	127,943	78,757	68,210	30,794	306,890

Costs and Expenses:
Gaming	58,871	37,659	31,639	17,629	145,798
Other	9,070	5,630	4,004	1,643	20,347
General & administrative	27,579	17,283	17,732	7,397	70,428
Depreciation & amortization	10,993	4,633	5,248	1,869	22,751
Debt renegotiation costs	—	—	—	—	323

Total Costs and Expenses	106,513	65,205	58,623	28,538	259,647

Income from Operations	21,430	13,552	9,587	2,256	47,243

Non-operating income	34	96	20	15	427
Interest expense	(24,543)	(14,208)	(10,912)	(2,157)	(55,853)

Total Non-operating Expense, Net	(24,509)	(14,112)	(10,892)	(2,142)	(55,426)

Loss in joint venture	—	—	—	(615)	(615)
Provision for income taxes	(583)	(367)	(300)	—	(1,250)

Net Loss	$(3,662)	$(927)	$(1,605)	$(501)	$(10,048)

*	Intercompany eliminations and expenses of THCR, THCR Holdings, Trump AC, TCH and Trump 29 Services are not separately shown.

	Three Months Ended June 30, 2004
	Trump Taj Mahal	Trump Plaza	Trump Marina	Trump Indiana	THCR Consolidated*
	(dollars in thousands)
Revenues:
Gaming	$124,962	$80,045	$65,160	$35,694	$305,861
Other	26,964	18,917	16,084	2,201	64,166
Management fees	—	—	—	—	2,204

Gross revenues	151,926	98,962	81,244	37,895	372,231
Less: Promotional allowances	31,523	25,592	18,972	2,928	79,015

Net Revenues	120,403	73,370	62,272	34,967	293,216

Costs and Expenses:
Gaming	55,766	37,377	30,232	18,070	141,445
Other	9,028	5,912	3,559	1,741	20,240
General & administrative	25,460	16,390	15,920	8,688	67,101
Depreciation & amortization	12,065	5,231	5,518	1,809	24,636

Total Costs and Expenses	102,319	64,910	55,229	30,308	253,422

Income from Operations	18,084	8,460	7,043	4,659	39,794

Non-operating income (expense)	13	2,232	42	633	3,022
Interest expense	(25,136)	(14,236)	(11,550)	(2,234)	(57,677)

Total Non-operating Expense, Net	(25,123)	(12,004)	(11,508)	(1,601)	(54,655)

Loss in joint venture	—	—	—	(613)	(613)
Provision for income taxes	(634)	(434)	(87)	(935)	(2,090)

Net Income (Loss)	$(7,673)	$(3,978)	$(4,552)	$1,510	$(17,564)

*	Intercompany eliminations, revenues and expenses of THCR, THCR Holdings, Trump AC, TCH, and Trump 29 Services are not separately shown.

	Three Months Ended June 30, 2003
	Trump Taj Mahal		Trump Plaza			Trump Marina		Trump Indiana		THCR Consolidated
	(dollars in thousands)
Table Game Revenues (1)	$38,353			$24,498		$17,479		$4,501		$84,831
Table Game Drop (2)	$227,850			$141,275		$97,420		$27,897		$494,442
Table Win Percentage (3)	16.8%			17.3%		17.9%		16.1%		17.2%
Number of Table Games	127			89		81		45		342
Slot Revenues (4)	$90,116			$59,934		$52,297		$27,402		$229,749
Slot Handle (5)	$1,129,566			$746,112		$645,581		$358,681		$2,879,940
Slot Win Percentage (6)	8.0%			8.0%		8.1%		7.6%		8.0%
Number of Slot Machines	4,597			2,950		2,517		1,717		11,781
Other Gaming Revenues	$5,664		$	N/A		$180		$ N/A		$5,844
Total Gaming Revenues	$134,133			$84,432		$69,956		$31,903		$320,424
Number of Guest Rooms	1,250			904		728		300		3,182
Occupancy Rate	94.6%			95.6%		91.2%		54.1%		90.3%
Average Daily Rate (Room Revenue)	$79.01			$80.65		$78.74		$56.00		$78.15

	Three Months Ended June 30, 2004
	Trump Taj Mahal		Trump Plaza			Trump Marina		Trump Indiana		THCR Consolidated
	(dollars in thousands)
Table Game Revenues (1)	$36,180			$19,753		$13,306		$4,598		$73,837
Increase (Decrease) over prior period	$(2,173)			$(4,745)		$(4,173)		$97		$(10,994)
Table Game Drop (2)	$209,627			$136,814		$86,258		$30,939		$463,638
Increase (Decrease) over prior period	$(18,223)			$(4,461)		$(11,162)		$3,042		$(30,804)
Table Win Percentage (3)	17.3%			14.4%		15.4%		14.9%		15.9%
Increase (Decrease) over prior period	0.5	pts		(2.9	)pts	(2.5	)pts	(1.2	)pts	(1.3	)pts
Number of Table Games	127			91		75		39		332
Increase (Decrease) over prior period	—			2		(6)		(6)		(10)
Slot Revenues (4)	$83,283			$60,292		$51,727		$29,810		$225,112
Increase (Decrease) over prior period	$(6,833)			$358		$(570)		$2,408		$(4,637)
Slot Handle (5)	$1,058,238			$720,760		$655,885		$393,440		$2,828,323
Increase (Decrease) over prior period	$(71,328)			$(25,352)		$10,304		$34,759		$(51,617)
Slot Win Percentage (6)	7.9%			8.4%		7.9%		7.6%		8.0%
Increase (Decrease) over prior period	(0.1	)pts		0.4	pts	(0.2	)pts	—	pts	—	pts
Number of Slot Machines	4,416			2,853		2,508		1,723		11,500
Increase (Decrease) over prior period	(181)			(97)		(9)		6		(281)
Other Gaming Revenues	$5,499		$	N/A		$127		$1,286		$6,912
Increase (Decrease) over prior period	$(165)		$	N/A		$(53)		$1,286		$1,068
Total Gaming Revenues	$124,962			$80,045		$65,160		$35,694		$305,861
Increase (Decrease) over prior period	$(9,171)			$(4,387)		$(4,796)		$3,791		$(14,563)
Number of Guest Rooms	1,250			904		728		300		3,182
Occupancy Rate	95.5%			97.0%		88.7%		54.3%		90.5%
Average Daily Rate (Room Revenue)	$77.03			$78.93		$80.40		$57.00		$77.22

(1)	“Table Game Revenues” is defined as the total amount wagered by table game patrons (the “Table Game Drop”), less the amounts paid back to such patrons by the casino for winning wagers.

(2)	“Table Game Drop” is defined as the total amount wagered by table game patrons.

(3)	“Table Win Percentage” is defined as the ratio, expressed as a percentage, of Table Game Revenues to Table Game Drop.

(4)	“Slot Revenues” is defined as the total amount wagered by slot patrons (the “Slot Handle”), less the amount paid back to slot patrons by the casino for winning pulls.

(5)	“Slot Handle” is defined as the total amount wagered by slot patrons.

(6)	“Slot Win Percentage” is defined as the ratio, expressed as a percentage, of Slot Revenues to Slot Handle.

Gaming revenues are the primary source of THCR’s revenues. The year-over-year decrease in gaming revenues in the Atlantic City market was due to decreased table game and slot revenues, which was principally caused by the lack of overall market growth to accommodate the Borgata opening in July 2003.

Table game revenues decreased by approximately $10,994,000, or 13.0%, from the comparable period in 2003 due to decreases in table game drop as well as table win percentage at the Atlantic City properties. THCR’s Atlantic City table game win percentage was 17.2% and 15.9% for the three months ended June 30, 2003 and 2004, respectively. The Atlantic City industry table game win percentages were 16.3% and 15.4% for the three months ended June 30, 2003 and 2004, respectively. Trump Indiana’s increase of $97,000 in table game revenues was primarily attributed to the $3,042,000 or 10.9% increase in table game drop despite a 1.2 points decrease in table win percentage from the comparable period in 2003. The increase in table game drop at Trump Indiana is attributed to targeted marketing programs.

Slot revenues decreased by approximately $4,637,000, or 2.0%, from the comparable period in 2003. Slot revenues decreased at Trump Taj Mahal primarily as a result of decreased slot handle. Trump Plaza’s slot revenues increased $358,000 due to a 0.4 point increase in slot win percentage despite a 3.4% decrease in slot handle from the comparable period last year. Trump Marina’s slot revenue decreased $570,000 due to a 0.2 point decrease in slot win percentage from the comparable period in 2003 which was partially offset by a 1.6% increase in slot handle. Trump Indiana’s slot revenues increases were primarily the result of increased slot handle due to the success of targeted marketing programs.

Trump Indiana’s gaming revenues also increased in 2004 due to the introduction of poker in December 2003.

For the three months ended June 30, 2004, management fees of $2,204,000 were earned from the Trump 29 Casino compared to $1,186,000 for the three months ended June 30, 2003. The year-over-year increase is the result of marketing programs which have increased the customer base.

Promotional allowances increased by $1,589,000, or 2.1%, from the comparable period in 2003 primarily as a result of increases in coin expense and complimentary hotel services at Trump Plaza and Trump Marina, which were partially offset by decreases at Trump Taj Mahal and Trump Indiana.

Gaming costs and expenses decreased by approximately $4,353,000, or 3.0%, from the comparable period in 2003. The $4,794,000, or 3.7%, decrease at the Atlantic City properties was attributed to decreases in payroll expenses. The $441,000, or 2.5%, increase at Trump Indiana is primarily attributed to increased gaming taxes proportionate to higher gaming revenues.

General and administrative expenses decreased approximately $3,327,000, or 4.7%, from the comparable period in 2003. Decreases of $4,824,000 at the Atlantic City properties were attributed to payroll and employee benefit expenses and partially offset by increased utility expenses. Additionally, the Atlantic City properties recorded a donation of casino reinvestment obligations in the prior year. These decreases were offset also by Trump Indiana’s increase of approximately $1,291,000 from the comparable period in 2003. Trump Indiana’s increase was primarily attributed to increases in real estate taxes and insurance.

Depreciation and amortization expenses increased approximately $1,885,000, or 8.3% from the comparable period in 2003. This increase is primarily attributed to slot machine purchases.

Other non-operating income increased by approximately $2,595,000 from the comparable period in 2003. The increase was due primarily to the settlement in April 2004 of an insurance claim for Trump Plaza’s warehouse which collapsed due to an unusual amount of snowfall in February 2003. The insurance settlement resulted in a gain of approximately $2,100,000, recognized in the quarter ended June 30, 2004.

Comparison of Six-Month Periods Ended June 30, 2003 and 2004. The following tables include selected data of Trump Taj Mahal, Trump Plaza, Trump Marina and Trump Indiana.

	Six Months Ended June 30, 2003
	Trump Taj Mahal	Trump Plaza	Trump Marina	Trump Indiana	THCR Consolidated*
	(dollars in thousands)
Revenues:
Gaming	$257,365	$159,863	$132,176	$64,728	$614,132
Other	50,875	33,146	28,583	4,283	116,887
Management fees	—	—	—	—	2,149

Gross revenues	308,240	193,009	160,759	69,011	733,168
Less: Promotional allowances	61,762	44,286	34,026	7,431	147,505

Net Revenues	246,478	148,723	126,733	61,580	585,663

Costs and Expenses:
Gaming	116,029	74,390	62,124	33,972	286,515
Other	17,497	10,424	6,911	3,183	38,015
General & administrative	54,192	33,350	34,891	14,340	138,206
Depreciation & amortization	21,352	9,721	10,643	3,706	45,436
Debt renegotiation costs	—	—	(47)	—	2,951

Total Costs and Expenses	209,070	127,885	114,522	55,201	511,123

Income from Operations	37,408	20,838	12,211	6,379	74,540

Non-operating income	87	175	57	365	1,040
Interest expense	(49,096)	(28,297)	(30,946)	(2,744)	(113,907)
Gain (Loss) on Bond Redemption	—	—	9,751	(1,820)	2,892

Total Non-operating Expense, Net	(49,009)	(28,122)	(21,138)	(4,199)	(109,975)

Loss in joint venture	—	—	—	(1,230)	(1,230)
Provision for income taxes	(1,117)	(692)	(600)	—	(2,409)

Net Income (Loss) before Minority Interest	$(12,718)	$(7,976)	$(9,527)	$950	(39,074)

Minority Interest					5,061

Net Loss					$(34,013)

*	Intercompany eliminations, revenues and expenses of THCR, THCR Holdings, Trump AC, TCH, and Trump 29 Services are not separately shown.

	Six Months Ended June 30, 2004
	Trump Taj Mahal	Trump Plaza	Trump Marina	Trump Indiana	THCR Consolidated*
	(dollars in thousands)
Revenues:
Gaming	$242,685	$152,476	$127,229	$74,171	$596,561
Other	51,422	34,561	29,205	4,231	119,419
Management fees	—	—	—	—	4,489

Gross revenues	294,107	187,037	156,434	78,402	720,469
Less: Promotional allowances	60,977	48,079	35,933	6,059	151,048

Net Revenues	233,130	138,958	120,501	72,343	569,421

Costs and Expenses:
Gaming	110,431	72,327	59,705	37,089	279,552
Other	16,467	10,638	6,446	3,429	36,980
General & administrative	51,491	32,049	32,280	18,101	135,136
Depreciation & amortization	24,555	10,958	11,041	3,539	50,114

Total Costs and Expenses	202,944	125,972	109,472	62,158	501,782

Income from Operations	30,186	12,986	11,029	10,185	67,639

Non-operating income	7	2,319	70	582	3,147
Interest expense	(49,739)	(28,249)	(22,518)	(4,356)	(113,625)

Total Non-operating Expense, Net	(49,732)	(25,930)	(22,448)	(3,774)	(110,478)
Loss in joint venture	—	—	—	(1,226)	(1,226)
Provision for income taxes	(1,233)	(838)	(175)	(20,043)	(22,289)

Net Loss	$(20,779)	$(13,782)	$(11,594)	$(14,858)	$(66,354)

*	Intercompany eliminations, revenues and expenses of THCR, THCR Holdings, Trump AC, TCH, and Trump 29 Services are not separately shown.

	Six Months Ended June 30, 2003
	Trump Taj Mahal		Trump Plaza			Trump Marina		Trump Indiana		THCR Consolidated
	(dollars in thousands)
Table Game Revenues (1)	$78,240			$47,110		$31,865		$9,144		$166,359
Table Game Drop (2)	$451,560			$285,199		$183,086		$55,754		$975,599
Table Win Percentage (3)	17.3%			16.5%		17.4%		16.4%		17.1%
Number of Table Games	127			90		81		45		343
Slot Revenues (4)	$168,343			$112,753		$99,987		$55,584		$436,667
Slot Handle (5)	$2,105,574			$1,422,101		$1,236,487		$704,530		$5,468,692
Slot Win Percentage (6)	8.0%			7.9%		8.1%		7.9%		8.0%
Number of Slot Machines	4,719			2,956		2,514		1,722		11,911
Other Gaming Revenues	$10,782		$	N/A		$324		$ N/A		$11,106
Total Gaming Revenues	$257,365			$159,863		$132,176		$64,728		$614,132
Number of Guest Rooms	1,250			904		728		300		3,182
Occupancy Rate	93.5%			91.7%		88.1%		51.8%		87.3%
Average Daily Rate (Room Revenue)	$76.40			$78.34		$76.39		$56.00		$75.82

	Six Months Ended June 30, 2004
	Trump Taj Mahal		Trump Plaza			Trump Marina		Trump Indiana		THCR Consolidated
	(dollars in thousands)
Table Game Revenues (1)	$71,452			$40,105		$26,626		$9,599		$147,782
Increase (Decrease) over prior period	$(6,788)			$(7,005)		$(5,239)		$455		$(18,577)
Table Game Drop (2)	$415,656			$272,732		$168,826		$64,818		$922,032
Increase (Decrease) over prior period	$(35,904)			$(12,467)		$(14,260)		$9,064		$(53,567)
Table Win Percentage (3)	17.2%			14.7%		15.8%		14.8%		16.0%
Increase (Decrease) over prior period	(0.1	)pts		(1.8	)pts	(1.6	)pts	(1.6	)pts	(1.1	)pts
Number of Table Games	127			91		75		41		334
Increase (Decrease) over prior period	—			1		(6)		(4)		(9)
Slot Revenues (4)	$160,068			$112,371		$100,351		$62,154		$434,944
Increase (Decrease) over prior period	$(8,275)			$(382)		$364		$6,570		$(1,723)
Slot Handle (5)	$2,053,546			$1,363,811		$1,279,606		$809,473		$5,506,436
Increase (Decrease) over prior period	$(52,028)			$(58,290)		$43,119		$104,943		$37,744
Slot Win Percentage (6)	7.8%			8.2%		7.8%		7.7%		7.9%
Increase (Decrease) over prior period	(0.2	)pts		0.3	pts	(0.3	)pts	(0.2	)pts	(0.1	)pts
Number of Slot Machines	4,392			2,845		2,504		1,693		11,434
Increase (Decrease) over prior period	(327)			(111)		(10)		(29)		(477)
Other Gaming Revenues	$11,165		$	N/A		$252		$2,418		$13,835
Increase (Decrease) over prior period	$383		$	N/A		$(72)		$2,418		$2,729
Total Gaming Revenues	$242,685			$152,476		$127,229		$74,171		$596,561
Increase (Decrease) over prior period	$(14,680)			$(7,387)		$(4,947)		$9,443		$(17,571)
Number of Guest Rooms	1,250			904		728		300		3,182
Occupancy Rate	92.7%			91.7%		82.9%		50.5%		86.2%
Average Daily Rate (Room Revenue)	$73.94			$76.78		$79.84		$57.00		$75.15

(1)	“Table Game Revenues” is defined as the total amount wagered by table game patrons (the “Table Game Drop”), less the amounts paid back to such patrons by the casino for winning wagers.

(2)	“Table Game Drop” is defined as the total amount wagered by table game patrons.

(3)	“Table Win Percentage” is defined as the ratio, expressed as a percentage, of Table Game Revenues to Table Game Drop.

(4)	“Slot Revenues” is defined as the total amount wagered by slot patrons (the “Slot Handle”), less the amount paid back to slot patrons by the casino for winning pulls.

(5)	“Slot Handle” is defined as the total amount wagered by slot patrons.

(6)	“Slot Win Percentage” is defined as the ratio, expressed as a percentage, of Slot Revenues to Slot Handle.

Gaming revenues are the primary source of THCR’s revenues. The year-over-year decrease in gaming revenues in the Atlantic City market was due to decreased table game and slot revenues, which was principally caused by the lack of overall market growth to accommodate the Borgata opening in July 2003.

Table game revenues decreased by approximately $18,577,000, or 11.2%, from the comparable period in 2003 due to decreases in table game drop as well as table win percentage at the Atlantic City properties. THCR’s Atlantic City table game win percentage was 17.1% and 16.0% for the three months ended June 30, 2003 and 2004, respectively. The Atlantic City industry table game win percentages were 16.4% and 15.8% for the six months ended June 30, 2003 and 2004, respectively. Trump Indiana’s increase of $455,000 in table game revenues was primarily attributed to the $9,064,000 or 16.3% increase in table game drop despite a 1.6 points decrease in table win percentage from the comparable period in 2003. The increase in table game drop at Trump Indiana is attributed to targeted marketing programs.

Slot revenues decreased by approximately $1,723,000, or 0.4%, from the comparable period in 2003. Slot revenues decreased at Trump Taj Mahal primarily as a result of decreased slot win percentage and slot handle. Trump Plaza’s slot revenues decreased as a result of a decline in slot handle. Trump Marina’s and Trump Indiana’s slot revenues increases were primarily the result of increased slot handle due to the success of targeted marketing programs.

Trump Indiana’s gaming revenues also increased in 2004 due to the introduction of poker in December 2003.

For the six months ended June 30, 2004, management fees of $4,489,000 were earned from the Trump 29 Casino compared to $2,149,000 for the six months ended June 30, 2003. The year-over-year increase is the result of marketing programs which have increased the customer base.

Promotional allowances increased by $3,543,000, or 2.4%, from the comparable period in 2003 primarily as a result of increases in coin expense and complimentary hotel services at Trump Plaza and Trump Marina, which were partially offset by decreases at Trump Taj Mahal and Trump Indiana.

Gaming costs and expenses decreased by approximately $6,963,000, or 2.4%, from the comparable period in 2003. The $10,080,000, or 4.0%, decrease at the Atlantic City properties was attributed to decreases in payroll expenses. The $3,117,000, or 9.2%, increase at Trump Indiana is primarily attributed to increased gaming taxes proportionate to higher gaming revenues and increased payroll attributed to the addition of poker.

General and administrative expenses decreased approximately $3,070,000, or 2.2%, from the comparable period in 2003. Decreases of $6,613,000 at the Atlantic City properties were attributed to payroll and employee benefits expenses and offset by increased utility expenses. Additionally the Atlantic City properties recorded a donation of casino reinvestment obligations in the prior year. Trump Indiana’s expenses increased by approximately $3,761,000 from the comparable period in 2003, which were primarily attributed to real estate taxes and insurance.

Depreciation and amortization expenses increased approximately $4,678,000, or 10.3%, from the comparable period in 2003. This increase is primarily attributed to slot machine purchases.

During the six months ended June 30, 2003, THCR incurred debt renegotiation costs of $2,951,000 related to debt financing no longer pursued and transactional fees earned upon the consummation of the TCH Notes Offering on March 25, 2003. There is no comparable expense in 2004.

In connection with the TCH Notes Offering, THCR recognized a net gain of $2,892,000 which consists of a net gain of $10,451,000 on the retirement of THCR Holdings Senior Notes and Trump’s Castle PIK Notes, a $2,828,000 call premium on the retirement of THCR Senior Notes, the settlement of Trump Indiana’s interest rate swap of $851,000 and the write off of unamortized loan costs of approximately $3,880,000.

Other non-operating income increased approximately $2,107,000 from the comparable period in 2003. The increase was due to the settlement in April 2004 of an insurance claim for Trump Plaza’s warehouse which collapsed due to an unusual amount of snowfall in February 2003. The insurance settlement resulted in a gain of approximately $2,100,000, recognized in the quarter ended June 30, 2004.

Included in provision for incomes taxes of $22,289,000 for the six months ended June 30, 2004 is $19,108,000 of expense recorded during the quarter ended March 31, 2004, by Trump Indiana as a result of a ruling by the Indiana tax court regarding the non-deductibility of the Indiana state wagering tax for the period from commencement of operations in June 1996 through the period ended March 31, 2004.

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

The carrying amount and fair value of our fixed rate indebtedness is as set forth below:

	June 30, 2004
Issuer/Debt	Carrying Amount	Fair Value
	(in thousands)
Trump Atlantic City Associates
$1.2 billion 11.25% First Mortgage Notes due 2006	$1,200,000	$1,038,000
$75 million 11.25% First Mortgage Notes due 2006(1)	$74,578	$64,875
$25 million 11.25% First Mortgage Notes due 2006(2)	$24,793	$21,625
Trump Casino Holdings, LLC
$425 million 11.625% First Priority Mortgage Notes due 2010(3)	$405,709	$436,688
$65 million 17.625% Second Priority Mortgage Notes due 2010	$68,847	$55,078

(1)	Carrying amount represents principal in the amount of $75,000,000, net of unamortized discount of $422,000 at June 30, 2004.
(2)	Carrying amount represents principal in the amount of $25,000,000, net of unamortized discount of $207,000 at June 30, 2004.
(3)	Carrying amount represents principal in the amount of $425,000,000, net of unamortized discount of $19,291,000 at June 30, 2004.

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

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

General. Currently and from time to time, THCR and certain of its employees are involved in legal proceedings incidental to THCR’s business. While any proceeding or litigation has an element of uncertainty, management believes that the final outcomes of these matters are not likely to have a material adverse effect on THCR’s results of operations or financial condition. In general, THCR has agreed to indemnify such persons, and its directors, against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings absent a showing of such persons’ gross negligence or malfeasance.

ITEM 2 — CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

THCR held its annual meeting of stockholders on June 10, 2004. As of April 16, 2004, the record date for the meeting, stockholders representing a total of 43,823,487 shares (consisting of 29,904,764 shares of THCR Common Stock and 1,000 shares of THCR Class B Common Stock held by Mr. Trump having a voting equivalency of 13,918,723 shares of THCR Common Stock), were outstanding and entitled to vote at the meeting. At the meeting, 41,150,216 shares voted in person or by proxy to:

(1)	Elect a board of directors to hold office until the next annual meeting of stockholders and until their successors are elected and qualified.

	For	Withheld
Donald J. Trump	39,525,898	1,624,318
Wallace B. Askins	39,717,107	1,433,109
Don M. Thomas	39,723,467	1,426,749
Peter M. Ryan	39,725,767	1,424,449
Robert J. McGuire	39,725,366	1,424,850

(2)	Ratify Ernst & Young, LLP as the independent auditors of THCR for the 2004 fiscal year.

Votes Counted
For	Against	Abstain
40,781,303	273,744	95,169

ITEM 5 — OTHER INFORMATION

Trump Orange County. On April 23, 2004, THCR, through a newly-formed subsidiary of TCH, submitted a formal proposal to the Indiana Gaming Commission (the “IGC”) regarding the building and operating of a $123.5 million casino property in Orange County, Indiana (located in the south central portion of Indiana, between Indianapolis and Louisville, Kentucky). The proposal includes the construction of a riverboat-style gaming facility, purchase and restoration of the historic West Baden Springs Historical Landmark and financial support for improvements to additional area landmarks, including the French Lick Springs Resort and Spa and the Indiana Railway Museum. In addition to an up-front contribution of $2 million, THCR proposed an ongoing allocation of one percent (1%) of adjusted gross revenue from the casino to the Historic Hotel Preservation Commission (the “HHPC”) to assist in local renovation and development. Following submission and discussions with various involved parties, THCR’s proposal was revised with a total project cost of $108.5 million. The revisions to THCR’s original proposal included not purchasing and renovating the West Baden Springs Historical Landmark, $5 million of financial support toward the renovation of each of the French Lick Springs Resort and the West Baden Springs Historical Landmark, and an up-front contribution of $3 million to the local communities and certain percentage of adjusted gross revenue with a minimum annual payment of $1.25 million. On July 20, 2004, following the unanimous recommendation of the HHPC, the IGC awarded the operating contract in Orange County to THCR.

The Company’s ability to undertake significant new business initiatives and make capital expenditures are extremely limited at this time, due in part to the high levels of, and the terms of, the existing indebtedness of the Company’s subsidiaries and the Company’s constrained liquidity position. As such, the development of the Orange County, Indiana project would be contingent on a number of factors, including, but not limited to, the Company’s ability to consummate the currently contemplated Recapitalization Plan intended to restructure the existing debt obligations of the Company’s subsidiaries. Moreover, even if the proposed recapitalization was consummated, the Orange County, Indiana project would be subject to a number of other contingencies, including, but not limited to, the approval by the Company’s newly appointed board post recapitalization. In the event that the recapitalization plan is not consummated, the development of the project would be contingent upon the Company obtaining alternative capital sources, which cannot be assured. Accordingly, the ultimate ability of the Company to implement the plans and other forward-looking statements expressed in the foregoing paragraph, including those with respect to the construction, development, financing, opening and operation of the Orange Country, Indiana project are uncertain at this time.

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

10.1	*	Restructuring Support Agreement, dated August 9, 2004

10.2	*	Second Exclusivity Agreement, dated August 9, 2004

10.3	*	Letter Agreement Amendment, dated August 9, 2004

31.1		Certification by the Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

31.2		Certification by the Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

32.1		Certification of the Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to Current Report on Form 8-K filed by the Company with the SEC on August 10, 2004 and incorporated by reference herein.

b. Current Reports on Form 8-K:

THCR filed a Current Report on Form 8-K with the SEC on May 3, 2004 regarding its earnings press release for the quarter ended March 31, 2004.

THCR filed a Current Report on Form 8-K with the SEC on May 27, 2004 regarding Trump AC’s interest payment on the Trump AC Mortgage Notes on May 27, 2004.

THCR filed a Current Report on Form 8-K with the SEC on July 21, 2004 regarding the Orange County, Indiana project.

THCR filed a Current Report on Form 8-K with the SEC on July 28, 2004 regarding its earnings press release for the quarter ended June 30, 2004.

THCR filed a Current Report on Form 8-K with the SEC on August 10, 2004 regarding the Recapitalization Plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUMP HOTELS & CASINO RESORTS, INC.

(Registrant)

Date: August 16, 2004

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