Form 10-Q
period 2004-09-30
TRUMP HOTELS & CASINO RESORTS INC
filed 2004-11-15
CIK 943320

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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

As of November 15, 2004, there were 29,904,764 shares of common stock and 1,000 shares of class B common stock (having a voting equivalency of 13,918,723 shares of common stock) of Trump Hotels & Casino Resorts, Inc. outstanding.

TRUMP HOTELS & CASINO RESORTS, INC.

INDEX TO FORM 10-Q

Page No.
PART I— FINANCIAL INFORMATION

ITEM 1— Financial Statements

Condensed Consolidated Balance Sheets of Trump Hotels & Casino Resorts, Inc. as of December 31, 2003 and September 30, 2004 (unaudited)	1

Condensed Consolidated Statements of Operations of Trump Hotels & Casino Resorts, Inc. for the Three and Nine Months Ended September 30, 2003 and 2004 (unaudited)	2

Condensed Consolidated Statement of Stockholders’ Equity (Deficit) of Trump Hotels & Casino Resorts, Inc. for the Nine Months Ended September 30, 2004 (unaudited)	3

Condensed Consolidated Statements of Cash Flows of Trump Hotels & Casino Resorts, Inc. for the Nine Months Ended September 30, 2003 and 2004 (unaudited)	4

Notes to Condensed Consolidated Financial Statements of Trump Hotels & Casino Resorts Inc.	5

ITEM 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations	16

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk	38

ITEM 4 – Controls and Procedures	38

PART II — OTHER INFORMATION

ITEM 1 – Legal Proceedings	39

ITEM 2 – Unregistered Sale of Equity Securities and Use of Proceeds	39

ITEM 3 – Defaults Upon Senior Securities	39

ITEM 4 – Submission of Matters to a Vote of Security Holders	39

ITEM 5 – Other Information	39

ITEM 6 – Exhibits	40

SIGNATURE

Signature – Trump Hotels & Casino Resorts, Inc.	41

EXHIBIT INDEX	42

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

TRUMP HOTELS & CASINO RESORTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	December 31, 2003	September 30, 2004
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$95,672	$124,047
Receivables, net	38,042	35,330
Inventories	11,749	11,619
Prepaid expenses and other current assets	11,689	16,512

Total Current Assets	157,152	187,508

INVESTMENT IN BUFFINGTON HARBOR, L.L.C.	29,743	28,384
PROPERTY AND EQUIPMENT, NET	1,755,734	1,724,570
DEFERRED BOND AND LOAN ISSUANCE COSTS, NET	26,497	21,548
OTHER ASSETS	62,307	75,614

TOTAL ASSETS	$2,031,433	$2,037,624

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current maturities of long-term debt	$29,399	$34,309
Accounts payable and accrued expenses	142,383	173,941
Due to affiliates, net	2,230	3,201
Accrued interest payable	30,040	83,824

Total Current Liabilities	204,052	295,275
NON-CURRENT LIABILITIES:
Long-term debt, net of current maturities	1,781,498	1,788,541
Long-term debt, related parties	15,425	15,888
Other long-term liabilities	24,881	23,842

TOTAL LIABILITIES	2,025,856	2,123,546

STOCKHOLDERS’ EQUITY (DEFICIT):
Common Stock, $.01 par value, 75,000,000 shares authorized, 32,101,493 issued; 29,904,764 outstanding	321	321
Class B Common Stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional Paid in Capital	470,566	470,566
Accumulated Deficit	(445,110)	(536,609)
Less treasury stock at cost, 2,196,729 shares	(20,200)	(20,200)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	5,577	(85,922)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,031,433	$2,037,624

See accompanying notes.

TRUMP HOTELS & CASINO RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004

(unaudited)

(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
REVENUES:
Gaming	$324,339	$325,100	$938,471	$921,661
Rooms	21,905	22,253	60,254	59,756
Food and beverage	35,897	37,457	97,194	99,431
Management fees	839	1,672	2,988	6,161
Other	12,383	14,541	29,624	34,483

Gross revenues	395,363	401,023	1,128,531	1,121,492
Less — Promotional allowances	86,334	91,692	233,839	242,740

Net Revenues	309,029	309,331	894,692	878,752

COSTS AND EXPENSES:
Gaming	150,777	152,700	437,292	432,252
Rooms	7,460	7,354	23,060	21,794
Food and beverage	13,064	12,852	35,479	35,392
General and administrative	67,664	69,726	203,968	202,693
General and administrative-related party	109	188	2,010	2,357
Depreciation and amortization	24,515	27,489	69,952	77,603
Debt renegotiation costs	—	2,857	2,951	2,857

	263,589	273,166	774,712	774,948

Income from operations	45,440	36,165	119,980	103,804

NON-OPERATING INCOME AND (EXPENSE):
Interest income	139	204	1,207	560
Interest expense	(55,186)	(56,878)	(167,785)	(169,073)
Interest expense - related party	(664)	(747)	(1,973)	(2,177)
Gain on debt refinancing, net	—	—	2,892	—
Other non-operating income (expense), net	7	(702)	(20)	2,089

	(55,704)	(58,123)	(165,679)	(168,601)

Loss before equity in loss from Buffington Harbor, L.L.C., provision for income taxes and minority interest	(10,264)	(21,958)	(45,699)	(64,797)
Equity in loss from Buffington Harbor, L.L.C.	(625)	(204)	(1,855)	(1,430)

Loss before income taxes and minority interest	(10,889)	(22,162)	(47,554)	(66,227)
Provision for income taxes	(1,526)	(2,983)	(3,935)	(25,272)

Loss before minority interest	(12,415)	(25,145)	(51,489)	(91,499)
Minority interest	—	—	5,061	—

NET LOSS	$(12,415)	$(25,145)	$(46,428)	$(91,499)

Basic and diluted loss per share	$(0.43)	$(0.84)	$(1.90)	$(3.06)

Weighted average number of shares outstanding :
Basic and diluted	29,046,640	29,904,764	24,381,340	29,904,764

See accompanying notes.

TRUMP HOTELS & CASINO RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(unaudited)

(dollars in thousands)

	Common Stock Amount	Add’l Paid In Capital	Accum Deficit	Treasury Stock	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2003	$321	$470,566	$(445,110)	$(20,200)	$5,577
Net Loss	—	—	(91,499)	—	(91,499)

Balance, September 30, 2004	$321	$470,566	$(536,609)	$(20,200)	$(85,922)

At September 30, 2004, there were 29,904,764 shares of Common Stock outstanding and 1,000 shares of Class B Common Stock (having the voting equivalency of 13,918,723 shares of Common Stock) outstanding.

See accompanying notes.

TRUMP HOTELS & CASINO RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004

(unaudited)

(dollars in thousands)

	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(46,428)	$(91,499)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Gain on debt refinancing, net	(2,892)	—
Issuance of debt in satisfaction of accrued interest	10,478	2,005
Non-cash increase in Trump’s Castle PIK Notes	(6,177)	—
Equity in loss of Buffington Harbor, L.L.C.	1,855	1,430
Depreciation and amortization	69,952	77,603
Minority interest in net loss	(5,061)	—
Accretion of discounts on mortgage notes	3,181	1,974
Amortization of deferred loan costs	5,667	4,861
Provision for losses on receivables	4,929	4,338
Valuation allowance-CRDA investments	5,123	3,507
Loss on sale of assets	—	717
Changes in operating assets and liabilities:
Increase in receivables	(5,240)	(1,626)
Decrease in inventories	392	130
Increase in other current assets	(2,683)	(4,882)
(Decrease) increase in due to affiliates, net	(97)	971
Increase in other assets	(1,599)	(9,502)
Increase in accounts payable, accrued expenses and other current liabilities.	11,545	31,198
Increase in accrued interest payable	34,798	53,784
Decrease in other long-term liabilities	(2,590)	—

Net cash flows provided by operating activities	75,153	75,009

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(23,450)	(13,280)
Purchase of CRDA investments, net	(9,032)	(9,896)
Other.	318	(71)

Net cash flows used in investing activities	(32,164)	(23,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from additional borrowings, net of discount	468,036	—
Contributed capital	15,000	—
Loan costs on additional borrowings	(19,725)	—
Payment of long-term debt	(480,455)	(23,387)

Net cash flows used in financing activities	(17,144)	(23,387)

NET INCREASE IN CASH AND CASH EQUIVALENTS	25,845	28,375
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	116,072	95,672

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$141,917	$124,047

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$124,401	$108,626

Cash paid for income taxes	$288	$789

Equipment purchased under capital leases	$28,273	$31,825

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

Trump AC had outstanding at September 30, 2004, $1.3 billion principal amount of 11.25% First Mortgage Notes due 2006 (the “Trump AC Mortgage Notes”). The Trump AC Mortgage Notes are guaranteed by the entities that own and operate the Trump Taj Mahal Casino Resort and Trump Plaza Hotel and Casino in Atlantic City, New Jersey. TCH had outstanding at September 30, 2004, two issues of mortgage notes (the “TCH Notes”): (i) $425 million principal amount of 11.625% First Priority Mortgage Notes due 2010 (the “TCH First Priority Notes”) and (ii) approximately $68.8 million principal amount of 17.625% Second Priority Mortgage Notes due 2010 (the “TCH Second Priority Notes”). The TCH Notes are guaranteed by the entities that own and operate the Trump Marina Hotel Casino in Atlantic City, New Jersey, and the Trump Indiana Riverboat in Gary, Indiana, as well as by the entity that manages Trump 29 Casino.

THCR and its Subsidiaries are very highly leveraged, with extensive secured borrowing by THCR’s operating level subsidiaries. The Company has incurred recurring operating losses, which totaled $25.3 million, $12.0 million, and $87.3 million during the years ended December 31, 2001, 2002 and 2003, respectively, and $91.5 million for the nine months ended September 30, 2004. The Company had a working capital deficit of

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$107.8 million at September 30, 2004. The recurring operating losses are primarily the result of substantial debt service obligations on outstanding indebtedness. In 2004, the Company’s aggregate debt service obligation is approximately $247 million. Due primarily to these factors, the Company has not been able to expand its operations or reinvest in the maintenance of its owned properties at desired levels. Furthermore, the Company does not currently have any short-term borrowing capacity available.

To address these factors, management and the board of directors reviewed various financing and restructuring alternatives, including the previously announced potential recapitalization transaction that contemplated an equity investment in the Company by DLJ Merchant Banking Partners III, L.P. (“DLJMB”) and Mr. Trump and a restructuring of the debt securities of the Company’s subsidiaries (the “DLJMB Transaction”). On September 22, 2004, by mutual agreement, THCR and DLJMB announced that they had terminated discussions regarding the DLJMB Transaction. After the termination of this proposal, the Company continued to pursue other potential transactions, including debt restructuring and recapitalization alternatives with certain of its debt holders and/or the sale of certain assets.

As discussed in Note 11, on October 21, 2004, the Company announced that THCR, Trump AC, TCH, Mr. Trump and holders of approximately 57% of the Trump AC Mortgage Notes (the “TAC Note Group”) and approximately 68% and 81% of the TCH First Priority Notes and TCH Second Priority Notes, respectively (collectively, the “TCH Group”), have entered into a restructuring support agreement (the “Support Agreement”) in connection with the term sheet appended to the proposed recapitalization of the Company and its subsidiaries pursuant to a negotiated plan of reorganization (the “Plan”). The Support Agreement contemplates, among other things, a restructuring of the Company’s approximately $1.8 billion aggregate principal amount of public indebtedness, including a reduction in the principal amount thereof to approximately $1.25 billion, and a reduction of the weighted average rate of interest thereon from approximately 12% per annum to 8.5% per annum, representing an estimated annual interest expense savings of approximately $98 million (excluding any interest related to borrowings on the $500 million Financing). The Plan also permits an exit financing of up to $500 million, secured by a first priority lien on substantially all of the Company’s assets. This exit facility is expected to allow the Company to refurbish and expand its current properties and permit the Company to enter into new and emerging jurisdictions, among other uses.

The Company intends to implement the Plan through a voluntary chapter 11 proceeding. Under the Support Agreement, the Company is required to commence its case no later than November 29, 2004. An installment of interest of approximately $73 million was due on the Trump AC Mortgage Notes on November 1, 2004. As contemplated in the term sheet attached as an exhibit to the Support Agreement and filed with the Company’s Form 8-K on October 21, 2004, in satisfaction of the November 1, 2004 interest payment on the Trump AC Mortgage Notes, it is anticipated that the holders of the Trump AC Mortgage Notes will receive, as part of their overall recovery, an additional cash payment equal to simple interest on the principal amount of the new series of notes intended to be issued to the holders of the Trump AC Mortgage Notes upon the consummation of the Plan at an annual interest rate of 8.5% for the time period commencing May 1, 2004, the last date as of which interest was paid on the Trump AC Mortgage Notes, through the date on which the Plan is consummated. If the Company’s case, however, is not commenced by November 29, 2004, the bondholder parties to the Support Agreement will have the right to terminate the Support Agreement. Furthermore, the Company will be required to make the November payment on the Trump AC Mortgage Notes. The Company would not have sufficient funds on hand from operations to make the November 1, 2004 interest payment on the Trump AC Mortgage Notes within the 30 day grace period provided in the indentures governing such notes. It would be an “Event of Default” under the indentures governing the Trump AC Mortgage Notes if such interest is not paid by November 30, 2004.

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

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The casino industry in Atlantic City is seasonal in nature, with the peak season being the spring and summer months. Accordingly, results of operations for the period ended September 30, 2004 are not necessarily indicative of the operating results for a full year.

Basic and Diluted Loss Per Share

Basic loss per share is based on the weighted average number of shares of THCR Common Stock outstanding. Diluted loss per share includes the impact of common stock options using the treasury stock method unless the impact of such securities is anti-dilutive. The shares of THCR’s Class B Common Stock owned by Mr. Trump have no economic interest and therefore are not considered in the calculation of weighted average shares outstanding. The 13,918,723 shares of THCR Common Stock issuable upon the conversion of Mr. Trump’s limited partnership interest in THCR Holdings are excluded in the calculation of loss per share for the periods presented since they would be anti-dilutive.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net loss as reported	$(12,415,000)	$(25,145,000)	$(46,428,000)	$(91,499,000)
Deduct total stock-based compensation expense determined under fair value method of all awards, net of tax	(191,000)	(67,000)	(573,000)	(201,000)

Pro forma loss	$(12,606,000)	$(25,212,000)	$(47,001,000)	$(91,700,000)

Basic and diluted loss per-share as reported	$(0.43)	$(0.84)	$(1.90)	$(3.06)

Basic and diluted loss per-share pro forma	$(0.43)	$(0.84)	$(1.93)	$(3.07)

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Included in the $96.9 million principal amount (including call premium) of THCR Holdings’ 15.5% Senior Notes due 2005 (the “THCR Holdings Senior Notes”) purchased with the net proceeds of the TCH Notes Offering, $1.7 million principal amount of THCR Holdings Senior Notes were held by Mr. Trump. THCR Holdings also acquired an additional $15.0 million principal amount of THCR Holdings Senior Notes on the closing date of the TCH Notes Offering in a private transaction with Mr. Trump. The purchase price of the aggregate $16.7 million principal amount of THCR Holdings Senior Notes acquired from Mr. Trump consisted of shares of stock of THCR valued at $15.0 million, plus a cash amount equal to $1.7 million plus the applicable redemption premium of 2.583% (approximately $430,000) and accrued interest of approximately $700,000 on the entire $16.7 million principal amount of THCR Holdings Senior Notes sold by Mr. Trump.

Financing costs, including underwriters’ discounts of 2.5% to the purchasers of the TCH First Priority Notes and 10% to the purchasers of the TCH Second Priority Notes and direct transactional fees (including accounting, legal and printing), have been capitalized as deferred bond and loan issuance costs in the accompanying balance sheet and are being amortized to interest expense over the term of the debt.

In connection with the refinancing, THCR recognized a net gain of $2.9 million, which consists of a net gain of $10.5 million on the retirement of the Trump’s Castle Funding, Inc.’s 11.75% Mortgage Notes due 2003 and the Trump’s Castle Funding, Inc.’s 13.875% PIK Notes due 2005, a $2.8 million call premium on the retirement of THCR Holdings Senior Notes, the settlement of Trump Indiana’s interest rate swap for $0.9 million and the write-off of unamortized loan costs of approximately $3.9 million.

Under the applicable indentures, the interest rate on the TCH First Priority Notes increases by 0.5% per annum if TCH’s First Priority Leverage Ratio for any fiscal year, commencing with the year ended December 31, 2003, exceeds 4.8 to 1.0, and by 1.0% per annum if the First Priority Leverage Ratio exceeds 5.3 to 1.0. Similarly, the rate of interest payable in cash on the TCH Second Priority Notes increases by 0.5% per annum or 1.0% per annum if the First Priority Leverage Ratio for any fiscal year, commencing with the year ended December 31, 2003, exceeds 4.8 to 1.0 or 5.3 to 1.0, respectively. For these purposes, the term “First Priority Leverage Ratio” for any year is defined generally as the ratio of (a) the total outstanding principal amount of the TCH First Priority Notes (plus other indebtedness, if any, ranking pari passu with the TCH First Priority Mortgage Notes) as of December 31, of such year to (b) the Consolidated EBITDA of TCH without duplication, the sum of consolidated net income, plus consolidated tax expense, plus consolidated depreciation and amortization expense, plus consolidated fixed charges and non-cash charges related to regulatory write downs for the year.

The First Priority Leverage Ratio for the year ended December 31, 2003 resulted in an increase in the interest rates on the TCH Notes of 1.0%. Such increase is effective from and after March 15, 2004 to March 14, 2005, at which point

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the rates of interest payable on the TCH Notes would be restored to their original levels, unless the TCH First Priority Leverage Ratio computation for 2004 results in an increase. The estimated impact on our interest expense for the period March 15, 2004 through March 14, 2005 would be approximately $4,900,000.

Interest payments on the TCH Notes are payable on a semi-annual basis on March 15 and September 15. Pursuant to the terms of the indentures governing the TCH Notes, TCH has a 30-day grace period to make such payment. On October 14, 2004, TCH made the September interest payment on the TCH Notes within the 30 day grace period.

(3) Other Assets

Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City. At December 31, 2003 and September 30, 2004, other assets include $8,014,000 that Plaza Associates believes will be recoverable on the settlement of the appeal.

As previously disclosed, Trump Indiana was assessed a sales and use tax on the purchase of the Trump Indiana vessel. The Company made the payment on this assessment ($1,822,000) during the first quarter of 2002 in order to avoid incurring interest and penalties while Trump Indiana was appealing the assessment. The payment of $1,822,000 had been capitalized in other assets as management believed the amount would be fully recoverable upon the settlement of the appeal. During the first quarter of 2004, the Indiana Tax Court ruled in favor of Trump Indiana as the Tax Court held that a boat assembled in Florida for use as a casino riverboat is not personal property and therefore not subject to sales and use taxation in Indiana. The Indiana Department of State Revenue petitioned the matter for final review by the Indiana Supreme Court. On September 21, 2004, the Indiana Supreme Court overturned Indiana’s Tax Court and ruled in favor of the Indiana Department of State Revenue. As a result of this ruling the Company transferred the $1,822,000 from other assets to fixed assets as the tax was a cost of getting the asset ready for its intended use. Additionally, the Company recorded a charge to depreciation expense for the three and nine months ended September 30, 2004 of approximately $500,000 for the cumulative amount of depreciation as if the amount had been capitalized into the cost of the vessel when it was incurred.

(4) Trump Plaza Warehouse

On February 17, 2003, Plaza Associates’ off-site warehouse collapsed due to an unusual amount of snowfall. As a result, it was demolished, and the Company is currently leasing another warehouse. In April of 2004, Plaza Associates settled a claim with the insurance carrier. A gain of $2.1 million was recognized in other non-operating income during the nine months ended September 30, 2004 related to this transaction.

(5) Trump 29 Services

Trump 29 Services operates Trump 29, a casino owned by the Tribe through its sole ownership of Twenty Nine Palms, pursuant to the Trump 29 Management Agreement. The term of the Trump 29 Management Agreement is five years and expires during April 2007. Commencing in April 2005, an affiliate of the Tribe has the option of buying-out Trump 29 Services from the Trump 29 Management Agreement for an early termination fee as defined in the Trump 29 Management Agreement. Pursuant to the Trump 29 Management Agreement, in consideration for the Management Services, Trump 29 Services receives an annual fee based on a percentage of Net Revenues (as defined in the Trump 29 Management Agreement) for each year of the term (the “Management Fee”). Subject to the rights of the Tribe’s lenders and payment of certain priority amounts under the Trump 29 Management Agreement, the Management Fee is payable monthly in amounts equal to the accrued management fee for the preceding month plus any accrued, unpaid amounts. Management Fee revenue was $2,988,000 and $6,161,000 for the nine month periods ended September 30, 2003 and 2004, respectively.

In the spring of 2004, Trump 29 Services applied to the Gaming Commission of the Tribe (the “Palms Commission”) for the renewal of Trump 29 Services’ gaming license (the “Trump 29 Gaming License”) which is required to be renewed every two years. The Palms Commission has expressed certain concerns regarding the renewal of the Trump 29 Gaming License which THCR believes are unfounded. The Palms Commission has set a mid-November 2004 date to commence the license renewal hearing.

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There can be no assurances that the Trump 29 Gaming License, which is required under the Trump 29 Management Agreement for Trump 29 Services’ management of the day-to-day operations of Trump 29 Casino, will be renewed. In the event that the Management Services Agreement was to be terminated for any reason, including the failure to renew the Trump 29 Gaming License, Trump 29 Services would cease to have the revenues from such agreement, which would adversely affect the liquidity of TCH.

(6) Investment in Buffington Harbor Entities

THCR accounts for its investment in the Buffington Harbor Riverboats, L.L.C. (“BHR”) (a 50% joint venture between Trump Indiana and Majestic Star Casino, L.L.C. (“Majestic Star”)), under the equity method of accounting. Trump Indiana and Majestic Star formed BHR and entered into an agreement (the “BHR Agreement”) relating to the joint ownership, development and operation of all common land-based and waterside operations in support of each of Trump Indiana’s and Majestic Star’s separate riverboat casinos at Buffington Harbor. Trump Indiana and Majestic Star are equally responsible for the operating expenses of the common land-based facilities at the site. There can be no assurance that Trump Indiana and/or Majestic Star will be able to fund their respective share of future capital contributions or operating expenses.

In accordance with the BHR Agreement, Trump Indiana and Majestic Star pay berthing and other fees in an amount to cover the operating expenses of BHR. Berthing fees and other fees paid are included in general and administrative expenses in the accompanying statements of operations.

Selected financial information of BHR is as follows:

	December 31, 2003	September 30, 2004
Cash	$82,639	$343,343
Total current assets	$5,095,856	$2,500,605
Property, plant and equipment, net	$61,881,975	$58,374,722
Total assets	$67,079,079	$60,973,394

Total current liabilities	$7,223,402	$4,720,595
Total liabilities	$7,611,893	$5,071,809
Total members’ equity	$59,467,186	$55,901,585

	For the Nine Months Ended September 30,
	2003	2004
Gross revenues	$10,276,367	$8,536,109
Net loss	$(3,589,216)	$(3,708,813)

In September 2000, Buffington Harbor Parking Associates (“BHPA”) was formed as a joint venture between Trump Indiana and an affiliate of Majestic Star for the purpose of constructing and operating a parking garage. The estimated cost of the parking garage, including the land, was approximately $25,000,000. BHPA separately leases

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the parking garage to each of (i) Trump Indiana pursuant to a parking lease, dated June 19, 2001 (the “Trump Indiana Garage Lease”), and (ii) Majestic Star under a substantially identical lease agreement. The term of the Trump Indiana Garage Lease is until December 31, 2018. The initial rent installment, paid by Trump Indiana for the Trump Indiana Garage Lease, was approximately $8,800,000, which is being amortized on a straight-line basis over the term of the lease. In addition, Trump Indiana is obligated to pay BHPA a monthly rent equal to (i) 50% of BHPA’s debt service on the $17,100,000 financing (the “BHPA Financing”) to build the parking garage and (ii) 50% of any construction costs incurred by BHPA in excess of the net proceeds of the BHPA Financing.

Selected financial information of BHPA is as follows:

	December 31, 2003	September 30, 2004
Assets
Current assets	$2,263,000	$1,791,000
Property, plant and equipment, net	$34,889,000	$34,473,000
Other assets	$959,000	$862,000
Total assets	$38,111,000	$37,126,000

Liabilities and Equity
Current portion of long-term debt	$1,258,000	$1,258,000
Other current liabilities	$4,277,000	$3,011,000
Total current liabilities	$5,535,000	$4,269,000
Long-term debt	$17,310,000	$17,439,000
Deferred revenue-long term	$16,349,000	$15,639,000
Members’ capital	$(1,083,000)	$(221,000)
Total liabilities and equity	$38,111,000	$37,126,000

	For the Nine Months Ended September 30,
	2003	2004
Revenues	$2,923,000	$3,582,000
Net income	$463,000	$369,000

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Income Taxes

Income tax expense for the three and nine months ended September 30, 2003 and 2004 is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Indiana state income taxes	$—	$915,000	$—	$20,958,000
New Jersey state income taxes	1,526,000	2,068,000	3,935,000	4,314,000

	$1,526,000	$2,983,000	$3,935,000	$25,272,000

As previously disclosed, in 1999, the Indiana Department of Revenue (the “Department”) issued a Letter of Findings to an unaffiliated Indiana gaming company, which affects Indiana riverboat gaming companies, including Trump Indiana, to the effect that the Riverboat Wagering Tax (the “Tax”), a tax deducted in computing income subject to federal tax, is not deductible when computing Indiana adjusted gross income. The unaffiliated entity that received the Letter of Findings, with the assistance of the Indiana Casino Association, of which Trump Indiana is a member, contested the findings in the Indiana Tax Court on the basis that the Tax is an excise tax and, as such, should be excluded from Indiana’s add-back requirements (that is, it should be deducted in computing gross income for Indiana income tax purposes). In April 2004, the Indiana Tax Court found in favor of the Department. As a result of the ruling, the Company recorded an income tax provision of approximately $19,108,000 during the first quarter of 2004 for the cumulative amount of taxes due since inception at Trump Indiana as if state income taxes were computed by not deducting the tax in calculating Indiana adjusted gross income. The members of the Indiana Gaming Association subsequently appealed the Indiana Tax Court’s decision to the Indiana Supreme Court. The Indiana Supreme Court refused, however, to grant review of the Indiana Tax Court’s decision. In October 2004, Trump Indiana received a notification from the Department assessing approximately $17 million through 2002 in respect of this tax (the “Tax Assessment”).

Although the Company has accrued for the liability associated with the Tax, it does not have the cash on hand to provide for the payment in full of the Tax Assessment and any associated interest and penalties. Trump Indiana has met with representatives of the Department regarding a payment schedule for the Tax Assessment. If the Company is unable to arrive at a satisfactory payment schedule with the Department for the Tax Assessment, the Company will consider other alternatives to address this problem. The total amount of the estimated tax due and accrued on the balance sheet at September 30, 2004 is approximately $20,958,000.

New Jersey state income taxes represent taxes as computed under the alternative minimum method in calculating state income taxes and the New Jersey Profits Tax in the amount of $3,672,000 and $263,000, respectively, for the nine months ended September 30, 2003 and $3,526,000 and $788,000, respectively, for the nine months ended September 30, 2004.

The Company has not provided any provision for federal income taxes due to the current period operating loss. In addition, as disclosed in the Company’s financial statements for the year ended December 31, 2003 included in the Company’s 10-K filing with the Securities and Exchange Commission, the Company has net operating loss carryforwards for which a valuation allowance has been provided due to the uncertainty of realization.

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(9) NJSEA Subsidy Agreement

On April 12, 2004, the twelve Atlantic City casino properties, including the Trump Atlantic City properties, executed an agreement with the New Jersey Sports & Exposition Authority (“NJSEA”) and the Casino Reinvestment Development Authority (“CRDA”) to, among other things, enhance purses, fund breeders’ awards and establish account wagering at New Jersey horse racing tracks (“NJSEA Subsidy Agreement” or “Agreement”).

The Agreement provides that the casinos, pro rata according to their gross revenues, shall: (a) pay $34 million to NJSEA in cash in four yearly payments through October 15, 2007 and donate $52 million to NJSEA from the regular payment of their CRDA obligations for use by NJSEA through 2008 to enhance such purses, fund such breeders’ awards and establish such account wagering; and (b) donate $10 million from the regular payment of their CRDA obligations for use by CRDA as grants to such other North Jersey projects as CRDA shall determine. These cash payments and donations of CRDA obligations are conditioned upon the timely enactment and funding of the Casino Expansion Fund Act. The Trump Atlantic City properties have estimated their portion of the industry obligation at approximately 23.0%.

The Agreement also anticipated that legislation to establish and fund a $62 million Casino Expansion Fund would be effective by December 1, 2004 and that the fund will be administered by CRDA and made available pro rata to each casino for use in expanding its casino hotel facility in the amounts and at the times it makes its donation payments to CRDA (“Casino Expansion Fund Act”). The Agreement further provides for a moratorium until January 2009, which casinos may enforce by court injunction, on the conduct of “casino gaming” at any New Jersey racetrack (unless casinos controlling a majority of the hotel rooms controlled by the casinos in Atlantic City otherwise agree) and a moratorium until January 2006 on the authorization of “casino gaming” at any New Jersey racetrack, the violation of which would terminate the Agreement and all further payments to NJSEA and require NJSEA to return all undistributed cash and CRDA to return all undistributed donated CRDA obligations to the casinos. The Agreement also grants a license through August 2008 for the display, at no cost to the casino industry, of messages promoting Atlantic City generally in prominent locations at NJSEA’s Meadowlands and Monmouth racetracks.

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

The New Jersey Legislature enacted a law effective June 30, 2004 which: (a) establishes the Atlantic City Expansion Fund, identifies the Casino Hotel Room Occupancy Fee as its funding source and directs CRDA to provide the Atlantic City Expansion Fund with $62 million and to make same available to each casino licensee for investment in eligible projects which increase the number of hotel rooms in its casino hotel facility; and (b) in increments, fully phases out the July 2003 4.25% tax on casino complimentaries as of July 1, 2009.

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Debt Renegotiation Costs

Debt renegotiation costs during 2003 represent the costs expensed with debt refinancing efforts no longer pursued and transactional fees earned upon the successful completion of debt refinancing in 2003. Debt renegotiation costs in 2004 represent costs incurred in connection with the since terminated proposed capitalization of the Company by DLJMB. The Company has incurred approximately $12,551,000 at September 30, 2004 of other costs directly associated with the recapitalization plan as discussed in Note 11. Such amount has been capitalized in other assets on the September 30, 2004 balance sheet and will be recorded as a cost of the recapitalization plan when consummated or expensed in the statement of operations if the recapitalization plan is abandoned.

(11) Subsequent Events

Recapitalization Plan. As previously disclosed, in the first quarter of 2004, the Company and certain of its subsidiaries entered into various agreements with DLJMB in connection with a proposed recapitalization of the Company (the “DLJMB Transaction”). On September 22, 2004, by mutual agreement, THCR and DLJMB announced that they had terminated discussions regarding the DLJMB Transaction. After the termination of this proposal, the Company continued to pursue other potential transactions, including debt restructuring and recapitalization alternatives with certain of its debt holders and/or the sale of certain assets.

On October 21, 2004, THCR issued a press release and filed a Current Report on Form 8-K with the SEC announcing that THCR, Trump AC, TCH, Mr. Trump, the TAC Note Group and the TCH Note Group have entered into the Support Agreement in connection with the Plan. The Support Agreement provides for, among other things, a restructuring of the Company’s approximately $1.8 billion aggregate principal amount of public indebtedness, including a reduction in the principal amount thereof to approximately $1.25 billion, and a reduction of the weighted average rate of interest thereon from approximately 12% per annum to 8.5% per annum, representing an estimated annual interest expense savings of approximately $98 million (excluding any interest related to borrowings on the $500 million Financing). The Support Agreement and attached term sheet, which include certain terms of the Plan, were filed as exhibits to the Company’s Form 8-K.

As part of the Plan, Mr. Trump would invest approximately $71.4 million in the recapitalized Company, $55 million of which would be in the form of cash and the remainder of which would be in the form of a contribution of approximately $16.4 million principal amount of TCH Second Priority Notes owned by him (at 90% of the face amount thereof). Upon the consummation of the Plan, Mr. Trump will beneficially own 26.2% of the recapitalized Company’s common stock (and/or common stock equivalents) on a fully-diluted basis, consisting of (i) 9.12% in return for Mr. Trump’s $55.0 million cash investment; (ii) 2.44% in return for Mr. Trump’s contribution of approximately $16.4 million principal amount of TCH Second Priority Notes; (iii) 0.08% in return for all accrued interest on Mr. Trump’s TCH Second Priority Notes; (iv) 11.02% in return for Mr. Trump granting a perpetual, royalty-free trademark license to the recapitalized Company and for terminating his current trademark license agreement and executive services agreement with the Company; (v) 0.06% representing his existing equity interests after dilution upon the issuance of the recapitalized Company’s new common stock; and (vi) 3.5% issuable upon the exercise of warrants to be issued to Mr. Trump upon the consummation of the Plan, having an exercise price equal to 1.5 times the investment price and a ten year term. Mr. Trump would also receive a parcel of land owned by the Company in Atlantic City, New Jersey constituting the former World’s Fair site which may be developed for non-gaming related use and the Company’s 25% interest in the Miss Universe pageant. In addition, the recapitalized Company would enter into a renewable three-year development agreement with Mr. Trump pursuant to which The Trump Organization would have the right of first offer to serve as the Company’s general contractor, on commercially reasonable arm’s length terms, with respect to construction and development projects for casinos and casino hotels and related lodging at the Company’s existing and future properties. Mr. Trump will enter into a new services agreement having a three-year rolling term and pursuant to which Mr. Trump will be paid $2.0 million per year, plus a discretionary annual bonus and reasonable and accountable expenses incurred in connection with the Services Agreement.

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the Plan, the holders of the Trump AC Mortgage Notes and the unaffiliated holders of the TCH Notes would exchange their notes (approximately $1.8 billion aggregate principal amount) for an aggregate of approximately $24 million in cash, an aggregate of $1.25 billion principal amount of a new series of 8.5% senior second priority mortgage notes with a ten-year maturity secured by a lien on substantially all of the Company’s assets (the “New Notes”) and approximately $395 million of common stock of the Company valued at the same per share purchase price as Mr. Trump’s investment (assuming the unaffiliated stockholders of the Company fully exercise the stockholder warrants discussed below). In addition, the Company’s unaffiliated stockholders would receive one year warrants to purchase up to 8.33% of the fully diluted common stock of the recapitalized Company at a per share purchase price based on an assumed pro forma total equity value of the recapitalized Company of approximately $582.3 million. The proceeds of such warrant exercise, and any shares reserved for issuance of such warrants that have not been exercised, would be distributed to holders of the Trump AC Mortgage Notes after the expiration of the exercise period for such warrants. The Plan also permits up to $100 million of interim financing during the pendancy of the chapter 11 proceedings, secured by a first priority lien on substantially all the Company’s assets, which would rank senior in right of payment to the liens securing the Trump AC Mortgage Notes and TCH Notes. In addition, the Plan permits exit financing up to $500 million secured by a first priority lien on substantially all of the Company’s assets, which is expected to allow the Company to refurbish and expand its current properties and permit the Company to enter into new and emerging jurisdictions, among other uses.

The Company intends to commence its case by the end of November 2004 and expects, but cannot ensure that, the definitive plan contemplated by the Plan will be consummated in the second quarter of 2005. The Company intends to maintain its current level of operations during the proceedings, expects that its patrons and vendors would experience no change in the way the Company does business with them, and anticipates that the proposed plan of reorganization would not impair critical trade creditor claims.

Although the TAC Note Group and the TCH Note Group have agreed in principle to support the Plan, such support does not constitute their official approval of a definitive plan of reorganization that is anticipated to be proposed by the Company. Such approval can be obtained only after a court approved plan disclosure document is distributed to persons entitled to vote on the Plan.

The consummation of the Plan is subject to a number of conditions that are discussed below in Item 2 of this Form 10-Q, the satisfaction of which cannot be assured. There can be no assurances that the Plan will be officially proposed as described herein or approved or consummated.

Management Changes. The Company issued a press release on October 28, 2004, and filed a Form 8-K with the SEC on November 1, 2004, announcing, among other things, that Scott C. Butera was appointed as the Company’s President and Chief Operating Officer, which appointment will be effective upon receiving the required regulatory approval.

Morgan Stanley. On October 26, 2004, the Company announced that it has retained Morgan Stanley & Co. Incorporated as the joint book-runner and co-lead manager of a $500 million financing that is expected to be consummated as part of the Plan (the “Financing”). Proceeds from the Financing, which will be secured on a first priority lien on substantially all of the Company’s assets are expected to fund immediate capital improvements, as well as certain expansion projects, at the Company’s current properties. The Financing would also provide financial resources for the Company to potentially invest in additional jurisdictions. UBS Investment Bank, the Company’s exclusive financial advisor in connection with the Plan, is expected to joint lead the Financing.

Beal Bank. The Company issued a press release on November 1, 2004, and filed a Form 8-K on November 4, 2004, announcing that it has selected Beal Bank as the sole lead arranger of the $100 million interim financing (“Interim Financing”) which is expected to be funded as part of the Plan. Proceeds from the Interim Financing, which will be secured by a lien on substantially all of the Company’s assets, are expected to be used to fund certain business costs, including capital expenditures, wages, trade and vendor contracts and leases.

Labor Negotiations. On November 9, 2004, United Here H.E.R.E. Local 54, AFL-CIO (“Local 54,” formerly the Hotel Employees & Restaurant Employees International Union) voted to approve of new five-year collective bargaining agreements with each of THCR’s Atlantic City properties. The prior collective bargaining agreements had expired on September 14, 2004. The new collective bargaining agreements will expire on September 14, 2009.

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

The consummation of the proposed recapitalization plan (the “Plan”) is subject to a number of conditions, the satisfaction of which cannot be assured, including, among other things, the negotiation of the investment agreement and other documentation relating to the Company’s arrangements with Donald J. Trump; the Company’s ability to obtain the required consent of noteholders and other constituencies; substantial deterioration of the Company’s base business and cash flows; court approval of the petitioner’s first day papers and other motions presented by it from time to time; the ability of the Company to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Company’s case (or any significant delay with respect thereto); the risk that certain parties may challenge the enforceability of the Support Agreement in connection with the chapter 11 proceedings; risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, or for the appointment of a trustee or to convert the case to a chapter 7 case; the ability of the Company to continue as a going concern; the ability of the Company to obtain trade credit, and shipments and terms with vendors and service providers for current orders; the Company’s ability to maintain contracts that are critical to its operations; the ability to fund and execute its business plan; the ability to attract, retain and compensate key executives and associates; and the ability of the Company to attract and retain customers; licenses and approvals under applicable laws and regulations, including gaming laws and regulations; adverse outcomes of pending litigation or the possibility of new litigation; changes in the competitive climate in which the Company operates; or a broad downturn in the economy as a whole. Accordingly, there can be no assurance that the Plan will be consummated on the terms as proposed, or at all.

These and other factors, including the terms of any recapitalization plan ultimately confirmed, can affect the value of the Company’s assets, liabilities, common stock and debt securities. No assurance can be given as to what values, if any, might be ascribed to such assets or liabilities or recovered by debt or equity holders in a chapter 11 case. A plan of reorganization could result in holders of THCR’s common stock receiving no value for their interests or more value than that proposed. Because of such possibilities, the value of THCR’s common stock is highly speculative. We urge that appropriate caution be exercised in making investment decisions regarding the Company’s securities.

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

Overview

The Company has incurred recurring operating losses, which totaled $25.3 million, $12.0 million, and $87.3 million during the years ended December 31, 2001, 2002 and 2003, respectively, and $91.5 million for the nine months ended September 30, 2004. The Company had a working capital deficit of $107.8 million at September 30, 2004. The recurring operating losses are primarily the result of substantial debt service obligations on outstanding indebtedness. The Company’s aggregate debt service obligation is expected to be approximately $247 million in 2004. Additionally, the Company has experienced increased competition and other challenges in its markets. The Company’s liquidity situation continues to be constrained, due to the Company’s diminished cash flows, increased trade payables, limited capacity to raise additional capital and minimal cash reserves beyond those required to fulfill gaming regulatory requirements. Due to these factors, the Company has not been able to reinvest in the maintenance of its owned properties at desired levels or expand its operations. Furthermore, the Company does not currently have any short-term borrowing capacity available if it does not undertake reorganization proceedings.

Recapitalization Plan

On September 22, 2004, by mutual agreement, THCR and DLJMB announced that they had terminated discussions regarding the DLJMB Transaction. After the termination of this proposal, the Company continued to pursue other potential transactions, including debt restructuring and recapitalization alternatives with certain of its debt holders and/or the sale of certain assets.

On October 21, 2004, THCR issued a press release and filed a Current Report on Form 8-K with the SEC announcing that THCR, Trump AC, TCH, Mr. Trump, the TAC Note Group and the TCH Note Group have entered into the Support Agreement. The Support Agreement is an agreement in principle to support the Plan described below in a pre-negotiated chapter 11 proceeding that, if consummated, would result in the Trump AC Mortgage Notes and TCH Notes being exchanged for an aggregate of $1.25 billion principal amount of New Notes, and cash and common stock of the recapitalized Company as described below. The New Notes would bear interest at the rate of 8.5% per annum, have a ten year maturity and would be senior obligations of the issuer, guaranteed by substantially all of the Company’s operating subsidiaries and secured by a lien on substantially all of such operating subsidiaries’ assets, subject to a first priority lien of the $500 million Financing.

If the Plan is successfully completed, the Company expects to achieve:

•	a reduction of total publicly-traded indebtedness from approximately $1.8 billion to approximately $1.25 billion;

•	a reduction in average interest rates on the Company’s publicly-traded indebtedness from a weighted average rate of approximately 12% to 8.5% per annum;

•	a reduction in annual cash interest expense of approximately $98 million (excluding any interest related to borrowings on the $500 million Financing);

•	an extension of the maturity of the Company’s publicly-traded indebtedness to ten years;

•	the ability to utilize the $500 million Financing for deferred capital expenditures and future expansions at the Company’s properties;

•	significant liquidity to support growth in additional gaming jurisdictions and the ability to expand the Company’s brand on a global basis; and

•	streamlining the public indebtedness of the Company’s subsidiaries into a consolidated single issuer of publicly-traded debt.

Under the terms of the Plan contemplated by the Support Agreement, holders of the Trump AC Mortgage Notes would exchange their notes, now approximately $1.3 billion aggregate principal amount, for approximately $777.3 million aggregate principal amount of the New Notes, approximately $50 million in cash, and (assuming that the unaffiliated stockholders of the recapitalized Company exercise the warrants discussed below in full) approximately $384.3 million of common stock of the recapitalized Company (approximately 64% of the common shares of the recapitalized Company, on a fully diluted basis (excluding shares to be reserved for management incentive plans and certain warrants)). The value for the common stock of the recapitalized Company is based on an assumed pro forma total equity value of the recapitalized Company of approximately $582.3 million. This assumed pro forma equity value is not determined in accordance with generally accepted accounting principles and is not a guarantee or forecast of predicted value of the recapitalized Company.

The holders of the TCH First Priority Notes, approximately $425.0 million accreted aggregate principal amount at September 30, 2004, would exchange their TCH First Priority Notes for approximately $425.0 million aggregate principal amount of the New Notes, $21.5 million in cash and $8.5 million (based on the assumed pro forma value discussed above) of common stock of the recapitalized Company (approximately 1.41% of the common shares of the recapitalized Company, on a fully diluted basis (excluding shares to be reserved for management incentive plans and certain warrants)).

The unaffiliated holders of the TCH Second Priority Notes, approximately $53.0 million accreted aggregate principal amount at September 30, 2004, would exchange their notes for approximately $47.7 million aggregate principal amount of New Notes, $2.3 million in cash and approximately $2.1 million of common stock (based on an assumed pro forma value of the recapitalized Company described above) of the recapitalized Company (approximately 0.35% of the primary common shares of the recapitalized Company, on a fully diluted basis (excluding shares to be reserved for management incentive plans and certain warrants)).

The Company’s existing common stockholders (excluding Mr. Trump) will receive nominal amounts of common stock in the recapitalized Company (approximately 0.05% of the shares currently outstanding). In addition, all existing options and warrants to acquire common stock of the Company or in its affiliates will be cancelled. The Company’s unaffiliated common stockholders would also receive one year warrants to purchase shares of common stock of the recapitalized Company (up to 8.33%, on a fully diluted basis) at a per share purchase price based upon the pro forma value discussed above.

Assuming complete exercise of such warrants, existing unaffiliated common stockholders would pay $50.0 million for approximately 8.33% of the fully diluted common stock of the recapitalized Company. Proceeds from the exercise of the warrants, and any shares reserved for issuance of such warrants that have not been exercised, will be distributed to the holders of the Trump AC Mortgage Notes, as described above. The rights to purchase new shares of common stock in the recapitalized Company will be implemented through the issuance of warrants on the date that the Plan of reorganization is consummated.

As part of the Plan, Mr. Trump would:

•	invest up to $71.4 million in the equity of the recapitalized Company and/or its holding subsidiary, $55 million in cash and the balance through the contribution of conversion of approximately $16.4 million aggregate principal amount of the TCH Second Priority Notes owned by him;

•	enter into a services agreement and terminate his existing executive agreement; and

•	grant to the recapitalized Company a perpetual and exclusive worldwide trademark license to use his name and likeness and all related marks and intellectual property rights currently licensed to the Company in connection with any casino and gaming activities, subject to customary terms and conditions, and terminate his existing trademark license agreement with the Company.

Upon the consummation of the Plan, Mr. Trump will beneficially own 26.2% of the recapitalized Company’s common stock (and/or common stock equivalents) on a fully-diluted basis, consisting of (i) 9.12% in return for Mr. Trump’s $55.0 million cash investment; (ii) 2.44% in return for Mr. Trump’s contribution of approximately $16.4 million principal amount of TCH Second Priority Notes; (iii) 0.08% in return for all accrued interest on Mr. Trump’s TCH Second Priority Notes; (iv) 11.02% in return for Mr. Trump granting a perpetual, royalty-free trademark license to the recapitalized Company and for terminating his current trademark license agreement and executive services agreement with the Company; (v) 0.06% representing his existing equity interests after dilution upon the issuance of the recapitalized Company’s new common stock; and (vi) 3.5% issuable upon the exercise of warrants to be issued to Mr. Trump upon the consummation of the Plan, having an exercise price equal to 1.5 times the investment price and a ten year term.

Mr. Trump would also receive a parcel of land owned by the Company in Atlantic City, New Jersey constituting the former World’s Fair site which may be developed for non-gaming related use and the Company’s 25% interest in the Miss Universe pageant. In addition, the recapitalized Company would enter into a renewable three-year development agreement with Mr. Trump pursuant to which The Trump Organization would have the right of first offer to serve as the Company’s general contractor, on commercially reasonable arm’s length terms, with respect to construction and development projects for casinos and casino hotels and related lodging at the Company’s existing and future properties. Mr. Trump will enter into a new services agreement having a three-year rolling term and pursuant to which Mr. Trump will be paid $2.0 million per year, plus a discretionary annual bonus and reasonable and accountable expenses incurred in connection with the Services Agreement.

The recapitalized Company’s Board of Directors will consist of nine members. Initially, the TAC Note Group will designate five directors (the “Class A Directors”), and Mr. Trump will designate three. The TAC Note Group and Mr. Trump will jointly select one independent director (as defined by the New York Stock Exchange and Securities and Exchange Commission). It is anticipated that each of the Class A Directors will also be independent. However, subject to regulatory approval, one or more of the holders of the Trump AC Mortgage Notes may decide to serve as a Class A Director. The Plan contemplates that Mr. Trump will enter into a voting agreement which will provide for the continued election of the initial Class A Directors (and any person selected to fill a vacancy) for a mutually agreeable period. Vacancies among the Class A Directors will be filled by the remaining Class A Directors or by a mechanism approved by the gaming regulators. The Class A Directors will make up a majority of each committee of the recapitalized Company’s Board of Directors, and Mr. Trump may be a member of each of the committees, excluding the compensation committee and audit committee which must be comprised solely of independent directors under the New York Stock Exchange’s governance requirements. Mr. Trump may serve as a member of the Board of Directors as long as he continues to be engaged by the Company pursuant to his new Services Agreement. The number of directors that Mr. Trump will be able to nominate to the Board will be subject to adjustment based on his respective ownership of the recapitalized Company’s common stock at any given time. Senior management of the recapitalized Company will be selected by the Board of Directors by a simple majority vote at which a quorum is present. Any decision by the recapitalized Company’s Board of Directors to sell one or more of the Company’s current properties will require the approval of a majority of directors, including the affirmative vote of Mr. Trump, if he is a director at the time, and at least one of his board designees. Mr. Trump’s written approval will be required in the event Mr. Trump is not a director at the time such decision is made as long as he beneficially owns not less than a certain agreed upon percentage of common stock or common stock equivalents; provided, however, that the recapitalized Company may, in its sole discretion, indemnify Mr. Trump for adverse tax consequences to him as a result of such a sale.

Under the Support Agreement, the Company is required to commence its case by November 29, 2004. The Company anticipates, but cannot ensure that, the definitive plan of reorganization contemplated by the proposed recapitalization plan will be consummated in the second quarter of 2005.

The consummation of the Plan is subject to a variety of conditions discussed below. The Company intends to maintain its current level of operations during the pendency of the proceedings, expects that its patrons and vendors would experience no change in the way the Company does business with them, and anticipates that the proposed plan of reorganization would not impair critical trade creditor claims. On November 1, 2004, the Company issued a press release announcing that it has selected Beal Bank as the sole lead arranger of the $100 million Interim Financing (“Interim Financing”) which is expected to be funded as part of the Plan. Proceeds from the Interim Financing, which will be secured by a lien on substantially all of the assets of the Company’s operating subsidiaries, are expected to be used to fund certain business costs, including capital expenditures, wages, trade and vendor contracts and leases.

Although the TAC Note Group and the TCH Note Group have agreed in principle to support the Plan, such support does not constitute their official approval of the definitive plan of reorganization that is anticipated to be proposed by the Company after a chapter 11 proceeding is commenced. Such approval can be obtained only after a court approved plan disclosure document is distributed to persons entitled to vote on the definitive plan.

As discussed above, the consummation of the Plan is subject to a number of conditions, the satisfaction of which cannot be assured, including, among other things, the negotiation of an indenture governing the New Notes, the documentation relating to the Company’s proposed arrangements with Mr. Trump and a definitive plan of reorganization. The definitive plan of reorganization would also be subject to obtaining applicable governmental approvals, including court confirmation of the plan of reorganization and approval of the related solicitation materials and gaming regulatory authority approvals. The definitive terms and conditions of the plan of reorganization would be outlined in a disclosure statement that would be sent to security holders and creditors entitled to vote on the definitive plan of reorganization. There can be no assurances that the Plan will be officially proposed as described herein, approved or consummated.

None of the securities proposed to be issued in connection with the Plan (including the New Notes and shares referenced herein) have been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws and unless so registered may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. None of the Support Agreement, the term sheet attached thereto or press release issued by the Company constitutes an offer to sell or the solicitation of offers to buy any security or constitute an offer, solicitation or sale of any security in any jurisdiction in which such offer, solicitation or sale would be unlawful.

On October 21, 2004, the Company filed a Current Report on Form 8-K with the SEC and furnished as exhibits to the report the Support Agreement (including the term sheet provided to certain noteholders and Mr. Trump).

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

Our company has substantial indebtedness and associated interest expense. At September 30, 2004, our consolidated long-term debt was approximately $1.8 billion. Of such indebtedness, $1.3 billion is represented by the Trump AC Mortgage Notes and approximately $494 million is represented by the TCH Notes. The Trump AC Mortgage Notes are guaranteed by Trump Taj Mahal Associates and by Trump Plaza Associates, and are secured by substantially all of the fixed and other assets of such entities on a priority basis. The TCH Notes are guaranteed by Marina Associates, Trump Indiana and Trump 29 Services and are secured by substantially all of the fixed and other assets of such entities on a first priority basis. The Trump AC Mortgage Notes and the TCH Notes were issued pursuant to separate indentures, are not cross-collateralized and have separate and distinct “Events of Default” (as defined in the respective indentures). Management believes that this indebtedness and associated interest expense hinders the Company’s ability to reinvest in the maintenance of its owned properties at desired levels.

If we fail to commence our reorganization proceedings by the end of November 2004, we cannot ensure that we will be able to make the November 2004 interest payment on the Trump AC Mortgage Notes.

Interest on the Trump AC Mortgage Notes (approximately $73.1 million, semi-annually) is payable on May 1st and November 1st of each year. The Company intends to commence its chapter 11 case by the end of November 2004. As contemplated in the term sheet attached as an exhibit to the Support Agreement and filed with the Company’s Form 8-K on October 21, 2004, in satisfaction of the November 1, 2004 interest payment on the Trump AC Mortgage Notes, it is anticipated that the holders of the Trump AC Mortgage Notes will receive, as part of their overall recovery, an additional cash payment equal to simple interest on the principal amount of the new series of notes intended to be issued to the holders of the Trump AC Mortgage Notes upon the consummation of the Plan at an annual rate of 8.5% for the time period commencing May 1, 2004, the last date as of which interest was paid on the Trump AC Mortgage Notes, through the date on which the Plan is consummated.

If the Company’s case is not commenced by the end of November 2004, the Company would not have sufficient funds on hand from operations to make the November 1, 2004 interest payment on the Trump AC Mortgage Notes within the 30 day grace period provided in the indentures governing such notes.

It would be an “Event of Default” under the indentures pursuant to which the Trump AC Mortgage Notes were issued if the interest thereon is not paid within 30 days of the due date. Upon the occurrence of an “Event of Default,” the Trustee may, and upon the request of the holders of 25% of the outstanding Trump AC Mortgage Notes is required to, declare the entire unpaid amount of the Trump AC Mortgage Notes to be immediately due and payable. If such an “Event of Default” were to occur and the Trump AC Mortgage Notes were to be accelerated, Trump AC would not be able to pay such indebtedness. In such event, Trump AC would likely seek to restructure the Trump AC Mortgage Notes.

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

THCR is pursuing the Plan which is intended to reduce debt and provide capital, the completion of which cannot be assured.

The consummation of the Plan is subject to a number of conditions, the satisfaction of which cannot be assured, including, among other things, the negotiation and performance of definitive transaction documents in connection with the proposed restructuring, including documents pertaining to the Interim Financing and Financing. THCR’s ability to obtain the required consents of noteholders and other constituencies to carry out the proposed Plan; substantial deterioration of the Company’s base business and cash flows; the negotiation of the potential arrangements with Donald J. Trump in connection with the proposed restructuring; court approval of THCR’s first day papers and other motions presented by it from time to time; the ability of THCR to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the chapter 11 case (or any significant delay with respect thereto); the risk that certain parties may challenge the enforceability of the Support Agreement in connection with the proceedings; risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for THCR to propose and confirm one or more plans of reorganization, or for the appointment of a trustee or to convert the case to a chapter 7 case; the ability of THCR to continue as a going concern; the ability of the Company to obtain trade credit, and shipments and terms with vendors and service providers for current orders; the Company’s ability to maintain contracts that are critical to its operations; the ability to fund and execute its business plan; the ability to attract, retain and compensate key executives and associates; and the ability of the Company to attract and retain customers; licenses and approvals under applicable laws and regulations, including gaming laws and regulations; adverse outcomes of pending litigation or the possibility of new litigation; changes in the competitive climate in which the Company operates; or a broad downturn in the economy as a whole. Accordingly, there can be no assurance that the Plan will be consummated on the terms as proposed, or at all, or that actual results will not differ significantly from the terms expressed in this report. Even if the definitive plan is approved and implemented, and facilitates the desired expansion and development of THCR’s properties, the change may not lead to the hoped for increase in the volume and profitability of THCR’s business.

Alternatives to the Plan

If the Plan or other Plan is not consummated, THCR will continue to consider alternatives to optimize stakeholder return, reduce its consolidated indebtedness and improve its capital structure. There is no assurance that any such alternatives will be concluded or that stockholder return would be optimized.

The rate of interest payable on the TCH Notes increased on March 15, 2004, thereby increasing TCH’s interest expense.

The interest rate on TCH’s First Priority Notes will increase by 0.5% per annum if the TCH First Priority Leverage Ratio (as defined in the indenture for such notes) for any fiscal year, commencing with the year ended December 31, 2003, exceeds 4.8 to 1.0, and by 1.0% per annum if the TCH First Priority Leverage Ratio exceeds 5.3 to 1.0. The First Priority Leverage Ratio for the year ended December 31, 2003 resulted in an increase of the interest rates of the TCH Notes of 1.0%. Such increase is effective from and after March 15, 2004 to March 14, 2005, at which point the rates of interest payable on the TCH Notes would be restored to their original levels, unless the First Priority Leverage Ratio computation for fiscal 2004 results in an increase. The estimated impact on interest expense for such period would be approximately $4,900,000. This will further constrain the ability of TCH to improve its properties, particularly Trump Marina in the intensely competitive marina district of Atlantic City.

Restrictions contained in the indentures governing our current public indebtedness impose limits on our ability to pursue certain business strategies.

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

The loss of Trump 29 Services’ Gaming License and Management Agreement would adversely affect the liquidity of TCH.

Trump 29 Services operates Trump 29, a casino owned by the Tribe through its sole ownership of Twenty Nine Palms, pursuant to the Trump 29 Management Agreement. The term of the Trump 29 Management Agreement is five years and expires during April 2007. Commencing in April 2005, an affiliate of the Tribe has the option of buying-out Trump 29 Services from the Trump 29 Management Agreement for an early termination fee as defined in the Trump 29 Management Agreement. Pursuant to the Trump 29 Management Agreement, in consideration for the Management Services, Trump 29 Services receives an annual fee based on a percentage of Net Revenues (as defined in the Trump 29 Management Agreement) for each year of the term (the “Management Fee”). Subject to the rights of the Tribe’s lenders and payment of certain priority amounts under the Trump 29 Management Agreement, the Management Fee is payable monthly in amounts equal to the accrued management fee for the preceding month plus any accrued, unpaid amounts. Management Fee revenue was $2,988,000 and $6,161,000 for the nine month periods ended September 30, 2003 and 2004, respectively.

In the spring of 2004, Trump 29 Services applied to the Gaming Commission of the Tribe (the “Palms Commission”) for the renewal of Trump 29 Services’ gaming license (the “Trump 29 Gaming License”) which is required to be renewed every two years. The Palms Commission has expressed certain concerns regarding the renewal of the Trump 29 Gaming License which THCR believes are unfounded. The Palms Commission has set a mid-November 2004 date to commence the license renewal hearing. There can be no assurances that the Trump 29 Gaming License, which is required under the Trump 29 Management Agreement for Trump 29 Services’ management of the day-to-day operations of Trump 29 Casino, will be renewed. In the event that the Management Services Agreement was to be terminated for any reason, including the failure to renew the Trump 29 Gaming License, Trump 29 Services would cease to have the revenues from such agreement, which would adversely affect the liquidity of TCH.

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

The New York law had also permitted the installation of video lottery terminals (“VLTs”), at five horse racing tracks situated across the state of New York. In its July 2004 ruling, however, the Appellate Division of the Supreme Court of New York ruled that the law was unconstitutional because it required that a portion of VLT revenues go to horse-racing breeding funds and track purses. New York’s constitution stipulates that all net proceeds from lottery games go to aid education in New York state. It is anticipated that the ruling will be appealed.

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

Indiana Wagering Tax Add-back

In July 1999, the Indiana Department of Revenue (the “Department”) issued a Letter of Findings to an unaffiliated Indiana gaming company, which affects Indiana riverboat gaming companies, including Trump Indiana, to the effect that the Riverboat Wagering Tax (the “Tax”), a tax deducted in computing income subject to federal tax, is not deductible when computing Indiana adjusted gross income. The unaffiliated entity that received the Letter of Findings, with the assistance of the Indiana Casino Association, of which Trump Indiana is a member, contested the findings in the Indiana Tax Court on the basis that the Tax is an excise tax and, as such, should be excluded from Indiana’s add-back requirements (that is, it should be deducted in computing gross income for Indiana income tax purposes.) In April 2004, the Indiana Tax Court found in favor of the Department. As a result of the ruling, the Company recorded an income tax provision of approximately $19,108,000 during the first quarter of 2004 for the cumulative amount of taxes due since inception at Trump Indiana as if state income taxes were computed by not deducting the tax in calculating Indiana adjusted gross income. The members of the Indiana Gaming Association subsequently appealed the Indiana Tax Court’s decision to the Indiana Supreme Court. The Indiana Supreme Court refused, however, to grant review of the Indiana Tax Court’s decision. In October 2004, Trump Indiana received a notification from the Department assessing approximately $17 million through 2002 in respect of this tax (the “Tax Assessment”).

Although the Company has accrued for the liability associated with the Tax, it does not have the cash on hand to provide for the payment in full of the Tax Assessment and any associated interest and penalties. Trump Indiana has met with representatives of the Department regarding a payment schedule for the Tax Assessment. If the Company is unable to arrive at a satisfactory payment schedule with the Department for the Tax Assessment, the Company will consider other alternatives to address this problem. The total amount of the estimated tax due and accrued on the balance sheet at September 30, 2004 is approximately $21.0 million.

NJSEA Subsidy Agreement.

On April 12, 2004, the twelve Atlantic City casino properties, including the Trump Atlantic City properties, executed an agreement with the New Jersey Sports & Exposition Authority (“NJSEA”) and the Casino Reinvestment Development Authority (“CRDA”) to, among other things, enhance purses, fund breeders’ awards and establish account wagering at New Jersey horse racing tracks (“NJSEA Subsidy Agreement” or “Agreement”).

The Agreement provides that the casinos, pro rata according to their gross revenues, shall: (a) pay $34 million to NJSEA in cash in four yearly payments through October 15, 2007 and donate $52 million to NJSEA from the regular payment of their CRDA obligations for use by NJSEA through 2008 to enhance such purses, fund such breeders’ awards and establish such account wagering; and (b) donate $10 million from the regular payment of their CRDA obligations for use by CRDA as grants to such other North Jersey projects as CRDA shall determine. These cash payments and donations of CRDA obligations are conditioned upon the timely enactment and funding of the Casino Expansion Fund Act. The Trump Atlantic City properties have estimated their portion of the industry obligation at approximately 23.0%.

The Agreement also anticipated that legislation to establish and fund a $62 million Casino Expansion Fund would be effective by December 1, 2004 and that the fund will be administered by CRDA and made available pro rata to each casino for use in expanding its casino hotel facility in the amounts and at the times it makes its donation payments to CRDA (“Casino Expansion Fund Act”). The Agreement further provides for a moratorium until January 2009, which casinos may enforce by court injunction, on the conduct of “casino gaming” at any New Jersey racetrack (unless casinos controlling a majority of the hotel rooms controlled by the casinos in Atlantic City otherwise agree) and a moratorium until January 2006 on the authorization of “casino gaming” at any New Jersey racetrack, the violation of which would terminate the Agreement and all further payments to NJSEA and require NJSEA to return all undistributed cash and CRDA to return all undistributed donated CRDA obligations to the casinos. The Agreement also grants a license through August 2008 for the display, at no cost to the casino industry, of messages promoting Atlantic City generally in prominent locations at NJSEA’s Meadowlands and Monmouth racetracks.

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

The New Jersey Legislature enacted a law effective June 30, 2004 which: (a) establishes the Atlantic City Expansion Fund, identifies the Casino Hotel Room Occupancy Fee as its funding source and directs CRDA to provide the Atlantic City Expansion Fund with $62 million and to make same available to each casino licensee for investment in eligible projects which increase the number of hotel rooms in its casino hotel facility; and (b) in increments, fully phases out the July 2003 4.25% tax on casino complimentaries as of July 1, 2009.

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

Financial Condition -

Liquidity and Capital Resources

The Company had a working capital deficit of $107.8 million at September 30, 2004 and has experienced recurring operating losses. The recurring operating losses are primarily the result of substantial debt service obligations on outstanding indebtedness. The Company’s aggregate debt service obligation is expected to be approximately $247 million in 2004. Additionally, the Company has experienced increased competition and other challenges in its markets. The Company’s liquidity situation continues to be constrained, due to the Company’s diminished cash flows, increased trade payables, limited capacity to raise additional capital and minimal cash reserves beyond those required to fulfill gaming regulatory requirements. Due primarily to these factors, the Company has not been able to expand its operations or reinvest in the maintenance of its owned properties at desired levels. To address these factors, the Company has pursued various recapitalization and debt restructuring transactions and recently announced the Plan.

Cash flows from operating activities of the Trump Casino Properties are the Company’s primary source of liquidity. The Company also relies on capital lease financing to satisfy a portion of its capital resource needs. The Company’s ability to borrow funds for its liquidity needs is severely restricted by covenants in the various indentures governing the public debt issues of our subsidiaries and by already high levels of indebtedness and related interest expense. Sources of the Company’s short-term and long-term liquidity include casino gaming revenues and room, food and beverage sales. If the Plan is not successfully consummated, the Company will be required to pursue other alternatives, including seeking alternative sources of financing to make its debt service, including interest payment on the Trump AC Mortgage Notes and TCH Notes. There can be no assurance that the general state of the economy, the status of the capital markets, generally, or the receptiveness of the capital markets to the gaming industry to Trump AC or TCH and their subsidiaries, specifically, will be conducive to refinancing debt on reasonable terms, or at all. In addition, under such circumstances, the Company would need to seek covenant waivers from noteholders to borrow any funds.

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

Trump AC’s cash flows from operating activities declined from $58.9 million in 2002 to $31.1 million in 2003, additionally cash flows from operating activities declined from $70.9 million to $49.2 million in the nine months ended September 30, 2003 and 2004, respectively. Trump AC’s working capital deficit as of September 30, 2004 was $78.8 million. A variety of factors, including a decrease or change in the demand for our services, could have a material adverse effect on our liquidity and our ability to service our debt obligations including the Trump AC Mortgage Notes. Interest on the Trump AC Mortgage Notes (approximately $73.1 million, semi-annually) is payable on May 1st and November 1st of each year. Given the large number of holders of the Trump AC Mortgage Notes and TCH Notes, the Company intends to effect its proposed recapitalization in a voluntary chapter 11 proceeding pursuant to a pre-negotiated plan of reorganization in order to implement the Plan in an efficient and timely manner. An installment of interest of approximately $73 million was due on the Trump AC Mortgage Notes on November 1, 2004. As contemplated in the term sheet attached as an exhibit to the Support Agreement and filed with the Company’s Form 8-K on October 21, 2004, in satisfaction of the November 1, 2004 interest payment on the Trump AC Mortgage Notes, it is anticipated that the holders of the Trump AC Mortgage Notes will receive, as part of their overall recovery, an additional cash payment equal to simple interest on the principal amount of the new series of notes intended to be issued to the holders of the Trump AC Mortgage Notes upon the consummation of the Plan at an annual rate of 8.5% for the time period commencing May 1, 2004, the last date as of which interest was paid on the Trump AC Mortgage Notes, through the date on which the Plan is consummated. If the Company’s case, however, is not commenced by November 29, 2004, the bondholder parties to the Support Agreement will have the right to terminate the Support Agreement. Furthermore, the Company will be required to make the November payment on the Trump AC Mortgage Notes. The Company would not have sufficient funds on hand from operations to make the November 1, 2004 interest payment on the Trump AC Mortgage Notes within the 30 day grace period provided in the indentures governing such notes. It would be an “Event of Default” under the indentures governing the Trump AC Mortgage Notes if such interest is not paid by November 30, 2004.

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

In July 2004, the Pennsylvania state legislature passed extensive legislation permitting up to 61,000 slot machines statewide at up to 14 different locations, seven or eight of which would be at racetracks, plus four or five slot parlors and two small resorts. Three of the racetracks, Pocono Downs, Philadelphia Park and Chester Downs, as well as two slot parlors located within the city limits of Philadelphia, are in Atlantic City’s customer markets. It is anticipated that up to 15,000 slot machines would be in place by 2006. Also in July 2004, the Appellate Division of the Supreme Court of New York unanimously ruled that Indian-owned casinos could legally be operated in New York under the New York state law passed in October 2001. Legalized gaming in one or more states neighboring, or within close proximity to, Atlantic City, New Jersey could have a material adverse effect on the Atlantic City gaming market, overall, including our properties. See “Factors That May Affect Our Future Results – Pennsylvania and New York have enacted gaming legislation which may harm us, and other states may do so in the future.”

In October 2004, Trump Indiana received a notification from the Indiana Department of Revenue assessing Trump Indiana approximately $17 million through 2002 for its share of an industry-wide tax assessment affecting Indiana riverboat gaming companies. Trump Indiana has met with representatives of the Department regarding a payment schedule for the tax assessment. If the Company is unable to arrive at a satisfactory schedule with the Department for the Tax Assessment, the Company will consider other alternatives to address this problem. The total amount of the estimated tax due and accrued on the balance sheet at September 30, 2004 is approximately $21.0 million. See “Factors That May Affect Our Future Results – Taxation of the gaming industry....Indiana Wagering Tax Add-back.”

The Tribe’s Palms Commission has set a mid-November 2004 date to commence Trump 29 Service’s license renewal hearing. There can be no assurances that the Trump 29 Gaming License, which is required under the Trump 29 Management Agreement, will be renewed. The loss of the Management Agreement, would adversely impact the liquidity of TCH. See “Factors That May Affect Our Future Results – The loss of Trump 29 Services’ Gaming License and Management Agreement would adversely affect the liquidity of TCH.”

Due to the Company’s constrained liquidity position, resulting, in part, from substantial indebtedness and related interest expense, the Company has not been able to refurbish its properties to desired levels or to pursue various capital expenditures, such as the addition of more hotel rooms, or undertake significant new business initiatives. As a result of these factors, management has reviewed various financing alternatives, including the Plan. No assurances can be made that the Plan will be consummated, or if it is, that it will occur on terms acceptable to the Company to allow the Company to meet its obligations as they become due. Additionally, management has implemented programs to obtain cash flow savings and will continue to attempt to implement such programs in the upcoming year whether or not the Plan is consummated. These programs include labor savings through increased automation of the Company’s slot machine product on the gaming floor and the further reduction of planned capital expenditures and maintenance programs. However, there can be no assurances that these programs would be successful for any protracted period of time. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty or the comprehensive recapitalization.

Capital expenditures for the Trump Casino Properties for the nine months ended September 30, 2003 and 2004 are as follows:

TRUMP HOTELS AND CASINO RESORTS, INC.

CONSOLIDATING CAPITAL EXPENDITURES

(IN THOUSANDS)

	TRUMP TAJ MAHAL	TRUMP PLAZA	TRUMP AC CONSOL	TRUMP MARINA	TRUMP INDIANA	TCH CONSOL	THCR HOLDINGS	THCR CONSOL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

Purchase of Property & Equipment	$14,454	$3,185	$17,639	$3,968	$1,808	$5,776	$35	$23,450
Capital Lease Additions	10,609	7,123	17,732	5,831	4,710	10,541	—	28,273

Total Capital Expenditures	$25,063	$10,308	$35,371	$9,799	$6,518	$16,317	$35	$51,723

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

Purchase of Property & Equipment	$5,641	$2,666	$8,307	$2,661	$1,951	$4,612	$361	$13,280
Capital Lease Additions	13,413	12,331	25,744	5,992	89	6,081	—	31,825

Total Capital Expenditures	$19,054	$14,997	$34,051	$8,653	$2,040	$10,693	$361	$45,105

Note: Capital lease additions for the Trump Casino Properties were principally slot machines.

Results of Operations: Operating Revenues and Expenses

All business activities of THCR are conducted primarily by Trump Taj Mahal, Trump Plaza, Trump Marina and Trump Indiana.

Comparison of Three-Month Periods Ended September 30, 2003 and 2004. The following tables include selected data of Trump Taj Mahal, Trump Plaza, Trump Marina and Trump Indiana.

	Three Months Ended September 30, 2003
	Trump Taj Mahal	Trump Plaza	Trump Marina	Trump Indiana	THCR Consolidated*
	(dollars in thousands)
Revenues:
Gaming	$137,858	$83,455	$68,395	$34,631	$324,339
Other	30,090	19,186	18,642	2,267	70,185
Management fees	—	—	—	—	839

Gross revenues	167,948	102,641	87,037	36,898	395,363
Less: Promotional allowances	37,981	25,800	18,711	3,842	86,334

Net Revenues	129,967	76,841	68,326	33,056	309,029

Costs and Expenses:
Gaming	61,796	38,956	32,953	17,072	150,777
Other	8,589	5,754	4,439	1,742	20,524
General & administrative	26,232	16,163	16,837	7,950	67,773
Depreciation & amortization	11,349	5,423	6,017	1,720	24,515

Total Costs and Expenses	107,966	66,296	60,246	28,484	263,589

Income from Operations	22,001	10,545	8,080	4,572	45,440

Non-operating income (expense)	(15)	44	8	21	146
Interest expense	(24,606)	(13,922)	(11,078)	(2,181)	(55,850)

Total Non-operating Expense, Net	(24,621)	(13,878)	(11,070)	(2,160)	(55,704)

Loss in joint venture	—	—	—	(625)	(625)
Provision for income taxes	(689)	(449)	(388)	—	(1,526)

Net Income (Loss)	$(3,309)	$(3,782)	$(3,378)	$1,787	$(12,415)

*	Intercompany eliminations and expenses of THCR, THCR Holdings, Trump AC, TCH and Trump 29 Services are not separately shown.

	Three Months Ended September 30, 2004
	Trump Taj Mahal	Trump Plaza	Trump Marina	Trump Indiana	THCR Consolidated*
	(dollars in thousands)
Revenues:
Gaming	$135,006	$83,680	$71,761	$34,653	$325,100
Other	32,237	20,839	19,009	2,166	74,251
Management fees	—	—	—	—	1,672

Gross revenues	167,243	104,519	90,770	36,819	401,023
Less: Promotional allowances	40,671	27,503	20,734	2,784	91,692

Net Revenues	126,572	77,016	70,036	34,035	309,331

Costs and Expenses:
Gaming	60,837	41,349	32,356	18,158	152,700
Other	8,200	5,838	4,491	1,677	20,206
General & administrative	27,757	17,375	16,929	7,234	69,914
Depreciation & amortization	12,015	7,921	5,265	2,263	27,489
Debt renegotiation costs	—	—	—	—	2,857

Total Costs and Expenses	108,809	72,483	59,041	29,332	273,166

Income from Operations	17,763	4,533	10,995	4,703	36,165

Non-operating income (expense)	32	105	48	(3)	(498)
Interest expense	(24,653)	(14,299)	(11,811)	(2,207)	(57,625)

Total Non-operating Expense, Net	(24,621)	(14,194)	(11,763)	(2,210)	(58,123)

Loss in joint venture	—	—	—	(204)	(204)
Provision for income taxes	(679)	(449)	(940)	(915)	(2,983)

Net Income (Loss)	$(7,537)	$(10,110)	$(1,708)	$1,374	$(25,145)

*	Intercompany eliminations, revenues and expenses of THCR, THCR Holdings, Trump AC, TCH, and Trump 29 Services are not separately shown.

	Three Months Ended September 30, 2003
	Trump Taj Mahal		Trump Plaza			Trump Marina		Trump Indiana		THCR Consolidated
	(dollars in thousands)
Table Game Revenues (1)	$37,189			$20,903		$15,176		$4,531		$77,799
Table Game Drop (2)	$233,611			$158,096		$95,470		$29,683		$516,860
Table Win Percentage (3)	15.9%			13.2%		15.9%		15.3%		15.1%
Number of Table Games	127			90		81		45		343
Slot Revenues (4)	$94,643			$62,552		$53,076		$30,100		$240,371
Slot Handle (5)	$1,184,689			$780,985		$671,398		$402,842		$3,039,914
Slot Win Percentage (6)	8.0%			8.0%		7.9%		7.5%		7.9%
Number of Slot Machines	4,670			2,946		2,495		1,732		11,843
Other Gaming Revenues	$6,026		$	N/A		$143		$ N/A		$6,169
Total Gaming Revenues	$137,858			$83,455		$68,395		$34,631		$324,339

Number of Guest Rooms	1,250			904		728		300		3,182
Occupancy Rate	98.5%			96.8%		94.1%		60.1%		93.4%
Average Daily Rate (Room Revenue)	$82.54			$81.86		$80.01		$55.81		$80.13

	Three Months Ended September 30, 2004
	Trump Taj Mahal		Trump Plaza			Trump Marina		Trump Indiana		THCR Consolidated
	(dollars in thousands)
Table Game Revenues (1)	$36,037			$21,228		$15,467		$4,428		$77,160
Increase (Decrease) over prior period	$(1,152)			$325		$291		$(103)		$(639)
Table Game Drop (2)	$237,644			$148,155		$97,799		$28,047		$511,645
Increase (Decrease) over prior period	$4,033			$(9,941)		$2,329		$(1,636)		$(5,215)
Table Win Percentage (3)	15.2%			14.3%		15.8%		15.8%		15.1%
Increase (Decrease) over prior period	(0.7	)pts		1.1	pts	(0.1	)pts	0.5	pts	—	pts
Number of Table Games	127			90		76		39		332
Increase (Decrease) over prior period	—			—		(5)		(6)		(11)
Slot Revenues (4)	$91,860			$62,452		$56,137		$28,622		$239,071
Increase (Decrease) over prior period	$(2,783)			$(100)		$3,061		$(1,478)		$(1,300)
Slot Handle (5)	$1,194,222			$776,539		$706,660		$366,467		$3,043,888
Increase (Decrease) over prior period	$9,533			$(4,446)		$35,262		$(36,375)		$3,974
Slot Win Percentage (6)	7.7%			8.0%		7.9%		7.8%		7.9%
Increase (Decrease) over prior period	(0.3	)pts		—	pts	—	pts	0.3	pts	—	pts
Number of Slot Machines	4,419			2,863		2,538		1,714		11,534
Increase (Decrease) over prior period	(251)			(83)		43		(18)		(309)
Other Gaming Revenues	$7,109		$	N/A		$157		$1,603		$8,869
Increase (Decrease) over prior period	$1,083		$	N/A		$14		$1,603		$2,700
Total Gaming Revenues	$135,006			$83,680		$71,761		$34,653		$325,100
Increase (Decrease) over prior period	$(2,852)			$225		$3,366		$22		$761

Number of Guest Rooms	1,250			904		728		300		3,182
Occupancy Rate	98.7%			98.6%		95.7%		56.6%		94.0%
Average Daily Rate (Room Revenue)	$82.07			$82.52		$82.49		$56.42		$80.85

(1)	“Table Game Revenues” is defined as the total amount wagered by table game patrons (the “Table Game Drop”), less the amounts paid back to such patrons by the casino for winning wagers.
(2)	“Table Game Drop” is defined as the total amount wagered by table game patrons.
(3)	“Table Win Percentage” is defined as the ratio, expressed as a percentage, of Table Game Revenues to Table Game Drop.
(4)	“Slot Revenues” is defined as the total amount wagered by slot patrons (the “Slot Handle”), less the amount paid back to slot patrons by the casino for winning pulls.
(5)	“Slot Handle” is defined as the total amount wagered by slot patrons.
(6)	“Slot Win Percentage” is defined as the ratio, expressed as a percentage, of Slot Revenues to Slot Handle.

Gaming revenues are the primary source of THCR’s revenues. The year-over-year decrease in gaming revenues in the Atlantic City market was due to decreased table game and slot revenues, which was principally caused by the lack of overall market growth to accommodate the Borgata opening in July 2003.

Table game revenues decreased by approximately $639,000, or 0.8%, from the comparable three month period in 2003 due to the overall 1.0% decrease in table game drop of $5,215,000 from the comparable period in 2003. Trump Taj Mahal’s and Trump Marina’s table win percentage decreases were partially offset by increases in table game drop. Trump Plaza’s and Trump Indiana’s decreases in table game drop were partially offset by increases in table win percentage. THCR’s Atlantic City table game win percentage was flat at 15.0% for both the three months ended September 30, 2003 and 2004. The Atlantic City industry table game win percentages were 15.2% and 14.5% for the three months ended September 30, 2003 and 2004, respectively.

Slot revenues decreased by approximately $1,300,000, or 0.5%, from the comparable three month period in 2003. Overall, slot handle increased approximately $3,974,000 or 0.1% from the comparable period in 2003. Trump Taj Mahal’s slot revenues decreased $2,783,000 primarily as a result of a 0.3 point decrease in slot win percentage. Trump Plaza’s slot revenues decreased $100,000 due primarily to a $4,446,000 decrease in slot handle. Trump Marina’s slot revenues increased $3,061,000 due primarily to a $35,262,000 increase in slot handle. Trump Indiana’s slot revenues decreased $1,478,000 primarily due to decreased slot handle of $36,375,000, which was partially offset by a 0.3 point increase in slot win percentage.

Trump Indiana’s gaming revenues also increased in 2004 due to the introduction of poker in December 2003.

For the three months ended September 30, 2004, management fees of $1,672,000 were earned from the Trump 29 Casino compared to $839,000 for the three months ended September 30, 2003. The year-over-year increase is primarily the result of marketing programs which have increased the customer base.

Promotional allowances increased by $5,358,000, or 6.2%, from the comparable three month period in 2003 primarily as a result of increases in coin expense and complimentary hotel services at Trump Taj Mahal, Trump Plaza and Trump Marina, which were partially offset by a decrease at Trump Indiana.

Gaming costs and expenses increased by approximately $1,923,000, or 1.3%, from the comparable three month period in 2003 due to increased marketing costs.

General and administrative expenses increased approximately $2,141,000, or 3.2%, from the comparable three month period in 2003. Increases of $2,829,000 at the Atlantic City properties were attributed to increased entertainment, employee benefit expenses and utility expenses. These increases were partially offset by Trump Indiana’s decrease in general and administrative expenses of approximately $716,000 from the comparable period in 2003.

Depreciation and amortization expenses increased approximately $2,974,000, or 12.1% from the comparable three month period in 2003. This increase was primarily attributed to slot machine purchases.

Approximately $2,857,000 in debt renegotiation costs were incurred during the three months ended September 30, 2004 in connection with the proposed recapitalization of the Company by the DLJMB proposed investment which was terminated on September 22, 2004.

Other non-operating expenses included an approximate $717,000 loss on the sale of property in Atlantic City.

Comparison of Nine-Month Periods Ended September 30, 2003 and 2004. The following tables include selected data of Trump Taj Mahal, Trump Plaza, Trump Marina and Trump Indiana.

	Nine Months Ended September 30, 2003
	Trump Taj Mahal	Trump Plaza	Trump Marina	Trump Indiana	THCR Consolidated*
	(dollars in thousands)
Revenues:
Gaming	$395,223	$243,318	$200,571	$99,359	$938,471
Other	80,965	52,332	47,225	6,550	187,072
Management fees	—	—	—	—	2,988

Gross revenues	476,188	295,650	247,796	105,909	1,128,531
Less: Promotional allowances	99,743	70,086	52,737	11,273	233,839

Net Revenues	376,445	225,564	195,059	94,636	894,692

Costs and Expenses:
Gaming	177,825	113,346	95,077	51,044	437,292
Other	26,086	16,178	11,350	4,925	58,539
General & administrative	80,424	49,513	51,728	22,290	205,978
Depreciation & amortization	32,701	15,144	16,660	5,426	69,952
Debt renegotiation costs	—	—	(47)	—	2,951

Total Costs and Expenses	317,036	194,181	174,768	83,685	774,712

Income from Operations	59,409	31,383	20,291	10,951	119,980

Non-operating income, net	72	219	65	386	1,187
Interest expense	(73,702)	(42,219)	(42,024)	(4,925)	(169,758)
Gain (loss) on bond redemption	—	—	9,751	(1,820)	2,892

Total Non-operating Expense, Net	(73,630)	(42,000)	(32,208)	(6,359)	(165,679)

Loss in joint venture	—	—	—	(1,855)	(1,855)
Provision for income taxes	(1,806)	(1,141)	(988)	—	(3,935)

Net Income (Loss) before Minority Interest	$(16,027)	$(11,758)	$(12,905)	$2,737	$(51,489)

Minority Interest					5,061

Net Loss					$(46,428)

*	Intercompany eliminations, revenues and expenses of THCR, THCR Holdings, Trump AC, TCH, and Trump 29 Services are not separately shown.

	Nine Months Ended September 30, 2004
	Trump Taj Mahal	Trump Plaza	Trump Marina	Trump Indiana	THCR Consolidated*
	(dollars in thousands)
Revenues:
Gaming	$377,692	$236,156	$198,990	$108,823	$921,661
Other	83,658	55,400	48,214	6,398	193,670
Management fees	—	—	—	—	6,161

Gross revenues	461,350	291,556	247,204	115,221	1,121,492
Less: Promotional allowances	101,648	75,582	56,667	8,843	242,740

Net Revenues	359,702	215,974	190,537	106,378	878,752

Costs and Expenses:
Gaming	171,268	113,676	92,061	55,247	432,252
Other	24,667	16,476	10,937	5,106	57,186
General & administrative	79,248	49,424	49,209	25,335	205,050
Depreciation & amortization	36,570	18,879	16,306	5,802	77,603
Debt renegotiation costs	—	—	—	—	2,857

Total Costs and Expenses	311,753	198,455	168,513	91,490	774,948

Income from Operations	47,949	17,519	22,024	14,888	103,804

Non-operating income, net	39	2,424	118	579	2,649
Interest expense	(74,392)	(42,548)	(34,329)	(6,563)	(171,250)

Total Non-operating Expense, Net	(74,353)	(40,124)	(34,211)	(5,984)	(168,601)
Loss in joint venture	—	—	—	(1,430)	(1,430)
Provision for income taxes	(1,912)	(1,287)	(1,115)	(20,958)	(25,272)

Net Loss	$(28,316)	$(23,892)	$(13,302)	$(13,484)	$(91,499)

*	Intercompany eliminations, revenues and expenses of THCR, THCR Holdings, Trump AC, TCH, and Trump 29 Services are not separately shown.

	Nine Months Ended September 30, 2003
	Trump Taj Mahal		Trump Plaza			Trump Marina		Trump Indiana		THCR Consolidated
	(dollars in thousands)
Table Game Revenues (1)	$115,430			$68,013		$47,041		$13,675		$244,159
Table Game Drop (2)	$685,171			$443,295		$278,556		$85,437		$1,492,459
Table Win Percentage (3)	16.8%			15.3%		16.9%		16.0%		16.4%
Number of Table Games	127			90		81		45		343
Slot Revenues (4)	$262,985			$175,305		$153,063		$85,684		$677,037
Slot Handle (5)	$3,290,264			$2,203,086		$1,907,885		$1,107,372		$8,508,607
Slot Win Percentage (6)	8.0%			8.0%		8.0%		7.7%		8.0%
Number of Slot Machines	4,703			2,953		2,507		1,726		11,889
Other Gaming Revenues	$16,808		$	N/A		$467		$ N/A		$17,275
Total Gaming Revenues	$395,223			$243,318		$200,571		$99,359		$938,471

Number of Guest Rooms	1,250			904		728		300		3,182
Occupancy Rate	95.2%			93.5%		90.1%		54.6%		89.7%
Average Daily Rate (Room Revenue)	$78.54			$79.57		$77.66		$55.62		$77.33

	Nine Months Ended September 30, 2004
	Trump Taj Mahal		Trump Plaza			Trump Marina		Trump Indiana		THCR Consolidated
	(dollars in thousands)
Table Game Revenues (1)	$107,489			$61,332		$42,093		$14,027		$224,941
Increase (Decrease) over prior period	$(7,941)			$(6,681)		$(4,948)		$352		$(19,218)
Table Game Drop (2)	$653,300			$420,888		$266,625		$92,865		$1,433,678
Increase (Decrease) over prior period	$(31,871)			$(22,407)		$(11,931)		$7,428		$(58,781)
Table Win Percentage (3)	16.5%			14.6%		15.8%		15.1%		15.7%
Increase (Decrease) over prior period	(0.3	)pts		(0.7	)pts	(1.1	)pts	(0.9	)pts	(0.7	)pts
Number of Table Games	127			91		75		40		333
Increase (Decrease) over prior period	—			1		(6)		(5)		(10)
Slot Revenues (4)	$251,929			$174,824		$156,488		$90,776		$674,017
Increase (Decrease) over prior period	$(11,056)			$(481)		$3,425		$5,092		$(3,020)
Slot Handle (5)	$3,247,768			$2,140,351		$1,986,266		$1,175,940		$8,550,325
Increase (Decrease) over prior period	$(42,496)			$(62,735)		$78,381		$68,568		$41,718
Slot Win Percentage (6)	7.8%			8.2%		7.9%		7.7%		7.9%
Increase (Decrease) over prior period	(0.2	)pts		0.2	pts	(0.1	)pts	—	pts	(0.1	)pts
Number of Slot Machines	4,401			2,851		2,516		1,700		11,468
Increase (Decrease) over prior period	(302)			(102)		9		(26)		(421)
Other Gaming Revenues	$18,274		$	N/A		$409		$4,020		$22,703
Increase (Decrease) over prior period	$1,466		$	N/A		$(58)		$4,020		$5,428
Total Gaming Revenues	$377,692			$236,156		$198,990		$108,823		$921,661
Increase (Decrease) over prior period	$(17,531)			$(7,162)		$(1,581)		$9,464		$(16,810)

Number of Guest Rooms	1,250			904		728		300		3,182
Occupancy Rate	94.7%			94.0%		87.2%		52.6%		88.8%
Average Daily Rate (Room Revenue)	$76.79			$78.80		$80.82		$56.73		$77.18

(1)	“Table Game Revenues” is defined as the total amount wagered by table game patrons (the “Table Game Drop”), less the amounts paid back to such patrons by the casino for winning wagers.
(2)	“Table Game Drop” is defined as the total amount wagered by table game patrons.
(3)	“Table Win Percentage” is defined as the ratio, expressed as a percentage, of Table Game Revenues to Table Game Drop.
(4)	“Slot Revenues” is defined as the total amount wagered by slot patrons (the “Slot Handle”), less the amount paid back to slot patrons by the casino for winning pulls.
(5)	“Slot Handle” is defined as the total amount wagered by slot patrons.
(6)	“Slot Win Percentage” is defined as the ratio, expressed as a percentage, of Slot Revenues to Slot Handle.

Gaming revenues are the primary source of THCR’s revenues. The year-over-year decrease in gaming revenues in the Atlantic City market was due to decreased table game and slot revenues, which was principally caused by the lack of overall market growth to accommodate the Borgata opening in July 2003.

Table game revenues decreased by approximately $19,218,000, or 7.9%, from the comparable nine month period in 2003 due to decreases in table game drop as well as table win percentage at the Atlantic City properties. THCR’s Atlantic City table game win percentage was 16.4% and 15.7% for the nine months ended September 30, 2003 and 2004, respectively. The Atlantic City industry table game win percentages were 16.0% and 15.3% for the nine months ended September 30, 2003 and 2004, respectively. Trump Indiana’s increase of $352,000 in table game revenues was primarily attributed to the $7,428,000 or 8.7% increase in table game drop despite a 0.9 point decrease in table win percentage from the comparable period in 2003. The increase in table game drop at Trump Indiana is attributed to targeted marketing programs.

Slot revenues decreased by approximately $3,020,000, or 0.4%, from the comparable nine month period in 2003. Slot revenues decreased at Trump Taj Mahal primarily as a result of decreased slot win percentage and slot handle. Trump Plaza’s slot revenues decreased as a result of a decline in slot handle. Trump Marina’s and Trump Indiana’s slot revenues increases were primarily the result of increased slot handle due to the success of targeted marketing programs..

Trump Indiana’s gaming revenues also increased in 2004 due to the introduction of poker in December 2003.

For the nine months ended September 30, 2004, management fees of $6,161,000 were earned from the Trump 29 Casino compared to $2,988,000 for the nine months ended September 30, 2003. The year-over-year increase is primarily the result of marketing programs which have increased the customer base.

Promotional allowances increased by $8,901,000, or 3.8%, from the comparable nine month period in 2003 primarily as a result of increases in coin expense and complimentary hotel services at Trump Taj Mahal, Trump Plaza and Trump Marina, which were partially offset by a decrease at Trump Indiana.

Gaming costs and expenses decreased by approximately $5,040,000, or 1.2%, from the comparable nine month period in 2003. The $9,243,000, or 2.4%, decrease at the Atlantic City properties was attributed to decreases in payroll expenses. The $4,203,000, or 8.2%, increase at Trump Indiana is primarily attributed to increased gaming taxes proportionate to higher gaming revenues and increased payroll attributed to the addition of poker.

General and administrative expenses decreased approximately $928,000, or 0.5%, from the comparable nine month period in 2003. Decreases of $3,784,000 at the Atlantic City properties were attributed primarily to payroll and employee benefits expenses and offset by increased utility expenses. Additionally the Atlantic City properties recorded a donation of casino reinvestment obligations in the prior year. Trump Indiana’s expenses increased by approximately $3,045,000 from the comparable period in 2003, which were primarily attributed to real estate taxes and insurance.

Depreciation and amortization expenses increased approximately $7,651,000, or 10.9%, from the comparable nine month period in 2003. This increase is primarily attributed to slot machine purchases.

During the nine months ended September 30, 2003, THCR incurred debt renegotiation costs of $2,951,000 related to debt financing no longer pursued and transactional fees earned upon the consummation of the TCH Notes Offering on March 25, 2003. Approximately $2,857,000 in debt renegotiation costs were incurred during the nine months ended September 30, 2004 in connection with the proposed recapitalization of the Company by the DLJMB proposed investment which was terminated on September 22, 2004.

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

Other non-operating income increased approximately $1,462,000 from the comparable nine month period in 2003. The increase was primarily due to the settlement in April 2004 of an insurance claim for Trump Plaza’s warehouse which collapsed due to an unusual amount of snowfall in February 2003. The insurance settlement resulted in a gain of approximately $2,100,000, recognized in the quarter ended June 30, 2004. This gain was partially offset by an approximate $717,000 loss on the sale of property in Atlantic City.

Included in provision for incomes taxes of $25,272,000 for the nine months ended September 30, 2004 is $19,108,000 of expense recorded during the quarter ended March 31, 2004, by Trump Indiana as a result of a ruling by the Indiana tax court regarding the non-deductibility of the Indiana state wagering tax for the period from commencement of operations in June 1996 through the period ended March 31, 2004.

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

The carrying amount and fair value of our fixed rate indebtedness is as set forth below:

	September 30, 2004
Issuer/Debt	Carrying Amount	Fair Value
	(in thousands)
Trump Atlantic City Associates
$1.2 billion 11.25% First Mortgage Notes due 2006	$1,200,000	$1,035,000
$75 million 11.25% First Mortgage Notes due 2006 (1)	$74,641	$64,688
$25 million 11.25% First Mortgage Notes due 2006 (2)	$24,824	$21,563

Trump Casino Holdings, LLC
$425 million 11.625% First Priority Mortgage Notes due 2010 (3)	$406,288	$439,875
$68.8 million 17.625% Second Priority Mortgage Notes due 2010	$68,847	$68,847

(1)	Carrying amount represents principal in the amount of $75,000,000, net of unamortized discount of $359,000 at September 30, 2004.
(2)	Carrying amount represents principal in the amount of $25,000,000, net of unamortized discount of $176,000 at September 30, 2004.
(3)	Carrying amount represents principal in the amount of $425,000,000, net of unamortized discount of $18,712,000 at September 30, 2004.

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

ITEM 2 — UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 — OTHER INFORMATION

Management Changes. The Company issued a press release on October 28, 2004, and filed a Form 8-K with the SEC on November 1, 2004, announcing, among other things, that Scott C. Butera was appointed as the Company’s President and Chief Operating Officer, which appointment will be effective upon receiving the required regulatory approval.

Morgan Stanley. On October 26, 2004, the Company announced that it has retained Morgan Stanley & Co. Incorporated as the joint book-runner and co-lead manager of a $500 million financing that is expected to be consummated as part of the Plan (the “Financing”). Proceeds from the Financing, which will be secured on a first priority lien on substantially all of the Company’s assets are expected to fund immediate capital improvements, as well as certain expansion projects, at the Company’s current properties. The Financing would also provide financial resources for the Company to potentially invest in additional jurisdictions. UBS Investment Bank, the Company’s exclusive financial advisor in connection with the Plan, is expected to joint lead the Financing.

Beal Bank. The Company issued a press release on November 1, 2004, and filed a Form 8-K on November 4, 2004, announcing that it has selected Beal Bank as the sole lead arranger of the $100 million interim financing (“Interim Financing”) which is expected to be funded as part of the Plan. Proceeds from the Interim Financing, which will be secured by a lien on substantially all of the Company’s assets, are expected to be used to fund certain business costs, including capital expenditures, wages, trade and vendor contracts and leases.

Labor Negotiations. On November 9, 2004, United Here H.E.R.E. Local 54, AFL-CIO (“Local 54,” formerly the Hotel Employees & Restaurant Employees International Union) voted to approve of new five-year collective bargaining agreements with each of THCR’s Atlantic City properties. The prior collective bargaining agreements had expired on September 14, 2004. The new collective bargaining agreements will expire on September 14, 2009.

ITEM 6 — EXHIBITS

10.1	*	Restructuring Support Agreement, dated October 20, 2004

10.2	**	Commitment Letter and Term Sheet, dated November 1, 2004, between Trump Hotels & Casino Resorts, Inc. and Beal Bank, SSB

31.1		Certification by the Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

31.2		Certification by the Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

32.1		Certification of the Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to Current Report on Form 8-K filed by the Company with the SEC on October 21, 2004 and incorporated by reference herein.
**	Filed as an exhibit to Current Report on Form 8-K filed by the Company with the SEC on November 4, 2004 and incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUMP HOTELS & CASINO RESORTS, INC.
(Registrant)

Date: November 15, 2004

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