Form 10-Q
period 2005-03-31
TRUMP HOTELS & CASINO RESORTS INC
filed 2005-05-16
CIK 943320

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 12, 2005, there were 29,904,764 shares of common stock and 1,000 shares of class B common stock (having a voting equivalency of 13,918,723 shares of common stock) of Trump Hotels & Casino Resorts, Inc. outstanding.

TRUMP HOTELS & CASINO RESORTS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

TRUMP HOTELS & CASINO RESORTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	December 31, 2004	March 31, 2005
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$104,298	$110,219
Receivables, net	42,580	41,291
Inventories	11,575	11,973
Prepaid expenses and other current assets	12,337	9,086

Total Current Assets	170,790	172,569

PROPERTY AND EQUIPMENT, NET	1,700,311	1,696,912
INVESTMENT IN BUFFINGTON HARBOR, LLC	27,433	26,829
OTHER ASSETS:
Deferred transaction costs of plan	8,895	10,988
World’s Fair Land	17,921	17,921
Other assets, net of reserve of $8,014	58,405	61,967

Total other assets	85,221	90,876

TOTAL ASSETS	$1,983,755	$1,987,186

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Current maturities of long-term debt	$67,692	$68,610
Accounts payable and accrued expenses	143,194	159,216
Due to affiliates, net	3,305	3,292
Accrued interest payable, subject to compromise (See Note 1)	103,912	142,873

Total current liabilities	318,103	373,991

NON-CURRENT LIABILITIES:
Long-term debt, net of current maturities	31,821	24,697
Long-term debt, subject to compromise (See Note 1)	1,779,555	1,779,555
Long-term debt, related parties, subject to compromise (See Note 1)	16,367	16,367
Other long-term liabilities	23,622	23,682

Total non-current liabilities	1,851,365	1,844,301

TOTAL LIABILITIES	2,169,468	2,218,292

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Common Stock, $.01 par value, 75,000,000 shares authorized, 32,101,493 issued; 29,904,764 outstanding	321	321
Class B Common Stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional Paid in Capital	470,566	470,566
Accumulated Deficit	(636,400)	(681,793)
Less treasury stock at cost, 2,196,729 shares	(20,200)	(20,200)

TOTAL STOCKHOLDERS’ DEFICIT	(185,713)	(231,106)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,983,755	$1,987,186

See accompanying notes.

TRUMP HOTELS & CASINO RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2005

(unaudited)

(dollars in thousands, except share data)

	Three Months Ended March 31,
	2004	2005
REVENUES:
Gaming	$290,699	$290,008
Rooms	17,277	17,134
Food and beverage	28,774	28,337
Other	9,203	8,649

Gross revenues	345,953	344,128
Less—Promotional allowances	72,033	76,947

Net Revenues	273,920	267,181

COSTS AND EXPENSES:
Gaming	138,107	138,301
Rooms	6,864	6,565
Food and beverage	9,876	9,382
General and administrative	66,059	67,564
General and administrative-related party	1,922	540
Depreciation and amortization	25,476	24,776
Reorganization expense (See Note 1)	—	5,681

	248,304	252,809

Income from operations	25,616	14,372

NON-OPERATING INCOME AND (EXPENSE):
Interest income	85	470
Interest expense	(55,948)	(54,987)
Other non-operating income (expense), net	39	120

Non-operating expense, net	(55,824)	(54,397)

Loss before equity in loss from Buffington Harbor, LLC, provision for income taxes and discontinued operations	(30,208)	(40,025)
Equity in loss from Buffington Harbor, LLC	(613)	(605)

Loss before income taxes and discontinued operations	(30,821)	(40,630)
Provision for income taxes	(20,199)	(4,763)

Loss from continuing operations	(51,020)	(45,393)
Income from discontinued operations of Trump 29	2,230	—

NET LOSS	$(48,790)	$(45,393)

BASIC AND DILUTED PER SHARE DATA:
Continuing operations	$(1.71)	$(1.52)
Discontinued operations	0.07	—

Net loss (1)	$(1.63)	$(1.52)

Weighted average number of shares outstanding—basic and diluted	29,904,764	29,904,764

(1)	Results subject to rounding

See accompanying notes.

TRUMP HOTELS & CASINO RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(unaudited)

(dollars in thousands)

	Common Stock Amount	Add’l Paid In Capital	Accum Deficit	Treasury Stock	Total Stockholders’ Deficit
Balance, December 31, 2004	$321	$470,566	$(636,400)	$(20,200)	$(185,713)
Net Loss	—	—	(45,393)	—	(45,393)

Balance, March 31, 2005	$321	$470,566	$(681,793)	$(20,200)	$(231,106)

At March 31, 2005, there were 29,904,764 shares of Common Stock outstanding and 1,000 shares of Class B Common Stock (having the voting equivalency of 13,918,723 shares of Common Stock) outstanding.

See accompanying notes

TRUMP HOTELS & CASINO RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2005

(unaudited)

(dollars in thousands)

	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(51,020)	$(45,393)
Adjustments to reconcile net loss from continuing operations to net cash flows provided by operating activities:
Issuance of debt in satisfaction of accrued interest	2,005	453
Depreciation and amortization	25,476	24,776
Accretion of discounts on mortgage notes	643	—
Amortization of deferred loan costs	1,644	564
Provision for losses on receivables	1,484	921
Equity in loss from Buffington Harbor, LLC	613	605
Valuation allowance-CRDA investments	1,070	1,105

Changes in operating assets and liabilities:
Increase in receivables	(273)	(6,391)
Decrease (increase) in inventories	633	(398)
Decrease in other current assets	995	2,714
Increase (decrease) in due to affiliates, net	2,494	(13)
Increase in other assets	(269)	(3,644)
Increase in accounts payable, accrued expenses and other current liabilities	24,542	16,018
Increase in accrued interest payable	33,853	38,961
(Decrease) increase in other long-term liabilities	(66)	142

NET CASH FLOWS PROVIDED BY CONTINUING OPERATIONS	43,824	30,420
NET CASH FLOWS PROVIDED BY DISCONTINUED OPERATIONS	1,779	6,759

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	45,603	37,179

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(6,551)	(21,224)
Purchase of CRDA investments, net	(3,147)	(3,253)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(9,698)	(24,477)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from additional borrowings	—	3,162
Payment of long-term debt	(7,258)	(9,943)

NET CASH FLOWS USED IN FINANCING ACTIVITIES	(7,258)	(6,781)

NET INCREASE IN CASH AND CASH EQUIVALENTS	28,647	5,921
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	95,672	104,298

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$124,319	$110,219

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$17,804	$15,006

Cash paid for income taxes	$263	$264

Equipment purchased under capital leases	$21,111	$122

See accompanying notes.

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Organization and Operations

The accompanying condensed consolidated financial statements include those of Trump Hotels & Casino Resorts, Inc., a Delaware corporation (“THCR” or the “Company”), Trump Hotels & Casino Resorts Holdings, LP., a Delaware limited partnership (“THCR Holdings”) and its subsidiaries. THCR Holdings is currently beneficially owned approximately 63.4% by THCR, as both a general and limited partner, and approximately 36.6% by Donald J. Trump (“Mr. Trump”), as a limited partner. Mr. Trump’s limited partnership interests in THCR Holdings represent his economic interests in the assets and operations of THCR Holdings. Such limited partnership interests are convertible at Mr. Trump’s option into 13,918,723 shares of THCR’s common stock, par value $0.01 per share (the “THCR Common Stock”) (subject to certain adjustments), and if converted, would give Mr. Trump ownership of approximately 54.5% of the THCR Common Stock (including his current personal share ownership) or approximately 56.4% assuming currently exercisable options held by Mr. Trump were exercised. Mr. Trump’s limited partnership interests in THCR Holdings are represented by 1,000 shares of THCR’s Class B common stock, par value $0.01 per share (the “Class B Common Stock”). The Class B Common Stock has the voting equivalency of 13,918,723 shares of THCR Common Stock and generally votes on all matters with the THCR Common Stock as a single class. The Class B Common Stock is redeemable at par to the extent that Mr. Trump converts his limited partnership interests in THCR Holdings and is not entitled to receive any dividends. Accordingly, the accompanying condensed consolidated financial statements include those of THCR and its 63.4% owned subsidiary, THCR Holdings, and its wholly-owned subsidiaries:

•	Trump Atlantic City Associates (“TAC”) and its subsidiaries (collectively, the “TAC Subsidiaries”): Trump Taj Mahal Associates (“Taj Associates”), Trump Plaza Associates (“Plaza Associates”), Trump Atlantic City Funding, Inc. (“TAC Funding”), Trump Atlantic City Funding II, Inc. (“TAC Funding II”), Trump Atlantic City Funding III, Inc. (“TAC Funding III”), and Trump Atlantic City Corporation (“TACC”). Taj Associates owns and operates the Trump Taj Mahal Casino Resort (the “Trump Taj Mahal”), located on the northern part of Atlantic City’s Boardwalk. THCR Holdings acquired Taj Associates on April 17, 1996. Plaza Associates owns and operates the Trump Plaza Hotel and Casino (“Trump Plaza”), located at the center of the Boardwalk in Atlantic City, New Jersey.

•	Trump Casino Holdings, LLC (“TCH”) and its subsidiaries (collectively the “TCH Subsidiaries”): Trump Marina Associates, LP (“Marina Associates”), formerly named Trump’s Castle Associates, LP. (“Castle Associates”); Trump Marina, Inc., formerly named Trump’s Castle Hotel & Casino, Inc.; Trump Indiana, Inc.; Trump Indiana Casino Management, LLC; THCR Management Services, LLC (“THCR Management Services”); THCR Management Holdings, LLC; Trump Casino Funding, Inc. (“TCF”) and Trump Indiana Realty, LLC. Marina Associates owns and operates Trump Marina Hotel Casino (“Trump Marina”) located in Atlantic City’s marina district. Trump Indiana, Inc. owns and operates a riverboat gaming facility at Buffington Harbor, on Lake Michigan in Gary, Indiana (“Trump Indiana”). THCR Management Services formerly managed Trump 29 Casino (“Trump 29”) located near Palm Springs, California, pursuant to a management agreement (the “Trump 29 Management Agreement”) with the Twenty-Nine Palms Enterprise Corporation (“Enterprises”), a corporation wholly-owned by the Twenty-Nine Palms Band of Luiseno Mission Indians, a federally recognized Native American Tribe and owner of Trump 29 (the “Tribe”). TCH was capitalized in March 2003; Marina Associates, Trump Marina, Inc., Trump Indiana, Inc., Trump Indiana Casino Management, LLC, THCR Management Services, THCR Management Holdings, LLC (the sole member of THCR Management Services) and Trump Indiana Realty, LLC became wholly-owned subsidiaries of TCH on March 25, 2003, pursuant to a corporate reorganization approved by the Board of Directors of THCR.

•	Trump Hotels & Casino Resorts Funding, Inc. (“THCR Funding”), THCR Enterprises, LLC (“THCR Enterprises”), Trump Atlantic City Holding, Inc., THCR Enterprises, Inc., THCR Ventures, Inc., Trump Internet Casino, LLC, Trump Hotels and Casino Resorts Development Company, LLC (“THCR Development”) and Trump Plaza Funding, Inc.

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

THCR’s assets consist primarily of its limited and general partnership interests in THCR Holdings. THCR’s consolidated long-term debt of approximately $1,800,000,000, consists of the 11.25% First Mortgage Notes due 2006 issued by TAC, TAC Funding, TAC Funding II and TAC Funding III (the “TAC Notes”) ($1,300,000,000 aggregate principal face amount outstanding at March 31, 2005). Also included are the 11.625% First Priority Mortgage Notes due 2010 (the “TCH First Priority Notes”), and 17.625% Second Mortgage Notes due 2010 issued by TCH and TCF ($425,000,000 and $70,922,000 aggregate principal face amount, respectively, outstanding at March 31, 2005) (the “TCH Second Priority Notes,” together with the TCH First Priority Notes, the “TCH Notes”). The TAC Notes are guaranteed by the TAC subsidiaries (other than TAC Funding, TAC Funding II and TAC Funding III, the co-issuers of the TAC Notes), and are secured by substantially all of the fixed and other assets of such entities on a first priority basis. The TCH Notes are guaranteed by the TCH Subsidiaries (other than TCF, the co-issuer of the TCH Notes) and are secured by substantially all of the fixed and other assets of such entities on a first priority basis with respect to the TCH First Priority Notes and a second priority basis with respect to the TCH Second Priority Notes. The TAC Notes and the TCH Notes are not cross-collateralized and an event of default under one of the debt issues does not constitute an event of default under the other.

THCR has minimal operations, except for its ownership, through THCR Holdings and its subsidiaries, of Taj Associates, Plaza Associates, Marina Associates, Trump Indiana, Inc. and, prior to December 31, 2004, the management of Trump 29. On December 22, 2004, the Company, THCR Management Services and THCR Development entered into a memorandum of understanding (the “Memorandum of Understanding”) with the Tribe and Enterprises, which terminated the Trump 29 Management Agreement (along with an agreement in connection with the financing, development and construction of Trump 29 and a trademark agreement that licensed the “Trump” name for use at such facility), subject to payment by the Tribe and Enterprises of (i) all management fees earned by THCR Management Services for services rendered under the Trump 29 Management Agreement through December 31, 2004, and (ii) a $6.0 million fee, among other conditions. As such, the year-to-date results from THCR Management Services, as holder of the Trump 29 Management Agreement, are reflected in the statement of operations as discontinued operations for all periods presented. The majority of THCR’s revenues are derived from its gaming operations. Competition in the Atlantic City and Indiana casino markets is intense and management believes that this competition will continue as more casinos are opened and new entrants into the gaming industry become operational. THCR, through THCR Holdings and its subsidiaries, is the exclusive vehicle through which Donald J. Trump engages in gaming activities. The Company views each casino property as an operating segment and all such operating segments have been aggregated into one reporting segment. Each casino property derives its revenues from casino operations, room rentals, food and beverage sales and entertainment revenue.

The Company has incurred recurring losses from continuing operations, which totaled $13.6 million, $90.8 million, and $204.8 million during the years ended December 31, 2002, 2003 and 2004, respectively, and $45.4 million for the three months ended March 31, 2005. The Company had a working capital deficit of $201.4 million at March 31, 2005. The recurring operating losses are primarily the result of substantial debt service obligations on outstanding indebtedness. Additionally, the Company has experienced increased competition and other challenges in its markets. Due to these factors, the Company has not been able to expand its operations or reinvest in the maintenance of its owned properties at desired levels. The Company’s cash flows have generally been sufficient to fund operations and make interest payments when due (although, with respect to the interest payment scheduled to be paid on the TAC Notes on May 1, 2004 and on the TCH Notes on September 15, 2004, the Company utilized the thirty-day grace periods provided under the applicable indentures and delayed payment until May 27, 2004 and October 14, 2004, respectively, and in contemplation of and following the filing of the chapter 11 cases, the Company did not make the interest payments scheduled to be paid on the TAC Notes on November 1, 2004 or May 1, 2005 or the TCH Second Priority Notes on March 15, 2005). Nonetheless, the Company’s core businesses have not generated cash flows necessary to reinvest in the maintenance of or expansion of the Company’s hotel and casino properties at levels consistent with those of its competitors.

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

On October 21, 2004, THCR, TAC, TCH and certain of their affiliates entered into a restructuring support agreement (the “Restructuring Support Agreement”) with certain holders of the TAC Notes and TCH Notes and Donald J. Trump, as a beneficial owner of the Company’s debt and equity securities. The Restructuring Support Agreement provides for, among other things, a restructuring of the Company’s $1.8 billion aggregate principal amount of public indebtedness and a recapitalization of the Company’s capital structure. The Company’s participation in this recapitalization process was overseen by the special committee comprised of the Company’s independent directors.

Chapter 11 Filing

On November 21, 2004, the Company and its subsidiaries (collectively the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”) under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) (Case Nos. 04-46898 through 04-46925). Information concerning the cases is available on the Debtors’ website at http://www.THCRrecap.com (our website address provided in this quarterly report on Form 10-Q is not intended to function as a hyperlink and the information on our website is not and should not be considered part of this report and is not incorporated by reference in this document). The Company remains in possession of its assets and properties, and continues to operate its business and manage its properties as a “debtor-in-possession” pursuant to sections 1107 (a) and 1108 of the Bankruptcy Code. On April 5, 2005, the Bankruptcy Court entered an order confirming the Second Amended Joint Plan of Reorganization, dated as of March 30, 2005 (the “Plan”), of the Debtors, which order was amended on April 11, 2005. The Debtors expect to emerge from chapter 11 on or about May 20, 2005.

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

Chapter 11 is the principal business reorganization chapter of the Bankruptcy Code. Under chapter 11, a debtor is authorized to continue to operate its business in the ordinary course and to reorganize its business for the benefit of its creditors. A debtor-in-possession under chapter 11 may not engage in transactions outside the ordinary course of business without approval of the bankruptcy court, after notice and an opportunity for a hearing. In addition to permitting the rehabilitation of the debtor, section 362 of the Bankruptcy Code generally provides for an automatic stay of substantially all judicial, administrative and other actions or proceedings against a debtor and its property, including all attempts to collect claims or enforce liens that arose prior to the commencement of the debtor’s chapter 11 case. Also, the debtor may assume or reject pre-petition executory contracts and unexpired leases pursuant to section 365 of the Bankruptcy Code and other parties to executory contracts or unexpired leases being rejected may assert rejection damage claims as permitted thereunder. As of March 31, 2005, the Company had not rejected such contracts.

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

As part of the Plan, the Company and Donald J. Trump entered into an investment agreement (the “DJT Investment Agreement”), pursuant to which Mr. Trump would make a $55.0 million cash investment in the Debtors and contribute approximately $16.4 million principal amount of TCH Second Priority Notes owned by him (at 90% of the face amount thereof). Upon the consummation of the Plan, Mr. Trump will beneficially own approximately 29.16% of the recapitalized Company’s common stock (and/or common stock equivalents) on a fully-diluted basis, consisting of (i) approximately 9.12% in exchange for Mr. Trump’s $55.0 million cash investment; (ii) approximately 2.53% in exchange for Mr. Trump’s contribution of approximately $16.4 million aggregate principal amount of TCH Second Priority Notes beneficially owned by him (including interest accrued thereon); (iii) approximately 11.02% in return for entering into the trademark license agreement described below and agreeing to modifications to certain existing contractual relationships between Mr. Trump and the Debtors (including entering into a new services agreement with the Company); (iv) approximately 0.06% representing his existing equity interests after dilution upon the issuance of the recapitalized Company’s common stock; (v) approximately 3.5% issuable upon the exercise of certain ten-year warrants to be issued to Mr. Trump upon the consummation of the Plan, having an exercise price equal to 1.5 times the per share purchase price at which Mr. Trump makes his $55 million investment, and (vi) approximately 2.95% issuable upon exercise of the New Class A Warrants to be issued to Mr. Trump upon consummation of the Plan. Mr. Trump would also receive THCR Holdings’ 25% interest in the Miss Universe Pageant, which had no recorded net book value at March 31, 2005. The recapitalized Company would also enter into the following agreements with Mr. Trump:

•	a services agreement, which would have a three-year rolling term, pay Mr. Trump $2.0 million per year, plus a discretionary annual bonus, reimburse Mr. Trump for certain travel and customary administrative expenses incurred by Mr. Trump in his capacity as chairman, and terminate his existing executive agreement;

•	an amended and restated trademark license agreement, which would grant THCR Holdings a perpetual, exclusive, royalty-free license to use Mr. Trump’s name and likeness in connection with the Debtors’ casino and gaming activities, subject to certain terms and conditions, and terminate Mr. Trump’s existing trademark license agreement with THCR;

•	a three-year right of first offer agreement, pursuant to which the Trump Organization LLC, Mr. Trump’s controlled affiliate, would be granted a three-year right of first offer to serve as project manager, construction manager and/or general contractor with respect to construction and development projects for casinos, casino hotels and related lodging to be performed by third parties on the Debtors’ existing and future properties, subject to certain terms and conditions;

•	a voting agreement, which would determine the composition of recapitalized THCR’s board of directors for a certain period, subject to certain terms and conditions and applicable law; and

•	an amended and restated partnership agreement of THCR Holdings, which would, among other things, require the affirmative vote of Mr. Trump with respect to the sale or transfer of one or more of THCR’s current properties; provided, however, that THCR could sell or transfer such properties without Mr. Trump’s consent if THCR Holdings indemnified Mr. Trump up to an aggregate of $100 million for the U.S. federal income tax consequences to Mr. Trump associated with such sale or transfer.

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The recapitalized Company would also adopt an amended and restated certificate of incorporation and bylaws, and certain other Debtors would also adopt amended and restated organizational documents. In addition, on the effective date, the Company intends to change its name to “Trump Entertainment Resorts, Inc.” and undertake a simplification of its organizational structure, among other restructuring transactions. Organizational charts of the Company prior to and following the effective date are attached as Exhibit 99.1 and 99.2, respectively.

Under the Plan, holders of TAC Notes would exchange their notes for approximately $777.3 million aggregate principal amount of New Notes (as defined below), approximately $384.3 million of common stock (approximately 63.69% of the shares of common stock of recapitalized THCR on a fully diluted basis), and an additional amount in cash equal to simple interest accrued on approximately $777.3 million of New Notes (as defined below) at the annual rate of 8.5% from the last scheduled date to which interest was paid with respect to the TAC Notes (or May 1, 2004) through the effective date of the Plan. In addition, on or following the first anniversary of the effective date, holders of TAC Notes would receive (i) the cash proceeds from the exercise of New Class A Warrants (as defined below), plus any interest accrued thereon and (ii) if any of the New Class A Warrants are not exercised, the shares of recapitalized THCR’s common stock reserved for issuance upon exercise of such warrants.

Holders of TCH First Priority Notes would exchange their notes for approximately $425 million aggregate principal amount of New Notes, $21.25 million in cash, approximately $8.5 million of common stock (approximately 1.41% of the shares of common stock of recapitalized THCR on a fully diluted basis), and an additional amount in cash equal to simple interest accrued on $425 million at the annual rate of 12.625% through the effective date of the Plan (such payments to be made on the regularly scheduled interest payment dates for the TCH First Priority Notes).

The unaffiliated holders of TCH Second Priority Notes would exchange their notes for approximately $47.7 million aggregate principal amount of New Notes, approximately $2.3 million in cash, approximately $2.1 million of common stock (approximately 0.35% of the shares of common stock of recapitalized THCR on a fully diluted basis) and an additional amount in cash equal to simple interest accrued on (i) $54.6 million at the annual rate of 18.625% from the last scheduled date to which interest was paid with respect to the TCH Second Priority Notes to the date that is ninety days after the petition date for the chapter 11 cases (or February 21, 2005), and (ii) approximately $47.7 million at the annual rate of 8.5% from the ninety-first day after the petition date (or February 22, 2005) through the effective date of the Plan.

The 8.5% senior secured notes due 2015 of THCR Holdings and THCR Funding (the “New Notes”) to be issued to holders of TAC Notes and TCH Notes under the Plan would bear interest at an annual rate of 8.5% and have a ten-year maturity. The New Notes would be secured by a security interest in substantially all of the Debtors’ real property and incidental personal property and certain other assets of the Debtors, subject to liens securing a $500 million working capital and term loan facility (the “Exit Facility”) to be entered into on the effective date of the Plan and certain other permitted liens.

THCR’s existing common stockholders would receive nominal amounts of common stock of recapitalized THCR (approximately 0.05% of the shares on a fully diluted basis). Such existing holders (other than Mr. Trump) would receive New Class A Warrants to purchase up to approximately 5.34% of recapitalized THCR’s new common stock on a fully diluted basis, as described below. All existing options to acquire common stock of THCR or its affiliates would be cancelled. THCR’s common stockholders (except for Mr. Trump) would also receive an aggregate of $17.5 million in cash, as well as the net proceeds of the sale of a parcel of land owned by the Company in Atlantic City, New Jersey constituting the former World’s Fair site, which may be developed for non-gaming related use and had a net book value of $17.9 million at March 31, 2005. The sale of such property would occur approximately sixty days after the effective date of the Plan.

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

On the effective date, the Company would issue one-year warrants (the “New Class A Warrants”) to purchase shares of recapitalized THCR’s common stock at an exercise price equal to the per share purchase price at which Mr. Trump makes his $55 million investment (an aggregate purchase price of $50 million, or approximately 8.29% of THCR’s fully diluted common stock). THCR’s common stockholders (excluding Mr. Trump) would receive New Class A Warrants to purchase up to approximately 5.34% of recapitalized THCR’s common stock and Mr. Trump would receive New Class A Warrants to purchase approximately 2.95% of recapitalized THCR’s common stock. Proceeds from the exercise of New Class A Warrants (plus any interest accrued thereon), and any shares reserved for issuance of such warrants that have not been exercised, would be distributed to holders of TAC Notes on or following the first anniversary of the effective date of the Plan.

The value of the recapitalized Company’s common stock is based on the per share purchase price at which Mr. Trump makes his investment, or an assumed pro forma total equity value of the recapitalized Company of approximately $582.3 million. This assumed pro forma equity value, which appears in the Debtors’ disclosure statement in connection with the Plan, has not been determined in accordance with generally accepted accounting principles and is not a guarantee or forecast of predicted value of the recapitalized Company.

As part of the Plan, THCR would implement a 1,000 for 1 reverse stock split of the existing common stock of THCR, such that each 1,000 shares of common stock immediately prior to the reverse stock split would be consolidated into one share of new common stock of recapitalized THCR. The aggregate fractional share interests beneficially owned by each holder of existing shares of common stock would be rounded up to the nearest whole number.

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

The Debtors expect to effectuate the Plan on or around May 20, 2005. There can be no assurance, however, that the Debtors will emerge at this time or that the Debtors will realize any intended financial benefits under the Plan. If the Company is not successful in its financial restructuring efforts under the Plan or any alternative restructuring efforts, the Company will not be able to continue as a going concern.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC and available on the SEC’s website at www.sec.gov or through the Company’s website, www.trump.com.

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The casino industry in Atlantic City is seasonal in nature, with the peak season being the spring and summer months. Accordingly, results of operations for the three months ended March 31, 2004 and 2005 are not necessarily indicative of the operating results for a full year.

Accounting Impact of Chapter 11 Filing

The accompanying condensed consolidated financial statements have been prepared in accordance with AICPA Statement of Position No. (SOP) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The ability of the Company, both during and after the chapter 11 cases, to continue as a going concern is dependent upon, among other things, (i) the ability of the Company to successfully achieve required cost savings to complete its restructuring; (ii) the ability of the Company to maintain adequate cash on hand; (iii) the ability of the Company to generate cash from operations; (iv) the ability of the Company to consummate a plan of reorganization under the Bankruptcy Code and obtain emergence financing; (v) the ability of the Company to maintain its customer base; and (vi) the Company’s ability to achieve profitability. There can be no assurance that the Company will be able to successfully achieve these objectives in order to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Liabilities subject to compromise in the accompanying condensed consolidated balance sheets refer to certain of the liabilities of the Debtors incurred prior to the petition date of the chapter 11 cases. In accordance with SOP 90-7, liabilities subject to compromise are recorded at the estimated amount that is expected to be allowed as pre-petition claims in the chapter 11 proceedings and are subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, rejection of executory contracts and unexpired leases, proofs of claim, implementation of the Plan or other events. Liabilities subject to compromise consisted of the following as of March 31, 2005:

Non-current liabilities subject to compromise:

TAC Notes	$1,300,000,000
TCH Notes	479,555,000
TCH Notes, related party	16,367,000

$1,795,922,000

All other liabilities are expected to be satisfied in full in accordance with the Plan. Accordingly, the Company has not reflected any of these liabilities as subject to compromise in the accompanying balance sheets. The Company believes this classification provides an appropriate presentation of liabilities that are subject to and not subject to compromise.

In order to record its debt instruments at the amount of claim expected to be allowed by the Bankruptcy Court in accordance with SOP 90-7, as of chapter 11 petition date, the Company wrote off as reorganization expense its deferred financing fees and unamortized debt discount associated with the TAC Notes and TCH Notes in order to reflect such debt instruments at their par value, Reorganization expense also includes professional fees earned during the proceeding and other expenses directly associated with the bankruptcy process.

The following table summarizes reorganization expense for the three months ended March 31, 2005:

Professional fees and expenses	$5,681,000

The Company is required to accrue interest expense during the chapter 11 proceedings only to the extent that it is probable that such interest will be paid pursuant to the proceedings. The Company recognized interest

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

expense subsequent to the filing date of the chapter 11 petitions with respect to the current terms of its debt and its capital lease obligations. The Plan allows for certain reductions in the amount of accrued interest to be paid upon consummation of the Plan, as set forth in Note 1 above.

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

Deferred Financing Costs

Financing costs, including underwriters’ discounts and direct transactional fees (including accounting, legal and printing) associated with the issuance of debt have been capitalized as deferred bond and loan issuance costs in the accompanying consolidated balance sheets and are being amortized to interest expense over the terms of the related debt. In order to record its debt instruments at the amount of the claim expected to be allowed by the Bankruptcy Court in accordance with SOP 90-7, the Company wrote off as reorganization expense in prior periods the unamortized deferred bond and loan issuance costs associated with the TCH Notes and TAC Notes. Such write-off reflected these debt instruments at par value. “Deferred transaction costs of plan” include amounts currently capitalized and related to the new debt financing contemplated by the Plan. Such costs will be amortized to interest expense over the terms of the New Notes. Professional fees directly relating to the chapter 11 proceeding were expensed as incurred and recorded as reorganization expense.

Investment in Buffington Harbor Entities

THCR accounts for its investment in the Buffington Harbor Riverboats, LLC (“BHR”) (a 50% joint venture between Trump Indiana, Inc. and the Majestic Star Casino, LLC (“Majestic Star”)) under the equity method of accounting. Trump Indiana, Inc. and Majestic Star formed BHR and entered into an agreement (the “BHR Agreement”) relating to the joint ownership, development and operation of all common land-based and waterside operations in support of each of Trump Indiana Inc.’s and Majestic Star’s separate riverboat casinos at Buffington Harbor. Trump Indiana, Inc. and Majestic Star are equally responsible for the operating expenses of the common land-based facilities at the site. There can be no assurance that Trump Indiana, Inc. and/or Majestic Star will be able to fund their respective share of future capital contributions or operating expenses.

In accordance with the BHR Agreement, Trump Indiana, Inc. and Majestic Star pay berthing and other fees in an amount to cover the operating expenses of BHR. Berthing fees and other fees paid are included in general and administrative expenses in the accompanying statements of operations.

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Selected financial information of BHR is as follows:

	December 31, 2004	March 31, 2005
Cash	$311,052	$437,046
Total current assets	$2,544,956	$2,906,292
Property, plant and equipment, net	$57,199,307	$56,021,249
Total assets	$59,826,622	$59,008,887
Total current liabilities	$4,657,377	$5,051,037
Total liabilities	$4,962,081	$5,355,741
Total members’ equity	$54,864,541	$53,653,146

	For the Three Months Ended March 31,
	2004	2005
Net Revenues	$4,236,000	$3,049,000
Net Loss	$(1,226,000)	$(1,211,000)

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

Selected financial information of BHPA is as follows:

	December 31, 2004	March 31, 2005
Assets
Current assets	$1,875,000	$2,109,000
Property, plant and equipment, net	$34,265,000	$34,109,000
Other assets	$812,000	$775,000
Total assets	$36,952,000	$36,993,000

Liabilities and Equity
Current portion of long-term debt	$1,258,000	$1,258,000
Other current liabilities	$3,090,000	$3,319,000
Total current liabilities	$4,348,000	$4,577,000
Long-term debt	$16,641,000	$16,043,000
Deferred revenue-long term	$15,248,000	$14,955,000
Members’ capital	$715,000	$1,418,000
Total liabilities and equity	$36,952,000	$36,993,000

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	For the Three Months Ended March 31,
	2004	2005
Revenues	$706,000	$1,757,000
Net Income (Loss)	$(106,000)	$703,000

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

	For the Three Months Ended March 31,
	2004	2005
Net loss as reported	$(48,790,000)	$(45,393,000)
Deduct total stock-based compensation expense determined under fair value method of all awards, net of tax	(67,000)	(67,000)

Pro forma net loss	$(48,857,000)	$(45,460,000)

Basic and diluted loss per-share as reported	$(1.63)	$(1.52)

Basic and diluted loss per-share pro forma	$(1.63)	$(1.52)

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” According to such interpretation, the primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Adoption of this pronouncement had no material impact on the Company’s consolidated financial position, consolidated results of operations, or liquidity.

On December 16, 2004, the FASB issued Statement 123 (revised 2004), “Share Based Payment” (FAS 123R). FAS 123R supersedes APB 25, “Accounting for Stock Issued to Employees,” and is effective for public companies at the beginning of the first annual period after June 15, 2005. FAS 123R requires that the fair value of equity based awards be recognized in the financial statements for new awards and previously granted awards that are not yet fully vested on the adoption date. The Company is currently evaluating the impact of adopting FAS 123R. The impact of FAS 123R could have a material impact on the future results of operations of the Company.

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Other Assets

Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City. At December 31, 2004 and March 31, 2005, other assets include $8,014,000 which Plaza Associates previously believed would be recoverable on the settlement of the appeal. During the quarter ended December 31, 2004, a valuation reserve was placed against the receivable. The Company determined that the recoverability of the asset was no longer certain.

Reclassifications

Certain other reclassifications and disclosures have been made to prior period financial statements to conform to the current period presentation.

(3) Income Taxes

Income tax expense for the three months ended March 31, 2004 and 2005 is comprised of the following:

	For the Three Months Ended March 31,
	2004	2005
Indiana state income taxes	$19,108,000	$3,400,000
New Jersey state income taxes	1,091,000	1,363,000

	$20,199,000	$4,763,000

In July 1999, the Indiana Department of Revenue (the “Department”) issued a letter of findings to an unaffiliated Indiana gaming company, which affects Indiana riverboat gaming companies, including Trump Indiana, Inc., to the effect that the Riverboat Wagering Tax (the “Tax”), a tax deducted in computing income subject to federal tax, is not deductible when computing Indiana adjusted gross income for state tax purposes. The unaffiliated entity that received the letter of findings, with the assistance of the Indiana Casino Association, of which Trump Indiana, Inc. is a member, contested the findings in the Indiana Tax Court on the basis that the Tax is an excise tax and, as such, should be excluded from Indiana’s add-back requirements (that is, it should be deducted in computing gross income for Indiana income tax purposes). In April 2004, the Indiana Tax Court found in favor of the Department. As a result of the ruling, Trump Indiana, Inc. recorded an income tax provision of approximately $19,108,000 during the first quarter of 2004 (including approximately $900,000 in charges to the provision for income taxes in the first quarter of 2004) for the cumulative amount of taxes due since inception at Trump Indiana, Inc. as if state income taxes were computed by not deducting the tax in calculating Indiana adjusted gross income. The members of the Indiana Gaming Association subsequently appealed the Indiana Tax Court’s decision to the Indiana Supreme Court. The Indiana Supreme Court refused, however, to grant review of the Indiana Tax Court’s decision. In October 2004, Trump Indiana, Inc. received a notification from the Department assessing approximately $17,000,000 through 2002 in respect of this tax. On March 23, 2005, Trump Indiana, Inc. and the Department entered into a settlement agreement, pursuant to which Trump Indiana, Inc. agreed to pay the Department $20,708,071 in consideration of amounts due for all periods through 2003, (i) $500,000 of which was payable within five days of the execution of such agreement (which amount was paid upon execution of the settlement agreement), (ii) $500,000 of which will be payable on the first day of each month thereafter until the effective date of the Plan, and (iii) the balance of which will be payable within 60 days after the effective date of the Plan. In connection with the settlement agreement, Trump Indiana, Inc. recorded an additional $2,500,000 charge to income tax expense for the quarter ended March 31, 2005 to fully accrue the final settlement. The settlement agreement and the payments thereunder were approved by the Bankruptcy Court on March 25, 2005.

New Jersey state income taxes represent taxes as computed under the alternative minimum method in calculating state income taxes and the New Jersey Profits Tax in the amount of $828,000 and $263,000, respectively, for the three months ended March 31, 2004 and $1,100,000 and $263,000, respectively, for the three months ended March 31, 2005.

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company has not provided any provision for federal income taxes due to the current period operating loss. In addition, as disclosed in the Company’s financial statements for the year ended December 31, 2004 included in the Company’s 10-K filing with the Securities and Exchange Commission, the Company has net operating loss carryforwards and other deferred tax assets for which a full valuation allowance has been provided due to the uncertainty of realization.

As a result of the transactions discussed in Note 1, a portion of the net loss carryforwards may be utilized. Additionally, the amount of the federal net operating loss carryforwards may be limited in its use pursuant to Section 382 of the Internal Revenue Code as a result of the transactions discussed in Note 1. The Company has not yet completed its analysis of this matter, and the ultimate analysis will be contingent upon the actual transactions that would occur upon consummation of the Plan. However, it is expected that the actual limitation may be material to the Company’s ability to fully utilize its available federal NOL carryforward that exists as of March 31, 2005.

(4) NJSEA Subsidy Agreement

On April 12, 2004, the twelve Atlantic City casinos, including the Trump Taj Mahal, Trump Plaza and Trump Marina (collectively, the “Trump Atlantic City Properties”), executed an agreement (the “NJSEA Subsidy Agreement”) with the New Jersey Sports & Exposition Authority (“NJSEA”) and the Casino Reinvestment Development Authority (“CRDA”). The NJSEA Subsidy Agreement provides that the casinos, pro rata according to their gross revenues, shall: (1) pay $34 million to the NJSEA in cash in four yearly payments through October 15, 2007 and donate $52 million to the NJSEA from the regular payment of their CRDA obligations for use by the NJSEA through 2008 to enhance purses, fund breeders awards and establish account wagering at New Jersey horse racing tracks; and (2) donate $10 million from the regular payment of their CRDA obligations for use by the CRDA as grants to such other North Jersey projects as the CRDA shall determine. The donation of $62 million of CRDA obligations is conditioned upon the timely enactment and funding of the Casino Expansion Fund Act, which was enacted effective August 25, 2004 and established the Atlantic City Expansion Fund. The Casino Expansion Fund Act further identifies the casino hotel room occupancy fee as its funding source and directs the CRDA to provide the Fund with $62 million and make that amount available, on a pro rata basis, to each casino licensee for investment. By statute, as amended as of January 26, 2005, such funds shall be invested in eligible projects in Atlantic City which, if approved by the CRDA by August 25, 2006, add hotel rooms, retail, dining or non-gaming entertainment venues or other non-gaming amenities including, in certain circumstances, parking spaces or, if approved thereafter, additional hotel rooms. The Trump Atlantic City Properties have estimated their portion of the industry obligation at approximately 22.7%.

The NJSEA Subsidy Agreement further provides for a moratorium until January 2009 on the “conduct” of casino gaming at any New Jersey racetrack (unless casinos controlling a majority of the hotel rooms operated by the casinos in Atlantic City otherwise agree), and a moratorium until January 2006 on the introduction of casino gaming at any New Jersey racetrack. Violation of the moratorium terminates the NJSEA Subsidy Agreement and all further payment obligations to the NJSEA and requires the NJSEA to return all undistributed cash to the casinos and the CRDA to return all undistributed donated investment alternative tax obligation payments to the casinos.

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(5) Consolidated Financial Statements of Debtors In Possession

In accordance with SOP 90-7, presented below are the condensed consolidated financial statements of the Debtors (the Company and its subsidiaries) that filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. Such financial statements have been prepared using standards consistent with the Company’s consolidated financial statements.

Trump Hotels & Casino Resorts, Inc.

Debtors in Possession

Consolidated Statement of Operations

Period from November 21, 2004 to March 31, 2005

Revenues	$379,874
Operating Expenses	(328,578)
Depreciation and amortization	(34,581)
Reorganization expense	(47,065)

Loss from continuing operations	(30,350)
Interest income	786
Interest expense	(80,249)
Other	(287)

Loss before equity in loss from Buffington Harbor LLC, provision for income taxes and discontinued operations	(110,100)
Equity in loss from Buffington Harbor LLC	(869)

Loss before income taxes and discontinued operations	(110,969)
Provision for income taxes	(5,792)

Loss from continuing operations	(116,761)

Discontinued Operations:
Income from operations of Trump 29	702
Gain on termination of Trump 29 Management Contract	6,000

Income from discontinued operations	6,702

Net loss	$(110,059)

TRUMP HOTELS & CASINO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Trump Hotels & Casino Resorts, Inc.

Debtors in Possession

Consolidated Statement of Cash Flows

Period from November 21, 2004 to March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(116,761)
Adjustments to reconcile net loss from continuing operations to net cash flows provided by operating activities:
Non-cash reorganization expense	39,534
Issuance of debt in satisfaction of accrued interest	462
Depreciation and amortization	34,581
Amortization of deferred loan costs	8,578
Provisions for losses on receivables	1,359
Equity in loss from Buffington Harbor LLC	869
Valuation allowance - CRDA investments	1,487

Changes in operating assets and liabilities:
Increase in receivables	(9,635)
Increase in inventories	(741)
Decrease in due to affiliates, net	(7,628)
Decrease in other current assets	9,840
Decrease in other assets	1,632
Increase in accounts payable, accrued expenses and other current liabilities	1,901
Increase in accrued interest payable	49,395
Increase in other long-term liabilities	542

NET CASH FLOWS USED IN CONTINUING OPERATIONS	15,415
NET CASH FLOWS PROVIDED BY DISCONTINUED OPERATIONS	7,461

NET CASH FLOWS USED IN OPERATING ACTIVITIES	22,876

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(25,534)
Purchase of CRDA investments, net	(3,541)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(29,075)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt payments	(13,260)
Proceeds from borrowings	38,948

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	25,688

NET INCREASE IN CASH AND CASH EQUIVALENTS	19,489
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	90,730

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$110,219

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

In this section, the words “Company,” “we,” “our,” “ours,” and “us” refer to Trump Hotels & Casino Resorts, Inc. (“THCR”), Trump Hotels & Casino Resorts Holdings, LP. (“THCR Holdings”) and its subsidiaries, unless otherwise noted. We, through one or more subsidiaries of THCR Holdings, own and operate four casinos. Three of the four casinos are located in Atlantic City, New Jersey: (i) Trump Taj Mahal Casino Resort (the “Trump Taj Mahal”), (ii) Trump Plaza Hotel and Casino (“Trump Plaza”) and (iii) the Trump Marina Hotel Casino (“Trump Marina,” and together with the Trump Taj Mahal and the Trump Plaza, the “Trump Atlantic City Properties”). The fourth is a riverboat casino docked in Buffington Harbor on Lake Michigan in Indiana (“Trump Indiana,” and together with the Trump Atlantic City Properties, the “Trump Casino Properties”). Terms not defined in this section shall have the meanings ascribed to them elsewhere in this Quarterly Report on Form 10-Q.

Factors That May Affect Our Future Results

The Debtors and their businesses are subject to a number of risks, including (i) bankruptcy-related risk factors and (ii) general risk factors related to our business and financial condition. Any or all of such factors, which are enumerated below, could have a material adverse effect on the business, financial condition or results of operations of the Debtors. See also “Important Factors Relating to Forward-Looking Statements,” above. For additional risk factors specific to the Debtors’ chapter 11 cases, readers of this report should refer to Exhibit B of the Disclosure Statement, entitled “Risk Factors,” available on the Debtors’ website for the chapter 11 cases at www.THCRrecap.com. Our website address provided in this quarterly report on Form 10-Q is not intended to function as a hyperlink and the information on our website is not and should not be considered part of this report and is not incorporated by reference in this document.

Certain Bankruptcy Considerations

The bankruptcy filing may disrupt our operations.

We cannot predict or quantify the impact of the Debtors’ chapter 11 cases on our operations and those of our subsidiaries. We have attempted to minimize the adverse effects of the chapter 11 cases on our business and our relationships with employees, suppliers, customers and other parties. For example, we have obtained an order from the Bankruptcy Court authorizing the payment of undisputed unimpaired trade claims in the ordinary course of business during the pendency of the chapter 11 cases. However, the continuation of the chapter 11 cases, particularly if the Plan is not consummated in the time frame currently contemplated, could materially adversely affect our operations and financial performance and relationships with customers, employees, regulators, distributors and agents. If consummation of the Plan did not occur expeditiously, the Debtors could experience, among other things, increased costs for professional fees and similar expenses. In addition, prolonged chapter 11 proceedings could make it difficult to retain and attract other key personnel and would require senior management to spend significant time and effort dealing with our financial reorganization instead of focusing on operating our business.

We may not be able to consummate the Plan.

Although the Bankruptcy Court has confirmed the Plan, the consummation of the Plan, as well as the DJT Investment Agreement, is subject to certain conditions that must be fulfilled prior to the effective date of the Plan, including obtaining necessary authorizations, consents and regulatory approvals and the consummation of the restructuring transactions contemplated under the Plan, among other conditions. There can be no assurance that these conditions will be satisfied (or waived) and the restructuring of the Debtors completed. In addition, under the Plan, as amended, if the conditions precedent to the effective date have not occurred or been waived by the relevant parties on or before May 23, 2005, then such parties could terminate their support of the Plan. If the Plan were not consummated, the Debtors’ chapter 11 cases could become protracted or converted into a chapter 7 liquidation, either of which could substantially erode the value of the Debtors’ business to the detriment of all stakeholders.

If the Plan were consummated, THCR’s existing common stock would be severely diluted and options would be cancelled, and the holders of claims in several classes would be impaired.

The Plan provides that existing holders of common stock would receive only nominal amounts of common stock of the recapitalized Company (approximately 0.05% of the shares on a fully diluted basis). Such existing holders (other than Mr. Trump) would receive one-year New Class A Warrants to purchase up to approximately 5.34% of the recapitalized Company’s fully diluted common stock. All existing options to acquire common stock of the Company or its affiliates would be cancelled. The Company’s common stockholders (excluding Mr. Trump) would also receive an aggregate of $17.5 million in cash, as well as the net proceeds of the sale of a parcel of land owned by the Debtors in Atlantic City, New Jersey constituting the former World’s Fair site, which may be developed for non-gaming related use. The sale of such property would occur approximately sixty days after the effective date of the Plan. In addition, the Plan provides that holders of certain claims would be impaired, and that holders of TAC Notes and TCH Second Priority Notes would receive a recovery at a discount to the aggregate principal face amount of such obligations. As a result, any investment in the Debtors is speculative. The Debtors cannot provide assurance as to the value, if any, that any of these constituencies would be entitled to receive in the bankruptcy proceedings and the Debtors’ equity, debt or other securities may be restructured in a manner that would reduce or eliminate any remaining value. Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in any debt or equity securities of the Debtors.

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

If the Plan were consummated, THCR would have a new board of directors, management and stockholder base. Under the Plan, the board of directors of the recapitalized Company would consist of nine members, including five directors acceptable to the informal committee of holders of TAC Notes in connection with the Plan, three directors acceptable to Donald J. Trump (including Mr. Trump, as Chairman) and one joint director mutually acceptable to such committee and Mr. Trump. Following the effective date, a majority of the recapitalized Company’s board of directors would select the senior management of the Debtors, which may include current members of management, subject to mutually acceptable terms of employment. In addition, the TAC Noteholders would own an aggregate of approximately 63.69% of the shares of common stock of the recapitalized Company and Mr. Trump would beneficially own approximately 29.16% of the recapitalized Company, in each case on a fully diluted basis. Existing common stockholders would beneficially own approximately 5.39% of the fully diluted common stock of the recapitalized Company (including shares of common stock of the existing Company that have been reclassified into new common stock).

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

The Company’s common stock has been delisted from the New York Stock Exchange (the “NYSE”), which could seriously limit the liquidity of the recapitalized Company’s common stock and impair our ability to raise further capital through the sale of equity or debt securities.

On September 27, 2004, the NYSE delisted the Company’s common stock. Upon exit from chapter 11, we expect to apply to list our common stock on the NYSE, the Nasdaq national market system or small cap system or other national securities exchange or trading market. However, the success of obtaining the listing is not guaranteed, and the NYSE, Nasdaq or other national securities exchange or trading market, if applicable, may suspend or terminate the listing in the future. Failure to become listed would seriously limit the liquidity of the recapitalized Company’s common stock and impair our ability to raise future capital through the sale of equity or debt. Failure to become listed could also reduce the ability of holders of the common stock to purchase or sell shares as quickly and as inexpensively as they have done historically. Even if the recapitalized Company’s common stock were listed, no assurance can be given as to whether it would trade actively or the prices at which it would trade. In addition, there can be no assurance as to what the demand for the recapitalized Company’s common stock would be following the reorganization, the number of shares of common stock that would be sold following the reorganization or the price at which the common stock would trade following the reorganization.

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

Capital expenditures, such as room refurbishments, amenity upgrades and new gaming equipment, are necessary from time to time to preserve the competitiveness of our properties. The gaming industry market is competitive and is expected to become more competitive in the future. If the Plan is consummated, while the New Notes and the Exit Facility would enable us to construct the proposed tower at the Trump Taj Mahal, they would also limit our ability to make ongoing capital expenditures at our properties. Plans for construction of such a tower remain at a preliminary stage, and there is no assurance that such construction will take place, that such construction would be completed in a timely manner or, if constructed, that the tower would be profitable. Should the new tower not be constructed or fail to generate projected cash flows, our operating performance, revenues and earnings would be materially adversely affected.

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

Subject to certain limitations, the Company has the exclusive right to use the “Trump” name and Mr. Trump’s likeness in connection with gaming and related activities pursuant to the existing Trademark License Agreement. The Company’s rights under the Trademark License Agreement are secured by a security interest in the Trump name and the licensed marks for use in connection with casino services, pursuant to a security agreement. If there were a default under the Trademark License Agreement or the security agreement, the Company would have rights, subject to applicable state law, to enforce the rights and remedies contained in the security agreement. In the event of a foreclosure sale of the licensed marks, the net amount realized in such sale by the Company might not yield the full amount of damages that the Company could sustain as a result of the default. In addition, the existence of rights of others to use the Trump name, including pursuant to any security interests in trademarks for non-gaming hotels, could adversely affect the ability of the Company to realize the benefits of the security agreement.

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

If the Plan were consummated, our consolidated financial statements would reflect “fresh start” reporting adjustments made upon our emergence from bankruptcy. As a result, the book value of our properties and related depreciation and amortization expense, among other things, would change considerably from those items set forth in our historical consolidated financial statements. As a result of the fresh start accounting treatment and the transactions contemplated by the Plan, our financial condition and results of operations would not be comparable to the historical balance sheets, statements of operations or other financial information included in this report. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Policies; Accounting Impact of Chapter 11 Filing.”

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

In July 2004, Harrah’s Entertainment Inc. announced its intention to purchase Caesars Entertainment Inc., which would, if consummated, reportedly create the world’s largest gaming company with as many as an estimated fifty-four casinos across the country. The Harrah’s-Caesars company would hold a large percentage of properties in jurisdictions in which we currently compete. The transaction is expected to be consummated in the second quarter of 2005. In November 2004, Penn National Gaming Inc. agreed to acquire Argosy Gaming Co., which would reportedly transform Penn National Gaming Inc. into the nation’s third-largest operator of gaming properties. The transaction is expected to be consummated in the third quarter of 2005. In addition, in June 2004, MGM Mirage and Mandalay Resort Group announced that they had entered into a definitive merger agreement under which MGM Mirage agreed to purchase Mandalay. The transaction was consummated on April 25, 2005. The combined company would reportedly own and operate up to twenty-eight properties across the country. The final terms of certain of these transactions, including whether or not any of the companies will be required to divest any of their properties under the federal antitrust laws or under the rules and regulations promulgated by the various gaming regulatory agencies, are unknown at this time. The effects of any of these transactions on the gaming market, in general, or on any jurisdiction in which we currently have properties, in particular, cannot be ascertained at this time. However, the added strength of these competitors and resulting economies-of-scale could further diminish our market share in the markets in which we compete.

Our success depends, in part, on the availability of qualified management and personnel and on our ability to retain such employees.

Certain of our employees are required to be licensed by, or registered with, the New Jersey Casino Control Commission (the “CCC”) and/or the Indiana Gaming Commission (the “IGC”), depending upon the nature of their employment. Casino employees are subject to more stringent licensing requirements than non-casino employees, and are required to meet applicable standards pertaining to such matters as financial responsibility, good character, ability, casino training, experience and in-state residency. These regulations have resulted in significant competition for eligible employees. As a result, it may be difficult to attract, retain and train qualified employees due to the competition for employees with other gaming companies in the jurisdictions in which we operate and nationwide. A failure to attract or retain qualified management and personnel at all levels or the loss of our key executives could have a material adverse effect on our financial condition and results of operations.

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

The New York law had also permitted the installation of video lottery terminals (“VLTs”) at five horse racing tracks situated across the state of New York. In its July 2004 ruling, however, the Appellate Division of the Supreme Court of New York ruled that the law was unconstitutional because it required that a portion of VLT revenues go to horse-racing breeding funds and track purses. New York’s constitution stipulates that all net proceeds from lottery games go to aid education in New York state. It is anticipated that the ruling will be appealed.

In addition, the New York State Court of Appeals recently authorized the governor to enter into gaming compacts with Native American tribes on tribal land. The court also empowered the governor to allow VLTs at designated race tracks.

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

Indiana Wagering Tax Add-back. In July 1999, the Indiana Department of Revenue (the “Department”) issued a letter of findings to an unaffiliated Indiana gaming company, which affects Indiana riverboat gaming companies, including Trump Indiana, to the effect that the Riverboat Wagering Tax (the “Tax”), a tax deducted in computing income subject to federal tax, is not deductible when computing Indiana adjusted gross income for state tax purposes. The unaffiliated entity that received the letter of findings, with the assistance of the Indiana Casino Association, of which Trump Indiana, Inc. is a member, contested the findings in the Indiana Tax Court on the basis that the Tax is an excise tax and, as such, should be excluded from Indiana’s add-back requirements (that is, it should be deducted in computing gross income for Indiana income tax purposes). In April 2004, the Indiana Tax Court found in favor of the Department. As a result of the ruling, Trump Indiana, Inc. recorded an income tax provision of approximately $19,108,000 during the first quarter of 2004 (including approximately $900,000 in charges to the provision for income taxes in the first quarter of 2004) for the cumulative amount of taxes due since inception at Trump Indiana, Inc. as if state income taxes were computed by not deducting the tax in calculating Indiana adjusted gross income. The members of the Indiana Gaming Association subsequently appealed the Indiana Tax Court’s decision to the Indiana Supreme Court. The Indiana Supreme Court refused, however, to grant review of the Indiana Tax Court’s decision. In October 2004, Trump Indiana, Inc. received a notification from the Department assessing approximately $17,000,000 through 2002 in respect of this tax. On March 23, 2005, Trump Indiana, Inc. and the Department entered into a settlement agreement, pursuant to which Trump Indiana, Inc. agreed to pay the Department $20,708,071 in consideration of amounts due for all periods through 2003, (i) $500,000 of which was payable within five days of the execution of such agreement (which amount was paid upon execution of the settlement agreement), (ii) $500,000 of which is payable on the first day of each month thereafter until the effective date of the Plan, and (iii) the balance of which will be payable within 60 days after the effective date of the Plan. In connection with the settlement agreement, Trump Indiana, Inc. recorded an additional $2,500,000 charge to income tax expense for the quarter ended March 31, 2005, to fully accrue the final settlement. The settlement agreement and the payments described above were approved by the Bankruptcy Court on March 25, 2005.

NJSEA Subsidy Agreement. On April 12, 2004, the twelve Atlantic City casinos, including the Trump Atlantic City Properties, executed an agreement (the “NJSEA Subsidy Agreement”) with the New Jersey Sports & Exposition Authority (“NJSEA”) and the Casino Reinvestment Development Authority (“CRDA”). The NJSEA Subsidy Agreement provides that the casinos, pro rata according to their gross revenues, shall: (1) pay $34 million to the NJSEA in cash in four yearly payments through October 15, 2007 and donate $52 million to the NJSEA from the regular payment of their CRDA obligations for use by the NJSEA through 2008 to enhance purses, fund breeders awards and establish account wagering at New Jersey horse racing tracks; and (2) donate $10 million from the regular payment of their CRDA obligations for use by the CRDA as grants to such other North Jersey projects as the CRDA shall determine. The donation of $62 million of CRDA obligations is conditioned upon the timely enactment and funding of the Casino Expansion Fund Act, which was enacted effective August 25, 2004 and established the Atlantic City Expansion Fund. The Act further identifies the casino hotel room occupancy fee as its funding source and directs the CRDA to provide the Fund with $62 million and make that amount available, on a pro rata basis, to each casino licensee for investment. By statute, as amended as of January 26, 2005, such funds shall be invested in eligible projects in Atlantic City which, if approved by the CRDA by August 25, 2006, add hotel rooms, retail, dining or non-gaming entertainment venues or other non-gaming amenities including, in certain circumstances, parking spaces or, if approved thereafter, additional hotel rooms. The Trump Atlantic City Properties have estimated their portion of the industry obligation at approximately 22.7%.

The NJSEA Subsidy Agreement further provides for a moratorium until January 2009 on the “conduct” of casino gaming at any New Jersey racetrack (unless casinos controlling a majority of the hotel rooms operated by the casinos in Atlantic City otherwise agree), and a moratorium until January 2006 on the introduction of casino gaming at any New Jersey racetrack. Violation of the moratorium terminates the NJSEA Subsidy Agreement and all further payment obligations to the NJSEA and requires the NJSEA to return all undistributed cash to the casinos and the CRDA to return all undistributed donated investment alternative tax obligation payments to the casinos.

We cannot predict future changes in state taxation of casino gaming companies in jurisdictions in which we operate, and any such changes could adversely affect our profitability.

Critical Accounting Policies

The preparation of our financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Management periodically evaluates the Company’s policies and the estimates and assumptions related to such policies. The Trump Casino Properties operate in a highly regulated industry and are subject to regulations that describe and regulate operating and internal control procedures. Certain of the Company’s critical accounting policies and significant estimates are described below.

Revenue Recognition and Allowance for Doubtful Accounts

The majority of the Company’s revenue comes from gaming activities, and the majority of such revenue is derived from cash, which by nature does not involve estimations. The Company extends credit on a discretionary basis to certain qualified patrons. Credit play as a percentage of total dollars wagered on table games has historically been approximately 20% for the past three years. The Trump Casino Properties establish credit limits based upon the particular patron’s creditworthiness, as determined by an examination of various factors, including a credit check of the patron, checking the patron’s personal checking account balance and checking the patron’s credit limits and indebtedness at other casinos. The Company maintains an allowance for doubtful accounts for a portion of those customers whose checks have been unable to be deposited due to non-sufficient funds. This allowance is based on a specific review of customer accounts as well as a review of the history of write-offs of returned markers. Management believes that the reserve recorded is reasonable; however, these estimates could change in the near term based on the actual collection experience with each returned marker.

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

Accounting Impact of Chapter 11 Filing

The accompanying condensed consolidated financial statements have been prepared in accordance with AICPA Statement of Position No. (SOP) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The ability of the Company, both during and after the chapter 11 cases, to continue as a going concern is dependent upon, among other things, (i) the ability of the Company to successfully achieve required cost savings to complete its restructuring; (ii) the ability of the Company to maintain adequate cash on hand; (iii) the ability of the Company to generate cash from operations; (iv) the ability of the Company to consummate a plan of reorganization under the Bankruptcy Code and obtain emergence financing; (v) the ability of the Company to maintain its customer base; and (vi) the Company’s ability to achieve profitability. There can be no assurance that the Company will be able to successfully achieve these objectives in order to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Liabilities subject to compromise in the accompanying condensed consolidated balance sheets refer to certain of the liabilities of the Debtors incurred prior to the petition date of the chapter 11 cases. In accordance with SOP 90-7, liabilities subject to compromise are recorded at the estimated amount that is expected to be allowed as pre-petition claims in the chapter 11 proceedings and are subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, rejection of executory contracts and unexpired leases, proofs of claim, implementation of the Plan, or other events. Liabilities subject to compromise consisted of the following as of March 31, 2005:

Non-current liabilities subject to compromise:

TAC Notes	$1,300,000,000
TCH Notes	479,555,000
TCH Notes, related party	16,367,000

$1,795,922,000

All other liabilities are expected to be satisfied in full in accordance with the Plan. Accordingly, the Company has not reflected any of these liabilities as subject to compromise in the accompanying balance sheets. The Company believes this classification provides an appropriate presentation of liabilities that are subject to and not subject to compromise.

In order to record its debt instruments at the amount of claim expected to be allowed by the Bankruptcy Court in accordance with SOP 90-7, as of chapter 11 petition date, the Company wrote off as reorganization expense in prior periods its deferred financing fees and unamortized debt discount associated with the TAC Notes and TCH Notes. Reorganization expense also includes professional fees earned during the proceeding and other expenses directly associated with the bankruptcy process.

The following table summarizes reorganization expense for the three months ended March 31, 2005:

Professional fees and expenses	$5,681,000

The Company is required to accrue interest expense during the chapter 11 proceedings only to the extent that it is probable that such interest will be paid pursuant to the proceedings. The Company recognized interest expense subsequent to the filing date of the chapter 11 petitions with respect to the current terms of its debt and its capital lease obligations. The Plan allows for certain reductions in the amount of accrued interest to be paid upon consummation of the Plan, as set forth in Note 1 above.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” According to such interpretation, the primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Adoption of this pronouncement had no material impact on the Company’s consolidated financial position, consolidated results of operations, or liquidity.

On December 16, 2004, the FASB issued Statement 123 (revised 2004), “Share Based Payment” (FAS 123R). FAS 123R supersedes APB 25, “Accounting for Stock Issued to Employees,” and is effective for public companies at the beginning of the first annual period after June 15, 2005. FAS 123R requires that the fair value of equity based awards be recognized in the financial statements for new awards and previously granted awards that are not yet fully vested on the adoption date. The Company is currently evaluating the impact of adopting FAS 123R. The impact of FAS 123R could have a material impact on the future results of operations of the Company.

Financial Condition

Liquidity and Capital Resources

General. Cash flows from operating activities of the Trump Casino Properties generally constitute the Company’s primary source of liquidity. The Company’s cash flows, which include casino gaming revenues and room, food and beverage sales, have generally been sufficient to fund operations and make interest payments when due (although, with respect to the interest payment scheduled to be paid on the TAC Notes on May 1, 2004 and on the TCH Notes on September 15, 2004, the Company utilized the thirty-day grace periods provided under the applicable indentures and delayed payment until May 27, 2004 and October 14, 2004, respectively, and after executing the Restructuring Support Agreement and in contemplation of and following the filing of the chapter 11 cases, the Debtors did not make the interest payments scheduled to be paid on the TAC Notes on November 1, 2004 or May 1, 2005 or the TCH Second Priority Notes on March 15, 2005). Nonetheless, the Company’s core businesses have not generated cash flows necessary to reinvest in the maintenance or expansion of the Company’s hotel and casino properties at levels consistent with those of its competitors.

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

In October 2004, Trump Indiana, Inc. received a notification from the Indiana Department of Revenue assessing Trump Indiana, Inc. approximately $17 million through 2002 for its share of an industry-wide tax assessment affecting Indiana riverboat gaming companies. Although THCR accrued the liability associated with such assessment, absent consummation of the Plan (and the resulting liquidity from the Exit Facility), it may not have adequate liquidity to pay the tax assessment in full and any associated interest and penalties for all periods through 2003. On March 23, 2005, Trump Indiana, Inc. and the Indiana Department of Revenue entered into a settlement agreement, pursuant to which Trump Indiana, Inc. agreed to pay the Indiana Department of Revenue $20,708,071 in consideration of amounts due for all periods through 2003, (i) $500,000 of which was payable within five days of the execution of such agreement (which amount was paid upon execution of the settlement agreement), (ii) $500,000 of which is payable on the first day of each month thereafter until the effective date of the Plan, and (iii) the balance of which will be payable within 60 days after the effective date of the Plan. In connection with the settlement agreement, Trump Indiana, Inc. recorded an additional $2,500,000 charge to income tax expense for the quarter ended March 31, 2005, to fully accrue the final settlement. The settlement agreement and the payments were approved by the Bankruptcy Court on March 25, 2005.

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

Guarantees and Collateral. The TAC Notes are secured on a senior basis by substantially all of the real and personal property owned or leased by Plaza Associates and Taj Associates. The obligations evidenced by the TAC Notes are jointly and severally guaranteed by Taj Associates, Plaza Associates and TAC and all future subsidiaries of TAC (other than Trump Atlantic City Funding, Inc., Trump Atlantic City Funding II, Inc. and Trump Atlantic City Funding III, Inc., the respective co-issuers of such notes). The TAC Notes are not guaranteed by the Company, TCH or any of TCH’s subsidiaries, and none of such entities are obligated to, or are in a position to, provide funds to TAC or its subsidiaries for any purpose, other than certain amounts payable under a casino services agreement under which a division of Taj Associates manages the administrative overhead costs of the Trump Casino Properties.

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

In addition to the TAC Notes and TCH Notes, the Company utilizes capital lease financing to satisfy its capital resource needs. The Company’s ability to borrow funds, however, has been severely restricted by covenants in the indentures governing the TAC Notes and TCH Notes and by the Company’s high levels of indebtedness and interest expense. As a result of the chapter 11 filings, the long-term debt of the Debtors, including the TAC Notes, TCH Notes and other obligations, are technically in default and the obligations thereunder would be immediately payable upon acceleration of amounts due thereunder. However, under chapter 11, actions to collect pre-petition indebtedness against a debtor, as well as most pending litigation against a debtor, are stayed and other pre-petition obligations against us may not be enforced. Furthermore, pursuant to the Restructuring Support Agreement, noteholders signatory to such agreement have agreed to support the Plan pursuant to the terms of such agreement, and have agreed not to exercise any rights under the indentures governing the TAC Notes and TCH Notes, except as consistent with such agreement.

The following table sets forth the capital expenditures at the Trump Casino Properties for the three months ended March 31, 2004 and 2005:

TRUMP HOTELS AND CASINO RESORTS, INC.

CONSOLIDATING CAPITAL EXPENDITURES

(IN THOUSANDS)

	TRUMP TAJ MAHAL	TRUMP PLAZA	TRUMP MARINA	TRUMP INDIANA	THCR HOLDINGS	THCR CONSOL
FOR THE THREE MONTHS ENDED MARCH 31, 2004

Purchase of Property & Equipment	$2,981	$1,558	$898	$1,085	$29	$6,551
Capital Lease Additions (a)	11,786	4,573	4,752	—	—	21,111

Total Capital Expenditures	$14,767	$6,131	$5,650	$1,085	$29	$27,662

FOR THE THREE MONTHS ENDED MARCH 31, 2005

Purchase of Property & Equipment	$7,805	$7,343	$4,765	$1,294	$17	$21,224
Capital Lease Additions	—	—	—	122	—	122

Total Capital Expenditures	$7,805	$7,343	$4,765	$1,416	$17	$21,346

(a)	Capital lease additions for the Trump Casino Properties were principally slot machines.

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

Use of Proceeds. Pursuant to the DIP Agreement approved by order of the Bankruptcy Court, proceeds will be used for general working capital purposes in the ordinary course of business (i) to fund expenses incident to the Debtors’ efforts to operate, maintain, reorganize or dispose of their business and assets, (ii) to fund payment of fees and expenses owing to professionals incurred during the chapter 11 cases, (iii) to pay all fees and expenses provided under the DIP Agreement (whether incurred before or after the petition date) and (iv) as otherwise authorized by such orders, including permitted capital expenditures, priority employee wage claims and expenses associated with the assumption of executory contracts and unexpired leases. As of March 31, 2005, the Debtors had drawn approximately $39.4 million under the DIP Facility, leaving availability of approximately $60.6 million.

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

Future Sources of Liquidity

If the Debtors consummate the Plan, they expect to use cash provided by operating activities and proceeds from the Exit Facility to satisfy their liquidity needs. Although the Debtors have filed forms of the Exit Facility and indenture governing the New Notes with the Bankruptcy Court, the terms of such agreements remain subject to negotiation by the applicable parties, which may modify these agreements prior to the effective date of the Plan.

Exit Facility

On December 17, 2004, THCR, TAC and TCH entered into a commitment letter (the “Exit Facility Commitment Letter”), with Morgan Stanley Senior Funding, Inc. (“Morgan Stanley”) and UBS Loan Finance LLC and UBS Securities LLC (collectively, “UBS”), pursuant to which Morgan Stanley and UBS agreed to provide a financing commitment for, and act as joint lead arrangers and bookrunners, and Morgan Stanley agreed to act as administrative agent in connection with the Exit Facility. The Exit Facility Commitment Letter was amended during the first and second quarters of 2005 based on negotiations between the parties and certain developments in the Debtors’ chapter 11 cases. The Debtors expect that on the effective date of the Plan, the Debtors, Morgan Stanley and UBS will enter into the Exit Facility, which will incorporate the principal terms of the Exit Facility Commitment Letter.

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

Availability of Loans. Loans under the Tranche B-1 Loan Facility could only be borrowed on the effective date of the Plan. Loans under the Tranche B-2 Loan Facility could be borrowed in multiple drawings during the period commencing on the effective date through the first anniversary of the effective date. Loans under the Revolving Loan Facility could be borrowed, repaid and reborrowed on and after the effective date through the fifth anniversary of the effective date.

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

Issuers. The issuers of the New Notes would be THCR Holdings and THCR Funding (the “Issuers”). An estimated amount of approximately $730 aggregate principal amount of the New Notes would be nonrecourse to the Issuers and to the partners of THCR Holdings (the “Qualified Portion”). An estimated amount of approximately $520 million aggregate principal amount of the New Notes would be recourse to the Issuers and to THCR, in its capacity as general partner of THCR Holdings (the “Non-Qualified Portion”). The Non-Qualified Portion and Qualified Portion shall be recalculated on a periodic basis based on certain tax considerations no less frequently than annually, provided that in no event shall the Qualified Portion exceed $730 million aggregate principal amount of New Notes.

Guarantors. All of the domestic subsidiaries of THCR Holdings immediately following the effective date of the Plan (except for THCR Funding, the co issuer of the New Notes) (the “Guarantors”) would guarantee the Non-Qualified Portion, which would be fully recourse and enforceable against the collateral securing the New Notes. All of the Guarantors, with the exception of Trump Indiana, Inc., would guarantee the Qualified Portion, which would be nonrecourse and enforceable only against the collateral securing the New Notes.

Ranking. The New Notes would be senior obligations of the Issuers and would rank senior in right of payment to all of the future subordinated indebtedness of the Issuers. The obligations of the Issuers under the New Notes would be guaranteed on a senior basis by each of the Guarantors and would rank senior in right of payment to any of the Guarantors’ future subordinated indebtedness. Notwithstanding the foregoing, the New Notes and the guarantees thereof would be effectively subordinated to the Exit Facility.

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

To the extent that any New Notes are redeemed under the foregoing provisions, the Non-Qualified Portion and guarantees of the Non-Qualified Portion would be correspondingly reduced. Any New Notes redeemed in excess of the Non-Qualified Portion would reduce the Qualified Portion and the guarantees of the Qualified Portion.

Covenants. The New Notes indenture would contain covenants limiting THCR Holdings’ (and most or all of its subsidiaries’) ability to:

•	incur additional debt;

•	pay dividends or distributions on its capital stock or repurchase its capital stock;

•	issue stock of subsidiaries;

•	make certain investments;

•	create liens on its assets to secure debt;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer and sell assets.

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

Results of Operations: Operating Revenues and Expenses

All business activities of THCR are conducted primarily by Trump Taj Mahal, Trump Plaza, Trump Marina and Trump Indiana.

Comparison of Three-Month Periods Ended March 31, 2004 and 2005 The following tables include selected data of Trump Taj Mahal, Trump Plaza, Trump Marina and Trump Indiana.

	Three Months ended March 31, 2004
	Trump Taj Mahal	Trump Plaza	Trump Marina	Trump Indiana	THCR Consolidated*
	(dollars in thousands)
Revenues:
Gaming	$117,723	$72,431	$62,069	$38,476	$290,699
Other	24,458	15,644	13,121	2,031	55,254

Gross revenues	142,181	88,075	75,190	40,507	345,953
Less: Promotional allowances	29,454	22,487	16,961	3,131	72,033

Net Revenues	112,727	65,588	58,229	37,376	273,920

Costs and Expenses:
Gaming	54,665	34,950	29,473	19,019	138,107
Other	7,439	4,726	2,887	1,688	16,740
General & administrative	26,031	15,659	16,360	9,413	67,981
Depreciation & amortization	12,490	5,727	5,523	1,729	25,476

Total Costs and Expenses	100,625	61,062	54,243	31,849	248,304

Income from Operations	12,102	4,526	3,986	5,527	25,616

Non-operating income (expense)	(6)	87	28	(52)	124
Interest expense	(24,603)	(14,013)	(10,968)	(2,122)	(55,948)

Total Non-operating Expense, Net	(24,609)	(13,926)	(10,940)	(2,174)	(55,824)

Loss in joint venture	—	—	—	(613)	(613)

Provision for income taxes	(599)	(404)	(88)	(19,108)	(20,199)

Loss before discontinued operations	(13,106)	(9,804)	(7,042)	(16,368)	(51,020)
Income from discontinued operations from Trump 29	—	—	—	—	2,230

Net Loss	$(13,106)	$(9,804)	$(7,042)	$(16,368)	$(48,790)

*	Intercompany eliminations and expenses of THCR, THCR Holdings, TAC, TCH and Trump 29 Services are not separately shown.

	Three Months Ended March 31, 2005
	Trump Taj Mahal	Trump Plaza	Trump Marina	Trump Indiana	THCR Consolidated*
	(dollars in thousands)
Revenues:
Gaming	$122,757	$70,754	$63,033	$33,464	$290,008
Other	23,102	16,219	12,885	1,914	54,120

Gross revenues	145,859	86,973	75,918	35,378	344,128
Less: Promotional allowances	33,253	23,055	18,205	2,434	76,947

Net Revenues	112,606	63,918	57,713	32,944	267,181

Costs and Expenses:
Gaming	55,384	35,680	29,374	17,863	138,301
Other	7,531	4,399	2,332	1,685	15,947
General & administrative	27,309	16,550	15,902	7,649	68,104
Depreciation & amortization	12,295	5,240	5,433	1,767	24,776
Reorganization expense	10	10	10	11	5,681

Total Costs and Expenses	102,529	61,879	53,051	28,975	252,809

Income from Operations	10,077	2,039	4,662	3,969	14,372

Non-operating income (expense)	253	133	84	81	590
Interest expense	(24,303)	(13,395)	(11,192)	(1,689)	(54,987)

Total Non-operating Expense, Net	(24,050)	(13,262)	(11,108)	(1,608)	(54,397)

Loss in joint venture	—	—	—	(605)	(605)

Net Income (Loss) before income taxes	(13,973)	(11,223)	(6,446)	1,756	(40,630)
Provision for income taxes	(615)	(391)	(357)	(3,400)	(4,763)

Net Loss	$(14,588)	$(11,614)	$(6,803)	$(1,644)	$(45,393)

*	Intercompany eliminations, revenues and expenses of THCR, THCR Holdings, TAC, and TCH are not separately shown.

	Three Months Ended March 31, 2004
	Trump Taj Mahal		Trump Plaza			Trump Marina		Trump Indiana		THCR Consolidated*
	(dollars in thousands)

Table Game Revenues (1)	$35,272			$20,352		$13,320		$5,001		$73,945
Table Game Drop (2)	$206,029			$135,918		$82,568		$33,879		$458,394
Table Win Percentage (3)	17.1%			15.0%		16.1%		14.8%		16.1%
Number of Table Games	127			91		75		42		335
Slot Revenues (4)	$76,785			$52,079		$48,624		$32,344		$209,832
Slot Handle (5)	$995,308			$643,052		$623,721		$416,033		$2,678,114
Slot Win Percentage (6)	7.7%			8.1%		7.8%		7.8%		7.8%
Number of Slot Machines	4,368			2,837		2,501		1,663		11,369
Other Gaming Revenues	$5,666		$	N/A		$125		$1,131		$6,922
Total Gaming Revenues	$117,723			$72,431		$62,069		$38,476		$290,699
Number of Guest Rooms	1,250			904		728		300		3,182
Occupancy Rate	89.8%			85.4%		77.1%		46.7%		81.6%
Average Daily Rate (Room Revenue)	$70.65			$75.31		$79.20		$57.07		$73.12

	Three Months Ended March 31, 2005
	Trump Taj Mahal		Trump Plaza			Trump Marina		Trump Indiana		THCR Consolidated*
	(dollars in thousands)

Table Game Revenues (1)	$41,933			$18,379		$13,711		$4,747		$78,770
Increase (Decrease) over prior period	$6,661			$(1,973)		$391		$(254)		$4,825
Table Game Drop (2)	$221,263			$121,102		$76,077		$30,271		$448,713
Increase (Decrease) over prior period	$15,234			$(14,816)		$(6,491)		$(3,608)		$(9,681)
Table Win Percentage (3)	19.0%			15.2%		18.0%		15.7%		17.6%
Increase (Decrease) over prior period	1.9	pts		0.2	pts	1.9	pts	0.9	pts	1.5	pts
Number of Table Games	127			91		75		39		332
Increase (Decrease) over prior period	—			—		—		(3)		(3)
Slot Revenues (4)	$74,914			$52,375		$49,223		$27,076		$203,588
Increase (Decrease) over prior period	$(1,871)			$296		$599		$(5,268)		$(6,244)
Slot Handle (5)	$970,961			$673,416		$604,873		$349,493		$2,598,743
Increase (Decrease) over prior period	$(24,347)			$30,364		$(18,848)		$(66,540)		$(79,371)
Slot Win Percentage (6)	7.7%			7.8%		8.1%		7.7%		7.8%
Increase (Decrease) over prior period	—	pts		(0.3	)pts	0.3	pts	(0.1	)pts	—	pts
Number of Slot Machines	4,330			2,829		2,546		1,624		11,329
Increase (Decrease) over prior period	(38)			(8)		45		(39)		(40)
Other Gaming Revenues	$5,910		$	N/A		$99		$1,641		$7,650
Increase (Decrease) over prior period	$244		$	N/A		$(26)		$510		$728
Total Gaming Revenues	$122,757			$70,754		$63,033		$33,464		$290,008
Increase (Decrease) over prior period	$5,034			$(1,677)		$964		$(5,012)		$(691)

Number of Guest Rooms	1,250			904		728		300		3,182
Occupancy Rate	87.9%			88.1%		79.5%		46.1%		82.1%
Average Daily Rate (Room Revenue)	$73.17			$73.40		$75.91		$54.89		$72.88

(1)	“Table Game Revenues” is defined as the total amount wagered by table game patrons (the “Table Game Drop”), less the amounts paid back to such patrons by the casino for winning wagers.
(2)	“Table Game Drop” is defined as the total amount wagered by table game patrons.
(3)	“Table Win Percentage” is defined as the ratio, expressed as a percentage, of Table Game Revenues to Table Game Drop.
(4)	“Slot Revenues” is defined as the total amount wagered by slot patrons (the “Slot Handle”), less the amount paid back to slot patrons by the casino for winning pulls.
(5)	“Slot Handle” is defined as the total amount wagered by slot patrons.
(6)	“Slot Win Percentage” is defined as the ratio, expressed as a percentage, of Slot Revenues to Slot Handle.

Gaming revenues are the primary source of THCR’s revenues. The year-over-year decrease in gaming revenues was primarily due to decreased gaming revenues at the Trump Indiana property due to increased competition. Trump Indiana, Inc.’s decrease in gaming revenues was attributed to the combination of the Chicago area casinos re-instituting their marketing programs in anticipation of the temporary gaming tax increase in Illinois being eliminated and their other Gary, Indiana competitor, Majestic Star, instituting an aggressive 2005 marketing program.

Table game revenues increased by approximately $4,825,000, or 6.5%, from the comparable three month period in 2004 due primarily to the increase in the table win percentage to 17.6% from 16.1% in the comparable period of 2004, which was partially offset by a table game drop decrease of approximately $9,681,000, or 2.2%. THCR’s Atlantic City table game win percentage was 16.2% and 17.7% for the three months ended March 31, 2004 and 2005, respectively. The Atlantic City industry table game win percentages was 16.3% in both the three months ended March 31, 2004 and 2005, respectively.

Slot revenues decreased by approximately $6,244,000, or 3.0%, from the comparable three month period in 2004. The decrease in slot revenues were primarily due to the decline in slot revenues at the Trump Indiana property due to a more competitive marketing environment as noted above.

Promotional allowances increased by approximately $4,914,000, or 6.8%, from the comparable three month period in 2004 primarily as a result of increases in cash complimentaries related to increased table game revenues at the Trump Taj Mahal. Additionally, coin expenses and complimentary hotel services increased at the Trump Atlantic City Properties.

General and administrative expenses increased by approximately $123,000, or 0.2%, from the comparable three month period in 2004. Increases in the Trump Atlantic City Properties were primarily due to increased utility expenses which were offset by decreases in Trump Indiana, Inc.’s real estate tax and insurance expenses.

THCR recorded reorganization expenses in the amount of approximately $5,681,000 for the three month period ended March 31, 2005. The amounts were related to its reorganization efforts and chapter 11 voluntary petitions filed on November 21, 2004. These expenses principally included professional fees associated with the reorganization and bankruptcy proceedings.

Provisions for income taxes decreased by approximately $15,436,000. Included in the provision for income taxes is approximately $19,100,000 of expense recorded during the quarter ended March 31, 2004 by Trump Indiana, Inc. as a result of a ruling by the Indiana tax court regarding the non-deductibility of the Indiana state wagering tax for the period from commencement of operations in June 1996 through the period ended March 31, 2004. An additional $2,500,000 of expense was recorded during the quarter ended March 31, 2005, based on the final settlement.

The quarter ended March 31, 2004 included approximately $2,230,000 in since discontinued operations from the management of Trump 29.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The estimated fair values of other financial instruments are as follows:

	March 31, 2005
Issuer/Debt	Carrying Amount	Fair Value
Trump Atlantic City Associates
$1.2 billion 11.25% First Mortgage Notes due 2006	$1,200,000,000	$1,179,000,000
$75 million 11.25% First Mortgage Notes due 2006	$75,000,000	$73,688,000
$25 million 11.25% First Mortgage Notes due 2006	$25,000,000	$24,563,000

Trump Casino Holdings, LLC
$425 million 11.625% First Priority Mortgage Notes due 2010	$425,000,000	$466,438,000
$68.8 million 17.625% Second Priority Mortgage Notes due 2010	$70,922,000	$71,188,000

ITEM 4—CONTROLS AND PROCEDURES

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

ITEM 1—LEGAL PROCEEDINGS

Chapter 11 Cases

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

The United States trustee in the Debtors’ chapter 11 cases appointed a committee (the “Equity Committee”) to represent the interests of equity holders of the Debtors in connection with the cases. The Equity Committee had filed a number of motions opposing the Debtors’ chapter 11 cases and raised certain objections to the Plan (including a recommendation that each stockholder of THCR vote to reject the Plan) that were summarized in a letter enclosed with the solicitation materials accompanying the disclosure statement that was distributed to the Company’s stakeholders entitled to vote on the Plan. In addition, the Equity Committee and the Debtors had engaged in extensive litigation activities, including depositions, document requests and other discovery-related matters.

On March 30, 2005, the Debtors, the Equity Committee and certain other parties executed a stipulation, pursuant to which the co-chairs of the Equity Committee, which hold over five million shares of the Company’s common stock and had originally voted against the Plan, agreed to withdraw such votes and instead vote in favor of the Plan, as amended. Based on such support, as well as the acceptances of the Plan already received from other stakeholders entitled to vote on the Plan, the Debtors received acceptances from the requisite number and amount of claims and interests represented by creditors and stakeholders to confirm the Plan. The Bankruptcy Court entered an order confirming the Plan on April 5, 2005, which order was amended on April 11, 2005. The Debtors will emerge from bankruptcy if and when all conditions to the consummation of the Plan have been satisfied or waived, which is expected to occur on or about May 20, 2005.

DLJ Merchant Banking Partners III, LP (“DLJMB”) had objected to the Plan and asserted a claim for $25 million, plus expenses of at least $1 million, against certain of the Debtors with respect to a proposed $400 million equity investment by DLJMB in connection with a potential recapitalization of the Debtors pursued by the Debtors and DLJMB in 2004. The Debtors are evaluating DLJMB’s claim and reserve all rights with respect thereto (including the right to dispute the amount of such claim with the Bankruptcy Court). During the chapter 11 cases, the Debtors and DLJMB stipulated that, subject to certain conditions, DLJMB would withdraw its objection to the Plan and DLJMB’s claim would be litigated following the effective date of the Plan. At this time, the Debtors cannot predict the outcome of DLJMB’s claim or its effects on the Company’s business.

Pequot Tribe Litigation

On May 28, 2003, THCR Development filed a complaint against, among others, the Paucatuck Eastern Pequot Indian Tribal Nation (the “Pequot Tribe”) in the Superior Court for New London, Connecticut. In that complaint, THCR Development alleged fraud, breach of contract, conspiracy, violation of the Connecticut Unfair Trade Practices Act and intentional interference with contractual relations in connection with certain contractual arrangements between THCR Development and the Pequot Tribe. Pursuant to such arrangements, THCR Development agreed to support the efforts of the Pequot Tribe to obtain federal recognition, among other things, and THCR Development and the Pequot Tribe agreed to exercise commercially reasonable efforts to pursue the operation of a tribal gaming facility to be managed by THCR Development. In its complaint, THCR Development seeks, among other things, compensatory and punitive damages, attorneys fees and a finding by the court that certain members of the Pequot Tribe Tribal Counsel are in default under the aforementioned contractual arrangements in the sum of approximately $10 million. The Pequot Tribe filed a motion to dismiss most aspects of the case, however, such motion was recently dismissed by the Superior Court.

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

401(k) Plan Participant Litigation

On February 8, 2005, certain individuals filed a complaint in the United States District Court for the District of New Jersey, Camden Division, against certain persons and organizations that included members of the Trump Capital Accumulation Plan Administrative Committee. In their complaint, the plaintiffs alleged, among other things, that such persons and organizations, who were responsible for managing the Trump Capital Accumulation Plan, a defined contribution employee benefit plan for certain employees of Taj Associates, Plaza Associates, Marina Associates (f/k/a Trump Castle Associates, LP.) and Trump Indiana, Inc. (the “401(k) Plan”), breached their fiduciary duties owed to 401(k) Plan participants when THCR Common Stock held in employee accounts was allegedly sold without participant authorization if the participant did not willingly sell such shares by a specified date in accordance with the 401(k) Plan. The plaintiffs brought this suit under the Employee Retirement Income Security Act of 1974, as amended, on behalf of themselves and certain other 401(k) Plan participants and beneficiaries and sought to have the court certify their claims as a class action. In their complaint, the plaintiffs also sought, among other things, damages for losses suffered by certain accounts of affected 401(k) Plan participants as a result of such allegedly improper sale of THCR Common Stock and reasonable costs and attorneys’ fees. After extensive negotiations, the Debtors reached a resolution with the plaintiffs that would require payment of a maximum of an aggregate of $1.73 million by the Debtors. The Bankruptcy Court approved this resolution on April 5, 2005.

Federal Income Tax Examination

Taj Associates and Plaza Associates are currently involved in examinations with the Internal Revenue Service (the “IRS”) concerning their federal partnership income tax returns for the tax years 2002 and 2003. While any adjustments resulting from this examination could affect Taj Associates’ and Plaza Associates’ state income tax returns, Taj Associates and Plaza Associates do not believe that adjustments, if any, will have a material adverse effect on their financial condition or results of operations.

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

ITEM 2—UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 25, 2005, the Company, THCR Holdings and Donald J. Trump entered into the DJT Investment Agreement, pursuant to which Mr. Trump agreed to make a $55 million cash equity investment in THCR Holdings and contribute approximately $16.4 million aggregate principal face amount of TCH Second Priority Notes beneficially owned by him (including interest accrued thereon), in exchange for shares of stock (and/or common stock equivalents) of the recapitalized Company in connection with the Plan. The Debtors and Mr. Trump expect to amend the DJT Investment Agreement on or prior to the effective date of the Plan. Mr. Trump’s investment would be made on the effective date, at which time Mr. Trump would beneficially own approximately 29.16% of the recapitalized Company’s common stock (or limited partnership interests in THCR Holdings exchangeable for the recapitalized Company’s common stock) on a fully diluted basis, including shares of new Class B common stock, a ten-year warrant to purchase up to 3.5% of the recapitalized Company’s common stock and one-year New Class A Warrants exercisable into approximately 2.95% of the recapitalized Company’s common stock. The exercise price for the ten-year warrant would be 1.5 times the price per share at which Mr. Trump makes his $55 million investment, and the exercise price for the New Class A Warrants would be the per share price at which Mr. Trump makes such investment.

The shares of the recapitalized Company’s common stock, Class B common stock, the limited partnership interests in THCR Holdings, the ten-year warrant and New Class A Warrants would be issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. Mr. Trump has represented that he is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended. The DJT Investment Agreement (and agreements ancillary thereto) are subject to the terms and conditions set forth therein and may be modified prior to consummation of the Plan.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

As a result of the Debtors’ chapter 11 filing, events of default may be deemed to have occurred under the indentures governing the TAC Notes and TCH Notes. As a result of such defaults, the principal amount plus accrued and unpaid interest on the TAC Notes and TCH Notes could be accelerated and become due and payable immediately, among other remedies. Due to the chapter 11 filing, however, the ability of creditors to seek remedies to enforce their rights are stayed and creditor rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. Furthermore, pursuant to the Restructuring Support Agreement, noteholders signatory to such agreement have agreed to support the Plan and have agreed not to exercise any rights under the indentures governing the TAC Notes or TCH Notes, except as consistent with such agreement.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 22, 2005, the Debtors commenced the solicitation of votes from creditors and other stakeholders on whether or not to accept the Plan. The solicitation materials included the Plan, the accompanying disclosure statement, certain exhibits thereto, a ballot and other documents. As set forth in the disclosure statement, the Bankruptcy Court established February 9, 2005 as the record date for voting to accept or reject the Plan, and March 21, 2005 as the deadline for returning completed ballots (with the exception of securities held in “street name” (i.e., through a brokerage firm, trust company or other nominee), for which the deadline for submitting ballots to the applicable nominee was March 21, 2005 and the deadline for such nominee to return completed ballots to the Debtors’ voting agent was March 23, 2005). Based on the results of such voting, the Debtors received acceptances from significant majorities of classes entitled to vote on the Plan. The Bankruptcy Court entered an order confirming the Plan on April 5, 2005, which order was amended on April 11, 2005. The expected effective date of the Plan is on or about May 20, 2005.

ITEM 5—OTHER INFORMATION

ITEM 6—EXHIBITS

10.1	Settlement Agreement, dated as of March 23, 2005, between the Indiana Department of Revenue and Trump Indiana, Inc.

31.1	Certification by the Chief Executive Officer of Trump Hotels & Casino Resorts, Inc. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended

31.2	Certification by the Chief Financial Officer of Trump Hotels & Casino Resorts, Inc. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended

32.1	Certification of the Chief Executive Officer of Trump Hotels & Casino Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Trump Hotels & Casino Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Pre-Reorganization Corporate Structure Chart of the Debtors

99.2	Post-Reorganization Corporate Structure Chart of the Reorganized Debtors

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUMP HOTELS & CASINO RESORTS, INC. (Registrant)

Date: May 13, 2005	By:	/s/ FRANCIS X. MCCARTHY, JR.
Francis X. McCarthy, Jr. Executive Vice President of Corporate Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Settlement Agreement, dated as of March 23, 2005, between the Indiana Department of Revenue and Trump Indiana, Inc.

31.1	Certification by the Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

31.2	Certification by the Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

32.1	Certification of the Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Pre-Reorganization Corporate Structure Chart of the Debtors

99.2	Post-Reorganization Corporate Structure Chart of the Reorganized Debtors