Form 10-Q
period 2005-06-30
TRUMP ENTERTAINMENT RESORTS, INC.; TRUMP ENTERTAINMENT RESORTS HOLDINGS LP; TRUMP ENTERTAINMENT RESORTS FUNDING INC
filed 2005-08-15
CIK 943320, 943322, 943323

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 1-13794

TRUMP ENTERTAINMENT RESORTS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	13-3818402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Boardwalk Atlantic City, New Jersey	08401
(Address of principal executive offices)	(Zip Code)

(609) 449-6515

(Registrant’s telephone number, including area code)

Trump Hotels & Casino Resorts, Inc.

(Former name, former address and former fiscal year, if changed since last report)

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

(Exact name of registrant as specified in its charter)

DELAWARE	33-90786	13-3818407
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

1000 Boardwalk at Virginia Avenue Atlantic City, New Jersey		08401
(Address of principal executive offices)		(Zip Code)

609-449-6515

(Registrant’s telephone number, including area code)

Trump Hotels & Casino Resorts Holdings, L.P.

(Former name, former address and former fiscal year, if changed since last report)

TRUMP ENTERTAINMENT RESORTS FUNDING, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-90786-01	13-3818405
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

1000 Boardwalk at Virginia Avenue Atlantic City, New Jersey		08401
(Address of principal executive offices)		(Zip Code)

609-449-6515

(Registrant’s telephone number, including area code)

Trump Hotels & Casino Resorts Funding, Inc.

((Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☐No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒No ☐

As of August 12, 2005, there were 27,074,317 shares of common stock and 900 shares of class B common stock (having a voting equivalency of 9,377,484 shares of common stock) of Trump Entertainment Resorts, Inc. outstanding.

TRUMP ENTERTAINMENT RESORTS

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

AND

TRUMP ENTERTAINMENT RESORTS FUNDING, INC.

INDEX TO FORM 10-Q

Page No.
PART I—FINANCIAL INFORMATION

ITEM 1—Financial Statements
Condensed Consolidated Balance Sheets of Trump Entertainment Resorts, Inc. as of December 31, 2004 (Predecessor Company) and June 30, 2005 (Reorganized Company) (unaudited)	1
Condensed Consolidated Statements of Operations of Trump Entertainment Resorts, Inc. for the Three Months Ended June 30, 2004 (Predecessor Company), the Period April 1, 2005 to May 19, 2005 (Predecessor Company) and the Period May 20, 2005 to June 30, 2005 (Reorganized Company) (unaudited)	2
Condensed Consolidated Statements of Operations of Trump Entertainment Resorts, Inc. for the Six Months Ended June 30, 2004 (Predecessor Company), the Period January 1, 2005 to May 19, 2005 (Predecessor Company) and the Period May 20, 2005 to June 30, 2005 (Reorganized Company) (unaudited)	3
Condensed Consolidated Statement of Stockholders’ Equity (Deficit) of Trump Entertainment Resorts, Inc. for the Period May 20, 2005 to June 30, 2005 (Reorganized Company) (unaudited)	4
Condensed Consolidated Statements of Cash Flows of Trump Entertainment Resorts, Inc. for the Six Months Ended June 30, 2004 (Predecessor Company), the Period January 1, 2005 to May 19, 2005 (Predecessor Company) and the Period May 20, 2005 to June 30, 2005 (Reorganized Company) (unaudited)	5
Condensed Consolidated Balance Sheets of Trump Entertainment Resorts Holdings, L.P. as of December 31, 2004 (Predecessor Company) and June 30, 2005 (Reorganized Company) (unaudited)	6
Condensed Consolidated Statements of Operations of Trump Entertainment Resorts Holdings, L.P. for the Three Months Ended June 30, 2004 (Predecessor Company), the Period April 1, 2005 to May 19, 2005 (Predecessor Company) and the Period May 20, 2005 to June 30, 2005 (Reorganized Company) (unaudited)	7
Condensed Consolidated Statements of Operations of Trump Entertainment Resorts Holdings, L.P. for the Six Months Ended June 30, 2004 (Predecessor Company), the Period January 1, 2005 to May 19, 2005 (Predecessor Company) and the Period May 20, 2005 to June 30, 2005 (Reorganized Company) (unaudited)	8
Condensed Consolidated Statement of Partners’ Capital (Deficit) of Trump Entertainment Resorts Holdings, L.P. for the Period May 20, 2005 to June 30, 2005 (Reorganized Company) (unaudited)	9
Condensed Consolidated Statements of Cash Flows of Trump Entertainment Resorts Holdings, L.P. for the Six Months Ended June 30, 2004 (Predecessor Company), the Period January 1, 2005 to May 19, 2005 (Predecessor Company) and the Period May 20, 2005 to June 30, 2005 (Reorganized Company) (unaudited)	10
Notes to Condensed Consolidated Financial Statements (unaudited)	11

ITEM 2—Management’s Discussion and Analysis of Financial Conditions and Results of Operations	31

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2004 (PREDECESSOR COMPANY) AND JUNE 30, 2005 (REORGANIZED COMPANY)

(dollars in thousands, except share data)

	Predecessor Company	Reorganized Company
	December 31, 2004	June 30, 2005
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$104,298	$116,246
Receivables, net	42,580	36,896
Inventories	11,575	11,860
Prepaid expenses and other current assets	12,337	18,837

Total Current Assets	170,790	183,839

PROPERTY AND EQUIPMENT, NET	1,700,311	1,489,484
INVESTMENT IN BUFFINGTON HARBOR, LLC	27,433	44,331
OTHER ASSETS:
World’s Fair Land	17,921	—
Intangible assets	—	468,386
Deferred bond and loan issuance costs	8,895	21,468
Other assets	58,405	67,220

Total other assets	85,221	557,074

TOTAL ASSETS	$1,983,755	$2,274,728

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current maturities of long-term debt	$67,692	$30,262
Accounts payable and accrued expenses	107,756	143,601
Income taxes payable	35,438	54,545
Due to affiliates, net	3,305	2,069
Accrued interest payable	—	12,699
Accrued interest payable, subject to compromise	103,912	—

Total current liabilities	318,103	243,176

NON-CURRENT LIABILITIES:
Long-term debt, net of current maturities	31,821	1,426,952
Long-term debt, subject to compromise	1,779,555	—
Long-term debt, related parties, subject to compromise	16,367	—
Other long-term liabilities	23,622	24,256

Total non-current liabilities	1,851,365	1,451,208

TOTAL LIABILITIES	2,169,468	1,694,384

Minority Interest	—	136,380
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common Stock, $0.01 par value, 75,000,000 shares authorized, 29,904,764 issued and outstanding at December 31, 2004; $0.001 par value, 75,000,000 shares authorized, 27,038,768 issued and outstanding at June 30, 2005	321	27
Class B Common Stock, $0.01 par value, 1,000 shares authorized, issued and outstanding at December 31, 2004; $0.001 par value, 900 shares authorized, issued and outstanding at June 30, 2005	—	—
Additional Paid in Capital	470,566	451,553
Accumulated Deficit	(636,400)	(7,616)
Less treasury stock at cost, 2,196,729 shares at December 31, 2004	(20,200)	—

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(185,713)	443,964

TOTAL LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,983,755	$2,274,728

See accompanying notes.

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2004 (PREDECESSOR COMPANY),

THE PERIOD APRIL 1, 2005 TO MAY 19, 2005 (PREDECESSOR COMPANY)

AND MAY 20, 2005 TO JUNE 30, 2005 (REORGANIZED COMPANY)

(unaudited)

(dollars in thousands, except share data)

	Predecessor Company		Reorganized Company
	Three Months Ended June 30, 2004	April 1, 2005 to May 19, 2005	May 20, 2005 to June 30, 2005
REVENUES:
Gaming	$305,861	$161,428	$140,114
Rooms	20,226	10,305	9,109
Food and beverage	33,200	17,073	15,566
Other	10,740	4,924	5,284

Gross revenues	370,027	193,730	170,073
Less—Promotional allowances	79,015	44,312	38,606

Net Revenues	291,012	149,418	131,467

COSTS AND EXPENSES:
Gaming	141,445	76,608	67,174
Rooms	7,576	3,989	3,382
Food and beverage	12,664	6,232	5,715
General and administrative	65,798	34,991	31,721
General and administrative-related party	1,156	235	8,385
Depreciation and amortization	24,636	13,710	7,443
Reorganization (income) expense (See Note 2)	—	(166,398)	1,940

	253,275	(30,633)	125,760

Income from operations	37,737	180,051	5,707

NON-OPERATING INCOME AND (EXPENSE):
Interest income	270	412	243
Interest expense	(56,930)	(31,264)	(14,645)
Interest expense – related party	(747)	(628)	—
Other non-operating income, net	2,752	23	169

Non-operating expense, net	(54,655)	(31,457)	(14,233)

Income (loss) before equity in loss from Buffington Harbor, LLC, provision for income taxes, discontinued operations, extraordinary item and minority interest	(16,918)	148,594	(8,526)
Equity in loss from Buffington Harbor, LLC	(613)	(326)	(278)

Income (loss) before income taxes, discontinued operations, extraordinary item and minority interest	(17,531)	148,268	(8,804)
Provision for income taxes	(2,090)	(21,423)	(1,152)

Income (loss) from continuing operations	(19,621)	126,845	(9,956)
Income from discontinued operations of Trump 29	2,057	—	—
Extraordinary gain on extinguishment of debt	—	196,932	—
Minority interest	—	—	2,340

NET INCOME (LOSS)	$(17,564)	$323,777	$(7,616)

BASIC PER SHARE DATA:
Continuing operations	$(0.66)	$4.24	$(0.37)
Discontinued operations	0.07	—	—
Extraordinary gain on extinguishment of debt	—	6.59	—
Minority interest	—	—	0.09

Net income (loss)	$(0.59)	$10.83	$(0.28)

Weighted average number of shares outstanding	29,904,764	29,904,764	27,023,991

DILUTED PER SHARE DATA:
Continuing operations	$(0.66)	$2.89	$(0.37)
Discontinued operations	0.07	—	—
Extraordinary gain on extinguishment of debt	—	4.50	—
Minority interest	—	—	0.09

Net Income (Loss)	$(0.59)	$7.39	$(0.28)

Weighted average number of shares outstanding	29,904,764	43,823,487	27,023,991

See accompanying notes.

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 (PREDECESSOR COMPANY),

THE PERIOD JANUARY 1, 2005 TO MAY 19, 2005 (PREDECESSOR COMPANY)

AND THE PERIOD MAY 20, 2005 TO JUNE 30, 2005 (REORGANIZED COMPANY)

(unaudited)

(dollars in thousands, except share data)

	Predecessor Company		Reorganized Company
	Six Months Ended June 30, 2004	January 1, 2005 to May 19, 2005	May 20, 2005 to June 30, 2005
REVENUES:
Gaming	$596,561	$451,436	$140,114
Rooms	37,503	27,439	9,109
Food and beverage	61,974	45,410	15,566
Other	19,942	13,573	5,284

Gross revenues	715,980	537,858	170,073
Less—Promotional allowances	151,048	121,259	38,606

Net Revenues	564,932	416,599	131,467

COSTS AND EXPENSES:
Gaming	279,552	214,909	67,174
Rooms	14,440	10,554	3,382
Food and beverage	22,540	15,614	5,715
General and administrative	132,765	102,555	31,721
General and administrative-related party	2,169	775	8,385
Depreciation and amortization	50,114	38,486	7,443
Reorganization (income) expense (See Note 2)	—	(160,717)	1,940

	501,580	222,176	125,760

Income (loss) from operations	63,352	194,423	5,707

NON-OPERATING INCOME AND (EXPENSE):
Interest income	356	882	243
Interest expense	(112,195)	(85,695)	(14,645)
Interest expense—related party	(1,430)	(1,184)	—
Other non-operating income, net	2,791	143	169

Non-operating expense, net	(110,478)	(85,854)	(14,233)

Income (loss) before equity in loss from Buffington Harbor, LLC, provision for income taxes, discontinued operations, extraordinary item and minority interest	(47,126)	108,569	(8,526)
Equity in loss from Buffington Harbor, LLC	(1,226)	(931)	(278)

Income (loss) before income taxes, discontinued operations, extraordinary item and minority interest	(48,352)	107,638	(8,804)
Provision for income taxes	(22,289)	(26,186)	(1,152)

Income (loss) from continuing operations	(70,641)	81,452	(9,956)
Income from discontinued operations of Trump 29	4,287	—	—
Extraordinary gain on extinguishment of debt	—	196,932	—
Minority interest	—	—	2,340

NET INCOME (LOSS)	$(66,354)	$278,384	$(7,616)

BASIC PER SHARE DATA:
Continuing operations	$(2.36)	$2.72	$(0.37)
Discontinued operations	0.14	—	—
Extraordinary gain on extinguishment of debt	—	6.59	—
Minority interest	—	—	0.09

Net income (loss)	$(2.22)	$9.31	$(0.28)

Weighted average number of shares outstanding	29,904,764	29,904,764	27,023,991

DILUTED PER SHARE DATA:
Continuing operations	$(2.36)	$1.86	$(0.37)
Discontinued operations	0.14	—	—
Extraordinary gain on extinguishment of debt	—	4.50	—
Minority interest	—	—	0.09

Net Income (Loss)	$(2.22)	$6.36	$(0.28)

Weighted average number of shares outstanding	29,904,764	43,823,487	27,023,991

See accompanying notes.

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD MAY 20, 2005 TO JUNE 30, 2005 (REORGANIZED COMPANY)

(unaudited)

(dollars in thousands)

	Common Stock Amount	Add’l Paid In Capital	Accum. Deficit	Total Stockholders’ Equity
Reorganized Company:
Capitalization of Company on May 20, 2005	$27	$443,553	$—	$443,580
Compensatory stock warrants	—	8,000		8,000
Net Loss	—	—	(7,616)	(7,616)

Balance, June 30, 2005	$27	$451,553	$(7,616)	$443,964

At June 30, 2005, there were 27,038,768 shares of Common Stock outstanding and 900 shares of Class B Common Stock (having the voting equivalency of 9,377,484 shares of Common Stock) outstanding.

See accompanying notes.

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 (PREDECESSOR COMPANY),

THE PERIOD JANUARY 1, 2005 TO MAY 19, 2005 (PREDECESSOR COMPANY)

AND MAY 20, 2005 TO JUNE 30, 2005 (REORGANIZED COMPANY) (unaudited)

(dollars in thousands)

	Predecessor Company		Reorganized Company
	Six Months Ended June 30, 2004	January 1, 2005 to May 19, 2005	May 20, 2005 to June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations less minority interest	$(70,641)	$81,452	$(7,616)
Adjustments to reconcile income (loss) from continuing operations to net cash flows provided by (used in) operating activities:
Minority interest in net income (loss)	—	—	(2,340)
Non-cash reorganization income, net	—	(210,117)	—
Issuance of debt in satisfaction of accrued interest	2,005	797	—
Depreciation and amortization	50,114	38,486	7,443
Compensatory stock warrants	—	—	8,000
Accretion of discounts on mortgage notes	1,300	—	—
Amortization of deferred loan costs	3,268	665	282
Provision for losses on receivables	2,735	1,445	560
Equity in loss from Buffington Harbor, LLC	1,226	931	278
Valuation allowance-CRDA investments	2,269	1,757	506

Changes in operating assets and liabilities:
(Increase) decrease in receivables	(1,373)	(5,235)	2,155
(Increase) decrease in inventories	(145)	(485)	200
Increase in other current assets	(4,745)	(2,808)	(4,357)
Increase (decrease) in due to affiliates, net	2,428	(538)	(698)
Increase in other assets	(7,720)	(1,018)	(3,736)
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	33,137	59,575	(4,623)
Increase (decrease) in accrued interest payable	496	67,754	(71,830)
(Decrease) increase in other long-term liabilities	(502)	3,835	(198)

NET CASH FLOWS PROVIDED BY (USED IN) CONTINUING OPERATIONS	13,852	36,496	(75,974)
NET CASH FLOWS PROVIDED BY DISCONTINUED OPERATIONS	3,967	6,759	—

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	17,819	43,255	(75,974)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(11,081)	(39,033)	(17,816)
Purchase of CRDA investments, net	(6,390)	(6,115)	(1,376)
Other	(18)	—	—

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(17,489)	(45,148)	(19,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock in connection with the Plan	—	—	55,000
Proceeds from additional borrowings	—	23,375	160,000
Cash distributions to noteholders and stockholders	—	—	(41,120)
Loan costs	—	(2,926)	(9,929)
Payment of long-term debt	(14,869)	(18,240)	(57,153)

NET CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	(14,869)	2,209	106,798

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,539)	316	11,632
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	95,672	104,298	104,614

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$81,133	$104,614	$116,246

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$106,556	$16,129	$86,173

Cash paid for income taxes	$525	$6,014	$2,211

Equipment purchased under capital leases	$24,355	$122	$—

See accompanying notes.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2004 (PREDECESSOR COMPANY)

AND JUNE 30, 2005 (REORGANIZED COMPANY) (dollars in thousands)

	Predecessor Company	Reorganized Company
	December 31, 2004	June 30, 2005
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$104,294	$116,242
Receivables, net	42,580	36,896
Inventories	11,575	11,860
Prepaid expenses and other current assets	12,337	18,837

Total Current Assets	170,786	183,835

PROPERTY AND EQUIPMENT, NET	1,700,311	1,489,484
INVESTMENT IN BUFFINGTON HARBOR, LLC	27,433	44,331
OTHER ASSETS:
World’s Fair Land	17,921	—
Intangible assets	—	468,386
Deferred bond and loan issuance costs	8,895	21,468
Other assets	58,405	67,220

Total other assets	85,221	557,074

TOTAL ASSETS	$1,983,751	$2,274,724

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
CURRENT LIABILITIES:
Current maturities of long-term debt	$67,692	$30,262
Accounts payable and accrued expenses	107,413	143,601
Income taxes payable	35,438	54,545
Due to affiliates, net	3,305	2,069
Accrued interest payable	—	12,699
Accrued interest payable, subject to compromise	103,912	—

Total current liabilities	317,760	243,176

NON-CURRENT LIABILITIES:
Long-term debt, net of current maturities	31,821	1,426,952
Long-term debt, subject to compromise	1,779,555	—
Long-term debt, related parties, subject to compromise	16,367	—
Other long-term liabilities	23,622	24,252

Total non-current liabilities	1,851,365	1,451,204

TOTAL LIABILITIES	2,169,125	1,694,380

COMMITMENTS AND CONTINGENCIES
PARTNERS’ CAPITAL (DEFICIT):
Partners’ Capital	647,303	590,300
Accumulated Deficit	(832,677)	(9,956)

TOTAL PARTNERS’ CAPITAL (DEFICIT)	(185,374)	580,344

TOTAL LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)	$1,983,751	$2,274,724

See accompanying notes.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2004 (PREDECESSOR COMPANY),

THE PERIOD APRIL 1, 2005 TO MAY 19, 2005 (PREDECESSOR COMPANY)

AND THE PERIOD MAY 20, 2005 TO JUNE 30, 2005 (REORGANIZED COMPANY)

(unaudited)

(dollars in thousands)

	Predecessor Company		Reorganized Company
	Three Months Ended June 30, 2004	April 1, 2005 to May 19, 2005	May 20, 2005 to June 30, 2005
REVENUES:
Gaming	$305,861	$161,428	$140,114
Rooms	20,226	10,305	9,109
Food and beverage	33,200	17,073	15,566
Other	10,740	4,924	5,284

Gross revenues	370,027	193,730	170,073
Less—Promotional allowances	79,015	44,312	38,606

Net Revenues	291,012	149,418	131,467

COSTS AND EXPENSES:
Gaming	141,445	76,608	67,174
Rooms	7,576	3,989	3,382
Food and beverage	12,664	6,232	5,715
General and administrative	65,798	34,991	31,721
General and administrative-related party	1,156	235	8,385
Depreciation and amortization	24,636	13,710	7,443
Reorganization (income) expense (See Note 2)	—	(166,398)	1,940

	253,275	(30,633)	125,760

Income from operations	37,737	180,051	5,707

NON-OPERATING INCOME AND (EXPENSE):
Interest income	270	412	243
Interest expense	(56,930)	(31,264)	(14,645)
Interest expense—related party	(747)	(628)	—
Other non-operating income, net	2,752	23	169

Non-operating expense, net	(54,655)	(31,457)	(14,233)

Income (loss) before equity in loss from Buffington Harbor, LLC, provision for income taxes, discontinued operations and extraordinary item	(16,918)	148,594	(8,526)
Equity in loss from Buffington Harbor, LLC	(613)	(326)	(278)

Income (loss) before income taxes, discontinued operations and extraordinary item	(17,531)	148,268	(8,804)
Provision for income taxes	(2,090)	(21,423)	(1,152)

Income (loss) from continuing operations	(19,621)	126,845	(9,956)
Income from discontinued operations of Trump 29	2,057	—	—
Extraordinary gain on extinguishment of debt	—	196,932	—

NET INCOME (LOSS)	$(17,564)	$323,777	$(9,956)

See accompanying notes.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 (PREDECESSOR COMPANY),

THE PERIOD JANUARY 1, 2005 TO MAY 19, 2005 (PREDECESSOR COMPANY)

AND THE PERIOD MAY 20, 2005 TO JUNE 30, 2005 (REORGANIZED COMPANY)

(unaudited)

(dollars in thousands)

	Predecessor Company		Reorganized Company
	Six Months Ended June 30, 2004	January 1, 2005 to May 19, 2005	May 20, 2005 to June 30, 2005
REVENUES:
Gaming	$596,561	$451,436	$140,114
Rooms	37,503	27,439	9,109
Food and beverage	61,974	45,410	15,566
Other	19,942	13,573	5,284

Gross revenues	715,980	537,858	170,073
Less—Promotional allowances	151,048	121,259	38,606

Net Revenues	564,932	416,599	131,467

COSTS AND EXPENSES:
Gaming	279,552	214,909	67,174
Rooms	14,440	10,554	3,382
Food and beverage	22,540	15,614	5,715
General and administrative	132,765	102,555	31,721
General and administrative-related party	2,169	775	8,385
Depreciation and amortization	50,114	38,486	7,443
Reorganization (income) expense (See Note 2)	—	(160,717)	1,940

	501,580	222,176	125,760

Income from operations	63,352	194,423	5,707

NON-OPERATING INCOME AND (EXPENSE):
Interest income	356	882	243
Interest expense	(112,195)	(85,695)	(14,645)
Interest expense—related party	(1,430)	(1,184)	—
Other non-operating income, net	2,791	143	169

Non-operating expense, net	(110,478)	(85,854)	(14,233)

Income (loss) before equity in loss from Buffington Harbor, LLC, provision for income taxes, discontinued operations and extraordinary item	(47,126)	108,569	(8,526)
Equity in loss from Buffington Harbor, LLC	(1,226)	(931)	(278)

Income (loss) before income taxes, discontinued operations and extraordinary item	(48,352)	107,638	(8,804)
Provision for income taxes	(22,289)	(26,186)	(1,152)

Income (loss) from continuing operations	(70,641)	81,452	(9,956)
Income from discontinued operations of Trump 29	4,287	—	—
Extraordinary gain on extinguishment of debt	—	196,932	—

NET INCOME (LOSS)	$(66,354)	$278,384	$(9,956)

See accompanying notes.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

FOR THE PERIOD MAY 20, 2005 TO JUNE 30, 2005 (REORGANIZED COMPANY)

(unaudited)

(dollars in thousands)

	Partners’ Capital	Accum Deficit	Total Capital
Reorganized Company:
Capitalization of Company on May 20, 2005	$582,300	$—	$582,300
Compensatory stock warrants	8,000	—	8,000
Net Loss	—	(9,956)	(9,956)

Balance, June 30, 2005	$590,300	$(9,956)	$580,344

See accompanying notes.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 (PREDECESSOR COMPANY),

THE PERIOD JANUARY 1, 2005 TO MAY 19, 2005 (PREDECESSOR COMPANY)

AND THE PERIOD MAY 20, 2005 TO JUNE 30, 2005 (REORGANIZED COMPANY)

(unaudited)

(dollars in thousands)

	Predecessor Company		Reorganized Company
	Six Months Ended June 30, 2004	January 1, 2005 to May 19, 2005	May 20, 2005 to June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(70,641)	81,452	$(9,956)
Adjustments to reconcile income (loss) from continuing operations to net cash flows provided by (used in) operating activities:
Non-cash reorganization income	—	(210,117)	—
Issuance of debt in satisfaction of accrued interest	2,005	797	—
Depreciation and amortization	50,114	38,486	7,443
Compensatory stock warrants	—	—	8,000
Accretion of discounts on mortgage notes	1,300	—	—
Amortization of deferred loan costs	3,268	665	282
Provision for losses on receivables	2,735	1,445	560
Equity in loss from Buffington Harbor, LLC	1,226	931	278
Valuation allowance-CRDA investments	2,269	1,757	506

Changes in operating assets and liabilities:
(Increase) decrease in receivables	(1,373)	(5,235)	2,155
(Increase) decrease in inventories	(145)	(485)	200
Increase in other current assets	(4,745)	(2,808)	(4,357)
Increase (decrease) in due to affiliates, net	2,428	(538)	(698)
Increase in other assets	(7,720)	(1,018)	(3,736)
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	33,137	59,575	(4,623)
Increase (decrease) in accrued interest payable	496	67,754	(71,830)
(Decrease) increase in other long-term liabilities	(502)	3,835	(198)

NET CASH FLOWS PROVIDED BY (USED IN) CONTINUING OPERATIONS	13,852	36,496	(75,974)
NET CASH FLOWS PROVIDED BY DISCONTINUED OPERATIONS	3,967	6,759	—

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	17,819	43,255	(75,974)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(11,081)	(39,033)	(17,816)
Purchase of CRDA investments, net	(6,390)	(6,115)	(1,376)
Other	(18)	—	—

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(17,489)	(45,148)	(19,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed Capital	—	—	55,000
Proceeds from additional borrowings	—	23,375	160,000
Cash distributions to noteholders and stockholders	—	—	(41,120)
Loan costs	—	(2,926)	(9,929)
Payment of long-term debt	(14,869)	(18,240)	(57,153)

NET CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	(14,869)	2,209	106,798

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,539)	316	11,632
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	95,668	104,294	104,610

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$81,129	$104,610	$116,242

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$106,556	$16,129	$86,173

Cash paid for income taxes	$525	$6,014	$2,211

Equipment purchased under capital leases	$24,355	$122	$—

See accompanying notes.

TRUMP ENTERTAINMENT RESORTS, INC.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

AND

TRUMP ENTERTAINMENT RESORTS FUNDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Organization and Operations

The accompanying unaudited condensed consolidated financial statements include those of Trump Entertainment Resorts, Inc. (formerly known as Trump Hotels & Casino Resorts, Inc.), a Delaware corporation (“TER” or the “Company”), Trump Entertainment Resorts Holdings, L.P. (formerly known as Trump Hotels & Casino Resorts Holdings, L.P.), a Delaware limited partnership (“TER Holdings”), and their respective subsidiaries. TER currently beneficially owns an approximately 76.5% profits interest in TER Holdings, as both a general and limited partner, and Donald J. Trump (“Mr. Trump”) owns directly and indirectly an approximately 23.5% profits interest in TER Holdings, as a limited partner. Mr. Trump’s limited partnership interests are exchangeable at Mr. Trump’s option into 9,377,484 shares of TER’s common stock, par value $0.001 per share (the “TER Common Stock”) (subject to certain adjustments), which, if exchanged, would give Mr. Trump ownership of an aggregate of approximately 25.7% of the TER Common Stock (including shares currently held directly by Mr. Trump) or approximately 30.8% assuming currently exercisable warrants held by Mr. Trump were exercised. Mr. Trump also holds 900 shares of TER’s Class B common stock, par value $0.001 per share (the “Class B Common Stock”). The Class B Common Stock has the voting equivalency of the 9,377,484 shares of TER Common Stock for which his limited partnership interests in TER Holdings may be exchanged, and generally votes on all matters with the TER Common Stock as a single class. The Class B Common Stock is redeemable at par to the extent that Mr. Trump exchanges his limited partnership interests in TER Holdings for TER Common Stock and is not entitled to receive any dividends. Accordingly, the accompanying condensed consolidated financial statements include those of (i) TER and its 76.5% owned subsidiary, TER Holdings, and (ii) TER Holdings and its wholly-owned subsidiaries:

•	Trump Taj Mahal Associates, LLC (“Taj Associates”), which owns and operates the Trump Taj Mahal Casino Resort (the “Trump Taj Mahal”), located on the northern part of Atlantic City’s Boardwalk.

•	Trump Plaza Associates, LLC (“Plaza Associates”), which owns and operates the Trump Plaza Hotel and Casino (“Trump Plaza”), located at the center of the Boardwalk in Atlantic City, New Jersey.

•	Trump Marina Associates, LLC (“Marina Associates”), which owns and operates the Trump Marina Hotel Casino (“Trump Marina”), located in Atlantic City’s marina district.

•	Trump Indiana, Inc., which owns and operates a riverboat gaming facility at Buffington Harbor, on Lake Michigan in Gary, Indiana (“Trump Indiana”).

•	Trump Entertainment Resorts Development Company, LLC (“TER Development”), Trump Indiana Realty, LLC and Trump Entertainment Resorts Funding, Inc., (“TER Funding”), each of which is a wholly-owned direct subsidiary of TER Holdings and has minimal assets and operations.

TER has minimal operations, except for its ownership, directly and indirectly, of TCI 2 Holdings, LLC, a wholly-owned subsidiary of TER that has minimal assets and operations, and TER Holdings and its subsidiaries. TER, through TER Holdings and its subsidiaries, is the exclusive vehicle through which Mr. Trump engages in casino and gaming activities. The Company views each casino property as an operating segment and all such operating segments have been aggregated into one reporting segment. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements. For an organizational chart of the Company and its subsidiaries, see Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on May 26, 2005.

TRUMP ENTERTAINMENT RESORTS, INC.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

AND

TRUMP ENTERTAINMENT RESORTS FUNDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The casino industry in Atlantic City is seasonal in nature, with the peak season being the spring and summer months. Accordingly, results of operations for the three and six months ended June 30, 2004 and 2005 are not necessarily indicative of the operating results for a full year.

(2) Reorganization and Emergence from Chapter 11

Chapter 11 Reorganization

On November 21, 2004, Trump Hotels & Casino Resorts, Inc. and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”), as part of a pre-arranged plan of reorganization. While in bankruptcy, the Debtors continued to manage their properties and operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court.

On April 5, 2005, the Bankruptcy Court entered an order confirming the Second Amended Joint Plan of Reorganization, dated as of March 30, 2005, of the Debtors, as amended (the “Plan”). The Plan became effective on May 20, 2005 (the “Effective Date”), at which time all material conditions to the Plan were satisfied and the Debtors emerged from chapter 11.

For a summary of certain actions that occurred as of the Effective Date and the distributions that were made to holders of the Company’s securities under the Plan, see the Company’s Current Report on Form 8-K, filed with the SEC on May 26, 2005.

Following the Company’s consummation of the Plan, the Company’s board of directors appointed James B. Perry, a member of the Company’s board of directors, as the Company’s Chief Executive Officer and President on July 6, 2005 and July 19, 2005, respectively. On July 19, 2005, Mark Juliano was appointed as the Company’s Chief Operating Officer.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted. The accompanying condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Predecessor Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 31, 2005, available on the SEC’s website at www.sec.gov or the Company’s website at www.trumpcasinos.com.

As described above, from the filing of the Debtors’ chapter 11 petition to the Effective Date, the Company and its subsidiaries operated as debtors-in-possession under the jurisdiction of the Bankruptcy Court. Accordingly, the Company’s consolidated financial statements for periods prior to its emergence from chapter 11

TRUMP ENTERTAINMENT RESORTS, INC.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

AND

TRUMP ENTERTAINMENT RESORTS FUNDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

were prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). SOP 90-7 required the Company to report pre-petition liabilities that were subject to compromise separately on its balance sheet at an estimate of the amount that would ultimately be allowed by the Bankruptcy Court. SOP 90-7 also required separate reporting of certain expenses relating to the Debtors’ chapter 11 filings as reorganization items.

Upon its emergence from chapter 11, the Company adopted fresh-start reporting in accordance with SOP 90-7. Under fresh-start reporting, a new entity was deemed to have been created for financial reporting purposes and the recorded amounts of assets and liabilities were adjusted to reflect their preliminary estimated fair values. The term “Predecessor Company” refers to the Company and its subsidiaries for periods prior to and including May 19, 2005, and the term “Reorganized Company” refers to the Company and its subsidiaries for periods on and subsequent to May 20, 2005. As a result of the adoption of fresh-start reporting, the Company’s post-emergence financial statements are generally not comparable with the financial statements of the Predecessor Company prior to its emergence from bankruptcy, including the historical financial statements included in this quarterly report. See “Fresh Start Reporting” below.

Financial Reporting Under the Bankruptcy Code

From November 21, 2004 to May 19, 2005, the Company accounted for its operations under SOP 90-7. In accordance with SOP 90-7, certain expenses incurred and benefits realized by the Company during the bankruptcy period were recorded as reorganization expenses in the accompanying condensed consolidated statements of operations. In order to record its debt instruments at the amount of the claims expected to be allowed by the Bankruptcy Court in accordance with SOP 90-7, as of the chapter 11 petition date, the Company wrote off as reorganization expenses its capitalized deferred financing fees associated with the 11.25% First Mortgage Notes due 2006 of Trump Atlantic City Associates and certain of its affiliates (the “TAC Notes”) and the 11.625% First Priority Mortgage Notes due 2010 (the “TCH First Priority Notes”) and the 17.625% Second Priority Mortgage Notes due 2010 of Trump Casino Holdings, LLC and Trump Casino Funding, Inc. (the “TCH Second Priority Notes,” together with the TCH First Priority Notes, the “TCH Notes”). Reorganization expenses also include professional fees and other expenses directly associated with the bankruptcy process as well as the revaluation of assets and liabilities pursuant to SOP 90-7.

The following table summarizes reorganization gain, net of expenses for the six months ended June 30, 2005:

	Predecessor Company	Reorganized Company
	(In thousands)
Professional fees and expenses	$49,400	$1,940
Net fresh start reorganization gain	$(210,117)	—

	$(160,717)	$1,940

Professional fees and expenses for the Reorganized Company relate to professional fees incurred by the Company’s legal counsel for services incurred directly related to the bankruptcy, including fees incurred subsequent to the Effective Date.

TRUMP ENTERTAINMENT RESORTS, INC.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

AND

TRUMP ENTERTAINMENT RESORTS FUNDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(3) Fresh Start Reporting

The Company adopted fresh-start reporting upon its emergence from chapter 11 on the Effective Date in accordance with SOP 90-7. The Company is required to apply the fresh-start provisions of SOP 90-7 to its financial statements because it has concluded that (i) the reorganization value of the assets of the emerging entity immediately before the date of confirmation was less than the total of all post-petition liabilities and allowed claims and (ii) the holders of existing voting shares of the Company immediately before confirmation (i.e., the holders of shares of the common stock of the Predecessor Company (the “Old Common Stock”) that were issued and outstanding prior to the commencement of the chapter 11 proceedings) received less than 50 percent of the voting shares of the emerging entity. SOP 90-7 sets forth the principles regarding the date at which a company that has emerged from a chapter 11 proceeding should apply fresh start reporting to account for the effects of the plan of reorganization. Under SOP 90-7, application of fresh start reporting is required on the date on which the plan of reorganization is confirmed by a bankruptcy court, but SOP 90-7 further provides that fresh start reporting should not be applied until all material conditions are satisfied. All material conditions to the Plan were satisfied as of May 20, 2005.

Fresh start reporting requires that the Company adjust the historical cost of its assets and liabilities to their fair value as determined by the reorganization value of the Company as set forth in the Plan. Furthermore, the reorganization value in the amount of $582.3 million, as stated in the disclosure statement relating to the Plan, must be allocated among the reorganized entity’s net assets in conformity with procedures specified by Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”). The Company has engaged an independent appraiser to assist the Company in the allocation of reorganization value (as set forth in the Plan) to the Company’s assets and liabilities. The Company used the independent appraiser’s preliminary analysis and other information to make the allocations as of the Effective Date. The Company’s intangibles include trademarks (including a perpetual, exclusive royalty-free license of the “Trump” name and certain derivatives thereof, subject to certain terms and conditions), customer relationships, and the excess of the reorganization value over the fair value of identified net assets. The Company expects to finalize the valuation and allocations of the Company’s assets and liabilities by December 31, 2005.

TRUMP ENTERTAINMENT RESORTS, INC.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

AND

TRUMP ENTERTAINMENT RESORTS FUNDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The preliminary net reorganization gain for the period ended May 19, 2005 includes $196.9 million related to the reorganization of debt and equity and $210.1 million related to fresh-start adjustments to assets and liabilities pursuant to SOP 90-7. The gain from reorganization of debt and equity relates to the settlement of long-term debt and accrued interest at an amount less than the historical recorded value. As this gain resulted from the bankruptcy recapitalization and as such was unusual and infrequent in the nature, it has been reflected as an extraordinary gain pursuant to Accounting Principles Board Number 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and Financial Standards Board Statement Number 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”

(4) Summary of Significant Accounting Policies

Basic and Diluted Loss Per Share

Basic loss per share is based on the weighted average number of shares of a company’s common stock outstanding. Diluted loss per share includes the impact of common stock equivalents unless such securities are anti-dilutive. The shares of Class B Common Stock owned by Mr. Trump do not have a material economic interest and therefore are not considered in the calculation of weighted average shares outstanding. The 13,918,723 shares of the Old Common Stock issuable upon the conversion of Mr. Trump’s limited partnership interests in Trump Hotels & Casino Resorts Holdings, L.P. prior to the Effective Date are included in the calculation of diluted earnings per share for the period January 1, 2005 to May 19, 2005 (as the effect would be dilutive) and excluded from the calculation of earnings per share for the period January 1, 2004 to June 30, 2004 (as the effect would be anti-dilutive). The 9,377,484 shares of TER Common Stock issuable upon the exchange of Mr. Trump’s limited partnership interests in TER Holdings are excluded in the calculation of loss per share during the period from May 20, 2005 to June 30, 2005 (as the effect would be anti-dilutive).

Use of Estimates

The preparation of these interim financial statements in conformity with U.S. generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates.

Revenue Recognition and Allowance for Doubtful Accounts

The majority of the Company’s revenue is derived from gaming activities, and the majority of such revenue is made up of cash, which by nature does not involve estimations. Gaming revenues represent the win from gaming activities, which is the difference between amounts of gaming wins and losses. Revenues from hotel and other services are recognized at the time the related services are performed. The Company extends credit on a

TRUMP ENTERTAINMENT RESORTS, INC.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

AND

TRUMP ENTERTAINMENT RESORTS FUNDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

discretionary basis to certain qualified patrons. Credit play as a percentage of total dollars wagered on table games has historically been approximately 20% for the past three fiscal years. The Company’s casino properties establish credit limits based upon the particular patron’s creditworthiness, as determined by an examination of various factors, including a credit check of the patron, determining the patron’s personal checking account balance and verifying the patron’s credit limits and indebtedness at other casinos. The Company maintains an allowance for doubtful accounts for a portion of those customers whose checks have been unable to be collected due to insufficient funds. This allowance is based on a specific review of customer accounts as well as a review of the history of write-offs of returned markers. Management believes that the reserve recorded is reasonable; however, these estimates could change in the near term based on the actual collection experience with each returned marker.

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

Self-Insurance Reserves

Self-insurance reserves represent the estimated amounts of uninsured claims related to employee health medical costs, workers’ compensation and personal injury claims that have occurred in the normal course of business. These reserves are established by management based upon specific review of open claims, with consideration of incurred but not reported claims as of the balance sheet date. The costs of the ultimate disposition of these claims may differ from these reserve numbers. The self-insurance reserve was $11,700,000 as of June 30, 2005.

Accounting Impact of Chapter 11 Filing

In accordance with SOP 90-7, we adopted fresh start reporting as of the Effective Date. For a discussion of fresh start reporting, see Note 3 to our unaudited condensed consolidated financial statements.

Deferred Financing Costs

Financing costs, including underwriters’ discounts and direct transactional fees (including accounting, legal and printing costs and fees) associated with the issuance of debt have been capitalized as deferred bond and loan issuance costs at June 30, 2005 in the accompanying consolidated balance sheets and are being amortized to interest expense over the terms of the related debt.

TRUMP ENTERTAINMENT RESORTS, INC.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

AND

TRUMP ENTERTAINMENT RESORTS FUNDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Investment in Buffington Harbor Entities

TER accounts for its investment in the Buffington Harbor Riverboats, LLC (“BHR”) (a 50% joint venture between Trump Indiana, Inc. and the Majestic Star Casino, LLC (“Majestic Star”)) under the equity method of accounting. Trump Indiana, Inc. and Majestic Star formed BHR and entered into an agreement (the “BHR Agreement”) relating to the joint ownership, development and operation of all common land-based and waterside operations in support of each of Trump Indiana Inc.’s and Majestic Star’s separate riverboat casinos at Buffington Harbor. Trump Indiana, Inc. and Majestic Star are equally responsible for the operating expenses of the common land-based facilities at the site. There can be no assurance that Trump Indiana, Inc. and/or Majestic Star will be able to fund their respective share of future capital contributions or operating expenses.

In accordance with the BHR Agreement, Trump Indiana, Inc. and Majestic Star pay berthing and other fees in an amount to cover the operating expenses of BHR. Berthing fees and other fees paid are included in general and administrative expenses in the accompanying statements of operations.

In September 2000, Trump Indiana, Inc. and an affiliate of Majestic Star formed Buffington Harbor Parking Associates, LLC (“BHPA”), a 50% joint venture, for the purpose of constructing and operating a parking garage at Buffington Harbor. The estimated cost of the parking garage, including the land, was approximately $25,000,000.

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

Stock-based Compensation Plans

Pursuant to AIPCA SOP 90-7, on the date of the application of fresh start reporting, the Company is required to adopt any accounting pronouncement that will become effective within the next twelve months; accordingly, the Company adopted the provisions of FASB Statement 123 (revised 2004), “Share Based Payment” (“FAS 123R”). FAS 123R requires the fair value of equity awards be recognized in the financial statements for new awards and previously granted awards that are not yet fully vested on the adoption date. The Predecessor Company followed the provisions of APB 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock based compensation awards. Under APB 25, no compensation expense is reflected in net income as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Pro forma results of operations for the periods prior to the Effective Date as if the Predecessor Company had accounted for its stock plans under the fair value method of FASB Statement 123 “Accounting for Stock-Based Compensation,” would not be materially different from the reported results of operations. During the period ended June 30, 2005, the Reorganized Company recognized a compensation charge of $8 million related to certain fully vested warrants issued to the Chairman of the Company’s board of directors, Donald J. Trump. See Note 6 for more information.

TRUMP ENTERTAINMENT RESORTS, INC.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

AND

TRUMP ENTERTAINMENT RESORTS FUNDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Minority Interest

Minority interest represents the 23.5% limited partnership interest in TER Holdings owned directly and indirectly by Mr. Trump. The minority interest liability in the consolidated balance sheet is adjusted with the proportionate share of the earnings (losses) of TER.

Reclassifications

Certain other reclassifications and disclosures have been made to the Predecessor Company financial statements to conform to the Reorganized Company presentation.

(5) Long-Term Debt

Long-term debt consists of the following:

	Predecessor Company	Reorganized Company
	December 31, 2004	June 30, 2005
	(in thousands)
TER Holdings and TER Funding 8.50% Senior Secured Notes, due 2015 (the “New Notes”) (a)	$—	$1,250,000
Senior Credit Facility (b)	—	160,000
TAC and TAC Funding 11.25% First Mortgage Notes, due 2006 (c)	1,200,000	—
TAC and TAC Funding II 11.25% First Mortgage Notes, due 2006, net of unamortized discount of $554,000 in 2003 (d)	75,000	—
TAC and TAC Funding III 11.25% First Mortgage Notes, due 2006, net of unamortized discount of $271,000 in 2003 (d)	25,000	—
TCH and TCF 11.625% First Mortgage Notes, due 2010, net of unamortized discount of $20,395,000 in 2003 (e)	425,000	—
TCH and TCF 17.625% Second Mortgage Notes, due 2010 (e)	70,922	—
Capitalized lease obligations (f)	63,727	47,214
Debtor-in-possession financing (g)	35,786	—

	1,895,435	1,457,214
Less—current maturities (b), (f) and (g)	67,692	30,262
Less—long-term debt subject to compromise	1,795,922	—

	$31,821	$1,426,952

(a)	On the Effective Date, TER Holdings and TER Funding issued $1,250,000,000 of New Notes in connection with the Plan. The New Notes were used to pay distributions under the Plan. The New Notes are due on June 1, 2015 and bear interest at 8.5% per annum. Interest on the New Notes is payable semi-annually on each June 1 and December 1, commencing on May 20, 2005 initially payable on December 1, 2005.

$730 million aggregate principal amount of the New Notes are nonrecourse to the issuers and to the partners of TER Holdings (the “Qualified Portion”). $520 million aggregate principal amount of the New Notes are recourse to the issuers and to the Company, in its capacity as general partner of TER Holdings (the “Non-

TRUMP ENTERTAINMENT RESORTS, INC.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

AND

TRUMP ENTERTAINMENT RESORTS FUNDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Qualified Portion”). The Non-Qualified Portion and Qualified Portion are recalculated on a periodic basis based on certain tax considerations no less frequently than annually, provided that in no event will the Qualified Portion exceed $730 million aggregate principal amount of New Notes.

All of the domestic subsidiaries of TER Holdings (except for TER Funding, as co-issuer of the New Notes) (the “Guarantors”) are guarantors of the Non-Qualified Portion, which are fully recourse and enforceable against the collateral securing the New Notes. All of the Guarantors, with the exception of Trump Indiana, Inc., are guarantors of the Qualified Portion, which are nonrecourse and enforceable only against the collateral securing the New Notes.

The New Notes are senior obligations of the issuers and are guaranteed on a senior basis by the Guarantors, and rank senior in right of payment to the issuers’ and Guarantors’ future subordinated indebtedness. Notwithstanding the foregoing, because amounts borrowed under the Credit Agreement are secured by substantially all the assets of the issuers and the Guarantors on a priority basis, the New Notes and the guarantees thereof are effectively subordinated to amounts borrowed under the Credit Agreement.

The New Notes are secured by substantially all the Company’s real property and incidental personal property, subject to liens securing amounts borrowed under the Credit Agreement and certain permitted prior liens. The issuers and Guarantors of the New Notes are subject to certain affirmative and negative covenants under the New Notes indenture. See “Liquidity and Capital Resources—New Notes.”

(b)	On the Effective Date, the Company and TER Holdings entered into a credit agreement (the “Credit Agreement”) with Morgan Stanley & Co. Incorporated, as collateral agent, Morgan Stanley Senior Funding, Inc., as administrative agent, UBS Securities LLC, as syndication agent, Merrill Lynch Capital and Wells Fargo Foothill, Inc., as documentation agents, and Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as joint lead arrangers and joint book-runners. Pursuant to the Credit Agreement, the lenders have agreed to provide a $500 million credit facility (the “Credit Facility”) to TER Holdings in the form of (i) a single draw term loan facility in the amount of $150 million, which was drawn on the Effective Date (the “Term B-1 Facility”), (ii) a delayed draw term loan facility in the amount of $150 million, which may be drawn in multiple borrowings through the first anniversary of the Effective Date (the “Term B-2 Facility” together with the Term B-1 Facility, the “Term B Facilities”), and (iii) a revolving credit facility in the amount of $200 million, which may be drawn in multiple borrowings through the fifth anniversary of the Effective Date (the “Revolving Credit Facility”). The Credit Agreement also includes (a) a sub-facility of the revolving credit facility for letters of credit in an amount of up to $20 million (the “Letters of Credit”), and (b) a sub-facility of the revolving credit facility for swing line loans (i.e., loans made available on a same day basis and repayable in full within seven days) of up to $10 million (the “Swing Line Facility”). Proceeds from the Term B Facilities may be utilized to (i) pay off amounts outstanding under the DIP Facility (as defined below), which occurred on the Effective Date, (ii) fund the construction of a new tower at the Trump Taj Mahal, (iii) pay fees and expenses in connection with the Company’s restructuring, and (iv) provide for ongoing working capital and general corporate needs; provided that $150 million of the Term B Facilities is restricted to fund construction of the new tower at the Trump Taj Mahal. The Revolving Credit Facility, Swing Line Facility and any Letters of Credit may be used to fund ongoing working capital requirements of TER Holdings and its subsidiaries and other general corporate purposes.

Borrowings under the Credit Facility bear interest, at TER Holdings’ election (i) at a base rate plus an applicable margin, or (ii) a rate equal to approximately LIBOR plus the applicable margin. The Term B Facilities mature on May 20, 2012, and must be repaid during the final year of such loans in equal quarterly

TRUMP ENTERTAINMENT RESORTS, INC.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

AND

TRUMP ENTERTAINMENT RESORTS FUNDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

amounts, subject to amortization of approximately 1.0% per year prior to the final year. The Revolving Credit Facility and any Letters of Credit mature on May 20, 2010. Amounts borrowed under the Swing Line Facility must be repaid within seven days after the requested date of borrowing (or by May 20, 2010, if earlier).

Borrowings under the Credit Agreement are secured by a first priority security interest in substantially all the assets of TER Holdings and its subsidiaries. TER Holdings’ obligations under the Credit Agreement are guaranteed by the Company and each of the direct and indirect subsidiaries of the Company. The Company and its subsidiaries are subject to a number of affirmative and negative covenants and must comply with certain financial covenants, including the ratio of consolidated indebtedness to EBITDA, consolidated first lien debt to EBITDA and EBITDA to cash interest expense. The Company and its subsidiaries were in compliance with such covenants as of June 30, 2005. See “Liquidity and Capital Resources—Credit Facility.”

(c)	In April 1996, Trump Atlantic City Associates (“TAC”) and Trump Atlantic City Funding, Inc. (“TAC Funding”) issued $1,200,000,000 principal amount of TAC Notes (the “TAC I Notes”). On May 20, 2005 the TAC I Notes were cancelled as a result of the transactions described in Note 2. Upon consummation of the Plan, the TAC I Notes were exchanged for cash, New Notes and TER Common Stock (subject to an election mechanism whereby holders of such notes could maximize the New Notes or TER Common Stock received by such holders). Holders of TAC I Notes were also entitled to receive the proceeds of the exercise of Class A Warrants issued on the Effective Date (as described below), or, if any Class A Warrants are not exercised, the shares of TER Common Stock reserved for issuance upon exercise of such warrants, as well as other consideration pursuant to the Plan. The difference between the carrying value of the TAC I Notes and the value received in exchange has been recorded as an extraordinary gain in the Predecessor Company’s statement of operations for the period ended May 19, 2005.

(d)	In December 1997, TAC and Trump Atlantic City Funding II, Inc. (“TAC Funding II”) issued $75,000,000 principal amount of TAC Notes (the “TAC II Notes”), and TAC and Trump Atlantic City Funding III, Inc. (“TAC Funding III”) issued $25,000,000 principal amount of TAC Notes (the “TAC III Notes”). On May 20, 2005 the TAC II Notes and TAC III Notes were cancelled as a result of the transactions described in Note 2. Upon consummation of the Plan, the TAC II Notes and TAC III Notes were exchanged for cash, New Notes and TER Common Stock (subject to an election mechanism whereby holders of such notes could maximize the New Notes or TER Common Stock received by such holders). Holders of TAC II Notes and TAC III Notes were also entitled to receive the proceeds of the exercise of Class A Warrants issued on the Effective Date (as described below), or, if any Class A Warrants are not exercised, the shares of TER Common Stock reserved for issuance upon exercise of such warrants, as well as other consideration pursuant to the Plan. The difference between the carrying value of the TAC II Notes and TAC III Notes and the value received in exchange has been recorded as an extraordinary gain in the Predecessor Company’s statement of operations for the period ended May 19, 2005.

(e)

In March 2003, Trump Casino Holdings, LLC (“TCH”) and Trump Casino Funding, Inc. (“TCF”) consummated a private placement of two issues of mortgage notes consisting of: (i) $425,000,000 principal amount of TCH First Priority Notes, bearing interest at a rate of 11.625% per year payable in cash, sold at a price of 94.832% of their face amount for an effective yield of 12.75%, and (ii) $50,000,000 principal amount of TCH Second Priority Notes, bearing interest at a rate of 11.625% per year payable in cash, plus 6.0% through the issuance of payable-in-kind notes. In connection with the TCH Notes offering, Donald J.

TRUMP ENTERTAINMENT RESORTS, INC.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

AND

TRUMP ENTERTAINMENT RESORTS FUNDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Trump purchased in a concurrent private offering, $15.0 million aggregate principal amount of additional TCH Second Priority Notes at the same purchase price at which the initial purchasers purchased such notes. On May 20, 2005 the TCH Notes were cancelled as a result of the transactions described in Note 2. Upon consummation of the Plan, the TCH Notes were exchanged for cash, New Notes and TER Common Stock (subject to an election mechanism whereby holders of TCH First Priority Notes could maximize the Cash or TER Common Stock received by such holders), as well as other consideration pursuant to the Plan. The difference between the carrying value of the TCH Notes and the value received in exchange has been recorded as an extraordinary gain in the Predecessor Company’s statement of operations for the period ended May 19, 2005.

(f)	Capitalized lease obligations and loan agreement with interest rates ranging from 3.8% to 20.0%. The capital lease obligations are due at various dates between 2005 and 2007 and are secured principally by slot equipment. Included in this amount is a 24-month loan agreement at 4.25% entered into on May 30, 2003, by Trump Indiana, Inc. with a bank for $5,000,000. Proceeds from the loan were used to purchase slot equipment which secured the loan. Trump Indiana, Inc. repaid the loan on May 30, 2005.

(g)	On November 22, 2004, the Debtors entered into a loan and security agreement (the “DIP Facility”) with Beal Bank, S.S.B. (“Beal Bank”), as administrative agent for the lenders thereto. The DIP Facility provided the Debtors with up to $100 million in debtor-in-possession financing during the pendency of the Debtors’ chapter 11 proceedings, and was secured by a superpriority lien on substantially all the Debtors’ assets. Interest on the DIP Facility accrued at the one year London Interbank Offered Rate (“LIBOR”) plus one hundred and fifty basis points, payable quarterly in arrears. The Bankruptcy Court entered an interim order approving the DIP Facility on November 22, 2004, and issued a final order approving the DIP Facility on February 14, 2005. On May 20, 2005 the DIP Facility was paid off as a result of the transactions described in Note 2.

(6) Stockholders’ Equity

Common Stock

On the Effective Date, the Company implemented a 1,000 for 1 reverse stock split, such that each 1,000 shares of Old Common Stock immediately prior to the reverse stock split were consolidated into one share of TER Common Stock. The applicable fractional share interests beneficially owned by each holder of Old Common Stock were rounded up to the nearest whole number. The number of issued and outstanding shares of TER Common Stock on June 30, 2005 was 27,038,768.

Warrants

Class A Warrants. On the Effective Date, the Company issued one-year Class A warrants to purchase up to approximately 2,207,260 shares of TER Common Stock, at an exercise price of $14.60 per share on a pro rata basis to holders of Old Common Stock, subject to certain anti-dilution provisions. On or following the first anniversary of the Effective Date, holders of TAC Notes will receive, on a pro rata basis, (i) the cash proceeds from the exercise of Class A Warrants issued to holders of Old Common Stock and to Donald J. Trump (as described below) on the Effective Date, plus any interest accrued thereon and (ii) if any of the Class A Warrants are not exercised, the shares of TER Common Stock reserved for issuance upon exercise of such warrants.

Warrants Issued to Donald J. Trump. On the Effective Date, the Company issued to Donald J. Trump (i) one-year Class A Warrants to purchase 1,217,933 shares of TER Common Stock, at an exercise price of $14.60 per share, the proceeds of which (or the shares reserved for issuance upon exercise of such warrants) will

TRUMP ENTERTAINMENT RESORTS, INC.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

AND

TRUMP ENTERTAINMENT RESORTS FUNDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

be distributed to TAC Noteholders as described above, and (ii) ten-year warrants to purchase 1,446,706 shares of TER Common Stock, at an exercise price of $21.90 per share, in each case subject to certain anti-dilution provisions. The ten-year warrants were granted in connection with a services agreement entered into on the Effective Date whereby Mr. Trump will provide services to the Company for an annual fee of $2,000,0000, plus an annual bonus determined by the compensation committee of the Company’s board of directors, for a three-year rolling term, subject to certain terms and conditions. The ten-year warrants were fully vested on the date of grant and Mr. Trump does not need to perform any services under the terms of the service agreement in order to retain the rights to such warrant. As such, the Company has recorded the fair value of ten-year warrants as a non-cash charge to compensation expense on the Effective Date in the Reorganized Company’s statement of operations. The amount of such charge was $8 million. The fair value of these warrants was determined using the Black-Scholes valuation method.

Limited Partnership Interests in TER Holdings

As a result of the transactions that took place on the Effective Date, Mr. Trump owns, directly and indirectly, an approximately 23.5% profits interest in TER Holdings, as a limited partner. Such limited partnership interests are exchangeable at Mr. Trump’s option into 9,377,484 shares of TER Common Stock (subject to certain adjustments), which, if exchanged, would give Mr. Trump ownership of an aggregate of approximately 25.7% of the TER Common Stock (including shares currently held directly by Mr. Trump) or approximately 30.8% assuming currently exercisable warrants held by Mr. Trump were exercised.

Class B Common Stock

Mr. Trump holds, directly and indirectly, 900 shares of Class B Common Stock, which has the voting equivalency of the 9,377,484 shares of TER Common Stock for which his limited partnership interests may be exchanged and generally votes on all matters with the TER Common Stock as a single class. The Class B Common Stock is redeemable at par to the extent that Mr. Trump exchanges his limited partnership interests in TER Holdings for TER Common Stock and is not entitled to receive any dividends.

Stock Option Plan

All outstanding options to purchase Old Common Stock were cancelled as of the Effective Date. On the Effective Date, the Company adopted a form of management stock incentive plan for officers, employees, consultants and independent directors of the Company. Although the Bankruptcy Court approved the stock option plan, the plan has yet to be formally approved by the Company’s board of directors or stockholders. If formally approved, the new stock incentive plan would allow the Company to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, performance shares and other stock-based awards. The Company expects to submit the new management stock incentive plan for stockholder approval at the Company’s annual meeting of stockholders, expected to be held in the fourth quarter of 2005.

(7) Trump Plaza Warehouse

On February 17, 2003, Plaza Associates’ off-site warehouse collapsed due to an unusual amount of snowfall. As a result, it was demolished, and TER has since purchased another warehouse. In April of 2004, Plaza Associates settled a claim with the insurance carrier. A gain of $2.1 million was recognized in the quarter ended June 30, 2004 in other non-operating income.

TRUMP ENTERTAINMENT RESORTS, INC.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

AND

TRUMP ENTERTAINMENT RESORTS FUNDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(8) Income Taxes

Income tax expense is comprised of the following:

	Predecessor Company		Reorganized Company
	For the Six Months Ended June 30, 2004	January 1, 2005 to May 19, 2005	May 20, 2005 to June 30, 2005
	(in thousands)
Trump Indiana, Inc.’s federal income taxes	$—	$17,500	$—
Trump Indiana, Inc.’s state income taxes	20,043	6,612	441
New Jersey state income taxes	1,721	1,670	590
New Jersey profits tax	525	404	121

	$22,289	$26,186	$1,152

In July 1999, the Indiana Department of Revenue (the “Department”) issued a letter of findings to an unaffiliated Indiana gaming company, which affects Indiana riverboat gaming companies, including Trump Indiana, Inc., to the effect that the Riverboat Wagering Tax (the “Tax”), a tax deducted in computing income subject to federal tax, is not deductible when computing Indiana adjusted gross income for state tax purposes. The unaffiliated entity that received the letter of findings, with the assistance of the Indiana Casino Association, of which Trump Indiana, Inc. is a member (and which is taxed as a corporation for federal and state income taxes), contested the findings in the Indiana Tax Court on the basis that the Tax was an excise tax and, as such, should have been excluded from Indiana’s add-back requirements (i.e., it should have been deducted in computing gross income for Indiana income tax purposes). In April 2004, the Indiana Tax Court found in favor of the Department. As a result of the ruling, Trump Indiana, Inc. recorded an income tax provision of approximately $19,108,000 during the first quarter of 2004 (including approximately $900,000 in charges to the provision for income taxes in the first quarter of 2004) for the cumulative amount of taxes due since inception at Trump Indiana, Inc. as if state income taxes were computed by not deducting the tax in calculating Indiana adjusted gross income. The members of the Indiana Gaming Association subsequently appealed the Indiana Tax Court’s decision to the Indiana Supreme Court. The Indiana Supreme Court, however, refused to grant review of the Indiana Tax Court’s decision. In October 2004, Trump Indiana, Inc. received a notification from the Department assessing approximately $17,000,000 through 2002 in respect of this tax. On March 23, 2005, Trump Indiana, Inc. and the Department entered into a settlement agreement, pursuant to which Trump Indiana, Inc. agreed to pay the Department $20,708,071 in consideration of amounts due for all periods through 2003, (i) $500,000 of which was payable within five days of the execution of such agreement (which amount was paid upon execution of the settlement agreement), (ii) $500,000 of which was payable on the first day of each month thereafter until the Effective Date, and (iii) the balance of which was payable within 60 days after the Effective Date. In connection with the settlement agreement, Trump Indiana, Inc. recorded an additional $2,500,000 charge to income tax expense for the quarter ended March 31, 2005 to fully accrue the final settlement. The Company paid all remaining amounts due under the settlement agreement during July 2005.

In the quarter ended June 30, 2005, Trump Indiana, Inc. recorded a provision for federal and state income taxes in the amount of approximately $20,000,000 to reflect Trump Indiana, Inc.’s expected federal and state income tax amounts due (including interest) related to Trump Indiana, Inc.’s IRS audit for the tax years 1995

TRUMP ENTERTAINMENT RESORTS, INC.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

AND

TRUMP ENTERTAINMENT RESORTS FUNDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

through 1997 and all subsequent years. The 1995 through 1997 IRS audit is currently with the Appeals Office of the IRS. Although Trump Indiana, Inc. is vigorously opposing the preliminary assessments made by the IRS related to this audit, Trump Indiana, Inc. has estimated the amount of potential liability as a result of the audit with respect to certain intercompany charges for interest expense and marketing fees based on information that became known to management in the period leading up to the period prior to the Effective Date. Trump Indiana, Inc. is in ongoing negotiations with the Appeals Office, and based on recent discussions with IRS officials, anticipates approximate amounts due in federal and state tax liabilities and related interest for all tax years through 2004 related to these intercompany charges to be approximately $20,000,000, net of available net operating losses (“NOLs”). Trump Indiana, Inc.’s 2002 and 2003 IRS audit has only recently commenced in the first quarter of 2005 and Trump Indiana, Inc. does not anticipate any material tax liabilities resulting from this examination.

New Jersey state income taxes represent taxes as computed under the alternative minimum assessment method in calculating state income taxes.

The Company, excluding Trump Indiana, Inc., has not provided any provision for federal income taxes due to the current period operating loss. In addition, as disclosed in the Company’s financial statements for the year ended December 31, 2004 included in the Predecessor Company’s 10-K filing with the SEC, the Company has net operating loss carryforwards and other deferred tax assets for which a full valuation allowance has been provided due to the uncertainty of realization.

As a result of the transactions discussed in Note 2, a portion of the net operating loss carryforwards may be utilized. Additionally, the amount of the federal net operating loss carryforwards may be limited in its use pursuant to Section 382 of the Internal Revenue Code as a result of the transactions discussed in Note 2. The Company has not yet completed its analysis of this matter. However, it is expected that the limitation may be material to the Company’s ability to fully utilize its available federal net operating loss carryforward that exists as of June 30, 2005.

(9) NJSEA Subsidy Agreement

On April 12, 2004, the twelve Atlantic City casinos, including the Trump Taj Mahal, Trump Plaza and Trump Marina (collectively, the “Trump Atlantic City Properties”), executed an agreement (the “NJSEA Subsidy Agreement”) with the New Jersey Sports & Exposition Authority (“NJSEA”) and the Casino Reinvestment Development Authority (“CRDA”). The NJSEA Subsidy Agreement provides that the casinos, pro rata according to their gross revenues, shall: (1) pay $34 million to the NJSEA in cash in four yearly payments through October 15, 2007 and donate $52 million to the NJSEA from the regular payment of their CRDA obligations for use by the NJSEA through 2008 to enhance purses, fund breeders awards and establish account wagering at New Jersey horse racing tracks; and (2) donate $10 million from the regular payment of their CRDA obligations for use by the CRDA as grants to such other North Jersey projects as the CRDA shall determine. The donation of $62 million of CRDA obligations is conditioned upon the timely enactment and funding of the Casino Expansion Fund Act, which was enacted effective August 25, 2004 and established the Atlantic City Expansion Fund. The Casino Expansion Fund Act further identifies the casino hotel room occupancy fee as its funding source and directs the CRDA to provide the fund with $62 million and make that amount available, on a pro rata basis, to each casino licensee for investment. By statute, as amended as of January 26, 2005, such funds shall be invested in eligible projects in Atlantic City that, if approved by the CRDA by August 25, 2006, would add hotel rooms,

TRUMP ENTERTAINMENT RESORTS, INC.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

AND

TRUMP ENTERTAINMENT RESORTS FUNDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

retail, dining or non-gaming entertainment venues or other non-gaming amenities including, in certain circumstances, parking spaces or, if approved thereafter, additional hotel rooms. The Trump Atlantic City Properties have estimated their portion of the industry obligation at approximately 22.7%.

The NJSEA Subsidy Agreement further provides for a moratorium until January 2009 on the conduct of casino gaming at any New Jersey racetrack (unless casinos controlling a majority of the hotel rooms operated by the casinos in Atlantic City otherwise agree), and a moratorium until January 2006 on the introduction of casino gaming at any New Jersey racetrack. Violation of the moratorium terminates the NJSEA Subsidy Agreement and all further payment obligations to the NJSEA and requires the NJSEA to return all undistributed cash to the casinos and the CRDA to return all undistributed donated investment alternative tax obligation payments to the casinos.

(10) Legal Proceedings

Chapter 11 Cases

On November 21, 2004, the Debtors filed voluntary petitions for relief in the Bankruptcy Court under chapter 11 of the Bankruptcy Code. As debtors-in-possession, the Debtors were authorized under chapter 11 to continue to operate their businesses while under the jurisdiction of the Bankruptcy Court. The Bankruptcy Court entered an order confirming the Plan on April 5, 2005, as amended. The Debtors emerged from bankruptcy on May 20, 2005. Although the Company has emerged from bankruptcy, the Company is still in the process of resolving various claims and other litigation in connection with the Plan, which may continue for the foreseeable future. At this time, the Company cannot predict the outcome of such claims or litigation or their effect on the Company’s business.

On July 18, 2005 the Bankruptcy Court considered a motion brought by persons alleging that they held shares of the Old Common Stock on the record date for Plan distributions (which shares they subsequently sold), but did not receive any distributions from the Company under the Plan, which they believe were wrongly made to others. The movants seek an order compelling the Company to make Plan distributions to them. The Bankruptcy Court has requested additional briefing and ordered no further distributions under the Plan in respect of the Old Common Stock until further order of the Bankruptcy Court. No further hearing date on the motion has been set. At this time, the Company cannot predict the outcome of such litigation or its effect on the Company’s business.

DLJ Merchant Banking Partners III, LP (“DLJMB”) had objected to the Plan and asserted a claim for $25 million, plus expenses of at least $1 million, against the Company with respect to a proposed $400 million equity investment by DLJMB in connection with a potential recapitalization of the Company pursued by the Company in 2004. The Company is evaluating DLJMB’s claim and reserves all rights with respect thereto (including the right to dispute the amount of such claim with the Bankruptcy Court). During the chapter 11 cases, the Company and DLJMB stipulated that, subject to certain conditions, DLJMB would withdraw its objection to the Plan and DLJMB’s claim would be litigated following the Effective Date. At this time, the Company cannot predict the outcome of DLJMB’s claim or its effects on the Company’s business.

Pequot Tribe Litigation

On May 28, 2003, TER Development filed a complaint against, among others, the Paucatuck Eastern Pequot Indian Tribal Nation (the “Pequot Tribe”) in the Superior Court for New London, Connecticut. In that complaint, TER Development alleged fraud, breach of contract, conspiracy, violation of the Connecticut Unfair Trade

TRUMP ENTERTAINMENT RESORTS, INC.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

AND

TRUMP ENTERTAINMENT RESORTS FUNDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Practices Act and intentional interference with contractual relations in connection with certain contractual arrangements between TER Development and the Pequot Tribe. Pursuant to such arrangements, TER Development agreed to support the efforts of the Pequot Tribe to obtain federal recognition, among other things, and TER Development and the Pequot Tribe agreed to exercise commercially reasonable efforts to pursue the operation of a tribal gaming facility to be managed by TER Development. In its complaint, TER Development seeks, among other things, compensatory and punitive damages, attorneys fees and a finding by the court that certain members of the Pequot Tribe Tribal Counsel are in default under the aforementioned contractual arrangements in the sum of approximately $10 million. The Pequot Tribe filed a motion to dismiss most aspects of the case, however, such motion was recently dismissed by the Superior Court. The Pequot Tribe has subsequently appealed this decision, and discovery has commenced with respect to the case.

Power Plant Litigation

On December 30, 2004, TER Development filed a complaint against Richard T. Fields, Coastal Development, LLC, Power Plant Entertainment, LLC, Native American Development, LLC, Joseph S. Weinberg and The Cordish Company (collectively, the “Power Plant Group”) in the Circuit Court of the 17th Judicial District for Broward County, Florida, in which TER Development alleged that Power Plant Entertainment, LLC improperly obtained certain agreements with the Seminole Tribe of Florida. TER Development asserts claims for fraud, breach of fiduciary duty, conspiracy, violation of the Florida Deceptive and Unfair Trade Practices Act and interference with prospective business relationship as a result of the Power Plant Group’s actions. The Power Plant Group has filed a counterclaim alleging that TER Development and TER Holdings have engaged in willful and malicious, tortious conduct, which has given rise to claims and counterclaims that the Power Plant Group now asserts for damages, according to the Power Plant Group’s estimates, will exceed $500 million. The Company has commenced discovery and is scheduling depositions in connection with this case. At this time, the Company cannot predict the outcome of such litigation or its effect on the Company’s business.

401(k) Plan Participant Litigation

On February 8, 2005, certain individuals filed a complaint in the United States District Court for the District of New Jersey, Camden Division, against certain persons and organizations that included members of the Trump Capital Accumulation Plan Administrative Committee. In their complaint, the plaintiffs alleged, among other things, that such persons and organizations, who were responsible for managing the Trump Capital Accumulation Plan, breached their fiduciary duties owed to the plan participants when Old Common Stock held in employee accounts was allegedly sold without participant authorization if the participant did not willingly sell such shares by a specified date in accordance with the plan. The plaintiffs brought this suit under the Employee Retirement Income Security Act of 1974, as amended, on behalf of themselves and certain other plan participants and beneficiaries and sought to have the court certify their claims as a class action. In their complaint, the plaintiffs also sought, among other things, damages for losses suffered by certain accounts of affected plan participants as a result of such allegedly improper sale of Old Common Stock and reasonable costs and attorneys’ fees. The case is in its initial phase with discovery anticipated to be commenced in September, 2005. At this time, the Company cannot predict the outcome of such litigation or its effect on the Company’s business.

Federal Income Tax Examination

Taj Associates, Plaza Associates and Marina Associates are currently involved in examinations with the Internal Revenue Service (the “IRS”) concerning their federal partnership income tax returns for the tax years

TRUMP ENTERTAINMENT RESORTS, INC.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

AND

TRUMP ENTERTAINMENT RESORTS FUNDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

2002 and 2003. While any adjustments resulting from this examination could affect their specific state income tax returns, Taj Associates, Plaza Associates and Marina Associates do not believe that adjustments, if any, will have a material adverse effect on their financial condition or results of operations.

Other Litigation

In addition to the foregoing, the Company and certain of its employees are involved from time to time in other legal proceedings incidental to the Company’s business. While any proceeding or litigation contains an element of uncertainty, management believes that the final outcomes of these other matters are not likely to have a material adverse effect on the Company’s results of operations or financial condition. In general, the Company has agreed to indemnify its employees and its directors, against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in such legal proceedings absent a showing of such persons’ gross negligence or malfeasance.

(11) Combining Financial Information

As discussed in Note 5, Trump Indiana, Inc. is not a Guarantor of the Qualified Portion of the New Notes. As such, the Company has presented financial information of (i) the Issuers and Guarantors of the Qualified Portion and (ii) Trump Indiana, Inc. TER Funding, a co-issuer of the New Notes, is also not a Guarantor of the New Notes but has no assets or operations other than the issuance of the New Notes. TER is not an Issuer of the New Notes but is the general partner of TER Holdings.

	Predecessor Company Year-Ended December 31, 2004 (in thousands)
	Issuers and Guarantors of Qualified Portion	Trump Indiana, Inc.	Issuers and Guarantors of New Notes
Total current assets	$158,925	$11,861	$170,786
Property & equipment, net	1,648,572	51,739	1,700,311
Investment in Buffington Harbor	—	27,433	27,433
Total other assets	74,571	10,650	85,221
Total assets	1,882,072	101,683	1,983,751
Total current liabilities	297,250	20,510	317,760
Total non-current liabilities	1,797,043	54,322	1,851,365
Total liabilities	2,094,293	74,832	2,169,125
Capital (deficit)	(212,225)	26,851	(185,374)
Total liabilities & capital	$1,882,068	$101,683	$1,983,751

TRUMP ENTERTAINMENT RESORTS, INC.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

AND

TRUMP ENTERTAINMENT RESORTS FUNDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Predecessor Company (in thousands)			Reorganized Company (in thousands)
	Jan. 1, 2005 to May 19, 2005			May 20, 2005 to June 30, 2005
	Issuers and Guarantors of Qualified Portion	Trump Indiana, Inc.	Issuers and Guarantors of New Notes	Issuers and Guarantors of Qualified Portion	Trump Indiana, Inc.	Issuers and Guarantors of New Notes

Net revenues	$364,439	$52,160	$416,599	$115,855	$15,612	$131,467
Costs and expenses	311,418	(89,242)	222,176	112,475	13,285	125,760

Income from operations	53,021	141,402	194,423	3,380	2,327	5,707
Non-operating expenses	(82,799)	(3,055)	(85,854)	(12,738)	(1,495)	(14,233)
Provision for income taxes	(2,074)	(24,112)	(26,186)	(711)	(441)	(1,152)
Loss from joint venture	—	(931)	(931)	—	(278)	(278)
Gain (loss) on debt extinguishment	297,186	(100,254)	196,932	—	—	—

Net income (loss)	$265,334	$13,050	$278,384	$(10,069)	$113	$(9,956)

Intercompany eliminations and expenses of TER are not separately shown.

	Reorganized Company (in thousands)
	June 30, 2005
	Issuers and Guarantors of Qualified Portion	Trump Indiana, Inc.	Issuers and Guarantors of New Notes
Total current assets	$166,459	$17,376	$183,835
Property & equipment, net	1,445,559	43,925	1,489,484
Investment in Buffington Harbor	—	44,331	44,331
Total other assets	415,456	141,618	557,074
Total assets	2,027,474	247,250	2,274,724
Total current liabilities	188,516	54,660	243,176
Total non-current liabilities	1,279,402	171,802	1,451,204
Total liabilities	1,467,918	226,462	1,694,380
Capital	559,556	20,788	580,344
Total liabilities, minority interest & capital	$2,027,474	$247,250	$2,274,724

Intercompany eliminations and expenses of TER are not separately shown.

TRUMP ENTERTAINMENT RESORTS, INC.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

AND

TRUMP ENTERTAINMENT RESORTS FUNDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(12) Consolidated Financial Statements of Debtors In Possession

In accordance with SOP 90-7, presented below are the condensed consolidated financial statements of the Debtors (the Company and its subsidiaries) that filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code. Such financial statements have been prepared using standards consistent with the Company’s consolidated financial statements.

Trump Hotels & Casino Resorts, Inc.

Debtors in Possession

Consolidated Statement of Operations

Period from November 21, 2004 to May 19, 2005

(in thousands)

Revenues	$529,292
Operating expenses	(450,633)
Depreciation and amortization	(48,291)
Reorganization gain, net	119,333

Income from operations	149,701
Interest income	1,198
Interest expense	(112,141)
Other	(264)

Income before equity in loss from Buffington Harbor LLC, provision for income taxes, discontinued operations and gain on debt extinguishment	38,494
Equity in loss from Buffington Harbor LLC	(1,195)

Income before income taxes, discontinued operations and gain on debt extinguishment	37,299
Provision for income taxes	(27,215)

Income from continuing operations	10,084

Discontinued Operations:
Income from operations of Trump 29	702
Gain on termination of Trump 29 Management Contract	6,000

Income from discontinued operations	6,702

Extraordinary gain on debt extinguishment	196,932

Net Income	$213,718

TRUMP ENTERTAINMENT RESORTS, INC.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

AND

TRUMP ENTERTAINMENT RESORTS FUNDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Trump Hotels & Casino Resorts, Inc.

Debtors in Possession

Consolidated Statement of Cash Flows

Period from November 21, 2004 to May 19, 2005

(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$10,084
Adjustments to reconcile net income from continuing operations to net cash flows provided by operating activities:
Non-cash reorganization income	(170,583)
Issuance of debt in satisfaction of accrued interest	806
Depreciation and amortization	48,291
Amortization of deferred loan costs	665
Provisions for losses on receivables	1,883
Provision for loss on real estate tax receivable	8,014
Equity in loss from Buffington Harbor LLC	1,195
Valuation allowance - CRDA investments	2,139
Changes in operating assets and liabilities:
Increase in receivables	(8,479)
Increase in inventories	(828)
Decrease in due to affiliates, net	(8,153)
Decrease in other current assets	4,318
Decrease in other assets	4,258
Increase in accounts payable, accrued expenses and other current liabilities	45,458
Increase in accrued interest payable	78,188
Increase in other long-term liabilities	4,235

NET CASH FLOWS PROVIDED BY CONTINUING OPERATIONS	21,491
NET CASH FLOWS PROVIDED BY DISCONTINUED OPERATIONS	7,461

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	28,952

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(43,343)
Purchase of CRDA investments, net	(6,403)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(49,746)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt payments	(21,557)
Proceeds from borrowings, net of debt costs and cash distributions	59,161
Deferred loan costs	(2,926)

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	34,678

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,884

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	90,730

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$104,614

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

In this section, the words “Company,” “Reorganized Company,” “we,” “our,” “ours” and “us” refer to Trump Entertainment Resorts, Inc. (“TER”), Trump Entertainment Resorts Holdings, L.P. (“TER Holdings”) and its subsidiaries, unless otherwise noted. We, through one or more subsidiaries of TER Holdings, own and operate four casinos. Three of the four casinos are located in Atlantic City, New Jersey: (i) Trump Taj Mahal Casino Resort (the “Trump Taj Mahal”), (ii) Trump Plaza Hotel and Casino (“Trump Plaza”) and (iii) Trump Marina Hotel Casino (“Trump Marina,” together with the Trump Taj Mahal and the Trump Plaza, the “Trump Atlantic City Properties”). The fourth is a riverboat casino docked in Buffington Harbor on Lake Michigan in Indiana (“Trump Indiana,” together with the Trump Atlantic City Properties, the “Trump Casino Properties”). Terms not defined in this section shall have the meanings ascribed to them elsewhere in this Quarterly Report on Form 10-Q.

For the purposes of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company has combined (i) the period from January 1, 2005 to May 19, 2005 (Predecessor Company) and the period from May 20, 2005 to June 30, 2005 (Reorganized Company) into the six months ended June 30, 2005 and (ii) the period from April 1, 2005 to May 19, 2005 (Predecessor Company) and the period from May 20, 2005 to June 30, 2005 (Reorganized Company) into the three months ended June 30, 2005. This combination was performed for ease of comparison, and differences due to the periods having been prepared on a different basis of accounting are indicated in the following discussion of our financial condition and results of operations.

Factors That May Affect Our Future Results

The Company is subject to a number of risk factors related to our business and financial condition. Any or all of such factors, which are enumerated below, could have a material adverse effect on the business, financial condition or results of operations of the Company.

Although we recently emerged from chapter 11, we expect to incur net losses in the near future.

To date, we have not been profitable. Even after our emergence from bankruptcy, we may continue to incur losses from continuing operations. Although we believe that our future operating cash flows will be sufficient to finance our operating requirements for at least the next twelve months, we may not generate profits in the future on a consistent basis or at all. Failure to achieve consistent profitability could have a material adverse affect on our financial condition and the value of TER Common Stock.

Our recently completed bankruptcy cases may negatively impact our business and operations.

Although we have emerged from bankruptcy, our chapter 11 cases may negatively impact the public perception of our business. If our current and potential gaming patrons perceive us as a company with financial difficulties, they may decide not to visit our casino properties or decide to visit our facilities less frequently, which could materially adversely affect our liquidity and results of operations. Negative public perception could also adversely impact our future access to capital and our relationships with customers, employees and vendors.

We have substantial indebtedness that constrains our financial and operating activities.

The Company is highly leveraged, and even though we have consummated the Plan, we continue to have significant indebtedness and debt service requirements. The Company’s aggregate long-term indebtedness totaled approximately $1.5 billion as of June 30, 2005. We believe that the Company can generate sufficient cash flow from operations to pay interest on its outstanding indebtedness. However, the Company’s ability to meet its debt service obligations depends on a number of factors, including our ability to increase revenues and implement cost controls, as well as interest rates, prevailing economic conditions and other factors, many of which are beyond the Company’s control. The substantial indebtedness and fixed charges of the Company severely restrict the Company’s operations, including making it more difficult for the Company to satisfy its ongoing debt service requirements, reducing amounts available to fund operating requirements, make capital expenditures or expand the Company’s business. Any such developments could increase the Company’s vulnerability to adverse economic and industry conditions and limit the Company’s ability to borrow additional funds.

The terms of our indebtedness severely restrict our operating flexibility.

The Credit Agreement and the indenture governing the New Notes contain certain operating and financial restrictions on our business. These restrictions include covenants limiting our ability to incur additional debt, pay dividends or make other distributions, make investments, sell assets, engage in mergers or consolidations, enter into affiliate transactions or grant liens, among other restrictions. In addition, the Credit Agreement imposes certain financial covenants that require the Company to comply with specified financial ratios and tests based on the cash flows and leverage position of the Company. These restrictions will, to a certain degree, restrict the Company’s financial and operating flexibility in the future. In addition, a failure to comply with any of these obligations could result in an event of default under the New Notes and Credit Facility that, if not cured or waived, could result in the acceleration of New Notes and amounts due under the Credit Facility then outstanding.

Changes in our board of directors, management and stockholders following our emergence from bankruptcy could lead to significant changes in our operations, business plans and results.

Following consummation of the Plan, TER has a majority of new directors, a new chief executive officer (who also serves as president) and chief operating officer and a new stockholder base. Donald J. Trump, who had beneficially owned approximately 56.4% of the Predecessor Company’s common stock prior to its emergence from bankruptcy, currently beneficially owns approximately 30.7% of the TER Common Stock (in each case, assuming the exercise of all exercisable options and warrants beneficially owned by Mr. Trump and the exchange of all limited partnership interests in TER Holdings exchangeable for TER Common Stock). As of the Effective Date, holders of TAC Notes beneficially owned an aggregate of approximately 63.69% of the TER Common Stock, while former holders of Old Common Stock (except for Donald J. Trump) beneficially owned approximately 5.39% of the TER Common Stock (in each case assuming the exercise of all exercisable options and warrants and the exchange of all limited partnership interests in TER Holdings exchangeable into TER

Common Stock). In addition, pursuant to the Plan, the informal committee of holders of TAC Notes appointed in connection with the Company’s chapter 11 cases (the “TAC Noteholder Committee”) selected five members of the Reorganized Company’s board of directors (the “Class A Directors”), Mr. Trump selected three directors and Mr. Trump and the TAC Noteholders Committee mutually selected one director. On the Effective Date, Mr. Trump entered into a voting agreement with the Company that provides for the continued election of the Class A Directors appointed by the TAC Noteholder Committee (and any person selected by a majority of Class A Directors then serving as directors to fill any vacancy) until the earlier of (i) the date immediately following the date of the sixth annual meeting of the Company’s stockholders following the Effective Date and (ii) such time as the stockholders of the Company fail to elect Mr. Trump to the Company’s board of directors, subject to certain conditions. The Company’s board of directors appointed James B. Perry, a member of the Company’s board of directors, as the Company’s new Chief Executive Officer and President on July 6, 2005 and July 19, 2005, respectively. On July 19, 2005, Mark Juliano was appointed as the Company’s Chief Operating Officer. Members of the Company’s board of directors and management team may change in the future.

The new board of directors, new management and/or new stockholders may decide to change the current operations or business plans of the Company. As a result, when reviewing the description of the Company’s business, the consolidated financial statements and financial data, as well as any forward-looking information included in this report, you should consider the possibility that the Company’s operations, business plans, results and expectations may change significantly.

The Company’s common stock is currently trading in the Over-the-Counter (“OTC”) market, which could seriously limit the liquidity of the TER Common Stock and impair our ability to raise further capital through the sale of equity or debt securities.

On September 27, 2004, the New York Stock Exchange (“NYSE”) delisted the Old Common Stock due to the Predecessor Company’s announcement to commence chapter 11 proceedings. We have applied to list the TER Common Stock on the Nasdaq National Market System. However, the success of obtaining the listing is not guaranteed, and, even if our common stock becomes listed, Nasdaq could suspend or terminate the listing in the future. Failure to become or remain listed on Nasdaq or another national securities exchange would seriously limit the liquidity of the TER Common Stock and impair our ability to raise future capital through the sale of equity or debt. Failure to become or remain listed could also reduce the ability of holders of the TER Common Stock to purchase or sell shares as quickly and as inexpensively as they have done historically. Even if the TER Common Stock were listed, no assurance can be given as to whether it would trade actively, the demand for the TER Common Stock, the number of shares of such stock that will be sold or the price at which such stock will trade.

The price at which TER Common Stock will trade in the future depends on a number of factors, including our historical and anticipated operating results (including the timing of the openings related to any expansion projects), overall gaming results in the markets in which we operate and general market and economic conditions, several of which factors are beyond our control. In addition, factors such as quarterly fluctuations in our financial and operating results, announcements by the Company or others, and developments affecting the Company, our customers, the Atlantic City and Northwest Indiana/Chicago markets or the gaming industry generally, could cause the market price of the TER Common Stock to fluctuate substantially.

We need to increase capital expenditures to compete effectively.

Capital expenditures, such as room refurbishments, amenity upgrades and new gaming equipment, are necessary from time to time to preserve the competitiveness of our properties. The gaming industry market is competitive and is expected to become more competitive in the future. While the New Notes and the Credit Facility may enable us to increase capital expenditures, including formulating a plan for making strategic capital expenditures that may include the construction of a hotel tower at the Trump Taj Mahal, such obligations will also limit our ability to make ongoing capital expenditures at our properties. Should any new projects fail to generate projected cash flows, our operating performance, revenues and earnings may be materially adversely affected.

We may incur losses that would not be covered by insurance and the cost of insurance has increased.

Although we maintain insurance that we believe is appropriate for our business, we cannot guarantee that insurance will be available or adequate to cover all losses and damage to which our business or our assets might be subjected. However, we are self-insured for certain risks and levels of risk. The lack of insurance for certain types or levels of risk could expose us to significant losses in the event that an uninsured catastrophe occurred. Any uninsured losses may decrease our future operating income, require us to find replacements or repairs and reduce funds otherwise available to upgrade our properties or pay expenses.

Our right to use the “Trump” name is subject to certain limitations.

Subject to certain limitations, the Company has the exclusive right to use the “Trump” name and Mr. Trump’s likeness in connection with gaming and related activities pursuant to an amended and restated trademark license agreement entered into with Donald J. Trump upon our emergence from chapter 11. The agreement contains certain restrictions limiting use of the “Trump” name in connection with casino and gaming activities, as well as additional requirements for the Company to maintain quality control to protect the goodwill and integrity associated with the licensed marks. The agreement also contemplates that if Mr. Trump’s existing services agreement were terminated by the Company or TER Holdings other than for “Cause” or by Mr. Trump for “Good Reason,” or if the Company and TER Holdings were not offering terms to Mr. Trump pursuant to a services agreement at least as favorable to Mr. Trump as his existing services agreement (in each case other than as a result of Mr. Trump’s death or permanent disability), then TER Holdings would have the option to convert the trademark license into a royalty-bearing license with a ten-year term, subject to certain terms and conditions.

The Company’s rights under the trademark license agreement are secured by a security interest in the Trump name and the licensed marks for use in connection with casino services, pursuant to a security agreement. If a default occurred under the trademark license agreement or the security agreement, the Company would have rights, subject to applicable state law, to enforce the rights and remedies contained in the security agreement. In the event of a foreclosure sale of the licensed marks, the net amount realized in such sale by the Company might not yield the full amount of damages that the Company could sustain as a result of the default. In addition, the existence of rights of others to use the Trump name, including pursuant to any security interests in trademarks for non-gaming hotels, could adversely affect the ability of the Company to realize the benefits of the security agreement.

The Company is a holding company and does not anticipate paying dividends.

The Company is a holding company, the principal asset of which is its general and limited partnership interests in TER Holdings, and has limited independent means of generating revenue. As a holding company, the Company will depend on distributions and other permitted payments from TER Holdings to meet its cash needs. In addition, pursuant to the terms of Company’s existing indebtedness, TER Holdings, which is itself a holding company, and its subsidiaries are restricted from paying dividends and making distributions. The Company has never paid a dividend on its common stock and does not anticipate paying one in the foreseeable future.

Our historical financial information may not be comparable to any past financial information of the Predecessor Company.

Our consolidated financial statements reflect “fresh start” reporting adjustments made upon our emergence from bankruptcy on May 20, 2005. As a result, the book value of our properties and related depreciation and amortization expense, among other things, have changed considerably from those items set forth in our historical consolidated financial statements. As a result of the fresh start reporting treatment and the transactions effected under the Plan, our financial condition and results of operations are not comparable to the historical balance sheets, statements of operations or other financial information of the Predecessor Company included in this report. See Note 3 to our unaudited condensed consolidated financial statements.

A downturn in the regional economy, high energy and gasoline prices and adverse winter weather conditions could negatively impact our financial performance.

The Trump Atlantic City Properties generate a majority of our net revenues and operating income. Moderate or severe economic downturns or adverse conditions in the Atlantic City and regional markets and surrounding areas may negatively affect our operations. During periods of economic contraction, our revenues may decrease while some of our costs remain fixed, resulting in decreased earnings. Gaming and other leisure activities we offer represent discretionary expenditures and participation in such activities may decline during economic downturns, during which consumers generally earn less disposable income. Even an uncertain economic outlook may adversely affect consumer spending at our gaming operations and related facilities, as consumers spend less in anticipation of a potential economic downturn. Furthermore, other uncertainties, including national and global economic conditions, terrorist attacks or other global events, could adversely affect consumer spending, increase gasoline prices and adversely affect our operations.

We use significant amounts of electricity, natural gas and other forms of energy. While we have generally not experienced any major energy shortages, any substantial increases in the cost of electricity and natural gas in the United States, and specifically the Northeast, could negatively impact our operating results. The extent of any impact is subject to the magnitude and duration of the energy price increases and could be material.

Also, a majority of our patrons drive to our properties. Rising gasoline prices and adverse weather and driving conditions could reduce automobile travel and decrease the number of patrons visiting our properties. As a result, our business, assets, financial condition and results of operations could be adversely affected by a weakening of regional economic conditions, high gasoline prices and/or adverse weather and driving conditions.

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

The Borgata and other development projects of our competitors have adversely affected us and may continue to do so in the long term.

In July 2003, the Borgata, a casino resort complex developed in Atlantic City’s marina district through a joint venture between MGM Mirage, Inc. and Boyd Gaming Corporation (the “Borgata”), opened in Atlantic City’s marina district. Since its opening, the Borgata has not grown the Atlantic City market to the extent as had been originally anticipated and has adversely affected the results of the Trump Atlantic City Properties. While we believe that the opening of the Borgata will attract additional visitors to Atlantic City in the long term, especially to the marina district where Trump Marina is situated, the Borgata could have an adverse effect on the long-term business and operations of the Trump Atlantic City Properties and impair our ability to service our existing and future indebtedness. The Borgata has recently announced plans for and has commenced a two phase expansion of the property to include additional gaming, restaurants, retail, parking and a second hotel tower. The capital expenditures undertaken by the Borgata have helped increase the cost of entertainment for Atlantic City gaming entities, among other adverse effects. In July 2005, Harrah’s Entertainment Inc. completed and opened a House of Blues Club at its Showboat property in Atlantic City. This approximately $90 million project added a range of amenities to the property, including a concert hall, nightclub, themed gaming space and restaurant, among other amenities. To the extent that the Trump Atlantic City Properties, especially Trump Marina, do not have the financial resources to make capital expenditures to improve their properties, this adverse affect may become more acute.

Recently announced gaming company mergers and acquisitions may adversely affect our business.

In June 2005, Harrah’s Entertainment Inc. acquired Caesars Entertainment Inc., which reportedly created the world’s largest gaming company. The Harrah’s-Caesars company holds a large percentage of properties in jurisdictions in which we currently compete. In addition, in April 2005, MGM Mirage acquired Mandalay Resort Group. In November 2004, Penn National Gaming Inc. agreed to acquire Argosy Gaming Co., which would reportedly transform Penn National Gaming Inc. into the nation’s third-largest operator of gaming properties. The transaction is expected to be consummated in the third quarter of 2005. The effects of any of the above-mentioned transactions on the gaming market, in general, or on any jurisdiction in which we currently have properties, in particular, cannot be ascertained at this time. However, the added strength of these competitors and resulting economies-of-scale could further diminish our market share in the markets in which we compete. Such mergers and acquisitions may improve our competitors’ access to the capital markets, lowering their cost of capital and providing them with certain competitive advantages.

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

Gaming in New Jersey and Indiana is regulated extensively by federal and state regulatory bodies, including the CCC, the IGC and state and federal taxing, law enforcement and liquor control agencies. The Company and its various officers and other qualifiers have received the licenses, permits and authorizations required to operate our properties. Failure to maintain or obtain the requisite casino licenses would have a material adverse effect on our business.

The CCC consolidated and renewed our licenses to operate Trump Marina, Trump Plaza and Trump Taj Mahal until June 2007. In June 1996, the IGC granted Trump Indiana, Inc. a riverboat owner’s license for the ownership and operation of a gaming vessel at Buffington Harbor, which was most recently renewed in April 2005 and expires in June 2006.

If new gaming regulations were adopted in the jurisdictions in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals have been introduced by the legislatures of New Jersey and Indiana that, if enacted, could adversely affect the tax, regulatory, operations or other aspects of the gaming industry and our financial performance. Legislation of this type may be enacted in the future.

Pennsylvania and New York have enacted gaming legislation that may harm us, and other states may do so in the future.

In July 2004, the Pennsylvania state legislature passed extensive legislation that could adversely affect us. The legislation permits up to 61,000 slot machines statewide at up to fourteen different locations, seven or eight of which would be at racetracks, plus four or five slot parlors and two small resorts. Three of the racetracks, Pocono Downs, Philadelphia Park and Chester Downs, as well as two slot parlors located within the city limits of Philadelphia, are in Atlantic City’s customer markets. It is anticipated that up to 15,000 slot machines could be in place by 2006.

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

The New York law had also permitted the installation of video lottery terminals (“VLTs”) at five horse racing tracks situated across the state of New York. In its July 2004 ruling, however, the Appellate Division of the Supreme Court of New York ruled that the law was unconstitutional because it required that a portion of VLT revenues go to horse-racing breeding funds and track purses. New York’s constitution stipulates that all net proceeds from lottery games go to aid education in New York state. This ruling was appealed and in May 2005, New York’s highest court, the New York State Court of Appeals, reversed the Appellate Division ruling and found the law constitutional, allowing VLTs at certain of the state’s racetracks and Native American casinos. The court has also authorized the governor to enter into gaming compacts with Native American tribes on tribal land.

In addition, other states near New Jersey, including Maryland, are currently contemplating gaming legislation. The net effect of these facilities and other items, when operational, on Atlantic City, including our properties, cannot be predicted. Since our market is primarily a drive-in market, legalized gaming in one or more states neighboring or within close proximity to New Jersey could have a material adverse effect on the Atlantic City gaming market overall, including our properties.

Our Business is Subject to a Variety of Other Risks and Uncertainties.

In addition to the risk factors described above, our financial condition and results of operations could be affected by many events that are beyond our control, such as (i) capital market conditions that could affect our ability to raise capital and access capital markets and raise our financing costs in connection with refinancing debt or pursuing other alternatives, (ii) war, future acts of terrorism and their impact on capital markets, the economy, consumer behavior and operating expenses, (iii) competition from existing and potential new competitors in Atlantic City and other markets (including online gaming), which is likely to increase over the next several years, (iv) regulatory changes, and (v) state tax law changes that increase the tax liability of the Company. Occurrence of any of these risks would materially adversely affect the Company’s operations and financial condition.

Critical Accounting Policies

The preparation of our financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Management periodically evaluates the Company’s policies and the estimates and assumptions related to such policies. The Trump Casino Properties operate in a highly regulated industry and are subject to regulations that describe and regulate operating and internal control procedures. Certain of the Company’s critical accounting policies and significant estimates are described in Note 4 to our unaudited condensed consolidated financial statements.

Financial Condition

Liquidity and Capital Resources

General. Cash flows from operating activities of the Trump Casino Properties generally constitute the Company’s primary source of liquidity. The Company’s cash flows, which include casino gaming revenues and room, food and beverage sales, have generally been sufficient to fund operations and make interest payments when due (although the Company utilized the grace periods under the indentures governing the TAC Notes and TCH Notes prior to filing for bankruptcy). Nonetheless, the Company’s core businesses have historically not generated cash flows necessary to reinvest in the maintenance or expansion of the Company’s hotel and casino properties at levels consistent with those of its competitors. Due to this constrained liquidity position, the Company was unable to refurbish its properties to desired levels or to pursue various capital expenditures, such as the addition of more hotel rooms, or undertake significant new business initiatives.

The Company has achieved a meaningful reduction in interest expense due to its recently consummated debt restructuring. Management has also implemented programs to obtain cash flow savings and will continue to attempt to implement such programs in the upcoming year. These programs include, among others, labor savings through increased automation of the Company’s slot machines and related products on the gaming floor. However, there can be no assurances that these programs will be successful.

Over the long term, we will continue to require cash to fund operations, service and repay our indebtedness and implement our business strategy. Our cash and cash equivalents totaled approximately $116.2 million at June 30, 2005, compared with $81.1 million at June 30, 2004.

Our ability to meet these funding requirements depends on a number of factors, including our existing cash balances, the cash flows generated by our operating subsidiaries and our ability to obtain additional financing in the future. Failure to achieve profitability or maintain or achieve various other financial performance levels could diminish our ability to sustain operations, meet financial covenants, obtain additional funds or make required payments on our indebtedness. In addition, given the restrictions on incurring additional indebtedness imposed under the Credit Facility and the indenture governing the New Notes, there can be no assurance that other sources of funds will be available to us.

TER has minimal operations, except for its ownership, directly and indirectly, of TCI 2 Holdings, LLC, a wholly-owned subsidiary of TER that has minimal assets and operations, and TER Holdings and its subsidiaries. We depend on the receipt of sufficient funds from our subsidiaries to meet our financial obligations. In addition, the terms of our subsidiaries’ indebtedness limit the payment of dividends and other distributions to us under many circumstances.

Predecessor Company Debt

On November 22, 2004, the Debtors entered into the DIP Facility in the aggregate principal amount of up to $100 million with Beal Bank. Prior to the Debtor’s emergence from bankruptcy on the Effective Date, the Predecessor Company utilized cash flows from operations and amounts borrowed under the DIP Facility as its primary sources of working capital. Interest on the DIP Facility accrued at LIBOR plus 1.5%, payable quarterly in arrears, and an unused line fee was payable monthly on the daily unutilized portion of the DIP Facility. Borrowings under the DIP Facility were secured by substantially all of the Debtor’s assets and ranked senior to the liens securing the TAC Notes and TCH Notes, subject to certain terms and conditions. The Debtors utilized approximately $54.1 million under the DIP Facility during the chapter 11 cases, which amount was repaid on the Effective Date, on which the DIP Facility terminated.

Reorganized Company Debt

The Company’s existing indebtedness consists primarily of the Credit Facility and New Notes:

Credit Facility

General. The Company and TER Holdings entered into the Credit Agreement on the Effective Date. The Credit Agreement contemplates (i) a single draw term loan facility in the amount of $150 million (the “Term B-1 Facility”), which was drawn on the Effective Date, (ii) a delayed draw term loan facility in the amount of $150 million, which may be drawn in multiple borrowings through the first anniversary of the Effective Date (the “Term B-2 Facility,” together with the Term B-1 Facility, the “Term B Facilities”), and (iii) a revolving credit facility in the amount of $200 million, which may be drawn in multiple borrowings through the fifth anniversary of the Effective Date (the “Revolving Credit Facility”). The Credit Agreement also includes (a) a sub-facility of the Revolving Credit Facility for letters of credit in an amount of up to $20 million (the “Letters of Credit”), and (b) a sub-facility of the Revolving Credit Facility for swing line loans (i.e., loans made available on a same day basis and repayable in full within seven days) of up to $10 million (the “Swing Line Facility”). As of June 30, 2005, the Company had borrowed an aggregate of $160.0 million under the Credit Facility.

Use of Proceeds. Proceeds from the Term B Facilities may be utilized to (i) pay off amounts outstanding under the DIP Facility, which occurred on the Effective Date, (ii) fund the construction of a new tower at the Trump Taj Mahal, (iii) pay fees and expenses in connection with the Company’s restructuring, and (iv) provide for ongoing working capital and general corporate needs; provided that $150 million of the Term B Facilities is restricted to fund construction of the new tower at the Trump Taj Mahal. The Revolving Credit Facility, Swing Line Facility and any Letters of Credit may be used to fund ongoing working capital requirements of TER Holdings and its subsidiaries and other general corporate purposes.

Interest and Commitment Fees. Borrowings under the Credit Facility bear interest, at TER Holdings’ election (i) at a Base Rate, plus the Applicable Margin, or (ii) a rate equal to approximately LIBOR appearing on Telerate Page 3750 for deposits in U.S. dollars (the “Eurodollar Rate”) plus the Applicable Margin. The “Base Rate” equals the higher of (a) the “prime rate” published by the Wall Street Journal and (b) 0.50% above the federal funds rate. The “Applicable Margin” for the Term B Facilities equals (i) at any time the Credit Facility has debt ratings of at least B1 from Moody’s Investor Services, Inc. and BB- from Standard & Poor’s, in each case with a stable outlook, 1.25% per annum for Base Rate loans and 2.25% per annum for Eurodollar Rate loans, and (ii) otherwise, 1.50% per annum for Base Rate loans and 2.50% per annum for Eurodollar Rate loans. The Applicable Margin for borrowings under the Swing Line Facility (which may be drawn only as Base Rate loans) and the Revolving Credit Facility equals (i) until TER Holdings delivers to the lenders financial statements for the quarter ending June 30, 2005, 1.50% per annum for Base Rate loans and 2.50% per annum for Eurodollar Rate loans, and (ii) thereafter, 0.75% to 1.50% per annum for Base Rate loans and 1.75% to 2.50% per annum for Eurodollar Rate loans, depending on TER Holdings’ leverage ratio at the time of borrowing.

TER Holdings is required to pay a commitment fee of (i) 0.50% per annum for the unborrowed portion of the Revolving Credit Facility (and, for this purpose, borrowing amounts the Swing Line Facility are not treated as borrowings under the Revolving Credit Facility), and (ii) 1.0% per annum for any unborrowed amounts under the Term B-2 Facility, in each case payable quarterly in arrears. In addition, TER Holdings must pay (i) a commission equal to the Applicable Margin for Eurodollar Rate loans under the Revolving Credit Facility with respect to the average daily available amount of any Letters of Credit that are issued payable quarterly in arrears and (ii) a fronting fee of 0.25% of the available amount under any Letters of Credit that are issued payable quarterly in advance.

Maturity and Amortization. The Term B Facilities mature on May 20, 2012, and must be repaid during the final year of such loans in equal quarterly amounts, subject to amortization of approximately 1.0% per year prior to the final year. The Revolving Credit Facility and any Letters of Credit mature on May 20, 2010. Amounts borrowed under the Swing Line Facility must be repaid within seven days after the requested date of borrowing (or by May 20, 2010, if earlier).

Security and Guarantees. Borrowings under the Credit Agreement are secured by a first priority security interest in substantially all the assets of TER Holdings and its subsidiaries. TER Holdings’ obligations under the Credit Agreement are guaranteed by the Company and each of the direct and indirect subsidiaries of the Company.

Covenants. The Company and its subsidiaries are subject to certain affirmative and negative covenants, including limitations on liens, incurrence of indebtedness, mergers, sales of assets, investments, restricted payments, capital expenditures, agreements with affiliates, activities of the Company and amendment of the New Notes indenture, among other limitations. In addition, the Company must comply with certain financial covenants, including the ratio of consolidated indebtedness to EBITDA, consolidated first lien debt to EBITDA and EBITDA to cash interest expense. The Company and its subsidiaries were in compliance with such covenants as of June 30, 2005. The ability of Taj Associates, Plaza Associates or Marina Associates to make payments to TER Holdings may also be restricted by the CCC. Similarly, the ability of Trump Indiana, Inc. to make distributions or pay dividends to TER Holdings may be restricted by the IGC.

New Notes Indenture

General. TER Holdings and TER Funding (the “Issuers”) issued an aggregate principal amount of $1.25 billion of New Notes on the Effective Date, pursuant to the New Notes indenture. The New Notes are due on June 1, 2015 and bear interest at 8.5% per annum. Interest on the New Notes is payable semi-annually on each June 1 and December 1, commencing on May 20, 2005 initially payable on December 1, 2005.

Qualified and Non-Qualified Portions. $730 million aggregate principal amount of the New Notes are nonrecourse to the Issuers and to the partners of TER Holdings (the “Qualified Portion”). $520 million aggregate principal amount of the New Notes are recourse to the Issuers and to the Company, in its capacity as general partner of TER Holdings (the “Non-Qualified Portion”). The Non-Qualified Portion and Qualified Portion are recalculated on a periodic basis based on certain tax considerations no less frequently than annually, provided that in no event will the Qualified Portion exceed $730 million aggregate principal amount of New Notes.

Guarantors. All of the domestic subsidiaries of TER Holdings (except for TER Funding, as co-issuer of the New Notes) (the “Guarantors”) are guarantors of the Non-Qualified Portion, which are fully recourse and enforceable against the collateral securing the New Notes. All of the Guarantors, with the exception of Trump Indiana, Inc., are guarantors of the Qualified Portion, which are nonrecourse and enforceable only against the collateral securing the New Notes.

Ranking. The New Notes are senior obligations of the Issuers and rank senior in right of payment to all of the future subordinated indebtedness of the Issuers. The obligations of the Issuers under the New Notes are guaranteed on a senior basis by the Guarantors and rank senior in right of payment to any of the Guarantors’ future subordinated indebtedness. Notwithstanding the foregoing, because amounts borrowed under the Credit Agreement are secured by substantially all assets of the Issuers and the Guarantors on a priority basis, the New Notes and the guarantees thereof are effectively subordinated to amounts borrowed under the Credit Agreement.

Collateral. TER Holdings’ obligations under the New Notes are secured by a lien on substantially all the Guarantors’ now owned or, subject to certain exceptions, after acquired, real property and incidental personal property (not including the assets of Trump Indiana, Inc.), subject to prior liens securing amounts borrowed under the Credit Agreement and certain permitted prior liens.

Redemption. Except in connection with a public or private equity offering, the New Notes are not redeemable until June 1, 2010. Until June 1, 2008, the Issuers may redeem up to 35.0% of the aggregate principal amount of the New Notes with the net proceeds of one or more public or private equity offerings. Commencing on June 1, 2010 and for each twelve month period thereafter until June 1, 2013, the New Notes are redeemable at certain percentages decreasing to 100% of the outstanding principal amount. If the Issuers or certain restricted subsidiaries engage in certain asset sales, or if certain events of loss or a change of control of TER Holdings occurs, TER Holdings may be required to offer to repurchase the New Notes at the redemption prices set forth in the New Notes indenture.

Covenants. The New Notes indenture contains covenants limiting TER Holdings’ (and most or all of its subsidiaries’) ability to incur additional debt, pay dividends or distributions on its equity interests or repurchase its equity interests, issue stock of subsidiaries, make certain investments, create liens on its assets to secure debt, enter into transactions with affiliates or merge or consolidate with another company, among other restrictions. In addition, the ability of Taj Associates, Plaza Associates or Marina Associates to make payments to TER Holdings may be restricted by the CCC. Similarly, the ability of Trump Indiana, Inc. to make distributions or pay dividends to TER Holdings may be restricted by the IGC.

Capital Leases

In addition to the Credit Facility and New Notes, the Company utilizes capital lease financing to satisfy its capital resource needs. The Company’s ability to borrow funds, however, has been severely restricted by covenants in the Credit Facility and New Notes and by the Company’s high levels of indebtedness and interest expense.

The following table sets forth the capital expenditures at the Trump Casino Properties for the six months ended June 30, 2004 and 2005:

TRUMP ENTERTAINMENT RESORTS, INC.

CONSOLIDATING CAPITAL EXPENDITURES

(IN THOUSANDS)

	TRUMP TAJ MAHAL	TRUMP PLAZA	TRUMP MARINA	TRUMP INDIANA	TER HOLDINGS	TER CONSOL.
FOR THE SIX MONTHS ENDED JUNE 30, 2004

Purchase of Property & Equipment	$5,301	$2,374	$1,482	$1,593	$331	$11,081
Capital Lease Additions (a)	11,786	6,488	5,992	89	—	24,355

Total Capital Expenditures	$17,087	$8,862	$7,474	$1,682	$331	$35,436

FOR THE SIX MONTHS ENDED JUNE 30, 2005

Purchase of Property & Equipment	$15,489	$24,148	$13,240	$3,933	$39	$56,849
Capital Lease Additions	—	—	—	122	—	122

Total Capital Expenditures	$15,489	$24,148	$13,240	$4,055	$39	$56,971

(a)	Capital lease additions for the Trump Casino Properties were principally slot machines.

Our future liquidity is substantially dependent on our ability to achieve positive operating results and maintain satisfactory capital. We expect to increase our capital expenditure budget in the future, in part to make certain capital expenditures that had been deferred due to the Company’s constrained liquidity position prior to filing for bankruptcy. We are currently formulating a plan for making strategic capital expenditures that may include the construction of a new hotel tower at the Trump Taj Mahal. However, there is no assurance that any new projects will be completed successfully, or that, if consummated, such projects would be profitable.

We believe that cash flow from operations and our Credit Facility will provide us with sufficient capital to meet our liquidity needs for the upcoming twelve months.

Results of Operations: Operating Revenues and Expenses

All business activities of TER are conducted primarily by Trump Taj Mahal, Trump Plaza, Trump Marina and Trump Indiana.

Comparison of Three-Month Periods Ended June 30, 2004 and 2005. The following tables include selected data of the Trump Casino Properties.

	Three Months ended June 30, 2004
	Trump Taj Mahal	Trump Plaza	Trump Marina	Trump Indiana	TER Consolidated*
	(dollars in thousands)
Revenues:
Gaming	$124,962	$80,045	$65,160	$35,694	$305,861
Other	26,964	18,917	16,084	2,201	64,166

Gross revenues	151,926	98,962	81,244	37,895	370,027
Less: Promotional allowances	31,523	25,592	18,972	2,928	79,015

Net revenues	120,403	73,370	62,272	34,967	291,012

Costs and expenses:
Gaming	55,766	37,377	30,232	18,070	141,445
Other	9,028	5,912	3,559	1,741	20,240
General & administrative	25,460	16,390	15,920	8,688	66,954
Depreciation & amortization	12,065	5,231	5,518	1,809	24,636

Total costs and expenses	102,319	64,910	55,229	30,308	253,275

Income from operations	18,084	8,460	7,043	4,659	37,737

Non-operating income	13	2,232	42	633	3,022
Interest expense	(25,136)	(14,236)	(11,550)	(2,234)	(57,677)

Total non-operating expense, net	(25,123)	(12,004)	(11,508)	(1,601)	(54,655)

Loss in joint venture	—	—	—	(613)	(613)
Provision for income taxes	(634)	(434)	(87)	(935)	(2,090)

Income (loss) before discontinued operations	(7,673)	(3,978)	(4,552)	1,510	(19,621)
Discontinued operations:
Income from operations from Trump 29	—	—	—	—	2,057

Net income (loss)	$(7,673)	$(3,978)	$(4,552)	$1,510	$(17,564)

*	Intercompany eliminations, revenues and expenses are not separately shown. Amounts for TER on a consolidated basis include amounts for TER that are not allocated to each property. As such, amounts for TER on a consolidated basis may not equal the sum of amounts for the Trump Casino Properties.

	Three Months Ended June 30, 2005
	Trump Taj Mahal	Trump Plaza	Trump Marina	Trump Indiana	TER Consolidated*
	(dollars in thousands)
Revenues:
Gaming	$123,672	$77,079	$65,390	$35,401	$301,542
Other	26,258	18,352	15,587	2,065	62,261

Gross revenues	149,930	95,431	80,977	37,466	363,803
Less: Promotional allowances	35,472	25,437	19,372	2,637	82,918

Net revenues	114,458	69,994	61,605	34,829	280,885

Costs and expenses:
Gaming	56,591	37,937	30,455	18,799	143,782
Other	8,748	5,537	3,406	1,627	19,318
General & administrative	25,507	16,296	15,743	7,000	75,332
Depreciation & amortization	10,003	4,530	4,182	2,395	21,153
Reorganization (income) expense	20	10	10	10	(164,458)

Total costs and expenses	100,869	64,310	53,796	29,831	95,127

Income from operations	13,589	5,684	7,809	4,998	185,758

Non-operating income	300	143	129	234	847
Interest expense	(19,686)	(11,115)	(8,797)	(3,175)	(46,537)

Total non-operating expense, net	(19,386)	(10,972)	(8,668)	(2,941)	(45,690)

Loss in joint venture	—	—	—	(604)	(604)
Provision for income taxes	(626)	(422)	(374)	(21,153)	(22,575)
Extraordinary gain on debt extinguishment	—	—	—	—	196,932
Minority interest	—	—	—	—	2,340

Net income (loss)	$(6,423)	$(5,710)	$(1,233)	$(19,700)	$316,161

*	Intercompany eliminations, revenues and expenses are not separately shown. Amounts for TER on a consolidated basis include amounts for TER that are not allocated to each property. As such, amounts for TER on a consolidated basis may not equal the sum of amounts for the Trump Casino Properties. Fresh start reorganization income and extraordinary gain on debt extinguishment are not allocated to operating subsidiaries in this presentation.

	Three Months Ended June 30, 2004
	Trump Taj Mahal	Trump Plaza	Trump Marina	Trump Indiana	TER Consolidated*
	(dollars in thousands)
Table Game Revenues (1)	$36,180	$19,753	$13,306	$4,598	$73,837
Table Game Drop (2)	$209,627	$136,814	$86,258	$30,939	$463,638
Table Win Percentage (3)	17.3%	14.4%	15.4%	14.9%	15.9%
Number of Table Games	127	91	75	39	332
Slot Revenues (4)	$83,283	$60,292	$51,727	$29,810	$225,112
Slot Handle (5)	$1,058,238	$720,760	$655,885	$393,440	$2,828,323
Slot Win Percentage (6)	7.9%	8.4%	7.9%	7.6%	8.0%
Number of Slot Machines	4,416	2,853	2,508	1,723	11,500
Other Gaming Revenues	$5,499	$—	$127	$1,286	$6,912
Total Gaming Revenues	$124,962	$80,045	$65,160	$35,694	$305,861
Number of Guest Rooms	1,250	904	728	300	3,182
Occupancy Rate	95.5%	97.0%	88.7%	54.3%	90.5%
Average Daily Rate (Room Revenue)	$77.03	$78.93	$80.40	$57.00	$77.22

	Three Months Ended June 30, 2005
	Trump Taj Mahal		Trump Plaza		Trump Marina		Trump Indiana		TER Consolidated*
	(dollars in thousands)
Table Game Revenues (1)	$33,614		$21,130		$12,253		$4,995		$71,992
Increase (Decrease) over prior period	$(2,566)		$1,377		$(1,053)		$397		$(1,845)
Table Game Drop (2)	$221,569		$138,347		$80,771		$28,256		$468,943
Increase (Decrease) over prior period	$11,942		$1,533		$(5,487)		$(2,683)		$5,305
Table Win Percentage (3)	15.2%		15.3%		15.2%		17.7%		15.4%
Increase (Decrease) over prior period	(2.1	)pts	0.9	pts	(0.2	)pts	2.8	pts	(0.5	)pts
Number of Table Games	128		91		79		39		337
Increase over prior period	1		—		4		—		5
Slot Revenues (4)	$83,956		$55,949		$53,018		$28,721		$221,644
Increase (Decrease) over prior period	$673		$(4,343)		$1,291		$(1,089)		$(3,468)
Slot Handle (5)	$1,084,093		$728,417		$655,904		$361,812		$2,830,226
Increase (Decrease) over prior period	$25,855		$7,657		$19		$(31,628)		$1,903
Slot Win Percentage (6)	7.7%		7.7%		8.1%		7.9%		7.8%
Increase (Decrease) over prior period	(0.2	)pts	(0.7	)pts	0.2	pts	0.3	pts	(0.2	)pts
Number of Slot Machines	4,383		2,673		2,523		1,384		10,963
Increase (Decrease) over prior period	(33)		(180)		15		(339)		(537)
Other Gaming Revenues	$6,102		$—		$119		$1,685		$7,906
Increase (Decrease) over prior period	$603		$—		$(8)		$399		$994
Total Gaming Revenues	$123,672		$77,079		$65,390		$35,401		$301,542
Increase (Decrease) over prior period	$(1,290)		$(2,966)		$230		$(293)		$(4,319)
Number of Guest Rooms	1,250		904		728		300		3,182
Occupancy Rate	93.7%		91.9%		86.1%		49.1%		87.2%
Average Daily Rate (Room Revenue)	$76.11		$79.77		$78.83		$57.99		$76.86

(1)	“Table Game Revenues” is defined as the total amount wagered by table game patrons (the “Table Game Drop”), less the amounts paid back to such patrons by the casino for winning wagers.
(2)	“Table Game Drop” is defined as the total amount wagered by table game patrons.
(3)	“Table Win Percentage” is defined as the ratio, expressed as a percentage, of Table Game Revenues to Table Game Drop.
(4)	“Slot Revenues” is defined as the total amount wagered by slot patrons (the “Slot Handle”), less the amount paid back to slot patrons by the casino for winning pulls.
(5)	“Slot Handle” is defined as the total amount wagered by slot patrons.
(6)	“Slot Win Percentage” is defined as the ratio, expressed as a percentage, of Slot Revenues to Slot Handle.

Gaming revenues are the primary source of TER’s revenues. The decrease in gaming revenues in the second quarter of 2005, versus the same period in 2004, was primarily due to decreased gaming revenues at Trump Plaza due to a more competitive marketplace and disruptions from its casino renovation program and the Trump Taj Mahal due to reduced table game win percentage.

Table game revenues decreased by approximately $1,845,000, or 2.5%, from the comparable three month period in 2004 due primarily to the decrease in the table win percentage to 15.4% from 15.9% in the comparable period of 2004, which was partially offset by a table game drop increase of approximately $5,305,000, or 1.1%. TER’s Atlantic City table game win percentages were 16.0% and 15.2% for the three months ended June 30, 2004 and 2005, respectively. The Atlantic City industry table game win percentages were 15.4% and 15.0% in the three months ended June 30, 2004 and 2005, respectively.

Slot revenues decreased by approximately $3,468,000, or 1.5%, from the comparable three month period in 2004. The decrease in slot revenues was primarily due to the decline in slot revenues at Trump Plaza due to a more competitive marketplace and disruptions from its casino renovation program and Trump Indiana due to a more competitive marketing environment.

Promotional allowances increased by approximately $3,903,000, or 4.9%, from the comparable three month period in 2004 primarily as a result of increases in coin and cash complimentary expenses at the Trump Taj Mahal.

TER recorded a reorganization gain, net of expenses, in the amount of approximately $164,458,000 for the three month period ended June 30, 2005. This amount includes professional fees and expenses incurred that were directly related to the bankruptcy process and the revaluation of assets and liabilities in accordance with the adoption of fresh start reporting. See Note 2 and Note 3 to our unaudited condensed consolidated financial statements.

Provisions for income taxes increased by approximately $20,485,000. The increase in the provision for income taxes was primarily due to Trump Indiana, Inc.’s recording of approximately $20,000,000 in federal and state income tax provisions relating to the IRS audit for the tax years 1995 through 1997 and all subsequent years. (See Note 8 to our unaudited condensed consolidated financial statements for additional disclosures).

TER recorded an extraordinary gain on debt extinguishment in the amount of approximately $196,932,000 during the six month period ended June 30, 2005 representing the reorganization of debt and equity in accordance with the Plan, including the discharge of prepetition liabilities comprised principally of the TAC Notes and TCH Notes together with accrued interest thereon. See Note 2 and Note 3 to our unaudited condensed consolidated financial statements.

The quarter ended June 30, 2004 included approximately $2,057,000 in discontinued operations from the management of the Trump 29 Casino, which the Company had managed pursuant to a management agreement with a Native American tribe in Coachella, California through the end of 2004.

Comparison of Six-Month Periods Ended June 30, 2004 and 2005. The following tables include selected data of Trump Casino Properties.

	Six Months ended June 30, 2004
	Trump Taj Mahal	Trump Plaza	Trump Marina	Trump Indiana	TER Consolidated*
	(dollars in thousands)
Revenues:
Gaming	$242,685	$152,476	$127,229	$74,171	$596,561
Other	51,422	34,561	29,205	4,231	119,419

Gross revenues	294,107	187,037	156,434	78,402	715,980
Less: Promotional allowances	60,977	48,079	35,933	6,059	151,048

Net revenues	233,130	138,958	120,501	72,343	564,932

Costs and expenses:
Gaming	110,431	72,327	59,705	37,089	279,552
Other	16,467	10,638	6,446	3,429	36,980
General & administrative	51,491	32,049	32,280	18,101	134,934
Depreciation & amortization	24,555	10,958	11,041	3,539	50,114

Total costs and expenses	202,944	125,972	109,472	62,158	501,580

Income from operations	30,186	12,986	11,029	10,185	63,352

Non-operating income	7	2,319	70	582	3,147
Interest expense	(49,739)	(28,249)	(22,518)	(4,356)	(113,625)

Total non-operating expense, net	(49,732)	(25,930)	(22,448)	(3,774)	(110,478)

Loss in joint venture	—	—	—	(1,226)	(1,226)
Provision for income taxes	(1,233)	(838)	(175)	(20,043)	(22,289)

Loss before discontinued operations	(20,779)	(13,782)	(11,594)	(14,858)	(70,641)
Discontinued operations:
Income from operations from Trump 29	—	—	—	—	4,287

Net loss	$(20,779)	$(13,782)	$(11,594)	$(14,858)	$(66,354)

*	Intercompany eliminations, revenues and expenses are not separately shown. Amounts for TER on a consolidated basis include amounts for TER that are not allocated to each property. As such, amounts for TER on a consolidated basis may not equal the sum of amounts for the Trump Casino Properties.

	Six Months Ended June 30, 2005
	Trump Taj Mahal	Trump Plaza	Trump Marina	Trump Indiana	TER Consolidated*
	(dollars in thousands)
Revenues:
Gaming	$246,429	$147,833	$128,423	$68,865	$591,550
Other	49,360	34,571	28,472	3,978	116,381

Gross revenues	295,789	182,404	156,895	72,843	707,931
Less: Promotional allowances	68,725	48,492	37,577	5,071	159,865

Net revenues	227,064	133,912	119,318	67,772	548,066

Costs and expenses:
Gaming	111,975	73,617	59,829	36,662	282,083
Other	16,279	9,936	5,738	3,312	35,265
General & administrative	52,816	32,846	31,645	14,648	143,436
Depreciation & amortization	22,298	9,770	9,615	4,161	45,929
Reorganization (income) expense	30	20	20	21	(158,777)

Total costs and expenses	203,398	126,189	106,847	58,804	347,936

Income from operations	23,666	7,723	12,471	8,968	200,130

Non-operating income	553	276	213	314	1,437
Interest expense	(43,989)	(24,510)	(19,989)	(4,864)	(101,524)

Total non-operating expense, net	(43,436)	(24,234)	(19,776)	(4,550)	(100,087)

Loss in joint venture	—	—	—	(1,209)	(1,209)
Provision for income taxes	(1,241)	(813)	(731)	(24,553)	(27,338)
Extraordinary gain on debt extinguishment	—	—	—	—	196,932
Minority interest	—	—	—	—	2,340

Net income (loss)	$(21,011)	$(17,324)	$(8,036)	$(21,344)	$270,768

*	Intercompany eliminations, revenues and expenses are not separately shown. Amounts for TER on a consolidated basis include amounts for TER that are not allocated to each property. As such, amounts for TER on a consolidated basis may not equal the sum of amounts for the Trump Casino Properties. Fresh start reorganization income and extraordinary gain on debt extinguishment are not allocated to operating subsidiaries in this presentation.

	Six Months Ended June 30, 2004
	Trump Taj Mahal	Trump Plaza	Trump Marina	Trump Indiana	TER Consolidated*
	(dollars in thousands)
Table Game Revenues (1)	$71,452	$40,105	$26,626	$9,599	$147,782
Table Game Drop (2)	$415,656	$272,732	$168,826	$64,818	$922,032
Table Win Percentage (3)	17.2%	14.7%	15.8%	14.8%	16.0%
Number of Table Games	127	91	75	41	334
Slot Revenues (4)	$160,068	$112,371	$100,351	$62,154	$434,944
Slot Handle (5)	$2,053,546	1,363,811	$1,279,606	$809,473	$5,506,436
Slot Win Percentage (6)	7.8%	8.2%	7.8%	7.7%	7.9%
Number of Slot Machines	4,392	2,845	2,504	1,693	11,434
Other Gaming Revenues	$11,165	$—	$252	$2,418	$13,835
Total Gaming Revenues	$242,685	$152,476	$127,229	$74,171	$596,561
Number of Guest Rooms	1,250	904	728	300	3,182
Occupancy Rate	92.7%	91.7%	82.9%	50.5%	86.2%
Average Daily Rate (Room Revenue)	$73.94	$76.78	$79.84	$57.00	$75.15

	Six Months Ended June 30, 2005
	Trump Taj Mahal		Trump Plaza		Trump Marina		Trump Indiana		TER Consolidated*
	(dollars in thousands)
Table Game Revenues (1)	$75,547		$39,509		$25,964		$9,742		$150,762
Increase (Decrease) over prior period	$4,095		$(596)		$(662)		$143		$2,980
Table Game Drop (2)	$442,832		$259,448		$156,848		$58,526		$917,654
Increase (Decrease) over prior period	$27,176		$(13,284)		$(11,978)		$(6,292)		$(4,378)
Table Win Percentage (3)	17.1%		15.2%		16.6%		16.6%		16.4%
Increase (Decrease) over prior period	(0.1	)pts	0.5	pts	0.8	pts	1.8	pts	0.4	pts
Number of Table Games	128		91		77		39		335
Increase (Decrease) over prior period	1		—		2		(2)		1
Slot Revenues (4)	$158,870		$108,324		$102,241		$55,797		$425,232
Increase (Decrease) over prior period	$(1,198)		$(4,047)		$1,890		$(6,357)		$(9,712)
Slot Handle (5)	$2,055,054		$1,401,834		$1,260,777		$711,304		$5,428,969
Increase (Decrease) over prior period	$1,508		$38,023		$(18,829)		$(98,169)		$(77,467)
Slot Win Percentage (6)	7.7%		7.7%		8.1%		7.8%		7.8%
Increase (Decrease) over prior period	(0.1	)pts	(0.5	)pts	0.3	pts	0.1	pts	(0.1	)pts
Number of Slot Machines	4,357		2,744		2,535		1,503		11,139
Increase (Decrease) over prior period	(35)		(101)		31		(190)		(295)
Other Gaming Revenues	$12,012		$—		$218		$3,326		$15,556
Increase (Decrease) over prior period	$847		$—		$(34)		$908		$1,721
Total Gaming Revenues	$246,429		$147,833		$128,423		$68,865		$591,550
Increase (Decrease) over prior period	$3,744		$(4,643)		$1,194		$(5,306)		$(5,011)
Number of Guest Rooms	1,250		904		728		300		3,182
Occupancy Rate	90.8%		90.0%		82.8%		47.6%		84.7%
Average Daily Rate (Room Revenue)	$74.70		$76.67		$77.44		$56.48		$74.94

(1)	“Table Game Revenues” is defined as the total amount wagered by table game patrons (the “Table Game Drop”), less the amounts paid back to such patrons by the casino for winning wagers.
(2)	“Table Game Drop” is defined as the total amount wagered by table game patrons.
(3)	“Table Win Percentage” is defined as the ratio, expressed as a percentage, of Table Game Revenues to Table Game Drop.
(4)	“Slot Revenues” is defined as the total amount wagered by slot patrons (the “Slot Handle”), less the amount paid back to slot patrons by the casino for winning pulls.
(5)	“Slot Handle” is defined as the total amount wagered by slot patrons.
(6)	“Slot Win Percentage” is defined as the ratio, expressed as a percentage, of Slot Revenues to Slot Handle.

Gaming revenues are the primary source of TER’s revenues. The decrease in gaming revenues in the first half of 2005, versus the same period in 2004, was primarily due to decreased gaming revenues at the Trump Plaza due to a more competitive marketplace and disruptions from its casino renovation program and the Trump Indiana property due to increased competition. Trump Indiana, Inc.’s decrease in gaming revenues was attributed to the combination of the Chicago area casinos re-instituting marketing programs in anticipation of the temporary gaming tax increase in Illinois being eliminated and its other Gary, Indiana competitor, Majestic Star, instituting an aggressive 2005 marketing program.

Table game revenues increased by approximately $2,980,000, or 2.0%, from the comparable six month period in 2004 due primarily to the increase in the table win percentage to 16.4% from 16.0% in the comparable period of 2004, which was partially offset by a table game drop decrease of approximately $4,378,000, or 0.5%. TER’s Atlantic City table game win percentages were 16.1% and 16.4% for the six months ended June 30, 2004 and 2005, respectively. The Atlantic City industry table game win percentages were 15.8% and 15.6% for the six months ended June 30, 2004 and 2005, respectively.

Slot revenues decreased by approximately $9,712,000, or 2.2%, from the comparable six month period in 2004. The decrease in slot revenues was primarily due to the decline in slot revenues at Trump Plaza due to a more competitive marketplace and anticipated disruptions from its casino renovation program and the Trump Indiana property due to a more competitive marketing environment as noted above.

Promotional allowances increased by approximately $8,817,000, or 5.8%, from the comparable six month period in 2004 primarily as a result of increases in coin and cash complimentary expenses at the Trump Taj Mahal.

TER recorded a reorganization gain, net of expenses, in the amount of approximately $158,777,000 for the six month period ended June 30, 2005. This amount includes professional fees and expenses incurred that were directly related to the bankruptcy process and the revaluation of assets and liabilities in accordance with the adoption of fresh start reporting. See Note 2 and Note 3 to our unaudited condensed consolidated financial statements.

Provisions for income taxes increased by approximately $5,049,000. Included in the provision for income taxes is approximately $19,100,000 of expense recorded during the quarter ended March 31, 2004 by Trump Indiana, Inc. as a result of a ruling by the Indiana state tax courts regarding the non-deductibility of the Indiana state wagering tax for the period from commencement of operations in June 1996 through the period ended March 31, 2004. An additional $2,500,000 of expense was recorded during the quarter ended March 31, 2005, based on the final settlement. Additionally, Trump Indiana recorded approximately $20,000,000 in federal and state income tax provisions during the quarter ended June 30, 2005 relating to the IRS audit for the tax years 1995 through 1997 and all subsequent years. (See Note 8 to our unaudited condensed consolidated financial statements for additional disclosures).

TER recorded an extraordinary gain on debt extinguishment in the amount of approximately $196,932,000 during the period ended June 30, 2005 representing the reorganization of debt and equity in accordance with the Plan, including the discharge of prepetition liabilities comprised principally of the TAC Notes and TCH Notes together with accrued interest thereon. See Note 2 and Note 3 to our unaudited condensed consolidated financial statements.

The six months ended June 30, 2004 included approximately $4,287,000 in discontinued operations from the management of the Trump 29 Casino, which the Company had managed pursuant to a management agreement with a native American tribe in Coachella, California through the end of 2004.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates and commodity rates. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We attempt to manage our interest rate risk by managing the mix of our long-term fixed rated and variable rate borrowings.

The carrying amount of the following financial instruments approximates fair value as follows: (a) cash and cash equivalents, receivables and payables are based on the short-term nature of these financial instruments, (b) CRDA bonds and deposits are based on the allowances to give effect to below market interest rates and (c) the Credit Facility, as this debt is at a market interest rate.

The estimated fair values of other financial instruments are as follows:

	June 30, 2005
Issuer/Debt	Carrying Amount	Fair Value
TER Holdings and TER Funding
$1.25 billion 8.50% Senior Secured Notes due 2015	$1,250,000,000	$1,220,312,500

See also “Liquidity and Capital Resources” and Note 5 to our unaudited condensed consolidated financial statements.

ITEM 4—CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Registrants’ principal executive officer and principal financial officer have concluded that the Registrants’ disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Registrants in reports that they file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in Internal Controls. There were no specific changes in the Registrants’ internal controls over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

Chapter 11 Cases

On November 21, 2004, the Debtors filed voluntary petitions for relief in the Bankruptcy Court under chapter 11 of the Bankruptcy Code. As debtors-in-possession, the Debtors were authorized under chapter 11 to continue to operate their businesses while under the jurisdiction of the Bankruptcy Court. The Bankruptcy Court entered an order confirming the Plan on April 5, 2005, as amended. The Debtors emerged from bankruptcy on May 20, 2005. Although the Company has emerged from bankruptcy, the Company is still in the process of resolving various claims and other litigation in connection with the Plan, which may continue for the foreseeable future. At this time, the Company cannot predict the outcome of such claims or litigation or their effect on the Company’s business.

On July 18, 2005 the Bankruptcy Court considered a motion brought by persons alleging that they held shares of Old Common Stock on the record date for Plan distributions (which shares they subsequently sold), but did not receive any distributions from the Company under the Plan, which they believe were wrongly made to others. The movants seek an order compelling the Company to make Plan distributions to them. The Bankruptcy Court has requested additional briefing and ordered no further distributions under the Plan in respect of Old Common Stock until further order of the Bankruptcy Court. No further hearing date on the motion has been set. At this time, the Company cannot predict the outcome of such litigation or its effect on the Company’s business.

DLJMB had objected to the Plan and asserted a claim for $25 million, plus expenses of at least $1 million, against the Company with respect to a proposed $400 million equity investment by DLJMB in connection with a potential recapitalization of the Company pursued by the Company in 2004. The Company is evaluating DLJMB’s claim and reserves all rights with respect thereto (including the right to dispute the amount of such claim with the Bankruptcy Court). During the chapter 11 cases, the Company and DLJMB stipulated that, subject to certain conditions, DLJMB would withdraw its objection to the Plan and DLJMB’s claim would be litigated following the Effective Date. At this time, the Company cannot predict the outcome of DLJMB’s claim or its effects on the Company’s business.

Pequot Tribe Litigation

On May 28, 2003, TER Development filed a complaint against, among others, the Pequot Tribe, in the Superior Court for New London, Connecticut. In that complaint, TER Development alleged fraud, breach of contract, conspiracy, violation of the Connecticut Unfair Trade Practices Act and intentional interference with contractual relations in connection with certain contractual arrangements between TER Development and the Pequot Tribe. Pursuant to such arrangements, TER Development agreed to support the efforts of the Pequot Tribe to obtain federal recognition, among other things, and TER Development and the Pequot Tribe agreed to exercise commercially reasonable efforts to pursue the operation of a tribal gaming facility to be managed by TER Development. In its complaint, TER Development seeks, among other things, compensatory and punitive damages, attorneys fees and a finding by the court that certain members of the Pequot Tribe Tribal Counsel are in default under the aforementioned contractual arrangements in the sum of approximately $10 million. The Pequot Tribe filed a motion to dismiss most aspects of the case, however, such motion was recently dismissed by the Superior Court. The Pequot Tribe has subsequently appealed this decision, and discovery has commenced with respect to the case.

Power Plant Litigation

On December 30, 2004, TER Development filed a complaint against the Power Plant Group in the Circuit Court of the 17th Judicial District for Broward County, Florida, in which TER Development alleged that Power Plant Entertainment, LLC improperly obtained certain agreements with the Seminole Tribe of Florida. TER Development asserts claims for fraud, breach of fiduciary duty, conspiracy, violation of the Florida Deceptive and Unfair Trade Practices Act and interference with prospective business relationship as a result of the Power Plant Group’s actions. The Power Plant Group has filed a counterclaim alleging that TER Development and TER Holdings have engaged in willful and malicious, tortious conduct, which has given rise to claims and counterclaims that the Power Plant Group now asserts for damages, according to the Power Plant Group’s estimates, will exceed $500 million. The Company has commenced discovery and is scheduling depositions in connection with this case. At this time, the Company cannot predict the outcome of such litigation or its effect on the Company’s business.

401(k) Plan Participant Litigation

On February 8, 2005, certain individuals filed a complaint in the United States District Court for the District of New Jersey, Camden Division, against certain persons and organizations that included members of the Trump Capital Accumulation Plan Administrative Committee. In their complaint, the plaintiffs alleged, among other things, that such persons and organizations, who were responsible for managing the Trump Capital Accumulation Plan, breached their fiduciary duties owed to the plan participants when Old Common Stock held in employee accounts was allegedly sold without participant authorization if the participant did not willingly sell such shares by a specified date in accordance with the plan. The plaintiffs brought this suit under the Employee Retirement Income Security Act of 1974, as amended, on behalf of themselves and certain other plan participants and beneficiaries and sought to have the court certify their claims as a class action. In their complaint, the plaintiffs also sought, among other things, damages for losses suffered by certain accounts of affected plan participants as a result of such allegedly improper sale of Old Common Stock and reasonable costs and attorneys’ fees. The case is in its initial phase with discovery anticipated to be commenced in September, 2005. At this time, the Company cannot predict the outcome of such litigation or its effect on the Company’s business.

Federal Income Tax Examination

Taj Associates, Plaza Associates and Marina Associates are currently involved in examinations with IRS concerning their federal partnership income tax returns for the tax years 2002 and 2003. While any adjustments resulting from this examination could affect their specific state income tax returns, Taj Associates, Plaza Associates and Marina Associates do not believe that adjustments, if any, will have a material adverse effect on their financial condition or results of operations.

Other Litigation

In addition to the foregoing, the Company and certain of its employees are involved from time to time in other legal proceedings incidental to the Company’s business. While any proceeding or litigation contains an element of uncertainty, management believes that the final outcomes of these other matters are not likely to have a material adverse effect on the Company’s results of operations or financial condition. In general, the Company has agreed to indemnify its employees and its directors, against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in such legal proceedings absent a showing of such persons’ gross negligence or malfeasance.

ITEM 2—UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

See the Company’s Current Report on Form 8-K, filed with the SEC on May 26, 2005.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5—OTHER INFORMATION

None.

ITEM 6—EXHIBITS

31.1	Certification by the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended

31.2	Certification by the Chief Executive Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended

31.3	Certification by the Chief Executive Officer of Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended

31.4	Certification by the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended

31.5	Certification by the Chief Financial Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended

31.6	Certification by the Chief Financial Officer of Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended

32.1	Certification of the Chief Executive Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUMP ENTERTAINMENT RESORTS, INC. (Registrant)

Date: August 15, 2005	By:	/s/ FRANCIS X. MCCARTHY, JR.
Francis X. McCarthy, Jr. Executive Vice President of Corporate Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

TRUMP ENTERTAINMENT HOLDINGS, L.P. (Registrant)

By: TRUMP ENTERTAINMENT RESORTS, INC., its general partner

Date: August 15, 2005	By:	/s/ FRANCIS X. MCCARTHY, JR.
Francis X. McCarthy, Jr. Executive Vice President of Corporate Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

TRUMP ENTERTAINMENT RESORTS FUNDING, INC. (Registrant)

Date: August 15, 2005	By:	/s/ FRANCIS X. MCCARTHY, JR.
Francis X. McCarthy, Jr. Executive Vice President of Corporate Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)