Form 10-Q
period 2005-09-30
TRUMP ENTERTAINMENT RESORTS, INC.; TRUMP ENTERTAINMENT RESORTS HOLDINGS LP; TRUMP ENTERTAINMENT RESORTS FUNDING INC
filed 2005-11-15
CIK 943320, 943322, 943323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

(Exact name of registrant as specified in its charter)

DELAWARE	33-90786	13-3818407
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

1000 Boardwalk at Virginia Avenue Atlantic City, New Jersey	08401
(Address of principal executive offices)	(Zip Code)

(609) 449-6515

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

TRUMP ENTERTAINMENT RESORTS FUNDING, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-90786-01	13-3818407
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

1000 Boardwalk at Virginia Avenue Atlantic City, New Jersey	08401
(Address of principal executive offices)	(Zip Code)

(609) 449-6515

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrants are accelerated filers (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☒ No ☐

As of November 11, 2005, there were 27,086,501 shares of common stock and 900 shares of class B common stock (having a voting equivalency of 9,377,484 shares of common stock) of Trump Entertainment Resorts, Inc. outstanding.

TRUMP ENTERTAINMENT RESORTS, INC.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

AND

TRUMP ENTERTAINMENT RESORTS FUNDING, INC.

INDEX TO FORM 10-Q

Page No.
PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets of Trump Entertainment Resorts, Inc. as of December 31, 2004 (Predecessor Company) and September 30, 2005 (Reorganized Company) (unaudited)	1

Condensed Consolidated Statements of Operations of Trump Entertainment Resorts, Inc. for the Three Months Ended September 30, 2004 (Predecessor Company) and September 30, 2005 (Reorganized Company) (unaudited)	2

Condensed Consolidated Statements of Operations of Trump Entertainment Resorts, Inc. for the Nine Months Ended September 30, 2004 (Predecessor Company), the Period January 1, 2005 to May 19, 2005 (Predecessor Company) and the Period May 20, 2005 to September 30, 2005 (Reorganized Company) (unaudited)	3

Condensed Consolidated Statement of Stockholders’ Equity of Trump Entertainment Resorts, Inc. for the Period May 20, 2005 to September 30, 2005 (Reorganized Company) (unaudited)	4

Condensed Consolidated Statements of Cash Flows of Trump Entertainment Resorts, Inc. for the Nine Months Ended September 30, 2004 (Predecessor Company), the Period January 1, 2005 to May 19, 2005 (Predecessor Company) and the Period May 20, 2005 to September 30, 2005 (Reorganized Company) (unaudited)	5

Condensed Consolidated Balance Sheets of Trump Entertainment Resorts Holdings, L.P. as of December 31, 2004 (Predecessor Company) and September 30, 2005 (Reorganized Company) (unaudited)	6

Condensed Consolidated Statements of Operations of Trump Entertainment Resorts Holdings, L.P. for the Three Months Ended September 30, 2004 (Predecessor Company) and September 30, 2005 (Reorganized Company) (unaudited)	7

Condensed Consolidated Statements of Operations of Trump Entertainment Resorts Holdings, L.P. for the Nine Months Ended September 30, 2004 (Predecessor Company), the Period January 1, 2005 to May 19, 2005 (Predecessor Company) and the Period May 20, 2005 to September 30, 2005 (Reorganized Company) (unaudited)	8

Condensed Consolidated Statement of Partners’ Capital of Trump Entertainment Resorts Holdings, L.P. for the Period May 20, 2005 to September 30, 2005 (Reorganized Company) (unaudited)	9

Condensed Consolidated Statements of Cash Flows of Trump Entertainment Resorts Holdings, L.P. for the Nine Months Ended September 30, 2004 (Predecessor Company), the Period January 1, 2005 to May 19, 2005 (Predecessor Company) and the Period May 20, 2005 to September 30, 2005 (Reorganized Company) (unaudited)	10

Notes to Condensed Consolidated Financial Statements (unaudited)	11

ITEM 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations	25

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	43

ITEM 4. Controls and Procedures	43

TRUMP ENTERTAINMENT RESORTS, INC.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

AND

TRUMP ENTERTAINMENT RESORTS FUNDING, INC.

PART I – FINANCIAL INFORMATION (unaudited)

Item 1.	Financial Statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2004 (PREDECESSOR COMPANY)

AND SEPTEMBER 30, 2005 (REORGANIZED COMPANY)

(dollars in thousands, except share data)

	Predecessor Company	Reorganized Company
	December 31, 2004	September 30, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$94,804	$120,612
Receivables, net	34,529	37,667
Inventories	11,480	11,779
Prepaid expenses and other current assets	11,337	15,924
Current assets of discontinued operations	18,640	18,149

Total Current Assets	170,790	204,131

PROPERTY AND EQUIPMENT, NET	1,648,572	1,456,400
OTHER ASSETS:
World’s Fair Land	17,921	—
Intangible assets, net	—	256,619
Goodwill	—	210,869
Deferred bond and loan issuance costs, net	8,895	21,455
Other assets	47,679	57,325
Long-term assets of discontinued operations	89,898	98,145

Total other assets	164,393	644,413

TOTAL ASSETS	$1,983,755	$2,304,944

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current maturities of long-term debt	66,732	35,318
Accounts payable and accrued expenses	54,408	28,930
Income taxes payable	13,580	17,111
Due to affiliates, net	17,879	109
Accrued interest payable	—	39,187
Accrued interest payable, subject to compromise	103,912	—
Other current liabilities	37,294	79,723
Current liabilities of discontinued operations	24,298	38,472

Total current liabilities	318,103	238,850

NON-CURRENT LIABILITIES:
Long-term debt, net of current maturities	31,761	1,441,508
Long-term debt, subject to compromise	1,779,555	—
Long-term debt, related parties, subject to compromise	16,367	—
Other long-term liabilities	23,622	19,868
Long-term liabilities of discontinued operations	60	20,147

Total non-current liabilities	1,851,365	1,481,523

TOTAL LIABILITIES	2,169,468	1,720,373

Minority Interest	—	137,373
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common Stock, $0.01 par value, 75,000,000 shares authorized, 29,904,764 issued and outstanding at December 31, 2004; $0.01 par value, 75,000,000 shares authorized, 27,082,825 issued and outstanding at September 30, 2005	321	27
Class B Common Stock, $0.01 par value, 1,000 shares authorized, issued and outstanding at December 31, 2004; $0.01 par value, 1,000 shares authorized, 900 issued and outstanding at September 30, 2005	—	—
Additional Paid in Capital	470,566	451,553
Accumulated Deficit	(636,400)	(4,382)
Less treasury stock at cost, 2,196,729 shares at December 31, 2004	(20,200)	—

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(185,713)	447,198

TOTAL LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,983,755	$2,304,944

See accompanying notes.

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 (PREDECESSOR COMPANY)

AND SEPTEMBER 30, 2005 (REORGANIZED COMPANY)

(unaudited)

(dollars in thousands, except share data)

	Predecessor Company	Reorganized Company
	Three Months Ended September 30, 2004	Three Months Ended September 30, 2005
REVENUES:
Gaming	$290,447	$290,104
Rooms	21,371	21,278
Food and beverage	36,691	34,992
Other	14,023	13,802

Gross revenues	362,532	360,176
Less—Promotional allowances	88,908	82,909

Net Revenues	273,624	277,267

COSTS AND EXPENSES:
Gaming	134,542	129,747
Rooms	6,849	7,141
Food and beverage	11,680	11,913
General and administrative	64,003	73,307
General and administrative-related party	188	508
Depreciation and amortization	25,226	16,244
Reorganization expense and related costs (See Note 2)	—	5,741
Debt renegotiation costs	2,857	—

	245,345	244,601

Income from operations	28,279	32,666
NON-OPERATING INCOME AND (EXPENSE):
Interest income	191	696
Interest expense	(56,760)	(32,735)
Interest expense - related party	(747)	—
Other non-operating income, net	(686)	—

Non-operating expense, net	(58,002)	(32,039)

Income (loss) before for income taxes, discontinued operations, extraordinary item and minority interest	(29,723)	627
Provision for income taxes	(2,068)	(2,335)

Loss from continuing operations	(31,791)	(1,708)
Income from discontinued operations of Trump Indiana, net of income taxes	5,036	5,935
Income from discontinued operations of Trump 29	1,610	—
Minority interest	—	(993)

NET INCOME (LOSS)	$(25,145)	$3,234

BASIC PER SHARE DATA:
Continuing operations	$(1.06)	$(0.06)
Discontinued operations	0.22	0.22
Minority interest	—	(0.04)

Net income (loss)	$(0.84)	$0.12

Weighted average number of shares outstanding	29,904,764	27,064,819

DILUTED PER SHARE DATA:
Continuing operations	$(1.06)	$(0.06)
Discontinued operations	0.22	0.22
Minority interest	—	(0.04)

Net Income (Loss)	$(0.84)	$0.12

Weighted average number of shares outstanding	29,904,764	27,064,819

See accompanying notes.

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (PREDECESSOR COMPANY),

THE PERIOD JANUARY 1, 2005 TO MAY 19, 2005 (PREDECESSOR COMPANY),

AND MAY 20, 2005 TO SEPTEMBER 30, 2005 (REORGANIZED COMPANY)

(unaudited)

(dollars in thousands, except share data)

	Predecessor Company		Reorganized Company
	Nine Months Ended September 30, 2004	January 1, 2005 to May 19, 2005	May 20, 2005 to September 30, 2005
REVENUES:
Gaming	$812,838	$398,409	$414,380
Rooms	57,305	26,360	30,006
Food and beverage	97,007	44,198	50,232
Other	32,960	12,809	18,870

Gross revenues	1,000,110	481,776	513,488
Less—Promotional allowances	233,897	117,337	120,366

Net Revenues	766,213	364,439	393,122

COSTS AND EXPENSES:
Gaming	377,005	186,545	188,623
Rooms	20,261	9,805	10,319
Food and beverage	31,819	13,767	17,116
General and administrative	181,870	92,957	102,195
General and administrative-related party	2,357	775	8,893
Depreciation and amortization	71,801	35,753	22,259
Reorganization (income) expense and related costs (See Note 2)	—	(25,967)	7,671
Debt renegotiation costs	2,857	—	—

	687,970	313,635	357,076

Income from operations	78,243	50,804	36,046
NON-OPERATING INCOME AND (EXPENSE):
Interest income	590	836	918
Interest expense	(168,674)	(85,678)	(47,357)
Interest expense - related party	(2,177)	(1,184)	—
Other non-operating income, net	1,480	—	65

Non-operating expense, net	(168,781)	(86,026)	(46,374)

Loss before income taxes, discontinued operations, extraordinary item and minority interest	(90,538)	(35,222)	(10,328)
Provision for income taxes	(4,314)	(2,074)	(3,046)

Loss from continuing operations	(94,852)	(37,296)	(13,374)
Income (loss) from discontinued operations of Trump Indiana, net of income taxes	(2,544)	118,748	7,645
Income from discontinued operations of Trump 29	5,897	—	—
Extraordinary gain on extinguishment of debt	—	196,932	—
Minority interest	—	—	1,347

NET INCOME (LOSS)	$(91,499)	$278,384	$(4,382)

BASIC PER SHARE DATA:
Continuing operations	$(3.17)	(1.25)	(0.49)
Discontinued operations	0.11	3.97	0.28
Extraordinary gain on extinguishment of debt	—	6.59	—
Minority interest	—	—	0.05

Net Income (Loss)	$(3.06)	$9.31	$(0.16)

Weighted average number of shares outstanding	29,904,764	29,904,764	27,052,393

DILUTED PER SHARE DATA:
Continuing operations	$(3.17)	$(0.85)	$(0.49)
Discontinued operations	0.11	2.71	0.28
Extraordinary gain on extinguishment of debt	—	4.50	—
Minority interest	—	—	0.05

Net Income (Loss)	$(3.06)	$6.36	$(0.16)

Weighted average number of shares outstanding	29,904,764	43,823,487	27,052,393

See accompanying notes.

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD MAY 20, 2005 TO SEPTEMBER 30, 2005 (REORGANIZED COMPANY)

(unaudited)

(dollars in thousands)

	Common Stock	Add’l Paid In Capital	Accum. Deficit	Total Stockholders’ Equity
Capitalization of Company on May 20, 2005	$27	$443,553	$—	$443,580
Compensatory stock warrants		8,000		8,000
Net Loss			(4,382)	(4,382)

Balance, September 30, 2005	$27	$451,553	$(4,382)	$447,198

At September 30, 2005, there were 27,082,825 shares of Common Stock outstanding and 900 shares of Class B Common Stock (having the voting equivalency of 9,377,484 shares of Common Stock) outstanding.

See accompanying notes.

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (PREDECESSOR COMPANY),

THE PERIOD JANUARY 1, 2005 TO MAY 19, 2005 (PREDECESSOR COMPANY),

AND MAY 20, 2005 TO SEPTEMBER 30, 2005 (REORGANIZED COMPANY)

(unaudited)

(dollars in thousands, except share data)

	Predecessor Company		Reorganized Company
	Nine Months Ended September 30, 2004	January 1, 2005 to May 19, 2005	May 20, 2005 to September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) less minority interest before extraordinary gain	$(91,499)	$81,452	$(4,382)
Adjustments to reconcile income (loss) from before extraordinary gain to net cash flows provided by (used in) operating activities:
Minority interest in net income	—	—	(1,347)
Non-cash reorganization income, net	—	(210,117)	—
Issuance of debt in satisfaction of accrued interest	2,005	797	—
Depreciation and amortization	77,603	38,486	24,931
Compensatory stock warrants	—	—	8,000
Accretion of discounts on mortgage notes	1,974	—	—
Amortization of deferred loan costs	4,861	665	974
Provisions for losses on receivables	4,338	1,445	837
Equity in loss of Buffington Harbor	1,430	931	889
Valuation allowance-CRDA investments	3,507	1,757	1,785
Loss on sale of assets	717	—	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(1,626)	1,524	485
(Increase) decrease in inventories	130	(485)	161
Increase in other current assets	(4,882)	(2,808)	(4,345)
Increase in other assets	(9,502)	(1,018)	(2,021)
Increase (decrease) in due to affiliates, net	971	(538)	(663)
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	31,198	59,575	(41,521)
Increase (decrease) in accrued interest payable	53,784	67,754	(45,342)
Increase (decrease) in other long-term liabilities	—	3,835	15,986

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	75,009	43,255	(45,573)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(13,280)	(39,033)	(37,784)
Purchase of CRDA investments, net	(9,896)	(6,115)	(3,785)
Other	(71)	—	1,426

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(23,247)	(45,148)	(40,143)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock in connection with the Plan	—	—	55,000
Proceeds from additional borrowings	—	23,375	178,700
Cash distributions to noteholders and stockholders	—	—	(41,120)
Loan costs	—	(2,926)	(10,538)
Payment of long-term debt	(23,387)	(18,240)	(66,112)

NET CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	(23,387)	2,209	115,930

NET INCREASE IN CASH AND CASH EQUIVALENTS	28,375	316	30,214
CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	(9,912)	(9,217)	(14,216)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	95,672	104,298	104,614

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$114,135	$95,397	$120,612

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$108,626	$16,129	$77,269

Cash paid for income taxes	$789	$6,014	$19,225

Equipment purchased under capital leases	$31,825	$122	$10,270

See accompanying notes.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2004 (PREDECESSOR COMPANY)

AND SEPTEMBER 30, 2005 (REORGANIZED COMPANY)

(dollars in thousands)

	Predecessor Company	Reorganized Company
	December 31, 2004	September 30, 2005
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$94,800	$120,608
Receivables, net	34,529	37,667
Inventories	11,480	11,779
Prepaid expenses and other current assets	11,337	15,924
Current assets of discontinued operations	18,640	18,149

Total Current Assets	170,786	204,127

PROPERTY AND EQUIPMENT, NET	1,648,572	1,456,400
OTHER ASSETS:
World’s Fair Land	17,921	—
Intangible assets, net	—	256,619
Goodwill	—	210,869
Deferred bond and loan issuance costs, net	8,895	21,455
Other assets	47,679	57,325
Long-term assets of discontinued operations	89,898	98,145

Total other assets	164,393	644,413

TOTAL ASSETS	$1,983,751	$2,304,940

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
CURRENT LIABILITIES:
Current maturities of long-term debt	$66,732	$35,318
Accounts payable and accrued expenses	54,408	28,930
Income taxes payable	13,580	17,111
Due to affiliates, net	17,879	109
Accrued interest payable	—	39,187
Accrued interest payable, subject to compromise	103,912	—
Other current liabilities	36,951	79,723
Current liabilities of discontinued operations	24,298	38,472

Total current liabilities	317,760	238,850

NON-CURRENT LIABILITIES:
Long-term debt, net of current maturities	31,761	1,441,508
Long-term debt, subject to compromise	1,779,555	—
Long-term debt, related parties, subject to compromise	16,367	—
Other long-term liabilities	23,622	19,864
Long-term liabilities of discontinued operations	60	20,147

Total non-current liabilities	1,851,365	1,481,519

TOTAL LIABILITIES	2,169,125	1,720,369

COMMITMENTS AND CONTINGENCIES
PARTNERS’ CAPITAL (DEFICIT):
Partners’ Capital	647,303	590,300
Accumulated Deficit	(832,677)	(5,729)

TOTAL PARTNERS’ CAPITAL (DEFICIT)	(185,374)	584,571

TOTAL LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)	$1,983,751	$2,304,940

See accompanying notes.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 (PREDECESSOR COMPANY)

AND SEPTEMBER 30, 2005 (REORGANIZED COMPANY)

(unaudited)

(dollars in thousands)

	Predecessor Company	Reorganized Company
	Three Months Ended September 30, 2004	Three Months Ended September 30, 2005
REVENUES:
Gaming	$290,447	$290,104
Rooms	21,371	21,278
Food and beverage	36,691	34,992
Other	14,023	13,802

Gross revenues	362,532	360,176
Less—Promotional allowances	88,908	82,909

Net Revenues	273,624	277,267

COSTS AND EXPENSES:
Gaming	134,542	129,747
Rooms	6,849	7,141
Food and beverage	11,680	11,913
General and administrative	64,003	73,307
General and administrative-related party	188	508
Depreciation and amortization	25,226	16,244
Reorganization expense and related costs (See Note 2)	—	5,741
Debt renegotiation costs	2,857	—

	245,345	244,601

Income from operations	28,279	32,666

NON-OPERATING INCOME AND (EXPENSE):
Interest income	191	696
Interest expense	(56,760)	(32,735)
Interest expense - related party	(747)	—
Other non-operating income, net	(686)	—

Non-operating expense, net	(58,002)	(32,039)

Income (loss) before income taxes, discontinued operations, extraordinary item	(29,723)	627
Provision for income taxes	(2,068)	(2,335)

Loss from continuing operations	(31,791)	(1,708)
Income from discontinued operations of Trump Indiana, net of income taxes	5,036	5,935
Income from discontinued operations of Trump 29	1,610	—

NET INCOME (LOSS)	$(25,145)	$4,227

See accompanying notes.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (PREDECESSOR COMPANY),

THE PERIOD JANUARY 1, 2005 TO MAY 19, 2005 (PREDECESSOR COMPANY),

AND MAY 20, 2005 TO SEPTEMBER 30, 2005 (REORGANIZED COMPANY)

(unaudited)

(dollars in thousands)

	Predecessor Company		Reorganized Company
	Nine Months Ended September 30, 2004	January 1, 2005 to May 19, 2005	May 20, 2005 to September 30, 2005
REVENUES:
Gaming	$812,838	$398,409	$414,380
Rooms	57,305	26,360	30,006
Food and beverage	97,007	44,198	50,232
Other	32,960	12,809	18,870

Gross revenues	1,000,110	481,776	513,488
Less—Promotional allowances	233,897	117,337	120,366

Net Revenues	766,213	364,439	393,122

COSTS AND EXPENSES:
Gaming	377,005	186,545	188,623
Rooms	20,261	9,805	10,319
Food and beverage	31,819	13,767	17,116
General and administrative	181,870	92,957	102,195
General and administrative-related party	2,357	775	8,893
Depreciation and amortization	71,801	35,753	22,259
Reorganization (income) expense and related costs (See Note 2)	—	(25,967)	7,671
Debt renegotiation costs	2,857	—	—

	687,970	313,365	357,076

Income from operations	78,243	50,804	36,046

NON-OPERATING INCOME AND (EXPENSE):
Interest income	590	836	918
Interest expense	(168,674)	(85,678)	(47,357)
Interest expense - related party	(2,177)	(1,184)	—
Other non-operating income, net	1,480	—	65

Non-operating expense, net	(168,781)	(86,026)	(46,374)

Loss before income taxes, discontinued operations, extraordinary item	(90,538)	(35,222)	(10,328)
Provision for income taxes	(4,314)	(2,074)	(3,046)

Loss from continuing operations	(94,852)	(37,296)	(13,374)
Income (loss) from discontinued operations of Trump Indiana, net of taxes	(2,544)	118,748	7,645
Income from discontinued operations of Trump 29	5,897	—	—
Extraordinary gain on extinguishment of debt	—	196,932	—

NET INCOME (LOSS)	$(91,499)	$278,384	$(5,729)

See accompanying notes.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

FOR THE PERIOD MAY 20, 2005 TO SEPTEMBER 30, 2005 (REORGANIZED COMPANY)

(unaudited)

(dollars in thousands)

	Partners’ Capital	Accum. Deficit	Total Capital
Capitalization of Company on May 20, 2005	$582,300	$—	$582,300
Compensatory stock warrants	8,000	—	8,000
Net Loss		(5,729)	(5,729)

Balance, September 30, 2005	$590,300	$(5,729)	$584,571

See accompanying notes.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (PREDECESSOR COMPANY),

THE PERIOD JANUARY 1, 2005 TO MAY 19, 2005 (PREDECESSOR COMPANY),

AND MAY 20, 2005 TO SEPTEMBER 30, 2005 (REORGANIZED COMPANY)

(unaudited)

(dollars in thousands, except share data)

	Predecessor Company		Reorganized Company
	Nine Months Ended September 30, 2004	January 1, 2005 to May 19, 2005	May 20, 2005 to September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) before extraordinary gain	$(91,499)	$81,452	$(5,729)
Adjustments to reconcile income (loss) before extraordinary gain to net cash flows provided by (used in) operating activities:
Non-cash reorganization income, net	—	(210,117)	—
Issuance of debt in satisfaction of accrued interest	2,005	797	—
Depreciation and amortization	77,603	38,486	24,931
Compensatory stock warrants	—	—	8,000
Accretion of discounts on mortgage notes	1,974	—	—
Amortization of deferred loan costs	4,861	665	974
Provisions for losses on receivables	4,338	1,445	837
Equity in loss of Buffington Harbor	1,430	931	889
Valuation allowance-CRDA investments	3,507	1,757	1,785
Loss on sale of assets	717	—	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(1,626)	1,524	485
(Increase) decrease in inventories	130	(485)	161
Increase in other current assets	(4,882)	(2,808)	(4,345)
Increase in other assets	(9,502)	(1,018)	(2,021)
Increase (decrease) in due to affiliates, net	971	(538)	(663)
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	31,198	59,575	(41,521)
Increase (decrease) in accrued interest payable	53,784	67,754	(45,342)
Increase (decrease) in other long-term liabilities	—	3,835	15,986

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	75,009	43,255	(45,573)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(13,280)	(39,033)	(37,784)
Purchase of CRDA investments, net	(9,896)	(6,115)	(3,785)
Other	(71)	—	1,426

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(23,247)	(45,148)	(40,143)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed Capital	—	—	55,000
Proceeds from additional borrowings	—	23,375	178,700
Cash distributions to noteholders and stockholders	—	—	(41,120)
Loan costs	—	(2,926)	(10,538)
Payment of long-term debt	(23,387)	(18,240)	(66,112)

NET CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	(23,387)	2,209	115,930

NET INCREASE IN CASH AND CASH EQUIVALENTS	28,375	316	30,214
CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	(9,912)	(9,217)	(14,216)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	95,668	104,294	104,610

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$114,131	$95,393	$120,608

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$108,626	$16,129	$77,269

Cash paid for income taxes	$789	$6,014	$19,225

Equipment purchased under capital leases	$31,825	$122	$10,270

See accompanying notes.

(1)	Organization and Operations

The accompanying unaudited condensed consolidated financial statements include those of Trump Entertainment Resorts, Inc. (formerly known as Trump Hotels & Casino Resorts, Inc.), a Delaware corporation (“TER” or the “Company”), Trump Entertainment Resorts Holdings, L.P. (formerly known as Trump Hotels & Casino Resorts Holdings, L.P.), a Delaware limited partnership (“TER Holdings”), and their respective subsidiaries. TER currently beneficially owns an approximately 76.5% profits interest in TER Holdings, as both a general and limited partner, and Donald J. Trump (“Mr. Trump”) owns directly and indirectly an approximately 23.5% profits interest in TER Holdings, as a limited partner. Mr. Trump’s limited partnership interests are exchangeable at Mr. Trump’s option into 9,377,484 shares of TER’s common stock, par value $0.001 per share (the “TER Common Stock”) (subject to certain adjustments), which, if exchanged, would give Mr. Trump ownership of an aggregate of approximately 25.7% of the TER Common Stock (including shares currently held directly by Mr. Trump) or approximately 30.8% assuming currently exercisable warrants held by Mr. Trump were exercised. Mr. Trump also holds 900 shares of TER’s Class B common stock, par value $0.001 per share (the “Class B Common Stock”). The Class B Common Stock has the voting equivalency of the 9,377,484 shares of TER Common Stock for which his limited partnership interests in TER Holdings may be exchanged, and generally votes on all matters with the TER Common Stock as a single class. The Class B Common Stock is redeemable at par to the extent that Mr. Trump exchanges his limited partnership interests in TER Holdings for TER Common Stock and is not entitled to receive any dividends. Accordingly, the accompanying condensed consolidated financial statements include those of (i) TER and its 76.5% owned subsidiary, TER Holdings, and (ii) TER Holdings and its wholly-owned subsidiaries, which are as follows:

•	Trump Taj Mahal Associates, LLC (“Taj Associates”), which owns and operates the Trump Taj Mahal Casino Resort (the “Trump Taj Mahal”), located on the northern part of Atlantic City’s Boardwalk;

•	Trump Plaza Associates, LLC (“Plaza Associates”), which owns and operates the Trump Plaza Hotel and Casino (“Trump Plaza”), located at the center of the Boardwalk in Atlantic City, New Jersey;

•	Trump Marina Associates, LLC (“Marina Associates”), which owns and operates the Trump Marina Hotel Casino (“Trump Marina”), located in Atlantic City’s marina district;

•	Trump Indiana, Inc., (“Trump Indiana”) which owns and operates a riverboat gaming facility at Buffington Harbor, on Lake Michigan in Gary, Indiana; and

•	Trump Entertainment Resorts Development Company, LLC (“TER Development”); Trump Indiana Realty, LLC; Trump Entertainment Resorts Funding, Inc. (“TER Funding”); TER Development Co., LLC; TER Keystone Development Co., LLC (“TER Keystone”), and TER Management Co., LLC each of which is a wholly-owned subsidiary of TER Holdings and has minimal assets and operations.

TER has minimal operations, except for its ownership, directly and indirectly, of (1) TCI 2 Holdings, LLC, a wholly-owned subsidiary of TER that has minimal assets and operations, and (2) TER Holdings and its subsidiaries. TER, through TER Holdings and its subsidiaries, is the only company through which Mr. Trump engages in casino and gaming activities. The Company views each casino property as an operating segment and all such operating segments have been aggregated into one reporting segment. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements. The casino industry in Atlantic City is seasonal in nature, with the peak season being the spring and summer months. Accordingly, results of operations for the three and nine months ended September 30, 2004 and 2005 are not necessarily indicative of the operating results for a full year.

In the third quarter of 2005, TER Holdings executed a letter of intent with the Majestic Star Casinos, LLC (“Majestic Star”) with respect to the proposed sale of all of the issued and outstanding common stock of Trump Indiana. On November 3, 2005, TER Holdings entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Majestic Star regarding the proposed sale. The Stock Purchase Agreement provides for a purchase price of $253 million, exclusive of debt and other long term obligations and subject to adjustments and customary representations and warranties, as specified in the Stock Purchase Agreement. After accounting for certain taxes, fees and other closing costs and expenses, the sale is anticipated to result in approximately $227 million in net proceeds to the Company. The consummation of the transaction is conditioned on, among other things, obtaining customary regulatory approvals and the consent of the Company’s lenders under its $500 million credit facility, as well as approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Company expects that the transaction will be consummated by the end of the 2005 calendar year, although no assurances can be given that the transaction will be consummated by such time or at all. Consequently, the operating results of Trump Indiana for the three months ended September 30, 2005 and September 30, 2004, as well as the period from January 1, 2005 to May 19, 2005 and from May 20, 2005 to September 30, 2005 are shown as discontinued operations. The assets and liabilities of Trump Indiana are reflected separately on the December 31, 2004 and September 30, 2005 balance sheets. Separate financial information of Trump Indiana is included in Note 10.

(2)	Reorganization and Emergence from Chapter 11

Chapter 11 Reorganization

On November 21, 2004, Trump Hotels & Casino Resorts, Inc. (the “Predecessor Company”) and its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”), as part of a pre-arranged plan of reorganization. While in bankruptcy, the Debtors continued to manage their properties and operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court.

On April 5, 2005, the Bankruptcy Court entered an order confirming the Second Amended and Restated Joint Plan of Reorganization, dated as of March 30, 2005, of the Debtors, as amended (the “Plan”). The Plan became effective on May 20, 2005 (the “Effective Date”), at which time all material conditions to the Plan were satisfied and the Debtors emerged from chapter 11.

For a summary of certain actions that occurred as of the Effective Date and the distributions that were made to holders of the Company’s securities under the Plan, see the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on May 26, 2005.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC and in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted. The accompanying condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Predecessor Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 31, 2005, our Quarterly Reports on Form 10-Q for the periods ended March 31, 2005 and June 30, 2005 filed with the SEC on May 16, 2005 and August 15, 2005, respectively, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report, available on the SEC’s website at www.sec.gov or the Company’s website at www.trumpcasinos.com.

As described above, from the filing of the chapter 11 petition to the Effective Date, the Company and its subsidiaries operated as debtors-in-possession under the jurisdiction of the Bankruptcy Court. Accordingly, the Company’s consolidated financial statements for periods of filing the chapter 11 petition through its emergence from chapter 11 were prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). SOP 90-7 required the Company to report pre-petition liabilities that were subject to compromise separately on its balance sheet at an estimate of the amount that would ultimately be allowed by the Bankruptcy Court. SOP 90-7 also required separate reporting of certain expenses relating to the Debtors’ chapter 11 filings as reorganization items.

Upon its emergence from chapter 11, the Company adopted fresh-start reporting in accordance with SOP 90-7. Under fresh-start reporting, a new entity was deemed to have been created for financial reporting purposes and the recorded amounts of assets and liabilities were adjusted to reflect their preliminary estimated fair values. The term “Predecessor

Company” refers to the Company and its subsidiaries for periods prior to and including May 19, 2005, and the term “Reorganized Company” refers to the Company and its subsidiaries for periods on and subsequent to May 20, 2005. As a result of the adoption of fresh-start reporting, the Reorganized Company’s post-emergence financial statements are generally not comparable with the financial statements of the Predecessor Company prior to its emergence from bankruptcy, including the historical financial statements included in this quarterly report. See “Fresh Start Reporting” below.

Financial Reporting Under the Bankruptcy Code

From November 21, 2004 to May 19, 2005, the Company accounted for its operations under SOP 90-7. In accordance with SOP 90-7, certain expenses incurred and benefits realized by the Company during this period were recorded as reorganization expenses in the accompanying condensed consolidated statements of operations. In order to record its debt instruments at the amount of the claims expected to be allowed by the Bankruptcy Court in accordance with SOP 90-7, as of the chapter 11 petition date, the Company wrote off as reorganization expenses its capitalized deferred financing fees associated with the 11.25% First Mortgage Notes due 2006 of Trump Atlantic City Associates and certain of its affiliates (the “TAC Notes”), the 11.625% First Priority Mortgage Notes due 2010 (the “TCH First Priority Notes”) and the 17.625% Second Priority Mortgage Notes due 2010 of Trump Casino Holdings, LLC and Trump Casino Funding, Inc. (the “TCH Second Priority Notes,” together with the TCH First Priority Notes, the “TCH Notes”). Reorganization expenses also include professional fees and other expenses directly associated with the bankruptcy process as well as the revaluation of assets and liabilities pursuant to SOP 90-7. Professional fees and expenses for the Reorganized Company relate to professional fees incurred by the Company’s legal counsel for services incurred directly related to the bankruptcy, including fees incurred subsequent to the Effective Date.

The following table summarizes reorganization expense (income) and related costs, net of expenses for the nine months ended September 30, 2005:

	Predecessor Company	Reorganized Company
	(In thousands)
Professional fees and expenses	$49,400	$7,671
Revaluation of assets and liabilities pursuant to SOP 90-7	(75,367)	—

	$(25,967)	$7,671

In addition, reorganization expense and related costs of the Reorganized Company include $4,875,000 of professional fees related to the bankruptcy process recorded subsequent to the emergence from bankruptcy and $2,796,000 of severance costs that were related to management changes following the Plan.

(3)	Fresh Start Reporting

The Company adopted fresh-start reporting upon its emergence from chapter 11 on the Effective Date in accordance with SOP 90-7. The Company is required to apply the fresh-start provisions of SOP 90-7 to its financial statements because it has concluded that (i) the reorganization value of the assets of the emerging entity immediately before the date of confirmation was less than the total of all post-petition liabilities and allowed claims and (ii) the holders of existing voting shares of the Company immediately before confirmation (i.e., the holders of shares of the common stock of the Predecessor Company (the “Old Common Stock”) that were issued and outstanding prior to the commencement of the chapter 11 proceedings) received less than 50 percent of the voting shares of the emerging entity. SOP 90-7 sets forth the principles regarding the date at which a company that has emerged from a chapter 11 proceeding should apply fresh start reporting to account for the effects of the plan of reorganization. Under SOP 90-7, application of fresh start reporting is required on the date on which the plan of reorganization is confirmed by a bankruptcy court, but SOP 90-7 further provides that fresh start reporting should not be applied until all material conditions to the Plan are satisfied. All material conditions to the Plan were satisfied as of May 20, 2005.

Fresh start reporting requires that the Company adjust the historical cost of its assets and liabilities to their fair value as determined by the reorganization value of the Company as set forth in the Plan. Furthermore, the reorganization value in the amount of $582.3 million, as stated in the disclosure statement relating to the Plan, must be allocated among the reorganized entity’s net assets in conformity with procedures specified by Statement of Financial Accounting Standards

(“SFAS”) No. 141, “Business Combinations” (“SFAS 141”). The Company has engaged an independent appraiser to assist the Company in the allocation of reorganization value (as set forth in the Plan) to the Company’s assets and liabilities. The Company used the independent appraiser’s preliminary analysis and other information to make the allocations as of the Effective Date. The Company’s intangibles include trademarks (including a perpetual, exclusive royalty-free license of the “Trump” name and certain derivatives thereof, subject to certain terms and conditions), customer relationships, and goodwill.

Accordingly, the Company recorded the following as intangible assets at May 20, 2005 (which is based on an updated preliminary analysis received during the third quarter):

Trademarks	$234,000,000
Customer Relationships	23,000,000
Goodwill	230,869,000
Leasehold Interests	517,000

Total	$488,386,000

Customer relationships are being amortized on a straight-line basis over a period of seven years. Therefore, $898,000 has been amortized for the period May 20, 2005 through September 30, 2005 and is included in depreciation and amortization in the accompanying statement of operations. The trademarks have an indefinite life; accordingly, trademarks are not subject to periodic amortization but are reviewed annually for impairment. Goodwill is reviewed annually for impairment.

The preliminary net reorganization gain for the period ended May 19, 2005 includes $75.4 million related to fresh-start adjustments to assets and liabilities pursuant to SOP 90-7. The gain from reorganization of debt of $196.9 million relates to the settlement of long-term debt and accrued interest at an amount less than the historical recorded value. As this gain resulted from the bankruptcy recapitalization and as such was unusual and infrequent in the nature, it has been reflected as an extraordinary gain pursuant to Accounting Principles Board Number 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and Financial Standards Board Statement Number 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”

A rollforward of goodwill for the period from May 19, 2005 to September 30, 2005 is as follows:

Balance at May 19, 2005	$230,869,000
Adjustment to reduce pre-acquisition contingencies	(20,000,000)

Balance at September 30, 2005	$210,869,000

The Company has not yet finalized the allocation of its intangible assets to its reporting units including Trump Indiana, Inc.

(4)	Summary of Significant Accounting Policies

Basic and Diluted Per Share Data

Basic earnings per share is based on the weighted average number of shares of a company’s common stock outstanding. Diluted earnings per share includes the impact of common stock equivalents unless such securities are anti-dilutive. The shares of Class B Common Stock owned by Mr. Trump do not have a material economic interest and therefore are not considered in the calculation of weighted average shares outstanding. The 13,918,723 shares of the Old Common Stock issuable upon the conversion of Mr. Trump’s limited partnership interests in Trump Hotels & Casino Resorts Holdings, L.P. prior to the Effective Date are included in the calculation of diluted earnings per share for the period January 1, 2005 to May 19, 2005 (as the effect would be dilutive) and excluded from the calculation of earnings per share for the period January 1, 2004 to September 30, 2004 and the three months ended September 30, 2004 (as the effect would be anti-dilutive). For the three-month period ended September 30, 2005 and for the period from May 20, 2005 to September 30, 2005, diluted earnings per share is the same as basic earnings per share as the effect of all common stock equivalents is anti-dilutive on income from continuing operations.

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

Accounting Impact of Chapter 11 Filing

In accordance with SOP 90-7, we adopted fresh start reporting as of the Effective Date. For a discussion of fresh start reporting, see Note 3 to our unaudited condensed consolidated financial statements. Due to the adoption of fresh start reporting, the Predecessor and Reorganized Company financial statements are prepared on a different basis.

Deferred Financing Costs

Financing costs, including underwriters’ discounts and direct transactional fees (including accounting, legal and printing costs and fees) associated with the issuance of debt have been capitalized as deferred bond and loan issuance costs in the accompanying consolidated balance sheets and are being amortized to interest expense over the terms of the related debt.

Stock-based Compensation Plans

Pursuant to AIPCA SOP 90-7, on the date of the application of fresh start reporting, the Company is required to adopt any accounting pronouncement that will become effective within the next twelve months; accordingly, the Company adopted the provisions of FASB Statement 123 (revised 2004), “Share Based Payment” (“FAS 123R”). FAS 123R requires the fair value of equity awards for new awards and previously granted awards that are not yet fully vested on the adoption date to be recognized in the financial statements. The Predecessor Company followed the provisions of APB 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock based compensation awards. Under APB 25, no compensation expense is reflected in net income as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Pro forma results of operations for the periods prior to the Effective Date as if the Predecessor Company had accounted for its stock plans under the fair value method of FAS 123, “Accounting for Stock-Based Compensation,” would not be materially different from the reported results of operations. During the period ended June 30, 2005, the Reorganized Company recognized a compensation charge of $8 million related to certain fully vested warrants issued to Donald J. Trump, as the Chairman of the Company’s board of directors (the “Board”). See Note 6 to our unaudited condensed consolidated financial statements for more information.

Minority Interest

Minority interest represents the 23.5% limited partnership interest in TER Holdings owned directly and indirectly by Mr. Trump. The minority interest liability in the consolidated balance sheet is adjusted with the proportionate share of the earnings (losses) of TER.

Reclassifications

Certain other reclassifications and disclosures have been made to the Predecessor Company’s financial statements to conform to the Reorganized Company presentation.

(5)	Long-Term Debt

Long-term debt consists of the following:

	Predecessor Company	Reorganized Company
	December 31, 2004	September 30, 2005
	(In thousands)
TER Holdings and TER Funding 8.5% Senior Secured Notes, due 2015 (the “New Notes”) (a)	$—	$1,250,000
Senior Credit Facility (b)	—	178,325
TAC and TAC Funding 11.25% First Mortgage Notes, due 2006 (c)	1,200,000	—
TAC and TAC Funding II 11.25% First Mortgage Notes, due 2006, net of unamortized discount of $554,000 in 2004 (d)	75,000	—
TAC and TAC Funding III 11.25% First Mortgage Notes, due 2006, net of unamortized discount of $271,000 in 2004 (d)	25,000	—
TCH and TCF 11.625% First Mortgage Notes, due 2010, net of unamortized discount of $20,395,000 in 2004 (e)	425,000	—
TCH and TCF 17.625% Second Mortgage Notes, due 2010 (e)	70,922	—
Capitalized lease obligations (f)	62,707	48,501
Debtor-in-possession financing (g)	35,786	—

	1,894,415	1,476,826
Less—current maturities (b), (f) and (g)	66,732	35,318
Less—long-term debt subject to compromise	1,795,922	—

	$31,761	$1,441,508

(a)	On the Effective Date, TER Holdings and TER Funding issued $1,250,000,000 of New Notes in connection with the Plan. The New Notes were used to pay distributions under the Plan. The New Notes are due on June 1, 2015 and bear interest at 8.5% per annum. Interest on the New Notes is payable semi-annually on each of June 1 and December 1 of the relevant calendar year, commencing on May 20, 2005 and initially payable on December 1, 2005.

$730 million of the aggregate principal amount of the New Notes is nonrecourse to the issuers and to the partners of TER Holdings (the “Qualified Portion”). $520 million of the aggregate principal amount of the New Notes is recourse to the issuers and to the Company, in its capacity as general partner of TER Holdings (the “Non-Qualified Portion”).

The Non-Qualified Portion and Qualified Portion are recalculated on a periodic basis no less frequently than annually based on certain tax considerations, provided that in no event will the Qualified Portion exceed $730 million in aggregate principal amount of New Notes.

All of the domestic subsidiaries of TER Holdings (except for TER Funding, as co-issuer of the New Notes) (the “Guarantors”) are guarantors of the Non-Qualified Portion, which are fully recourse and enforceable against the collateral securing the New Notes. All of the Guarantors, with the exception of Trump Indiana, are guarantors of the Qualified Portion, which are nonrecourse and enforceable only against the collateral securing the New Notes.

The New Notes are senior obligations of the issuers and are guaranteed on a senior basis by the Guarantors and rank senior in right of payment to the issuers’ and Guarantors’ future subordinated indebtedness. Notwithstanding the foregoing, because amounts borrowed under the Credit Agreement are secured by substantially all the assets of the issuers and the Guarantors on a priority basis, the New Notes and the guarantees thereof are effectively subordinated to amounts borrowed under the Credit Agreement. See Note (b) below.

The New Notes are secured by substantially all the Company’s real property and incidental personal property, subject to liens securing amounts borrowed under the Credit Agreement and certain permitted prior liens. The issuers and Guarantors of the New Notes are subject to certain covenants under the indenture governing the New Notes.

(b)

On May 20, 2005, the Company and TER Holdings entered into a credit agreement (the “Credit Agreement”) with Morgan Stanley & Co. Incorporated, as collateral agent, Morgan Stanley Senior Funding, Inc., as administrative agent, UBS Securities LLC, as syndication agent, Merrill Lynch Capital and Wells Fargo Foothill, Inc., as documentation agents, and Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as joint lead arrangers and joint book-runners. Pursuant to the Credit Agreement, the lenders have agreed to provide a $500 million credit facility (the “Credit Facility”) to TER Holdings in the form of (i) a single draw term loan facility in the amount of $150 million, which was drawn on the Effective Date (the “Term B-1 Facility”), (ii) a delayed draw term loan facility in the amount of $150 million, which may be drawn in multiple borrowings through the first anniversary of the Effective Date (the “Term B-2 Facility” together with the Term B-1 Facility, the “Term B Facilities”), and (iii) a revolving credit facility in the amount of $200 million, which may be drawn in multiple borrowings through the fifth anniversary of the Effective Date (the “Revolving Credit Facility”). The Credit Agreement also includes (a) a sub-facility of the revolving credit facility for letters of credit in an amount of up to $20 million (the “Letters of Credit”), and (b) a sub-facility of the revolving credit facility for swing line loans (i.e., loans made available on a same day basis and repayable in full within seven days) of up to $10 million (the “Swing Line Facility”). Proceeds from the Term B Facilities may be utilized to (i) pay off amounts outstanding under the DIP Facility (as defined below), which occurred on the Effective Date, (ii) fund the construction of a new tower at the Trump Taj Mahal, (iii) pay fees and expenses in connection with the Company’s restructuring, and (iv) provide for ongoing working capital and general corporate needs; provided, that $150 million of the Term B Facilities is restricted to fund construction of the new tower at the Trump Taj Mahal. The Revolving Credit Facility, Swing Line Facility and any Letters of Credit may be used to fund ongoing working capital requirements of TER Holdings and its subsidiaries and other general corporate purposes.

Borrowings under the Credit Facility bear interest, at TER Holdings’ election, either (i) at a base rate plus an applicable margin, or (ii) a rate equal to approximately the London Interbank Offered Rate (“LIBOR”) plus the applicable margin. The Term B Facilities mature on May 20, 2012, and must be repaid during the final year of such loans in equal quarterly amounts, subject to amortization of approximately 1.0% per year prior to the final year. The Revolving Credit Facility and any Letters of Credit mature on May 20, 2010. Amounts borrowed under the Swing Line Facility must be repaid within seven days after the requested date of borrowing (or by May 20, 2010, if earlier).

Borrowings under the Credit Agreement are secured by a first priority security interest on substantially all the assets of TER Holdings and its subsidiaries. TER Holdings’ obligations under the Credit Agreement are guaranteed by the Company and each of the direct and indirect subsidiaries of the Company. The Company and its subsidiaries are subject to a number of affirmative and negative covenants and must comply with certain financial covenants, including the ratio of consolidated indebtedness to EBITDA, consolidated first lien debt to EBITDA and EBITDA to cash interest expense. The Company and its subsidiaries were in compliance with such covenants as of September 30, 2005.

(c)	In April 1996, Trump Atlantic City Associates (“TAC”) and Trump Atlantic City Funding, Inc. (“TAC Funding”), each of which are wholly-owned subsidiaries of the Company, issued $1,200,000,000 principal amount of TAC Notes (the “TAC I Notes”). On May 20, 2005 the TAC I Notes were cancelled as a result of the reorganization described in Note 2. Upon consummation of the Plan, the TAC I Notes were exchanged for cash, New Notes and TER Common Stock (subject to an election mechanism whereby holders of such notes could maximize the New Notes or TER Common Stock received by such holders). Holders of TAC I Notes were also entitled to receive the proceeds of the exercise of Class A Warrants issued on the Effective Date (as described below), or, if any Class A Warrants are not exercised, the shares of TER Common Stock reserved for issuance upon exercise of such warrants, as well as other consideration pursuant to the Plan. The difference between the carrying value of the TAC I Notes and the value received in exchange has been recorded as an extraordinary gain in the Predecessor Company’s statement of operations for the period ended May 19, 2005.

(d)	In December 1997, TAC and Trump Atlantic City Funding II, Inc. (“TAC Funding II”) issued $75,000,000 principal amount of TAC Notes (the “TAC II Notes”), and TAC and Trump Atlantic City Funding III, Inc. (“TAC Funding III”), each of which are wholly-owned subsidiaries of the Company, issued $25,000,000 principal amount of TAC Notes (the “TAC III Notes”). On May 20, 2005 the TAC II Notes and TAC III Notes were cancelled as a result of the reorganization described in Note 2 to our unaudited condensed consolidated financial statements. Upon consummation of the Plan, the TAC II Notes and TAC III Notes were exchanged for cash, New Notes and TER Common Stock (subject to an election mechanism whereby holders of such notes could maximize the New Notes or TER Common Stock received by such holders). Holders of TAC II Notes and TAC III Notes were also entitled to receive the proceeds of the exercise of Class A Warrants issued on the Effective Date (as described below), or, if any Class A Warrants are not exercised, the shares of TER Common Stock reserved for issuance upon exercise of such warrants, as well as other consideration pursuant to the Plan. The difference between the carrying value of the TAC II Notes and TAC III Notes and the value received in exchange has been recorded as an extraordinary gain in the Predecessor Company’s statement of operations for the period ended May 19, 2005.

(e)

In March 2003, Trump Casino Holdings, LLC (“TCH”) and Trump Casino Funding, Inc. (“TCF”), each of which are wholly-owned subsidiaries of the Company, consummated a private placement of two issues of mortgage notes consisting of: (i) $425,000,000 in aggregate principal amount of TCH First Priority Notes, bearing interest at a rate of 11.625% per year payable in cash, sold at a price of 94.832% of their face amount for an effective yield of

12.75%, and (ii) $50,000,000 in aggregate principal amount of TCH Second Priority Notes, bearing interest at a rate of 11.625% per year payable in cash, plus 6.0% through the issuance of payable-in-kind notes. In connection with the TCH Notes offering, Donald J. Trump purchased, in a concurrent private offering, $15.0 million aggregate principal amount of additional TCH Second Priority Notes at the same purchase price at which the initial purchasers purchased such notes. On May 20, 2005 the TCH Notes were cancelled as a result of the reorganization described in Note 2. Upon consummation of the Plan, the TCH Notes were exchanged for cash, New Notes and TER Common Stock (subject to an election mechanism whereby holders of TCH First Priority Notes could maximize the Cash or TER Common Stock received by such holders), as well as other consideration pursuant to the Plan. The difference between the carrying value of the TCH Notes and the value received in exchange has been recorded as an extraordinary gain in the Predecessor Company’s statement of operations for the period ended May 19, 2005.

(f)	Capitalized lease obligations and loan agreement with interest rates ranging from 4.5% to 20.0%. The capital lease obligations are due at various dates between 2005 and 2008 and are secured principally by slot equipment.

(g)	On November 22, 2004, the Debtors entered into a loan and security agreement (the “DIP Facility”) with Beal Bank, S.S.B. (“Beal Bank”), as administrative agent for the lenders thereto. The DIP Facility provided the Debtors with up to $100 million in debtor-in-possession financing during the pendency of the Debtors’ chapter 11 proceedings, and was secured by a superpriority lien on substantially all the Debtors’ assets. Interest on the DIP Facility accrued at the one year LIBOR plus one hundred and fifty basis points, payable quarterly in arrears. The Bankruptcy Court entered an interim order approving the DIP Facility on November 22, 2004, and issued a final order approving the DIP Facility on February 14, 2005. On May 20, 2005 the DIP Facility was paid off as a result of the transactions described in Note 2 to our unaudited condensed consolidated financial statements.

(6)	Stockholders’ Equity

Common Stock

On the Effective Date and in accordance with the Plan, the Company implemented a 1,000 for 1 reverse stock split, such that each 1,000 shares of Old Common Stock immediately prior to the reverse stock split were consolidated into one share of TER Common Stock. The aggregate fractional share interests beneficially owned by each holder of Old Common Stock were rounded up to the nearest whole number. The number of issued and outstanding shares of TER Common Stock on September 30, 2005 was 27,082,825.

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

Warrants Issued to Donald J. Trump. On the Effective Date, the Company issued to Donald J. Trump (i) one-year Class A Warrants to purchase 1,217,933 shares of TER Common Stock, at an exercise price of $14.60 per share, the proceeds of which (or the shares reserved for issuance upon exercise of such warrants) will be distributed to holders of TAC Notes as described above, and (ii) ten-year warrants to purchase 1,446,706 shares of TER Common Stock, at an exercise price of $21.90 per share, in each case subject to certain anti-dilution provisions. The ten-year warrants were granted in connection with a services agreement entered into on the Effective Date whereby Mr. Trump will provide services to the Company for an annual fee of $2,000,000 plus an annual bonus determined by the compensation committee of the Board, for a three-year rolling term, subject to certain terms and conditions. The ten-year warrants were fully vested on the date of grant and Mr. Trump does not need to perform any services under the terms of the service agreement in order to retain the rights to such warrant. As such, the Company has recorded the fair value of ten-year warrants as a non-cash charge to compensation expense on the Effective Date in the Reorganized Company’s statement of operations. The amount of this charge was $8 million. The fair value of these warrants was determined using the Black-Scholes valuation method.

Limited Partnership Interests in TER Holdings

As a result of the transactions that took place on the Effective Date, Mr. Trump owns, directly and indirectly, an approximately 23.5% profits interest in TER Holdings, as a limited partner. Such limited partnership interests are exchangeable at Mr. Trump’s option into 9,377,484 shares of TER Common Stock (subject to certain adjustments), which, if exchanged, would give Mr. Trump ownership of an aggregate of approximately 25.7% of the issued and outstanding TER Common Stock (including shares currently held directly by Mr. Trump) or approximately 30.8% assuming the exercise of all currently exercisable warrants held by Mr. Trump.

Class B Common Stock

Mr. Trump holds, directly and indirectly, 900 shares of Class B Common Stock, which have the voting equivalency of 9,377,484 shares of TER Common Stock. The Class B Common Stock generally votes on all matters with the TER Common Stock as a single class. The Class B Common Stock is redeemable at par to the extent that Mr. Trump exchanges his limited partnership interests in TER Holdings for TER Common Stock and is not entitled to receive any dividends.

2005 Incentive Award Plan

All outstanding options to purchase Old Common Stock were cancelled as of the Effective Date. On August 9, 2005, the Board approved, subject to shareholder approval, the Trump Entertainment Resorts, Inc. 2005 Incentive Award Plan (the “2005 Plan”) to allow the Company to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, performance shares and other stock-based awards to officers, employees, consultants and independent directors of the Company. A total of 4,000,000 shares of the Company’s Common Stock have been reserved for the issuance of awards available for grant under the 2005 Plan. The 2005 Plan was adopted by the stockholders of the Company at the Company’s 2005 Annual Stockholders Meeting held on October 6, 2005. Effective on October 6, 2005, the Compensation Committee of the Board awarded: (i) 10,000 restricted shares to each of the seven independent directors of the Board, vesting 50% (5,000) on each of November 1, 2005 and May 1, 2006; (ii) 100,000 restricted shares to James B. Perry, the Company’s President and Chief Executive Officer and a director of the Company, 30% (30,000) and 70% (70,000) of which vest on July 30, 2006 and June 30, 2007, respectively; (iii) 90,000 restricted shares to Mark Juliano, the Company’s Chief Operating Officer, one-third (30,000) of which vest on each of July 1, 2006, 2007 and 2008; and (iv) 300,000 options exercisable at $17.75 per share to Mr. Juliano, one-third (100,000) of which vest on each of July 1, 2008, 2009 and 2010.

(7)	Income Taxes

Income tax expense is comprised of the following:

	Predecessor Company		Reorganized Company
	For the Nine Months Ended September 30, 2004	January 1, 2005 to May 19, 2005	May 20, 2005 to September 30, 2005
	(In thousands)
New Jersey state income taxes	$3,526	$1,670	$2,662
New Jersey profits tax	788	404	384

	$4,314	$2,074	$3,046

New Jersey state income taxes represent taxes as computed under the alternative minimum assessment method in calculating state income taxes.

The Company has not provided any provision for federal income taxes as the Company believes sufficient net operating losses exist to offset the current period operating results. In addition, as disclosed in the Company’s financial statements for the year ended December 31, 2004 included in the Predecessor Company’s 10-K filing with the SEC, the Company has net operating loss carryforwards and other deferred tax assets for which a full valuation allowance has been provided due to the uncertainty of realization.

As a result of the reorganization discussed in Note 2 to our unaudited condensed consolidated financial statements, a portion of the net operating loss carryforwards may be utilized. Additionally, the amount of the federal net operating loss carryforwards may be limited in its use pursuant to Section 382 of the Internal Revenue Code as a result of the transactions discussed in Note 2 to our unaudited condensed consolidated financial statements. The Company has not yet completed its analysis of this matter. However, it is expected that the limitation may be material to the Company’s ability to fully utilize its available federal net operating loss carryforward that exists as of September 30, 2005.

Any usage of pre-existing net operating losses to offset taxable income in the Recognized Company will be recorded as an adjustment to goodwill, if available, and paid-in-capital to the extent goodwill would be reduced to zero. The Company does not project book or taxable income for the period from May 20, 2005 to December 31, 2005.

(8)	NJSEA Subsidy Agreement

On April 12, 2004, the twelve Atlantic City casinos (the “Casinos”), including the Trump Taj Mahal, Trump Plaza and Trump Marina (collectively, the “Trump Atlantic City Properties”), executed an agreement (the “NJSEA Subsidy Agreement”) with the New Jersey Sports & Exposition Authority (“NJSEA”) and the Casino Reinvestment Development Authority (“CRDA”). The NJSEA Subsidy Agreement provides that the Casinos, on a pro rata basis according to their gross revenues, shall: (1) pay $34 million to the NJSEA in cash in four yearly payments through October 15, 2007 and donate $52 million to the NJSEA from the regular payment of their CRDA obligations for use by the NJSEA through 2008 to enhance purses, fund breeders awards and establish account wagering at New Jersey horse racing tracks; and (2) donate $10 million from the regular payment of their CRDA obligations for use by the CRDA as grants to such other North Jersey projects as the CRDA shall determine. The donation of $62 million of CRDA obligations is conditioned upon the timely enactment and funding of the Casino Expansion Fund Act, which was enacted effective August 25, 2004 and established the Atlantic City Expansion Fund. The Casino Expansion Fund Act further identifies the casino hotel room occupancy fee as its funding source and directs the CRDA to provide the fund with $62 million and make that amount available, on a pro rata basis, to each casino licensee for investment. By statute, as amended as of January 26, 2005, such funds shall be invested in eligible projects in Atlantic City that, if approved by the CRDA by August 25, 2006, would add hotel rooms, retail, dining or non-gaming entertainment venues or other non-gaming amenities including, in certain circumstances, parking spaces or, if approved thereafter, additional hotel rooms. The Trump Atlantic City Properties have estimated their portion of the industry obligation at approximately 22.7%.

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

(9)	Legal Proceedings

Chapter 11 Cases

On November 21, 2004, the Debtors filed voluntary petitions for relief in the Bankruptcy Court under chapter 11 of the Bankruptcy Code. As debtors-in-possession, the Debtors were authorized under chapter 11 to continue to operate their businesses while under the jurisdiction of the Bankruptcy Court. The Bankruptcy Court entered an order confirming the Plan, as amended, on April 5, 2005. The Plan became effective and the Debtors emerged from bankruptcy on May 20, 2005. Although the Company has emerged from bankruptcy, the Company is still in the process of resolving various claims and other litigation in connection with the Plan, which may continue for the foreseeable future.

On July 18, 2005, the Bankruptcy Court considered a motion brought by persons alleging that they held shares of Old Common Stock on the record date for Plan distributions (which shares they subsequently sold), but did not receive any distributions from the Company under the Plan, which they believe were wrongly made to others. The movants seek an order compelling the Company to make Plan distributions to them. The Bankruptcy Court requested additional briefing and ordered no further distributions under the Plan in respect of the Old Common Stock until further order of the Bankruptcy

Court. To comply with this request, the Company filed additional information with the Bankruptcy Court on October 12, 2005, and the Bankruptcy Court held a hearing with respect to the issue on October 8, 2005. At this time, the Company cannot predict the outcome of such litigation or its effect on the Company’s business.

DLJ Merchant Banking Partners III, LP (“DLJMB”) filed proofs of claims in the Debtors’ chapter 11 cases (the “DLJMB Claims”) in which DLJMB alleges that it is due in excess of $26 million for fees and expenses in connection with a proposed recapitalization of the Company that the Company had pursued in 2004. The Company disputes the validity of the DLJMB Claims. On October 6, 2005, certain of the Debtors commenced proceedings in the Bankruptcy Court to seek, among other relief, entry of an order disallowing and expunging the DLJMB Claims. The parties have been in settlement discussions, and the Company believes that an agreement to settle the DLJMB Claims will be reached, although no assurances can be given. The Company believes that this matter represents a pre-acquisition contingency which finalization should be adjusted goodwill through the provisions of SFAS 141.

Pequot Tribe Litigation

On May 28, 2003, TER Development filed a complaint against, among others, the Paucatuck Eastern Pequot Indian Tribal Nation (the “Pequot Tribe”) and Eastern Capital Development, Inc. (“ECD”) in the Superior Court of New London, Connecticut (“Superior Court”). In that complaint, TER Development alleged fraud, breach of contract, conspiracy, violation of the Connecticut Unfair Trade Practices Act and intentional interference with contractual relations by ECD in connection with certain contractual arrangements between TER Development and the Pequot Tribe. Pursuant to such arrangements, TER Development had agreed, among other things, to support the efforts of the Pequot Tribe to obtain federal recognition, and TER Development and the Pequot Tribe had agreed to exercise commercially reasonable efforts to pursue the operation of a tribal gaming facility to be managed by TER Development. In its complaint, TER Development seeks, among other things, compensatory and punitive damages, attorneys fees and a finding by the court that ECD has interfered with TER’s business relationship with the tribe and that certain members of the Pequot Tribe Tribal Counsel are in default under the aforementioned contractual arrangements in the sum of approximately $10 million. The Pequot Tribe filed a motion to dismiss most aspects of the case, however, this motion was recently dismissed by the Superior Court. The Pequot Tribe has subsequently appealed this decision, and discovery has commenced with respect to the case. On October 12, 2005, the Bureau of Indian Affairs, U.S. Department of Interior (BIA) denied the application of the Pequot Tribe for federal recognition, a prerequisite for developing a gaming facility. It is uncertain how the BIA decision will affect this lawsuit.

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

401(k) Plan Participant Litigation

On February 8, 2005, certain individuals filed a complaint in the United States District Court for the District of New Jersey, Camden Division, against certain persons and organizations that included members of the Trump Capital Accumulation Plan Administrative Committee. In their complaint, the plaintiffs alleged, among other things, that such persons and organizations, who were responsible for managing the Trump Capital Accumulation Plan, breached their fiduciary duties owed to the plan participants when Old Common Stock held in employee accounts was allegedly sold without participant authorization if the participant did not willingly sell such shares by a specified date in accordance with the plan. The plaintiffs brought this suit under the Employee Retirement Income Security Act of 1974, as amended, on behalf of themselves and certain other plan participants and beneficiaries and sought to have the court certify their claims as a class action. In their complaint, the plaintiffs also sought, among other things, damages for losses suffered by certain accounts of affected plan participants as a result of such allegedly improper sale of Old Common Stock and reasonable costs and attorneys’ fees. The parties have conducted limited discovery and have scheduled mediation hearings for early December 2005.

If the parties are unable to resolve the matter through mediation, full discovery is anticipated to commence in January 2006. At this time, the Company cannot predict the outcome of such litigation or its effect on the Company’s business.

Federal Income Tax Examination

Taj Associates, Plaza Associates and Marina Associates are currently involved in examinations with the IRS concerning their federal partnership income tax returns for the tax years 2002 and 2003. While any adjustments resulting from this examination could affect their specific state income tax returns, Taj Associates, Plaza Associates and Marina Associates do not believe that adjustments, if any, will have a material adverse effect on their financial condition or results of operations.

Other Litigation

In addition to the foregoing, the Company and certain of its employees are involved from time to time in other legal proceedings arising in the ordinary course of the Company’s business. While any proceeding or litigation contains an element of uncertainty, management believes that the final outcomes of these other matters are not likely to have a material adverse effect on the Company’s results of operations or financial condition. In general, the Company has agreed to indemnify its employees and its directors against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in any legal proceedings absent a showing of such persons’ gross negligence or malfeasance.

(10)	Combining Financial Information

As discussed in Note 5 above, Trump Indiana is not a Guarantor of the Qualified Portion of the New Notes. As such, the Company has presented financial information of (i) the Issuers and Guarantors of the Qualified Portion and (ii) Trump Indiana. TER Funding, a co-issuer of the New Notes, is also not a Guarantor of the New Notes but has no assets or operations other than the issuance of the New Notes. TER is not an Issuer of the New Notes but is the general partner and a limited partner of TER Holdings.

	Predecessor Company December 31, 2004
	(In thousands)
	Issuers and Guarantors of Qualified Portion	Trump Indiana, Inc.	Issuers and Guarantors of New Notes
Total current assets	$158,925	$11,861	$170,786
Property & equipment, net	1,648,572	51,739	1,700,311
Investment in Buffington Harbor	—	27,433	27,433
Total other assets	74,571	10,650	85,221
Total assets	1,882,068	101,683	1,983,751
Total current liabilities	293,546	24,214	317,760
Total non-current liabilities (a)	1,800,747	50,618	1,851,365
Total liabilities	2,094,293	74,832	2,169,125
Total liabilities & capital	$1,882,068	$101,683	$1,983,751

(a)	Trump Indiana includes $50,000 of notes payable to its parent company.

	Predecessor Company
	January 1, 2004 - September 30, 2004
	Issuers & Guarantors	Trump Indiana	Issuers and Guarantors
Net revenues	766,213	106,378	872,591
Costs and expenses	683,194	91,490	774,684

Income from operations	83,019	14,888	97,907
Non-operating expenses	(162,617)	(5,984)	(168,601)
Provision for income taxes	(4,314)	(20,958)	(25,272)
Loss from joint venture	0	(1,430)	(1,430)
Discontinued operations of Trump 29	5,897	0	5,897

Net income (loss) (a)	(78,015)	(13,484)	(91,499)

(a)	Includes $10,940 of intercompany charges to Trump Indiana, Inc, from its parent company.

	Predecessor Company (in thousands)			Reorganized Company (in thousands)
	January 1, 2005 to May 19, 2005			May 20, 2005 to September 30, 2005
	Issuers and Guarantors of Qualified Portion	Trump Indiana, Inc.	Issuers and Guarantors of New Notes	Issuers and Guarantors of Qualified Portion	Trump Indiana, Inc.	Issuers and Guarantors of New Notes
Net revenues	$364,439	$52,160	$416,599	$393,122	$51,942	$445,064
Costs and expenses (a)	311,418	(89,242)	222,176	354,793	44,297	399,090

Income from operations	53,021	141,402	194,423	38,329	7,645	45,974
Non-operating expenses	(82,799)	(3,055)	(85,854)	(41,470)	(4,907)	(46,377)
Provision for income taxes (b)	(2,074)	(24,112)	(26,186)	(3,046)	(1,391)	(4,437)
Loss from joint venture	—	(931)	(931)	0	(889)	(889)
Gain (loss) on debt extinguishment	196,932	—	196,932	—	—	—

Net income (loss) (c)	$165,080	$113,304	$278,384	$(6,187)	$458	$(5,729)

Intercompany eliminations and expenses of TER are not separately shown.

(a)	Costs and expenses for the period from January 1, 2005 to May 19, 2005 include $210,117,000 related to fresh-start adjustments to assets and liabilities pursuant to SOP 90-7 of which $134,761,000 is related to Trump Indiana

(b)	During the period ended May 19, 2005, Trump Indiana, Inc. recorded a provision for federal and state income taxes in the amount of approximately $20,000,000 to reflect Trump Indiana, Inc.’s expected federal and state income tax amounts due (including interest) related to Trump Indiana, Inc.’s IRS audit for the tax years 1995 through 1997 and all subsequent years. The 1995 through 1997 IRS audit is currently with the Appeals Office of the IRS. Although Trump Indiana, Inc. is vigorously opposing the preliminary assessments made by the IRS related to this audit, Trump Indiana, Inc. has estimated the amount of potential liability as a result of the audit with respect to certain intercompany charges for interest expense and marketing fees based on information that became known to management in the period leading up to the period prior to the Effective Date. Trump Indiana, Inc. is in ongoing negotiations with the Appeals Office, and based on recent discussions with IRS officials, anticipates approximate amounts due in federal and state tax liabilities and related interest for all tax years through 2004 related to these intercompany charges to be approximately $20,000,000, net of available net operating losses (“NOLs”). Trump Indiana, Inc.’s 2002 and 2003 IRS audit has only recently commenced in the first quarter of 2005 and Trump Indiana, Inc. does not anticipate any material tax liabilities resulting from this examination.

(c)	Includes $5,444 and $7,187 of intercompany charges to Trump Indiana, Inc. from its parent company for the period from January 1, 2005 to May 19, 2005 and the period from May 20, 2005 to September 30, 2005, respectively.

	Reorganized Company (in thousands)
	September 30, 2005
	Issuers and Guarantors of Qualified Portion	Trump Indiana, Inc.(b)	Issuers and Guarantors of New Notes
Total current assets	$185,978	$18,149	$204,127
Property & Equipment, net	1,456,400	44,908	1,501,308
Investment in Buffington Harbor	—	43,796	43,796
Total other assets	546,268	9,441	555,709
Total assets	2,188,646	116,294	2,304,940
Total current liabilities	200,378	38,472	238,850
Total non-current liabilities (a)	1,293,768	187,751	1,481,519
Total liabilities	1,494,146	226,223	1,720,369
Total liabilities & capital	$2,188,646	$116,294	$2,304,940

Intercompany eliminations and expenses of TER are not separately shown.

(a)	Trump Indiana includes $167,604 of notes payable to TERH.
(b)	The Company has not yet finalized the allocation of its intangible assets to its reporting units including Trump Indiana, Inc.

(11)	Philadelphia Options Agreement

On September 30, 2005, TER Keystone entered into an options agreement with Hunting Fox Associates I, L.P. (“HFA”), a Pennsylvania limited partnership and a subsidiary of Preferred Real Estate Investments, Inc. (the “Options Agreement”), relating to an approximately 18-acre parcel of land located in Philadelphia, Pennsylvania owned by HFA (the “Philadelphia Site”). Pursuant to the Options Agreement and in consideration of a fee payable by TER Keystone to HFA in accordance with the terms of the Options Agreement, HFA granted TER Keystone the right to either (i) lease the Philadelphia Site (the “Lease Option”) on and subject to the terms and conditions set forth in a form of ground lease attached to the Options Agreement (the “Ground Lease”) or (ii) purchase the Philadelphia Site (the “Purchase Option”) on the terms and conditions set forth in the Options Agreement. The term of the Options Agreement commenced on September 30, 2005 and expires on July 31, 2010, unless earlier terminated (the “Term”). TER Keystone may exercise the Lease Option or the Purchase Option at any time during the Term by providing written notice to HFA. In the event TER Keystone terminates the Options Agreement (which shall include any nonpayment by TER Keystone of any fees payable under the Options Agreement or the failure of TER Keystone to exercise the Lease Option or Purchase Option before the expiration of Term), TER Keystone shall pay HFA a termination fee. Pursuant to the Options Agreement, HFA has agreed to cooperate with and assist TER Keystone in applying for, securing and maintaining a license to operate a slot facility at the Philadelphia Site and to assist TER Keystone in connection with the acquisition from third parties of additional real property contiguous to the Philadelphia Site. In the event TER Keystone exercises the Lease Option, TER Keystone and HFA have agreed to enter into the Ground Lease. The initial term of the Ground Lease is 50 years, and may be renewed by TER Keystone for up to nine additional 10-year terms, subject to the terms and conditions set forth therein. At September 30, 2005, a fee of $3,625,000 was paid to HFA in accordance with the Options Agreement. This fee was recorded as a general and administrative expense. Competition for a slot license is expected to be intense, and many of our known or anticipated competitors for the license have greater resources and economies of scale than we do. We cannot provide any assurance that we will be successful in procuring the license to operate the slot facility at the Philadelphia Site.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with our management’s discussion and analysis of financial condition and results of operations included in our Predecessor Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 31, 2005, our Quarterly Reports on Form 10-Q for the periods ended March 31, 2005 and June 30, 2005 filed with the SEC on May 16, 2005 and August 15, 2005, respectively, and all of our other filings, including Current Reports on Form 8-K after such dates and through the date of this report. For the purposes of management’s discussion and analysis of financial condition and results of operations, the Company has combined the period from January 1, 2005 to May 19, 2005 (Predecessor Company) and the period from May 20, 2005 to September 30, 2005 (Reorganized Company) into the nine months ended September 30, 2005. This combination was performed for ease of comparison, and differences due to the periods having been prepared on a different basis of accounting are indicated in the following discussion of our financial condition and results of operations.

This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations include business, competition, regulatory and other uncertainties and contingencies discussed in this report that are difficult or impossible to predict and which are beyond our control. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this document. These forward-looking statements speak only as of the date of this report. We do not intend to update these statements unless the securities laws require us to do so.

In this section, the words “Company,” “Reorganized Company,” “we,” “our,” “ours” and “us” refer to Trump Entertainment Resorts, Inc. (“TER”), Trump Entertainment Resorts Holdings, L.P. (“TER Holdings”) and its subsidiaries, unless otherwise noted. We, through one or more subsidiaries of TER Holdings, own and operate four casinos. Three of the four casinos are located in Atlantic City, New Jersey: (i) Trump Taj Mahal Casino Resort (the “Trump Taj Mahal”), (ii) Trump Plaza Hotel and Casino (“Trump Plaza”) and (iii) Trump Marina Hotel Casino (“Trump Marina,” together with the Trump Taj Mahal and the Trump Plaza, the “Trump Atlantic City Properties”). The fourth is a riverboat casino docked in Buffington Harbor on Lake Michigan in Gary, Indiana (“Trump Indiana,” together with the Trump Atlantic City Properties, the “Trump Casino Properties”). Terms not defined in this section shall have the meanings ascribed to them elsewhere in this Quarterly Report on Form 10-Q.

Factors That May Affect Our Future Results

The Company is subject to a number of risk factors related to our business and financial condition. Any or all of such factors, certain of which are enumerated below, could have a material adverse effect on the business, financial condition or results of operations of the Company.

We may incur net losses in the near future.

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

Although we have emerged from bankruptcy in May 2005, our chapter 11 cases may negatively impact the public perception of our business. If our current and potential gaming patrons perceive us as a company with continuing or irreversible financial difficulties, they may decide not to visit our casino properties or decide to visit our facilities less frequently, which could materially adversely affect our liquidity and results of operations. Negative public perception could also adversely impact our future access to capital and our relationships with customers, employees and vendors. Additionally, although we have emerged from bankruptcy, we are still in the process of resolving various claims and other litigation in connection with the Plan, which may continue for the foreseeable future. At this time, we cannot predict the outcome of such claims or litigation or their effect on the Company’s business. See Note 9 to our Unaudited Consolidated Financial Statements.

We have substantial indebtedness that constrains our financial and operating activities.

The Company is highly leveraged, and even though we consummated the Plan in May 2005, we continue to have significant indebtedness and debt service requirements. The Company’s aggregate long-term indebtedness totaled approximately $1.4 billion as of September 30, 2005. We believe that the Company will be able to generate sufficient cash flow from operations to pay interest on its outstanding indebtedness. However, the Company’s ability to meet its debt service obligations depends on a number of factors, including our ability to increase revenues and implement cost controls, as well as interest rates, prevailing economic conditions and other factors, many of which are beyond the Company’s control. The substantial indebtedness and fixed charges of the Company restrict the Company’s operations, including reducing amounts available to fund operating requirements, make capital expenditures or expand the Company’s business. Any such developments could increase the Company’s vulnerability to adverse economic and industry conditions and limit the Company’s ability to borrow additional funds.

The terms of our indebtedness restrict our operating flexibility.

The Credit Agreement and the indenture governing the New Notes contain certain operating and financial restrictions on our business. These restrictions include covenants limiting our ability to incur additional debt, raise capital, pay dividends or make other distributions, make investments, sell assets, engage in mergers or consolidations, enter into affiliate transactions or grant liens, among other restrictions. In addition, the Credit Agreement imposes certain financial covenants that require the Company to comply with specified financial ratios and tests based on the cash flows and leverage position of the Company. These restrictions restrict, to a certain degree, the Company’s financial and operating flexibility. In addition, a failure to comply with any of these obligations could result in an event of default under the New Notes and Credit Facility that, if not cured or waived, could result in the acceleration of New Notes and amounts due under the Credit Facility then outstanding.

We need to increase capital expenditures to compete effectively.

The gaming industry market is highly competitive and is expected to become more competitive in the future. Our competitors in Atlantic City have recently undertaken or announced significant development projects, including a two-phase expansion at the Borgata in Atlantic City’s marina district to include additional gaming, restaurants, retail, parking and a second hotel tower, and the July 2005 opening of Harrah’s Entertainment Inc.’s House of Blues Club at its Showboat property in Atlantic City adjacent to the Taj Mahal. Capital expenditures, such as room refurbishments, amenity upgrades and new gaming equipment, are necessary from time to time to enhance the competitiveness of our properties. While the New Notes and the Credit Facility may enable us to increase certain capital expenditures, including formulating a plan for making strategic capital expenditures that may include the construction of a hotel tower at the Trump Taj Mahal, such obligations also limit our ability to make ongoing capital expenditures at our properties. Should any new projects fail to generate projected cash flows, our operating performance, revenues and earnings may be materially adversely affected.

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

Subject to certain limitations, the Company has the exclusive right to use the “Trump” name and Mr. Trump’s likeness in connection with gaming and related activities pursuant to an amended and restated trademark license agreement entered into with Donald J. Trump upon our emergence from chapter 11. The agreement contains certain restrictions limiting use of the “Trump” name in connection with casino and gaming activities, as well as additional requirements for the Company to maintain quality control to protect the goodwill and integrity associated with the licensed marks. The agreement also contemplates that if Mr. Trump’s existing services agreement were terminated by the Company or TER Holdings other than for “Cause” (as defined in the amended and restated trademark license agreement) or by Mr. Trump for “Good Reason,” (as defined in the amended and restated trademark license agreement) or if the Company and TER Holdings were not offering terms to Mr. Trump pursuant to a services agreement at least as favorable to Mr. Trump as his existing services agreement (in each case other than as a result of Mr. Trump’s death or permanent disability), then TER Holdings would have the option to convert the trademark license into a royalty-bearing license with a ten-year term, subject to certain terms and conditions.

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

The Company is a holding company, the principal asset of which is its general and limited partnership interests in TER Holdings, and has limited independent means of generating revenue. As a holding company, the Company will depend on distributions and other permitted payments from TER Holdings to meet its cash needs. In addition, pursuant to the terms of the Company’s existing indebtedness, TER Holdings, which is itself a holding company, and its subsidiaries are restricted from paying dividends and making distributions. The Company has never paid a dividend on its common stock and does not anticipate paying one in the foreseeable future.

Our historical financial information may not be comparable to any past financial information of the Predecessor Company.

Our consolidated financial statements reflect fresh start reporting adjustments made upon our emergence from bankruptcy on May 20, 2005. As a result, the book value of our properties and related depreciation and amortization expense, among other things, have changed considerably from those items set forth in our historical consolidated financial statements. As a result of the fresh start reporting treatment and the transactions effected under the Plan, our financial condition and results of operations are not comparable to the historical balance sheets, statements of operations or other financial information of the Predecessor Company included in this report. See Note 3 to our unaudited condensed consolidated financial statements.

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

A majority of our patrons drive to our properties. Gasoline prices have been rising over the past year and have substantially increased in the 2005 third quarter due, in part, to several hurricanes hitting our nation’s oil refineries. Such events have prompted recent announcements that utility prices are expected to substantially increase during the upcoming winter season due to the increased gasoline prices. Any price increase in essential needs, such as home utilities, is expected to decrease our patrons’ disposable income which would otherwise be spent on entertainment endeavors, including visiting and gaming at our properties. Adverse weather and driving conditions could also reduce automobile travel and decrease the number of patrons visiting our properties. As a result, our business, assets, financial condition and results of operations could be adversely affected by a weakening of regional economic conditions, high gasoline and home utility prices and/or adverse weather and driving conditions.

We also use significant amounts of electricity, natural gas and other forms of energy. While we have generally not experienced any major energy shortages, any substantial increases in the cost of electricity and natural gas in the United States, and specifically the Northeast, could negatively impact our operating results. The extent of any impact is subject to the magnitude and duration of the energy price increases and could be material.

The gaming industry and each of the markets in which we operate are highly competitive.

The gaming industry is highly competitive and many of our competitors possess greater resources and economies-of-scale than we do, especially in light of the recent consolidation trend in the gaming industry, including the June 2005 acquisition of Caesars Entertainment, Inc. by Harrah’s Entertainment Inc. We may lose market share if our competitors’ properties operate more successfully or if additional hotels and casinos are established in markets in which we conduct business. In particular, the expansion of gaming in or near any geographic area from which we attract customers could have a material adverse effect on our business, financial condition and results of operations. We compete with all forms of legalized gaming and any new forms of gaming that may be legalized in the future. Furthermore, we face competition from other types of entertainment. Our inability to compete in the gaming industry generally or in any of the markets in which we operate could have a material adverse effect on our operations.

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

The CCC consolidated and renewed our licenses to operate Trump Marina, Trump Plaza and Trump Taj Mahal until June 2007. In June 1996, the IGC granted Trump Indiana a riverboat owner’s license for the ownership and operation of a gaming vessel at Buffington Harbor, which was most recently renewed in April 2005 and expires in June 2006.

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

The New York law had also permitted the installation of video lottery terminals (“VLTs”) at five horse racing tracks situated across the state of New York. In its July 2004 ruling, however, the Appellate Division of the Supreme Court of New York ruled that the law was unconstitutional because it required that a portion of VLT revenues go to horse-racing breeding funds and track purses. New York’s constitution stipulates that all net proceeds from lottery games go to aid education in New York state. This ruling was appealed and in May 2005, New York’s highest court, the New York State Court of Appeals, reversed the Appellate Division ruling and found the law constitutional, allowing VLTs at certain of the state’s racetracks and Native American casinos. The court has also authorized the governor to enter into gaming contracts with Native American tribes on tribal land.

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

There can be no assurances that we will be awarded a Pennsylvania slot license or develop the Philadelphia Site.

As discussed in Note 11 to our Unaudited Condensed Consolidated Financial Statements, on September 30, 2005, TER Keystone entered into the Options Agreement, relating to the Philadelphia Site. Pursuant to the terms and conditions set forth in the Options Agreement and in consideration of a fee payable by TER Keystone to HFA in accordance with the terms of the Options Agreement, HFA granted TER Keystone the Lease Option and the Purchase Option. The Options Agreement represents the Company’s first step in applying for one of only two Category 2 Slot Licenses anticipated to be made available in the city of Philadelphia and one of five in the Commonwealth of Pennsylvania. Competition for a slot license is expected to be intense, and many of our known or anticipated competitors for the license have greater resources and economies of scale than we do. There can be no assurance that the Company will be successful in procuring a Philadelphia slot license.

Even if we were successful in procuring a Philadelphia slot license, we could face significant challenges in developing or managing the Philadelphia Site. Our Credit Agreement and the indenture governing the New Notes contain certain operating and financial restrictions which would prevent us from developing a facility without entering into a joint venture arrangement or other arrangement with a third party or parties whereby we would co-develop or manage the Philadelphia Site. There can be no assurances, however, that we would successfully find a joint venture partner or partners or enter into another arrangement for the development or management of the Philadelphia Site. See Note 11 to our Unaudited Condensed Consolidated Financial Statements.

There can be no assurance that the proposed sale of Trump Indiana will be consummated.

As described herein, on November 3, 2005, TER Holdings entered into the Stock Purchase Agreement with Majestic Star for the proposed purchase by Majestic Star of 100% of the equity securities of Trump Indiana. Consistent with the terms of the Stock Purchase Agreement, the transaction is expected to be consummated by the end of the 2005 calendar year, subject to required regulatory approvals and the consent of the Company’s lenders under its $500 million credit facility, as well as approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. However, there can be no assurances that the transaction will be consummated.

Our business is subject to a variety of other risks and uncertainties.

In addition to the risk factors described above, our financial condition and results of operations could be affected by many events that are beyond our control, such as (i) capital market conditions that could affect our ability to raise capital and access capital markets and raise our financing costs in connection with refinancing debt or pursuing other alternatives, (ii) war, future acts of terrorism and their impact on capital markets, the economy, consumer behavior and operating expenses, (iii) competition from existing and potential new competitors in Atlantic City and other markets (including online gaming), which is likely to increase over the next several years, (iv) regulatory changes, (v) state tax law changes that increase the tax liability of the Company and (vi) other risks described from time to time in periodic reports filed by us with the SEC. Occurrence of any of these risks would materially adversely affect the Company’s operations and financial condition.

Critical Accounting Policies

The preparation of our financial statements in conformity with generally accepted accounting principles in the United States for interim financial reporting requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Management periodically evaluates the Company’s policies and the estimates and assumptions related to such policies. The Trump Casino Properties operate in a highly regulated industry and are subject to regulations that describe and regulate operating and internal control procedures. Certain of the Company’s critical accounting policies and significant estimates are described in Note 4 to our unaudited condensed consolidated financial statements, which is incorporated herein by reference.

Financial Condition

Liquidity and Capital Resources

General. Cash flows from operating activities of the Trump Casino Properties generally constitute the Company’s primary source of liquidity. The Company’s cash flows, which include casino gaming revenues and room, food and beverage sales, have generally been sufficient to fund operations and make interest payments when due. Nonetheless, the Company’s core businesses have historically not generated cash flows necessary to reinvest in the maintenance or expansion of the Trump Casino Properties at levels consistent with those of its competitors. Due to this constrained liquidity position, the Company has been unable to refurbish its properties to desired levels or to pursue various capital expenditures, such as the addition of more hotel rooms, or undertake significant new business initiatives.

The Company has achieved a meaningful reduction in interest expense due to its recently consummated debt restructuring. Management has also implemented programs to obtain cash flow savings and will continue to attempt to implement such programs in the upcoming year. These programs include, among others, labor savings through increased automation of the Company’s slot machines and related products on the gaming floor. However, there can be no assurances that these programs will be successful or sustainable for any required length of time.

Over the long term, we will continue to require cash to fund operations, service and repay our indebtedness and implement our business strategy. As discussed in this Form 10-Q, the Company has executed the Stock Purchase Agreement to sell Trump Indiana to Majestic Star. Although the net proceeds of the pending sale of Trump Indiana, if consummated, would provide liquidity to the Company, the Company would then be solely dependent on the Trump Atlantic City Properties as a source of operating cash flow.

Our cash and cash equivalents totaled approximately $120.6 million at September 30, 2005, compared with $114.1 million at September 30, 2004.

Our ability to meet our funding requirements depends on a number of factors, including our existing cash balances, the cash flows generated by our operating subsidiaries and our ability to obtain additional financing in the future. Failure to achieve profitability or maintain or achieve various other financial performance levels could diminish our ability to sustain operations, meet financial covenants, obtain additional funds or make required payments on our indebtedness. In addition, given the restrictions on incurring additional indebtedness imposed under the Credit Facility and the indenture governing the New Notes, there can be no assurance that other sources of funds will be available to us.

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

Reorganized Company Debt

The Company’s existing indebtedness consists primarily of the Credit Facility and New Notes:

Credit Facility

General. The Company and TER Holdings entered into the Credit Agreement on the Effective Date. The Credit Agreement provides for (i) a single draw term loan facility in the amount of $150 million (the “Term B-1 Facility”), which was drawn on the Effective Date, (ii) a delayed draw term loan facility in the amount of $150 million, which may be drawn in multiple borrowings through the first anniversary of the Effective Date (the “Term B-2 Facility,” together with the Term B-1 Facility, the “Term B Facilities”), and (iii) a revolving credit facility in the amount of $200 million, which may be drawn in multiple borrowings through the fifth anniversary of the Effective Date (the “Revolving Credit Facility”). The Credit Agreement also includes (a) a sub-facility of the Revolving Credit Facility for letters of credit in an amount of up to $20 million (the “Letters of Credit”), and (b) a sub-facility of the Revolving Credit Facility for swing line loans (i.e., loans made available on a same day basis and repayable in full within seven days) of up to $10 million (the “Swing Line Facility”). As of September 30, 2005, the Company owed an aggregate of $178.3 million under the Credit Facility.

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

TER Holdings is required to pay a commitment fee of (i) 0.50% per annum for the unborrowed portion of the Revolving Credit Facility (and, for this purpose, borrowing amounts under the Swing Line Facility are not treated as borrowings under the Revolving Credit Facility), and (ii) 1.0% per annum for any unborrowed amounts under the Term B-2 Facility, in each case payable quarterly in arrears. In addition, TER Holdings must pay (i) a commission equal to the Applicable Margin for Eurodollar Rate loans under the Revolving Credit Facility with respect to the average daily available amount of any Letters of Credit that are issued payable quarterly in arrears and (ii) a fronting fee of 0.25% of the available amount under any Letters of Credit that are issued payable quarterly in advance.

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

Covenants. The Company and its subsidiaries are subject to certain affirmative and negative covenants, including limitations on liens, incurrence of indebtedness, mergers, sales of assets, investments, restricted payments, capital expenditures, agreements with affiliates, activities of the Company and amendment of the indenture governing the New Notes, among other limitations. In addition, the Company must comply with certain financial covenants, including the ratio of consolidated indebtedness to EBITDA, consolidated first lien debt to EBITDA and EBITDA to cash interest expense. The Company and its subsidiaries were in compliance with such covenants as of September 30, 2005. The ability of Taj Associates, Plaza Associates or Marina Associates to make payments to TER Holdings may also be restricted by the CCC. Similarly, the ability of Trump Indiana to make distributions or pay dividends to TER Holdings may be restricted by the IGC.

New Notes Indenture

General. TER Holdings and TER Funding (the “Issuers”) issued an aggregate principal amount of $1.25 billion of New Notes on the Effective Date, pursuant to the indenture governing the New Notes. The New Notes are due on June 1, 2015 and bear interest at 8.5% per annum. Interest on the New Notes is payable semi-annually on each of June 1 and December 1 of the relevant calendar year, commencing on May 20, 2005 and initially payable on December 1, 2005.

Qualified and Non-Qualified Portions. $730 million of the aggregate principal amount of the New Notes is nonrecourse to the Issuers and to the partners of TER Holdings (the “Qualified Portion”). $520 million of the aggregate principal amount of the New Notes is recourse to the Issuers and to the Company, in its capacity as general partner of TER Holdings (the “Non-Qualified Portion”). The Non-Qualified Portion and Qualified Portion are recalculated on a periodic basis no less frequently than annually based on certain tax considerations, provided that in no event will the Qualified Portion exceed $730 million aggregate principal amount of New Notes.

Guarantors. All of the domestic subsidiaries of TER Holdings (except for TER Funding, as co-issuer of the New Notes) (the “Guarantors”) are guarantors of the Non-Qualified Portion, which are fully recourse and enforceable against the collateral securing the New Notes. All of the Guarantors are guarantors of the Qualified Portion, which are nonrecourse and enforceable only against the collateral securing the New Notes.

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

Collateral. TER Holdings’ obligations under the New Notes are secured by a lien on substantially all the Guarantors’ now owned or, subject to certain exceptions, after acquired, real property and incidental personal property (not including the assets of Trump Indiana), subject to prior liens securing amounts borrowed under the Credit Agreement and certain permitted prior liens.

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

Covenants. The indenture governing the New Notes contains covenants limiting TER Holdings’ (and most or all of its subsidiaries’) ability to incur additional debt, pay dividends or distributions on its equity interests or repurchase its equity interests, issue stock of subsidiaries, make certain investments, create liens on its assets to secure debt, enter into transactions with affiliates or merge or consolidate with another company, among other restrictions. In addition, the ability of Taj Associates, Plaza Associates or Marina Associates to make payments to TER Holdings may be restricted by the CCC. Similarly, the ability of Trump Indiana to make distributions or pay dividends to TER Holdings may be restricted by the IGC.

Capital Leases

In addition to the Credit Facility and New Notes, the Company utilizes capital lease financing to satisfy its capital resource needs. The Company’s ability to borrow funds, however, is restricted by covenants in the Credit Facility and the indenture governing the New Notes and by the Company’s high levels of indebtedness and interest expense.

The following table sets forth the capital expenditures at the Trump Casino Properties for the nine months ended September 30, 2004 and 2005:

TRUMP ENTERTAINMENT RESORTS, INC.

CONSOLIDATING CAPITAL EXPENDITURES

(IN THOUSANDS)

	TRUMP TAJ MAHAL	TRUMP PLAZA	TRUMP MARINA	TER HOLDINGS	TER CONSOL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
Purchase of Property & Equipment	$5,641	$2,666	$2,661	$361	$11,329
Capital Lease Additions (a)	13,413	12,331	5,992	—	31,736

Total Capital Expenditures	$19,054	$14,997	$8,653	$361	$43,065

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (b)
Purchase of Property & Equipment	$23,823	$30,307	$18,186	$44	$72,360
Capital Lease Additions (a)	300	5,342	3,376	—	9,018

Total Capital Expenditures	$24,123	$35,649	$21,562	$44	$81,378

(a)	Capital lease additions for the Trump Casino Properties were principally slot machines.

(b)	Represents combined amounts of both the Predecessor Company and the Reorganized Company.

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

Results of Operations: Operating Revenues and Expenses

All business activities of TER are conducted primarily by Trump Taj Mahal, Trump Plaza and Trump Marina.

Comparison of Three-Month Periods Ended September 30, 2004 and 2005. The following tables include selected data of the Trump Casino Properties.

	Predecessor Company Three Months ended September 30, 2004
	Trump Taj Mahal	Trump Plaza	Trump Marina	TER Consolidated*
	(dollars in thousands)
Revenues:
Gaming	$135,006	$83,680	$71,761	$290,447
Other	32,237	20,839	19,009	72,085

Gross revenues	167,243	104,519	90,770	362,532
Less: Promotional allowances	40,671	27,503	20,734	88,908

Net Revenues	126,572	77,016	70,036	273,624

Costs and Expenses:
Gaming	60,837	41,349	32,356	134,542
Other	8,200	5,838	4,491	18,529
General & administrative **	26,827	16,852	16,409	64,191
Debt renegotiation costs	—	—	—	2,857
Depreciation & amortization	12,015	7,921	5,265	25,226

Total Costs and Expenses	107,879	71,960	58,521	245,345

Income from Operations	18,693	5,056	11,515	28,279

Non-operating income	32	105	48	(495)
Interest expense ***	(24,653)	(14,299)	(11,811)	(57,507)

Total Non-operating Expense, Net	(24,621)	(14,194)	(11,763)	(58,002)

Provision for income taxes	(679)	(449)	(940)	(2,068)

Loss from continuing operations	(6,607)	(9,587)	(1,188)	(31,791)
Discontinued Operations:
Income from operations from Trump Indiana	—	—	—	5,036
Income from operations from Trump 29	—	—	—	1,610

Net Loss	$(6,607)	$(9,587)	$(1,188)	$(25,145)

*	Intercompany eliminations, revenues and expenses are not separately shown. Amounts for TER on a consolidated basis include amounts for TER that are not allocated to each property. As such, amounts for TER on a consolidated basis may not equal the sum of amounts for the Trump Casino Properties. TER consolidated amounts have been restated to reflect the results of Trump Indiana and Trump 29 as a discontinued operations.

**	Property financial information has been restated to exclude amounts for allocated corporate payroll and insurance expenses to conform to current presentation.

***	Interest expense includes interest on intercompany notes from predecessor entities of TER Holdings.

	Reorganized Company Three Months Ended September 30, 2005
	Trump Taj Mahal	Trump Plaza	Trump Marina	TER Consolidated*
	(dollars in thousands)
Revenues:
Gaming	$139,709	$83,528	$66,867	$290,104
Other	30,805	21,693	17,574	70,072

Gross revenues	170,514	105,221	84,441	360,176
Less: Promotional allowances	38,611	28,403	15,895	82,909

Net Revenues	131,903	76,818	68,546	277,267

Costs and Expenses:
Gaming	58,450	40,884	30,413	129,747
Other	8,338	5,851	4,865	19,054
General & administrative	29,566	17,848	17,356	73,815
Depreciation & amortization	7,935	4,757	3,509	16,244
Reorganization expense and related costs	281	18	47	5,741

Total Costs and Expenses	104,570	69,358	56,190	244,601

Income from operations	27,333	7,460	12,356	32,666

Non-operating income	305	134	197	696
Interest expense ***	(12,537)	(7,289)	(5,210)	(32,735)

Total Non-operating Expense, Net	(12,232)	(7,155)	(5,013)	(32,039)

Provision for income taxes	(695)	(1,248)	(392)	(2,335)

Income (loss) from continuing operations	14,406	(943)	6,951	(1,708)
Income from discontinued operations from Trump Indiana	—	—	—	5,935

Minority interest	—	—	—	(993)

Net Income (Loss)	$14,406	$(943)	$6,951	$3,234

*	Intercompany eliminations, revenues and expenses are not separately shown. Amounts for TER on a consolidated basis include amounts for TER that are not allocated to each property. As such, amounts for TER on a consolidated basis may not equal the sum of amounts for the Trump Casino Properties.

***	Interest expense includes interest on intercompany notes from TER Holdings.

	Predecessor Company Three Months Ended September 30, 2004
	Trump Taj Mahal	Trump Plaza	Trump Marina	TER Consolidated*
	(dollars in thousands)
Table Game Revenues (1)	$36,037	$21,228	$15,467	$72,732
Table Game Drop (2)	$237,644	$148,155	$97,799	$483,598
Table Win Percentage (3)	15.2%	14.3%	15.8%	15.0%
Number of Table Games	127	90	76	293
Slot Revenues (4)	$91,860	$62,452	$56,137	$210,449
Slot Handle (5)	$1,194,222	$776,539	$706,660	$2,677,421
Slot Win Percentage (6)	7.7%	8.0%	7.9%	7.9%
Number of Slot Machines	4,419	2,863	2,538	9,820
Other Gaming Revenues	$7,109	$—	$157	$7,266
Total Gaming Revenues	$135,006	$83,680	$71,761	$290,447
Number of Guest Rooms	1,250	904	728	2,882
Occupancy Rate	98.7%	98.6%	95.7%	97.9%
Average Daily Rate (Room Revenue)	$82.07	$82.52	$82.49	$82.32

	Reorganized Company Three Months Ended September 30, 2005
	Trump Taj Mahal		Trump Plaza		Trump Marina		TER Consolidated*
	(dollars in thousands)
Table Game Revenues (1)	$42,193		$21,532		$14,774		$78,499
Increase (Decrease) over prior period	$6,156		$304		$(693)		$5,767
Table Game Drop (2)	$251,055		$151,987		$90,210		$493,252
Increase (Decrease) over prior period	$13,411		$3,832		$(7,589)		$9,654
Table Win Percentage (3)	16.8%		14.2%		16.4%		15.9%
Increase (Decrease) over prior period	1.6	pts	(0.1	) pts	0.6	pts	0.9	pts
Number of Table Games	128		91		84		303
Increase (Decrease) over prior period	1		1		8		10
Slot Revenues (4)	$90,513		$61,996		$51,971		$204,480
Increase (Decrease) over prior period	$(1,347)		$(456)		$(4,166)		$(5,969)
Slot Handle (5)	$1,154,774		$814,677		$650,284		$2,619,735
Increase (Decrease) over prior period	$(39,448)		$38,138		$(56,376)		$(57,686)
Slot Win Percentage (6)	7.8%		7.6%		8.0%		7.8%
Increase (Decrease) over prior period	0.1	pts	(0.4	) pts	0.1	pts	(0.1	) pts
Number of Slot Machines	4,342		2,824		2,477		9,643
Increase (Decrease) over prior period	(77)		(39)		(61)		(177)
Other Gaming Revenues	$7,003		$—		$122		$7,125
Increase (Decrease) over prior period	$(106)		$—		$(35)		$(141)
Total Gaming Revenues	$139,709		$83,528		$66,867		$290,104
Increase (Decrease) over prior period	$4,703		$(152)		$(4,894)		$(343)
Number of Guest Rooms	1,250		904		728		2,882
Occupancy Rate	96.0%		96.3%		91.2%		94.9%
Average Daily Rate (Room Revenue)	$82.90		$84.52		$87.71		$84.58

(1)	“Table Game Revenues” is defined as the total amount wagered by table game patrons (the “Table Game Drop”), less the amounts paid back to such patrons by the casino for winning wagers.

(2)	“Table Game Drop” is defined as the total amount wagered by table game patrons.

(3)	“Table Win Percentage” is defined as the ratio, expressed as a percentage, of Table Game Revenues to Table Game Drop.

(4)	“Slot Revenues” is defined as the total amount wagered by slot patrons (the “Slot Handle”), less the amount paid back to slot patrons by the casino for winning pulls.

(5)	“Slot Handle” is defined as the total amount wagered by slot patrons.

(6)	“Slot Win Percentage” is defined as the ratio, expressed as a percentage, of Slot Revenues to Slot Handle.

Gaming revenues are the primary source of TER’s revenues. The decrease in gaming revenues in the third quarter of 2005, versus the same period in 2004, was primarily due to decreased slot revenues at Trump Marina offset by increased table game revenues at Trump Taj Mahal.

Table game revenues increased by approximately $5,767,000, or 7.9%, from the comparable three month period in 2004 due primarily to the increase in the table game drop and win percentage at the Trump Taj Mahal. TER’s Atlantic City table game win percentages were 15% and 15.9% for the three months ended September 30, 2004 and 2005, respectively. The Atlantic City industry table game win percentages were 14.5% and 14.7% in the three months ended September 30, 2004 and 2005, respectively.

Slot revenues decreased by approximately $5,969,000, or 2.8%, from the comparable three month period in 2004. The decrease in slot revenues was primarily due to the decline in slot revenues at Trump Marina. The decline in slot revenues at Trump Marina was the result of a planned decrease in marketing costs which resulted in a generally corresponding decrease in expenses.

Promotional allowances decreased by approximately $5,999,000, or 6.7%, from the comparable three month period in 2004 primarily as a result of decreases in coin expenses at the Trump Taj Mahal and Trump Marina.

General and administrative expenses increased by approximately $9,624,000, or 15.0%, from the comparable three month period in 2004 as a result of approximately $2,600,000 increased utility expenses at the Trump Casino Properties. Additional development start-up costs of $3,625,000 for the Philadelphia Site were incurred by TER Holdings as well as increased professional fees.

Depreciation and amortization expenses decreased by approximately $8,767,000, or 34.8%, from the comparable period in 2004. Depreciation and amortization expenses primarily decreased due to the bankruptcy process and the revaluation of depreciable assets in accordance with the adoption of fresh start reporting. See Note 2 and Note 3 to our unaudited condensed consolidated financial statements.

The reorganization expenses, in the amount of approximately $5,741,000 for the three month period ended September 30, 2005, includes $4,875,000 of professional fees related to the bankruptcy process recorded subsequent to the emergence from the confirmation date and $2,796,000 of severance costs that were related to management changes following the Plan.

The quarter ended September 30, 2004 included approximately $1,610,000 in discontinued operations from the management of the Trump 29 Casino, which the Company had managed pursuant to a management agreement with a Native American tribe in Coachella, California through the end of 2004. Additionally, Trump Indiana’s results of operations were reclassified to discontinued operations for the three months ended September 2004 and 2005, which is under an agreement of sale.

Comparison of Nine-Month Periods Ended September 30, 2004 and 2005. The following tables include selected data of Trump Casino Properties.

	Predecessor Company Nine Months ended September 30, 2004
	Trump Taj Mahal	Trump Plaza	Trump Marina	TER Consolidated*
	(dollars in thousands)
Revenues:
Gaming	$377,692	$236,156	$198,990	$812,838
Other	83,658	55,400	48,214	187,272

Gross revenues	461,350	291,556	247,204	1,000,110
Less: Promotional allowances	101,648	75,582	56,667	233,897

Net Revenues	359,702	215,974	190,537	766,213

Costs and Expenses:
Gaming	171,268	113,676	92,061	377,005
Other	24,667	16,476	10,937	52,080
General & administrative **	76,237	47,563	47,350	184,227
Depreciation & amortization	36,570	18,879	16,306	71,801
Debt renegotiation costs	—	—	—	2,857

Total Costs and Expenses	308,742	196,594	166,654	687,970

Income from Operations	50,960	19,380	23,883	78,243

Non-operating income	39	2,424	118	2,070
Interest expense ***	(74,392)	(42,548)	(34,329)	(170,851)

Total Non-operating Expense, Net	(74,353)	(40,124)	(34,211)	(168,781)

Provision for income taxes	(1,912)	(1,287)	(1,115)	(4,314)

Loss from continuing operations	(25,305)	(22,031)	(11,443)	(94,852)
Discontinued operations:
Loss from operations from Trump Indiana	—	—	—	(2,544)
Income from operations from Trump 29	—	—	—	5,897

Net loss	$(25,305)	$(22,031)	$(11,443)	$(91,499)

*	Intercompany eliminations, revenues and expenses are not separately shown. Amounts for TER on a consolidated basis include amounts for TER that are not allocated to each property. As such, amounts for TER on a consolidated basis may not equal the sum of amounts for the Trump Casino Properties. TER consolidated amounts have been restated to reflect the results of Trump Indiana and Trump 29 as a discontinued operations.

**	Property financial information has been restated to exclude amounts for allocated corporate payroll and insurance expenses to conform to current presentation.

***	Interest expense includes interest on intercompany notes from predecessor entities of TER Holdings.

	Nine Months Ended September 30, 2005
	Trump Taj Mahal	Trump Plaza	Trump Marina	TER Consolidated*
	(dollars in thousands)
Revenues:
Gaming	$386,138	$231,361	$195,290	$812,789
Other	80,165	56,264	46,046	182,475

Gross revenues	466,303	287,625	241,336	995,264
Less: Promotional allowances	107,336	76,895	53,472	237,703

Net Revenues	358,967	210,730	187,864	757,561

Costs and Expenses:
Gaming	170,425	114,501	90,242	375,168
Other	24,617	15,787	10,603	51,007
General & administrative**	81,017	49,935	48,260	204,820
Depreciation & amortization	30,233	14,527	13,124	58,012
Reorganization (income) expense and related costs	(104,487)	(17,449)	42,096	(18,296)

Total Costs and Expenses	201,805	177,301	204,325	670,711

Income (loss) from Operations	157,162	33,429	(16,461)	86,850

Non-operating income	858	410	409	1,819
Interest expense***	(56,617)	(31,546)	(25,227)	(134,219)

Total Non-operating Expense, Net	(55,759)	(31,136)	(24,818)	(132,400)

Provision for income taxes	(1,936)	(2,061)	(1,123)	(5,120)

Income(loss) from continuing operations	99,467	232	(42,402)	(50,670)
Income from discontinued operations from Trump Indiana	—	—	—	126,393
Gain (loss) on debt extinguishment	143,353	79,365	(23,834)	196,932
Minority interest	—	—	—	1,347

Net income (loss)	$242,820	$79,597	$(66,236)	$274,002

*	Intercompany eliminations, revenues and expenses are not separately shown. Amounts for TER on a consolidated basis include amounts for TER that are not allocated to each property. As such, amounts for TER on a consolidated basis may not equal the sum of amounts for the Trump Casino Properties.

***	Interest expense includes interest on intercompany notes from TER Holdings and its predecessor entities.

	Predecessor Company Nine Months Ended September 30, 2004
	Trump Taj Mahal	Trump Plaza	Trump Marina	TER Consolidated*
	(dollars in thousands)
Table Game Revenues (1)	$107,489	$61,332	$42,093	$210,914
Table Game Drop (2)	$653,300	$420,888	$266,625	$1,340,813
Table Win Percentage (3)	16.5%	14.6%	15.8%	15.7%
Number of Table Games	127	91	75	293
Slot Revenues (4)	$251,929	$174,824	$156,488	$583,241
Slot Handle (5)	$3,247,768	$2,140,351	$1,986,266	$7,374,385
Slot Win Percentage (6)	7.8%	8.2%	7.9%	7.9%
Number of Slot Machines	4,401	2,851	2,516	9,768
Other Gaming Revenues	$18,274	$—	$409	$18,683
Total Gaming Revenues	$377,692	$236,156	$198,990	$812,838
Number of Guest Rooms	1,250	904	728	2,882
Occupancy Rate	94.7%	94.0%	87.2%	92.6%
Average Daily Rate (Room Revenue)	$76.79	$78.80	$80.82	$78.39

	Reorganized Company Nine Months Ended September 30, 2005
	Trump Taj Mahal		Trump Plaza		Trump Marina		TER Consolidated*
	(dollars in thousands)
Table Game Revenues (1)	$117,740		$61,041		$40,738		$219,519
Increase (Decrease) over prior period	$10,251		$(291)		$(1,355)		$8,605
Table Game Drop (2)	$693,888		$411,435		$247,058		$1,352,381
Increase (Decrease) over prior period	$40,588		$(9,453)		$(19,567)		$11,568
Table Win Percentage (3)	17.0%		14.8%		16.5%		16.2%
Increase (Decrease) over prior period	0.5	pts	0.2	pts	0.7	pts	0.5	pts
Number of Table Games	128		91		79		298
Increase (Decrease) over prior period	1		—		4		5
Slot Revenues (4)	$249,384		$170,320		$154,212		$573,916
Increase (Decrease) over prior period	$(2,545)		$(4,504)		$(2,276)		$(9,325)
Slot Handle (5)	$3,209,828		$2,198,555		$1,911,061		$7,319,444
Increase (Decrease) over prior period	$(37,940)		$58,204		$(75,205)		$(54,941)
Slot Win Percentage (6)	7.8%		7.7%		8.1%		7.8%
Increase (Decrease) over prior period	—	pts	(0.5	)pts	0.2	pts	(0.1	)pts
Number of Slot Machines	4,352		2,770		2,515		9,637
Increase (Decrease) over prior period	(49)		(81)		(1)		(131)
Other Gaming Revenues	$19,014		$—		$340		$19,354
Increase (Decrease) over prior period	$740		$—		$(69)		$671
Total Gaming Revenues	$386,138		$231,361		$195,290		$812,789
Increase (Decrease) over prior period	$8,446		$(4,795)		$(3,700)		$(49)
Number of Guest Rooms	1,250		904		728		2,882
Occupancy Rate	92.6%		92.1%		85.6%		90.7%
Average Daily Rate (Room Revenue)	$77.56		$79.44		$81.12		$79.01

(1)	“Table Game Revenues” is defined as the total amount wagered by table game patrons (the “Table Game Drop”), less the amounts paid back to such patrons by the casino for winning wagers.

(2)	“Table Game Drop” is defined as the total amount wagered by table game patrons.

(3)	“Table Win Percentage” is defined as the ratio, expressed as a percentage, of Table Game Revenues to Table Game Drop.

(4)	“Slot Revenues” is defined as the total amount wagered by slot patrons (the “Slot Handle”), less the amount paid back to slot patrons by the casino for winning pulls.

(5)	“Slot Handle” is defined as the total amount wagered by slot patrons.

(6)	“Slot Win Percentage” is defined as the ratio, expressed as a percentage, of Slot Revenues to Slot Handle.

Gaming revenues are the primary source of TER’s revenues. Total gaming revenues were fairly constant from the comparable period in 2004. Decreased gaming revenues at the Trump Plaza and Trump Marina were due to a more competitive marketplace, disruptions at the Trump Plaza from its casino renovation program and the planned decrease in marketing costs at the Trump Marina with its corresponding decrease in expenses. Increased gaming revenues at the Trump Taj Mahal were due to increased table game revenues.

Table game revenues increased by approximately $8,605,000, or 4.1%, from the comparable period in 2004 due primarily to the increase in the table game drop at the Trump Taj Mahal and to the increase in the table win percentage at all of the properties from the comparable period of 2004. The improved table drop at the Trump Taj Mahal was the result of an increased level of play in the high-end segment of the table game market. TER’s Atlantic City table game win percentages were 15.7% and 16.2% for the nine months ended September 30, 2004 and 2005, respectively. The Atlantic City industry table game win percentages were 15.3% for both the nine months ended September 30, 2004 and 2005, respectively.

Slot revenues decreased by approximately $9,325,000, or 1.6%, from the comparable nine month period in 2004. The decrease in slot revenues was primarily due to the decline in slot revenues at the Atlantic City Properties due to a more competitive marketplace, anticipated disruptions at the Trump Plaza from its casino renovation program and the planned decrease in marketing costs at the Trump Marina with its corresponding decrease in expenses.

Promotional allowances increased by approximately $3,806,000, or 1.6%, from the comparable nine month period in 2004 primarily as a result of increases in coin and cash complimentary expenses at the Trump Taj Mahal.

General and administrative expenses increased by approximately $22,810,000, or 12.4%, from the comparable nine month period in 2004 as a result of increases of $4,930,000 in utility expenses at the Trump Casino Properties. Also TER Holdings incurred additional start-up development costs of $3,625,000 for the Philadelphia Site, $8,000,000 for the estimated fair value of certain fully-vested stock warrants issued to Mr. Trump upon emergence from chapter 11 proceedings, and increased professional fees.

Depreciation and amortization expenses decreased by approximately $13,789,000, or 19.2%, from the comparable period in 2004. Depreciation and amortization expenses primarily decreased due to the bankruptcy process and the revaluation of depreciable assets in accordance with the adoption of fresh start reporting. See Note 2 and Note 3 to our unaudited condensed consolidated financial statements.

Reorganization expense and related costs include professional fees and expenses incurred during the bankruptcy process, the revaluation of assets and liabilities pursuant to AICPA SOP 90-7, and for the period subsequent to the Effective Date of the Plan, professional fees related to the bankruptcy process recorded subsequent to the emergence from bankruptcy and severance costs that were related to management changes following the Plan.

TER recorded an extraordinary gain on debt extinguishment in the amount of approximately $196,932,000 during the period ended September 30, 2005 representing the reorganization of debt and equity in accordance with the Plan, including the discharge of pre-petition liabilities comprised principally of the TAC Notes and TCH Notes together with accrued interest thereon. See Note 2 and Note 3 to our unaudited condensed consolidated financial statements.

The nine months ended September 30, 2004 included approximately $5,897,000 in discontinued operations from the management of the Trump 29 Casino, which the Company had managed pursuant to a management agreement with a Native American tribe in Coachella, California through the end of 2004. Additionally, Trump Indiana’s results of operations were reclassified to discontinued operations for the nine months ended September 2004 and 2005, which is under an agreement of sale.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The estimated fair values of other financial instruments are as follows:

	September 30, 2005
	Carrying Amount	Fair Value
Issuer/Debt
TER Holdings and TER Funding
$1.25 billion 8.5% Senior Secured Notes due 2015	$1,250,000,000	$1,206,250,000

See also “Liquidity and Capital Resources” and Note 5 to our unaudited condensed consolidated financial statements, which is incorporated herein by reference.

ITEM 4.	CONTROLS AND PROCEDURES

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

(b) Changes in Internal Controls. There were no changes in the Registrants’ internal controls over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A reference is made to the information contained in Note 9 of our unaudited condensed consolidated financial statements included herein, which is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the Plan, the Company was authorized to implement a new stock incentive plan as soon as practicable after the Effective Date. At the Company’s 2005 Annual Stockholders’ Meeting held on October 6, 2005, the stockholders of the Company approved the 2005 Plan. The Compensation Committee of the Board made the following grants, effective on October 6, 2005:

•	Each of our seven non-employee directors was awarded 10,000 restricted shares of Common Stock;

•	James B. Perry, our President and Chief Executive Officer, and a director of the Board, was awarded 100,000 restricted shares; and

•	Mark Juliano, our Chief Operating Officer, was granted 90,000 restricted shares and stock options exercisable for 300,000 shares of Common Stock, at a purchase price of $17.75 per share.

The issuance of the securities described above were deemed to be exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the quarter ended September 30, 2005.

ITEM 5.	OTHER INFORMATION

By order dated September 14, 2005, the Bankruptcy Court approved the Company’s sale of the former World’s Fair site to a third party bidder for a sale price of $25.15 million in accordance with the Plan. The property was sold subject to a perpetual negative covenant prohibiting the purchaser (or any successor, assignee, lessee or occupant) from developing any casino or gaming activities on such property. The net proceeds of the sale are being held in escrow pending further order of the Bankruptcy Court, and upon release will be distributed to former holders of the Predecessor Company’s common stock (other than Mr. Trump) in connection with the Plan.

ITEM 6.	EXHIBITS

10.1+	Options Agreement, dated as of September 30, 2005, by and between Hunting Fox Associates I, L.P. and TER Keystone Development, LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the SEC)

10.2+	Form of Ground Lease by and between Hunting Fox Associates I, L.P. and TER Keystone Development, LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the SEC)

10.3	Stock Purchase Agreement, dated as of November 3, 2005, by and among The Majestic Star Casino, LLC and Trump Entertainment Resorts Holdings, L.P. (filed as Exhibit 10.1 to Form 8-K, filed on November 9, 2005 (File No. 001-13794), and incorporated herein by reference)

10.4*	Form of Trump Entertainment Resorts, Inc. 2005 Incentive Award Plan Restricted Stock Award Agreement (filed as Exhibit 10.1 to Form 8-K filed on October 11, 2005 (File No. 001-13794), and incorporated herein by reference)

10.5*	Employment Agreement, dated September 12, 2005, between Trump Plaza Associates, LLC and James Rigot (filed as Exhibit 10.1 to Form 8-K filed on September 23, 2005 (File No. 001-13794), and incorporated herein by reference)

10.6*	Employment Agreement, dated September 14, 2005, between Trump Taj Mahal Associates, LLC and Rosalind Krause (filed as Exhibit 10.2 to Form 8-K filed on September 23, 2005 (File No. 001-13794), and incorporated herein by reference)

10.7*	Trump Entertainment Resorts, Inc. 2005 Incentive Award Plan (filed as Annex A to the Proxy Statement of Trump Entertainment Resorts, Inc. filed on Schedule 14A on September 9, 2005 (File No. 001-13794), and incorporated herein by reference)

31.1	Certification by the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Executive Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended

31.3	Certification by the Chief Executive Officer of Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended

31.4	Certification by the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended

31.5	Certification by the Chief Financial Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended

31.6	Certification by the Chief Financial Officer of Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Executive Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of the Chief Financial Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.5	Certification of the Chief Executive Officer of Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.6	Certification of the Chief Financial Officer of Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	The Company has applied to the SEC for confidential treatment with respect to portions of this Exhibit. An unredacted version of this Exhibit has been submitted separately to the SEC.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUMP ENTERTAINMENT RESORTS, INC. (Registrant)

Date: November 14, 2005	By:	/s/ FRANCIS X. MCCARTHY, JR.
Francis X. McCarthy, Jr. Executive Vice President of Corporate Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P. (Registrant)

	By:	TRUMP ENTERTAINMENT RESORTS, INC., its general partner

Date: November 14, 2005	By:	/s/ FRANCIS X. MCCARTHY, JR.
Francis X. McCarthy, Jr. Executive Vice President of Corporate Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

TRUMP ENTERTAINMENT RESORTS FUNDING, INC. (Registrant)

Date: November 14, 2005	By:	/s/ FRANCIS X. MCCARTHY, JR.
Francis X. McCarthy, Jr. Executive Vice President of Corporate Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibits

10.1+	Options Agreement, dated as of September 30, 2005, by and between Hunting Fox Associates I, L.P. and TER Keystone Development, LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the SEC)

10.2+	Form of Ground Lease by and between Hunting Fox Associates I, L.P. and TER Keystone Development, LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the SEC)

10.3	Stock Purchase Agreement, dated as of November 3, 2005, by and among The Majestic Star Casino and Trump Entertainment Resorts Holdings, L.P. (filed as Exhibit 10.1 to Form 8-K filed on November 9, 2005 (File No. 001-13794), and incorporated herein by reference)

10.4*	Form of Trump Entertainment Resorts, Inc. 2005 Incentive Award Plan Restricted Stock Award Agreement (filed as Exhibit 10.1 to Form 8-K filed on October 11, 2005 (File No. 001-13794), and incorporated herein by reference)

10.5*	Employment Agreement, dated September 12, 2005, between Trump Plaza Associates, LLC and James Rigot (filed as Exhibit 10.1 to Form 8-K filed on September 23, 2005 (File No. 001-13794), and incorporated herein by reference)

10.6*	Employment Agreement, dated September 14, 2005, between Trump Taj Mahal Associates, LLC and Rosalind Krause (filed as Exhibit 10.2 to Form 8-K filed on September 23, 2005 (File No. 001-13794), and incorporated herein by reference)

10.7*	Trump Entertainment Resorts, Inc. 2005 Incentive Award Plan (filed as Annex A to the Proxy Statement of Trump Entertainment Resorts, Inc. filed on Schedule 14A on September 9, 2005 (File No. 001-13794), and incorporated herein by reference)

31.1	Certification by the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Executive Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended

31.3	Certification by the Chief Executive Officer of Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended

31.4	Certification by the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended

31.5	Certification by the Chief Financial Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended

31.6	Certification by the Chief Financial Officer of Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Executive Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of the Chief Financial Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.5	Certification of the Chief Executive Officer of Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.6	Certification of the Chief Financial Officer of Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	The Company has applied to the SEC for confidential treatment with respect to portions of this Exhibit. An unredacted version of this Exhibit has been submitted separately to the SEC.

*	Management contract or compensatory plan or arrangement.