Form 10-K
period 2005-12-31
TRUMP ENTERTAINMENT RESORTS, INC.; TRUMP ENTERTAINMENT RESORTS FUNDING INC; TRUMP ENTERTAINMENT RESORTS HOLDINGS LP
filed 2006-03-14
CIK 943320, 943323, 943322

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

TRUMP ENTERTAINMENT RESORTS, INC.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

TRUMP ENTERTAINMENT RESORTS FUNDING, INC.

(Exact name of registrants as specified in their charters)

Delaware	1-13794	13-3818402
Delaware	33-90786	13-3818407
Delaware	33-90786-01	13-3818405
(State or other jurisdiction of incorporation or organization)	(Commission File Numbers)	(I.R.S. Employer Identification No.)

1000 Boardwalk at Virginia Avenue

Atlantic City, New Jersey 08401

(609) 449-6515

(Address, including zip code, and telephone number, including area code, of principal executive offices)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of Each Class
Trump Entertainment Resorts, Inc.	Common Stock, par value $0.001 per share
Trump Entertainment Resorts Holdings, L.P.	None
Trump Entertainment Resorts Funding, Inc.	None

Indicate by check mark if each registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if each registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Trump Entertainment Resorts, Inc.
Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐
Trump Entertainment Resorts Holdings, L.P.
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒
Trump Entertainment Resorts Funding, Inc.
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common equity of Trump Entertainment Resorts, Inc. held by non-affiliates as of June 30, 2005 was approximately $367,561,434, based upon the closing price of $13.60 for the common stock in the Over-the-Counter Market on that date. The aggregate market value of the voting and non-voting common equity of Trump Entertainment Resorts Funding, Inc. held by non-affiliates as of June 30, 2005 was $0. The common stock of Trump Entertainment Resorts, Inc. has been trading on the Nasdaq National Market since September 20, 2005 under the ticker symbol “TRMP.”

As of March 6, 2006, there were 27,635,876 shares of common stock and 900 shares of class B common stock (having a voting equivalency of 9,377,484 shares of common stock) of Trump Entertainment Resorts, Inc. outstanding. As of March 6, 2006, there were 100 shares of common stock of Trump Entertainment Resorts Funding, Inc. outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of Trump Entertainment Resorts, Inc.’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2006 annual meeting of stockholders of Trump Entertainment Resorts, Inc. are incorporated by reference into Part III of this Report.

i

PART I

Item 1.	Business

In this Report, “TER” means Trump Entertainment Resorts, Inc., a Delaware corporation. The words “we,” “us,” “our” and similar terms collectively refer to TER and its subsidiaries, including, but not limited to, Trump Entertainment Resorts Holdings, L.P., a Delaware limited partnership of which TER is the sole general partner and an indirect limited partner (“TER Holdings”), and Trump Entertainment Resorts Funding, Inc., a Delaware corporation wholly-owned by TER Holdings (“TER Funding”). TER Holdings and TER Funding are co-issuers of $1.25 billion aggregate principal amount of 8.5% Senior Secured Notes due 2015 (the “Senior Notes”) issued in connection with our reorganization consummated on May 20, 2005, as discussed more fully below.

We are the successors to Trump Hotels & Casino Resorts, Inc., a Delaware corporation formed in 1995 (“THCR”), and its subsidiaries.

The Company

General. We own and operate three casino hotel properties in Atlantic City, New Jersey: Trump Taj Mahal Casino Resort (“Trump Taj Mahal”), Trump Plaza Hotel and Casino (“Trump Plaza”), and Trump Marina Hotel Casino (“Trump Marina”). Our company is the sole vehicle through which Donald J. Trump, the Chairman of our board of directors (the “Board”) and our largest individual stockholder, conducts gaming activities and strives to provide customers with outstanding casino resort and entertainment experiences consistent with the Donald J. Trump standard of excellence. Our company is separate and distinct from Mr. Trump’s real estate and other holdings.

The following is a summary of our casino properties at December 31, 2005:

Casino Property	2005 Net Revenues (000’s)	Number of Rooms / Suites	Approximate Number of Gaming Tables	Approximate Number of Slot Machines
Trump Taj Mahal	$477,703	1,250	205	4,269
Trump Plaza	273,391	906	92	2,703
Trump Marina	241,127	728	76	2,356

Total	$992,221	2,884	373	9,328

Emergence from Bankruptcy. On May 20, 2005 (the “Effective Date”), we emerged from reorganization proceedings voluntarily commenced by THCR and certain of its subsidiaries (the “Debtors”) on November 21, 2004 under chapter 11 of the United States Bankruptcy Code. On the Effective Date, all material conditions to our plan of reorganization (the “Plan”) were satisfied, and we recapitalized and renamed our company, “Trump Entertainment Resorts, Inc.,” merged and/or dissolved certain of THCR’s subsidiaries, consolidated our indebtedness and substantially reduced our debt service requirements. For a more comprehensive overview of the reorganization, see “Emergence from Bankruptcy” below.

Sale of Trump Indiana. In December 2005, we sold one of our subsidiaries, Trump Indiana, Inc., through which we owned and operated Trump Casino Hotel, a riverboat casino and hotel at Buffington Harbor, in Gary, Indiana (“Trump Indiana”), to The Majestic Star Casino, LLC for a gross purchase price of $253 million, subject to certain adjustments. The sale resulted in approximately $227 million in net proceeds to us after accounting for certain taxes, fees and other closing costs and expenses incurred in conjunction with the sale. The sale also included our 50% interest in all common land-based and waterside operations in support of Trump Indiana, including our interests in a parking garage at the site.

Our consolidated financial statements included in this Report reflect Trump Indiana as a discontinued operation. The consolidated financial statements for prior periods have been restated to be consistent with such presentation.

Investor Information

We are a public company and are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other issuers that file electronically.

Our website address is http://www.trumpcasinos.com. We make available, without charge, through our website, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. References in this document to our website are not and should not be considered part of this Report, and the information on our website is not incorporated by reference in this Report.

Our Corporate Governance Guidelines, Code of Business Conduct, Code of Ethics for Principal Officers and Directors, and the charters of our Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee and Executive Committee, are available free of charge on our website under the “Board and Board Committee Charters” link in the “Corporate Information” section.

The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 about the disclosure contained in this Report are attached hereto and available on our website.

Business and Marketing Strategy

General. Following our reorganization in May 2005, we set out to transform our company from an organization struggling to survive to a company poised for growth. As part of this transformation, we have begun several initiatives aimed at improving our physical plant, operating results and changing our corporate culture.

Recruitment of Key Management Personnel. We have reinforced our management team with several key executives with proven success at highly regarded and respected casino companies. These individuals bring a variety of skills to our company, including turnaround management, casino marketing and operations, design and construction and financial acumen.

Jim Perry joined our Board on the Effective Date and was named Chief Executive Officer and President in July 2005. Mr. Perry has had a long and distinguished career in the casino industry including serving as Chief Executive Officer and President of Argosy Gaming Company. While at Argosy, he recruited and led a management team through a period of tremendous growth, resulting in Argosy being recognized as a premier casino operator and Mr. Perry being named “CEO of the Year” in the gaming industry.

Mark Juliano, an internationally recognized casino executive with a lengthy and successful career in the gaming industry, was named Chief Operating Officer in August 2005. Mr. Juliano served as President of Caesar’s Atlantic City from 1994 to 1999, and most recently, as President of Caesars Palace in Las Vegas.

Dale Black joined us in November 2005 as Executive Vice President and Chief Financial Officer, bringing 20 years of public accounting and corporate finance experience. He spent the last 12 years at Argosy Gaming Company, becoming Chief Financial Officer in 1998.

Virginia McDowell was appointed Executive Vice President and Chief Information Officer in October 2005, bringing 25 years of experience in operations, business development, marketing and technology in Atlantic City and, most recently, with Argosy Gaming.

Paul Keller was named Executive Vice President of Design and Construction in October 2005, joining us from a similar position with Argosy Gaming for the last 12 years. He previously held a leadership role with Walt Disney Imagineering where he was involved in the Epcot Center and Tokyo Disneyland projects.

Jim Rigot rejoined us as General Manager of Trump Plaza in September 2005, after opening the property as a Casino Shift Manager in 1984 and later serving as Executive Vice President of Casino Operations. He gained 30 years of gaming industry experience with Harrah’s, Tropicana Casino Resort, Foxwoods Casino Resort and, most recently as Vice President of Table Games at the Borgata Resort Spa and Casino.

Rosalind Krause was named Assistant General Manager of Trump Taj Mahal in September 2005, after serving in a similar position with Paris Las Vegas. She is a veteran gaming executive with experience at Caesars Entertainment and Harrah’s Entertainment in both the Atlantic City and Las Vegas markets.

Increase Capital Spending to Reinvigorate Our Properties and Operations. During the several years leading up to our reorganization, we did not have sufficient capital to keep our properties competitive from a physical standpoint. Our new capital structure coupled with the recent sale of Trump Indiana in December 2005 have given us the necessary capital to reinvest in our properties to enable us to create the feeling of comfort, fun and excitement that our customers expect and to improve the back of house areas for our employees.

In 2005, we renovated nearly all of the standard rooms at our hotels, with the remaining rooms and suites to be completed in 2006. In addition, we are nearing the completion of a $22 million renovation to Trump Plaza’s casino floor, transforming the ambience and level of comfort for our customers.

In December 2005, we announced a $110 million capital plan which will commence in 2006, and is expected to take 18 months to complete. This is the first phase of a multi-year effort to update and improve our three existing properties.

At Trump Plaza, our plans include changes to the entrance and lobby area to enhance the sense of arrival to our property, and to replace the “New Yorker” restaurant with a new $4 million food venue. We also plan to begin a facelift of the original oceanfront façade which faces the neighboring Ocean One Mall which is being renovated and expected to re-open, as the Forum Shops, in 2006.

At Trump Taj Mahal, we plan on completely renovating the entrance corridor from the parking garage into a new retail and restaurant promenade. On the casino floor, we plan on adding a new casino lounge featuring entertainment, a new high-end Asian themed gaming area, a new and enlarged noodle bar, in addition to general renovations of the casino floor. We are also renovating our penthouse suites at the Trump Taj Mahal.

At Trump Marina, we are planning for renovations to the meeting and convention space, improvements to the casino floor, creation of a new direct entrance onto the casino from the parking garage, construction of a new food venue, and new retail offerings.

In addition to the $110 million in renovation capital, we anticipate breaking ground in June 2006 on a new 800-room hotel tower at Trump Taj Mahal. Our current estimate for this project is approximately $250 million, including infrastructure improvements and connections necessary to integrate the new tower with the existing facility. We expect the construction to take two years. We are also exploring a master plan to add room towers at Trump Plaza and Trump Marina over the next several years.

In addition to the physical changes to the properties, we have committed to several technology initiatives over the next two years that we feel will have a profound impact on our operations, including updating and standardizing our casino management systems, implementing a data warehouse and the introduction of yield management and centralized scheduling systems.

Improve Our Operating Results. We have initiated the first steps of a multifaceted plan to improve our operating results. Our goal is to become recognized as a leader in operations in order to increase value for our stockholders and provide a platform for growth.

In 2005, we reduced our management structure at our three properties to create clearer lines of responsibility and accountability, saving over $3 million annually.

We initiated what will be an ongoing process of surveying Atlantic City customers to determine the attributes most important to them in selecting which casinos to visit. We also asked these customers to rank us against our competitors in performance against these attributes. We are using the results of this research to design our operating, marketing and capital plans around the needs of our customers.

The yield management system will insure that we have the proper mix of customers in our hotel rooms at the right times and at the right price. This will help us to improve the cash hotel revenues and increase our gaming revenue.

We also plan to implement a centralized scheduling system at each of our casinos to more efficiently plan our staffing to expected demand and to allow our department managers to spend more time throughout the facility enabling them to better address our customers’ needs.

We will continue to identify ways to improve our operations with a focus on becoming recognized as one of the premier operators in the industry. We plan to introduce new customer service and leadership development programs in 2006 to reward our employees for displaying those attributes that are most important to customers and to provide our managers with the tools necessary to become more dynamic and effective leaders capable of executing our strategies for the future.

Improve Marketing Programs. Our marketing costs as a percentage of revenues are approximately 4% higher than the average of our competitors. We have initiated several steps to improve our marketing expenditures to insure that we are providing the offers that appeal to the desired casino customers and that we are able to measure the profitability of these programs. Our goal is to focus our marketing spending on those programs that have the highest impact on our profitability and to shift our emphasis to attracting the right quality of customer as opposed to the quantity of customers.

One of the biggest changes in this area will be the implementation of data warehouse technology which will allow us much more efficiently to measure the profitability of marketing programs and to tailor those programs most effectively to the needs of specific customer groups.

Capitalize on Our Brand to Grow Our Business. The Trump brand is a tremendous asset. We plan to execute the initiatives above to allow us to take advantage of the Trump brand and expand our asset base. We are continually looking for opportunities to grow our business and diversify our cash flow. We plan to dedicate the necessary resources to identify those opportunities that best match up with our brand and provide the attractive returns for our shareholders.

Casino Properties and Other Ventures

Trump Taj Mahal Casino Resort. Trump Taj Mahal, located on the northern end of Atlantic City’s boardwalk (the “Boardwalk”), covers over 19 acres of land and features 1,250 hotel rooms, including 242 suites, 19 dining and 12 beverage locations, including nine restaurants that can accommodate approximately 3,000 diners at any given time, and approximately 140,000 square feet of ballroom, meeting room and pre-function area space. The property also features approximately 158,500 square feet of gaming space that includes approximately 205 table games (including poker tables), approximately 4,269 slot machines and an approximately 12,000 square-foot Poker, Keno and Race Simulcasting room and an Asian-themed table game area offering popular Asian table games. Trump Taj Mahal also features the following: an approximately 20,000 square foot multi-purpose entertainment complex known as the “Xanadu Theater,” with seating capacity for up to approximately 1,200 people, which can be used as a theater, concert hall, boxing arena or exhibition hall; the Casbah nightclub; the Mark G. Etess Arena, featuring approximately 63,000 square feet of exhibition and entertainment space which can accommodate over 5,000 people; and a health club, spa and fitness center with an Olympic style indoor pool. Trump Taj Mahal also has a parking garage for approximately 6,950 cars, a 22 bay bus terminal and a roof-top helipad.

Trump Plaza Hotel and Casino. Trump Plaza is located at the center of the Boardwalk at the end of the Atlantic City Expressway (the main highway into the city) with direct access to Boardwalk Hall (an entertainment and sporting venue owned and operated by the New Jersey Sports and Exposition Authority that can accommodate up to approximately 13,000 people). Trump Plaza features approximately 906 hotel rooms, including approximately 114 suites, approximately 96,389 square feet of casino space with approximately 2,703 slot machines and approximately 92 table games. Amenities include approximately 28,000 square feet of conference space, an approximately 800-seat cabaret theater, two cocktail lounges, nine restaurants, one player club, a seasonal beach bar, health spa, an indoor pool, arcade and five retail outlets. Trump Plaza’s parking garage can accommodate 13 buses and approximately 2,700 cars.

Trump Marina Hotel Casino. Trump Marina covers a 14.6 acre tract of land in Atlantic City’s marina district, overlooks the Senator Frank S. Farley State Marina and features a 27-story hotel with 728 guest rooms, including 153 suites, 97 of which are luxury suites. The casino offers approximately 80,000 square feet of gaming space, approximately 2,356 slot machines, approximately 76 table games, a simulcast racetrack facility and approximately 58,000 square feet of convention, ballroom and meeting space. Trump Marina also features an approximately 540-seat cabaret-style theater, a nightclub, two player clubs, two retail stores, seven restaurants, a cocktail lounge, a recreation deck complete with a health spa, outdoor pool, tennis and shuffleboard courts, basketball courts, jogging track and a pool side snack bar. To facilitate access to the property, Trump Marina has a nine-story parking garage capable of accommodating approximately 3,000 cars. Trump Marina also has an 11 bay bus terminal and a roof-top helipad.

Philadelphia Venture. On September 30, 2005, we entered into an options agreement with Hunting Fox Associates I, L.P. relating to an approximately 18-acre parcel of land in the Huntington Park Industrial Area (known as the Budd Commerce Center) in the Nicetown section of Philadelphia, Pennsylvania for the potential development of a gaming facility. Our entry into the options agreement represented our first step in applying for one of only two Category 2 Slot Licenses available pursuant to legislation in the City of Philadelphia and one of only five available in Pennsylvania. We believe the Category 2 Slot Licenses could be issued by the Pennsylvania Gaming Control Board (the “Control Board”) by the end of 2006 and will each initially allow the operation of up to 3,000 slot machines with the ability to apply for an additional 2,000 slot machines. On December 26, 2005, we formed Keystone Redevelopment Partners LLC (“Keystone”) with a group of local investors, including Pat Croce and certain members of the musical group Boyz II Men, to pursue this license and for the purposes of jointly leasing or purchasing the 18-acre parcel of land and to construct, own and operate a gaming and entertainment facility on the property. We also entered into a management agreement pursuant to which we became Keystone’s exclusive agent to manage and operate the facility on its behalf in the event we are awarded one of the licenses. On December 28, 2005, we and Keystone submitted our application for the slot license to the Control Board. Initial hearings on the five applications for the two Philadelphia Category 2 Slot Licenses are currently scheduled by the Control Board to be held from April 10 to 12, 2006 in Philadelphia.

Rhode Island Venture. We are also actively pursuing a potential venture in Johnston, Rhode Island, near Providence. Initiation of casino gaming in Rhode Island would require a change to the state constitution, and for several years, state lawmakers have been negotiating terms and tax rates for an exclusive casino operating licenses with a Native American tribe and its backers. In 2004, legislation to put a proposal on the ballot was derailed by the Rhode Island State Supreme Court.

In February 2006, we began a campaign to persuade Rhode Island legislators to establish terms and tax rates independently, and then allow competitive bidding for any new casino licenses. Recently, we and our development partner, Ajax Gaming Venture LLC, met with the Johnston town council to present plans for a potential $750 million to $1 billion facility that would include a casino, hotel, 30,000 square feet of retail space and 4,000 to 5,000 square-foot entertainment center on a 112-acre site. Although this project would be several years in the future, we believe it represents a growth opportunity for our company if expanded gaming is approved in Rhode Island.

Competition

Atlantic City Market. The Atlantic City market serves the New York-Philadelphia-Baltimore-Washington, D.C. corridor with nearly 30 million adults living within a three-hour driving radius, and has historically generated consistent growth in gaming revenues. The Atlantic City market is the second largest gaming market in the United States, second only to Las Vegas. In 2005, the 12 casinos in the Atlantic City market generated $5.0 billion in casino revenue. Our three casinos combined have approximately 23.1% of the gaming positions and 19% of the hotel rooms in the Atlantic City market and generate approximately 21.4% of the market gaming revenue.

Competition in Atlantic City is intense and is increasing. At the present time, the 12 casino hotels located in Atlantic City, including each of our properties, compete with each other on the basis of customer service, quality and extent of amenities. For this reason, we and our competitors require substantial capital expenditures to compete effectively.

In the past few years, our competitors in Atlantic City have announced or completed new development and expansion projects. The Borgata Casino Hotel and Spa is in its first expansion phase, expected to be completed in spring 2006, which will include additional restaurants and a nightclub. The Borgata has also announced its second phase, expected to be completed by the end of 2007, which will include a new 800-room hotel tower, resort condominiums, a spa, retail shops, and meeting space.

In June 2005, Harrah’s Entertainment Inc. acquired Caesars Entertainment Inc. In July 2005, Harrah’s Entertainment Inc.’s House of Blues Club opened at Harrah’s Showboat property which is adjacent to the Trump Taj Mahal. This approximately $90 million project added a range of amenities to the property, including a concert hall, nightclub, themed gaming space and a restaurant.

Harrah’s is renovating Ocean One Mall at Caesars Atlantic City into an upscale retail and entertainment complex, which is expected to open in 2006.

Harrah’s Atlantic City has started construction of a major expansion project which is expected to include approximately 172,000 square feet of retail and entertainment space, a spa which is expected to open in 2007 and a 964 room hotel tower which is expected to open in 2008.

In November 2004, Aztar Corp. completed its expansion of its Tropicana Atlantic City property. The expansion included an additional 502 hotel rooms and a 200,000 square foot themed retail, dining and entertainment complex.

In the second quarter of 2004, Resorts Atlantic City completed construction of a 459-room hotel tower with additional gaming space.

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

We cannot ascertain at this time the effects that any of the above-mentioned new projects will have on the Atlantic City gaming market. However, the added strength of these competitors and resulting economies-of-scale could further diminish our market share in the market in which we compete.

Meadowlands Racino. During 2003, bills were introduced in the New Jersey Legislature to authorize the New Jersey Lottery Commission to permit the operation of video lottery terminals (“VLTs”) at the at the Meadowlands Racetrack. The Meadowlands is located approximately 125 miles north of Atlantic City and less than ten miles from midtown Manhattan. Slot machines or VLT gaming at the Meadowlands could adversely affect Atlantic City casinos, including our casinos.

Pennsylvania. In July 2004, the Pennsylvania legislature enacted the Race Horse Development and Gaming Act which authorizes the Control Board to permit a total of up to 61,000 slot machines in up to 14 different licensed locations in Pennsylvania, seven at racetracks (each with up to 5,000 slot machines), and five at slot parlors (two in Philadelphia, one in Pittsburgh and two elsewhere, each with up to 5,000 slot machines) and two at established resorts (each with up to 500 slot machines). Twenty-five applications are now pending with the Control Board for these 14 licenses, including our application which is one of five for the two Category 2 Slot Licenses available in the City of Philadelphia. Three of the racetracks and the two Philadelphia slot parlors are located in our market area. It is possible that slot machine operations could commence in late 2006 at the racetracks and that, by 2007, up to 15,000 slot machines could be operating at these locations. Our license application may not be granted by the Control Board and, even if granted, competition from five Philadelphia area slot machine facilities could adversely impact our Atlantic City casinos. For the status of our license application see “Casino Properties and Other Ventures—Philadelphia Venture” above.

New York. Pursuant to legislation enacted in 2001, the Division of the Lottery of the State of New York is authorized to permit the installation of VLTs at various horse racing facilities in New York. During 2004, VLT operations commenced at each of four upstate and western New York racetracks and at a fifth racetrack in Sullivan County, which is considerably closer (approximately 95 miles) to Manhattan. Two additional VLT facilities are presently under construction, one at Aqueduct Racetrack in Queens and the other at Yonkers Raceway in Yonkers, locations less than 15 miles from Manhattan. The Aqueduct facility will be managed by an affiliate of MGM-Mirage and is expected to begin operating 4,500 VLTs in late 2006. The Yonkers facility is expected to begin operating 3,000 VLTs in late 2006 and, within a few months, increase in size to 5,500 VLTs. The 2001 legislation also authorized the Governor of New York to negotiate compacts authorizing the operation of up to six Native American casino facilities including slot machine gaming. A compact negotiated in 2002 authorized three such facilities located in the western part of New York and outside of our primary market area. The remaining three Native American casinos, if developed, are required by law to be located in either Sullivan County or Ulster County, adjoining counties approximately 100 miles northwest of Manhattan. Competition from the VLT facilities now under construction at Aqueduct and Yonkers and from such Native American casinos as may be authorized and operated in Sullivan or Ulster County could adversely impact our casinos.

Native American Tribes. Our properties also face considerable competition from casino facilities operated by federally recognized Native American tribes, such as Foxwoods Resort Casino in Ledyard, Connecticut and Mohegan Sun Casino Resort in Uncasville, Connecticut. Pursuant to the Indian Gaming Regulatory Act (the “IGRA”), which was passed by Congress in 1988, any state that permits casino-style gaming, even if only for limited charity purposes, is required to negotiate gaming compacts with federally recognized Native American tribes. Under the IGRA, Native American tribes enjoy comparative freedom from regulation and taxation of gaming operations, which provides them with an advantage over their competitors, including our properties.

In addition, Native American nations have sought or are seeking federal recognition, land and gaming compacts in New York, Pennsylvania, Connecticut and other states near Atlantic City. If successful, additional casinos built in or near this portion of the United States could have a material adverse effect on the business and operations of our properties.

There could be further competition in our markets as a result of the upgrading or expansion of facilities by existing market participants, the entrance of new gaming participants into a market or legislative changes. We expect each market in which we participate, both current and prospective, to be highly competitive.

Regulatory and Licensing

Gaming Regulation. The gaming industry is highly regulated, and we must maintain our casino licenses and pay gaming taxes to continue our gaming operations. Each of our casinos is subject to extensive regulation under the statutes and regulations of the State of New Jersey. Also, since February 2004, we have been a registered publicly traded corporation with the Nevada Gaming Control Board (the “NGCB”) under the Nevada Gaming Control Act and are subject to the licensing and regulatory control of the Nevada Gaming Commission, the NGCB and the Clark County Liquor and Gaming Licensing Board. These statutes and regulations generally concern the financial stability of the casino licensee, the good character of the owners, managers and employees and of other persons with financial interests in the gaming operations (including those with certain ownership levels of a casino licensee’s securities) and the procedures and controls which govern those gaming operations. A more detailed description of New Jersey and Nevada laws and regulations to which we are subject is contained in Exhibit 99.1 to this Report and is incorporated by reference herein. Gaming operations that we may undertake in the future in other jurisdictions, including but not limited to, Philadelphia, will also subject us and such operations to regulations by such other jurisdictions.

Other Regulation. In addition to gaming regulations, our business is subject to various other federal, state and local laws and regulations, including but not limited to, restrictions and conditions concerning taxation, treasury regulations, building code and land use requirements, environmental matters and local licenses and permits. United States Department of Treasury (“DOT”) regulations require casinos to report currency transactions involving more than $10,000 per patron per gaming day. Treasury Financial Crimes Enforcement Network regulations further require casinos to report certain gaming patron transactions involving suspicious activity. We have established internal control procedures to comply with these DOT regulations, including: (i) computer exception reporting; (ii) review of currency and suspicious activity transactions and reporting by committees comprised of casino operations, marketing and administration executives; (iii) internal audit testing of DOT regulation compliance; (iv) training employees to comply with DOT regulations; and (v) a disciplinary program for employee violations.

We believe that all required licenses, permits and other approvals necessary to conduct our business have been obtained for our operations in the State of New Jersey and elsewhere. Material changes in these laws or regulations or in the interpretation of the same by courts or administrative agencies could adversely affect our company, including its operating results.

Smoking Ban. On January 9, 2006, the New Jersey Legislature adopted the New Jersey Smoke-Free Air Act, which will take effect on April 15, 2006. The law prohibits the smoking of tobacco in structurally enclosed indoor public places and workplaces in New Jersey, including licensed casino hotels. The law permits smoking within the perimeter of casino and casino simulcasting areas, and permits 20% of hotel guest rooms to be designated as smoking rooms. Several bills have been introduced in the New Jersey State Assembly and State Senate to repeal the exemption to the smoking ban for casino and casino simulcasting areas. The New Jersey ban on smoking in indoor public places and, if enacted, a repeal of the exemption for casino and casino simulcasting areas could have a material adverse effect on the Atlantic City gaming market, including our casinos.

Employees and Labor Relations

Number of Employees. The table below sets forth the approximate number of our full-time equivalent employees working at each of our properties as of December 31, 2005:

Property	Number of Full-Time Equivalent Employees
Trump Taj Mahal	3,500
Trump Plaza	2,200
Trump Marina	1,800

Total	7,500

Collective Bargaining Agreements. Certain of our casino hotel employees are subject to collective bargaining agreements. Approximately 3,163 of our employees are covered by a collective bargaining agreement with Local 54, UNITE-HEREIU (Hotel Employees and Restaurant Employees International Union) which was effective September 15, 2004 and is set to expire on September 14, 2009. Approximately 223 of our employees are covered by a collective bargaining agreement with the International Union of Operating Engineers, Local 68 which was effective May 1, 2001 and expires on April 30, 2006. Approximately 92 of our employees are covered by a collective bargaining agreement with the United Brotherhood of Carpenters and Joiners of America, Local 623 which was effective May 1, 2001 and expires on April 30, 2006. Approximately 28 of our employees are covered by a collective bargaining agreement with the International Union of Painters & Allied Trades, District Council 711 which was effective May 1, 2001 and expires on April 30, 2006. Approximately 14 of our employees are covered by a collective bargaining agreement with the International Alliance of Theatrical Stage Employees, Local 917 which was effective July 1, 2001 and expires on June 30, 2006. Approximately 12 of our employees are covered by a collective bargaining agreement with the International Brotherhood of Teamsters, Local 331 which was effective March 1, 2005 and expires on February 28, 2007. We believe we have established productive and professional relationships with all of our collective bargaining partners as well as our represented and unrepresented employees.

Licensing Requirements. Certain of our employees are required to be licensed by, or registered with the New Jersey Casino Control Commission, depending upon the nature of their employment. Casino employees are subject to more stringent licensing requirements than non-casino employees, and are required to meet applicable standards pertaining to such matters as financial responsibility, good character, ability, casino training, experience and in-state residency. These regulations have resulted in significant competition for eligible employees.

Seasonality

Our cash flows from operating activities are seasonal in nature. Spring and summer are traditionally the peak seasons for our properties, with autumn and winter being non-peak seasons. Consequently, our operating results for the two quarters ending in March and December are not historically as profitable as the two quarters ending in June and September. Any excess cash flow achieved from operations during peak seasons is used to subsidize non-peak seasons. Performance in non-peak seasons is usually dependent on favorable weather and a long-weekend holiday calendar. In the event that we are unable to generate excess cash flows in one or more peak seasons, we may not be able to subsidize non-peak seasons, if necessary.

Emergence from Bankruptcy

On April 5, 2005, the United States Bankruptcy Court for the District of New Jersey entered an order confirming the Plan, which became effective on May 20, 2005. Upon effectiveness, all material conditions to the Plan were satisfied and the Debtors emerged from chapter 11. Pursuant to the Plan, we recapitalized and renamed our company, merged and/or dissolved certain of our subsidiaries, consolidated our indebtedness and substantially reduced our debt service requirements.

Distributions to Holders of THCR Common Stock

As part of the Plan, we implemented a 1,000 for 1 reverse stock split of THCR’s common stock, (which we refer to as “THCR Common Stock”) such that each 1,000 shares of THCR Common Stock immediately prior to the reverse stock split were consolidated into one share of common stock of TER (which we refer to as “TER Common Stock”), rounding up for fractional shares. Following the reverse stock split, holders of THCR Common Stock received an aggregate of approximately 19,944 shares of TER Common Stock (approximately 0.05% on a fully diluted basis for holders other than Mr. Trump). All options to acquire THCR Common Stock were cancelled. Such holders (other than Mr. Trump) also received Class A Warrants to purchase up to approximately 2,207,260 shares of TER Common Stock (approximately 5.34% on a fully diluted basis) and received an aggregate of $17.5 million in cash. Based on the foregoing, each holder of THCR Common Stock received:

•	0.001 shares of TER Common Stock for each share of THCR Common Stock beneficially owned by such holder, subject to the disposition of fractional interests following the reverse stock split;

•	Class A Warrants to purchase up to approximately 0.1106736 shares of TER Common Stock for each share of THCR Common Stock beneficially owned by such holder. The number of shares of a TER Common Stock into which such Class A Warrants are exercisable were rounded up to the nearest whole number; and

•	approximately $0.88 for each share of THCR Common Stock beneficially owned by such holder.

Under the Plan, the holders of THCR Common Stock are also entitled to receive a pro rata share of the net proceeds from the sale of the former World’s Fair site in Atlantic City, which was sold at auction for a purchase price of $25.15 million in September 2005. The net proceeds of the sale are being held in escrow pending further order of the Bankruptcy Court, and upon release, will be distributed to the former holders (other than Mr. Trump) of THCR Common Stock in connection with the Plan. See “Legal Proceedings” below.

Debt Restructuring

Distributions to Holders of TAC Notes. On the Effective Date, the holders of approximately $1.3 billion aggregate principal amount of 11.25% First Mortgage Notes due 2006 of Trump Atlantic City Associates and Trump Atlantic City Funding, Inc., Trump Atlantic City Funding II, Inc. and Trump Atlantic City Funding III, Inc., which we refer to collectively as the “TAC Notes,” were entitled to receive a pro rata allocation of the Senior Notes and TER Common Stock under the Plan, or could otherwise elect to either maximize the amount of the Senior Notes or TER Common Stock they would receive under the Plan. The following table reflects the various distributions for each $1,000 principal amount of TAC Notes depending on the election by the holders:

	Distribution
Election	Cash	TER Common Stock (# shares)	Senior Notes ($ principal amount)
Pro Rata	$53.51	20.250	$598
Maximize Senior Notes	$53.51	8.308	$773
Maximize TER Common Stock	$53.51	61.212	$0

In addition to the foregoing distribution, as of May 22, 2006 (the “Class A Warrant Expiration Date”), the holders of TAC Notes will be entitled to receive, on a pro rata basis, (i) the cash proceeds from the exercise of the Class A Warrants to purchase an aggregate of 3,425,193 shares of TER Common Stock, plus any interest accrued thereon, and (ii) to the extent any of the Class A Warrants are not exercised prior to the Class A Warrant Expiration Date, the shares of TER Common Stock reserved for issuance upon the exercise of such warrants.

Distributions to Holders of TCH First Priority Notes. On the Effective Date, the holders of approximately $435 million aggregate principal amount of 11.625% First Priority Mortgage Notes due 2010 of Trump Casino Holdings, LLC (“TCH”) and Trump Casino Funding, Inc. (“TCF”), which we refer to collectively as the “TCH First Priority Notes,” were entitled to receive a pro rata allocation of cash and TER Common Stock under the Plan, or could otherwise elect to either maximize the amount of cash or TER Common Stock they would receive. The following table reflects the various distributions for each $1,000 principal amount of TCH First Priority Notes depending on the election by the holders:

	Distribution
Election	Cash	TER Common Stock (# shares)	Senior Notes ($ principal amount)
Pro Rata	$72.80	1.370	$1,000
Maximize Cash	$88.91	0.266	$1,000
Maximize TER Common Stock	$22.80	4.795	$1,000

Holders of TCH First Priority Notes also received an additional amount of cash equal to the simple interest accrued on $425 million at the annual rate of 12.625% through the Effective Date on the regularly scheduled interest payment dates for the TCH First Priority Notes, provided that interest accrued from the last date through which interest was paid (March 15, 2005) through the Effective Date was distributed in cash on the Effective Date.

Distributions to Holders of TCH Second Priority Notes. On the Effective Date, holders of approximately $54.6 million aggregate principal amount of 17.625% Second Priority Mortgage Notes due 2010 of TCH and TCF, which we refer to as the “TCH Second Priority Notes,” and together with the TCH First Priority Notes, the “TCH Notes” received, for each $1,000 principal amount of TCH Second Priority Notes:

•	approximately $141.57 in cash;

•	approximately $874 principal amount of Senior Notes, and

•	approximately 2.66 shares of TER Common Stock.

Holders of TCH Second Priority Notes also received an additional amount of cash equal to simple interest accrued on (i) $54.6 million at the annual rate of 18.625% from the last scheduled date to which interest was paid (September 15, 2004) with respect to the TCH Second Priority Notes to February 21, 2005, and (ii) approximately $47.7 million at the annual rate of 8.5% from February 22, 2005 through the Effective Date.

Credit Facility and Senior Notes. On the Effective Date, we entered into a $500 million credit facility (the “Credit Facility”) with a syndicate of bank lenders with Morgan Stanley Senior Funding, Inc. as administrative agent. Our obligations under the Credit Facility are guaranteed by each of our direct and indirect restricted subsidiaries, and are secured by a first priority security interest in substantially all of these subsidiaries’ assets. Also on that date, TER Holdings and TER Funding issued the Senior Notes in connection with the Plan. On November 22, 2004, the Debtors had obtained debtor-in-possession financing which provided up to $100 million of borrowings during the Debtors’ chapter 11 cases, secured by a first priority priming lien on substantially all the assets of the Debtors. We used the proceeds from the Credit Facility to repay the debtor-in-possession financing.

Equity Capitalization

Immediately following the Effective Date, TER Common Stock was owned as set forth below, on a fully diluted basis, assuming the following:

•	the exercise of an aggregate of 3,425,193 Class A Warrants with an exercise price of $14.60 per share of TER Common Stock (consisting of 2,207,260 Class A Warrants issued to holders other than Mr. Trump and 1,217,933 Class A Warrants issued to Mr. Trump);

•	the exercise of an aggregate of 1,446,706 ten-year warrants issued to Mr. Trump having an exercise price of $21.90 per share of TER Common Stock; and

•	the exchange of Mr. Trump’s limited partnership interests in TER Holdings for an aggregate of 9,377,484 shares of TER Common Stock.

Beneficial Owner(s)	Approximate Percentage Ownership as of Effective Date
Former TAC Noteholders	63.69%
Donald J. Trump	29.15%
Other Stockholders (excluding Mr. Trump)	5.39%
Former TCH First Priority Noteholders	1.41%
Former TCH Second Priority Noteholders (excluding Mr. Trump)	0.35%

Total	100.00%

Item 1A.	Risk Factors

Our business is subject to a number of risks. You should carefully consider the following risk factors, together with all of the other information included or incorporated by reference in this annual report, before you decide whether to purchase TER securities. The risks set out below are not the only risks we face. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the trading price of TER securities could decline, and you may lose all or part of your investment.

We remain highly leveraged and our ability to generate cash depends on many factors beyond our control.

Although we have consolidated our long-term indebtedness and significantly reduced our debt service obligations through our reorganization, we remain a highly-leveraged company. Our aggregate long-term indebtedness totaled approximately $1.5 billion as of December 31, 2005. TER is a holding company and TER Holdings conducts substantially all of its operations through its subsidiaries. As a result, our ability to meet our debt service obligations, including debt service obligations on the Senior Notes and the Credit Facility, substantially depends on our properties’ ability to generate sufficient cash flow. This ability is, however, subject to general economic, financial, competitive, legislative, regulatory and other factors that may be unforeseeable and/or are beyond our control. This risk is highlighted by the fact that all of our current operations are concentrated in one market and any downturn in the Atlantic City market or any region from which we draw patrons may adversely impact our business, operations, results of operations and financial condition.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Credit Facility in an amount sufficient to enable us to pay our indebtedness or that future borrowings will be available to us under the Credit Facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

We need to increase capital expenditures to compete effectively and the terms of our indebtedness restrict our operating flexibility.

The gaming industry market is highly competitive and is expected to become more competitive in the future. Many of our competitors in Atlantic City have recently completed or announced significant development projects. Capital expenditures, such as room refurbishments, amenity upgrades and new gaming equipment, are necessary from time to time to enhance the competitiveness of our properties. While we have formulated and have begun to implement a strategic capital expenditure plan at each of our properties, including the construction of a hotel tower at Trump Taj Mahal to be commenced in June 2006, the Senior Notes and the Credit Facility limit our ability to:

•	incur additional debt;

•	raise capital;

•	pay dividends or make other distributions;

•	make investments;

•	sell assets;

•	engage in mergers or consolidations;

•	enter into affiliate transactions; or

•	grant liens, among other things.

Should any new projects fail to generate projected cash flows, our operating performance, revenues and earnings may be materially adversely affected. In addition, the Credit Facility imposes certain financial covenants that require us to comply with specified financial ratios and tests based on our cash flows and leverage position. These covenants restrict, to a certain degree, our financial and operating flexibility. Any failure to comply with any of these obligations could result in an event of default under the Senior Notes and our Credit Facility which, if not cured or waived, could result in the acceleration of the Senior Notes and amounts due under our Credit Facility then outstanding.

Our recently announced capital improvements are susceptible to delays, cost overages, business interruptions and other uncertainties, which could have an adverse effect on our business, financial condition and results of operations.

We have recently announced a series of capital improvements for all three of our properties, including the construction of an 800-room hotel tower at Trump Taj Mahal expected to commence in June 2006. Such development and capital improvement projects are susceptible to various risks and uncertainties, including, but not limited to the following:

•	favorable market conditions and consumer demand for the completed project;

•	general construction risks, such as cost overages, plan changes or specification modifications, shortages of equipment, materials or skilled labor, labor disputes, unforeseen environmental, engineering or geological problems, work stoppages, fire and other natural disasters, construction scheduling problems and weather interferences;

•	changes and concessions required by governmental or regulatory authorities;

•	delays in obtaining, or the inability to obtain, all licenses, permits and authorizations required to complete the project; and

•	disruption of our existing operations.

Any failure or delay to complete any new development or expansion project as planned, within budget or in a manner that generates anticipated revenue, could have an adverse effect on our business, financial condition and results of operations.

Gaming is a regulated industry and changes in the law could have a material adverse effect on our operations.

Gaming in New Jersey is regulated extensively by federal and state regulatory bodies, including the New Jersey Casino Control Commission and state and federal taxing, law enforcement and liquor control agencies. We and various of our officers and other qualifiers have received the licenses, permits and authorizations required to operate our properties. Failure to maintain or obtain the requisite casino licenses would have a material adverse effect on our business.

The Casino Control Commission consolidated and renewed our licenses to operate Trump Taj Mahal, Trump Plaza and Trump Marina until June 2007.

If new gaming regulations are adopted in the jurisdictions in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals have been introduced by the legislatures of New Jersey that, if enacted, could adversely affect the tax, regulatory, operations or other aspects of the gaming industry and our financial performance. Legislation of this type may be enacted in the future.

Pennsylvania and New York have enacted gaming legislation that may harm us, and other states may do so in the future.

In 2004, the Pennsylvania legislature enacted the Race Horse Development and Gaming Act. It authorizes the operation of slot machines in up to fourteen licensed locations in Pennsylvania, seven at racetracks (each with up to 5,000 slot machines), five at slot parlors (two in Philadelphia, one in Pittsburgh and two elsewhere, each with up to 5,000 slot machines) and two at established resorts (each with up to 500 slot machines). Twenty-five applications, including ours, are now pending for the fourteen licenses. Three of the racetrack sites, Pocono Downs, Philadelphia Park and Chester Downs, and the two Philadelphia slot parlors are located in our market area. Operations could commence at one or more of these five Philadelphia area locations in late 2006. By 2007, up to 15,000 slot machines could be operating there.

In 2001, the New York Legislature authorized the installation of VLTs at various horse racing facilities in the State. VLT facilities are presently under construction at Aqueduct Racetrack and Yonkers Raceway, locations less than fifteen miles from Manhattan. Aqueduct expects to begin operating 4,500 VLTs in late 2006. Yonkers expects to begin operating 3,000 VLTs in late 2006 and, within a few months, increase to 5,500 VLTs. The 2001 legislation also authorized the Governor of New York to negotiate compacts to allow up to six Native American casinos in the State including slot machines. Three have now been located in the western part of New York and outside of our primary market area but the remaining three, if approved and developed, are required by law to be located in either Sullivan or Ulster County, areas approximately 100 miles northwest of Manhattan.

In addition, other states near New Jersey, including Maryland, are currently contemplating gaming legislation. The net effect of gaming facilities in such other states, when operational, on the Atlantic City gaming market, including our properties, cannot be predicted. Since our market is primarily a drive-in market, legalized gaming in one or more states neighboring or within close proximity to New Jersey could have a material adverse effect on the Atlantic City gaming market overall, including our properties.

We might not be successful in pursuing additional gaming ventures in existing or emerging gaming markets, including Philadelphia.

We are continuously looking to grow our business and diversify our cash flow by actively pursuing opportunities to take advantage of the Trump brand and expand our asset base in additional gaming markets. In September 2005, one of our subsidiaries entered into an options agreement to lease or purchase land in Philadelphia for the possible development of a gaming facility in connection with our application for one of only two Category 2 Slot Licenses anticipated to be made available in Philadelphia and one of only five such licenses available in the Commonwealth of Pennsylvania. Competition for this slot license, as well as other gaming opportunities that are or are expected to become available in additional jurisdictions, is expected to be intense, and many of our known or anticipated competitors for available gaming licenses have greater resources and economies of scale than we do. We can not assure you that we will be successful in pursuing additional gaming ventures or developing additional gaming facilities, or procuring a slot license in Philadelphia.

Even if we were successful in gaining entry into any new gaming jurisdiction, including Philadelphia, our Credit Facility and the indenture governing the Senior Notes contain certain operating and financial restrictions which would prevent us from developing gaming facilities other than by entering into a joint venture arrangement or other arrangement with one or more third parties, such as we have entered into in connection with our Philadelphia slot license application, whereby we would co-develop or manage the facility.

Our business is subject to a variety of other risks and uncertainties.

In addition to the risk factors described above, our financial condition and results of operations could be affected by many events that are beyond our control, such as:

•	capital market conditions that could affect our ability to raise capital and access capital markets and raise our financing costs in connection with refinancing debt or pursuing other alternatives;

•	war, future acts of terrorism and their impact on capital markets, the economy, consumer behavior and operating expenses;

•	competition from existing and potential new competitors in Atlantic City and other markets (including online gaming), which is likely to increase over the next several years;

•	regulatory changes;

•	state tax law changes that increase our tax liability; and

•	other risks described from time to time in periodic reports filed by us with the SEC.

Occurrence of any of these risks would materially adversely affect our operations and financial condition.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

See “Business—Casino Properties and Other Ventures” for a brief description of the location and general character of each of our properties.

General. Substantially all of the real and personal property (other than cash) of each of our properties, including their respective hotel and casino facilities and the parcels of land on which they are situated, secure our indebtedness under the Credit Facility and Senior Notes on a first and second priority basis, respectively. Each of our properties has financed or leased and, from time to time, will finance or lease its acquisition of furniture, fixtures and equipment, including slot machines. The lien in favor of any such lender or lessor may be superior to the liens securing the indebtedness owing under the Credit Facility and the Senior Notes.

Each of our properties leases space to various retailers and food and beverage outlets in their respective facilities.

Trump Taj Mahal. We currently own the approximately 39.4 acres of land that comprise the Trump Taj Mahal site, including the 19.25 acres on which the facility is situated, and 5.2 acres of land suitable for development. The Trump Taj Mahal site also includes the Steel Pier comprised of approximately 3.5 acres and related property located on the opposite side of the Boardwalk from Trump Taj Mahal. We currently lease the Steel Pier to an amusement park operator pursuant to a lease agreement which we and the operator have mutually agreed to terminate effective in December 2006.

Trump Plaza. We own and lease several parcels of land in and around Atlantic City, including four parcels of land on which Trump Plaza is situated. We also lease one of the four parcels of land on which Trump Plaza is situated from Plaza Hotel Management Company (“PHMC”) pursuant to a non-renewable ground lease expiring in December 2078 (the “PHMC Lease”). We are responsible for the payment of fixed rent, as well as all other costs and expenses with respect to the use, operation and ownership of the leased tract and the improvements now, or which may in the future be, located thereon, including, but not limited to, all maintenance and repair costs, insurance premiums, real estate taxes, assessments and utility charges. The improvements located on the leased tract are owned by us through the duration of the term of the PHMC Lease, and upon the expiration of the term of the PHMC Lease (for any reason), ownership of such improvements will then shift to PHMC. We have the option to purchase the leased parcel at certain times during the term of such PHMC Lease under certain circumstances.

We also lease, pursuant to the PHMC Lease, an approximately 11,800 square foot parcel of land located near the intersection of Mississippi and Pacific Avenues and own a 5,750 square foot parcel of land adjacent to it.

We also own five parcels of land, aggregating approximately 43,300 square feet, and lease one parcel consisting of approximately 3,125 square feet. All of such parcels are contiguous and are located along Atlantic Avenue, on the same block as Trump Plaza’s garage. These parcels of land are used for signage and surface parking and are encumbered by the Senior Notes.

Trump Marina. We own Trump Marina’s hotel and casino facility and the 14.6 acre triangular-shaped parcel of land on which it is situated and an adjacent 1.5 acre of land suitable for development. We also own an employee parking lot located on Route 30, approximately two miles from Trump Marina, which can accommodate approximately 1,000 cars.

Trump Tower, New York. We lease office space in Trump Tower located in New York, New York for general, executive and administrative purposes pursuant to a lease, dated November 1, 1996, as amended, with Trump Tower Commercial, LLC, an entity owned by Donald J. Trump. The Trump Tower lease expires on August 31, 2010. The annual rent, payable in equal monthly installments, during the three-year period from September 1, 2003 to August 31, 2006 is $68,459, and the annual rent from September 1, 2006 to August 31, 2010 will be $72,262, plus property taxes.

Item 3.	Legal Proceedings

Chapter 11 Cases. In connection with our reorganization consummated in May 2005, we are still in the process of resolving various claims and other litigation matters in connection with the Plan, which may continue for the foreseeable future.

On July 18, 2005, the Bankruptcy Court considered a motion brought by a certain group of persons alleging that they had held shares of THCR Common Stock on the record date for distributions under the Plan (and who subsequently sold their shares prior to the distribution date) but did not receive any distributions under the Plan, which they believe were wrongly made to the beneficial holders of our stock on the distribution date. The movants had sought an order compelling us to make distributions to them under the Plan. After additional briefing and a court hearing with respect to the issue on October 8, 2005, the Bankruptcy Court denied the movants’ motion on February 17, 2006. We are uncertain whether or not the movants’ will appeal the Bankruptcy Court’s ruling.

DLJ Merchant Banking Partners III, LP (“DLJMB”) had filed proofs of claims in the Debtors’ chapter 11 cases in which DLJMB alleged that it was due in excess of $26 million for fees and expenses in connection with a proposed recapitalization of our company that we had pursued in 2004. We disputed the validity of the claims. On October 6, 2005, we commenced proceedings in the Bankruptcy Court to seek, among other relief, entry of an order disallowing and expunging the claims. On or about March 8, 2006, we and DLJMB entered into an agreement to settle the claims.

Pequot Tribe Litigation. On May 28, 2003, one of our indirect subsidiaries, Trump Entertainment Resorts Development Company, LLC (“TER Development”), filed a complaint against, among others, the Paucatuck Eastern Pequot Indian Tribal Nation (the “Pequot Tribe”) and Eastern Capital Development, Inc. (“ECD”) in the Superior Court of New London, Connecticut. In that complaint, TER Development alleged fraud, breach of contract, conspiracy, violation of the Connecticut Unfair Trade Practices Act and intentional interference with contractual relations by ECD in connection with certain contractual arrangements between our subsidiary and the Pequot Tribe. Pursuant to such arrangements, TER Development had agreed, among other things, to support the efforts of the Pequot Tribe to obtain federal recognition, and together they had agreed to exercise commercially reasonable efforts to pursue the operation of a tribal gaming facility to be managed by our subsidiary. In the complaint, TER Development seeks, among other things, compensatory and punitive damages, attorney fees and a finding by the court that ECD has interfered with TER Development’s business relationship with the tribe and that certain members of the Pequot Tribe Tribal Counsel are in default under the aforementioned contractual arrangements in the sum of approximately $10 million. The Pequot Tribe filed a motion to dismiss most aspects of the case. However, this motion was recently denied by the Superior Court. The Pequot Tribe has appealed this decision, and discovery has commenced with respect to the case. On October 12, 2005, the Bureau of Indian Affairs, U.S. Department of Interior (BIA) denied the application of the Pequot Tribe for federal recognition, a prerequisite for developing a gaming facility. The parties are engaged in mediation as it is uncertain how the BIA decision will affect this lawsuit.

Power Plant Litigation. On December 30, 2004, TER Development filed a complaint against Richard T. Fields, Coastal Development, LLC, Power Plant Entertainment, LLC, Native American Development, LLC, Joseph S. Weinberg and The Cordish Company (collectively, the “Power Plant Group”) in the Circuit Court of the 17th Judicial District for Broward County, Florida, in which TER Development alleged that Power Plant Entertainment, LLC improperly obtained certain agreements with the Seminole Tribe of Florida. TER Development asserts claims for fraud, breach of fiduciary duty, conspiracy, violation of the Florida Deceptive and Unfair Trade Practices Act and interference with prospective business relationship as a result of the Power Plant Group’s actions. We have commenced discovery and are scheduling depositions in connection with this case. At this time, we cannot predict the outcome of such litigation.

401(k) Plan Participant Litigation. On February 8, 2005, certain individuals filed a complaint in the United States District Court for the District of New Jersey, Camden Division, against certain persons and organizations that included members of the Trump Capital Accumulation Plan Administrative Committee. In their complaint, the plaintiffs alleged, among other things, that such persons and organizations, who were responsible for managing the Trump Capital Accumulation Plan, breached their fiduciary duties owed to the plan participants when THCR Common Stock held in employee accounts was allegedly sold without participant authorization if the participant did not willingly sell such shares by a specified date in accordance with the Plan. The plaintiffs brought this suit under the Employee Retirement Income Security Act of 1974 on behalf of themselves and certain other plan participants and beneficiaries and sought to have the court certify their claims as a class action. In their complaint, the plaintiffs also sought, among other things, damages for losses suffered by certain accounts of affected plan participants as a result of such allegedly improper sale of THCR Common Stock and reasonable costs and attorneys’ fees. The parties have conducted limited discovery and are currently engaged in nonbinding mediation. If the parties are unable to resolve the matter through mediation, full discovery is anticipated to commence in February 2006. At this time, we cannot predict the outcome of such litigation or its effect on our business.

Federal Income Tax Examination. Three of our subsidiaries, Trump Taj Mahal Associates, LLC Trump Plaza Associates, LLC and Trump Marina Associates, LLC are currently involved in examinations with the Internal Revenue Service concerning their federal partnership income tax returns for the tax years 2002 and 2003. While any adjustments resulting from this examination could affect their specific state income tax returns, we do not believe that adjustments, if any, will have a material adverse effect on their financial condition or results of operations.

Other Litigation. In addition to the foregoing, we and certain of our employees are involved from time to time in other legal proceedings arising in the ordinary course of our business. While any proceeding or litigation contains an element of uncertainty, we believe that the final outcomes of these other matters are not likely to have a material adverse effect on our results of operations or financial condition. In general, we have agreed to indemnify our employees and directors against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in any legal proceedings absent a showing of such persons’ gross negligence or malfeasance.

Item 4.	Submission of Matters to a Vote of Security Holders

All matters submitted to a vote of stockholders during the quarter ended December 31, 2005 were submitted by our Board at our 2005 Annual Meeting of Stockholders held on October 6, 2005. Each of the matters voted on at the 2005 Annual Meeting was carried and received the following votes:

Number of Shares

Proposal 1: Election of Three (3) Class I Directors:

	For	Withheld
Wallace B. Askins	23,911,913	6,839,186
Edward H. D’Alelio	30,704,465	46,634
James J. Florio	30,698,391	52,708

Proposal 2: Approval of the Trump Entertainment Resorts, Inc. 2005 Incentive Award Plan:

For	23,635,058
Against	1,955,812
Abstentions	5,120,229

Proposal 3: Ratification of Ernst & Young LLP, as independent auditors for the year ended December 31, 2005:

For	22,425,939
Against	2,172,201
Abstentions	12,195
Broker non-votes	6,140,764

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

THCR Common Stock. From THCR’s initial public offering on June 12, 1995 to September 27, 2004, the THCR Common Stock was listed on the New York Stock Exchange (the “NYSE”) under the ticker symbol “DJT.” From September 28, 2004 to the Effective Date, THCR Common Stock traded on the Over-the-Counter (the “OTC”) Bulletin Board. On the Effective Date and in connection with the Plan described elsewhere in this Report, THCR Common Stock was cancelled following a 1,000 for one reverse stock split and the issuance of TER Common Stock.

TER Common Stock. From the Effective Date to September 19, 2005, TER Common Stock traded on the OTC Bulletin Board under the ticker symbol “DJTCQ.OB.” Since September 20, 2005, TER Common Stock has been trading on the Nasdaq National Market System under the ticker symbol “TRMP.”

The following table reflects the high and low sales prices, or high and low bid prices, as applicable, rounded to the nearest penny, of the THCR Common Stock as reported by the NYSE and the OTC Bulletin Board for each quarterly period in 2004 and 2005 (through May 19, 2005). OTC market quotations reflect inter-dealer quotations and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

	High	Low
2004
First Quarter	$3.65	$2.05
Second Quarter	$2.69	$1.55
Third Quarter	$2.63	$0.17
Fourth Quarter	$2.15	$0.48

2005
First Quarter	$2.04	$0.65
Second Quarter (through May 19, 2005)	$1.82	$1.42

The following table reflects the high and low sales prices, or high and low bid prices, as applicable, rounded to the nearest penny, of TER Common Stock as reported by the OTC Bulletin Board and the Nasdaq National Market System, as applicable, for each quarterly period in 2005 (beginning on the Effective Date when TER Common Stock was issued) and the subsequent interim quarterly period (through March 6, 2006). OTC market quotations reflect inter-dealer quotations and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

	High	Low
2005
Second Quarter (beginning May 20, 2005)	$14.50	$10.00
Third Quarter	$21.50	$13.50
Fourth Quarter	$21.98	$15.75

2006
First Quarter (through March 6, 2006)	$21.38	$17.18

Holders. As of March 6, 2006, there were 360 holders of record of TER Common Stock.

Nine hundred shares of our class B common stock are also issued and outstanding, all of which are owned by Donald J. Trump. No established trading market exists for our class B common stock and our class B common stock is not permitted to receive any dividends or distributions (other than certain distributions upon liquidation) with respect to our equity. The issued and outstanding 900 shares of class B common stock held by Mr. Trump have the voting equivalency of 9,377,484 shares of TER Common Stock and represent the shares of TER Common Stock issuable upon the conversion of Mr. Trump’s limited partnership interest in TER Holdings. The shares of class B common stock are redeemable at par to the extent the limited partnership interests in TER Holdings are converted by Mr. Trump.

We currently beneficially own an approximately 76.5% profits interest in TER Holdings, as both a general and limited partners of TER Holdings, and Mr. Trump owns directly and indirectly an approximately 23.5% profits interest in TER Holdings, as a limited partner.

Dividends. We have never paid a dividend on TER Common Stock and do not anticipate paying one in the foreseeable future. The payment of any future dividends will be at the discretion of our Board and will depend upon, among other things, our financial condition and capital needs, legal restrictions on the payment of dividends, contractual restrictions in financing agreements and on other factors deemed pertinent by our Board. It is the current policy of our Board to retain earnings, if any, for use in our properties’ operations. Pursuant to the terms of the Credit Facility and Senior Notes, TER Holdings and its subsidiaries are restricted from paying dividends and making distributions.

Item 6.	Selected Financial Data

The following table sets forth certain of our historical financial information for the period from May 20, 2005 to December 31, 2005 (Reorganized Company) and for the period from January 1, 2005 to May 19, 2005 and the years ended December 31, 2004, 2003, 2002 and 2001 (Predecessor Company).    All financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto referenced elsewhere in this Report.

	Reorganized Company	Predecessor Company
	May 20, 2005 through December 31, 2005	January 1, 2005 through May 19, 2005	Years Ended December 31,

			2004	2003	2002	2001
Revenues:
Gaming	$663,140	$398,409	$1,069,463	$1,083,467	$1,147,554	$1,115,919
Rooms	48,257	26,360	75,996	75,660	78,421	77,919
Food and beverage	77,806	44,198	127,348	122,285	125,114	127,485
Other	26,833	12,809	42,608	36,448	38,065	36,177

	816,036	481,776	1,315,415	1,317,860	1,389,154	1,357,500
Less promotional allowances	(188,254)	(117,337)	(312,477)	(288,750)	(286,831)	(302,112)

Net revenues	627,782	364,439	1,002,938	1,029,110	1,102,323	1,055,388
Costs and expenses:
Gaming	307,384	186,545	498,449	502,490	515,738	523,355
Rooms	17,922	9,805	27,040	28,355	30,280	28,516
Food and beverage	26,592	13,767	41,887	42,158	42,221	40,123
General and administrative	176,763	92,957	247,793	243,347	248,009	230,595
General and administrative—related party	9,819	775	2,733	2,096	6,339	4,952
Depreciation and amortization	37,434	35,753	95,091	87,118	77,484	67,564
Reorganization expense (income) and related costs	9,058	(25,967)	59,281	—	—	—
Debt renegotiation costs	—	—	2,857	2,951	2,998	—

	584,972	313,635	975,131	908,515	923,069	895,105

Income from operations	42,810	50,804	27,807	120,595	179,254	160,283
Non-operating income (expense):
Interest income	2,151	836	1,105	1,101	1,398	2,999
Interest expense	(79,602)	(85,678)	(225,119)	(224,683)	(215,373)	(216,396)
Gain on debt refinancing, net	—	—	—	2,892	—	—
Interest expense—related party	—	(1,184)	(2,941)	(2,654)	(1,683)	(572)
Other non-operating income, net	97	—	1,076	45	743	320

	(77,354)	(86,026)	(225,879)	(223,299)	(214,915)	(213,649)

Loss before income taxes, discontinued operations, extraordinary item, and minority interest	(34,544)	(35,222)	(198,072)	(102,704)	(35,661)	(53,366)
Provision for income taxes	(11,421)	(2,074)	(5,697)	(5,305)	(4,968)	—
Minority interest	9,631	—	—	10,786	14,858	19,516

Loss from continuing operations	(36,334)	(37,296)	(203,769)	(97,223)	(25,771)	(33,850)

Income from discontinued operations:
Trump Indiana	15,658	142,959	20,857	12,374	23,090	13,611
Provision for income taxes	(2,839)	(24,211)	(21,858)	—	—	(150)
Minority interest	(3,013)	—	—	(4,525)	(8,444)	(4,923)

Trump Indiana, net of income taxes and minority interest	9,806	118,748	(1,001)	7,849	14,646	8,538
Trump 29	—	—	7,480	3,283	(1,330)	—
Gain of termination of Trump 29 management contract	—	—	6,000	—	—	—
Minority interest	—	—	—	(1,200)	486	—

Income from discontinued operations	9,806	118,748	12,479	9,932	13,802	8,538

(Loss) income before extraordinary item	(26,528)	81,452	(191,290)	(87,291)	(11,969)	(25,312)
Extraordinary gain on extinguishment of debt,	—	196,932	—	—	—	—

Net (loss) income	$(26,528)	$278,384	$(191,290)	$(87,291)	$(11,969)	$(25,312)

	Reorganized Company	Predecessor Company
	May 20, 2005 through December 31, 2005	January 1, 2005 through May 19, 2005	Years Ended December 31,

			2004	2003	2002	2001
Continuing operations	$(1.19)	$(1.25)	$(6.82)	$(3.77)	$(1.17)	$(1.54)
Discontinued operations	0.32	3.97	0.42	0.38	0.63	0.39
Extraordinary gain on extinguishment of debt	—	6.59	—	—	—	—

Basic net income per share	$(0.87)	$9.31	$(6.40)	$(3.39)	$(0.54)	$(1.15)

Continuing operations	$(1.19)	$(1.25)	$(6.82)	$(3.77)	$(1.17)	$(1.54)
Discontinued operations	0.32	3.97	0.42	0.38	0.63	0.39
Extraordinary gain on extinguishment of debt	—	6.59	—	—	—	—

Diluted net income per share	$(0.87)	$9.31	$(6.40)	$(3.39)	$(0.54)	$(1.15)

Weighted Average Shares Outstanding:
Basic	30,533,041	29,904,764	29,904,764	25,773,545	22,010,027	22,010,027
Diluted	30,533,041	29,904,764	29,904,764	25,773,545	22,010,027	22,010,027
Balance Sheet Data (at end of period):
Cash and cash equivalents	$228,554		$105,266	$95,672	$116,072	$119,173
Property and equipment	1,463,142		1,700,311	1,737,813	1,786,056	1,797,489
Total assets	2,329,763		1,983,755	2,031,433	2,196,129	2,219,119
Total long-term debt, net of current maturities	1,407,952		1,827,743	1,796,923	1,913,026	1,827,023
Minority interest	129,708		—	—	5,061	26,897
Total stockholders’ equity (deficit)	427,158		(185,713)	5,577	77,273	115,149

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC, or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions, that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in the section entitled “Risk Factors” beginning on page [12] of this Report. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

Overview

We own and operate Trump Taj Mahal Casino Resort, Trump Plaza Hotel and Casino and Trump Marina Hotel Casino in Atlantic City, New Jersey.

The year 2005 marked one of significant events. Effective May 20, 2005 we emerged from bankruptcy resulting in $400 million less debt, a 400 basis point reduction interest costs and a more flexible capital structure. In July we began a series of management changes and embarked on a series of operational, physical and cultural changes that we believe will improve our operations.

In December we sold our riverboat casino which operated in Gary, Indiana for approximately $227 million in net proceeds.

In 2006 we plan to begin a $110 million capital program to reinvigorate and renovate our casino properties in Atlantic City. In addition we anticipate beginning construction on a new $250 million, 800 room expansion of the Trump Taj Mahal in June of 2006.

Basis of Presentation

For the purposes of management’s discussion and analysis of financial condition and results of operations, we have combined the period from January 1, 2005 to May 19, 2005 (Predecessor Company) and the period from May 20, 2005 to December 31, 2005 (Reorganized Company) into the year ended December 31, 2005. This combination was performed as we believe it provides for the best comparison of our operating performance for the respective periods. Differences occurring in the periods which were caused by the financial statements being prepared on different bases of accounting are indicated in the following discussion of our financial condition and results of operations.

Financial Condition

Liquidity and Capital Resources

General. Cash flows from the operating activities of our casino properties along with borrowings under our revolving credit facility generally constitute our primary source of liquidity. Our cash flows have generally been sufficient to fund operations and make interest payments when due. Nonetheless, our core businesses have historically not generated cash flows necessary to reinvest in the maintenance or expansion of our casino properties at levels consistent with those of our competitors. Due to this constrained liquidity position, we have historically been unable to refurbish our properties to desired levels or to pursue various capital expenditures, such as the addition of more hotel rooms, or undertake significant new business initiatives.

We achieved a significant increase in financial flexibility and a meaningful reduction in interest expense as a result of our May 20, 2005, debt restructuring and emergence from bankruptcy. Our management has also implemented programs to obtain cash flow savings and will continue to attempt to implement such programs in the upcoming years. These programs include, among others, labor savings through a more efficient management structure and employee scheduling, changes to our marketing programs and better management of our hotel room blocks. However, we cannot assure you that these programs will be successful or sustainable.

During 2005, we used $26.1 million in cash flows for operating activities compared to providing $44.2 million during 2004. Cash flows from operations for 2004 included a $73.9 million source due to an overall increase in accrued interest payable due to the suspension of certain interest payments during the period of reorganization. Following our reorganization, we have been current in our payment of interest on our long-term debt, thereby utilizing more operating cash flows during 2005.

During 2005, our cash flows provided by investing activities included $227.5 million in proceeds from the sale of Trump Indiana. Following our sale of Trump Indiana, $45.0 million of the proceeds were deposited in a cash escrow account pending the finalization of certain adjustments under the sale agreement. Excluding the sale of Trump Indiana, net of the restricted cash, our use of cash flows used in investing activities increased by $73.0 million primarily as a result of increases in our capital expenditures.

During 2005, we generated $78.0 million from financing activities compared to $3.6 million in 2004. The overall increase in cash flow from financing activities is primarily a result of a $55.0 million capital contribution by Mr. Trump. These cash flows from financing sources were used to fund our operations and capital expenditures.

At December 31, 2005, we had approximately $228.5 million in cash and cash equivalents. Our cash and cash equivalents do not include the $45.0 million in restricted cash from the sale of Trump Indiana.

At December 31, 2005, we had no outstanding borrowings under our Senior Secured Line of Credit and a $149.2 million outstanding term loan on our Credit Facility, and $1,250 million of Senior Notes. At December 31, 2005, we had outstanding letters of credit of $50.0 million. As of March 13, 2006, subject to the limitations imposed by our debt incurrence covenant, availability under the Credit Facility was approximately $200.0 million.

In order to increase the competitiveness of our casino properties, we plan to make significant capital expenditures to renovate, re-theme and expand our casinos. For example, we recently announced a $110 million capital improvement program to re-theme and update our three casino properties over the next two years. In addition, we plan to begin an approximately $250 million new 800-room hotel tower and connecting structure to expand our existing facility at the Trump Taj Mahal beginning in June 2006. Completion of this new hotel tower is expected approximately two years after the commencement of construction. Additionally, we have embarked on a recurring maintenance capital program. Capital expenditures toward these projects in 2006 are expected to be as follows:

Re-theming and updating capital	$75 to $85 million
New Taj Mahal tower	$25 to $30 million
Maintenance capital	$55 to $65 million

2006 estimated range	$155 to $180 million

In addition, we seek investment opportunities from time to time to expand our business beyond our existing properties. For instance, in December 2005, we, together with a joint venture partner, applied for a casino slot license at a site in Philadelphia, Pennsylvania. Should we be successful, our current plans are to build a casino project at a cost of approximately $350 million.

We believe that cash on hand, available borrowing capacity and cash flows from operations will be sufficient to fund our operating, capital expenditure and debt service obligations. While we believe that our sources of liquidity are sufficient to meet our cash obligations during the next 12 months, our ability to meet our operating and debt service obligations depends on a number of factors, including our existing cash on hand, cash flows generated by our operating subsidiaries and compliance with our debt covenants. In addition, if we decide to pursue additional capital projects or if we are successful in obtaining a gaming license in Philadelphia, we will need to obtain additional financing in the future.

Failure to achieve profitability or maintain or achieve various other financial performance levels could diminish our ability to sustain operations, meet financial covenants, obtain additional funds or make required payments on our indebtedness. In addition, given the restrictions on incurring additional indebtedness imposed under the Credit Facility and the indenture governing the Senior Notes, we cannot assure you that other sources of funds will be available to us, or if available, at terms favorable to us.

TER has minimal operations, except for its ownership of TER Holdings and its subsidiaries. TER depends on the receipt of sufficient funds from its subsidiaries to meet its financial obligations. In addition, the terms of TER’s subsidiaries’ indebtedness limit the payment of dividends and other distributions to TER under many circumstances. The ability of our subsidiaries to make payments to TER Holdings may also be restricted by the New Jersey Casino Control Commission.

Under the terms of the Credit Facility, we are subject to certain affirmative and negative covenants, including limitations on liens, incurrence of indebtedness, mergers, sales of assets, investments, restricted payments, capital expenditures, agreements with affiliates, our activities and amendment of the indenture governing the Senior Notes, among other limitations. In addition, we must comply with certain financial covenants, including the ratio of consolidated indebtedness to EBITDA, consolidated first lien debt to EBITDA and EBITDA to cash interest expense. We were in compliance with such covenants as of December 31, 2005.

Contractual obligations, as of December 31, 2005, mature as follows (in thousands):

	One year and less	2-3 years	3-5 years	After 5 years	Total
Long-term debt	$1,500	$3,000	$3,000	$1,391,750	$1,399,250
Interest on long-term debt (1)	116,897	233,472	233,042	482,470	1,065,881
Capital leases	31,477	10,608	14	—	42,099
Operating leases	5,042	6,368	3,885	79,773	95,068

Totals	$154,916	$253,448	$239,941	$1,953,993	$2,602,298

(1)	Estimated interest payments on long-term debt are based on principal amounts outstanding, required principal repayments and interest rates at December 31, 2005.

Off Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interest, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us.

Results of Operations: Operating Revenues and Expenses

Our primary business activities are conducted by Trump Taj Mahal, Trump Plaza and Trump Marina.

The following tables include selected data of the Trump casino properties (in millions).

	Year Ended December 31,
	2005	2004	2003
Gaming revenues
Trump Taj Mahal	$512.8	$496.3	$511.9
Trump Plaza	299.6	312.9	313.2
Trump Marina	249.1	260.3	258.4

Total	$1,061.5	$1,069.5	$1,083.5

Net revenues
Trump Taj Mahal	$477.7	$470.0	$487.3
Trump Plaza	273.4	284.8	291.4
Trump Marina	241.1	248.1	250.4

Total	$992.2	$1,002.9	$1,029.1

Income (loss) from operations
Trump Taj Mahal	$173.4	$58.5	$76.1
Trump Plaza	32.2	15.6	37.4
Trump Marina	(11.2)	17.7	26.0
Corporate and other	(100.8)	(64.0)	(18.9)

Total	$93.6	$27.8	$120.6

Depreciation and amortization (1)
Trump Taj Mahal	$38.5	$49.3	$44.4
Trump Plaza	18.7	23.5	20.1
Trump Marina	15.7	22.2	22.5
Corporate and other	0.2	0.1	0.1

Total	$73.1	$95.1	$87.1

Reorganization expense (income) and other related expenses
Trump Taj Mahal	$(104.5)	$2.7	$—
Trump Plaza	(17.4)	1.8	—
Trump Marina	42.1	10.7	—
Corporate and other	62.9	44.1	—

	$(16.9)	$59.3	$—

(1)	Depreciation and amortization for the year ended December 31, 2005, reflects an overall reduction due to the write-down of property and equipment to its appraised value in conjunction with our fresh-start accounting.

Results of Operations for the Years Ended December 31, 2005 and 2004

A discussion of each of our properties’ operating results:

Trump Taj Mahal—Net revenues increased by $7.7 million, or 1.6%, to $477.7 million as a result of increased casino revenues of $16.5 million offset by reductions in room, food, beverage and other revenues of $4.5 million and increases in promotional allowances of $4.2 million. This increase in casino revenues was primarily due to an increase in the table game revenues of $20.4 million, offset by a reduction in slot revenues of $4.0 million. Before consideration of the fresh-start accounting benefit of $104.8 million recorded in 2005 and the $2.4 million decrease in 2005 over 2004 reorganization expenses, costs and expenses increased by $0.1 million, comprised of an increase in general and administrative costs of $11.0 million due primarily to increased utility costs of $4.6 million and other general increases in contract entertainment, maintenance expenses and severance provisions for terminated employees, offset by a $10.7 million reduction in depreciation due to the write-down of net fixed assets by $49.4 million to reflect fresh-start accounting.

Trump Plaza—A decrease in casino revenues of $13.2 million, or 4.2%, resulted in a decrease in net revenues of $11.4 million to $273.4 million. This decrease in casino revenues is due primarily to a decrease in slot revenues as a result of a more competitive marketplace, anticipated disruptions from renovations to the casino and the impact of planned reductions in slot coin marketing offers. Before consideration of the fresh-start accounting benefit of $17.5 million recorded in 2005 and a $1.7 million decrease in 2005 over 2004 reorganization expenses, costs and expenses decreased by $8.7 million, comprised primarily of a $4.8 million reduction in depreciation due to the write-down of net fixed assets by $40.2 million to reflect fresh-start accounting and a decrease in general and administrative costs of $3.4 million due primarily to 2004 general and administrative expenses including expense for an $8.0 million real estate tax receivable reserve offset by increased utility expenses during 2005.

Trump Marina—A decrease in casino revenues of $11.1 million, or 4.3%, and a decrease in food and beverage revenues of $3.0 million were offset by a decrease in promotional allowances of $8.2 million resulting in a reduction in net revenues of $7.0 million, or 2.8%, to $241.1 million. The decrease in gaming revenues is due primarily to a decrease in slot revenues as a result of a more competitive marketplace and the impact of planned reductions in slot coin marketing offers. Before consideration of fresh-start accounting expense of $42.0 million recorded in 2005 and a $10.6 million decrease in 2005 over 2004 reorganization expenses, costs and expenses decreased by $9.5 million, comprised primarily of a $6.5 million reduction in depreciation due to the write-down of net fixed assets by $119.9 million to reflect fresh-start accounting and a decrease in gaming costs of $4.4 million, or 3.7%, relating to the decrease in casino revenues.

Corporate and Other Expenses—Before consideration of fresh-start accounting expenses of $4.9 million, a $8.4 million decrease in 2005 over 2004 reorganization expense and a $19.4 decrease in debt renegotiation costs in 2005 over 2004, corporate and other expenses increased by approximately $20.9 million. This increase is due primarily to $8.0 million for 10-year warrants issued to Mr. Trump in connection with a services agreement, $4.9 million associated with our proposed Philadelphia project, $2.7 million associated with our stock award plan and $2.3 million in executive recruiting, relocation and severance costs.

Interest Expense—Interest expenses decreased by approximately $59.8 million, or 27.0%, from the comparable period in 2004. The decrease in interest expenses was due to our reorganization of our long-term debt which resulted in lower principal amounts due and the associated significantly reduced interest rates.

Minority Interest—Following reorganization, minority interest for the reorganized company represents the 23.5% limited partnership interest in TER Holdings owned directly and indirectly by Mr. Trump. Our minority interest expense reflects an expense or benefit for the proportionate share of income or loss.

Provision for Income Taxes—Our provision for income taxes on continuing operations reflects an expense for income taxes of $13.5 million. This provision consists of state income taxes of $4.8 million and a charge in lieu of taxes of $8.7 million.

Discontinued Operations—Income from discontinued operations includes income from our Trump Indiana riverboat casino sold in December 2005. This pretax income of $158.6 million for 2005 includes a fresh-start benefit of $134.7 million. This pretax income is reduced by a provision for income taxes of $27.0 million and a minority interest expense of $3.0 million.

Extraordinary Gain on Extinguishment of Debt—This gain of $196.9 million is a result of the extinguishment of debt in connection with our reorganization.

Results of Operations for the Years Ended December 31, 2004 and 2003

Trump Taj Mahal—Net revenues decreased by $17.3 million, or 3.5%, to $470.0 million as a result of decreased casino revenues of $15.5 million and increases in promotional allowances of $5.8 million offset by increases in food, beverage and other revenues of $4.4 million and increases in promotional allowances of $5.8 million. This decrease in casino revenues was primarily due to decreased table game revenues, which was principally caused by the loss of market share due to the opening of the Borgata in July 2003. Overall costs and expenses decreased $2.3 million due to increased depreciation and amortization of $4.9 million as a result of purchases of new slot machines, offset by a $4.7 million reduction in gaming expenses relating to the overall decline in gaming revenues, a reduction in rooms expense of $1.0 million and reduction in other expenses.

Trump Plaza—While competing with the opening of the Borgata in July 2003, an increase in promotional allowances of $11.4 million resulted in a $0.3 million decrease in gaming revenues and an increase in rooms, food beverage and other revenues of $5.1 million. As a result, net revenues for 2004 declined by $6.6 million. Overall costs and expenses increased by $13.4 million due primarily to the recording in general and administrative expense of a reserve for a real estate tax receivable of $8.0 million, and increased gaming costs of $2.7 million, food and beverage costs of $0.8 million and in depreciation and amortization of $3.3 million due to purchases of new slot machines.

Trump Marina—An increase in casino revenues of $1.9 million, or 0.7%, along with increases in rooms, food, beverage and other revenues of $2.4 million were offset by increases in promotional allowances of $6.5 million resulting in a decrease in net revenues of $2.3 million. Before consideration of reorganization expenses of $10.7 million, costs and expenses decreased by $4.7 million due primarily to a $2.0 million reduction in gaming costs as a result of decreased payroll costs and a $2.0 million reduction in general and administrative expenses.

Corporate and Other Expense—Overall corporate and other expenses increased $45.0 million due to reorganization expenses and debt renegotiation costs in 2004 of $44.1 million and $2.8 million, respectively.

Interest Expense—Our interest expense remained relatively unchanged at $225.1 million compared to $224.7 million.

Gain on Debt Refinancing, net—In connection with a notes offering in March 2003, we recognized a net gain of $2.9 million.

Other Non-operating Income—Our other non-operating income for 2004 includes a $2.1 million gain on the settlement of an insurance claim and the $0.7 million loss on the sale of property.

Minority Interest—No minority interest provision was recorded in 2004 due to the cumulative deficit exceeding our investments in subsidiaries during 2003.

Provision for Income Taxes—Our provision for income taxes reflects an expense for state income taxes.

Discontinued Operations—Income from discontinued operations includes income from our Trump Indiana riverboat casino sold in December 2005 and the Trump 29 management contract which was terminated as a part of our reorganization. Trump 29 results also include a $6.0 million termination fee in connection with the termination of the Trump 29 management agreement.

Critical Accounting Estimates

General—Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which requires our management to make estimates and assumptions about the effects of matters that are inherently uncertain. Of our accounting estimates, we believe the following may involve a higher degree of judgment and complexity.

Goodwill—We have approximately $238.0 million of goodwill recorded on our balance sheet at December 31, 2005. We regularly evaluate our businesses for potential impairment indicators. Additionally, we perform impairment testing at least annually. Our judgments regarding the existence of impairment indicators are based on, among other things, the regulatory and competitive status and operational performance of each of our businesses. Future events, such as the failure to meet or exceed our operating plans, increased competition or the enactment of increased gaming or tax rates, could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Property and Equipment—Our operations are capital intensive and we make capital investments at each of our properties in the form of maintenance capital and, from time to time, expansion and product enhancement capital. At December 31, 2005, we have approximately $1,463.1 million of net property and equipment recorded on our balance sheet. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimates of the useful lives are based on the nature of the assets as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

Insurance Accruals—Our insurance policies for employee health, workers’ compensation and general patron liabilities have significant deductible levels on an individual claim basis. We accrue a liability for known workers’ compensation and general patron liabilities based upon a review of individual claims. Additionally, we accrue an amount for incurred but not reported claims based on our historical experience and other factors. Our employee health insurance benefit accrual is based on our historical claims experience rate including an estimated lag factor. These accruals involve complex estimates and could be significantly affected should current claims vary from historical levels. Management reviews our insurance accruals for adequacy at the end of each reporting period.

Income Taxes—We are subject to income taxes in the United States and in several states. We account for income taxes in accordance with SFAS Statement 109, “Accounting for Income Taxes.” Our income tax returns are subject to examination by various taxing authorities. We regularly assess the potential outcomes of these examinations in determining the adequacy of our provision for income taxes and our income tax liabilities. Inherent on our determination of any necessary reserves are assumptions based on past experiences and judgments about potential actions by taxing authorities. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonable and foreseeable outcome related to uncertain tax matters. When actual results of tax examinations differ from our estimates, we adjust the income tax provision in the period in which the examination issues are settled.

Inflation

There was no significant impact on operations as a result of inflation during 2005, 2004 or 2003.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments is the potential loss in fair value arising from adverse changes in interest rates. The following table provides information about our debt obligations that are sensitive to changes in interest rates. The following table presents principal cash flows and related weighted average interest rates by expected maturity dates and estimated fair value of our debt obligations.

	2006	2007	2008	2009	2010	Thereafter	Total
Fixed rate debt maturities	$—	$—	$—	$—	$—	$1,250,000	$1,250,000
Average interest rate	8.50%	8.50%	8.50%	8.50%	8.50%	8.50%
Variable rate debt maturities	$1,500	$1,500	$1,500	$1,500	$1,500	$141,750	$149,250
Average interest rate	7.17%	7.17%	7.17%	7.17%	7.17%	7.17%

Item 8.	Financial Statements and Supplementary Data

An index to financial statements and required financial statements schedules is set forth in Item 15 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were sufficiently effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2005, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included in Item 8.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrants

The information required by Item 10 is incorporated herein by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with our 2006 Annual Stockholders’ Meeting (the “Proxy Statement”).

Item 11.	Executive Compensation

The information required by Item 11 is incorporated herein by reference from our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

The following table summarizes information regarding our equity compensation plans as of December 31, 2005. All outstanding awards relate to TER Common Stock.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	300,000	(1)	$17.75	3,440,000	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	300,000		$17.75	3,440,000

(1)	Options granted under our 2005 Incentive Award Plan.
(2)	Excludes 300,000 securities to be issued upon the exercise of outstanding options and 260,000 shares of restricted stock granted pursuant to our 2005 Incentive Award Plan.

The information required by Item 13 under the caption “Present Beneficial Ownership of Common Stock” is incorporated herein by reference from our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 is incorporated herein by reference from our Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is incorporated herein by reference from our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filled as part of this Form 10-K.

(a) Consolidated financial statements filed as part of this report are listed under Part II, Item 8.

(b) The exhibits listed on the “Index to Exhibits” are filed with this report or incorporated by reference as set forth below.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit	Incorporated by Reference
2.1	Second Amended Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code, dated March 30, 2005, as amended	Filed as Exhibit T3E-2 to our Application for Qualification for Indenture on Form T-3, filed with the SEC on April 8, 2005

2.2	Order Confirming Amended Joint Plan of Reorganization	Filed as Exhibit 2.2 to our Current Report on Form 8-K field on April 11, 2005

2.3	Amended Order Confirming Second Amended Joint Plan of Reorganization	Filed as Exhibit 2.3 to our Current Report on Form 8-K field on April 11, 2005

2.4	Stipulation, dated as of April 8, 2005	Filed as Exhibit 2.4 to our Current Report on Form 8-K field on April 11, 2005

3.1	Restated Certificate of Incorporation of Trump Entertainment Resorts, Inc.	Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on May 26, 2005

3.2	Amended and Restated Bylaws of Trump Entertainment Resorts, Inc.	Filed as Exhibit 3.2 to our Current Report on Form 8-K filed on May 26, 2005

3.3	Certificate of Limited Partnership of Trump Entertainment Resorts Holdings, L.P. (formerly known as Trump Hotels & Casino Resorts, Inc.)	—

3.4

Fourth Amended and Restated Partnership Agreement of Trump Entertainment Resorts Holdings, L.P., dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Donald J. Trump, Trump Casinos, Inc. and TCI 2 Holdings, LLC.

Filed as Exhibit 10.4 to our Current Report on Form 8-K filed on May 26, 2005

3.5	Restated Certificate of Incorporation of Trump Entertainment Resorts Funding, Inc.	—

4.1	Form of Trump Entertainment Resorts, Inc.’s common stock	—

4.2	Form of Trump Entertainment Resorts, Inc.’s class B common stock	—

4.3

Indenture, dated as of May 20, 2005, by and among Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc., as issuers, the guarantors named therein, and U.S. Bank National Association, as indenture trustee.

Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on May 26, 2005

Exhibit No.	Description of Exhibit	Incorporated by Reference
10.1	+Limited Liability Company Agreement by and between TER Keystone Development, LLC and the General Members, dated December 26, 2005	—

10.2	+Management Agreement by and between TER Management Co., LLC and Keystone Redevelopment Partners, LLC, dated December 26, 2005	—

10.3	Stock Purchase Agreement, dated as of November 3, 2005, by and among The Majestic Star Casino, LLC and Trump Entertainment Resorts Holdings, L.P.	Filed as Exhibit 10.1 to Current Report on Form 8-K, filed on November 9, 2005

10.4*	Form of Restricted Stock Award Agreement	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 11, 2005

10.5+

Options Agreement, dated as of September 30, 2005, by and between Hunting Fox Associates I, L.P. and TER Keystone Development, LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the SEC)

Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.6+

Form of Ground Lease by and between Hunting Fox Associates I, L.P. and TER Keystone Development, LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the SEC)

Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.7*	Trump Entertainment Resorts, Inc. 2005 Incentive Award Plan.	Filed as Annex A to our Definitive Proxy Statement filed on September 9, 2005

10.8

Credit Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts Holdings, L.P., as borrower, Trump Entertainment Resorts, Inc., as general partner, Morgan Stanley & Co. Incorporated, as collateral agent, Morgan Stanley Senior Funding, Inc., as administrative agent, UBS Securities LLC, as syndication agent, Merrill Lynch Capital and Wells Fargo Foothill, Inc., as documentation agents, and Morgan Stanley Senior Funding, Inc. and UBS Securities, LLC, as joint lead arrangers and joint book-runners.

Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 26, 2005

10.9	Amended and Restated Investment Agreement, dated as of May 20, 2005, by and among Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Donald J. Trump	Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on May 26, 2005

10.10

Third Amended and Restated Exchange and Registration Rights Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P., Donald J. Trump and Trump Casinos, Inc.

Filed as Exhibit 10.5 to our Current Report on Form 8-K filed on May 26, 2005

Exhibit No.	Description of Exhibit	Incorporated by Reference
10.11	Services Agreement, dated as of May 20, 2005, by and among Donald J. Trump, Trump Entertainment Resorts, Inc. and Trump Entertainment Resorts Holdings, L.P.	Filed as Exhibit 10.6 to our Current Report on Form 8-K filed on May 26, 2005

10.12

Amended and Restated Trademark License Agreement, dated as of May 20, 2005, by and among Donald J. Trump, Trump Entertainment Resorts Holdings, L.P., Trump Entertainment Resorts, Inc., Trump Taj Mahal Associates, LLC, Trump Plaza Associates, LLC, Trump Marina Associates, LLC and Trump Indiana, Inc.

Filed as Exhibit 10.7 to our Current Report on Form 8-K filed on May 26, 2005

10.13	Amended and Restated Trademark Security Agreement, dated as of May 20, 2005, between Donald J. Trump and Trump Entertainment Resorts Holdings, L.P.	Filed as Exhibit 10.8 to our Current Report on Form 8-K filed on May 26, 2005

10.14	Right of First Offer Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Organization LLC.	Filed as Exhibit 10.9 to our Current Report on Form 8-K filed on May 26, 2005

10.15	Voting Agreement, dated as of May 20, 2005, by and between Trump Entertainment Resorts, Inc. and Donald J. Trump.	Filed as Exhibit 10.10 to our Current Report on Form 8-K filed on May 26, 2005

10.16	DJT Warrant Agreement, dated as of May 20, 2005, between Trump Entertainment Resorts, Inc. and Donald J. Trump.	Filed as Exhibit 10.11 to our Current Report on Form 8-K filed on May 26, 2005

10.17	DJT Class A Warrant Agreement, dated as of May 20, 2005, between Trump Entertainment Resorts, Inc. and Donald J. Trump.	Filed as Exhibit 10.12 to our Current Report on Form 8-K filed on May 26, 2005

10.18	Assignment and Assumption of Interest in Miss Universe Pageant Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts Holdings, L.P., Trump Pageants, Inc. and Donald J. Trump.	Filed as Exhibit 10.13 to our Current Report on Form 8-K filed on May 26, 2005

10.19	Class 11 Class A Warrant Agreement, dated as of May 20, 2005, between Trump Entertainment Resorts, Inc. and Continental Stock Transfer & Trust Company.	Filed as Exhibit 10.14 to our Current Report on Form 8-K filed on May 26, 2005

10.20	Registration Rights Agreement, dated as of May 20, 2005, of Trump Entertainment Resorts, Inc.	Filed as Exhibit 10.15 to our Current Report on Form 8-K filed on May 26, 2005

10.21

Indemnity Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Trump Plaza Associates, LLC, Trump Taj Mahal Associates, LLC, Trump Marina Associates, LLC, Trump Indiana, Inc. and Donald J. Trump.

Filed as Exhibit 10.17 to our Current Report on Form 8-K filed on May 26, 2005

Exhibit No.	Description of Exhibit	Incorporated by Reference
10.22

Indemnity Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Trump Plaza Associates, LLC, Trump Taj Mahal Associates, LLC, Trump Marina Associates, LLC, Trump Indiana, Inc. and Wallace B. Askins.

Filed as Exhibit 10.18 to our Current Report on Form 8-K filed on May 26, 2005

10.23

Indemnity Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Trump Plaza Associates, LLC, Trump Taj Mahal Associates, LLC, Trump Marina Associates, LLC, Trump Indiana, Inc. and Edward H. D’Alelio.

Filed as Exhibit 10.19 to our Current Report on Form 8-K filed on May 26, 2005

10.24

Indemnity Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Trump Plaza Associates, LLC, Trump Taj Mahal Associates, LLC, Trump Marina Associates, LLC, Trump Indiana, Inc. and Don M. Thomas.

Filed as Exhibit 10.20 to our Current Report on Form 8-K filed on May 26, 2005

10.25

Indemnity Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Trump Plaza Associates, LLC, Trump Taj Mahal Associates, LLC, Trump Marina Associates, LLC, Trump Indiana, Inc. and James J. Florio.

Filed as Exhibit 10.21 to Current Report on Form 8-K filed on May 26, 2005

10.26

Indemnity Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Trump Plaza Associates, LLC, Trump Taj Mahal Associates, LLC, Trump Marina Associates, LLC, Trump Indiana, Inc. and Cezar M. Froelich.

Filed as Exhibit 10.22 to our Current Report on Form 8-K filed on May 26, 2005

10.27

Indemnity Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Trump Plaza Associates, LLC, Trump Taj Mahal Associates, LLC, Trump Marina Associates, LLC, Trump Indiana, Inc. and Morton E. Handel.

Filed as Exhibit 10.23 to our Current Report on Form 8-K filed on May 26, 2005

10.28

Indemnity Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Trump Plaza Associates, LLC, Trump Taj Mahal Associates, LLC, Trump Marina Associates, LLC, Trump Indiana, Inc. and Michael Kramer.

Filed as Exhibit 10.24 to Current Report on Form 8-K filed on May 26, 2005

10.29

Indemnity Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Trump Plaza Associates, LLC, Trump Taj Mahal Associates, LLC, Trump Marina Associates, LLC, Trump Indiana, Inc. and James B. Perry.

Filed as Exhibit 10.25 to our Current Report on Form 8-K filed on May 26, 2005

Exhibit No.	Description of Exhibit	Incorporated by Reference
10.30	Settlement Agreement, dated March 23, 2005, between the Indiana Department of Revenue and Trump Indiana, Inc.	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005

10.31

Second Amended and Restated Casino Services Agreement, dated January 1, 1998, among Trump Plaza Associates, Trump Taj Mahal Associates, Trump Marina Associates, L.P., Trump Indiana, Inc. and Trump Casino Services, LLC

Filed as Exhibit 10.28 to our Annual Report on Form 10-K for the year ended December 31, 2003

10.32*	Consulting Agreement, dated December 16, 2005, of Scott C. Butera	—

10.33*	Employment Agreement, dated November 14, 2005, of Dale R. Black	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 21, 2005

10.34*	Employment Agreement, dated September 27, 2005, of Virginia McDowell	—

10.35*	Employment Agreement, dated September 14, 2005, of Rosalind Krause	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 23, 2005

10.36*	Employment Agreement, dated September 12, 2005, of James Rigot	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 23, 2005

10.37*	Employment Agreement, dated September 12, 2005, of Paul Keller	—

10.38*	Employment Agreement, dated July 19, 2005, of Mark Juliano	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2005

10.39*	Employment Agreement, dated July 6, 2005, of James B. Perry	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 11, 2005

10.40*	Amendment, dated January 9, 2003, to Joseph A. Fusco’s Employment Agreement, dated April 17, 2000	Filed as Exhibit 10.38 to our Annual Report on Form 10-K for the year ended December 31, 2002

10.41*	Amendment, dated January 9, 2003, to Robert M. Pickus’ Employment Agreement, dated April 17, 2000	Filed as Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2002

10.42*	Employment Agreement, dated April 17, 2000, of Joseph A. Fusco	Filed as Exhibit 10.75 to our Annual Report on Form 10-K for the year ended December 31, 2000

10.43*	Employment Agreement, dated April 17, 2000, of Robert M. Pickus	Filed as Exhibit 10.73 to our Annual Report on Form 10-K for the year ended December 31, 2000

10.44

Restructuring Support Agreement, dated October 20, 2004, by and among Trump Hotels and Casino Resorts, Inc., Trump Atlantic City Associates, each of the TAC Co-Issuers (as defined therein), Trump Casino Holdings, LLC, Trump Casino Funding, Inc., Donald J. Trump, and each of the holders of TAC Notes and/or TCH Notes signatory thereto.

Filed as Exhibit 99.1 to our Current Report on Form 8-K filed on October 21, 2004

Exhibit No.	Description of Exhibit	Incorporated by Reference
10.45

Commitment Letter, dated December 17, 2004, between Trump Hotels & Casino Resorts, Inc., Trump Atlantic City Associates and Trump Casino Holdings, LLC, and Morgan Stanley Senior Funding, Inc., UBS Securities LLC and UBS Loan Finance LLC

Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 23, 2004

10.46

Loan and Security Agreement, dated November 22, 2004, by and between Trump Hotels & Casino Resorts, Inc. and certain of its subsidiaries and Beal Bank, S.S.B., as administrative agent for the lenders thereto.

Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 24, 2004

10.47

Memorandum of Understanding, dated as of December 20, 2004, among THCR Management Services, LLC, Trump Hotels & Casino Resorts Development Company, LLC, the Twenty-Nine Palms Band of Luiseno Mission Indians of California and the Twenty-Nine Palms Enterprises Corporation

Filed as Exhibit 99.1 to our Current Report on Form 8-K filed on December 28, 2004

10.48	Investment Agreement, dated January 25, 2005, by and between Trump Hotels & Casino Resorts, Inc. and Trump Hotels & Casino Resorts Holdings, L.P. and Donald J. Trump	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 31, 2005

10.49	Stock Purchase Agreement, dated as of November 3, 2005, by and among The Majestic Star Casino, LLC, Indiana Limited Liability Company, and Trump Entertainment Resorts Holdings, L.P.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 3, 2005

10.50	Non-Employee Director Compensation	—

21.1	List of Subsidiaries of Trump Entertainment Resorts, Inc.	—

23	Consent of Independent Registered Public Accounting Firm	—

24	Powers of Attorney of directors	—

31.1	Certification by the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended	—

31.2	Certification by the Chief Financial Officer of Trump Hotels & Casino Resorts, Inc. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended	—

32.1	Certification of the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—

32.2	Certification of the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—

Exhibit No.	Description of Exhibit	Incorporated by Reference
99.1	Description of Certain Governmental and Gaming Regulations	—

*	Management contract or compensatory plan or arrangement.
+	We have applied to the SEC for confidential treatment with respect to portions of this Exhibit. An unredacted version of this Exhibit has been submitted separately to the SEC.

(c) Financial Statement Schedules. See “Financial Statements and Supplementary Data” for a list of the financial statement schedules included in this Report.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, each of the Registrants has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of March 2006.

TRUMP ENTERTAINMENT RESORTS, INC.

By:	/S/ JAMES B. PERRY
Name:	James B. Perry
Title:	Chief Executive Officer and President

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

By:	/S/ JAMES B. PERRY
Name:	James B. Perry
Title:	Chief Executive Officer and President

TRUMP ENTERTAINMENT RESORTS FUNDING, INC.

By:	/S/ JAMES B. PERRY
Name:	James B. Perry
Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/S/ JAMES B. PERRY James B. Perry	Director, Chief Executive Officer and President (Principal Executive Officer)	March 14, 2006

/S/ DALE R. BLACK Dale R. Black	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2006

* Donald J. Trump	Chairman of the Board	March 14, 2006

* Wallace B. Askins	Director	March 14, 2006

* Edward H. D’Alelio	Director	March 14, 2006

* James J. Florio	Director	March 14, 2006

* Cezar M. Froelich	Director	March 14, 2006

Signature	Title	Date

* Morton E. Handel	Director	March 14, 2006

* Michael A. Kramer	Director	March 14, 2006

* Don M. Thomas	Director	March 14, 2006

*	Dale R. Black, by signing his name hererto, does sign this document on behalf of the above-named individuals, pursuant to the powers of attorney duly executed by such individuals, which have been filed as an exhibit to this Report.

/s/ DALE R. BLACK
Dale R. Black Attorney-in-Fact

TRUMP ENTERTAINMENT RESORTS, INC.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

AND

TRUMP ENTERTAINMENT RESORTS FUNDING, INC.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Page No.
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets of Trump Entertainment Resorts, Inc. as of December 31, 2005 (Reorganized Company) and December 31, 2004 (Predecessor Company)	F-5

Consolidated Statements of Operations of Trump Entertainment Resorts, Inc. for the period from May 20, 2005 to December 31, 2005 (Reorganized Company) and for the period from January 1, 2005 to May 19, 2005 and the Years Ended December 31, 2004 and 2003 (Predecessor Company)

F-6

Consolidated Statements of Stockholders’ Equity (Deficit) of Trump Entertainment Resorts, Inc. for the period from May 20, 2005 to December 31, 2005 (Reorganized Company) and for the period from January 1, 2005 to May 19, 2005 and the Years Ended December 31, 2004 and 2003 (Predecessor Company)

F-7

Consolidated Statements of Cash Flows of Trump Entertainment Resorts, Inc. for the period from May 20, 2005 to December 31, 2005 (Reorganized Company) and for the period from January 1, 2005 to May 19, 2005 and the Years Ended December 31, 2004 and 2003 (Predecessor Company)

F-8

Consolidated Balance Sheets of Trump Entertainment Resorts Holdings, L.P. as of December 31, 2005 (Reorganized Company) and December 31, 2004 (Predecessor Company)	F-9

Consolidated Statements of Operations of Trump Entertainment Resorts Holdings, L.P. for the period from May 20, 2005 to December 31, 2005 (Reorganized Company) and for the period from January 1, 2005 to May 19, 2005 and the Years Ended December 31, 2004 and 2003 (Predecessor Company)

F-10

Consolidated Statements of Partners’ Capital (Deficit) of Trump Entertainment Resorts Holdings, L.P. for the period from May 20, 2005 to December 31, 2005 (Reorganized Company) and for the period from January 1, 2005 to May 19, 2005 and the Years Ended December 31, 2004 and 2003 (Predecessor Company)

F-11

Consolidated Statements of Cash Flows of Trump Entertainment Resorts Holdings, L.P. for the period from May 20, 2005 to December 31, 2005 (Reorganized Company) and for the period from January 1, 2005 to May 19, 2005 and the Years Ended December 31, 2004 and 2003 (Predecessor Company)

F-12

Notes to Consolidated Financial Statements	F-13

Financial Statement Schedule

Schedule II—Trump Entertainment Resorts, Inc. and Trump Entertainment Resorts Holdings, L.P. Valuation and Qualifying Accounts for the period from May 20, 2005 to December 31, 2005 (Reorganized Company) and for the period from January 1, 2005 to May 19, 2005 and the Years Ended December 31, 2004 and 2003 (Predecessor Company)

S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Trump Entertainment Resorts, Inc.:

We have audited the accompanying consolidated balance sheets of Trump Entertainment Resorts, Inc. as of December 31, 2005 (Reorganized Company) and December 31, 2004 (Predecessor Company), and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the period from May 20 to December 31, 2005 (Reorganized Company), the period from January 1, 2005 to May 19, 2005 (Predecessor Company), and for the years ended December 31, 2004 and 2003 (Predecessor Company). Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trump Entertainment Resorts, Inc. at December 31, 2005 (Reorganized Company) and December 31, 2004 (Predecessor Company), and the consolidated results of its operations and its cash flows for the period from May 20 to December 31, 2005 (Reorganized Company), the period from January 1, 2005 to May 19, 2005 (Predecessor Company), and for the years ended December 31, 2004 and 2003 (Predecessor Company), in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Trump Entertainment Resorts, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006, expressed an unqualified opinion thereon.

As discussed in Note 1 to the consolidated financial statements, effective May 20, 2005, the Company received final clearance of all significant contingencies related to the implementation of its plan of reorganization, which had been confirmed on April 5, 2005, by the United States Bankruptcy Court. The Company officially emerged from bankruptcy as of May 20, 2005. In connection with its reorganization, the Company applied fresh-start reporting as of May 20, 2005. As more fully discussed in Note 2, the accompanying consolidated balance sheet of the Reorganized Company at December 31, 2005 and the consolidated results of operations of the Reorganized Company for the period from May 20, 2005 to December 31, 2005 reflect the impact of the adjustments required under fresh-start reporting. As a result, the consolidated financial statements of the Reorganized Company are presented on a basis different from those of the Predecessor Company and therefore are not comparable to prior periods.

As discussed in Note 2 to the consolidated financial statements, in connection with the application of fresh- start reporting as of May 20, 2005, the Reorganized Company early adopted Financial Accounting Standards Board Statement No. 123R, Share-Based Payment.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners

Trump Entertainment Holdings L.P.:

We have audited the accompanying consolidated balance sheets of Trump Entertainment Holdings L.P. as of December 31, 2005 (Reorganized Company) and December 31, 2004 (Predecessor Company), and the related consolidated statements of operations, partners’ capital (deficit) and cash flows for the period from May 20 to December 31, 2005 (Reorganized Company), the period from January 1, 2005 to May 19, 2005 (Predecessor Company), and for the years ended December 31, 2004 and 2003 (Predecessor Company). Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trump Entertainment Holdings L.P. at December 31, 2005 (Reorganized Company) and December 31, 2004 (Predecessor Company), and the consolidated results of its operations and its cash flows for the period from May 20 to December 31, 2005 (Reorganized Company), the period from January 1, 2005 to May 19, 2005 (Predecessor Company), and for the years ended December 31, 2004 and 2003 (Predecessor Company), in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective May 20, 2005, the Company received final clearance of all significant contingencies related to the implementation of its plan of reorganization, which had been confirmed on April 5, 2005, by the United States Bankruptcy Court. The Company officially emerged from bankruptcy as of May 20, 2005. In connection with its reorganization, the Company applied fresh-start reporting as of May 20, 2005. As more fully discussed in Note 2, the accompanying consolidated balance sheet of the Reorganized Company at December 31, 2005 and the consolidated results of operations of the Reorganized Company for the period from May 20, 2005 to December 31, 2005 reflect the impact of the adjustments required under fresh-start reporting. As a result, the consolidated financial statements of the Reorganized Company are presented on a basis different from those of the Predecessor Company and therefore are not comparable to prior periods.

As discussed in Note 2 to the consolidated financial statements, in connection with the application of fresh- start reporting as of May 20, 2005, the Reorganized Company early adopted Financial Accounting Standards Board Statement No. 123R, Share-Based Payment.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Trump Entertainment Resorts, Inc.

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting and appearing in the accompanying Item 9A Controls and Procedures, that Trump Entertainment Resorts, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Trump Entertainment Resorts, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Trump Entertainment Resorts, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Trump Entertainment Resorts, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trump Entertainment Resorts, Inc. as of December 31, 2005 (Reorganized Company) and December 31, 2004 (Predecessor Company), and the related consolidated statements of operations, stockholders’ equity(deficit) and cash flows for the period from May 20, 2005 to December 31, 2005 (Reorganized Company), the period from January 1, 2005 to May 19, 2005 (Predecessor Company), and for the years ended December 31, 2004 and 2003 (Predecessor Company) and our report dated March 13, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

March 13, 2006

TRUMP ENTERTAINMENT RESORTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	Reorganized Company	Predecessor Company
	December 31, 2005	December 31, 2004
Current assets:
Cash and cash equivalents	$228,554	$105,266
Restricted cash	45,005	—
Accounts receivable, net of allowance for doubtful accounts of $14,153 and $18,219, respectively	36,024	28,697
Accounts receivable, other	9,716	12,915
Inventories	10,716	11,575
Deferred income taxes	2,289	—
Prepaid expenses and other current assets	12,178	12,337

Total current assets	344,482	170,790

Net property and equipment	1,463,142	1,700,311

Other assets:
Intangible assets, net of accumulated amortization of $1,172 and $—, respectively	206,345	—
Goodwill	238,045	—
Deferred financing costs, net of accumulated amortization of $1,648 and $—, respectively	20,725	8,895
Other assets, net of reserve of $31,856 and $27,801, respectively	57,024	103,759

Total other assets	522,139	112,654

Total assets	$2,329,763	$1,983,755

Current liabilities:
Accounts payable	$38,739	$21,695
Accrued payroll and related expenses	26,553	25,469
Income taxes payable	36,765	35,438
Due to affiliate, net	—	3,305
Partnership distribution payable	3,041	—
Accrued interest payable	11,517	—
Accrued interest payable, subject to compromise	—	103,912
Self-insurance reserves	12,398	11,027
Other current liabilities	43,145	49,565
Current maturities of long-term debt	30,007	67,692

Total current liabilities	202,165	318,103

Long-term debt, net of current maturities	1,407,952	31,821
Long-term debt, subject to comprise	—	1,779,555
Long-term debt, related parties, subject to comprise	—	16,367
Deferred income taxes	144,352	—
Other long-term liabilities	18,428	23,622
Minority Interest	129,708	—

Stockholders’ equity (deficit):
Preferred stock, $1 par value; 1,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $.001 and $.01 par value, respectively; 75,000,000 shares authorized at December 31, 2005 and 2004, 27,177,696 issued and outstanding at December 31, 2005, and 32,101,493 issued and 29,904,764 outstanding at December 31, 2004	27	321
Class B Common stock, $0.001 and $0.01 par value, respectively; 1,000 shares authorized, 900 and 1,000 shares issued and outstanding, respectively	—	—
Additional paid-in capital	453,659	470,566
Accumulated deficit	(26,528)	(636,400)
Less treasury stock at cost, 2,196,729 shares at December 31, 2004	—	(20,200)

Total stockholders’ equity (deficit)	427,158	(185,713)

Total liabilities and stockholders’ equity (deficit)	$2,329,763	$1,983,755

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Reorganized Company	Predecessor Company
	May 20, 2005 through December 31, 2005	January 1, 2005 through May 19, 2005	Years Ended December 31,
			2004	2003
Revenues:
Gaming	$663,140	$398,409	$1,069,463	$1,083,467
Rooms	48,257	26,360	75,996	75,660
Food and beverage	77,806	44,198	127,348	122,285
Other	26,833	12,809	42,608	36,448

	816,036	481,776	1,315,415	1,317,860
Less promotional allowances	(188,254)	(117,337)	(312,477)	(288,750)

Net revenues	627,782	364,439	1,002,938	1,029,110
Costs and expenses:
Gaming	307,384	186,545	498,449	502,490
Rooms	17,922	9,805	27,040	28,355
Food and beverage	26,592	13,767	41,887	42,158
General and administrative	176,763	92,957	247,793	243,347
General and administrative—related party	9,819	775	2,733	2,096
Depreciation and amortization	37,434	35,753	95,091	87,118
Reorganization expense (income) and related costs	9,058	(25,967)	59,281	—
Debt renegotiation costs	—	—	2,857	2,951

	584,972	313,635	975,131	908,515

Income from operations	42,810	50,804	27,807	120,595
Non-operating income (expense):
Interest income	2,151	836	1,105	1,101
Interest expense	(79,602)	(85,678)	(225,119)	(224,683)
Gain on debt refinancing, net	—	—	—	2,892
Interest expense—related party	—	(1,184)	(2,941)	(2,654)
Other non-operating income, net	97	—	1,076	45

	(77,354)	(86,026)	(225,879)	(223,299)

Loss before income taxes, discontinued operations, extraordinary item and minority interest	(34,544)	(35,222)	(198,072)	(102,704)
Provision for income taxes	(11,421)	(2,074)	(5,697)	(5,305)
Minority interest	9,631	—	—	10,786

Loss from continuing operations	(36,334)	(37,296)	(203,769)	(97,223)

Income from discontinued operations:
Trump Indiana	15,658	142,959	20,857	12,374
Provision for income taxes	(2,839)	(24,211)	(21,858)	—
Minority interest	(3,013)	—	—	(4,525)

Trump Indiana, net of income taxes and minority interest	9,806	118,748	(1,001)	7,849
Trump 29, net of minority interest of $1,200 in 2003	—	—	7,480	2,083
Gain on termination of Trump 29 management contract	—	—	6,000	—

Income from discontinued operations	9,806	118,748	12,479	9,932

(Loss) income before extraordinary item	(26,528)	81,452	(191,290)	(87,291)
Extraordinary gain on extinguishment of debt	—	196,932	—	—

Net (loss) income	$(26,528)	$278,384	$(191,290)	$(87,291)

Continuing operations	$(1.19)	$(1.25)	$(6.82)	$(3.77)
Discontinued operations	0.32	3.97	0.42	0.38
Extraordinary gain on extinguishment of debt	—	6.59	—	—

Basic net (loss) income per share	$(0.87)	$9.31	$(6.40)	$(3.39)

Continuing operations	$(1.19)	$(1.25)	$(6.82)	$(3.77)
Discontinued operations	0.32	3.97	0.42	0.38
Extraordinary gain on extinguishment of debt	—	6.59	—	—

Diluted net (loss) income per share	$(0.87)	$9.31	$(6.40)	$(3.39)

Weighted average shares outstanding:
Basic	30,533,041	29,904,764	29,904,764	25,773,545
Diluted	30,533,041	29,904,764	29,904,764	25,773,545

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands except share data)

	Shares	Common Stock	Shares	Class B Common Stock	Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity (Deficit)
Predecessor Company:
Balance, December 31, 2002	24,206,756	$242	1,000	$—	$455,645	$(357,819)	$(595)	$(20,200)	$77,273
Contributed capital	7,894,737	79		—	14,921				15,000
Comprehensive loss:
Other comprehensive (loss)—termination of interest rate swaps		—	—	—	—	—	595	—	595
Net (loss)		—	—	—	—	(87,291)	—	—	(87,291)

Comprehensive (loss)									(86,696)

Balance, December 31, 2003	32,101,493	321	1,000	—	470,566	(445,110)	—	(20,200)	5,577
Comprehensive loss:
Net (loss)		—	—	—	—	(191,290)	—	—	(191,290)

Comprehensive (loss)									(191,290)

Balance, December 31, 2004	32,101,493	321	1,000	—	470,566	(636,400)	—	(20,200)	(185,713)
Comprehensive loss:
Net income	—	—	—	—	—	278,384	—	—	278,384

Comprehensive income									278,384

Balance, May 19, 2005	32,101,493	$321	1,000	$—	$470,566	$(358,016)	$—	$(20,200)	$92,671

Reorganized Company:
Capitalization on May 20, 2005	27,089,849	$27	900	$—	$445,432	$—	$—	$—	$445,459
Compensatory stock warrants expense net of minority interest of $1,879	—	—	—	—	6,121	—	—	—	6,121
Warrants converted	52,847	—	—	—	—	—	—	—	—
Restricted stock compensation expense net of minority interest of $647	—	—	—	—	2,106	—	—	—	2,106
Issuance of restricted stock	35,000	—	—	—	—	—	—	—	—
Comprehensive loss:
Net (loss)	—	—	—	—	—	(26,528)	—	—	(26,528)

Comprehensive (loss)									(26,528)

Balance, December 31, 2005	27,177,696	$27	900	$—	$453,659	$(26,528)	$—	$—	$427,158

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Reorganized Company	Predecessor Company
	May 20, 2005 through December 31, 2005	January 1, 2005 through May 19, 2005	Years Ended December 31,
			2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(26,528)	$278,384	$(191,290)	$(87,291)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Non-cash reorganization (income) expense, net	—	(210,117)	39,533	—
Deferred income taxes	8,687	—	—	—
Minority interest in net income	(6,618)	—	—	(5,061)
Extraordinary gain on extinguishment of debt	—	(196,932)	—	—
Gain on debt refinancing, net	—	—	—	(2,892)
Depreciation and amortization	40,071	38,486	102,705	94,406
Amortization of deferred financing costs	1,519	665	5,740	6,870
Loss on sale of assets	—	—	717	—
Provisions for losses on receivables	2,330	1,445	5,473	6,465
Accretion of discounts on mortgage notes	—	—	2,354	3,811
Issuance of debt in satisfaction of accrued interest	—	—	4,089	10,478
Stock-based compensation expense	2,753	—	—	—
Compensatory stock warrants	8,000	—	—	—
Other	2,097	2,512	15,071	5,412
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(9,505)	546	(9,043)	(6,712)
Decrease (increase) in inventories	1,219	(485)	174	173
Decrease (increase) in other current assets	1,427	(2,143)	(918)	1,262
Decrease (increase) in other assets	2,097	(842)	(6,560)	(2,206)
(Decrease) increase in due to affiliates, net	(2,767)	(538)	1,075	2,567
(Decrease) increase in accounts payable, accrued expenses and other current liabilities	(16,327)	60,847	795	18,363
(Decrease) increase in accrued interest payable	(73,012)	68,866	73,872	1,180
(Decrease) increase in other long-term liabilities	(6,026)	3,835	390	(1,593)

Net cash flows (used in) provided by operating activities including discontinued operations	(70,583)	44,529	44,177	45,232

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(58,752)	(39,033)	(24,585)	(26,323)
Cash proceeds from sale of Trump Indiana	227,526	—	—	—
Increase in restricted cash	(45,005)	—	—	—
Other	(7,307)	(6,115)	(13,581)	(12,849)

Net cash flows provided by (used in) investing activities	116,462	(45,148)	(38,166)	(39,172)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from revolving credit facility, net	—	—	—	—
Borrowings from term loan	150,000	—	—	—
Repayments of term loan	(750)	—	—	—
Borrowings from (repayments of) DIP facility, net	(53,958)	18,172	35,786	—
Repayment of other long-term debt	(21,873)	—	—	—
Proceeds from long-term debt	—	—	—	468,036
Repayment of long-term debt, subject to compromise	—	(13,439)	(32,203)	(487,819)
Payment of deferred financing costs	(11,078)	(2,926)	—	(21,677)
Contributed capital from reorganization	55,000	—	—	15,000
Cash distributions to noteholders and stockholders	(41,120)	—	—	—

Net cash flows provided by (used in) financing activities	76,221	1,807	3,583	(26,460)

Net increase (decrease) in cash and cash equivalents	122,100	1,188	9,594	(20,400)
Cash and cash equivalents at beginning of period	106,454	105,266	95,672	116,072

Cash and cash equivalents at end of period	$228,554	$106,454	$105,266	$95,672

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$153,264	$16,129	$142,485	$211,288
Cash paid for income taxes	19,486	6,014	1,050	732
Equipment purchased under capital leases	10,468	122	40,221	37,267
Debt of Reorganized Company issued in exchange for debt and accrued interest of Predecessor Company	1,250,000	—	—	—
Stock and minority interest of Reorganized Company issued in exchange for debt and accrued interest of Predecessor Company	527,300	—	—	—
Accumulated other comprehensive gain	—	—	—	595

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	Reorganized Company	Predecessor Company
	December 31, 2005	December 31, 2004
Current assets:
Cash and cash equivalents	$228,550	$105,262
Restricted cash	45,005	—
Accounts receivable, net of allowance for doubtful accounts of $14,153 and $18,219, respectively	36,024	28,697
Accounts receivable, other	9,716	12,915
Inventories	10,716	11,575
Deferred income taxes	904	—
Prepaid expenses and other current assets	12,178	12,337

Total current assets	343,093	170,786

Net property and equipment	1,463,142	1,700,311

Other assets:
Intangible assets, net of accumulated amortization of $1,172 and $—, respectively	206,345	—
Goodwill	139,289	—
Deferred financing costs, net of accumulated amortization of $1,648 and $—, respectively	20,725	8,895
Other assets, net of reserve of $31,856 and $27,801, respectively	57,024	103,759

Total other assets	423,383	112,654

Total assets	$2,229,618	$1,983,751

Current liabilities:
Accounts payable	$38,739	$21,695
Accrued payroll and related expenses	26,553	25,469
Income taxes payable	36,765	35,438
Due to affiliate, net	—	3,305
Accrued partner distributions	3,041	—
Accrued interest payable	11,517	—
Accrued interest payable, subject to compromise	—	103,912
Self-insurance reserves	12,398	11,027
Other current liabilities	43,145	49,222
Current maturities of long-term debt	30,007	67,692

Total current liabilities	202,165	317,760

Long-term debt, net of current maturities	1,407,952	31,821
Long-term debt, subject to comprise	—	1,779,555
Long-term debt, related parties, subject to comprise	—	16,367
Deferred income taxes	39,224	—
Other long-term liabilities	18,424	23,622

Partners’ capital (deficit)
Partners’ capital	590,012	647,303
Accumulated deficit	(28,159)	(832,677)

Total partners’ capital (deficit)	561,853	(185,374)

Total liabilities and partners’ capital (deficit)	$2,229,618	$1,983,751

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS, HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Reorganized Company	Predecessor Company
	May 20, 2005 through December 31, 2005	January 1, 2005 through May 19, 2005	Years Ended December 31,

			2004	2003
Revenues:
Gaming	$663,140	$398,409	$1,069,463	$1,083,467
Rooms	48,257	26,360	75,996	75,660
Food and beverage	77,806	44,198	127,348	122,285
Other	26,833	12,809	42,608	36,448

	816,036	481,776	1,315,415	1,317,860
Less promotional allowances	(188,254)	(117,337)	(312,477)	(288,750)

Net revenues	627,782	364,439	1,002,938	1,029,110
Costs and expenses:
Gaming	307,384	186,545	498,449	502,490
Rooms	17,922	9,805	27,040	28,355
Food and beverage	26,592	13,767	41,887	42,158
General and administrative	176,763	92,957	247,793	243,347
General and administrative—related party	9,819	775	2,733	2,096
Depreciation and amortization	37,434	35,753	95,091	87,118
Reorganization expense (income) and related costs	9,058	(25,967)	59,281	—
Debt renegotiation costs	—	—	2,857	2,951

	584,972	313,635	975,131	908,515

Income from operations	42,810	50,804	27,807	120,595
Non-operating income (expense):
Interest income	2,151	836	1,105	1,101
Interest expense	(79,602)	(85,678)	(225,119)	(224,683)
Interest expense—related party	—	(1,184)	(2,941)	(2,654)
Gain on debt refinancing, net	—	—	—	2,892
Other non-operating income, net	97	—	1,076	45

	(77,354)	(86,026)	(225,879)	(223,299)

Loss before income taxes, discontinued operations and extraordinary item	(34,544)	(35,222)	(198,072)	(102,704)
Provision for income taxes	(6,434)	(2,074)	(5,697)	(5,305)

Loss from continuing operations	(40,978)	(37,296)	(203,769)	(108,009)

Income (loss) from discontinued operations:
Trump Indiana	15,658	142,959	20,857	12,374
Less provision for income taxes	(2,839)	(24,211)	(21,858)	—

Trump Indiana, net of income taxes	12,819	118,748	(1,001)	12,374
Trump 29	—	—	7,480	3,283
Gain on termination of Trump 29 management contract	—	—	6,000	—

Income from discontinued operations	12,819	118,748	12,479	15,657

(Loss) income before extraordinary item	(28,159)	81,452	(191,290)	(92,352)
Extraordinary gain on extinguishment of debt	—	196,932	—	—

Net (loss) income	$(28,159)	$278,384	$(191,290)	$(92,352)

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

(In thousands)

	Partners’ Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Partners’ Equity (Deficit)
Predecessor Company:
Balance, December 31, 2002	$652,503	$(549,035)	$(938)	$(20,200)	$82,330
Contributed capital	15,000				15,000
Comprehensive loss:
Other comprehensive (loss)—termination of interest rate swaps	—	—	938	—	938
Net (loss)	—	(92,352)	—	—	(92,352)

Comprehensive (loss)					(91,414)
Balance, December 31, 2003	667,503	(641,387)	—	(20,200)	5,916
Comprehensive loss:
Net (loss)	—	(191,290)	—	—	(191,290)

Comprehensive (loss)					(191,290)
Balance, December 31, 2004	667,503	(832,677)	—	(20,200)	(185,374)
Comprehensive loss:
Net income	—	278,384	—	—	278,384

Comprehensive income					278,384
Balance, May 19, 2005	$667,503	$(554,293)	$—	$(20,200)	$93,010

Reorganized Company:
Capitalization of partnership on May 20, 2005	$582,300	$—	$—	$—	$582,300
Restricted stock compensation expense	2,753	—	—	—	2,753
Compensatory stock warrants	8,000	—	—	—	8,000
Partnership distributions	(3,041)	—	—	—	(3,041)
Comprehensive loss:
Net loss	—	(28,159)	—	—	(28,159)

Comprehensive (loss)					(28,159)
Balance, December 31, 2005	$590,012	$(28,159)	$—	$—	$561,853

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Reorganized Company	Predecessor Company
	May 20, 2005 through December 31, 2005	January 1, 2005 through May 19, 2005	Years Ended December 31,
			2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(28,159)	$278,384	$(191,290)	$(92,352)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Non-cash reorganization (income) expense net	—	(210,117)	39,533	—
Deferred income taxes	3,700	—	—	—
Extraordinary gain on extinguishment of debt	—	(196,932)	—	—
Gain on debt refinancing, net	—	—	—	(2,892)
Depreciation and amortization	40,071	38,486	102,705	94,406
Amortization of deferred financing costs	1,519	665	5,740	6,870
Loss on sale of assets	—	—	717	—
Provisions for losses on receivables	2,330	1,445	5,473	6,465
Accretion of discounts on mortgage notes	—	—	2,354	3,811
Issuance of debt in satisfaction of accrued interest	—	—	4,089	10,478
Stock-based compensation expense	2,753	—	—	—
Compensatory stock warrants	8,000	—	—	—
Other	2,097	2,512	15,071	5,412
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(9,505)	546	(9,043)	(6,712)
Decrease (increase) in inventories	1,219	(485)	174	173
Decrease (increase) in other current assets	1,427	(2,143)	(918)	1,262
Decrease (increase) in other assets	2,097	(842)	(6,560)	(2,206)
(Decrease) increase in due to affiliates, net	(2,767)	(538)	1,075	2,567
(Decrease) increase in accounts payable, accrued expenses and other current liabilities	(16,323)	60,847	795	18,363
(Decrease) increase in accrued interest payable	(73,012)	68,866	73,872	1,180
(Decrease) increase in other long-term liabilities	(6,030)	3,835	390	(1,593)

Net cash flows (used in) provided by operating activities including discontinued operations	(70,583)	44,529	44,177	45,232

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(58,752)	(39,033)	(24,585)	(26,323)
Cash proceeds from sale of Trump Indiana	227,526
Increase in restricted cash	(45,005)
Other	(7,307)	(6,115)	(13,581)	(12,849)

Net cash flows provided by (used in) investing activities	116,462	(45,148)	(38,166)	(39,172)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from revolving credit facility, net	—	—	—	—
Borrowings from term loan	150,000	—	—	—
Repayments of term loan	(750)	—	—	—
Borrowings from (repayments of) DIP facility, net	(53,958)	18,172	35,786	—
Repayment of other long-term debt	(21,873)	—	—	—
Proceeds from long-term debt	—	—	—	468,036
Repayment of long-term debt, subject to compromise	—	(13,439)	(32,203)	(487,819)
Payment of deferred financing costs	(11,078)	(2,926)	—	(21,677)
Contributed capital from reorganization	55,000	—	—	15,000
Cash distributions to noteholders and stockholders	(41,120)	—	—	—

Net cash flows provided by (used in) financing activities	76,221	1,807	3,583	(26,460)

Net increase (decrease) in cash and cash equivalents	122,100	1,188	9,594	(20,400)
Cash and cash equivalents at beginning of period	106,450	105,262	95,668	116,068

Cash and cash equivalents at end of period	$228,550	$106,450	$105,262	$95,668

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$153,264	$16,129	$142,485	$211,288
Cash paid for income taxes	19,486	6,014	1,050	732
Equipment purchased under capital leases	10,468	122	40,221	37,267
Debt of Reorganized Company issued in exchange for debt of Predecessor Partnership	1,250,000	—	—	—
Partnership interests in Reorganized Partnership issued in exchange for debt and accrued interest of Predecessor Partnership	527,300	—	—	—
Accumulated other comprehensive gain	—	—	—	938

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(1)	Organization and Reorganization and Emergence from Chapter 11

Organization—The accompanying consolidated financial statements include those of Trump Entertainment Resorts, Inc. (formerly known as Trump Hotels & Casino Resorts, Inc.), a Delaware corporation (“TER” or the “Company”) and our subsidiaries. Except where otherwise noted, the words “we,” “us,” “our” and similar terms, as well as “Company,” refer to Trump Entertainment Resorts, Inc. and all of its subsidiaries. Our majority-owned subsidiary, Trump Entertainment Resorts Holdings, L.P. (formerly known as Trump Hotels & Casino Resorts Holdings, L.P.), a Delaware limited partnership and its respective subsidiaries is referred to as “TER Holdings.” Through TER Holdings and its wholly owned subsidiaries we own and operate the Trump Taj Mahal Casino Resort (“Trump Taj Mahal”), Trump Plaza Hotel and Casino (“Trump Plaza”) and Trump Marina Hotel Casino (“Trump Marina”) in Atlantic City, New Jersey. Until December 21, 2005, we also owned and operated a riverboat casino in Gary, Indiana. See Note 13 for additional information regarding this discontinued operation. During September 2005, TER Keystone Development Co., LLC (“TER Keystone”) was formed by TER Holdings to pursue a gaming license in Philadelphia, Pennsylvania, see Note 17.

TER currently beneficially owns an approximately 76.5% profits interest in TER Holdings, as both a general and limited partner, and Donald J. Trump owns directly and indirectly an approximately 23.5% profits interest in TER Holdings, as a limited partner. Mr. Trump’s limited partnership interests are exchangeable at Mr. Trump’s option, into 9,377,484 shares of TER’s Common Stock, par value $0.001 per share (the “TER Common Stock”) (subject to certain adjustments), which, if exchanged, would give Mr. Trump ownership of an aggregate of approximately 25.7% of the TER Common stock (including shares currently held directly by Mr. Trump) or approximately 29.1% assuming currently exercisable warrants held by Mr. Trump were exercised. Mr. Trump also holds 900 shares of TER’s class B Common Stock, par value $0.001 per share (the “Class B Common Stock”). The Class B Common stock has the voting equivalency of the 9,377,484 shares of TER Common stock for which his limited partnership interests in TER Holdings may be exchanged, and generally votes on all matters with the TER Common Stock as a single class. The Class B Common stock is redeemable at par to the extent that Mr. Trump exchanges his limited partnership interests in TER Holdings for TER Common stock and is not entitled to receive any dividends.

Reorganization and Emergence from Chapter 11—On November 21, 2004, Trump Hotels & Casino Resorts, Inc. (the “Predecessor Company”) and its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”), as part of a prearranged plan of reorganization. While in bankruptcy, the Debtors continued to manage their properties and operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court.

On April 5, 2005, the Bankruptcy Court entered an order confirming the Second Amended and Restated Joint Plan of Reorganization, dated as of March 30, 2005, of the Debtors, as amended (the “Plan”). The Plan became effective on May 20, 2005 (the “Effective Date”), at which time all material conditions to the Plan were satisfied and the Debtors emerged from Chapter 11.

(2)	Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements include our accounts and those of our controlled subsidiaries and partnerships. We have eliminated all significant intercompany transactions. We view each casino property as an operating segment and all such operating segments have been aggregated into one reporting segment.

From the filing of the Chapter 11 petition to the Effective Date, our Predecessor Company operated as debtors-in-possession under the jurisdiction of the Bankruptcy Court. Accordingly, the consolidated financial statements for periods from the filing of the Chapter 11 petition through the emergence from Chapter 11, were prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). SOP 90-7 required the reporting of pre-petition liabilities subject to compromise separately on the balance sheet at an estimate of the amount ultimately allowable by the Bankruptcy Court. SOP 90-7 also required separate reporting of certain expenses relating to the Debtors’ Chapter 11 filings as reorganization items. See Note 9 for a summary of reorganization expenses.

Upon emergence from Chapter 11, we adopted fresh-start reporting in accordance with SOP 90-7. Under fresh-start reporting, a new entity was deemed to have been created for financial reporting purposes and the recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values. The term “Predecessor Company” refers to the Company and its subsidiaries for periods prior to and including May 19, 2005, and the term “Reorganized Company” refers to the Company and its subsidiaries for periods on and subsequent to May 20, 2005.

As a result of the adoption of fresh-start reporting, the Reorganized Company’s post-emergence financial statements are generally not comparable with the financial statements of the Predecessor Company prior to its emergence from bankruptcy, including the historical financial statements included in this annual report. Due to the adoption of fresh-start reporting, the Predecessor Company and the Reorganized Company financial statements are prepared on different bases. See Note 9 for a condensed balance sheet the impact of showing fresh-start accounting at May 20, 2005.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents—We consider cash and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash—Restricted cash represents a portion of our proceeds from the sale of our Indiana riverboat gaming entity placed in an escrow account pending the payment and resolution of various liabilities relating to the sold entity.

Revenue Recognition and Allowance for Doubtful Accounts—The majority of our revenue is derived from gaming activities. As our gaming revenues are primarily generated from cash transactions, our revenues do not typically require the use of estimates. Gaming revenues represent the difference between amounts of gaming wins and losses. Revenues from hotel and other services are recognized at the time the related services are performed. We extend credit on a discretionary basis to certain qualified patrons. Our casino properties establish credit limits for approved casino customers following investigations of creditworthiness. We maintain an allowance for doubtful accounts based on a specific review of customer accounts as well as a review of the history of write-offs of returned markers. Management believes that the reserve recorded is reasonable; however, these estimates could change based on the actual collection experience with each returned marker.

Inventories—Inventories of provisions and supplies are carried at the lower of cost (weighted average) or market value.

Property and Equipment—The carrying value of property and equipment acquired prior to May 20, 2005, is based on its allocation of reorganization value and is being depreciated on the straight-line method using rates based on the estimated remaining useful lives. Property and equipment acquired on or after May 20, 2005, is recorded at cost. Property and equipment is depreciated on the straight-line method using rates based on the estimated useful lives as follows:

Buildings and building improvements	40 years
Furniture, fixtures and equipment	3 – 10 years

Depreciation expense includes amortization of assets under capital lease obligations.

Impairment of Long-lived Assets—When events or circumstances indicate that the carrying amount of long-lived assets to be held and used might not be recoverable, the expected future undiscounted cash flows from the assets is estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows was less than the carrying amount of the assets, an impairment loss would be recorded. The impairment loss would be measured on a location-by-location basis by comparing the fair value of the assets with their carrying amount. Long-lived assets that are held for disposal are reported at the lower of the assets’ carrying amount or fair value less costs related to the assets’ disposition.

Intangible Assets—We amortize intangible assets over their estimated useful lives. Our trademarks, included in intangible assets, have indefinite lives and are subject to impairment testing at least annually.

Goodwill—Goodwill represents our reorganization value in excess of amounts allocable to identifiable assets. Goodwill is subject to impairment testing at least annually. Goodwill was allocated to our operating entities based primarily upon an independent appraisal.

Deferred Financing Costs—Financing costs, including underwriters’ discounts and direct transactional fees associated with the issuance of debt are capitalized as deferred financing costs and are being amortized to interest expense over the terms of the related debt.

Self-insurance Reserves—Self-insurance reserves represent the estimated amounts of uninsured claims related to employee health medical costs, workers’ compensation and personal injury claims that have occurred in the normal course of business. These reserves are established by management based upon specific review of open claims, with consideration of incurred but not reported claims as of the balance sheet date. The costs of the ultimate disposition of these claims may differ from these reserve amounts.

Promotional Allowances—The retail value of accommodations, food, beverage and other services provided to patrons without charge is included in revenues and deducted as promotional allowances. The estimated costs of providing such promotional allowances are included in gaming costs and expenses in the accompanying consolidated statements of operations and consist of the following:

	Reorganized Company	Predecessor Company
	May 20, 2005 through December 31, 2005	January 1, 2005 through May 19, 2005	Years Ended December 31,
			2004	2003
Rooms	$18,332	$11,479	$29,117	$28,101
Food and beverage	45,787	28,343	73,077	70,678
Other	5,335	2,630	8,133	6,040

	$69,454	$42,452	$110,327	$104,819

Cash discounts based upon a negotiated amount with each affected patron are recognized as promotional allowances on the date the related revenue is recorded. Cash-back program awards that are given to patrons based upon earning points for future awards are accrued as the patron earns the points. The amount is recorded as promotional allowances in the statement of operations.

Advertising Expense—We expense advertising costs as they are incurred. Advertising expense was $7,232, $4,378, $11,937 and $10,837 for the period from May 20, 2005 through December 31, 2005, the period from January 1, 2005 through May 19, 2005, and the years ended December 31, 2004 and 2003, respectively.

Derivative Instruments and Hedging Activities—We account for derivative instruments and hedging activities under Statement on Auditing Standards (“SAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SAS No. 138, “Accounting for Certain Derivatives Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133.” We recognize derivatives on the balance sheet at fair value.

We currently have no outstanding interest rate swaps. From time to time we enter into interest rate swap agreements to change the proportion of fixed to variable rate debt within parameters established by management. In accordance with these parameters, the agreements are used to manage interest rate risks and cost inherent in our debt portfolio. During 2003, we terminated an interest rate swap agreement resulting in a charge to interest expense of $938.

Income Taxes—The provision for income taxes included in the respective statements of operations of TER and TER Holdings differs because of the tax status of these entities. TER Holdings’ provision for income taxes includes only state income tax provisions and balances because of its status as a partnership for federal tax purposes.

Minority Interest—Minority interest of the Reorganized Company represents the 23.5% limited partnership interest in TER Holdings owned directly and indirectly by Mr. Trump. The minority interest liability in the consolidated balance sheet is adjusted with the proportionate share of the earnings (losses) of TER Holdings and partner distributions to the minority interest holder.

Stock-based Compensation—Effective May 20, 2005, we adopted the revised provisions of FASB Statement 123, “Share Based Payment” (“FAS 123R”). FAS 123R requires the fair value of equity awards for new awards and previously granted awards that are not yet fully vested on the adoption date to be recognized in the financial statements. Compensation expense is recognized on a straight-line basis over the vesting period.

Our Predecessor Company followed the provisions of APB 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based compensation awards. Under APB 25, no compensation expense was reflected in net income as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Reclassifications—Certain other reclassifications and disclosures have been made to the Predecessor Company’s financial statements to conform to the Reorganized Company’s presentation of minority interest and to reflect discontinued operations status of Trump Indiana and Trump 29.

(3)	Property and Equipment

Property and equipment consists of the following:

	Reorganized Company	Predecessor Company
	December 31, 2005	December 31, 2004
Land and land improvements	$463,239	$248,174
Building and building improvements	927,959	1,739,000
Riverboat	—	36,099
Furniture fixtures and equipment	101,105	480,622
Construction in progress	7,254	11,632

	1,499,557	2,515,527
Less accumulated depreciation and amortization	(36,415)	(815,216)

Net property and equipment	$1,463,142	$1,700,311

(4)	Intangible Assets and Goodwill

Intangible assets consist of the following:

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Weighted- average Useful Life
Indefinite-lived intangible assets:
Trademarks	$197,000	$—	Indefinite
Other intangible assets:
Leasehold interests	517	(292)	1.6 years
Customer relationships	10,000	(880)	7 years

Totals	$207,517	$(1,172)

These intangible assets were recorded at May 20, 2005, as a part of our fresh-start reporting, see Note 9. We recorded amortization expense of $1,172 for the period from May 20, 2005 through December 31, 2005.

Future amortization expense of our amortizable intangible assets for each of the years ended December 31, is as follows:

2006	$1,615
2007	1,436
2008	1,436
2009	1,436
2010	1,436
Thereafter	1,986

Total	$9,345

A rollforward of goodwill for the period from May 20, 2005 to December 31, 2005, is as follows:

Balance, May 20, 2005	$372,932
Adjustment to pre-acquisition contingencies	(20,000)
Adjustment to reflect sale of Trump Indiana	(104,029)
Charge in lieu of income taxes	(8,687)
Other	(2,171)

Balance, December 31, 2005	$238,045

At December 31, 2005, TER Holdings’ goodwill is $139,289. The difference in goodwill between TER Holdings and TER is primarily related to the recognition of an additional federal deferred tax liability due to TER’s status as a corporation.

(5)	Long-term Debt

Long-term debt consists of the following:

	Reorganized Company	Predecessor Company
	December 31, 2005	December 31, 2004
Long-term debt:
Senior Secured Credit Facility:
Senior Secured Line of Credit, expires May 20, 2010 interest payable at least quarterly at either LIBOR or prime plus a margin	$—	$—
Term Loan, matures May 20, 2012, interest and principal payments due quarterly at either LIBOR and/or prime plus a margin (7.17% at December 31, 2005)	149,250	—

	149,250	—
Senior Secured Notes, due June 1, 2015, interest payable semi-annually at 8.5%, first interest payment due December 1, 2005	1,250,000	—
Other:
Capitalized lease obligations, payments due at various dates from 2006 through 2009, secured by slot and other equipment, interest at 4.3% to 20.0%	38,709	63,727
Debtor-in-possession financing, interest payable quarterly at LIBOR plus 1.5%, repaid on May 20, 2005	—	35,786

Total long-term debt	1,437,959	99,513

Long-term debt, subject to compromise:
Mortgage Notes:
First mortgage notes due 2006, interest payable at 11.25%	—	1,200,000
First mortgage notes due 2006, interest payable at 11.25%	—	75,000
First mortgage notes due 2006, interest payable at 11.25%	—	25,000
First mortgage notes due 2010, interest payable at 11.625%	—	425,000
Second mortgage notes due 2010, interest payable at 17.625%	—	70,922

Total long-term debt subject to compromise	—	1,795,922

Total long-term debt, including debt subject to compromise	1,437,959	1,895,435
Less: long-term debt, subject to compromise	—	1,795,922
Less: current maturities	30,007	67,692

Long-term debt, less current maturities	$1,407,952	$31,821

Senior Secured Credit Facility—On May 20, 2005, we and TER Holdings entered into an agreement for a $500,000 senior secured credit facility (the “Credit Facility”) with a group of lenders. Pursuant to the Credit Facility, as amended, the lenders have agreed to provide TER Holdings (i) a revolving credit facility in the amount of $200,000, (ii) a single-draw term loan facility in the amount of $150,000, which was drawn on the Effective Date (iii) a delayed draw term loan facility in the amount of $150,000, which may be drawn in multiple borrowings through November 20, 2006. The Credit Facility also includes a sub-facility for letters of credit in an amount of up to $70,000. At December 31, 2005, we have outstanding letters of credit of $40,000 under the Credit Facility.

Proceeds from the term loans may be utilized to (i) pay off amounts outstanding under the debtor-in-possession financing, which occurred on the Effective Date, (ii) fund the construction of a new tower at the Trump Taj Mahal, (iii) pay fees and expenses in connection with our restructuring, and (iv) provide for ongoing working capital and general corporate needs; provided that $150,000 of the term loan is restricted to fund construction of the new tower at the Trump Taj Mahal. The Credit Facility may be used to fund ongoing working capital requirements of TER Holdings and its subsidiaries and other general corporate purposes. The revolving credit facility matures on May 20, 2010. The term loan matures on May 20, 2012, and must be repaid during the final year of such loans in equal quarterly amounts, subject to amortization of approximately 1.0% per year prior to the final year.

Borrowings under the Credit Facility are secured by a first priority security interest on substantially all the assets of TER Holdings and its subsidiaries. TER Holdings’ obligations under the Credit Facility are guaranteed by us and each of our direct and indirect subsidiaries. We and our subsidiaries are subject to a number of affirmative and negative covenants and must comply with certain financial covenants. Such financial covenants include maintenance of a leverage ratio of 8.75 to 1, a lien coverage ratio of 2.25 to 1 and an interest coverage ratio of 1.35 to 1. We were in compliance with such covenants as of December 31, 2005.

Senior Secured Notes—On the Effective Date, TER Holdings and its wholly owned finance subsidiary, Trump Entertainment Resorts Funding, Inc. (“TER Funding”) issued $1,250,000 of Senior Secured Notes (“Senior Notes”). These Senior Notes were used to pay distributions under the Plan. The Senior Notes due June 1, 2015, bear interest at 8.5% per annum.

$730,000 of the aggregate principal amount of the Senior Notes is nonrecourse to the issuers and to the partners of TER Holdings (the “Qualified Portion”). $520,000 of the aggregate principal amount of the Senior Notes is recourse to the issuers and to TER, in its capacity as general partner of TER Holdings (the “Non-Qualified Portion”).

The Non-Qualified Portion and Qualified Portion are recalculated on a periodic basis no less frequently than annually based on certain tax considerations, provided that in no event will the Qualified Portion exceed $730,000 in aggregate principal amount of Senior Notes.

TER Holdings and TER Funding are co-issuers of the Senior Notes. All other subsidiaries of TER Holdings, except TER Keystone (the “Guarantors”) are guarantors of the Senior Notes on a joint and several basis.

The Senior Notes are senior obligations of the issuers and are guaranteed on a senior basis by the Guarantors and rank senior in right of payment to the issuers’ and Guarantors’ future subordinated indebtedness. Notwithstanding the foregoing, because amounts borrowed under the Credit Facility are secured by substantially all the assets of the issuers and the Guarantors on a priority basis, the Senior Notes and the guarantees thereof are effectively subordinated to amounts borrowed under the Credit Facility.

The Senior Notes are secured by substantially all of our real property and incidental personal property, subject to liens securing amounts borrowed under the Credit Facility and certain permitted prior liens. The issuers and Guarantors of the Senior Notes are subject to certain covenants under the indenture governing the Senior Notes. Under these covenants, TER Holdings and its guarantor subsidiaries are subject to limitations on the incurrence of additional indebtedness and payment of dividends.

Our various debt agreements restrict the ability of TER and its subsidiaries to make distributions or pay dividends unless certain financial ratios are achieved and to make distributions from TER Holdings to TER. In addition, the ability of Trump Taj Mahal, Trump Plaza or Trump Marina to make payments to TER may be restricted by the New Jersey Casino Control Commission (the “CCC”).

Mortgage Notes (Predecessor Company)—Prior to the filing of the Chapter 11 petition, we and certain of our subsidiaries had issued first and second mortgage notes (“Mortgage Notes”). On May 20, 2005, these Mortgage Notes were cancelled as a result of the reorganization described in Note 1. Upon consummation of the Plan, the Mortgage Notes were exchanged for cash, Senior Notes and TER Common Stock (subject to an election mechanism whereby holders of such notes could maximize the Senior Notes or TER Common Stock received by such holders). Holders of first Mortgage Notes were also entitled to receive the proceeds of the exercise of Class A Warrants issued on the Effective Date, or, if any Class A Warrants are not exercised, the shares of TER Common Stock reserved for issuance upon exercise of such warrants, as well as other consideration pursuant to the Plan. The difference between the carrying value of the Mortgage Notes and the value received in exchange has been recorded as an extraordinary gain in the Predecessor Company’s statement of operations for the period ended May 19, 2005.

Long-term debt and capital lease obligations mature as follows:

Years Ended December 31,	Long-term debt	Capital lease obligations	Total
2006	$1,500	$31,477	$32,977
2007	1,500	9,632	11,132
2008	1,500	976	2,476
2009	1,500	14	1,514
2010	1,500	—	1,500
Thereafter	1,391,750	—	1,391,750

Total	1,399,250	42,099	1,441,349
Less: amount representing interest	—	(3,390)	(3,390)

Total	$1,399,250	$38,709	$1,437,959

(6)	Income Taxes

Our income tax provision attributable to continuing operations and discontinued operations is as follows:

	Reorganized Company	Predecessor Company
	May 20, 2005 through December 31, 2005	January 1, 2005 through May 19, 2005	Years Ended December 31,
			2004	2003
Continuing operations	$11,421	$2,074	$5,697	$5,305
Discontinued operations	2,839	24,211	21,858	—

	$14,260	$26,285	$27,555	$5,305

The income tax provision attributable to income (loss) from continuing operations before income taxes is as follows:

	Reorganized Company	Predecessor Company
	May 20, 2005 through December 31, 2005	January 1, 2005 through May 19, 2005	Years Ended December 31,
			2004	2003
Current—federal	$—	$—	$—	$—
Deferred—federal	—	—	—	—

Provision for federal income taxes	—	—	—	—

Current—state	2,734	2,074	5,697	5,305
Deferred—state	—	—	—	—

Provision for state income taxes	2,734	2,074	5,697	5,305

Non-cash charge in lieu of taxes	8,687	—	—	—

	$11,421	$2,074	$5,697	$5,305

Our current federal income tax provision reflects the utilization of net operating loss carryforwards and our deferred income tax provision reflects the impact of changes to the valuation allowances. The non-cash charge in lieu of taxes represents the utilization of pre-reorganization tax benefits that are reflected as a reduction to goodwill.

A reconciliation of our federal income tax at the federal statutory rate to our income tax provision from continuing operations is as follows:

	Reorganized Company	Predecessor Company
	May 20, 2005 through December 31, 2005	January 1, 2005 through May 19, 2005	Years Ended December 31,
			2004	2003
Federal statutory rate	$(12,090)	$(12,328)	$(69,325)	$(35,946)
State taxes, net of federal benefit	1,777	1,348	3,703	3,448
Permanent differences, net	14,051	12,583	8,344	2,663
Non-cash charge-in-lieu of income taxes	8,687	—	—	—
Valuation allowance	(1,123)	414	62,975	35,140
Other, net	119	57	—	—

	$11,421	$2,074	$5,697	$5,305

The tax effects of significant temporary differences representing deferred tax assets and liabilities, subject to valuation allowances are as follows:

	Reorganized Company	Predecessor Company
	December 31, 2005	December 31, 2004
Deferred tax assets:
Accruals and prepayments	$68,680	$72,500
NOL carryforwards	74,798	188,630

	143,478	261,130
Less: Valuation allowance	(132,858)	(198,559)

	10,620	62,571

Deferred tax liabilities:
Basis differences on property and equipment, net	(83,836)	(33,514)
Trademarks and other	(68,847)	(29,057)

	(152,683)	(62,571)

Net deferred income tax liability	$(142,063)	$—

Net Operating Loss Carryforwards:

Utilization of Predecessor Company federal net operating loss carryforwards (“NOLs”) available to the Reorganized Company is limited pursuant to Section 382 of the Internal Revenue Code. As of December 31, 2005, we have federal NOLs of approximately $127,200 available to offset future taxable income of which approximately $62,300 are limited to approximately $6,300 annually for five years and approximately $2,000 annually thereafter. The federal NOLs expire from 2011 through 2025.

Under the New Jersey Casino Control Act, Trump Taj Mahal, Trump Plaza and Trump Marina are required to file New Jersey corporation business tax returns. As of December 31, 2005, Trump Taj Mahal, Trump Plaza and, Trump Marina had New Jersey NOLs of approximately $80,400, $279,400 and $116,200, respectively, for New Jersey state income tax purposes. The New Jersey state NOLs expire from 2006 through 2012.

Predecessor Company net operating losses utilized to offset taxable income of the Reorganized Company will be recorded in our provision for income taxes as a non-cash charge in lieu of taxes and as a reduction to goodwill, if available, and additional paid-in-capital to the extent goodwill would be reduced to zero.

Federal and State Income Tax Audits:

Certain of our subsidiaries are currently involved in examinations with the IRS concerning their federal partnership income tax returns for the tax years 2002 and 2003. While any adjustments resulting from this examination could affect their specific state income tax returns, we do not believe that adjustments, if any, will have a material adverse effect on their financial condition or results of operations. At, December 31, 2005, we have accrued $20,000 to reflect Trump Indiana’s expected federal and state income amounts due (including interest) related to Trump Indiana’s IRS audit for the years 1995 through 1997 and the impact on all subsequent years through December 21, 2005, the date of the sale of Trump Indiana to Majestic Star. In accordance with the terms of the Stock Purchase Agreement with Majestic Star, TER Holdings has assumed the liability for expected federal and state income taxes (including interest) related to Trump Indiana, Inc. for the tax years 1995 through December 21, 2005.

State income taxes for our New Jersey operations are computed under the alternative minimum assessment method. We believe our New Jersey Partnerships are exempt from these taxes and, as such, have not remitted payments of the amounts provided. The New Jersey Division of Taxation has issued an assessment to collect the unpaid taxes for the tax years 2002 and 2003. At December 31, 2005, we have accrued $18,100 for taxes and interest relating to this alternative minimum tax assessment for 2002 and 2003, as well as the open years 2004 and 2005. We are currently in discussions with the New Jersey Division of Taxation.

Tax Distributions:

TER Holdings’ partnership agreement requires distributions to its partners, TER and Mr. Trump, sufficient in amount to cover all federal, state and local income taxes incident to their ownership of TER Holdings, including special allocations of income, gains, losses, deductions and credits. TER Holdings has recorded distributions payable to Mr. Trump of $3,041 for the period May 20, 2005 through December 31, 2005. In addition, the partnership agreement contains an indemnification clause which may result in additional payments to Mr. Trump upon the disposition of the Trump Taj Mahal Casino Resort property, Trump Plaza Hotel and Casino property or Trump Marina Hotel Casino property. The amount of the payments would be sufficient in amount to cover the impact of the disposition on Mr. Trump’s federal, state and local income tax positions. The indemnification payments are limited to $100,000 and will only be due if Mr. Trump does not consent to the transaction.

(7)	Earnings Per Share

The computation of basic and diluted (loss) earnings per share is as follows:

	(in thousands, except share and per share data)
	Reorganized Company	Predecessor Company
	May 20, 2005 through December 31, 2005	January 1, 2005 through May 19, 2005	Years Ended December 31,
			2004	2003
Numerator for basic and diluted earnings per share:
Loss from continuing operations	$(36,334)	$(37,296)	$(203,769)	$(97,223)
Income from discontinued operations	9,806	118,748	12,479	9,932
Extraordinary gain on extinguishment of debt	—	196,932	—	—

Net (loss) income	$(26,528)	$278,384	$(191,290)	$(87,291)

Denominator:
Denominator for basic earnings per share—
Weighted average shares outstanding including Class A Warrants	30,533,041	29,904,764	29,904,764	25,773,545
Effect of dilutive securities (computed using the treasury stock method):
Redeemable partnership interest in TER Holdings and Class B Common stock	—	—	—	—

Denominator for diluted earnings per share—adjusted weighted-average shares	30,533,041	29,904,764	29,904,764	25,773,545

Basic net (loss) income per share:
Continuing operations	$(1.19)	$(1.25)	$(6.82)	$(3.77)
Discontinued operations	0.32	3.97	0.42	0.38
Extraordinary gain on extinguishment of debt	—	6.59	—	—

Net (loss) income	$(0.87)	$9.31	$(6.40)	$(3.39)

Diluted (loss) earnings per share:
Continuing operations	$(1.19)	$(1.25)	$(6.82)	$(3.77)
Discontinued operations	0.32	3.97	0.42	0.38
Extraordinary gain on extinguishment of debt	—	6.59	—	—

Net (loss) income	$(0.87)	$9.31	$(6.40)	$(3.39)

Potentially dilutive common shares excluded from the computation of diluted (loss) earnings per share due to anti-dilution are as follows:

	(in thousands, except share and per share data)
	Reorganized Company	Predecessor Company
	December 31, 2005	May 19, 2005	December 31,
			2004	2003
Potentially dilutive common shares:
Class B Common stock	9,377,484	13,918,723	13,918,723	13,918,723
Ten year warrants	1,446,706	—	—	—
Restricted stock	265,000	—	—	—
Employee stock options	300,000	2,474,500	2,474,500	2,474,500

Total	11,389,190	16,393,223	16,393,223	16,393,223

The minority interest recorded in our statement of operations would be added to our net income to calculate diluted earnings per share should the Class B Common Stock become dilutive.

The shares attributable to Our Class A Warrants are considered outstanding for both basic and diluted earnings per share, as the shares attributable to the warrants will be issued, upon expiration of these warrants, either to the warrant holders or the former First Mortgage Noteholders.

(8)	Stock-based Compensation Plans

Reorganized Company

Our shareholders have approved the 2005 Incentive Award Plan (the “2005 Stock Plan”) allowing for incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, performance shares and other stock-based awards to our officers, employees, consultants and independent directors. A total of 4,000,000 shares of Common Stock has been reserved for the issuance of awards available for grant under the 2005 Stock Plan.

In accordance with the provisions of FAS 123R, we recorded compensation expense for our stock option and restricted stock awards of $2,753 for the period from May 20, 2005 to December 31, 2005. Such expense is included in general and administrative expenses.

A summary of activity under the 2005 Stock Plan for the period from May 20, 2005 to December 31, 2005, is as follows:

	Restricted Stock		Stock Options
	Shares	Weighted-average Exercise Price Per Share	Shares	Weighted-average Exercise Price Per Share
Granted	350,000	$18.05	300,000	$17.75
Vested	(35,000)	17.75	—	—

Outstanding December 31, 2005	315,000	18.07	300,000	17.75

Restricted Stock—At December 31, 2005, the remaining unrecognized compensation expense for nonvested restricted stock to be recognized over the remaining contractual life was $3,718. The weighted-average remaining contractual life of outstanding restricted stock grants at December 31, 2005, was 1.3 years.

During January 2006, 125,217 shares of additional restricted stock were awarded to employees with unrecognized compensation expense of $2.519 to be recognized over the contractual life. The weighted-average contractual life of these shares was 1.5 years.

Stock Options—The following table summarizes information about stock options at December 31, 2005:

Range of Exercise Prices	Outstanding as of December 31, 2005	Weighted-average Remaining Contractual Life	Outstanding Weighted-average Exercise Price	Exercisable as of December 31, 2005	Exercisable Weighted-average Exercise Price
$17.75	300,000	9.7 years	$17.75	—	$—

These stock options vest in 100,000 share increments on July 1, 2007, 2008 and 2009. At December 31, 2005, the remaining unrecognized compensation expense for nonvested stock options to be recognized over the remaining contractual life was $2,298.

The following table sets forth information about the fair value of the option grant on the date of grant using the Black-Scholes option pricing model and the weighted-average assumptions used for the grant during the period from May 20, 2005 to December 31, 2005:

Weighted-average fair value of options granted	$8.19
Dividend yields	0.0%
Expected volatility	40.5%
Risk-free interest rates	4.5%
Expected lives	2.4 to 4.6 years

Predecessor Company

Our Predecessor Company had adopted the 1995 Stock Incentive Plan (the “1995 Stock Plan”) allowing for incentive stock options, nonqualified stock options, stock appreciation rights, phantom stock and performance share awards to our officers, employees, consultants and independent directors. A total of 4,000,000 shares of Common Stock had been reserved for the issuance of awards available for grant under the 1995 Stock Plan. Effective with our reorganization, all remaining outstanding grants under the 1995 Stock Plan were cancelled.

A summary of activity under the 1995 Stock Plan for our Predecessor Company follows:

	Shares	Weighted-average Exercise Price Per Share
Outstanding December 31, 2002	2,464,500	$3.16
Granted	10,000	1.95

Outstanding December 31, 2003	2,474,500	3.15
Granted	—	—

Outstanding December 31, 2004	2,474,500	3.15
Granted	—	—
Forfeited and cancelled	(2,474,500)	3.15

Outstanding May 20, 2005	—	—

Pro forma results of operations if our Predecessor Company had accounted for its stock plans under the fair value method of FAS 123R would not be materially different from the reported results of operations.

(9)	Fresh-Start Reporting, Capitalization of the Reorganized Company and Reorganization Expenses

Fresh-Start Accounting—We adopted fresh-start reporting upon our emergence from Chapter 11 on the Effective Date in accordance with SOP 90-7. We were required to apply the fresh-start provisions of SOP 90-7 to our financial statements because (i) the reorganization value of the assets of the emerging entity immediately before the date of confirmation was less than the total of all post-petition liabilities and allowed claims and (ii) the holders of existing voting shares of our common stock immediately before confirmation (i.e., the holders of shares of the common stock of the Predecessor Company (the “Old Common Stock”) that were issued and outstanding prior to the commencement of the Chapter 11 proceedings) received less than 50 percent of the voting shares of the emerging entity. Under SOP 90-7, application of fresh-start reporting is required on the date on which the plan of reorganization is confirmed by a bankruptcy court, but SOP 90-7 further provides that fresh-start reporting should not be applied until all material conditions to the Plan are satisfied. All material conditions to the Plan were satisfied as of May 20, 2005.

Fresh-start reporting required us to adjust the historical cost bases of our assets and liabilities to their fair value as determined by the reorganization value of the Company as set forth in the Plan. Furthermore, the reorganization value in the amount of $582,300, including minority interest as stated in the disclosure statement relating to the Plan, was allocated among the reorganized entity’s net assets in conformity with procedures specified by Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). We engaged an independent appraiser to assist us in the allocation of reorganization value (as set forth in the Plan) to our assets and liabilities and we used the independent appraiser’s analysis and other information to make the allocations as of the Effective Date. Our intangibles assets include trademarks (including a perpetual, exclusive royalty-free license of the “Trump” name and certain derivatives thereof, subject to certain terms and conditions), customer relationships, leasehold interests and goodwill. The adoption of fresh-start reporting resulted in the following adjustments to our consolidated balance sheet (including Trump Indiana, Inc.) as of May 20, 2005:

	Predecessor Company	Restructuring of Debt and Equity	Fresh-start Adjustments	Reorganized Company
	May 20, 2005			May 20, 2005
Current assets:
Cash and cash equivalents	$106,454	$—	$—	$106,454
Accounts receivable, net	39,611	49	—	39,660
Other current assets	26,540	—	4,489	31,029

Total current assets	172,605	49	4,489	177,143
Net property and equipment	1,701,156	—	(223,037)	1,478,119
Other long-term assets:
Intangible assets	—	—	257,517	257,517
Goodwill	—	—	372,932	372,932
Other assets, net	129,091	(17,921)	18,108	129,278

Total Assets	$2,002,852	$(17,872)	$430,009	$2,414,989

Current liabilities:
Accounts payable and accrued expenses	$213,938	$(25,431)	$—	$188,507
Accrued interest payable	172,778	(172,778)	—	—
Due to affiliates, net	2,767	—	—	2,767
Current maturities of long-term debt	83,455	(52,458)	—	30,997

Total current liabilities	472,938	(250,667)	—	222,271
Deferred income taxes	—	—	166,552	166,552
Long-term debt, net of current maturities	1,816,835	(397,423)		1,419,412
Other long-term liabilities	27,457	—	(3,003)	24,454
Minority Interest	—	136,841	—	136,841
Stockholders’ Equity:
Predecessor Company common stock and warrants	(314,378)	314,378	—	—
Reorganized Company common stock, warrants and additional paid-in capital	—	178,999	266,460	— 445,459

Total stockholders’ (deficit) equity	(314,378)	493,377	266,460	445,459

Total liabilities, minority interest and stockholders’ (deficit) equity	$2,002,852	$(17,872)	$430,009	$2,414,989

TER Holding’s reorganized balance sheet as of May 20, 2005 differs from TER’s reorganized balance sheet as of May 2005, due to the recognition of TER’s additional deferred income tax liability and related goodwill of $103,743. Additionally, TER’s minority interest is included in TER Holdings’ partner’s capital.

The net reorganization gain for the period ended May 19, 2005, includes $210,117 related to fresh-start adjustments to assets and liabilities pursuant to SOP 90-7. Net reorganization gain of $75,367 relating to our continuing operations is included as reorganization expense (income) and related costs and net reorganization gain of $134,750 is included in income from our Trump Indiana discontinued operations. The extraordinary gain from reorganization of debt of $196,932 relates to the settlement of long-term debt and accrued interest at an amount less than the historical recorded value. As this gain resulted from the bankruptcy recapitalization and, as such, was unusual and infrequent in nature, it has been reflected as an extraordinary gain pursuant to Accounting Principles Board Number 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and Financial Standards Board Statement Number 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”

Capitalization of the Reorganized Company—On May 20, 2005, the Effective Date, the Reorganized Company was capitalized with non-cash transactions in accordance with the Plan as follows:

Common Stock—We issued 27,089,849 shares of Common Stock in accordance with the Plan approved by the Bankruptcy Court. The Predecessor Company Common Stock holders received one share of Common Stock of the Reorganized Company for each 1,000 shares of the Predecessor Company Common Stock.

Class B Common Stock—Mr. Trump holds, directly and indirectly, 900 shares of Class B Common Stock, which have the voting equivalency of 9,377,484 shares of TER Common Stock. The Class B Common Stock generally votes on all matters submitted to common stockholders with the Common Stock and Class B Common Stock voting as a single class. The Class B Common Stock is redeemable at par to the extent that Mr. Trump exchanges his limited partnership interests in TER Holdings for TER Common Stock and is not entitled to receive any dividends.

Class A Warrants—We issued one-year Class A Warrants to purchase up to 2,207,260 shares of TER Common Stock, at an exercise price of $14.60 per share on a pro rata basis to holders of Old Common Stock and issued one-year Class A Warrants to purchase up to 1,217,933 shares of TER Common Stock to Mr. Trump at an exercise price of $14.60, in each case subject to certain anti-dilution provisions. On May 20, 2006, holders of first Mortgage Notes of the Predecessor Company, will receive, on a pro rata basis, the cash proceeds from the exercise of Class A Warrants issued to holders of Old Common Stock and to Mr. Trump, plus any interest accrued thereon and if any of the Class A Warrants are not exercised, the holders of the First Mortgage Notes will receive shares of TER Common Stock reserved for issuance upon exercise of such warrants.

Ten Year Warrants—Mr. Trump also received ten-year warrants to purchase 1,446,706 shares of TER Common Stock, at an exercise price of $21.90 per share, subject to certain anti-dilution provisions. These ten-year warrants were granted in connection with a services agreement entered into on the Effective Date. This services agreement is for a three-year rolling term, subject to certain terms and conditions. The ten-year warrants were fully vested on the date of grant and Mr. Trump does not need to perform any services under the terms of the service agreement in order to retain the rights to such warrants. As such, we have recorded the fair value of the ten-year warrants as a non-cash charge to compensation expense on the Effective Date in the Reorganized Company’s statement of operations. The amount of this charge was $8,000. The fair value of these warrants was determined using the Black-Scholes valuation method.

Limited Partnership Interests in TER Holdings—As a result of the transactions that took place on the Effective Date, Mr. Trump owns, directly and indirectly, an approximately 23.5% profits interest in TER Holdings, as a limited partner. Such limited partnership interests are exchangeable at Mr. Trump’s option into 9,377,484 shares of TER Common Stock, subject to certain adjustments.

Reorganization Expenses and Related Costs—Reorganization expenses (income) and related costs are as follows:

	Reorganized Company	Predecessor Company
	May 20, 2005 through December 31, 2005	January 1, 2005 through May 19, 2005	Years Ended December 31, 2004
Continuing operations:
Write-off of deferred financing costs	$—	$—	$18,731
Accretion of unamortized debt discount	—	—	18,866
Professional fees and other expenses	9,058	49,400	21,684
Revaluation of assets and liabilities pursuant to SOP 90-7	—	(75,367)	—

	$9,058	$(25,967)	$59,281

Discontinued operations
Write-off of deferred financing costs	$—	$—	$1,936
Professional fees and other expenses	—	—	197
Revaluation of assets and liabilities pursuant to SOP 90-7	—	(134,750)	—

	$—	$(134,750)	$2,133

(10)	Employee Benefit Plans

We have a 401(k) Plan for our nonunion employees. Eligible employees may contribute up to 30% of their earnings, subject to certain limitations, to the 401(k) Plan. We match on an annual basis a portion of participants’ contributions as determined by management. Matching contributions under the 401(k) Plan were $2,379, $1,497, $4,023 and $4,210 during the period May 20, 2005 to December 31, 2005, the period January 1, 2005 to May 19, 2005, and the years ended December 31, 2004 and 2003, respectively.

We also make payments to various multi-employer pension plans under industry-wide union agreements. The payments are based on the hours worked or gross wages paid to covered employees. Under the Employee Retirement Income Security Act, we may be liable for our share of unfunded liabilities, if any, if the plans are terminated. Pension expense for the period May 20, 2005 to December 31, 2005, the period January 1, 2005 to May 19, 2005, and the years ended December 31, 2004 and 2003, was $4,277, $2,445, $6,157 and $5,626, respectively.

(11)	Transactions with Affiliates

Services and Executive Agreements—The Reorganized Company has entered into a services agreement with Mr. Trump. Under the terms of this agreement, Mr. Trump serves as Chairman of the Board of Directors as well as provides other services as defined therein. The initial term of the services agreement is three years, with automatic renewal options. Mr. Trump will provide services to us for an annual fee of $2,000 plus an annual bonus determined by the Compensation Committee of the Board. Our Predecessor Company had an executive agreement with Mr. Trump whereby he agreed to act as President and Chief Executive Officer as well as Chairman of the Board of Directors. This executive agreement was terminated with the execution of the services agreement. Payments to Mr. Trump under these agreements were $1,565, $692, $1,935 and $1,609 for the period from May 20, 2005 to December 31, 2005, for the period from January 1, 2005 to May 19, 2005 and for the years ended December 31, 2004 and 2003.

Use of Trump Facilities—In the normal course of business, we engage in various transactions with other entities owned by Mr. Trump including leasing certain office space and periodic use of Mr. Trump’s airplane.

Management believes the ability to utilize certain of Mr. Trump’s facilities has enhanced our revenues. During the period from May 20, 2005 to December 31, 2005, the period from January 1, 2005 to May 19, 2005, and the years ended December 31, 2004 and 2003, we incurred approximately $254, $83, $798 and $487, respectively, relating to such transactions.

(12)	Fair Value of Financial Instruments

The carrying amount of the following financial instruments approximates fair value, as follows: (i) cash and cash equivalents, receivables and payables are based on the short-term nature of these financial instruments and (ii) CRDA bonds and deposits are based on the allowances to give effect to the below market interest rates.

The estimated fair values of other financial instruments at December 31, 2005, are as follows:

	Carrying Amount	Fair Value
Term Loan	$149,250	$151,489
Senior Secured Notes	1,250,000	1,218,750
Other long-term debt	38,709	38,709

The fair values of the Term Loan and Senior Secured Notes are based on quoted market prices. We estimated the fair value of the remainder of our long-term debt and capital lease obligations approximates carrying value.

(13)	Discontinued Operations

Trump Indiana—On December 21, 2005, TER Holdings completed the sale of Trump Indiana under the terms of a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Majestic Star Casinos. After accounting for certain taxes, fees and other closing costs and expenses, we received $227,526 in net proceeds. These amounts are subject to certain adjustments as specified in the Stock Purchase Agreement. Restricted cash at December 31, 2005, included $45,005 of the proceeds plus interest which have been placed in escrow pending resolution of these adjustments.

The operating results of Trump Indiana for all periods presented are shown as discontinued operations. Net revenues for Trump Indiana were $81,558, $52,160, $137,668 and $128,405 for the period from May 20, 2005 to December 31, 2005, January 1, 2005 to May 19, 2005, and for the years ended December 31, 2004 and 2003, respectively. Included in income from discontinued operations is an allocation of interest expense based on Trump Indiana’s nonrelated party debt assumed by the purchaser of Trump Indiana of $123, $17, $479 and $943 for the period from May 20, 2005 to December 31, 2005, January 1, 2005 to May 19, 2005, and for the years ended December 31, 2004 and 2003. Depreciation and amortization on assets of Trump Indiana ceased during the third quarter of 2005 in connection with our classification of Trump Indiana as a discontinued operation.

The following table summarizes the assets and liabilities of Trump Indiana as of December 31, 2004, as included in our consolidated balance sheet.

Predecessor Company
December 31, 2004
Current assets:
Cash and cash equivalents	$9,494
Accounts receivable, net of allowance for doubtful accounts	1,292
Inventories	95
Due to (from) affiliate	14,574
Prepaid expenses and other current assets	980

Total current assets	26,435

Net property and equipment	51,739

Other assets	38,083

Total assets	$116,257

Current liabilities:
Accounts payable	$1,527
Accrued payroll and related expenses	1,601
Income taxes payable	21,858
Self insurance reserves	571
Other current liabilities	12,271
Current maturities of long-term debt	960

Total current liabilities	38,788

Long-term debt, net of current maturities	60
Long-term debt, subject to comprise	50,558

Stockholders’ equity	26,851

Total liabilities and stockholders’ equity (deficit)	$116,257

Twenty-Nine Palms Development—On December 22, 2004, our subsidiaries entered into the Memorandum of Understanding terminating the Trump 29 Management Agreement with a Native American casino for a $6,000 fee, and other conditions. On January 21, 2005, the Bankruptcy Court approved the Memorandum of Understanding and we subsequently received the $6,000 fee.

(14)	Other Non-operating Income, net

Other non-operating income, net consists of miscellaneous income (loss) from events or transactions not resulting from our operations. Included in our non-operating income, net for the year ended December 31, 2004, was a $2,100 gain from an insurance settlement and a $717 loss on the sale of land.

(15)	Subsidiary Guarantors

TER Holdings and its wholly owned finance subsidiary, TER Funding are co-issuers of our Senior Notes. All other subsidiaries of TER Holdings, except TER Keystone (the “Guarantors”) are guarantors of the Senior Notes on a joint and several basis.

Condensed balance sheets as of December 31, 2005 and 2004 are as follows:

December 31, 2005 (Reorganized Company)

	TER Holdings	Guarantors	Non- Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$131,228	$97,322	$—	$—	$228,550
Restricted cash	45,005	—	—	—	45,005
Other current assets	9,172	66,597	488	(6,719)	69,538

Total current assets	185,405	163,919	488	(6,719)	343,093

Property and equipment, net	666	1,462,476	—		1,463,142

Other assets:
Investment in subsidiaries	742,001	—	—	(742,001)	—
Other, net	1,085,814	437,569	—	(1,100,000)	423,383

Total other assets	1,827,815	437,569	—	(1,842,001)	423,383

Total assets	$2,013,886	$2,063,964	$488	$(1,848,720)	$2,229,618

Current liabilities:
Accounts payable	$10,882	$27,341	$516	$—	$38,739
Other current liabilities	41,676	98,462	—	(6,719)	133,419
Current maturities of long-term debt	1,500	28,507	—	—	30,007

Total current liabilities	54,058	154,310	516	(6,719)	202,165

Long-term debt net of current maturities	1,397,750	1,110,202	—	(1,100,000)	1,407,952
Deferred income taxes	—	39,224	—	—	39,224
Other long-term liabilities	225	18,199	—	—	18,424

Partners’ capital (deficit)
Partners’ capital	590,012	726,632	3,814	(730,446)	590,012
Accumulated deficit	(28,159)	15,397	(3,842)	(11,555)	(28,159)

Total partners’capital (deficit)	561,853	742,029	(28)	(742,001)	561,853

Total partners’ capital (deficit) and liabilities	$2,013,886	$2,063,964	$488	$(1,848,720)	$2,229,618

December 31, 2004 (Predecessor Company)

	TER Holdings	Guarantors	Non- Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$1,536	$93,110	$10,616	$—	$105,262
Advances to affiliates	13,114	—	6,274	(19,388)	—
Other current assets	782	55,590	9,152		65,524

Total current assets	15,432	148,700	26,042	(19,388)	170,786

Property and equipment, net	626	1,647,946	51,739	—	1,700,311

Other assets:
Other, net	—	65,600	47,054	—	112,654

Total other assets	—	65,600	47,054	—	112,654

Total assets	$16,058	$1,862,246	$124,835	$(19,388)	$1,983,751

Current liabilities:
Accounts payable	$418	$19,372	$1,905	$—	$21,695
Other current liabilities	2,419	180,274	42,375	—	225,068
Due to affiliates	—	22,424	269	(19,388)	3,305
Current maturities of long-term debt	35,786	30,946	960	—	67,692

Total current liabilities	38,623	253,016	45,509	(19,388)	317,760

Long-term debt net of current maturities	—	1,672,231	155,512	—	1,827,743
Loss of consolidated subsidiaries in excess of investment in subsidiaries	162,809	—	—	(162,809)	—
Other long-term liabilities	—	23,622	—	—	23,622

Partners’ capital (deficit)
Partners’ capital	647,303	—	—	—	647,303
Accumulated (deficit)	(832,677)	(86,623)	(76,186)	162,809	(832,677)

Total partners’capital (deficit)	(185,374)	(86,623)	(76,186)	162,809	(185,374)

Total partners’ capital (deficit) and liabilities	$16,058	$1,862,246	$124,835	$(19,388)	$1,983,751

Condensed statements of operations for the period from May 20, 2005 to December 31, 2005, January 1, 2005 to May 19, 2005, and the years ended December 31, 2004 and 2003, are as follows:

May 20, 2005 through December 31, 2005 (Reorganized Company)

	TER Holdings	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Gaming	$—	$663,140	$—	$—	$663,140
Rooms, food, beverage and other	—	152,896	—	—	152,896

	—	816,036	—	—	816,036
Less promotional allowances	—	(188,254)	—	—	(188,254)

Net revenues	—	627,782	—	—	627,782

Costs and expenses:
Gaming	—	307,384	—	—	307,384
Rooms, food, beverage and other	—	44,514	—	—	44,514
General and administrative	26,410	155,235	4,937	—	186,582
Depreciation and amortization	108	37,326	—	—	37,434
Reorganization expense (income) and related costs	8,676	382	—	—	9,058

	35,194	544,841	4,937	—	584,972

Income (loss) from operations	(35,194)	82,941	(4,937)	—	42,810

OTHER INCOME (EXPENSE):
Interest income	65,710	1,787		(65,346)	2,151
Interest expense	(74,009)	(62,994)	(7,945)	65,346	(79,602)
Other non-operating income (expense)	—	97		—	97

	(8,299)	(61,110)	(7,945)	—	(77,354)

Loss (income) before equity in net income (loss) of consolidated subsidiaries, income taxes, discontinued operations and extraordinary item	(43,493)	21,831	(12,882)	—	(34,544)
Equity in net income (loss) of consolidated subsidiaries	2,515	—	—	(2,515)	—
Provision for income taxes	—	(6,434)	—	—	(6,434)

Loss from continuing operations	(40,978)	15,397	(12,882)	(2,515)	(40,978)
Income from discontinued operations:					—
Trump Indiana	—	—	15,658	—	15,658
Less provision for income taxes	—	—	(2,839)	—	(2,839)

Trump Indiana, net of income taxes	—	—	12,819	—	12,819
Equity in net income of discontinued operations	12,819	—	—	(12,819)	—

Income from discontinued operations	12,819	—	12,819	(12,819)	12,819

Net (loss) income	$(28,159)	$15,397	$(63)	$(15,334)	$(28,159)

January 1, 2005 through May 19, 2005 (Predecessor Company)

	TER Holdings	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Gaming	$—	$398,409	$—	$—	$398,409
Rooms, food, beverage and other	—	83,367	—	—	83,367

	—	481,776	—	—	481,776
Less promotional allowances	—	(117,337)	—	—	(117,337)

Net revenues	—	364,439	—	—	364,439

Costs and expenses:
Gaming	—	186,545	—	—	186,545
Rooms, food, beverage and other	—	23,572	—	—	23,572
General and administrative	3,064	90,238	430	—	93,732
Depreciation and amortization	64	35,689	—	—	35,753
Reorganization expense (income) and related costs	49,319	(80,186)	4,900	—	(25,967)

	52,447	255,858	5,330	—	313,635

Income (loss) from operations	(52,447)	108,581	(5,330)	—	50,804

OTHER INCOME (EXPENSE):
Interest income	11	791	56,502	(56,468)	836
Interest expense	(1,841)	(75,767)	(65,722)	56,468	(86,862)

	(1,830)	(74,976)	(9,220)	—	(86,026)

Loss (income) before equity in net income (loss) of consolidated subsidiaries, income taxes, discontinued operations and extraordinary item	(54,277)	33,605	(14,550)	—	(35,222)
Equity in net income (loss) of consolidated subsidiaries	213,913	—	—	(213,913)	—
Provision for income taxes	—	(2,074)	—	—	(2,074)

(Loss) income from continuing operations	159,636	31,531	(14,550)	(213,913)	(37,296)
Income from discontinued operations:					—
Trump Indiana	—	—	142,959	—	142,959
Less provision for income taxes	—	—	(24,211)	—	(24,211)

Trump Indiana, net of income taxes	—	—	118,748	—	118,748
Equity in net income of discontinued					—
operations	118,748	—	—	(118,748)	—

Income (loss) before extraordinary item	278,384	31,531	104,198	(332,661)	81,452
Extraordinary gain on extinguishment of debt	—	198,884	(1,952)	—	196,932

Net income (loss)	$278,384	$230,415	$102,246	$(332,661)	$278,384

Year ended December 31, 2004 (Predecessor Company)

	TER Holdings	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Gaming	$—	$1,069,463	$—	$—	$1,069,463
Rooms, food, beverage and other	—	245,952	—	—	245,952

	—	1,315,415	—	—	1,315,415
Less promotional allowances	—	(312,477)	—	—	(312,477)

Net revenues	—	1,002,938	—	—	1,002,938

Costs and expenses:
Gaming	—	498,449	—	—	498,449
Rooms, food, beverage and other	—	68,927	—	—	68,927
General and administrative	6,686	242,026	1,814	—	250,526
Depreciation and amortization	82	95,009	—	—	95,091
Reorganization expense (income) and related costs	—	15,214	44,067	—	59,281
Debt renegotiation costs	—	—	2,857	—	2,857

	6,768	919,625	48,738	—	975,131

Income (loss) from operations	(6,768)	83,313	(48,738)	—	27,807

OTHER INCOME (EXPENSE):
Interest income	20	851	50,912	(50,678)	1,105
Interest expense	(355)	(201,758)	(76,625)	50,678	(228,060)
Other	(404)	2,197	(717)	—	1,076

	(739)	(198,710)	(26,430)	—	(225,879)

Loss (income) before equity in net income (loss) of consolidated subsidiaries, income taxes, discontinued operations and extraordinary item	(7,507)	(115,397)	(75,168)	—	(198,072)
Equity in net income (loss) of consolidated subsidiaries	(196,262)	—	—	196,262	—
Provision for income taxes	—	(5,697)	—	—	(5,697)

Loss from continuing operations	(203,769)	(121,094)	(75,168)	196,262	(203,769)

Income (loss) from discontinued operations:					—
Trump Indiana	—	—	20,857		20,857
Less provision for income taxes	—	—	(21,858)	—	(21,858)

Trump Indiana, net of income taxes	—	—	(1,001)	—	(1,001)

Trump 29	—	—	7,480	—	7,480
Gain on termination of Trump 29 management contract	—	—	6,000	—	6,000

Trump 29	—	—	13,480	—	13,480

Equity in net income (loss) of discontinued operations	12,479	—	—	(12,479)	—

Income (loss) from discontinued operations	12,479	—	12,479	(12,479)	12,479

Net (loss) income	$(191,290)	$(121,094)	$(62,689)	$183,783	$(191,290)

Year ended December 31, 2003 (Predecessor Company)

	TER Holdings	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Gaming	$—	$1,083,467	$—	$—	$1,083,467
Rooms, food, beverage and other	—	234,393	—	—	234,393

	—	1,317,860	—	—	1,317,860
Less promotional allowances	—	(288,750)	—	—	(288,750)

Net revenues	—	1,029,110	—	—	1,029,110

Costs and expenses:
Gaming	—	502,490	—	—	502,490
Rooms, food, beverage and other	—	70,513	—	—	70,513
General and administrative	7,232	237,175	1,036	—	245,443
Depreciation and amortization	28	87,090	—	—	87,118
Debt renegotiation costs	2,250	(47)	748	—	2,951

	9,510	897,221	1,784	—	908,515

Income (loss) from operations	(9,510)	131,889	(1,784)	—	120,595

OTHER INCOME (EXPENSE):
Interest income	6,248	867	36,575	(42,589)	1,101
Interest expense	(4,533)	(210,439)	(54,954)	42,589	(227,337)
Other	(5,039)	9,796	(1,820)	—	2,937

	(3,324)	(199,776)	(20,199)	—	(223,299)

Loss (income) before equity in net income (loss) of consolidated subsidiaries, income taxes, discontinued operations and extraordinary item	(12,834)	(67,887)	(21,983)	—	(102,704)
Equity in net income (loss) of consolidated subsidiaries	(95,175)	—	—	95,175	—
Provision for income taxes	—	(5,305)	—	—	(5,305)

Loss from continuing operations	(108,009)	(73,192)	(21,983)	95,175	(108,009)

Income (loss) from discontinued operations:					—
Trump Indiana	—	—	12,374	—	12,374
Trump 29	—	—	3,283		3,283
Equity in net income of discontinued operations	15,657	—		(15,657)	—

Income (loss) from discontinued operations	15,657	—	15,657	(15,657)	15,657

Net (loss) income	$(92,352)	$(73,192)	$(6,326)	$79,518	$(92,352)

Condensed statements of cash flows for the period from May 20, 2005 to December 31, 2005, January 1, 2005 to May 19, 2005, and the years ended December 31, 2004 and 2003 are as follows:

May 20, 2005 through December 31, 2005 (Reorganized Company)

	TER Holdings	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$(138,090)	$76,346	$(8,839)	$—	$(70,583)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(197)	(54,164)	(4,391)	—	(58,752)
Proceeds from sale of Trump Indiana	227,526	—	—	—	227,526
Increase in restricted cash	(45,005)	—	—	—	(45,005)
Investments in and advances from (to) subsidiaries	(24,037)	—	—	24,037	—
Other	—	(7,307)	—	—	(7,307)

Net cash (used by) provided by investing activities	158,287	(61,471)	(4,391)	24,037	116,462

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from revolving credit facility, net	—	—	—	—	—
Borrowings from term loan, net	149,250	—	—	—	149,250
Repayment of DIP facility, net	(53,958)	—	—	—	(53,958)
Repayment of other long-term debt, net	—	(21,942)	69	—	(21,873)
Payment of deferred financing costs	(11,227)	—	149	—	(11,078)
Contributed capital	55,000	42,487	15,681	(58,168)	55,000
Distributions by subsidiaries	—	(22,246)	(11,885)	34,131	—
Cash distributions to noteholders and stockholders	(41,120)	—	—	—	(41,120)

Net cash provided by (used in) financing activities	97,945	(1,701)	4,014	(24,037)	76,221

Net increase (decrease) in cash and cash equivalents	118,142	13,174	(9,216)	—	122,100
Cash and cash equivalents, beginning of period	13,086	84,148	9,216	—	106,450

Cash and cash equivalents, end of period	$131,228	$97,322	$—	$—	$228,550

January 1, 2005 through May 19, 2005 (Predecessor Company)

	TER Holdings	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$(692)	$42,806	$2,415	$—	$44,529

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17)	(36,128)	(2,888)	—	(39,033)
Investments in and advances from (to) subsidiaries	(4,989)	—	—	4,989	—
Other	—	(6,115)	—	—	(6,115)

Net cash (used by) provided by investing activities	(5,006)	(42,243)	(2,888)	4,989	(45,148)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from DIP facility, net	18,172	—	—	—	18,172
Repayment of long-term debt, subject to compromise	—	(12,525)	(914)	—	(13,439)
Contributed capital	7,682	5,939	11,891	(25,512)	—
Distributions by subsidiaries	(10,256)	(2,939)	(7,328)	20,523	—
Other	1,650		(4,576)	—	(2,926)

Net cash provided by (used in) financing activities	17,248	(9,525)	(927)	(4,989)	1,807

Net increase (decrease) in cash and cash equivalents	11,550	(8,962)	(1,400)	—	1,188
Cash and cash equivalents, beginning of period	1,536	93,110	10,616	—	105,262

Cash and cash equivalents, end of period	$13,086	$84,148	$9,216	$—	$106,450

Year ended December 31, 2004 (Predecessor Company)

	TER Holdings	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$(7,690)	$74,308	$(22,441)	$—	$44,177

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(620)	(21,143)	(2,822)	—	(24,585)
Investments in and advances from (to) subsidiaries	(27,061)	—	—	27,061	—
Other	—	(13,445)	(136)	—	(13,581)

Net cash (used by) provided by investing activities	(27,681)	(34,588)	(2,958)	27,061	(38,166)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	35,786	—	—	—	35,786
Repayment of long-term debt	—	(28,689)	(3,514)	—	(32,203)
Contributed capital	—	36,363	33,102	(69,465)	—
Distributions by subsidiaries	—	(35,419)	(6,985)	42,404	—

Net cash provided by (used in) financing activities	35,786	(27,745)	22,603	(27,061)	3,583

Net increase (decrease) in cash and cash equivalents	415	11,975	(2,796)	—	9,594
Cash and cash equivalents, beginning of period	1,121	81,135	13,412	—	95,668

Cash and cash equivalents, end of period	$1,536	$93,110	$10,616	$—	$105,262

Year ended December 31, 2003 (Predecessor Company)

	TER Holdings	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$(6,403)	$51,263	$372	$—	$45,232

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(47)	(24,496)	(1,780)	—	(26,323)
Investments in and advances from (to) subsidiaries	4,433	—	3,003	(7,436)	—
Other	—	(12,552)	(297)	—	(12,849)

Net cash (used in) provided by investing activities	4,386	(37,048)	926	(7,436)	(39,172)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	—	468,036	—	468,036
Repayment of long-term debt	—	(22,494)	(465,325)	—	(487,819)
Payment of deferred financing costs	—	—	(21,677)	—	(21,677)
Contributed capital	—	—	15,000	—	15,000
Partnership distributions	—	(7,436)	—	7,436	—

Net cash provided by (used in) financing activities	—	(29,930)	(3,966)	7,436	(26,460)

Net increase (decrease) in cash and cash equivalents	(2,017)	(15,715)	(2,668)	—	(20,400)
Cash and cash equivalents, beginning of period	3,138	96,850	16,080	—	116,068

Cash and cash equivalents, end of period	$1,121	$81,135	$13,412	$—	$95,668

(16)	Quarterly Financial Data (unaudited)

	Predecessor Company		Reorganized Company (1)
		April 1, 2005 through May 19, 2005 Second	May 20, 2005 through June 30, 2005 Second
	First			Third	Fourth
2005:
Net revenues	$234,237	$130,202	$115,855	$277,267	$234,660
Income (loss) from operations	8,933	41,871	3,380	32,666	6,764
Income (loss) from continuing operations (2)	(46,905)	9,609	(8,924)	(1,306)	(26,104)
Income (loss) from discontinued operations, net of income taxes and minority interest (2)(3)	1,512	117,236	1,308	4,540	3,958
Extraordinary gain on extinguishment of debt, net of minority interest	—	196,932	—	—	—

Net (loss) income	$(45,393)	$323,777	$(7,616)	$3,234	$(22,146)

Basic net (loss) income per share
Continuing operations	$(1.57)	$0.32	$(0.29)	$(0.04)	$(0.86)
Discontinued operations	0.05	3.92	0.04	0.15	0.13
Extraordinary gain on extinguishment of debt	—	6.59	—	—	—

Net (loss) income	$(1.52)	$10.83	$(0.25)	$0.11	$(0.73)

Diluted net (loss) income per share
Continuing operations	$(1.57)	$0.22	$(0.29)	$(0.04)	$(0.86)
Discontinued operations	0.05	2.68	0.04	0.15	0.13
Extraordinary gain on extinguishment of debt	—	4.49	—	—	—

Net (loss) income	$(1.52)	$7.39	$(0.25)	$0.11	$(0.73)

	Predecessor Company
	First	Second	Third	Fourth
2004:
Net revenues	$236,544	$256,045	$273,624	$236,725
Income (loss) from operations (4)	18,488	31,476	28,279	(50,436)
Loss from continuing operations (5)	(38,228)	(24,833)	(31,791)	(108,917)
Income (loss) from discontinued operations net of income taxes (6)	(10,562)	7,269	6,646	9,126

Net (loss)	$(48,790)	$(17,564)	$(25,145)	$(99,791)

Basic net (loss) income per share
Continuing operations	$(1.28)	$(0.83)	$(1.06)	$(3.64)
Discontinued operations	(0.35)	0.24	0.22	0.30

Net loss	$(1.63)	$(0.59)	$(0.84)	$(3.34)

Diluted net (loss) income per share
Continuing operations	$(1.28)	$(0.83)	$(1.06)	$(3.64)
Discontinued operations	(0.35)	0.24	0.22	0.30

Net loss	$(1.63)	$(0.59)	$(0.84)	$(3.34)

(1)	The dollar and the per share amounts as shown for the Reorganized Company differ from the amounts as shown in our previously filed reports on Form 10-Q to reflect the allocation of minority interest to continuing operations and discontinued operations rather than presenting minority interest as a separate component of earnings per share. Additionally, the number of shares used to compute both basic and diluted earnings per share has been increased by the Class A Warrant shares.
(2)	The period from April 1, 2005 to May 19, 2005, includes a reduction in cost and expenses related to fresh-start adjustments made to assets and liabilities in accordance with SOP 90-7. Such adjustments included $75,356 and $134,761 to continuing operations and to discontinued operations, respectively. Professional fees and expenses recorded in continuing operations associated with our bankruptcy and reorganization were $5,681, $43,719, $1,940, $5,731 and $1,387 for the first quarter of 2005, the period from April 1, 2005 to May 19, 2005, the period May 20, 2005 to June 30, 2005, and the third and fourth quarters, respectively.
(3)	The period from April 1, 2005 to May 19, 2005, includes a provision for income taxes of $20,000 for an income tax audit relating to prior tax years. The fourth quarter of 2005 includes a non-cash charge in lieu of income taxes of $8,687.
(4)	The second quarter of 2004 includes a gain from an insurance settlement of $2,100 and the third quarter of 2004 includes a $717 loss from the sale of land.
(5)	During the fourth quarter of 2004, we recorded reorganization expenses of $39,533 to write-off deferred financing costs and accretion of unamortized debt discount and $21,881 to record professional fees associated with our bankruptcy and reorganization. During the fourth quarter of 2004, we recorded a $6,000 gain from the termination of the Trump 29 management contract.
(6)	During the first quarter of 2004, we recorded a retroactive charge to the provision for income taxes of $19,108 as a result of an Indiana Supreme Court ruling regarding the non-deductibility of the Riverboat Wagering Tax.

(17)	Commitments and Contingencies

Operating Leases—We have entered into operating leases for certain land, office, warehouse space, certain parking space and various equipment. Rent expense for the period May 20, 2005 to December 31, 2005, January 1, 2005 to May 19, 2005, and the years ended December 31, 2004 and 2003 was $8,304, $5,130, $12,135 and $11,900, respectively, of which $45, $35, $71 and $70, respectively, relates to affiliates.

Future minimum lease payments under noncancellable operating leases as of December 31, 2005, are as follows:

Years Ended December 31,
2006	$5,042
2007	4,289
2008	2,079
2009	1,912
2010	1,973
Thereafter	79,773

Total	$95,068

Philadelphia Options Agreement—On September 30, 2005, TER Keystone entered into an options agreement with Hunting Fox Associates I, L.P. (“HFA”), a Pennsylvania limited partnership and a subsidiary of Preferred Real Estate Investments, Inc. (the “Options Agreement”), relating to an approximately 18-acre parcel of land located in Philadelphia, Pennsylvania owned by HFA (the “Philadelphia Site”). Pursuant to the Options Agreement and in consideration of a fee payable by TER Keystone to HFA in accordance with the terms of the Options Agreement, HFA granted TER Keystone the right to either (i) lease the Philadelphia Site (the “Lease Option”) on and subject to the terms and conditions set forth in a form of ground lease (the “Ground Lease”) or (ii) purchase the Philadelphia Site (the “Purchase Option”) on the terms and conditions set forth in the Options

Agreement. The term of the Options Agreement expires on July 31, 2010, unless earlier terminated (the “Term”). TER Keystone may exercise the Lease Option or the Purchase Option at any time during the Term by providing written notice to HFA. In the event TER Keystone terminates the Options, TER Keystone shall pay HFA a termination fee. Pursuant to the Options Agreement, HFA has agreed to cooperate with and assist TER Keystone in applying for, securing and maintaining a license to operate a slot facility at the Philadelphia Site and to assist TER Keystone in connection with the acquisition from third parties of additional real property contiguous to the Philadelphia Site. In the event TER Keystone exercises the Lease Option, TER Keystone and HFA have agreed to enter into the Ground Lease. The initial term of the Ground Lease is 50 years, and may be renewed by TER Keystone for up to nine additional 10-year terms, subject to the terms and conditions set forth therein. During the period from May 20, 2005 to December 31, 2005, fees relating to the option agreement and other expenses of $4,937 were recorded as a general and administrative expense. TER Keystone has obtained a letter of credit for $10,000 in connection with the application for a Pennsylvania gaming license. TER Keystone has pledged its Lease Option as security for this letter of credit. In addition, we have pledged our interest in TER Keystone as additional collateral.

Casino Reinvestment Development Authority Obligations—Pursuant to the provisions of the Casino Control Act, we must either obtain investment tax credits, as defined in the Casino Control Act, in an amount equivalent to 1.25% of its gross casino revenues, as defined in the Casino Control Act, or pay an alternative tax of 2.5% of its gross casino revenues. Investment tax credits may be obtained by making qualified investments, as defined, or by depositing funds which may be converted to bonds by the Casino Reinvestment Development Authority (“CRDA”), both of which bear interest at two-thirds of market rates resulting in a fair value lower than cost. Certain of our subsidiaries are required to make quarterly deposits with the CRDA to satisfy their investment obligations.

Our qualified investments include CRDA deposits and investment bonds are classified as other long-term assets on the accompanying consolidated balance sheets and are summarized as follows:

	Reorganized Company	Predecessor Company
	December 31, 2005	December 31, 2004
CRDA deposits, net of valuation allowance of $16,145 and $13,471, respectively	$31,941	$26,588
CRDA bonds, net valuation allowance of $7,688 and $6,317, respectively	8,160	5,788

	$40,101	$32,376

For the period May 20, 2005 to December 31, 2005, January 1, 2005 to May 19, 2005, and the years ended December 31, 2004 and 2003, we charged to operations amounts of $2,875, $1,731, $4,592 and $4,673, respectively, to give effect to the below market interest rates associated with CRDA deposits and bonds. From time to time, we have elected to donate funds on deposit with the CRDA for various projects. We are not obligated to make donations to any specific project, and management elects to donate funds based on the specific facts of each potential donation transaction. Donations in the amounts of $0, $39, $24 and $7,368 were made during the period May 20, 2005 to December 31, 2005, January 1, 2005 to May 19, 2005, and the years ended December 31, 2004 and 2003, respectively. As a result of these donations, we charged to operations $0, $26, $16 and $4,518 during the period May 20, 2005 to December 31, 2005, January 1, 2005 to May 19, 2005, and the years ended December 31, 2004 and 2005, respectively.

NJSEA Subsidy Agreement—On April 12, 2004, the 12 Atlantic City casinos (the “Casinos”), including our Atlantic City properties, executed an agreement (the “NJSEA Subsidy Agreement”) with the New Jersey Sports & Exposition Authority (“NJSEA”) and the CRDA. The NJSEA Subsidy Agreement provides that the Casinos, on a pro rata basis according to their gross revenues, shall: (i) pay $34,000 to the NJSEA in cash in four yearly payments through October 15, 2007, and donate $52,000 to the NJSEA from the regular payment of their CRDA obligations for use by the NJSEA through 2008 to enhance purses, fund breeders awards and establish account wagering at New Jersey horse racing tracks; and (ii) donate $10,000 from the regular payment of their CRDA obligations for use by the CRDA as grants to such other North Jersey projects as the CRDA shall determine. The donation of $62,000 of CRDA obligations is conditioned upon the timely enactment and funding of the Casino Expansion Fund Act, which was enacted effective August 25, 2004, and established the Atlantic City Expansion Fund. The Casino Expansion Fund Act further identifies the casino hotel room occupancy fee as its funding source and directs the CRDA to provide the fund with $62,000 and make that amount available, on a pro rata basis, to each casino licensee for investment. By statute, as amended as of January 26, 2005, such funds shall be invested in eligible projects in Atlantic City that, if approved by the CRDA by August 25, 2006, would add hotel rooms, retail, dining or non-gaming entertainment venues or other non-gaming amenities including, in certain circumstances, parking spaces or, if approved thereafter, additional hotel rooms. Our Atlantic City properties have estimated their portion of the industry obligation at approximately 23%.

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

CAFRA Agreement—Trump Taj Mahal received a permit under the Coastal Area Facilities Review Act (“CAFRA”) (which is included as a condition of Trump Taj Mahal casino license) that initially required Trump Taj Mahal to begin construction of certain improvements on the Steel Pier by October 1992, which improvements were to be completed within 18 months of the commencement of construction. Trump Taj Mahal initially proposed a concept to improve the Steel Pier, the estimated cost of which was $30,000. Such concept was approved by the New Jersey Department of Environmental Protection, the agency which administers CAFRA. In March 1993, Taj Associates obtained a modification of its CAFRA permit providing for an extension of the required commencement and completion dates of the improvements to the Steel Pier for one year, which has been renewed annually, based upon an interim use of the Steel Pier as an amusement park. The pier sublease, pursuant to which Trump Taj Mahal leases the Steel Pier to an amusement park operator, terminates on December 31, 2006.

(18)	Legal Proceedings

Chapter 11 Cases—Although we have emerged from bankruptcy, we still are in the process of resolving various claims and other litigation in connection with the Plan, which may continue for the foreseeable future.

On July 18, 2005, the Bankruptcy Court considered a motion brought by a certain group of persons alleging that they had held shares of THCR Common Stock on the record date for distributions under the Plan (and who subsequently sold their shares prior to the distribution date) but did not receive any distributions under the Plan, which they believe were wrongly made to the beneficial holders of our stock on the distribution date. The movants had sought an order compelling us to make distributions to them under the Plan. After additional briefing and a court hearing with respect to the issue on October 8, 2005, the Bankruptcy Court denied the movants’ motion on February 17, 2006. We are uncertain whether or not the movants will appeal the Bankruptcy Court’s ruling.

DLJ Merchant Banking Partners III, LP (“DLJMB”) had filed proofs of claims in the Debtors’ Chapter 11 cases in which DLJMB alleged that it was due in excess of $26,000 for fees and expenses in connection with a proposed recapitalization we had pursued in 2004. We disputed the validity of the claims. On October 6, 2005, we commenced proceedings in the Bankruptcy Court to seek, among other relief, entry of an order disallowing and expunging the claims. On March 8, 2006, DLJMB and we entered into an agreement to settle the claims.

401(k) Plan Participant Litigation—On February 8, 2005, certain individuals filed a complaint in the United States District Court for the District of New Jersey, Camden Division, against certain persons and organizations that included members of the Trump Capital Accumulation Plan Administrative Committee. In their complaint, the plaintiffs alleged, among other things, that such persons and organizations, who were responsible for managing the Trump Capital Accumulation Plan, breached their fiduciary duties owed to the plan participants when THCR Common Stock held in employee accounts was allegedly sold without participant authorization if the participant did not willingly sell such shares by a specified date in accordance with the Plan. The plaintiffs brought this suit under the Employee Retirement Income Security Act of 1974 on behalf of themselves and certain other plan participants and beneficiaries and sought to have the court certify their claims as a class action. In their complaint, the plaintiffs also sought, among other things, damages for losses suffered by certain accounts of affected plan participants as a result of such allegedly improper sale of THCR Common Stock and reasonable costs and attorneys’ fees. The parties have commenced discovery on this matter. At this time, we cannot predict the outcome of such litigation or its effect on our business.

Other Litigation—In addition to the foregoing, we and certain of our employees are involved from time to time in other legal proceedings arising in the ordinary course of our business. While any proceeding or litigation contains an element of uncertainty, management believes that the final outcomes of these other matters are not likely to have a material adverse effect on our results of operations or financial condition. In general, we have agreed to indemnify our employees and our directors against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in any legal proceedings absent a showing of such persons’ gross negligence or malfeasance.

TRUMP ENTERTAINMENT RESORTS, INC.	SCHEDULE II
TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND
THE PERIOD JANUARY 1, 2005 TO MAY 19, 2005 AND
MAY 20, 2005 TO DECEMBER 31, 2005
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Other Changes (Deductions)		Balance at End of Period
Predecessor Company
YEAR ENDED DECEMBER 31, 2003
Allowances for doubtful accounts	$18,028	$6,465	$(6,565	)(a)	$17,928
Valuation allowance for CRDA investments	14,542	9,191	(8,237	)(b)	15,496
YEAR ENDED DECEMBER 31, 2004
Allowances for doubtful accounts	17,928	5,478	(5,187	)(a)	18,219
Valuation allowance for CRDA investments	15,496	4,592	(301	)(b)	19,787
Reserve for real estate taxes	—	8,014	—	(c)	8,014
PERIOD JANUARY 1, 2005 TO MAY 19, 2005
Allowances for doubtful accounts	18,219	1,445	(1,266	)(a)	18,398
Valuation allowance for CRDA investments	19,787	1,731	(316	)(b)	21,202
Reserve for real estate taxes	8,014	—	—		8,014
Reorganized Company
PERIOD MAY 20, 2005 TO DECEMBER 31, 2005
Allowances for doubtful accounts	18,398	2,330	(6,575	)(a)	14,153
Valuation allowance for CRDA investments	21,202	2,875	(244	)(b)	23,833
Reserve for real estate taxes	8,014	—	—		8,014

(a)	Write-off uncollectible accounts.
(b)	Reversal of allowance applicable to contribution of CRDA investments.
(c)	Reserve against claim for real estate taxes from the City of Atlantic City.

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit	Incorporated by Reference
2.1	Second Amended Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code, dated March 30, 2005, as amended	Filed as Exhibit T3E-2 to our Application for Qualification for Indenture on Form T-3, filed with the SEC on April 8, 2005

2.2	Order Confirming Amended Joint Plan of Reorganization	Filed as Exhibit 2.2 to our Current Report on Form 8-K field on April 11, 2005

2.3	Amended Order Confirming Second Amended Joint Plan of Reorganization	Filed as Exhibit 2.3 to our Current Report on Form 8-K field on April 11, 2005

2.4	Stipulation, dated as of April 8, 2005	Filed as Exhibit 2.4 to our Current Report on Form 8-K field on April 11, 2005

3.1	Restated Certificate of Incorporation of Trump Entertainment Resorts, Inc.	Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on May 26, 2005

3.2	Amended and Restated Bylaws of Trump Entertainment Resorts, Inc.	Filed as Exhibit 3.2 to our Current Report on Form 8-K filed on May 26, 2005

3.3	Certificate of Limited Partnership of Trump Entertainment Resorts Holdings, L.P. (formerly known as Trump Hotels & Casino Resorts, Inc.)	—

3.4

Fourth Amended and Restated Partnership Agreement of Trump Entertainment Resorts Holdings, L.P., dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Donald J. Trump, Trump Casinos, Inc. and TCI 2 Holdings, LLC.

Filed as Exhibit 10.4 to our Current Report on Form 8-K filed on May 26, 2005

3.5	Restated Certificate of Incorporation of Trump Entertainment Resorts Funding, Inc.	—

4.1	Form of Trump Entertainment Resorts, Inc.’s common stock	—

4.2	Form of Trump Entertainment Resorts, Inc.’s class B common stock	—

4.3

Indenture, dated as of May 20, 2005, by and among Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc., as issuers, the guarantors named therein, and U.S. Bank National Association, as indenture trustee.

Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on May 26, 2005

10.1+	Limited Liability Company Agreement by and between TER Keystone Development, LLC and the General Members, dated December 26, 2005 (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the SEC)	—

10.2+	Management Agreement by and between TER Management Co., LLC and Keystone Redevelopment Partners, LLC, dated December 26, 2005 (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the SEC)	—

Exhibit No.	Description of Exhibit	Incorporated by Reference
10.3	Stock Purchase Agreement, dated as of November 3, 2005, by and among The Majestic Star Casino, LLC and Trump Entertainment Resorts Holdings, L.P.	Filed as Exhibit 10.1 to Current Report on Form 8-K, filed on November 9, 2005

10.4*	Form of Restricted Stock Award Agreement	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 11, 2005

10.5+

Options Agreement, dated as of September 30, 2005, by and between Hunting Fox Associates I, L.P. and TER Keystone Development, LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the SEC)

Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.6+

Form of Ground Lease by and between Hunting Fox Associates I, L.P. and TER Keystone Development, LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the SEC)

Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.7*	Trump Entertainment Resorts, Inc. 2005 Incentive Award Plan.	Filed as Annex A to our Definitive Proxy Statement filed on September 9, 2005

10.8

Credit Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts Holdings, L.P., as borrower, Trump Entertainment Resorts, Inc., as general partner, Morgan Stanley & Co. Incorporated, as collateral agent, Morgan Stanley Senior Funding, Inc., as administrative agent, UBS Securities LLC, as syndication agent, Merrill Lynch Capital and Wells Fargo Foothill, Inc., as documentation agents, and Morgan Stanley Senior Funding, Inc. and UBS Securities, LLC, as joint lead arrangers and joint book-runners.

Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 26, 2005

10.9	Amended and Restated Investment Agreement, dated as of May 20, 2005, by and among Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Donald J. Trump	Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on May 26, 2005

10.10

Third Amended and Restated Exchange and Registration Rights Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P., Donald J. Trump and Trump Casinos, Inc.

Filed as Exhibit 10.5 to our Current Report on Form 8-K filed on May 26, 2005

10.11	Services Agreement, dated as of May 20, 2005, by and among Donald J. Trump, Trump Entertainment Resorts, Inc. and Trump Entertainment Resorts Holdings, L.P.	Filed as Exhibit 10.6 to our Current Report on Form 8-K filed on May 26, 2005

Exhibit No.	Description of Exhibit	Incorporated by Reference
10.12

Amended and Restated Trademark License Agreement, dated as of May 20, 2005, by and among Donald J. Trump, Trump Entertainment Resorts Holdings, L.P., Trump Entertainment Resorts, Inc., Trump Taj Mahal Associates, LLC, Trump Plaza Associates, LLC, Trump Marina Associates, LLC and Trump Indiana, Inc.

Filed as Exhibit 10.7 to our Current Report on Form 8-K filed on May 26, 2005

10.13	Amended and Restated Trademark Security Agreement, dated as of May 20, 2005, between Donald J. Trump and Trump Entertainment Resorts Holdings, L.P.	Filed as Exhibit 10.8 to our Current Report on Form 8-K filed on May 26, 2005

10.14	Right of First Offer Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Organization LLC.	Filed as Exhibit 10.9 to our Current Report on Form 8-K filed on May 26, 2005

10.15	Voting Agreement, dated as of May 20, 2005, by and between Trump Entertainment Resorts, Inc. and Donald J. Trump.	Filed as Exhibit 10.10 to our Current Report on Form 8-K filed on May 26, 2005

10.16	DJT Warrant Agreement, dated as of May 20, 2005, between Trump Entertainment Resorts, Inc. and Donald J. Trump.	Filed as Exhibit 10.11 to our Current Report on Form 8-K filed on May 26, 2005

10.17	DJT Class A Warrant Agreement, dated as of May 20, 2005, between Trump Entertainment Resorts, Inc. and Donald J. Trump.	Filed as Exhibit 10.12 to our Current Report on Form 8-K filed on May 26, 2005

10.18	Assignment and Assumption of Interest in Miss Universe Pageant Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts Holdings, L.P., Trump Pageants, Inc. and Donald J. Trump.	Filed as Exhibit 10.13 to our Current Report on Form 8-K filed on May 26, 2005

10.19	Class 11 Class A Warrant Agreement, dated as of May 20, 2005, between Trump Entertainment Resorts, Inc. and Continental Stock Transfer & Trust Company.	Filed as Exhibit 10.14 to our Current Report on Form 8-K filed on May 26, 2005

10.20	Registration Rights Agreement, dated as of May 20, 2005, of Trump Entertainment Resorts, Inc.	Filed as Exhibit 10.15 to our Current Report on Form 8-K filed on May 26, 2005

10.21

Indemnity Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Trump Plaza Associates, LLC, Trump Taj Mahal Associates, LLC, Trump Marina Associates, LLC, Trump Indiana, Inc. and Donald J. Trump.

Filed as Exhibit 10.17 to our Current Report on Form 8-K filed on May 26, 2005

Exhibit No.	Description of Exhibit	Incorporated by Reference
10.22

Indemnity Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Trump Plaza Associates, LLC, Trump Taj Mahal Associates, LLC, Trump Marina Associates, LLC, Trump Indiana, Inc. and Wallace B. Askins.

Filed as Exhibit 10.18 to our Current Report on Form 8-K filed on May 26, 2005

10.23

Indemnity Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Trump Plaza Associates, LLC, Trump Taj Mahal Associates, LLC, Trump Marina Associates, LLC, Trump Indiana, Inc. and Edward H. D’Alelio.

Filed as Exhibit 10.19 to our Current Report on Form 8-K filed on May 26, 2005

10.24

Indemnity Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Trump Plaza Associates, LLC, Trump Taj Mahal Associates, LLC, Trump Marina Associates, LLC, Trump Indiana, Inc. and Don M. Thomas.

Filed as Exhibit 10.20 to our Current Report on Form 8-K filed on May 26, 2005

10.25

Indemnity Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Trump Plaza Associates, LLC, Trump Taj Mahal Associates, LLC, Trump Marina Associates, LLC, Trump Indiana, Inc. and James J. Florio.

Filed as Exhibit 10.21 to Current Report on Form 8-K filed on May 26, 2005

10.26

Indemnity Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Trump Plaza Associates, LLC, Trump Taj Mahal Associates, LLC, Trump Marina Associates, LLC, Trump Indiana, Inc. and Cezar M. Froelich.

Filed as Exhibit 10.22 to our Current Report on Form 8-K filed on May 26, 2005

10.27

Indemnity Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Trump Plaza Associates, LLC, Trump Taj Mahal Associates, LLC, Trump Marina Associates, LLC, Trump Indiana, Inc. and Morton E. Handel.

Filed as Exhibit 10.23 to our Current Report on Form 8-K filed on May 26, 2005

10.28

Indemnity Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Trump Plaza Associates, LLC, Trump Taj Mahal Associates, LLC, Trump Marina Associates, LLC, Trump Indiana, Inc. and Michael Kramer.

Filed as Exhibit 10.24 to Current Report on Form 8-K filed on May 26, 2005

10.29

Indemnity Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Trump Plaza Associates, LLC, Trump Taj Mahal Associates, LLC, Trump Marina Associates, LLC, Trump Indiana, Inc. and James B. Perry.

Filed as Exhibit 10.25 to our Current Report on Form 8-K filed on May 26, 2005

Exhibit No.	Description of Exhibit	Incorporated by Reference
10.30	Settlement Agreement, dated March 23, 2005, between the Indiana Department of Revenue and Trump Indiana, Inc.	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005

10.31

Second Amended and Restated Casino Services Agreement, dated January 1, 1998, among Trump Plaza Associates, Trump Taj Mahal Associates, Trump Marina Associates, L.P., Trump Indiana, Inc. and Trump Casino Services, LLC

Filed as Exhibit 10.28 to our Annual Report on Form 10-K for the year ended December 31, 2003

10.32*	Consulting Agreement, dated December 16, 2005 of Scott C. Butera	—

10.33*	Employment Agreement, dated November 14, 2005, of Dale R. Black	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 21, 2005

10.34*	Employment Agreement, dated September 27, 2005 of Virginia McDowell	—

10.35*	Employment Agreement, dated September 14, 2005, of Rosalind Krause	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 23, 2005

10.36*	Employment Agreement, dated September 12, 2005, of James Rigot	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 23, 2005

10.37*	Employment Agreement, dated September 12, 2005 of Paul Keller	—

10.38*	Employment Agreement, dated July 19, 2005, of Mark Juliano	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2005

10.39*	Employment Agreement, dated July 6, 2005, of James B. Perry	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 11, 2005

10.40*	Amendment, dated January 9, 2003, to Joseph A. Fusco’s Employment Agreement, dated April 17, 2000	Filed as Exhibit 10.38 to our Annual Report on Form 10-K for the year ended December 31, 2002

10.41*	Amendment, dated January 9, 2003, to Robert M. Pickus’ Employment Agreement, dated April 17, 2000	Filed as Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2002

10.42*	Employment Agreement, dated April 17, 2000, of Joseph A. Fusco	Filed as Exhibit 10.75 to our Annual Report on Form 10-K for the year ended December 31, 2000

10.43*	Employment Agreement, dated April 17, 2000, of Robert M. Pickus	Filed as Exhibit 10.73 to our Annual Report on Form 10-K for the year ended December 31, 2000

10.44

Restructuring Support Agreement, dated October 20, 2004, by and among Trump Hotels and Casino Resorts, Inc., Trump Atlantic City Associates, each of the TAC Co-Issuers (as defined therein), Trump Casino Holdings, LLC, Trump Casino Funding, Inc., Donald J. Trump, and each of the holders of TAC Notes and/or TCH Notes signatory thereto.

Filed as Exhibit 99.1 to our Current Report on Form 8-K filed on October 21, 2004

10.45

Commitment Letter, dated December 17, 2004, between Trump Hotels & Casino Resorts, Inc., Trump Atlantic City Associates and Trump Casino Holdings, LLC, and Morgan Stanley Senior Funding, Inc., UBS Securities LLC and UBS Loan Finance LLC

Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 23, 2004

Exhibit No.	Description of Exhibit	Incorporated by Reference
10.46

Loan and Security Agreement, dated November 22, 2004, by and between Trump Hotels & Casino Resorts, Inc. and certain of its subsidiaries and Beal Bank, S.S.B., as administrative agent for the lenders thereto.

Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 24, 2004

10.47

Memorandum of Understanding, dated as of December 20, 2004, among THCR Management Services, LLC, Trump Hotels & Casino Resorts Development Company, LLC, the Twenty-Nine Palms Band of Luiseno Mission Indians of California and the Twenty-Nine Palms Enterprises Corporation

Filed as Exhibit 99.1 to our Current Report on Form 8-K filed on December 28, 2004

10.48	Investment Agreement, dated January 25, 2005, by and between Trump Hotels & Casino Resorts, Inc. and Trump Hotels & Casino Resorts Holdings, L.P. and Donald J. Trump	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 31, 2005

10.49	Stock Purchase Agreement, dated as of November 3, 2005, by and among The Majestic Star Casino, LLC, Indiana Limited Liability Company, and Trump Entertainment Resorts Holdings, L.P.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 3, 2005

10.50	Non-Employee Director Compensation	—

21.1	List of Subsidiaries of Trump Entertainment Resorts, Inc.	—

23	Consent of Independent Registered Public Accounting Firm	—

24	Powers of Attorney of directors	—

31.1	Certification by the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended	—

31.2	Certification by the Chief Financial Officer of Trump Hotels & Casino Resorts, Inc. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended	—

32.1	Certification of the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—

32.2	Certification of the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—

99.1	Description of Certain Governmental and Gaming Regulations	—

*	Management contract or compensatory plan or arrangement.
+	We have applied to the SEC for confidential treatment with respect to portions of this Exhibit. An unredacted version of this Exhibit has been submitted separately to the SEC.

