Form 10-Q
period 2006-03-31
TRUMP ENTERTAINMENT RESORTS, INC.; TRUMP ENTERTAINMENT RESORTS HOLDINGS LP; TRUMP ENTERTAINMENT RESORTS FUNDING INC
filed 2006-05-05
CIK 943320, 943322, 943323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

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

Large Accelerated Filer  ☐                    Accelerated Filer  ☐                    Non-Accelerated Filer  ☒

Trump Entertainment Resorts Funding, Inc.

Large Accelerated Filer  ☐                    Accelerated Filer  ☐                    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of May 3, 2006, there were 27,993,891 shares of common stock and 900 shares of class B common stock (having a voting equivalency of 9,377,484 shares of common stock) of Trump Entertainment Resorts, Inc. outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except share and per share data)

	Reorganized Company
	March 31, 2006	December 31, 2005
	(unaudited)
Current assets:
Cash and cash equivalents	$223,023	$228,554
Restricted cash	45,485	45,005
Accounts receivable, net	34,168	36,024
Accounts receivable, other	8,877	9,716
Inventories	11,146	10,716
Deferred income taxes	2,289	2,289
Prepaid expenses and other current assets	11,062	12,178

Total current assets	336,050	344,482

Net property and equipment	1,464,961	1,463,142

Other assets:
Intangible assets, net	205,869	206,345
Goodwill	237,620	238,045
Deferred financing costs, net	19,279	20,725
Other assets, net	58,829	57,024

Total other assets	521,597	522,139

Total assets	$2,322,608	$2,329,763

Current liabilities:
Accounts payable	$25,006	$38,739
Accrued payroll and related expenses	29,321	26,553
Income taxes payable	37,570	36,765
Partnership distribution payable	2,430	3,041
Accrued interest payable	38,603	11,517
Self-insurance reserves	12,147	12,398
Other current liabilities	39,678	43,145
Current maturities of long-term debt	24,929	30,007

Total current liabilities	209,684	202,165

Long-term debt, net of current maturities	1,404,023	1,407,952
Deferred income taxes	144,352	144,352
Other long-term liabilities	18,112	18,428
Minority Interest	127,729	129,708

Stockholders’ equity:
Preferred stock, $1 par value; 1,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $.001 par value;
75,000,000 shares authorized at March 31, 2006 and December 31, 2005,
27,731,862 issued and outstanding at March 31, 2006, and 27,177,696 issued and outstanding at December 31, 2005	28	27
Class B Common stock, $0.001 par value; 1,000 shares authorized, 900 shares issued and outstanding	—	—
Additional paid-in capital	454,931	453,659
Accumulated deficit	(36,251)	(26,528)

Total stockholders’ equity	418,708	427,158

Total liabilities and stockholders’ equity	$2,322,608	$2,329,763

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share data)

	Reorganized Company	Predecessor Company
	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
	(unaudited)	(unaudited)
Revenues:
Gaming	$247,944	$256,544
Rooms	17,088	16,452
Food and beverage	26,606	27,551
Other	7,753	8,203

	299,391	308,750
Less promotional allowances	(61,793)	(74,513)

Net revenues	237,598	234,237

Costs and expenses:
Gaming	116,459	120,438
Rooms	7,556	6,083
Food and beverage	9,170	8,179
General and administrative	68,829	61,385
General and administrative - related party	662	540
Depreciation and amortization	16,610	23,009
Reorganization expense and related costs	—	5,670

	219,286	225,304

Income from operations	18,312	8,933

Non-operating income (expense):
Interest income	2,949	444
Interest expense	(32,479)	(54,984)
Other non-operating income, net	—	65

	(29,530)	(54,475)

Loss before income taxes, minority interest, and discontinued operations	(11,218)	(45,542)
Provision for income taxes	(1,492)	(1,363)
Minority interest	2,987	—

Loss from continuing operations	(9,723)	(46,905)

Income from discontinued operations:
Trump Indiana	—	4,912
Provision for income taxes	—	(3,400)

Income from discontinued operations	—	1,512

Net (loss)	$(9,723)	$(45,393)

Continuing operations	$(0.32)	$(1.57)
Discontinued operations	—	0.05

Basic net (loss) per share	$(0.32)	$(1.52)

Continuing operations	$(0.32)	$(1.57)
Discontinued operations	—	0.05

Diluted net (loss) per share	$(0.32)	$(1.52)

Weighted average shares outstanding:
Basic and diluted	30,726,258	29,904,764

See accompany notes to condensed consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share data)

	Shares	Common Stock	Shares	Class B Common Stock	Additional Paid-in Capital	Accumulated (Deficit)	Total Stockholders’ Equity
Reorganized Company:
Balance, December 31, 2005	27,177,696	$27	900	$—	$453,659	$(26,528)	$427,158
Warrants converted	154,039	—	—	—	—	—	—
Restricted stock compensation expense net of minority interest of $348	—	—	—	—	1,132	—	1,132
Issuance of restricted stock	400,127	1	—	—	(1)	—	—
Other	—	—	—	—	141	—	141
Net (loss)	—	—	—	—	—	(9,723)	(9,723)

Balance, March 31, 2006	27,731,862	$28	900	$—	$454,931	$(36,251)	$418,708

See accompanying notes to condensed consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Reorganized Company	Predecessor Company
	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(9,723)	$(45,393)
Adjustments to reconcile net (loss) to net cash flows provided by (used in) operating activities:
Deferred and non-cash charge in lieu of income taxes	425	—
Minority interest in net income	(2,987)	—
Depreciation and amortization	16,610	24,776
Amortization of deferred financing costs	669	564
Provisions for losses on receivables	1,371	921
Stock-based compensation expense	1,480	—
Other	991	1,706
Changes in operating assets and liabilities:
Decrease (increase) receivables	1,324	(596)
Decrease (increase) in inventories	(430)	(398)
Decrease (increase) in other current assets	1,116	2,714
Decrease (increase) in other assets	411	(3,644)
(Decrease) increase in due to affiliates, net	—	(13)
(Decrease) increase in accounts payable, accrued expenses and other current liabilities	(13,263)	16,018
Increase (decrease) in accrued interest payable	27,086	38,961
(Decrease) increase in other long-term liabilities	(316)	142

Net cash flows provided by operating activities including discontinued operations	24,764	35,758

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(17,566)	(21,224)
Increase in restricted cash	(480)	—
Other	(3,214)	(3,253)

Net cash flows used in investing activities	(21,260)	(24,477)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of term loan	(375)	—
Borrowings from DIP facility, net	—	3,615
Repayment of other long-term debt	(8,851)	(9,943)
Other	191	—

Net cash flows used in financing activities	(9,035)	(6,328)

Net (decrease) increase in cash and cash equivalents	(5,531)	4,953
Cash and cash equivalents at beginning of period	228,554	105,266

Cash and cash equivalents at end of period	$223,023	$110,219

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,646	$15,006
Cash paid for income taxes	264	264
Equipment purchased under capital leases	219	122

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	Reorganized Company
	March 31, 2006	December 31, 2005
	(unaudited)
Current assets:
Cash and cash equivalents	$222,878	$228,550
Restricted cash	45,485	45,005
Accounts receivable, net	34,168	36,024
Accounts receivable, other	8,877	9,716
Inventories	11,146	10,716
Deferred income taxes	904	904
Prepaid expenses and other current assets	11,062	12,178

Total current assets	334,520	343,093

Net property and equipment	1,464,961	1,463,142

Other assets:
Intangible assets, net	205,869	206,345
Goodwill	138,864	139,289
Deferred financing costs, net	19,279	20,725
Other assets, net	58,829	57,024

Total other assets	422,841	423,383

Total assets	$2,222,322	$2,229,618

Current liabilities:
Accounts payable	$25,006	$38,739
Accrued payroll and related expenses	29,321	26,553
Income taxes payable	37,570	36,765
Accrued partner distributions	3,170	3,041
Accrued interest payable	38,603	11,517
Self-insurance reserves	12,147	12,398
Other current liabilities	39,678	43,145
Current maturities of long-term debt	24,929	30,007

Total current liabilities	210,424	202,165

Long-term debt, net of current maturities	1,404,023	1,407,952
Deferred income taxes	39,224	39,224
Other long-term liabilities	18,158	18,424

Partners’ capital
Partners’ capital	591,363	590,012
Accumulated deficit	(40,870)	(28,159)

Total partners’ capital	550,493	561,853

Total liabilities and partners’ capital	$2,222,322	$2,229,618

See accompanying notes to condensed consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Reorganized Company	Predecessor Company
	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
	(unaudited)	(unaudited)
Revenues:
Gaming	$247,944	$256,544
Rooms	17,088	16,452
Food and beverage	26,606	27,551
Other	7,753	8,203

	299,391	308,750
Less promotional allowances	(61,793)	(74,513)

Net revenues	237,598	234,237

Costs and expenses:
Gaming	116,459	120,438
Rooms	7,556	6,083
Food and beverage	9,170	8,179
General and administrative	68,829	61,385
General and administrative - related party	662	540
Depreciation and amortization	16,610	23,009
Reorganization expense and related costs	—	5,670

	219,286	225,304

Income from operations	18,312	8,933

Non-operating income (expense):
Interest income	2,948	444
Interest expense	(32,479)	(54,984)
Other non-operating income, net	—	65

	(29,531)	(54,475)

Loss before income taxes, minority interest, and discontinued operations	(11,219)	(45,542)
Provision for income taxes	(1,492)	(1,363)

Loss from continuing operations	(12,711)	(46,905)

Income from discontinued operations:
Trump Indiana	—	4,912
Provision for income taxes	—	(3,400)

Income from discontinued operations	—	1,512

Net (loss)	$(12,711)	$(45,393)

See accompany notes to condensed consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

(unaudited, in thousands)

	Partners’ Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Partners’ Equity (Deficit)
Reorganized Company:
Balance, December 31, 2005	$590,012	$(28,159)	$—	$—	$561,853
Restricted stock compensation expense	1,480	—	—	—	1,480
Partnership distributions	(129)	—	—	—	(129)
Net loss	—	(12,711)	—	—	(12,711)

Balance, March 31, 2006	$591,363	$(40,870)	$—	$—	$550,493

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT HOLDINGS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Reorganized Company	Predecessor Company
	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(12,711)	$(45,393)
Adjustments to reconcile net (loss) to net cash flows provided by (used in) operating activities:
Deferred and noncash charge in lieu of income taxes	425	—
Depreciation and amortization	16,610	24,776
Amortization of deferred financing costs	669	564
Provisions for losses on receivables	1,371	921
Stock-based compensation expense	1,480	—
Other	992	1,706
Changes in operating assets and liabilities:
Decrease (increase) in receivables	1,324	(596)
(Increase) decrease in inventories	(430)	(398)
Decrease (increase) in other current assets	1,116	2,714
Decrease (increase) in other assets	411	(3,644)
(Decrease) increase in due to affiliates, net	—	(13)
(Decrease) increase in accounts payable, accrued expenses and other current liabilities	(13,263)	16,018
Increase (decrease) in accrued interest payable	27,086	38,961
(Decrease) increase in other long-term liabilities	(316)	142

Net cash flows provided by operating activities including discontinued operations	24,764	35,758

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(17,566)	(21,224)
Increase in restricted cash	(480)	—
Other	(3,214)	(3,253)

Net cash flows used in investing activities	(21,260)	(24,477)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of term loan	(375)	—
Borrowings from DIP facility, net	—	3,615
Repayment of other long-term debt	(8,851)	(9,943)
Other	50	—

Net cash flows provided by (used in) financing activities	(9,176)	(6,328)

Net (decrease) increase in cash and cash equivalents	(5,672)	4,953
Cash and cash equivalents at beginning of period	228,550	105,262

Cash and cash equivalents at end of period	$222,878	$110,215

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,646	$15,006
Cash paid for income taxes	264	264
Equipment purchased under capital leases	219	122

See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(1) Organization, Reorganization and Emergence from Chapter 11 and Basis of Presentation

Organization - The accompanying consolidated financial statements include those of Trump Entertainment Resorts, Inc. (formerly known as Trump Hotels & Casino Resorts, Inc.), a Delaware corporation (“TER” or the “Company”) and our subsidiaries. Except where otherwise noted, the words “we,” “us,” “our” and similar terms, as well as “Company,” refer to Trump Entertainment Resorts, Inc. and all of its subsidiaries. Our majority-owned subsidiary, Trump Entertainment Resorts Holdings, L.P. (formerly known as Trump Hotels & Casino Resorts Holdings, L.P.), a Delaware limited partnership and its respective subsidiaries is referred to as “TER Holdings.” Through TER Holdings and its wholly owned subsidiaries we own and operate the Trump Taj Mahal Casino Resort (“Trump Taj Mahal”), Trump Plaza Hotel and Casino (“Trump Plaza”) and Trump Marina Hotel Casino (“Trump Marina”) in Atlantic City, New Jersey. Until December 21, 2005, we also owned and operated a riverboat casino in Gary, Indiana. During September 2005, TER Keystone Development Co., LLC (“TER Keystone”) was formed by TER Holdings to pursue a gaming license in Philadelphia, Pennsylvania.

TER currently beneficially owns an approximately 76.5% profits interest in TER Holdings, as both a general and limited partner, and Donald J. Trump (“Mr. Trump”) owns directly and indirectly an approximately 23.5% profits interest in TER Holdings, as a limited partner. Mr. Trump’s limited partnership interests are exchangeable at Mr. Trump’s option into 9,377,484 shares of TER’s Common Stock, par value $0.001 per share (the “TER Common Stock”) (subject to certain adjustments), which, if exchanged, would give Mr. Trump ownership of an aggregate of approximately 25.3% of the TER Common Stock (including shares currently held directly by Mr. Trump) or approximately 28.8% assuming currently exercisable warrants held by Mr. Trump were exercised. Mr. Trump also holds 900 shares of TER’s Class B Common Stock, par value $0.001 per share (the “Class B Common Stock”). The Class B Common Stock has the voting equivalency of the 9,377,484 shares of TER Common Stock for which his limited partnership interests in TER Holdings may be exchanged, and generally votes on all matters with the TER Common Stock as a single class. The Class B Common Stock is redeemable at par to the extent that Mr. Trump exchanges his limited partnership interests in TER Holdings for TER Common Stock and is not entitled to receive any dividends.

Reorganization and Emergence from Chapter 11 - On November 21, 2004, our predecessor, Trump Hotels & Casino Resorts, Inc. and its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”), as part of a prearranged plan of reorganization. While in bankruptcy, the Debtors continued to manage their properties and operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court.

On April 5, 2005, the Bankruptcy Court entered an order confirming the Second Amended and Restated Joint Plan of Reorganization, dated as of March 30, 2005, of the Debtors, as amended (the “Plan”). The Plan became effective on May 20, 2005 (the “Effective Date”), at which time all material conditions to the Plan were satisfied and the Debtors emerged from Chapter 11.

Basis of Presentation - The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC and in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted. The accompanying condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report, available on the SEC’s website at www.sec.gov or our website at www.trumpcasinos.com.

The condensed consolidated financial statements include our accounts and those of our controlled subsidiaries and partnerships. We have eliminated all significant intercompany transactions. We view each casino property as an operating segment and all such operating segments have been aggregated into one reporting segment. Our discontinued operations include the results of Trump Indiana, which was sold on December 21, 2005. Net revenues for Trump Indiana were $32,944 for the three months ended March 2005. Included in income from discontinued operations is an allocation of interest expense based on Trump Indiana’s nonrelated party debt assumed by the purchaser of Trump Indiana of $3 for the three months ended March 31, 2005.

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

As a result of the adoption of fresh-start reporting, the Reorganized Company’s post-emergence financial statements are generally not comparable with the financial statements of the Predecessor Company prior to its emergence from bankruptcy, including the historical financial statements included in this report. Due to the adoption of fresh-start reporting, the Predecessor Company and Reorganized Company financial statements are prepared on different bases.

(2) Long-Term Debt

Long-term debt consists of the following:

	Reorganized Company
	March 31, 2006	December 31, 2005
	(unaudited)
Long-term debt:
Senior Secured Credit Facility:
Senior Secured Line of Credit, expires May 20, 2010 interest payable at least quarterly at either LIBOR or prime plus a margin	$—	$—
Term Loan, matures May 20, 2012, interest and principal payments due quarterly at either LIBOR and/or prime plus a margin (7.2% at March 31, 2006)	148,875	149,250

	148,875	149,250
Senior Secured Notes, due June 1, 2015, interest payable semi-annually at 8.5%, first interest payment due December 1, 2005	1,250,000	1,250,000

Other:
Capitalized lease obligations, payments due at various dates from 2006 through 2009, secured by slot and other equipment, interest at 4.3% to 20.0%	30,077	38,709

Total long-term debt	1,428,952	1,437,959
Less: current maturities	24,929	30,007

Long-term debt, less current maturities	$1,404,023	$1,407,952

Senior Secured Credit Facility - On May 20, 2005, we and TER Holdings entered into an agreement for a $500,000 senior secured credit facility (the “Credit Facility”) with a group of lenders. Pursuant to the Credit Facility, as amended, the lenders have agreed to provide TER Holdings (i) a revolving credit facility in the amount of $200,000, (ii) a single-draw term loan facility in the amount of $150,000, which was drawn on the Effective Date, and (iii) a delayed draw term loan facility in the amount of $150,000, which may be drawn in multiple borrowings through November 20, 2006. The Credit Facility also includes a sub-facility for letters of credit in an amount of up to $70,000. At March 31, 2006, we have outstanding letters of credit of $40,000 under the Credit Facility.

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

Borrowings under the Credit Facility are secured by a first priority security interest on substantially all the assets of TER Holdings and its subsidiaries. TER Holdings’ obligations under the Credit Facility are guaranteed by us and each of our direct and indirect subsidiaries. We and our subsidiaries are subject to a number of affirmative and negative covenants and must comply with certain financial covenants. Such financial covenants include maintenance of a leverage ratio of 8.75 to 1, a lien coverage ratio of 2.25 to 1 and an interest coverage ratio of 1.35 to 1. We were in compliance with such covenants as of March 31, 2006.

Senior Secured Notes - On the Effective Date, TER Holdings and its wholly owned finance subsidiary, Trump Entertainment Resorts Funding, Inc. (“TER Funding”) issued $1,250,000 of Senior Secured Notes (“Senior Notes”). These Senior Notes were used to pay distributions under the Plan. The Senior Notes due June 1, 2015, bear interest at 8.5% per annum.

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

TER Holdings and TER Funding are co-issuers of the Senior Notes. All other subsidiaries of TER Holdings, except TER Keystone are guarantors (the “Guarantors”) of the Senior Notes on a joint and several basis.

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

The Senior Notes are secured by substantially all of our real property and incidental personal property, subject to liens securing amounts borrowed under the Credit Facility and certain permitted prior liens. The issuers and Guarantors of the Senior Notes are subject to certain covenants under the indenture governing the Senior Notes. Under these covenants, TER Holdings and the Guarantors are subject to limitations on the incurrence of additional indebtedness and payment of dividends.

Our various debt agreements restrict the ability of TER and its subsidiaries to make distributions or pay dividends unless certain financial ratios are achieved and to make distributions from TER Holdings to TER. In addition, the ability of Trump Taj Mahal, Trump Plaza or Trump Marina to make payments to TER may be restricted by the New Jersey Casino Control Commission (the “CCC”).

(3) Earnings Per Share

The computation of basic and diluted (loss) earnings per share is as follows:

	Reorganized Company	Predecessor Company
(in thousands, except share and per share data)	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Numerator for basic and diluted earnings per share:
Loss from continuing operations	$(9,723)	$(46,905)
Income from discontinued operations	—	1,512

Net (loss)	$(9,723)	$(45,393)

Denominator:
Denominator for basic earnings per share -
Weighted average shares outstanding including Class A Warrants	30,726,258	29,904,764
Effect of dilutive securities (computed using the treasury stock method):
Redeemable partnership interest in TER Holdings and Class B Common stock	—	—

Denominator for diluted earnings per share - adjusted weighted-average shares	30,726,258	29,904,764

Basic net (loss) per share:
Continuing operations	$(0.32)	$(1.57)
Discontinued operations	—	0.05

Net (loss)	$(0.32)	$(1.52)

Diluted (loss) per share:
Continuing operations	$(0.32)	$(1.57)
Discontinued operations	—	0.05

Net (loss)	$(0.32)	$(1.52)

Potentially dilutive common shares excluded from the computation of diluted (loss) earnings per share due to anti-dilution are as follows:

	Reorganized Company	Predecessor Company
(in thousands, except share and per share data)	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Potentially dilutive common shares:
Class B Common stock	9,377,484	13,918,723
Ten year warrants	1,446,706	—
Employee stock options	300,000	2,474,500

Total	11,124,190	16,393,223

The minority interest recorded in our statement of operations would be added to our net income to calculate diluted earnings per share should the Class B Common Stock become dilutive.

The shares attributable to our Class A Warrants are considered outstanding for both basic and diluted earnings per share, as the shares attributable to the warrants will be issued, upon expiration of these warrants, either to the warrant holders or the former First Mortgage Noteholders of our Predecessor Company.

(4) Stock-based Compensation Plans

Reorganized Company -

Our shareholders approved the 2005 Incentive Award Plan (the “2005 Stock Plan”) allowing for incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, performance shares and other stock-based awards to our officers, employees, consultants and independent directors. A total of 4,000,000 shares of Common Stock has been reserved for the issuance of awards available for grant under the 2005 Stock Plan.

In accordance with the provisions of FAS 123R, which we adopted on May 20, 2005, we recorded compensation expense for our stock option and restricted stock awards of $1,480 for the period from January 1, 2006 to March 31, 2006. Such expense is included in general and administrative expenses.

Restricted Stock - At March 31, 2006, we have 400,127 shares of restricted stock issued and outstanding. The remaining unrecognized compensation expense for nonvested restricted stock to be recognized over the remaining contractual life was $4,615. The weighted-average remaining contractual life of outstanding restricted stock grants at March 31, 2006, was 1.5 years.

Stock Options – At March 31, 2006 we have issued 300,000 stock options which vest in 100,000 share increments on July 1, 2008, 2009 and 2010. At March 31, 2006, the remaining unrecognized compensation expense for nonvested stock options to be recognized over the remaining contractual life was $2,133.

(5) Income Taxes

Our income tax provision attributable to continuing operations and discontinued operations is as follows:

	Reorganized Company	Predecessor Company
	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Continuing operations	$1,492	$1,363
Discontinued operations	—	3,400

	$1,492	$4,763

The income tax provision attributable to income (loss) from continuing operations before income taxes is as follows:

	Reorganized Company	Predecessor Company
	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Current - federal	$—	$—
Deferred - federal	—	—

Provision for federal income taxes	—	—

Current - state	1,067	4,763
Deferred - state	—	—

Provision for state income taxes	1,067	4,763

Non-cash charge in lieu of taxes	425	—

	$1,492	$4,763

Our current federal income tax provision reflects the utilization of net operating loss carryforwards and our deferred income tax provision reflects the impact of changes to valuation allowances. The non-cash charge in lieu of taxes represents the utilization of pre-reorganization tax benefits that are reflected as a reduction to goodwill. Predecessor Company net operating losses utilized to offset taxable income of the Reorganized Company are recorded in our provision for income taxes as a non-cash charge in lieu of taxes and as a reduction to goodwill, if available, and then to other intangible assets and additional paid-in-capital to the extent goodwill would be reduced to zero. For the three months ended March 31, 2006, our goodwill has been reduced by $425 for our non-cash charge in lieu of taxes.

Federal and State Income Tax Audits -

Certain of our subsidiaries are currently involved in examinations with the IRS concerning their federal partnership income tax returns for the tax years 2002 and 2003. While any adjustments resulting from this examination could affect their specific state income tax returns, we do not believe that adjustments, if any, will have a material adverse effect on their financial condition or results of operations. At March 31, 2006, we have accrued $21,200 to reflect Trump Indiana’s expected federal and state income amounts due (including interest) related to Trump Indiana’s IRS audit for the years 1995 through 1997 and the impact on all subsequent years through December 21, 2005, the date of the sale of Trump Indiana to Majestic Star Casino, LLC (“Majestic Star”). In accordance with the terms of our Stock Purchase Agreement with Majestic Star, TER Holdings has assumed the liability for expected federal and state income taxes (including interest) related to Trump Indiana for the tax years 1995 through December 21, 2005.

State income taxes for our New Jersey operations are computed under the alternative minimum assessment method. We believe our New Jersey Partnerships are exempt from these taxes and, as such, have not remitted payments of the amounts provided. The New Jersey Division of Taxation has issued an assessment to collect the unpaid taxes for the tax years 2002 and 2003. At March 31, 2006, we have accrued $19,200 for taxes and interest relating to this alternative minimum tax assessment for 2002 and 2003, as well as the open years 2004 through March 31, 2006. We are currently in discussions with the New Jersey Division of Taxation.

Tax Distributions -

TER Holdings’ partnership agreement requires distributions to its partners, TER and Mr. Trump, sufficient in amount to cover all federal, state and local income taxes incident to their ownership of TER Holdings, including special allocations of income, gains, losses, deductions and credits. TER Holdings has recorded distributions payable of $129 for the period January 1, 2006, through March 31, 2006. In addition, the partnership agreement contains an indemnification clause which may result in additional payments to Mr. Trump upon the disposition of any of our existing casino properties. The amount of these indemnification payments would be sufficient in amount to cover the impact of the disposition on Mr. Trump’s federal, state and local income tax positions up to $100,000 and would only be due if Mr. Trump would not consent to the transaction.

(6) Subsidiary Guarantors

As described in Note 2 above, TER Holdings and its wholly-owned finance subsidiary, TER Funding, are co-issuers of our Senior Notes and the Guarantors are guarantors of the Senior Notes on a joint and several basis. TER Funding has no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of our Senior Notes. As the assets, interest expense and cash flows relating to our Senior Notes are included in captioned “TER Holdings” columns in the following condensed consolidating financial statements, we have not shown TER Funding as a separate column in our subsidiary guarantor consolidating financial statements contained in this footnote.

Condensed balance sheets as of March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006 (Reorganized Company)
	TER Holdings	Guarantors	Non- Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$127,841	$95,037	$—	$—	$222,878
Restricted cash	45,485	—	—	—	45,485
Other current assets	16,474	63,965	593	(14,875)	66,157

Total current assets	189,800	159,002	593	(14,875)	334,520

Property and equipment, net	1,133	1,463,828	—		1,464,961

Other assets:
Investment in subsidiaries	744,853	—	—	(744,853)	—
Other, net	1,084,449	438,392	—	(1,100,000)	422,841

Total other assets	1,829,302	438,392	—	(1,844,853)	422,841

Total assets	$2,020,235	$2,061,222	$593	$(1,859,728)	$2,222,322

Current liabilities:
Accounts payable	$4,159	$20,630	$217	$—	$25,006
Other current liabilities	66,483	108,800	81	(14,875)	160,489
Current maturities of long-term debt	1,500	23,429	—	—	24,929

Total current liabilities	72,142	152,859	298	(14,875)	210,424

Long-term debt net of current maturities	1,397,375	1,106,648	—	(1,100,000)	1,404,023
Deferred income taxes	—	39,224	—	—	39,224
Other long-term liabilities	225	17,883	50	—	18,158

Partners’ capital (deficit)
Partners’ capital	591,363	728,627	5,930	(734,557)	591,363
Accumulated deficit	(40,870)	15,981	(5,685)	(10,296)	(40,870)

Total partners’capital (deficit)	550,493	744,608	245	(744,853)	550,493

Total partners’ capital (deficit) and liabilities	$2,020,235	$2,061,222	$593	$(1,859,728)	$2,222,322

	December 31, 2005 (Reorganized Company)
	TER Holdings	Guarantors	Non- Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$131,228	$97,322	$—	$—	$228,550
Restricted cash	45,005	—	—	—	45,005
Other current assets	9,172	66,597	488	(6,719)	69,538

Total current assets	185,405	163,919	488	(6,719)	343,093

Property and equipment, net	666	1,462,476	—		1,463,142

Other assets:
Investment in subsidiaries	742,001	—	—	(742,001)	—
Other, net	1,085,814	437,569	—	(1,100,000)	423,383

Total other assets	1,827,815	437,569	—	(1,842,001)	423,383

Total assets	$2,013,886	$2,063,964	$488	$(1,848,720)	$2,229,618

Current liabilities:
Accounts payable	$10,882	$27,341	$516	$—	$38,739
Other current liabilities	41,676	98,462	—	(6,719)	133,419
Current maturities of long-term debt	1,500	28,507	—	—	30,007

Total current liabilities	54,058	154,310	516	(6,719)	202,165

Long-term debt net of current maturities	1,397,750	1,110,202	—	(1,100,000)	1,407,952
Deferred income taxes	—	39,224	—	—	39,224
Other long-term liabilities	225	18,199	—	—	18,424

Partners’ capital (deficit)
Partners’ capital	590,012	726,632	3,814	(730,446)	590,012
Accumulated deficit	(28,159)	15,397	(3,842)	(11,555)	(28,159)

Total partners’capital (deficit)	561,853	742,029	(28)	(742,001)	561,853

Total partners’ capital (deficit) and liabilities	$2,013,886	$2,063,964	$488	$(1,848,720)	$2,229,618

Condensed statements of operations for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31, 2006 (Reorganized Company)
	TER Holdings	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Gaming	$—	$247,944	$—	$—	$247,944
Rooms, food, beverage and other	—	51,447	—	—	51,447

	—	299,391	—	—	299,391
Less promotional allowances	—	(61,793)	—	—	(61,793)

Net revenues	—	237,598	—	—	237,598

Costs and expenses:
Gaming	—	116,459	—	—	116,459
Rooms, food, beverage and other	—	16,726	—	—	16,726
General and administrative	7,310	61,509	672	—	69,491
Depreciation and amortization	45	16,565	—	—	16,610

	7,355	211,259	672	—	219,286

Income (loss) from operations	(7,355)	26,339	(672)	—	18,312

OTHER INCOME (EXPENSE):
Interest income	25,283	1,035	5	(23,375)	2,948
Interest expense	(30,475)	(25,298)	(81)	23,375	(32,479)

	(5,192)	(24,263)	(76)	—	(29,531)

Loss (income) before equity in net income (loss) of consolidated subsidiaries, income taxes and discontinued operations	(12,547)	2,076	(748)	—	(11,219)
Equity in net income (loss) of consolidated subsidiaries	(164)	—	—	164	—
Provision for income taxes	—	(1,492)	—	—	(1,492)

Loss from continuing operations	(12,711)	584	(748)	164	(12,711)
Income from discontinued operations:					—
Trump Indiana	—	—	—	—	—
Less provision for income taxes	—	—	—	—	—

Trump Indiana, net of income taxes	—	—	—	—	—
Equity in net income of discontinued operations		—	—	—	—

Income from discontinued operations	—	—	—	—	—

Net (loss) income	$(12,711)	$584	$(748)	$164	$(12,711)

	Three Months Ended March 31, 2005 (Predecessor Company)
	TER Holdings	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Gaming	$—	$256,544	$—	$—	$256,544
Rooms, food, beverage and other	—	52,206	—	—	52,206

	—	308,750	—	—	308,750
Less promotional allowances	—	(74,513)	—	—	(74,513)

Net revenues	—	234,237	—	—	234,237

Costs and expenses:
Gaming	—	120,438	—	—	120,438
Rooms, food, beverage and other	—	14,262	—	—	14,262
General and administrative	3,704	57,912	309	—	61,925
Depreciation and amortization	41	22,968	—	—	23,009
Reorganization expense (income) and related costs	—	30	5,640	—	5,670

	3,745	215,610	5,949	—	225,304

Income (loss) from operations	(3,745)	18,627	(5,949)	—	8,933

OTHER INCOME (EXPENSE):
Interest income	6	405	49,017	(48,984)	444
Interest expense	(1,005)	(48,890)	(54,073)	48,984	(54,984)
Other non-operating income(expense)	—	65	—	—	65

	(999)	(48,420)	(5,056)	—	(54,475)

Loss (income) before equity in net income (loss) of consolidated subsidiaries, income taxes and discontinued operations	(4,744)	(29,793)	(11,005)	—	(45,542)
Equity in net income (loss) of consolidated subsidiaries	(42,161)	—	—	42,161	—
Provision for income taxes	—	(1,363)	—	—	(1,363)

Loss from continuing operations	(46,905)	(31,156)	(11,005)	42,161	(46,905)
Income from discontinued operations:					—
Trump Indiana	—	—	4,912	—	4,912
Less provision for income taxes	—	—	(3,400)	—	(3,400)

Trump Indiana, net of income taxes	—	—	1,512	—	1,512
Equity in net income of discontinued operations	1,512	—	—	(1,512)	—

Income from discontinued operations	1,512	—	1,512	(1,512)	1,512

Net (loss) income	$(45,393)	$(31,156)	$(9,493)	$40,649	$(45,393)

Condensed statements of cash flows for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31, 2006 (Reorganized Company)
	TER Holdings	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$758	$25,077	$(1,071)	$—	$24,764

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(349)	(17,217)	—	—	(17,566)
Increase in restricted cash	(480)	—	—	—	(480)
Investments in and advances from (to) subsidiaries	(2,941)	—	—	2,941	—
Other	—	(3,214)	—	—	(3,214)

Net cash (used in) provided by investing activities	(3,770)	(20,431)	—	2,941	(21,260)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loan	(375)	—	—	—	(375)
Repayment of DIP facility, net	—	—	—	—	—
Repayment of other long-term debt, net	—	(8,851)	—	—	(8,851)
Contributed capital	—	4,000	1,021	(5,021)	—
Distributions by subsidiaries	—	(2,080)		2,080	—
Other	—	—	50	—	50

Net cash provided by (used in) financing activities	(375)	(6,931)	1,071	(2,941)	(9,176)

Net decrease in cash and cash equivalents	(3,387)	(2,285)	—	—	(5,672)
Cash and cash equivalents, beginning of period	131,228	97,322	—	—	228,550

Cash and cash equivalents, end of period	$127,841	$95,037	$—	$—	$222,878

	Three Months Ended March 31, 2005 (Predecessor Company)
	TER Holdings	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$(1,479)	$40,317	$(3,080)	$—	$35,758

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17)	(19,913)	(1,294)	—	(21,224)
Investments in and advances from (to) subsidiaries	(3,613)	—	—	3,613	—
Other	—	(3,253)	—	—	(3,253)

Net cash (used in) provided by investing activities	(3,630)	(23,166)	(1,294)	3,613	(24,477)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	3,615	—	—	—	3,615
Repayment of long-term debt	—	(9,224)	(719)	—	(9,943)
Contributed capital	—	3,909	12,866	(16,775)	—
Distributions by subsidiaries	—	(6,410)	(6,752)	13,162	—

Net cash provided by (used in) financing activities	3,615	(11,725)	5,395	(3,613)	(6,328)

Net increase (decrease) in cash and cash equivalents	(1,494)	5,426	1,021	—	4,953
Cash and cash equivalents, beginning of period	1,536	93,110	10,616	—	105,262

Cash and cash equivalents, end of period	$42	$98,536	$11,637	$—	$110,215

(7) Commitments and Contingencies

TER Keystone –TER Keystone has obtained a letter of credit for $10,000 in connection with the application for a Pennsylvania gaming license. TER Keystone has pledged its lease option under its Option Agreement with Hunting Fox Associates I, L.P. as security for this letter of credit. In addition, we have pledged our interest in TER Keystone as additional collateral.

Casino Reinvestment Development Authority Obligations - Pursuant to the provisions of the Casino Control Act, we must either obtain investment tax credits, as defined in the Casino Control Act, in an amount equivalent to 1.25% of our gross casino revenues, as defined in the Casino Control Act, or pay an alternative tax of 2.5% of our gross casino revenues. Investment tax credits may be obtained by making qualified investments, as defined, or by depositing funds which may be converted to bonds by the Casino Reinvestment Development Authority (“CRDA”), both of which bear interest at two-thirds of market rates resulting in a fair value lower than cost. Certain of our subsidiaries are required to make quarterly deposits with the CRDA to satisfy their investment obligations.

NJSEA Subsidy Agreement - On April 12, 2004, the 12 Atlantic City casinos (the “Casinos”), including our Atlantic City properties, executed an agreement (the “NJSEA Subsidy Agreement”) with the New Jersey Sports & Exposition Authority (“NJSEA”) and the CRDA. The NJSEA Subsidy Agreement provides that the Casinos, on a pro rata basis according to their gross revenues, shall: (i) pay $34,000 to the NJSEA in cash in four yearly payments through October 15, 2007, and donate $52,000 to the NJSEA from the regular payment of their CRDA obligations for use by the NJSEA through 2008 to enhance purses, fund breeders awards and establish account wagering at New Jersey horse racing tracks; and (ii) donate $10,000 from the regular payment of their CRDA obligations for use by the CRDA as grants to such other North Jersey projects as the CRDA shall determine. The donation of $62,000 of CRDA obligations is conditioned upon the timely enactment and funding of the Casino Expansion Fund Act, which was enacted effective August 25, 2004, and established the Atlantic City Expansion Fund. The Casino Expansion Fund Act further identifies the casino hotel room occupancy fee as its funding source and directs the CRDA to provide the fund with $62,000 and make that amount available, on a pro rata basis, to each casino licensee for investment. By statute, as amended as of January 26, 2005, such funds shall be invested in eligible projects in Atlantic City that, if approved by the CRDA by August 25, 2006, would add hotel rooms, retail, dining or non-gaming entertainment venues or other non-gaming amenities including, in certain circumstances, parking spaces or, if approved thereafter, additional hotel rooms. Our Atlantic City properties have estimated their portion of the industry obligation at approximately 23%.

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

CAFRA Agreement – Trump Taj Mahal received a permit under the Coastal Area Facilities Review Act (“CAFRA”) (which is included as a condition of Trump Taj Mahal casino license) that initially required Trump Taj Mahal to begin construction of certain improvements on the Steel Pier by October 1992, which improvements were to be completed within 18 months of the commencement of construction. Trump Taj Mahal initially proposed a concept to improve the Steel Pier, the estimated cost of which was $30,000. Such concept was approved by the New Jersey Department of Environmental Protection, the agency which administers CAFRA. In March 1993, Taj Associates obtained a modification of its CAFRA permit providing for an extension of the required commencement and completion dates of the improvements to the Steel Pier for one year, which has been renewed annually, based upon an interim use of the Steel Pier as an amusement park. The pier sublease, pursuant to which Trump Taj Mahal leases the Steel Pier to an amusement park operator, terminates on December 31, 2006.

(8) Legal Proceedings

Chapter 11 Cases - Although we have emerged from bankruptcy, we still are in the process of resolving various claims and other litigation in connection with the Plan, which may continue for the foreseeable future.

On July 18, 2005, the Bankruptcy Court considered a motion brought by a certain group of persons alleging that they had held shares of our Predecessor Company’s Common Stock on the record date for distributions under the Plan (and who subsequently sold their shares prior to the distribution date) but did not receive any distributions under the Plan, which they believe were wrongly made to the beneficial holders of our stock on the distribution date. The movants had sought an order compelling us to make distributions to them under the Plan. After additional briefing and a court hearing with respect to the issue on October 8, 2005, the Bankruptcy Court denied the movants’ motion on February 17, 2006. The movants filed an appeal from the judgment entered in the Bankruptcy Court in favor of the Predecessor Company. The appeal is pending in the United States District Court for the district of New Jersey.

401(k) Plan Participant Litigation - On February 8, 2005, certain individuals filed a complaint in the United States District Court for the District of New Jersey, Camden Division, against certain persons and organizations that included members of the Trump Capital Accumulation Plan Administrative Committee. In their complaint, the plaintiffs alleged, among other things, that such persons and organizations, who were responsible for managing the Trump Capital Accumulation Plan, breached their fiduciary duties owed to the plan participants when THCR Common Stock held in employee accounts was allegedly sold without participant authorization if the participant did not willingly sell such shares by a specified date in accordance with the Plan. The plaintiffs brought this suit under the Employee Retirement Income Security Act of 1974 on behalf of themselves and certain other plan participants and beneficiaries and sought to have the court certify their claims as a class action. In their complaint, the plaintiffs also sought, among other things, damages for losses suffered by certain accounts of affected plan participants as a result of such allegedly improper sale of our Predecessor Company’s Common Stock and reasonable costs and attorneys’ fees. The parties have commenced discovery, which is ongoing in this matter. At this time, we cannot predict the outcome of such litigation or its effect on our business.

Other Litigation - In addition to the foregoing, we and certain of our employees are involved from time to time in other legal proceedings arising in the ordinary course of our business. While any proceeding or litigation contains an element of uncertainty, management believes that the final outcomes of these other matters are not likely to have a material adverse effect on our results of operations or financial condition. In general, we have agreed to indemnify our employees and our directors against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in any legal proceedings absent a showing of such persons’ gross negligence or malfeasance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Report contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC, or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions, that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

For a more complete description of risk factors, see our Annual Report on From 10-K for the year ended December 31, 2005.

Overview

We own and operate the Trump Taj Mahal Casino Resort, Trump Plaza Hotel and Casino and the Trump Marina Hotel Casino in Atlantic City, New Jersey.

Basis of Presentation

The period for the three months ended March 31, 2005, includes the results for our Predecessor Company while the period for the three months ended March 31, 2006, includes the results for our Reorganized Company. Differences occurring in the periods which were caused by the financial statements being prepared on different bases of accounting are indicated in the following discussion of our financial condition and results of operations.

Financial Condition

Liquidity and Capital Resources

General. Cash flows from the operating activities of our casino properties along with borrowings under our revolving credit facility generally constitute our primary source of liquidity. Our cash flows have generally been sufficient to fund operations and make interest payments when due. Nonetheless, prior to our reorganization, our core businesses historically did not generate cash flows sufficient to reinvest in the maintenance or expansion of our casino properties at levels consistent with those of our competitors. Due to this constrained liquidity position, we were unable to refurbish our properties to desired levels or to pursue various capital expenditures, such as the addition of more hotel rooms, or undertake significant new business initiatives.

We achieved a significant increase in financial flexibility and a meaningful reduction in interest expense as a result of our May 20, 2005, debt restructuring and emergence from bankruptcy. Our management has also implemented programs to obtain cash flow savings and will continue to attempt to implement such programs in the upcoming years. These programs include, among others, labor savings through a more efficient management structure and employee scheduling, changes to our marketing programs and better management of our hotel room blocks. Based upon our current implementation of programs to achieve operational improvements in cash flows along with our current and planned capital expenditures, we expect improvement in our cash flows from operations over time resulting in positive cash flows from operations. However, we cannot assure you that these programs will be successful or sustainable.

During the three months ended March 31, 2006 we generated $24.8 million in cash flows from operating activities. Our Predecessor Company’s cash flows from operating activities for the three months ended March 31, 2005 were $35.8 million. Due to our reorganization, effective May 20, 2005, cash flows from operations between periods are not comparable due to a reduction in interest expense of $22.5 million due to our reorganization refinancing. Also effecting comparability is our payment of accounts payable and accrued interest on a current basis following our emergence from chapter 11.

During the three months ended March 31, 2006 and 2005 we used $21.3 million and $24.5 million, respectively, for investing activities primarily for capital expenditures.

During the three months ended March 31, 2006, we used $9.2 million for financing activities compared to using $6.3 million for the three months ended March 31, 2005. Financing activities for both periods included primarily the repayment of capital lease obligations with 2005 including borrowings under our debtor-in-possession financing facility of $3.6 million.

At March 31, 2006, we had approximately $222.9 million in cash and cash equivalents. Our cash and cash equivalents do not include the $45.5 million in restricted cash and interest from the sale of Trump Indiana.

At March 31, 2006, we had no outstanding borrowings under our Senior Secured Line of Credit and a $148.9 million outstanding term loan on our Credit Facility. We also had outstanding $1,250 million of Senior Notes. At March 31, 2006, we had outstanding letters of credit of $50.0 million. As of May 6, 2006, subject to the limitations imposed by our debt incurrence covenant, availability under the Credit Facility was approximately $160.0 million.

In order to increase the competitiveness of our casino properties, we plan to make significant capital expenditures to renovate, re-theme and expand our casinos. For example, we have commenced a $110 million capital improvement program to re-theme and update our three casino properties over the next two years. In addition, we plan to begin an approximately $250 million new 800-room hotel tower and connecting structure to expand our existing facility at the Trump Taj Mahal beginning in June 2006. Completion of this new hotel tower is expected approximately two years after the commencement of construction. Additionally, we have embarked on a recurring maintenance capital program. Capital expenditures toward these projects in 2006 for the remaining nine months of 2006 are expected to be as follows:

Re-theming and updating capital	$75 to $80 million
New Taj Mahal tower	$25 to $30 million
Maintenance capital	$45 to $50 million

2006 estimated range	$145 to $160 million

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

Under the terms of the Credit Facility, we are subject to certain affirmative and negative covenants, including limitations on liens, incurrence of indebtedness, mergers, sales of assets, investments, restricted payments, capital expenditures, agreements with affiliates, our activities and amendment of the indenture governing the Senior Notes, among other limitations. In addition, we must comply with certain financial covenants, including the ratio of consolidated indebtedness to EBITDA, consolidated first lien debt to EBITDA and EBITDA to cash interest expense. We were in compliance with such covenants as of March 31, 2006.

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

Results of Operations: Operating Revenues and Expenses

Our primary business activities are conducted by Trump Taj Mahal, Trump Plaza and Trump Marina.

The following tables include selected data of the Trump casino properties (in millions).

	Reorganized Company	Predecessor Company
	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Gaming revenues
Trump Taj Mahal	$121.0	$122.8
Trump Plaza	67.4	70.7
Trump Marina	59.5	63.0

Total	$247.9	$256.5

Net revenues
Trump Taj Mahal	$117.3	$112.6
Trump Plaza	63.4	63.9
Trump Marina	56.9	57.7

Total	$237.6	$234.2

Income (loss) from operations
Trump Taj Mahal	$16.7	$11.0
Trump Plaza	3.0	2.5
Trump Marina	6.6	5.1
Corporate and other	(8.0)	(9.7)

Total	$18.3	$8.9

Depreciation and amortization (1)
Trump Taj Mahal	$8.4	$12.3
Trump Plaza	4.6	5.2
Trump Marina	3.5	5.4
Corporate and other	0.1	0.1

Total	$16.6	$23.0

Reorganization expense (income) and other related expenses
Trump Taj Mahal	$—	$—
Trump Plaza	—	—
Trump Marina	—	—
Corporate and other	—	5.7

	$—	$5.7

(1)	Depreciation and amortization for the three months ended March 31, 2006, reflects an overall reduction due to the write-down of property and equipment to its appraised value in conjunction with our fresh-start accounting on May 20, 2005.

Comparison of Three-Month Periods Ended March 31, 2006 and 2005.

Each of our properties’ operating results were as follows:

Trump Taj Mahal – Net revenues increased by $4.7 million or 4.2%, to $117.3 million as a result of decreases in promotional allowances of $5.0 million due to changes in our marketing programs. A decrease in casino revenues of $1.8 million as a result of decreases in our promotional allowances was offset by increases in rooms, food and beverage and other revenues of $1.5 million. Our costs and expenses decreased by $1.0 million due to a $3.9 million decrease in depreciation due to the write-down of fixed assets by $49.4 million to reflect fresh-start accounting on May 20, 2005, offset by increases in operating expenses including increased utility costs of $1.0 million, increases in rooms, food and beverage costs and other of $1.9 million.

Trump Plaza- A decrease in casino revenues of $3.3 million, or 4.8%, resulted in a decrease in net revenues of $0.5 million to $63.4 million. This decrease in casino revenues is due primarily to a decrease in slot revenues as a result of a more competitive marketplace, anticipated disruptions from renovations to the casino and the impact of planned reductions in slot coin marketing offers. Promotional allowances decreased by $4.7 million to $18.4 million. Costs and expenses decreased by $1.0 million, comprised primarily of a $0.6 million reduction in depreciation due to the write-down of net fixed assets by $40.2 million to reflect fresh-start accounting and a decrease in casino expenses of $1.1 million corresponding to the overall reduction in casino revenues offset by increases in general and administrative costs of $0.5 million due primarily to increased insurance and utility expenses.

Trump Marina – A decrease in casino revenues of $3.5 million, or 5.5%, and a decrease in food and beverage revenues of $0.6 million were partially offset by a decrease in promotional allowances of $3.1 million resulting in a reduction in net revenues of $0.8 million, or 1.4%, to $56.9 million. The decrease in gaming revenues is due primarily to a decrease in slot revenues as a result of a more competitive marketplace and the impact of planned reductions in slot coin marketing offers. Costs and expenses decreased by $2.4 million, comprised primarily of a $1.9 million reduction in depreciation due to the write-down of net fixed assets by $119.9 million to reflect fresh-start accounting and a decrease in gaming costs of $2.0 million relating to the decrease in casino revenues and labor saving resulting from our implementation of coinless gaming in 2005 offset by increases in general and administrative costs of $0.7 million primarily due to increased utility costs and increases in other operating costs of rooms, food and beverage of $0.8 million.

Corporate and Other – Before consideration of fresh-start accounting expenses of $5.6 million for the three months ended March 31, 2005, corporate and other expenses increased by approximately $3.9 million. This increase is due primarily to $1.0 million in increased payroll costs, $1.4 million for stock based compensation expense under FAS 123R, $0.6 for development costs and $0.9 million for other corporate expenses.

Our other overall costs were as follows:

Interest Income - Interest income increased by approximately $2.5 million from the comparable period in 2005. This increase reflects income from our invested cash and cash equivalents which have increased following our sale of Trump Indiana in December 2005.

Interest Expense - Interest expense decreased by approximately $22.5 million, or 40.9%, from the comparable period in 2005. The decrease in interest expense was due to our reorganization of our long-term debt which resulted in lower principal amounts due and the associated significantly reduced interest rates.

Minority Interest – Following reorganization, minority interest for the reorganized company represents the 23.5% limited partnership interest in TER Holdings owned directly and indirectly by Mr. Trump. Our minority interest expense reflects the benefit for the proportionate share of loss attributable to Mr. Trump’s interest.

Provision for Income Taxes – Our provision for income taxes on continuing operations reflects an expense for income taxes of $1.5 million. This provision consists of state income taxes of $1.1 million and a charge in lieu of taxes of $0.4 million.

Discontinued Operations – Income from discontinued operations for the three months ended March 31, 2005, includes income from our Trump Indiana riverboat casino sold in December 2005.

Critical Accounting Estimates

General - Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which requires our management to make estimates and assumptions about the effects of matters that are inherently uncertain. Of our accounting estimates, we believe the following may involve a higher degree of judgment and complexity.

Goodwill - We have approximately $237.6 million of goodwill recorded on our balance sheet at March 31, 2006. We regularly evaluate our businesses for potential impairment indicators. Additionally, we perform impairment testing at least annually. Our judgments regarding the existence of impairment indicators are based on, among other things, the regulatory and competitive status and operational performance of each of our businesses. Future events, such as the failure to meet or exceed our operating plans, increased competition or the enactment of increased gaming or tax rates, could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Property and Equipment - Our operations are capital intensive and we make capital investments at each of our properties in the form of maintenance capital and, from time to time, expansion and product enhancement capital. At March 31, 2006, we have approximately $1,465.0 million of net property and equipment recorded on our balance sheet. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimates of the useful lives are based on the nature of the assets as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

Insurance Accruals - Our insurance policies for employee health, workers’ compensation and general patron liabilities have significant deductible levels on an individual claim basis. We accrue a liability for known workers’ compensation and general patron liabilities based upon a review of individual claims. Additionally, we accrue an amount for incurred but not reported claims based on our historical experience and other factors. Our employee health insurance benefit accrual is based on our historical claims experience rate including an estimated lag factor. These accruals involve complex estimates and could be significantly affected should current claims vary from historical levels. Management reviews our insurance accruals for adequacy at the end of each reporting period.

Income Taxes - We are subject to income taxes in the United States and in several states. We account for income taxes, including our current, deferred and non-cash charge in lieu of tax provision in accordance with SFAS Statement 109, “Accounting for Income Taxes.” The calculation of our income tax provision following our reorganization is complex and requires the use of estimates. Management reviews our provision for income taxes at the end of each reporting period. Additionally, our income tax returns are subject to examination by various taxing authorities. We regularly assess the potential outcomes of these examinations in determining the adequacy of our provision for income taxes and our income tax liabilities. Inherent on our determination of any necessary reserves are assumptions based on past experiences and judgments about potential actions by taxing authorities. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonable and foreseeable outcome related to uncertain tax matters. When actual results of tax examinations differ from our estimates, we adjust the income tax provision in the period in which the examination issues are settled.

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

At March 31, 2006, long-term fixed rate borrowings represented approximately 89% of our total borrowings.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in Internal Controls. There were no changes in our internal controls over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A reference is made to the information contained in Note 8 of our unaudited condensed consolidated financial statements included herein, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification by the Chief Executive Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Financial Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUMP ENTERTAINMENT RESORTS, INC. (Registrant)

Date: May 5, 2006	By:	/s/ DALE R. BLACK
Dale R. Black Executive Vice President and Chief Financial Officer of Trump Entertainment Resorts, Inc.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P. (Registrant)

By: TRUMP ENTERTAINMENT RESORTS, INC., its general partner

Date: May 5, 2006	By:	/s/ DALE R. BLACK
Dale R. Black Executive Vice President and Chief Financial Officer of Trump Entertainment Resorts, Inc.

TRUMP ENTERTAINMENT RESORTS FUNDING, INC. (Registrant)

Date: May 5, 2006	By:	/s/ DALE R. BLACK
Dale R. Black Executive Vice President and Chief Financial Officer of Trump Entertainment Resorts Funding, Inc.

EXHIBIT INDEX

Exhibit No.	Exhibits
31.1	Certification by the Chief Executive Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Financial Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002