Form 10-K/A
period 2005-12-31
TRUMP ENTERTAINMENT RESORTS, INC.; TRUMP ENTERTAINMENT RESORTS HOLDINGS LP; TRUMP ENTERTAINMENT RESORTS FUNDING INC
filed 2006-05-25
CIK 943320, 943322, 943323

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Form 10-K for the year ended December 31, 2005, which was filed on March 14, 2006 in order to include Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. on Exhibits 31.1 and 31.2.

Except for the matters described above, this Amendment No. 1 does not modify or update disclosures in the Form 10-K, nor does it reflect events occurring after the date of the Form 10-K.

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

(a) Consolidated financial statements filed as part of this report are listed under Part II, Item 8.

(b) The exhibits listed on the “Index to Exhibits” are filed with this report or incorporated by reference as set forth below.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit	Incorporated by Reference

2.1	Second Amended Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code, dated March 30, 2005, as amended	Filed as Exhibit T3E-2 to our Application for Qualification for Indenture on Form T-3, filed with the SEC on April 8, 2005

2.2	Order Confirming Amended Joint Plan of Reorganization	Filed as Exhibit 2.2 to our Current Report on Form 8-K field on April 11, 2005

2.3	Amended Order Confirming Second Amended Joint Plan of Reorganization	Filed as Exhibit 2.3 to our Current Report on Form 8-K field on April 11, 2005

2.4	Stipulation, dated as of April 8, 2005	Filed as Exhibit 2.4 to our Current Report on Form 8-K field on April 11, 2005

3.1	Restated Certificate of Incorporation of Trump Entertainment Resorts, Inc.	Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on May 26, 2005

3.2	Amended and Restated Bylaws of Trump Entertainment Resorts, Inc.	Filed as Exhibit 3.2 to our Current Report on Form 8-K filed on May 26, 2005

3.3	Certificate of Limited Partnership of Trump Entertainment Resorts Holdings, L.P. (formerly known as Trump Hotels & Casino Resorts, Inc.)	Filed as Exhibit 3.3 to our Annual Report on Form 10-K filed on March 14, 2006

3.4

Fourth Amended and Restated Partnership Agreement of Trump Entertainment Resorts Holdings, L.P., dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Donald J. Trump, Trump Casinos, Inc. and TCI 2 Holdings, LLC.

Filed as Exhibit 10.4 to our Current Report on Form 8-K filed on May 26, 2005

3.5	Restated Certificate of Incorporation of Trump Entertainment Resorts Funding, Inc.	Filed as Exhibit 3.5 to our Annual Report on Form 10-K filed on March 14, 2006

4.1	Form of Trump Entertainment Resorts, Inc.’s common stock	Filed as Exhibit 4.1 to our Annual Report on Form 10-K filed on March 14, 2006

4.2	Form of Trump Entertainment Resorts, Inc.’s class B common stock	Filed as Exhibit 4.2 to our Annual Report on Form 10-K filed on March 14, 2006

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

Filed as Exhibit 10.1 to our Annual Report on Form 10-K filed on March 14, 2006

10.2+

Management Agreement by and between TER Management Co., LLC and Keystone Redevelopment Partners, LLC, dated December 26, 2005 (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the SEC)

Filed as Exhibit 10.2 to our Annual Report on Form 10-K filed on March 14, 2006

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

Filed as Exhibit 10.28 to our Annual Report on Form 10-K for the year ended December 31, 2003

10.32*	Consulting Agreement, dated December 16, 2005 of Scott C. Butera	Filed as Exhibit 10.32 to our Annual Report on Form 10-K filed on March 14, 2006

10.33*	Employment Agreement, dated November 14, 2005, of Dale R. Black	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 21, 2005

10.34*	Employment Agreement, dated September 27, 2005 of Virginia McDowell	Filed as Exhibit 10.34 to our Annual Report on Form 10-K filed on March 14, 2006

10.35*	Employment Agreement, dated September 14, 2005, of Rosalind Krause	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 23, 2005

10.36*	Employment Agreement, dated September 12, 2005, of James Rigot	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 23, 2005

10.37*	Employment Agreement, dated September 12, 2005 of Paul Keller	Filed as Exhibit 10.37 to our Annual Report on Form 10-K filed on March 14, 2006

10.38*	Employment Agreement, dated July 19, 2005, of Mark Juliano	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2005

10.39*	Employment Agreement, dated July 6, 2005, of James B. Perry	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 11, 2005

10.40*	Amendment, dated January 9, 2003, to Joseph A. Fusco’s Employment Agreement, dated April 17, 2000	Filed as Exhibit 10.38 to our Annual Report on Form 10-K for the year ended December 31, 2002

10.41*	Amendment, dated January 9, 2003, to Robert M. Pickus’ Employment Agreement, dated April 17, 2000	Filed as Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2002

10.42*	Employment Agreement, dated April 17, 2000, of Joseph A. Fusco	Filed as Exhibit 10.75 to our Annual Report on Form 10-K for the year ended December 31, 2000

10.43*	Employment Agreement, dated April 17, 2000, of Robert M. Pickus	Filed as Exhibit 10.73 to our Annual Report on Form 10-K for the year ended December 31, 2000

Exhibit No.	Description of Exhibit	Incorporated by Reference
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

Filed as Exhibit 99.1 to our Current Report on Form 8-K filed on December 28, 2004

10.48	Investment Agreement, dated January 25, 2005, by and between Trump Hotels & Casino Resorts, Inc. and Trump Hotels & Casino Resorts Holdings, L.P. and Donald J. Trump	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 31, 2005

10.49	Stock Purchase Agreement, dated as of November 3, 2005, by and among The Majestic Star Casino, LLC, Indiana Limited Liability Company, and Trump Entertainment Resorts Holdings, L.P.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 3, 2005

10.50	Non-Employee Director Compensation	Filed as Exhibit 10.50 to our Annual Report on Form 10-K filed on March 14, 2006

21.1	List of Subsidiaries of Trump Entertainment Resorts, Inc.	Filed as Exhibit 21.1 to our Annual Report on Form 10-K filed on March 14, 2006

23	Consent of Independent Registered Public Accounting Firm	Filed as Exhibit 23 to our Annual Report on Form 10-K filed on March 14, 2006

24	Powers of Attorney of directors	Filed as Exhibit 24 to our Annual Report on Form 10-K filed on March 14, 2006

31.1	Certification by the Chief Executive Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended	—

Exhibit No.	Description of Exhibit	Incorporated by Reference
31.2	Certification by the Chief Financial Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended	—

32.1	Certification of the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed as Exhibit 32.1 to our Annual Report on Form 10-K filed on March 14, 2006

32.2	Certification of the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed as Exhibit 32.2 to our Annual Report on Form 10-K filed on March 14, 2006

99.1	Description of Certain Governmental and Gaming Regulations	Filed as Exhibit 99.1 to our Annual Report on Form 10-K filed on March 14, 2006

*	Management contract or compensatory plan or arrangement.
+	We have applied to the SEC for confidential treatment with respect to portions of this Exhibit. An unredacted version of this Exhibit has been submitted separately to the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, each of the Registrants has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of May 2006.

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

Signature	Title	Date

/S/ JAMES B. PERRY James B. Perry	Director, Chief Executive Officer and President (Principal Executive Officer)	May 25, 2006

/S/ DALE R. BLACK Dale R. Black	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 25, 2006

* Donald J. Trump	Chairman of the Board	May 25, 2006

* Wallace B. Askins	Director	May 25, 2006

* Edward H. D’Alelio	Director	May 25, 2006

* James J. Florio	Director	May 25, 2006

* Cezar M. Froelich	Director	May 25, 2006

Signature	Title	Date

* Morton E. Handel	Director	May 25, 2006

* Michael A. Kramer	Director	May 25, 2006

* Don M. Thomas	Director	May 25, 2006

*	Dale R. Black, by signing his name hererto, does sign this document on behalf of the above-named individuals, pursuant to the powers of attorney duly executed by such individuals.

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
TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND
THE PERIOD JANUARY 1, 2005 TO MAY 19, 2005 AND
MAY 20, 2005 TO DECEMBER 31, 2005
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Other Changes (Deductions)		Balance at End of Period
Predecessor Company
YEAR ENDED DECEMBER 31, 2003
Allowances for doubtful accounts	$18,028	$6,465	$(6,565	)(a)	$17,928
Valuation allowance for CRDA investments	14,542	9,191	(8,237	)(b)	15,496
YEAR ENDED DECEMBER 31, 2004
Allowances for doubtful accounts	17,928	5,478	(5,187	)(a)	18,219
Valuation allowance for CRDA investments	15,496	4,592	(301	)(b)	19,787
Reserve for real estate taxes	—	8,014	—	(c)	8,014
PERIOD JANUARY 1, 2005 TO MAY 19, 2005
Allowances for doubtful accounts	18,219	1,445	(1,266	)(a)	18,398
Valuation allowance for CRDA investments	19,787	1,731	(316	)(b)	21,202
Reserve for real estate taxes	8,014	—	—		8,014
Reorganized Company
PERIOD MAY 20, 2005 TO DECEMBER 31, 2005
Allowances for doubtful accounts	18,398	2,330	(6,575	)(a)	14,153
Valuation allowance for CRDA investments	21,202	2,875	(244	)(b)	23,833
Reserve for real estate taxes	8,014	—	—		8,014

(a)	Write-off uncollectible accounts.
(b)	Reversal of allowance applicable to contribution of CRDA investments.
(c)	Reserve against claim for real estate taxes from the City of Atlantic City.

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit	Incorporated by Reference
2.1	Second Amended Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code, dated March 30, 2005, as amended	Filed as Exhibit T3E-2 to our Application for Qualification for Indenture on Form T-3, filed with the SEC on April 8, 2005

2.2	Order Confirming Amended Joint Plan of Reorganization	Filed as Exhibit 2.2 to our Current Report on Form 8-K field on April 11, 2005

2.3	Amended Order Confirming Second Amended Joint Plan of Reorganization	Filed as Exhibit 2.3 to our Current Report on Form 8-K field on April 11, 2005

2.4	Stipulation, dated as of April 8, 2005	Filed as Exhibit 2.4 to our Current Report on Form 8-K field on April 11, 2005

3.1	Restated Certificate of Incorporation of Trump Entertainment Resorts, Inc.	Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on May 26, 2005

3.2	Amended and Restated Bylaws of Trump Entertainment Resorts, Inc.	Filed as Exhibit 3.2 to our Current Report on Form 8-K filed on May 26, 2005

3.3	Certificate of Limited Partnership of Trump Entertainment Resorts Holdings, L.P. (formerly known as Trump Hotels & Casino Resorts, Inc.)	Filed as Exhibit 3.3 to our Annual Report on Form 10-K filed on March 14, 2006

3.4

Fourth Amended and Restated Partnership Agreement of Trump Entertainment Resorts Holdings, L.P., dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Donald J. Trump, Trump Casinos, Inc. and TCI 2 Holdings, LLC.

Filed as Exhibit 10.4 to our Current Report on Form 8-K filed on May 26, 2005

3.5	Restated Certificate of Incorporation of Trump Entertainment Resorts Funding, Inc.	Filed as Exhibit 3.5 to our Annual Report on Form 10-K filed on March 14, 2006

4.1	Form of Trump Entertainment Resorts, Inc.’s common stock	Filed as Exhibit 4.1 to our Annual Report on Form 10-K filed on March 14, 2006

4.2	Form of Trump Entertainment Resorts, Inc.’s class B common stock	Filed as Exhibit 4.2 to our Annual Report on Form 10-K filed on March 14, 2006

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

Filed as Exhibit 10.1 to our Annual Report on Form 10-K filed on March 14, 2006

10.2+

Management Agreement by and between TER Management Co., LLC and Keystone Redevelopment Partners, LLC, dated December 26, 2005 (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the SEC)

Filed as Exhibit 10.2 to our Annual Report on Form 10-K filed on March 14, 2006

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

Filed as Exhibit 10.28 to our Annual Report on Form 10-K for the year ended December 31, 2003

Exhibit No.	Description of Exhibit	Incorporated by Reference
10.32*	Consulting Agreement, dated December 16, 2005 of Scott C. Butera	Filed as Exhibit 10.32 to our Annual Report on Form 10-K filed on March 14, 2006

10.33*	Employment Agreement, dated November 14, 2005, of Dale R. Black	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 21, 2005

10.34*	Employment Agreement, dated September 27, 2005 of Virginia McDowell	Filed as Exhibit 10.34 to our Annual Report on Form 10-K filed on March 14, 2006

10.35*	Employment Agreement, dated September 14, 2005, of Rosalind Krause	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 23, 2005

10.36*	Employment Agreement, dated September 12, 2005, of James Rigot	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 23, 2005

10.37*	Employment Agreement, dated September 12, 2005 of Paul Keller	Filed as Exhibit 10.37 to our Annual Report on Form 10-K filed on March 14, 2006

10.38*	Employment Agreement, dated July 19, 2005, of Mark Juliano	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2005

10.39*	Employment Agreement, dated July 6, 2005, of James B. Perry	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 11, 2005

10.40*	Amendment, dated January 9, 2003, to Joseph A. Fusco’s Employment Agreement, dated April 17, 2000	Filed as Exhibit 10.38 to our Annual Report on Form 10-K for the year ended December 31, 2002

10.41*	Amendment, dated January 9, 2003, to Robert M. Pickus’ Employment Agreement, dated April 17, 2000	Filed as Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2002

10.42*	Employment Agreement, dated April 17, 2000, of Joseph A. Fusco	Filed as Exhibit 10.75 to our Annual Report on Form 10-K for the year ended December 31, 2000

10.43*	Employment Agreement, dated April 17, 2000, of Robert M. Pickus	Filed as Exhibit 10.73 to our Annual Report on Form 10-K for the year ended December 31, 2000

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

Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 24, 2004

Exhibit No.	Description of Exhibit	Incorporated by Reference
10.47

Memorandum of Understanding, dated as of December 20, 2004, among THCR Management Services, LLC, Trump Hotels & Casino Resorts Development Company, LLC, the Twenty-Nine Palms Band of Luiseno Mission Indians of California and the Twenty-Nine Palms Enterprises Corporation

Filed as Exhibit 99.1 to our Current Report on Form 8-K filed on December 28, 2004

10.48	Investment Agreement, dated January 25, 2005, by and between Trump Hotels & Casino Resorts, Inc. and Trump Hotels & Casino Resorts Holdings, L.P. and Donald J. Trump	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 31, 2005

10.49	Stock Purchase Agreement, dated as of November 3, 2005, by and among The Majestic Star Casino, LLC, Indiana Limited Liability Company, and Trump Entertainment Resorts Holdings, L.P.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 3, 2005

10.50	Non-Employee Director Compensation	Filed as Exhibit 10.50 to our Annual Report on Form 10-K filed on March 14, 2006

21.1	List of Subsidiaries of Trump Entertainment Resorts, Inc.	Filed as Exhibit 21.1 to our Annual Report on Form 10-K filed on March 14, 2006

23	Consent of Independent Registered Public Accounting Firm	Filed as Exhibit 23 to our Annual Report on Form 10-K filed on March 14, 2006

24	Powers of Attorney of directors	Filed as Exhibit 24 to our Annual Report on Form 10-K filed on March 14, 2006

31.1	Certification by the Chief Executive Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended	—

31.2	Certification by the Chief Financial Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended	—

32.1	Certification of the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed as Exhibit 32.1 to our Annual Report on Form 10-K filed on March 14, 2006

32.2	Certification of the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed as Exhibit 32.2 to our Annual Report on Form 10-K filed on March 14, 2006

99.1	Description of Certain Governmental and Gaming Regulations	Filed as Exhibit 99.1 to our Annual Report on Form 10-K filed on March 14, 2006

*	Management contract or compensatory plan or arrangement.
+	We have applied to the SEC for confidential treatment with respect to portions of this Exhibit. An unredacted version of this Exhibit has been submitted separately to the SEC.

