Form 10-Q
period 2006-06-30
TRUMP ENTERTAINMENT RESORTS, INC.; TRUMP ENTERTAINMENT RESORTS FUNDING INC; TRUMP ENTERTAINMENT RESORTS HOLDINGS LP
filed 2006-08-09
CIK 943320, 943323, 943322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

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

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of August 7, 2006, there were 30,952,329 shares of common stock and 900 shares of class B common stock (having a voting equivalency of 9,377,484 shares of common stock) of Trump Entertainment Resorts, Inc. outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except share and per share data)

	Reorganized Company
	June 30, 2006	December 31, 2005
	(unaudited)
Current assets:
Cash and cash equivalents	$152,850	$228,554
Restricted cash	46,070	45,005
Accounts receivable, net	34,811	36,024
Accounts receivable, other	10,485	9,716
Inventories	11,541	10,716
Deferred income taxes	2,289	2,289
Prepaid expenses and other current assets	20,152	12,178

Total current assets	278,198	344,482

Net property and equipment	1,485,090	1,463,142

Other assets:
Intangible assets, net	205,448	206,345
Goodwill	230,136	238,045
Deferred financing costs, net	18,637	20,725
Other assets, net	59,806	57,024

Total other assets	514,027	522,139

Total assets	$2,277,315	$2,329,763

Current liabilities:
Accounts payable	$25,497	$38,739
Accrued payroll and related expenses	29,806	26,553
Income taxes payable	32,596	36,765
Partnership distribution payable	—	3,041
Accrued interest payable	13,154	11,517
Self-insurance reserves	13,539	12,398
Other current liabilities	40,399	43,145
Current maturities of long-term debt	20,321	30,007

Total current liabilities	175,312	202,165

Long-term debt, net of current maturities	1,399,052	1,407,952
Deferred income taxes	144,352	144,352
Other long-term liabilities	17,392	18,428
Minority Interest	126,269	129,708

Stockholders’ equity:
Preferred stock, $1 par value; 1,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $.001 par value; 75,000,000 shares authorized at June 30, 2006 and December 31, 2005, 30,952,329 issued and outstanding at June 30, 2006, and 27,177,696 issued and outstanding at December 31, 2005	31	27
Class B Common stock, $0.001 par value; 1,000 shares authorized, 900 shares issued and outstanding	—	—
Additional paid-in capital	456,092	453,659
Accumulated deficit	(41,185)	(26,528)

Total stockholders’ equity	414,938	427,158

Total liabilities and stockholders’ equity	$2,277,315	$2,329,763

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share and per share data)

	Reorganized Company		Predecessor Company
	Three Months Ended June 30, 2006	For the Period From May 20, 2005 Through June 30, 2005	For the Period From April 1, 2005 Through May 19, 2005
	(unaudited)	(unaudited)	(unaudited)
Revenues:
Gaming	$272,915	$124,276	$141,865
Rooms	19,145	8,728	9,908
Food and beverage	30,585	15,240	16,647
Other	10,044	5,068	4,606

	332,689	153,312	173,026
Less promotional allowances	(76,663)	(37,457)	(42,824)

Net revenues	256,026	115,855	130,202

Costs and expenses:
Gaming	122,738	58,876	66,107
Rooms	7,816	3,178	3,722
Food and beverage	11,162	5,203	5,588
General and administrative	71,910	28,888	31,572
General and administrative-related party	658	8,385	235
Depreciation and amortization	17,322	6,015	12,744
Reorganization expense (income) and related costs	—	1,930	(31,637)

	231,606	112,475	88,331

Income from operations	24,420	3,380	41,871

Non-operating income (expense):
Interest income	2,909	222	392
Interest expense	(32,592)	(14,622)	(31,878)
Other non-operating income, net	—	65	(65)

	(29,683)	(14,335)	(31,551)

(Loss) income before income taxes, minority interest, discontinued operations and extraordinary item	(5,263)	(10,955)	10,320
Provision for income taxes	(1,339)	(711)	(711)
Minority interest	1,668	2,742	—

(Loss) income from continuing operations	(4,934)	(8,924)	9,609

Income from discontinued operations:
Trump Indiana	—	2,151	138,047
Provision for income taxes	—	(441)	(20,811)
Minority interest	—	(402)	—

Income from discontinued operations	—	1,308	117,236

(Loss) income before extraordinary item	(4,934)	(7,616)	126,845
Extraordinary gain on extinguishment of debt	—	—	196,932

Net (loss) income	$(4,934)	$(7,616)	$323,777

Continuing operations	$(0.16)	$(0.29)	$0.32
Discontinued operations	—	0.04	3.92
Extraordinary gain on extinguishment of debt	—	—	6.59

Basic net (loss) income per share	$(0.16)	$(0.25)	$10.83

Continuing operations	$(0.16)	$(0.29)	$0.22
Discontinued operations	—	0.04	2.68
Extraordinary gain on extinguishment of debt	—	—	4.49

Diluted net (loss) income per share	$(0.16)	$(0.25)	$7.39

Weighted average shares outstanding:
Basic	30,986,181	30,520,249	29,904,764
Diluted	30,986,181	30,520,249	43,823,487

See accompany notes to condensed consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share and per share data)

	Reorganized Company		Predecessor Company
	Six Months Ended June 30, 2006	For the Period From May 20, 2005 Through June 30, 2005	For the Period From January 1, 2005 Through May 19, 2005
	(unaudited)	(unaudited)
Revenues:
Gaming	$520,859	$124,276	$398,409
Rooms	36,233	8,728	26,360
Food and beverage	57,191	15,240	44,198
Other	17,797	5,068	12,809

	632,080	153,312	481,776
Less promotional allowances	(138,456)	(37,457)	(117,337)

Net revenues	493,624	115,855	364,439

Costs and expenses:
Gaming	239,197	58,876	186,545
Rooms	15,372	3,178	9,805
Food and beverage	20,332	5,203	13,767
General and administrative	140,739	28,888	92,957
General and administrative-related party	1,320	8,385	775
Depreciation and amortization	33,932	6,015	35,753
Reorganization expense (income) and related costs	—	1,930	(25,967)

	450,892	112,475	313,635

Income from operations	42,732	3,380	50,804

Non-operating income (expense):
Interest income	5,858	222	836
Interest expense	(65,071)	(14,622)	(86,862)
Other non-operating income, net	—	65	—

	(59,213)	(14,335)	(86,026)

Loss before income taxes, minority interest, discontinued operations and extraordinary item	(16,481)	(10,955)	(35,222)
Provision for income taxes	(2,831)	(711)	(2,074)
Minority interest	4,655	2,742	—

Loss from continuing operations	(14,657)	(8,924)	(37,296)

Income from discontinued operations:
Trump Indiana	—	2,151	142,959
Provision for income taxes	—	(441)	(24,211)
Minority interest	—	(402)	—

Income from discontinued operations	—	1,308	118,748

(Loss) income before extraordinary item	(14,657)	(7,616)	81,452
Extraordinary gain on extinguishment of debt	—	—	196,932

Net (loss) income	$(14,657)	$(7,616)	$278,384

Continuing operations	$(0.48)	$(0.29)	$(1.25)
Discontinued operations	—	0.04	3.97
Extraordinary gain on extinguishment of debt	—	—	6.59

Basic net (loss) income per share	$(0.48)	$(0.25)	$9.31

Continuing operations	$(0.48)	$(0.29)	$(1.25)
Discontinued operations	—	0.04	3.97
Extraordinary gain on extinguishment of debt	—	—	6.59

Diluted net (loss) income per share	$(0.48)	$(0.25)	$9.31

Weighted average shares outstanding:
Basic	30,857,259	30,520,249	29,904,764
Diluted	30,857,259	30,520,249	29,904,764

See accompany notes to condensed consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share data)

	Shares	Common Stock	Shares	Class B Common Stock	Additional Paid-in Capital	Accumulated (Deficit)	Total Stockholders’ Equity
Reorganized Company:
Balance, December 31, 2005	27,177,696	$27	900	$—	$453,659	$(26,528)	$427,158
Warrants converted	3,377,553	3	—	—	(3)	—	—
Restricted stock compensation expense net of minority interest of $706	—	—	—	—	2,296	—	2,296
Issuance of restricted stock, net	433,889	1	—	—	(1)	—	—
Other	(36,809)	—	—	—	141	—	141
Net (loss)	—	—	—	—	—	(14,657)	(14,657)

Balance, June 30, 2006	30,952,329	$31	900	$—	$456,092	$(41,185)	$414,938

See accompanying notes to condensed consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Reorganized Company		Predecessor Company
	Six Months Ended June 30, 2006	For the Period From May 20, 2005 Through June 30, 2005	For the Period From January 1, 2005 Through May 19, 2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(14,657)	$(7,616)	$278,384
Adjustments to reconcile net (loss) income to net cash flows provided by (used in) operating activities:
Non-cash reorganization (income) expense, net	—	—	(210,117)
Deferred and non-cash charge in lieu of income taxes	475	—	—
Minority interest in net (loss) income	(4,655)	(2,340)	—
Extraordinary gain on extinguishment of debt	—	—	(196,932)
Depreciation and amortization	33,932	7,443	38,486
Amortization of deferred financing costs	1,311	282	665
Provisions for losses on receivables	2,214	560	1,445
Stock-based compensation expense	3,002	—	—
Compensatory stock warrants	—	8,000	—
Other	1,762	(384)	2,512
Changes in operating assets and liabilities:
(Increase) decrease receivables	(1,518)	2,155	546
(Increase) decrease in inventories	(825)	200	(485)
Increase in other current assets	(7,974)	(5,012)	(2,143)
Decrease (increase) in other assets	1,558	(2,466)	(842)
Decrease in due to affiliates, net	—	(698)	(538)
(Decrease) increase in accounts payable, accrued expenses and other current liabilities	(9,148)	(5,909)	60,847
Increase (decrease) in accrued interest payable	1,637	(71,830)	68,866
(Decrease) increase in other long-term liabilities	(1,036)	(198)	3,835

Net cash flows provided by (used in) operating activities including discontinued operations	6,078	(77,813)	44,529

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(54,223)	(17,816)	(39,033)
Increase in restricted cash	(1,065)	—	—
Other	(6,424)	(1,376)	(6,115)

Net cash flows used in investing activities	(61,712)	(19,192)	(45,148)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from revolving credit facility, net	—	10,000	—
Borrowings from term loan	—	150,000	—
Repayments of term loan	(750)	—	—
Borrowings from (repayment of) DIP facility, net	—	(53,958)	18,172
Repayment of other long-term debt	(17,093)	(3,196)	—
Repayment of long-term debt subject to compromise	—	—	(13,439)
Payment of deferred financing costs	—	(9,929)	(2,926)
Contributed capital from reorganization	—	55,000	—
Cash distributions to noteholders and stockholders	—	(41,120)	—
Partnership distributions	(2,680)	—	—
Other	453	—	—

Net cash flows (used in) provided by financing activities	(20,070)	106,797	1,807

Net (decrease) increase in cash and cash equivalents	(75,704)	9,792	1,188
Cash and cash equivalents at beginning of period	228,554	106,454	105,266

Cash and cash equivalents at end of period	$152,850	$116,246	$106,454

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$62,388	$86,173	$16,129
Cash paid for income taxes	525	2,211	6,014
Equipment purchased under capital leases	277	—	122
Debt of Reorganized Company issued in exchange for debt and accrued interest of Predecessor Company	(1,020)	1,250,000	—
Stock and minority interest of Reorganized Company issued in exchange for debt and accrued interest of Predecessor Company	—	527,300	—

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	Reorganized Company
	June 30, 2006	December 31, 2005
	(unaudited)
Current assets:
Cash and cash equivalents	$151,957	$228,550
Restricted cash	46,070	45,005
Accounts receivable, net	34,811	36,024
Accounts receivable, other	10,485	9,716
Inventories	11,541	10,716
Deferred income taxes	904	904
Prepaid expenses and other current assets	20,152	12,178

Total current assets	275,920	343,093

Net property and equipment	1,485,090	1,463,142

Other assets:
Intangible assets, net	205,448	206,345
Goodwill	131,380	139,289
Deferred financing costs, net	18,637	20,725
Other assets, net	59,806	57,024

Total other assets	415,271	423,383

Total assets	$2,176,281	$2,229,618

Current liabilities:
Accounts payable	$25,497	$38,739
Accrued payroll and related expenses	29,806	26,553
Income taxes payable	32,596	36,765
Accrued partner distributions	—	3,041
Accrued interest payable	13,154	11,517
Self-insurance reserves	13,539	12,398
Other current liabilities	40,399	43,145
Current maturities of long-term debt	20,321	30,007

Total current liabilities	175,312	202,165

Long-term debt, net of current maturities	1,399,052	1,407,952
Deferred income taxes	39,224	39,224
Other long-term liabilities	17,388	18,424

Partners’ capital
Partners’ capital	592,635	590,012
Accumulated deficit	(47,330)	(28,159)

Total partners’ capital	545,305	561,853

Total liabilities and partners’ capital	$2,176,281	$2,229,618

See accompanying notes to condensed consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Reorganized Company		Predecessor Company
	Three Months Ended June 30, 2006	For the Period From May 20, 2005 Through June 30, 2005	For the Period From April 1, 2005 Through May 19, 2005
	(unaudited)	(unaudited)	(unaudited)
Revenues:
Gaming	$272,915	$124,276	$141,865
Rooms	19,145	8,728	9,908
Food and beverage	30,585	15,240	16,647
Other	10,044	5,068	4,606

	332,689	153,312	173,026
Less promotional allowances	(76,663)	(37,457)	(42,824)

Net revenues	256,026	115,855	130,202

Costs and expenses:
Gaming	122,738	58,876	66,107
Rooms	7,816	3,178	3,722
Food and beverage	11,162	5,203	5,588
General and administrative	71,910	28,888	31,572
General and administrative-related party	658	8,385	235
Depreciation and amortization	17,322	6,015	12,744
Reorganization expense (income) and related costs	—	1,930	(31,637)

	231,606	112,475	88,331

Income from operations	24,420	3,380	41,871

Non-operating income (expense):
Interest income	2,901	222	392
Interest expense	(32,592)	(14,622)	(31,878)
Other non-operating income, net	—	65	(65)

	(29,691)	(14,335)	(31,551)

(Loss) income before income taxes, minority interest, discontinued operations and extraordinary item	(5,271)	(10,955)	10,320
Provision for income taxes	(1,339)	(711)	(711)
Minority interest	150	—	—

(Loss) income from continuing operations	(6,460)	(11,666)	9,609

Income from discontinued operations:
Trump Indiana	—	2,151	138,047
Provision for income taxes	—	(441)	(20,811)

Income from discontinued operations	—	1,710	117,236

(Loss) income before extraordinary item	(6,460)	(9,956)	126,845
Extraordinary gain on extinguishment of debt	—	—	196,932

Net (loss) income	$(6,460)	$(9,956)	$323,777

See accompany notes to condensed consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Reorganized Company		Predecessor Company
	Six Months Ended June 30, 2006	For the Period From May 20, 2005 Through June 30, 2005	For the Period From January 1, 2005 Through May 19, 2005
	(unaudited)	(unaudited)
Revenues:
Gaming	$520,859	$124,276	$398,409
Rooms	36,233	8,728	26,360
Food and beverage	57,191	15,240	44,198
Other	17,797	5,068	12,809

	632,080	153,312	481,776
Less promotional allowances	(138,456)	(37,457)	(117,337)

Net revenues	493,624	115,855	364,439

Costs and expenses:
Gaming	239,197	58,876	186,545
Rooms	15,372	3,178	9,805
Food and beverage	20,332	5,203	13,767
General and administrative	140,739	28,888	92,957
General and administrative-related party	1,320	8,385	775
Depreciation and amortization	33,932	6,015	35,753
Reorganization expense (income) and related costs	—	1,930	(25,967)

	450,892	112,475	313,635

Income from operations	42,732	3,380	50,804

Non-operating income (expense):
Interest income	5,849	222	836
Interest expense	(65,071)	(14,622)	(86,862)
Other non-operating income, net	—	65	—

	(59,222)	(14,335)	(86,026)

Loss before income taxes, minority interest, discontinued operations and extraordinary item	(16,490)	(10,955)	(35,222)
Provision for income taxes	(2,831)	(711)	(2,074)
Minority interest	150	—	—

Loss from continuing operations	(19,171)	(11,666)	(37,296)

Income from discontinued operations:
Trump Indiana	—	2,151	142,959
Provision for income taxes	—	(441)	(24,211)

Income from discontinued operations	—	1,710	118,748

(Loss) income before extraordinary item	(19,171)	(9,956)	81,452
Extraordinary gain on extinguishment of debt	—	—	196,932

Net (loss) income	$(19,171)	$(9,956)	$278,384

See accompany notes to condensed consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(unaudited, in thousands)

	Partners’ Capital	Accumulated (Deficit)	Total Partners’ Capital
Reorganized Company:
Balance, December 31, 2005	$590,012	$(28,159)	$561,853
Restricted stock compensation expense	3,002	—	3,002
Partnership distributions	(379)		(379)
Net loss	—	(19,171)	(19,171)

Balance, June 30, 2006	$592,635	$(47,330)	$545,305

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT HOLDINGS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Reorganized Company		Predecessor Company
	Six Months Ended June 30, 2006	For the Period From May 20, 2005 Through June 30, 2005	For the Period From January 1, 2005 Through May 19, 2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(19,171)	$(9,956)	$278,384
Adjustments to reconcile net (loss) income to net cash flows provided by (used in) operating activities:
Non-cash reorganization (income) expense, net	—	—	(210,117)
Deferred and non-cash charge in lieu of income taxes	475	—	—
Minority interest in net (loss) income	(150)	—	—
Extraordinary gain on extinguishment of debt	—	—	(196,932)
Depreciation and amortization	33,932	7,443	38,486
Amortization of deferred financing costs	1,311	282	665
Provisions for losses on receivables	2,214	560	1,445
Stock-based compensation expense	3,002	—	—
Compensatory stock warrants	—	8,000	—
Other	1,763	(384)	2,512
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(1,518)	2,155	546
(Increase) decrease in inventories	(825)	200	(485)
Increase in other current assets	(7,974)	(5,012)	(2,143)
Decrease (increase) in other assets	1,558	(2,466)	(842)
Decrease in due to affiliates, net	—	(698)	(538)
(Decrease) increase in accounts payable, accrued expenses and other current liabilities	(9,148)	(5,905)	60,847
Increase (decrease) in accrued interest payable	1,637	(71,830)	68,866
(Decrease) increase in other long-term liabilities	(1,036)	(202)	3,835

Net cash flows provided by (used in) operating activities including discontinued operations	6,070	(77,813)	44,529

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(54,223)	(17,816)	(39,033)
Increase in restricted cash	(1,065)	—	—
Other	(6,424)	(1,376)	(6,115)

Net cash flows used in investing activities	(61,712)	(19,192)	(45,148)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from revolving credit facility, net	—	10,000	—
Borrowings from term loan	—	150,000	—
Repayments of term loan	(750)	—	—
Repayment of (borrowings from) DIP facility, net	—	(53,958)	18,172
Repayment of other long-term debt	(17,093)	(3,196)	—
Repayment of long-term debt subject to compromise	—	—	(13,439)
Payment of deferred financing costs	—	(9,929)	(2,926)
Contributed capital from reorganization	—	55,000	—
Partnership distributions	(3,420)	—	—
Cash distributions to noteholders and stockholders	—	(41,120)	—
Other	312	—	—

Net cash flows (used in) provided by financing activities	(20,951)	106,797	1,807

Net (decrease) increase in cash and cash equivalents	(76,593)	9,792	1,188
Cash and cash equivalents at beginning of period	228,550	106,450	105,262

Cash and cash equivalents at end of period	$151,957	$116,242	$106,450

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$62,388	$86,173	$16,129
Cash paid for income taxes	525	2,211	6,014
Equipment purchased under capital leases	277	—	122
Debt of Reorganized Company issued in exchange for debt and accrued interest of Predecessor Company	(1,020)	1,250,000	—
Stock and minority interest of Reorganized Company issued in exchange for debt and accrued interest of Predecessor Company	—	527,300	—

See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands, except share and per share data)

(1) Organization, Reorganization and Emergence from Chapter 11 and Basis of Presentation

Organization - The accompanying consolidated financial statements include those of Trump Entertainment Resorts, Inc. (formerly known as Trump Hotels & Casino Resorts, Inc.), a Delaware corporation (“TER” or the “Company”) and our subsidiaries. Except where otherwise noted, the words “we,” “us,” “our” and similar terms, as well as “Company,” refer to Trump Entertainment Resorts, Inc. and all of its subsidiaries. Our majority-owned subsidiary, Trump Entertainment Resorts Holdings, L.P. (formerly known as Trump Hotels & Casino Resorts Holdings, L.P.), a Delaware limited partnership and its respective subsidiaries are referred to as “TER Holdings.” Through TER Holdings and its wholly owned subsidiaries we own and operate the Trump Taj Mahal Casino Resort (“Trump Taj Mahal”), Trump Plaza Hotel and Casino (“Trump Plaza”) and Trump Marina Hotel Casino (“Trump Marina”) in Atlantic City, New Jersey. Until December 21, 2005, we also owned and operated a riverboat casino in Gary, Indiana. During September 2005, TER Keystone Development Co., LLC (“TER Keystone”) was formed by TER Holdings to pursue a gaming license in Philadelphia, Pennsylvania.

TER currently beneficially owns an approximately 76.5% profits interest in TER Holdings, as both a general and limited partner, and Donald J. Trump (“Mr. Trump”) owns directly and indirectly an approximately 23.5% profits interest in TER Holdings, as a limited partner. Mr. Trump’s limited partnership interests are exchangeable at Mr. Trump’s option into 9,377,484 shares of TER’s Common Stock, par value $0.001 per share (the “TER Common Stock”) (subject to certain adjustments), which, if exchanged, would give Mr. Trump ownership of an aggregate of approximately 26.3% of the TER Common Stock (including shares currently held directly by Mr. Trump) or approximately 28.8% assuming currently exercisable warrants held by Mr. Trump were exercised. Mr. Trump also holds 900 shares of TER’s Class B Common Stock, par value $0.001 per share (the “Class B Common Stock”). The Class B Common Stock has the voting equivalency of the 9,377,484 shares of TER Common Stock for which his limited partnership interests in TER Holdings may be exchanged, and generally votes on all matters with the TER Common Stock as a single class. The Class B Common Stock is redeemable at par to the extent that Mr. Trump exchanges his limited partnership interests in TER Holdings for TER Common Stock and is not entitled to receive any dividends.

Reorganization and Emergence from Chapter 11 - On November 21, 2004, our predecessor, Trump Hotels & Casino Resorts, Inc. and its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”), as part of a prearranged plan of reorganization. While in bankruptcy, the Debtors continued to manage their properties and operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court.

On April 5, 2005, the Bankruptcy Court entered an order confirming the Second Amended and Restated Joint Plan of Reorganization, dated as of March 30, 2005, of the Debtors, as amended (the “Plan”). The Plan became effective on May 20, 2005 (the “Effective Date”), at which time all material conditions to the Plan were satisfied and the Debtors emerged from Chapter 11. Our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission (the “SEC”) contains disclosures regarding the reorganization, including fresh-start accounting, reorganization expense (income) and related costs, $8.0 million in 10 year warrants issued to Mr. Trump and the extraordinary gain on extinguishment of debt recorded by our Predecessor Company.

Basis of Presentation - The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC and in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted. The accompanying condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended

December 31, 2005 as filed with the SEC and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report, available on the SEC’s website at www.sec.gov or our website at www.trumpcasinos.com.

The condensed consolidated financial statements include our accounts and those of our controlled subsidiaries and partnerships. We have eliminated all significant intercompany transactions. We view each casino property as an operating segment and all such operating segments have been aggregated into one reporting segment.

Our discontinued operations include the results of Trump Indiana, which was sold on December 21, 2005. Net revenues for Trump Indiana were $19,216, $15,612 and $52,160 for the period from April 1, 2005 through May 19, 2005, the period from May 20, 2005 through June 30, 2005 and the period from January 1, 2005 through May 19, 2005, respectively. Included in income from discontinued operations is an allocation of interest expense based on Trump Indiana’s nonrelated party debt assumed by the purchaser of Trump Indiana of $14, $23 and $17 for the period from April 1, 2005 through May 19, 2005, the period from May 20, 2005 through June 30, 2005 and the period from January 1, 2005 through May 19, 2005, respectively. Included in income from discontinued operations for the period from January 1, 2005 to May 19, 2005 is $134,750 of net reorganization gain.

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

Under the terms of the Predecessor Company’s Reorganization Plan (the “Plan”), any of the Reorganized Company’s Senior Secured Notes, cash, common stock or Class A Warrants issued to the Plan’s disbursing agent and not distributed as of May 20, 2006, revert to the Reorganized Company. As of May 20, 2006, undistributed amounts included $1,020 in Senior Secured Notes, $414 in cash and 36,809 shares of TER Common Stock. Goodwill has been reduced by $1,434 and our Senior Secured Notes have been reduced by $1,020 reflecting this provision.

(2) Long-Term Debt

Long-term debt consists of the following:

	Reorganized Company
	June 30, 2006	December 31, 2005
Long-term debt:
Senior Secured Credit Facility:
Senior Secured Line of Credit, expires May 20, 2010 interest payable at least quarterly at either LIBOR or prime plus a margin	$—	$—
Term Loan, matures May 20, 2012, interest and principal payments due quarterly at either LIBOR and/or prime plus a margin (8.03% at June 30, 2006)	148,500	149,250

	148,500	149,250
Senior Secured Notes, due June 1, 2015, interest payable semi-annually at 8.5%, first interest payment due December 1, 2005	1,248,980	1,250,000
Other:
Capitalized lease obligations, payments due at various dates from 2006 through 2009, secured by slot and other equipment, interest at 4.3% to 20.0%	21,893	38,709

Total long-term debt	1,419,373	1,437,959
Less: current maturities	20,321	30,007

Long-term debt, less current maturities	$1,399,052	$1,407,952

Senior Secured Credit Facility - On May 20, 2005, we and TER Holdings entered into an agreement for a $500,000 senior secured credit facility (the “Credit Facility”) with a group of lenders. Pursuant to the Credit Facility, as amended, the lenders have agreed to provide TER Holdings (i) a revolving credit facility in the amount of $200,000, (ii) a single-draw term loan facility in the amount of $150,000, which was drawn on the Effective Date, and (iii) a delayed draw term loan facility in the amount of $150,000, which may be drawn in multiple borrowings through November 20, 2006. The Credit Facility also includes a sub-facility for letters of credit in an amount of up to $70,000. At June 30, 2006, we have outstanding letters of credit of $40,000 under the Credit Facility.

Proceeds from the term loans may be utilized to (i) pay off amounts outstanding under the debtor-in-possession financing, which occurred on the Effective Date, (ii) fund the construction of a new tower at the Trump Taj Mahal, (iii) pay fees and expenses in connection with our restructuring, and (iv) provide for ongoing working capital and general corporate needs; provided that $150,000 of the term loan is restricted to fund construction of a new tower at the Trump Taj Mahal. The Credit Facility may be used to fund ongoing working capital requirements of TER Holdings and its subsidiaries and other general corporate purposes. The revolving credit facility matures on May 20, 2010. The term loan matures on May 20, 2012, and must be repaid during the final year of such loans in equal quarterly amounts, subject to amortization of approximately 1.0% per year prior to the final year.

Borrowings under the Credit Facility are secured by a first priority security interest on substantially all the assets of TER Holdings and its subsidiaries. TER Holdings’ obligations under the Credit Facility are guaranteed by us and each of our direct and indirect subsidiaries except TER Keystone. We and our subsidiaries are subject to a number of affirmative and negative covenants and must comply with certain financial covenants. Such financial covenants include maintenance of a leverage ratio of 8.75 to 1, a lien coverage ratio of 2.25 to 1 and an interest coverage ratio of 1.35 to 1. We were in compliance with such covenants as of June 30, 2006.

Senior Secured Notes - On the Effective Date, TER Holdings and its wholly owned finance subsidiary, Trump Entertainment Resorts Funding, Inc. (“TER Funding”) issued $1,250,000 of Senior Secured Notes (“Senior Notes”). These Senior Notes were used to pay distributions under the Plan. The Senior Notes due June 1, 2015, bear interest at 8.5% per annum. $1,020 of the Senior Secured Notes were returned to us under the terms of the Predecessor Company’s Bankruptcy Plan and retired on May 20, 2006.

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

TER Holdings and TER Funding are co-issuers of the Senior Notes. All other subsidiaries of TER Holdings, except TER Keystone, are guarantors (the “Guarantors”) of the Senior Notes on a joint and several basis.

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

(3) Earnings Per Share

The computation of basic and diluted (loss) earnings per share is as follows:

	Reorganized Company		Predecessor Company
(in thousands, except share and per share data)	Three Months Ended June 30, 2006	For the Period From May 20, 2005 Through June 30, 2005	For the Period From April 1, 2005 Through May 19, 2005
Numerator for basic and diluted earnings per share:
(Loss) income from continuing operations	$(4,934)	$(8,924)	$9,609
Income from discontinued operations	—	1,308	117,236
Extraordinary gain on extinguishment of debt	—	—	196,932

Net (loss) income	$(4,934)	$(7,616)	$323,777

Denominator:
Denominator for basic earnings per share -
Weighted average shares outstanding including Class A Warrants	30,986,181	30,520,249	29,904,764
Effect of dilutive securities (computed using the treasury stock method):
Redeemable partnership interest in TER Holdings and Class B Common stock	—	—	13,918,723

Denominator for diluted earnings per share - adjusted weighted-average shares	30,986,181	30,520,249	43,823,487

Basic net (loss) income per share:
Continuing operations	$(0.16)	$(0.29)	$0.32
Discontinued operations	—	0.04	3.92
Extraordinary gain on extinguishment of debt	—	—	6.59

Net (loss) income	$(0.16)	$(0.25)	$10.83

Diluted (loss) income per share:
Continuing operations	$(0.16)	$(0.29)	$0.22
Discontinued operations	—	0.04	2.68
Extraordinary gain on extinguishment of debt	—	—	4.49

Net (loss) income	$(0.16)	$(0.25)	$7.39

	Reorganized Company		Predecessor Company
(in thousands, except share and per share data)	Six Months Ended June 30, 2006	For the Period From May 20, 2005 Through June 30, 2005	For the Period From January 1, 2005 Through May 19, 2005
Numerator for basic and diluted earnings per share:
(Loss) income from continuing operations	$(14,657)	$(8,924)	$(37,296)
Income from discontinued operations	—	1,308	118,748
Extraordinary gain on extinguishment of debt	—	—	196,932

Net (loss) income	$(14,657)	$(7,616)	$278,384

Denominator:
Denominator for basic earnings per share -
Weighted average shares outstanding including Class A Warrants	30,857,259	30,520,249	29,904,764
Effect of dilutive securities (computed using the treasury stock method):
Redeemable partnership interest in TER Holdings and Class B Common stock	—	—	—

Denominator for diluted earnings per share - adjusted weighted-average shares	30,857,259	30,520,249	29,904,764

Basic net (loss) income per share:
Continuing operations	$(0.48)	$(0.29)	$(1.25)
Discontinued operations	—	0.04	3.97
Extraordinary gain on extinguishment of debt	—	—	6.59

Net (loss) income	$(0.48)	$(0.25)	$9.31

Diluted (loss) income per share:
Continuing operations	$(0.48)	$(0.29)	$(1.25)
Discontinued operations	—	0.04	3.97
Extraordinary gain on extinguishment of debt	—	—	6.59

Net (loss) income	$(0.48)	$(0.25)	$9.31

Potentially dilutive common shares excluded from the computation of diluted (loss) earnings per share due to anti-dilution are as follows:

	Reorganized Company		Predecessor Company
(in thousands, except share and per share data)	Three Months Ended June 30, 2006	For the Period From May 20, 2005 Through June 30, 2005	For the Period From April 1, 2005 Through May 19, 2005
Potentially dilutive common shares:
Class B Common stock	9,377,484	9,377,484	—
Ten year warrants	1,446,706	1,446,706	—
Employee stock options	300,000	—	2,474,500

Total	11,124,190	10,824,190	2,474,500

	Reorganized Company		Predecessor Company
(in thousands, except share and per share data)	Six Months Ended June 30, 2006	For the Period From May 20, 2005 Through June 30, 2005	For the Period From January 1, 2005 Through May 19, 2005
Potentially dilutive common shares:
Class B Common stock	9,377,484	9,377,484	13,918,723
Ten year warrants	1,446,706	1,446,706	—
Employee stock options	300,000	—	2,474,500

Total	11,124,190	10,824,190	16,393,223

The minority interest recorded in our statement of operations would be added to our net income to calculate diluted earnings per share should the Class B Common Stock become dilutive.

The shares attributable to our Class A Warrants are considered outstanding for both basic and diluted earnings per share, for all periods from May 20, 2005 through May 20, 2006 (date shares were issued) as there were no events precluding their eventual issuance.

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

In accordance with the provisions of FAS 123R, which we adopted on May 20, 2005, we recorded compensation expense for our stock option and restricted stock awards of $3,002 for the period from January 1, 2006 to June 30, 2006. Such expense is included in general and administrative expenses.

Restricted Stock - At June 30, 2006, we have 375,127 shares of restricted stock issued and outstanding. The remaining unrecognized compensation expense for nonvested restricted stock to be recognized over the remaining contractual life was $4,004. The weighted-average remaining contractual life of outstanding restricted stock grants at June 30, 2006, was 1.3 years.

Stock Options - At June 30, 2006 we have issued 300,000 stock options which vest in 100,000 share increments on July 1, 2008, 2009 and 2010. At June 30, 2006, the remaining unrecognized compensation expense for nonvested stock options to be recognized over the remaining contractual life was $1,968.

(5) Income Taxes

Our income tax provision (benefit) attributable to continuing operations and discontinued operations is as follows:

	Reorganized Company		Predecessor Company
	Three Months Ended June 30, 2006	For the Period From May 20, 2005 Through June 30, 2005	For the Period From April 1, 2005 Through May 19, 2005
Continuing operations	$1,339	$711	$711
Discontinued operations	—	441	20,811

	$1,339	$1,152	$21,522

	Reorganized Company		Predecessor Company
	Six Months Ended June 30, 2006	For the Period From May 20, 2005 Through June 30, 2005	For the Period From January 1, 2005 Through May 19, 2005
Continuing operations	$2,831	$711	$2,074
Discontinued operations	—	441	24,211

	$2,831	$1,152	$26,285

The income tax provision attributable to income (loss) from continuing operations before income taxes is as follows:

	Reorganized Company		Predecessor Company
	Three Months Ended June 30, 2006	For the Period From May 20, 2005 Through June 30, 2005	For the Period From April 1, 2005 Through May 19, 2005
Current - federal	$—	$—	$—
Deferred - federal	—	—	—

Provision for federal income taxes	—	—	—

Current - state	1,289	711	711
Deferred - state	—	—	—

Provision for state income taxes	1,289	711	711

Non-cash charge in lieu of taxes	50	—	—

	$1,339	$711	$711

	Reorganized Company		Predecessor Company
	Six Months Ended June 30, 2006	For the Period From May 20, 2005 Through June 30, 2005	For the Period From January 1, 2005 Through May 19, 2005
Current - federal	$—	$—	$—
Deferred - federal	—	—	—

Provision for federal income taxes	—	—	—

Current - state	2,356	711	2,074
Deferred - state	—	—	—

Provision for state income taxes	2,356	711	2,074

Non-cash charge in lieu of taxes	475	—	—

	$2,831	$711	$2,074

Our current federal income tax provision reflects the utilization of net operating loss carryforwards and our deferred income tax provision reflects the impact of changes to valuation allowances. Predecessor Company net operating losses utilized to offset taxable income of the Reorganized Company are recorded in our provision for income taxes as a non-cash charge in lieu of taxes and as a reduction to goodwill, if available, and then to other intangible assets and additional paid-in-capital to the extent goodwill would be reduced to zero. For the six months ended June 30, 2006, our goodwill has been reduced by $475 for our non-cash charge in lieu of taxes.

Federal and State Income Tax Audits -

Certain of our subsidiaries are currently involved in examinations with the IRS concerning their federal partnership income tax returns for the tax years 2002 through 2004. While any adjustments resulting from this examination could affect their specific state income tax returns, we do not believe that adjustments, if any, will have a material adverse effect on their financial condition or results of operations.

At June 30, 2006, we have accrued $15,900 to reflect Trump Indiana’s expected federal and state income amounts due (including interest) related to Trump Indiana’s IRS audit for the years 1995 through 1997 and the impact on all subsequent years through December 21, 2005, the date of the sale of Trump Indiana to Majestic Star Casino, LLC (“Majestic Star”). In accordance with the terms of our Stock Purchase Agreement with Majestic Star, TER Holdings has assumed the liability for expected federal and state income taxes (including interest) related to Trump Indiana for the tax years 1995 through December 21, 2005. During the quarter ended June 30, 2006 we reached a settlement with the IRS for the years 1995 through 1997. Based upon this settlement, management reduced the estimated accrual by $6,000 for the years 1995 through 1997 and all subsequent years through December 21, 2005 and have reduced goodwill accordingly.

State income taxes for our New Jersey operations are computed under the alternative minimum assessment method. We believe our New Jersey partnerships are exempt from these taxes and, as such, have not remitted payments of the amounts provided. The New Jersey Division of Taxation has issued an assessment to collect the unpaid taxes for the tax years 2002 and 2003. At June 30, 2006, we have accrued $20,700 for taxes and interest relating to this alternative minimum tax assessment for 2002 and 2003, as well as the open years 2004 through June 30, 2006. We are currently in discussions with the New Jersey Division of Taxation regarding settlement of these assessments.

Tax Distributions -

TER Holdings’ partnership agreement requires distributions to its partners, TER and Mr. Trump, sufficient in amount to cover all federal, state and local income taxes incident to their ownership of TER Holdings, including special allocations of income, gains, losses, deductions and credits. TER Holdings made distributions of $3,420 during the six months ended June 30, 2006. In addition, the partnership agreement contains an indemnification clause which may result in additional payments to Mr. Trump upon the disposition of any of our existing casino properties. The amount of these indemnification payments would be sufficient in amount to cover the impact of the disposition on Mr. Trump’s federal, state and local income tax positions up to $100,000 and would only be due if Mr. Trump would not consent to the transaction.

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

Condensed balance sheets as of June 30, 2006 and December 31, 2005 are as follows:

June 30, 2006 (Reorganized Company)
	TER Holdings	Guarantors	Non- Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$77,773	$74,165	$19	$—	$151,957
Restricted cash	46,070	—	—	—	46,070
Other current assets	21,593	72,535	319	(16,554)	77,893

Total current assets	145,436	146,700	338	(16,554)	275,920

Property and equipment, net	2,305	1,482,785	—		1,485,090

Other assets:
Investment in subsidiaries	752,569	—	—	(752,569)	—
Other, net	1,077,614	437,637	—	(1,099,980)	415,271

Total other assets	1,830,183	437,637	—	(1,852,549)	415,271

Total assets	$1,977,924	$2,067,122	$338	$(1,869,103)	$2,176,281

Current liabilities:
Accounts payable	$3,828	$21,193	$476	$—	$25,497
Other current liabilities	31,086	114,962	—	(16,554)	129,494
Current maturities of long-term debt	1,500	18,821	—	—	20,321

Total current liabilities	36,414	154,976	476	(16,554)	175,312

Long-term debt net of current maturities	1,395,980	1,103,052	—	(1,099,980)	1,399,052
Deferred income taxes	—	39,224	—	—	39,224
Other long-term liabilities	225	17,163	—	—	17,388
Partners’ capital (deficit)
Partners’ capital	592,635	728,703	6,617	(735,320)	592,635
Accumulated deficit	(47,330)	24,004	(6,755)	(17,249)	(47,330)

Total partners’capital (deficit)	545,305	752,707	(138)	(752,569)	545,305

Total partners’ capital (deficit) and liabilities	$1,977,924	$2,067,122	$338	$(1,869,103)	$2,176,281

December 31, 2005 (Reorganized Company)
	TER Holdings	Guarantors	Non- Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$131,228	$97,322	$—	$—	$228,550
Restricted cash	45,005	—	—	—	45,005
Other current assets	9,172	66,597	488	(6,719)	69,538

Total current assets	185,405	163,919	488	(6,719)	343,093

Property and equipment, net	666	1,462,476	—		1,463,142

Other assets:
Investment in subsidiaries	742,001	—	—	(742,001)	—
Other, net	1,085,814	437,569	—	(1,100,000)	423,383

Total other assets	1,827,815	437,569	—	(1,842,001)	423,383

Total assets	$2,013,886	$2,063,964	$488	$(1,848,720)	$2,229,618

Current liabilities:
Accounts payable	$10,882	$27,341	$516	$—	$38,739
Other current liabilities	41,676	98,462	—	(6,719)	133,419
Current maturities of long-term debt	1,500	28,507	—	—	30,007

Total current liabilities	54,058	154,310	516	(6,719)	202,165

Long-term debt net of current maturities	1,397,750	1,110,202	—	(1,100,000)	1,407,952
Deferred income taxes	—	39,224	—	—	39,224
Other long-term liabilities	225	18,199	—	—	18,424

Partners’ capital (deficit)
Partners’ capital	590,012	726,632	3,814	(730,446)	590,012
Accumulated deficit	(28,159)	15,397	(3,842)	(11,555)	(28,159)

Total partners’capital (deficit)	561,853	742,029	(28)	(742,001)	561,853

Total partners’ capital (deficit) and liabilities	$2,013,886	$2,063,964	$488	$(1,848,720)	$2,229,618

Condensed statements of operations for the three months ended June 30, 2006, for the six months ended June 30, 2006, for the period from May 20, 2005 to June 30, 2005, for the period from April 1, 2005 to May 19, 2005 and for the period from January 1, 2005 to May 19, 2005 are as follows:

	Three Months Ended June 30, 2006 (Reorganized Company)
	TER Holdings	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Gaming	$—	$272,915	$—	$—	$272,915
Rooms, food, beverage and other	—	59,774	—	—	59,774

	—	332,689	—	—	332,689
Less promotional allowances	—	(76,663)	—	—	(76,663)

Net revenues	—	256,026	—	—	256,026

Costs and expenses:
Gaming	—	122,738	—	—	122,738
Rooms, food, beverage and other	—	18,978	—	—	18,978
General and administrative	7,616	63,825	1,127	—	72,568
Depreciation and amortization	52	17,270	—	—	17,322

	7,668	222,811	1,127	—	231,606

Income (loss) from operations	(7,668)	33,215	(1,127)	—	24,420

Other income (expense):
Interest income	25,217	952	6	(23,274)	2,901
Interest expense	(30,962)	(24,805)	(99)	23,274	(32,592)

	(5,745)	(23,853)	(93)	—	(29,691)

(Loss) income before equity in net income (loss) of consolidated subsidiaries, income taxes, minority interest and discontinued operations	(13,413)	9,362	(1,220)	—	(5,271)
Equity in net income (loss) of consolidated subsidiaries	6,953	—	—	(6,953)	—
Provision for income taxes	—	(1,339)	—	—	(1,339)
Minority Interest	—	—	150	—	150

(Loss) income from continuing operations	(6,460)	8,023	(1,070)	(6,953)	(6,460)
Income from discontinued operations:					—
Trump Indiana	—	—	—	—	—
Provision for income taxes	—	—	—	—	—

Trump Indiana, net of income taxes	—	—	—	—	—
Equity in net income of discontinued operations	—	—	—	—	—

Income from discontinued operations	—	—	—	—	—

Net (loss) income	$(6,460)	$8,023	$(1,070)	$(6,953)	$(6,460)

	Six Months Ended June 30, 2006 (Reorganized Company)
	TER Holdings	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Gaming	$—	$520,859	$—	$—	$520,859
Rooms, food, beverage and other	—	111,221	—	—	111,221

	—	632,080	—	—	632,080
Less promotional allowances	—	(138,456)	—	—	(138,456)

Net revenues	—	493,624	—	—	493,624

Costs and expenses:
Gaming	—	239,197	—	—	239,197
Rooms, food, beverage and other	—	35,704	—	—	35,704
General and administrative	14,926	125,334	1,799	—	142,059
Depreciation and amortization	97	33,835	—	—	33,932

	15,023	434,070	1,799	—	450,892

Income (loss) from operations	(15,023)	59,554	(1,799)	—	42,732

Other income (expense):
Interest income	50,500	1,987	11	(46,649)	5,849
Interest expense	(61,437)	(50,103)	(180)	46,649	(65,071)

	(10,937)	(48,116)	(169)	—	(59,222)

(Loss) income before equity in net income (loss) of consolidated subsidiaries, income taxes, minority interest and discontinued operations	(25,960)	11,438	(1,968)	—	(16,490)
Equity in net income (loss) of consolidated subsidiaries	6,789	—	—	(6,789)	—
Provision for income taxes	—	(2,831)	—	—	(2,831)
Minority Interest	—	—	150	—	150

(Loss) income from continuing operations	(19,171)	8,607	(1,818)	(6,789)	(19,171)
Income from discontinued operations:					—
Trump Indiana	—	—	—	—	—
Provision for income taxes	—	—	—	—	—

Trump Indiana, net of income taxes	—	—	—	—	—
Equity in net income of discontinued operations	—	—	—	—	—

Income from discontinued operations	—	—	—	—	—

Net (loss) income	$(19,171)	$8,607	$(1,818)	$(6,789)	$(19,171)

	For the Period from May 20, 2005 to June 30, 2005 (Reorganized Company)
	TER Holdings	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Gaming	$—	$124,276	$—	$—	$124,276
Rooms, food, beverage and other	—	29,036	—	—	29,036

	—	153,312	—	—	153,312
Less promotional allowances	—	(37,457)	—	—	(37,457)

Net revenues	—	115,855	—	—	115,855

Costs and expenses:
Gaming	—	58,876	—	—	58,876
Rooms, food, beverage and other	—	8,381	—	—	8,381
General and administrative	10,205	27,068	—	—	37,273
Depreciation and amortization	21	5,994	—	—	6,015
Reorganization expense (income) and related costs	1,930	—	—	—	1,930

	12,156	100,319	—	—	112,475

Income (loss) from operations	(12,156)	15,536	—	—	3,380

Other income (expense):
Interest income	13,736	186	—	(13,700)	222
Interest expense	(14,245)	(12,589)	(1,488)	13,700	(14,622)
Other non-operating income (expense)	—	65	—	—	65

	(509)	(12,338)	(1,488)	—	(14,335)

(Loss) income before equity in net income (loss) of consolidated subsidiaries, income taxes and discontinued operations	(12,665)	3,198	(1,488)	—	(10,955)
Equity in net income (loss) of consolidated subsidiaries	999	—	—	(999)	—
Provision for income taxes	—	(711)	—	—	(711)

(Loss) income from continuing operations	(11,666)	2,487	(1,488)	(999)	(11,666)

Income from discontinued operations:					—
Trump Indiana	—	—	2,151	—	2,151
Provision for income taxes	—	—	(441)	—	(441)

Trump Indiana, net of income taxes	—	—	1,710	—	1,710
Equity in net income of discontinued operations	1,710	—	—	(1,710)	—

Income from discontinued operations	1,710	—	1,710	(1,710)	1,710

Net (loss) income	$(9,956)	$2,487	$222	$(2,709)	$(9,956)

	For the Period from April 1, 2005 through May 19, 2005 (Predecessor Company)
	TER Holdings	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Gaming	$—	$141,865	$—	$—	$141,865
Rooms, food, beverage and other	—	31,161	—	—	31,161

	—	173,026	—	—	173,026
Less promotional allowances	—	(42,824)	—	—	(42,824)

Net revenues	—	130,202	—	—	130,202

Costs and expenses:
Gaming	—	66,107	—	—	66,107
Rooms, food, beverage and other	—	9,310	—	—	9,310
General and administrative	2,225	29,461	121	—	31,807
Depreciation and amortization	23	12,721	—	—	12,744
Reorganization expense (income) and related costs	49,319	(80,216)	(740)	—	(31,637)

	51,567	37,383	(619)	—	88,331

Income (loss) from operations	(51,567)	92,819	619	—	41,871

Other income (expense):
Interest income	5	386	19,907	(19,906)	392
Interest expense	(836)	(26,877)	(24,071)	19,906	(31,878)
Other non-operating income (expense)	—	(65)	—	—	(65)

	(831)	(26,556)	(4,164)	—	(31,551)

(Loss) income before equity in net income (loss) of consolidated subsidiaries, income taxes, discontinued operations and extraordinary item	(52,398)	66,263	(3,545)	—	10,320
Equity in net income (loss) of consolidated subsidiaries	258,939	—	—	(258,939)	—
Provision for income taxes	—	(711)	—	—	(711)

Income (loss) from continuing operations	206,541	65,552	(3,545)	(258,939)	9,609
Income from discontinued operations:					—
Trump Indiana	—	—	138,047	—	138,047
Provision for income taxes	—	—	(20,811)	—	(20,811)

Trump Indiana, net of income taxes	—	—	117,236	—	117,236
Equity in net income of discontinued operations	117,236	—	—	(117,236)	—

Income from discontinued operations	117,236	—	117,236	(117,236)	117,236

Income (loss) before extraordinary item	323,777	65,552	113,691	(376,175)	126,845
Extraordinary gain on extinguishment of debt	—	198,884	(1,952)		196,932

Net income (loss)	$323,777	$264,436	$111,739	$(376,175)	$323,777

	For the Period from January 1, 2005 to May 19, 2005 (Predecessor Company)
	TER Holdings	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Gaming	$—	$398,409	$—	$—	$398,409
Rooms, food, beverage and other	—	83,367	—	—	83,367

	—	481,776	—	—	481,776
Less promotional allowances	—	(117,337)	—	—	(117,337)

Net revenues	—	364,439	—	—	364,439

Costs and expenses:
Gaming	—	186,545	—	—	186,545
Rooms, food, beverage and other	—	23,572	—	—	23,572
General and administrative	5,929	87,373	430	—	93,732
Depreciation and amortization	64	35,689	—	—	35,753
Reorganization expense (income) and related costs	49,319	(80,186)	4,900	—	(25,967)

	55,312	252,993	5,330	—	313,635

Income (loss) from operations	(55,312)	111,446	(5,330)	—	50,804

Other income (expense):
Interest income	11	791	56,502	(56,468)	836
Interest expense	(1,841)	(75,767)	(65,722)	56,468	(86,862)
Other non-operating income (expense)	—	—	—	—	—

	(1,830)	(74,976)	(9,220)	—	(86,026)

(Loss) income before equity in net income (loss) of consolidated subsidiaries, income taxes, discontinued operations and extraordinary item	(57,142)	36,470	(14,550)	—	(35,222)
Equity in net income (loss) of consolidated subsidiaries	216,778	—	—	(216,778)	—
Provision for income taxes	—	(2,074)	—	—	(2,074)

Income (loss) from continuing operations	159,636	34,396	(14,550)	(216,778)	(37,296)
Income from discontinued operations:					—
Trump Indiana	—	—	142,959	—	142,959
Provision for income taxes	—	—	(24,211)	—	(24,211)

Trump Indiana, net of income taxes	—	—	118,748	—	118,748
Equity in net income of discontinued operations	118,748	—	—	(118,748)	—

Income from discontinued operations	118,748	—	118,748	(118,748)	118,748

Income (loss) before extraordinary item	278,384	34,396	104,198	(335,526)	81,452
Extraordinary gain on extinguishment of debt	—	198,884	(1,952)	—	196,932

Net income (loss)	$278,384	$233,280	$102,246	$(335,526)	$278,384

Condensed statements of cash flows for the six months ended June 30, 2006, for the period from May 20, 2005 to June 30, 2005 and for the period from January 1, 2005 to May 19, 2005 are as follows:

	Six Months Ended June 30, 2006 (Reorganized Company)
	TER Holdings	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES:	$(42,203)	$50,113	$(1,840)	$—	$6,070

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,550)	(52,673)	—	—	(54,223)
Increase in restricted cash	(1,065)	—	—	—	(1,065)
Investments in and advances from (to) subsidiaries	(4,629)	—	—	4,629	—
Other	—	(6,424)	—	—	(6,424)

Net cash (used in) provided by investing activities	(7,244)	(59,097)	—	4,629	(61,712)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loan	(750)	—	—	—	(750)
Repayment of other long-term debt	—	(17,093)	—	—	(17,093)
Advances of intercompany debt, net	—	1,000	—	(1,000)	—
Contributed capital	—	4,000	1,709	(5,709)	—
Distributions by subsidiaries	—	(2,080)		2,080	—
Partnership distributions	(3,420)	—	—	—	(3,420)
Other	162	—	150	—	312

Net cash (used in) provided by financing activities	(4,008)	(14,173)	1,859	(4,629)	(20,951)

Net (decrease) increase in cash and cash equivalents	(53,455)	(23,157)	19	—	(76,593)
Cash and cash equivalents, beginning of period	131,228	97,322	—	—	228,550

Cash and cash equivalents, end of period	$77,773	$74,165	$19	$—	$151,957

	For the Period from May 20, 2005 through June 30, 2005 (Reorganized Company)
	TER Holdings	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES:	$(105,359)	$27,409	$137	$—	$(77,813)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(22)	(16,749)	(1,045)	—	(17,816)
Investments in and advances from (to) subsidiaries	(12,909)	—	—	12,909	—
Other	—	(1,376)	—	—	(1,376)

Net cash (used in) provided by investing activities	(12,931)	(18,125)	(1,045)	12,909	(19,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from revolving credit facility	10,000				10,000
Borrowings from term loan	150,000				150,000
Repayment of DIP facility, net	(53,958)				(53,958)
Repayment of long-term debt	—	(3,179)	(17)	—	(3,196)
Payment of deferred financing costs	(9,929)	—	—	—	(9,929)
Contributed capital	55,000	9,121	4,599	(13,720)	55,000
Distributions by subsidiaries		(811)		811	—
Cash distributions to noteholders and stockholders	(41,120)	—	—	—	(41,120)

Net cash provided by (used in) financing activities	109,993	5,131	4,582	(12,909)	106,797

Net (decrease) increase in cash and cash equivalents	(8,297)	14,415	3,674	—	9,792
Cash and cash equivalents, beginning of period	13,086	84,147	9,217	—	106,450

Cash and cash equivalents, end of period	$4,789	$98,562	$12,891	$—	$116,242

	For the Period from January 1, 2005 to May 19, 2005 (Predecessor Company)
	TER Holdings	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES:	$(692)	$42,806	$2,415	$—	$44,529

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17)	(36,128)	(2,888)	—	(39,033)
Investments in and advances from (to) subsidiaries	(4,989)	—	—	4,989	—
Other	—	(6,115)	—	—	(6,115)

Net cash (used in) provided by investing activities	(5,006)	(42,243)	(2,888)	4,989	(45,148)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from DIP facility, net	18,172	—	—	—	18,172
Repayment of long-term debt subject to compromise	—	(12,525)	(914)	—	(13,439)
Contributed capital	7,682	5,939	11,891	(25,512)	—
Distributions by subsidiaries	(10,256)	(2,939)	(7,328)	20,523	—
Other	1,650	—	(4,576)	—	(2,926)

Net cash provided by (used in) financing activities	17,248	(9,525)	(927)	(4,989)	1,807

Net increase (decrease) in cash and cash equivalents	11,550	(8,962)	(1,400)	—	1,188
Cash and cash equivalents, beginning of period	1,536	93,110	10,616	—	105,262

Cash and cash equivalents, end of period	$13,086	$84,148	$9,216	$—	$106,450

(7) Commitments and Contingencies

TER Keystone – Keystone Redevelopment Partners, of which TER Keystone is the majority partner, has obtained a letter of credit for $10,000 in connection with the application for a Pennsylvania gaming license. The Keystone Redevelopment partnership has pledged its lease option under its Option Agreement with Hunting Fox Associates I, L.P. as security for this letter of credit. In addition, we have pledged our interest in TER Keystone as additional collateral.

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

NJSEA Subsidy Agreement - On April 12, 2004, the 12 Atlantic City casinos (the “Casinos”), including our Atlantic City properties, executed an agreement (the “NJSEA Subsidy Agreement”) with the New Jersey Sports & Exposition Authority (“NJSEA”) and the CRDA. The NJSEA Subsidy Agreement provides that the Casinos, on a pro rata basis according to their gross revenues, shall: (i) pay $34,000 to the NJSEA in cash in four yearly payments through October 15, 2007, and donate $52,000 to the NJSEA from the regular payment of their CRDA obligations for use by the NJSEA through 2008 to enhance purses, fund breeders awards and establish account wagering at New Jersey horse racing tracks; and (ii) donate $10,000 from the regular payment of their CRDA obligations for use by the CRDA as grants to such other North Jersey projects as the CRDA shall determine. The donation of $62,000 of CRDA obligations is conditioned upon the timely enactment and funding of the Casino Expansion Fund Act, which was enacted effective August 25, 2004, and established the Atlantic City Expansion Fund. The Casino Expansion Fund Act further identifies the casino hotel room occupancy fee as its funding source and directs the CRDA to provide the fund with $62,000 and make that amount available, on a pro rata basis, to each casino licensee for investment. By statute, as amended, as of January 26, 2005, such funds shall be invested in eligible projects in Atlantic City that, if approved by the CRDA by August 25, 2006, would add hotel rooms, retail, dining or non-gaming entertainment venues or other non-gaming amenities including, in certain circumstances, parking spaces or, if approved thereafter, additional hotel rooms. Our Atlantic City properties have estimated their portion of the industry obligation at approximately 23%.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Report contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions, that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

For a more complete description of the risks that may affect our business, see our Annual Report on Form 10-K for the year ended December 31, 2005.

Overview

We own and operate the Trump Taj Mahal Casino Resort, Trump Plaza Hotel and Casino and the Trump Marina Hotel Casino in Atlantic City, New Jersey.

Basis of Presentation

For the purposes of management’s discussion and analysis of financial condition and results of operations, we have combined the period from January 1, 2005 to May 19, 2005 (Predecessor Company) and the period from May 20, 2005 to June 30, 2005 (Reorganized Company) into the six months ended June 30, 2005 and we combined the period from April 1, 2005 to May 19, 2005 (Predecessor Company) and the period from May 20, 2005 to June 30, 2005 (Reorganized Company) into the three months ended June 30, 2005. We believe this combination provides for the best comparison of our operating performance for the respective periods. Differences occurring in the periods which were caused by the financial statements being prepared on different bases of accounting are indicated in the following discussion of our financial condition and results of operations.

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

We achieved a significant increase in financial flexibility and a meaningful reduction in interest expense as a result of our May 20, 2005, debt restructuring and emergence from bankruptcy. Our management has also implemented programs to improve cash flow and will continue to attempt to implement such programs in the upcoming years. These programs include, among others, labor savings through a more efficient management structure and employee scheduling, changes to our marketing programs and better management of our hotel room blocks. Based upon our current implementation of programs to achieve operational improvements in cash flows along with our current and planned capital expenditures, we expect improvement in our cash flows from operations over time resulting in positive cash flows from operations. However, we cannot assure you that these programs will be successful or sustainable.

During the six months ended June 30, 2006 we generated $6.1 million in cash flows from operating activities. For the six months ended June 30, 2005 the Reorganized Company and Predecessor Company used $33.3 million for operating activities including discontinued operations. Due to our reorganization, cash flows from operations between periods are not comparable due to a reduction in interest expense of $36.1 million resulting from our reorganization refinancing. Also effecting comparability is our payment of accounts payable and accrued interest on a current basis following our emergence from Chapter 11.

Cash used for our investing activities, primarily for capital expenditures, during the six months ended June 30, 2006 was $61.7 million compared to $64.3 million used by the Reorganized Company and Predecessor Company during the six months ended June 30, 2005.

During the six months ended June 30, 2006, we used $20.1 million for financing activities primarily to repay $17.1 million of our capital lease obligations and pay $2.7 million in partnership distributions to Mr. Trump. For the six months ended June 30, 2005 the Reorganized Company and Predecessor Company provided $108.6 million from financing activities as a result of our refinancing and emergence from Chapter 11. Due to our reorganization, during 2005, cash flows from financing activities are not comparable between periods.

At June 30, 2006, we had approximately $152.9 million in cash and cash equivalents. Our cash and cash equivalents do not include the $46.1 million in restricted cash and interest from the sale of Trump Indiana.

At June 30, 2006, we had no outstanding borrowings under our Senior Secured Line of Credit and a $148.5 million outstanding term loan under our Credit Facility. We also had outstanding $1,249.0 million of Senior Notes. At June 30, 2006, we had outstanding letters of credit of $50.0 million. As of August 2, 2006, subject to the limitations imposed by our debt to EBITDA ratio, availability under the Credit Facility was approximately $160.0 million. Under the terms of our Credit Facility, we have a $150.0 million term loan facility which will expire if not drawn upon by November 20, 2006. We plan to draw upon this term loan prior to its expiration to fund our hotel construction at the Taj Mahal.

In order to increase the competitiveness of our casino properties, we have made significant capital expenditures to renovate, re-theme and expand our casinos and plan to make additional expenditures in the future. For example, we have commenced a $110 million capital improvement program to re-theme and update our three casino properties. In addition, we began construction on an approximately $250 million new 800-room hotel tower and connecting structure to expand our existing facility at the Trump Taj Mahal. Completion of this new hotel tower is expected to take approximately two years. Additionally, we have embarked on a recurring maintenance capital program. Capital expenditures toward these projects in 2006 for the remaining six months of 2006 are expected to be as follows:

Re-theming and renovation capital	$75 to $80 million
New Taj Mahal tower	$25 to $30 million
Maintenance capital	$45 to $50 million

2006 estimated range	$145 to $160 million

In addition, we seek investment opportunities from time to time to expand our business beyond our existing properties. For instance, in December 2005, we, together with a joint venture partner, applied for a casino slot license at a site in Philadelphia, Pennsylvania. Should we be successful, our current plans are to build a permanent casino project at a cost of approximately $350 million.

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

Under the terms of the Credit Facility, we are subject to certain affirmative and negative covenants, including limitations on liens, incurrence of indebtedness, mergers, sales of assets, investments, restricted payments, capital expenditures, agreements with affiliates, our activities and amendment of the indenture governing the Senior Notes, among other limitations. In addition, we must comply with certain financial covenants, including the ratio of consolidated indebtedness to EBITDA, consolidated first lien debt to EBITDA and EBITDA to cash interest expense. We were in compliance with such covenants as of June 30, 2006.

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

Results of Operations: Operating Revenues and Expenses

Our primary business activities are conducted by Trump Taj Mahal, Trump Plaza and Trump Marina.

The following tables include selected data of our casino properties (in millions).

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Gaming revenues
Trump Taj Mahal	$132.1	$123.7	$253.1	$246.4
Trump Plaza	76.9	77.0	144.3	147.9
Trump Marina	64.0	65.4	123.5	128.4

Total	$273.0	$266.1	$520.9	$522.7

Net revenues
Trump Taj Mahal	$125.3	$114.5	$242.6	$227.1
Trump Plaza	70.0	70.0	133.4	133.9
Trump Marina	60.7	61.6	117.6	119.3

Total	$256.0	$246.1	$493.6	$480.3

Income (loss) from operations
Trump Taj Mahal	$19.8	$118.9	$36.5	$129.8
Trump Plaza	4.7	23.4	7.7	26.0
Trump Marina	8.7	(33.9)	15.3	(28.8)
Corporate and other	(8.8)	(63.1)	(16.8)	(72.8)

Total	$24.4	$45.3	$42.7	$54.2

Depreciation and amortization (1)
Trump Taj Mahal	$8.5	$10.0	$16.9	$22.3
Trump Plaza	5.2	4.5	9.8	9.8
Trump Marina	3.6	4.2	7.1	9.6
Corporate and other	—	0.1	0.1	0.1

Total	$17.3	$18.8	$33.9	$41.8

Reorganization expense (income) and other related expenses
Trump Taj Mahal	$—	$(104.8)	$—	$(104.8)
Trump Plaza	—	(17.4)	—	(17.4)
Trump Marina	—	42.0	—	42.0
Corporate and other	—	50.5	—	56.2

	$—	$(29.7)	$—	$(24.0)

(1)	Depreciation and amortization for periods after May 19, 2005 reflect an overall reduction due to the write-down of property and equipment to its appraised value in conjunction with our fresh-start accounting on May 20, 2005.

Comparison of Three-Month Periods Ended June 30, 2006 and 2005.

Each of our properties’ operating results were as follows:

Trump Taj Mahal – Net revenues increased by $10.8 million or 9.5%, to $125.3 million primarily as a result of increased gaming revenues of $8.4 million and decreases in promotional allowances of $0.5 million. Our revenues reflect year over year improvement in all areas of operations. Before consideration of reorganization income of $104.8 million recorded in 2005, our operating expenses increased by $5.1 million, comprised of increases in general and administrative expenses of $4.4 million and increases in all other expenses of $2.2 million, offset by a $1.5 million decrease in depreciation primarily due to the write-down of net fixed assets by $49.4 million during 2005 to reflect fresh-start accounting. Significant components of our increase in general and administrative costs included increases in insurance of $1.2 million, entertainment of $0.9 million, incentive compensation of $0.7 million and advertising of $0.4 million. The increase in our other expenses of $2.1 million primarily relates to increases in our rooms and food and beverage costs relating to our overall increase in the related revenues.

Trump Plaza- Overall gaming revenues remained stable at $76.9 million vs. $77.0 million while total revenues declined by $1.9 million. The decrease in total revenues was primarily a result of a $0.9 million decrease in food and beverage revenues due to the closure of our main twenty-four hour restaurant for remodeling and $0.5 million as a result of reduced entertainment and other revenues. This restaurant reopened during the second quarter. While total revenues decreased by $1.9 million, our net revenues remained stable at $70.0 million due to a decrease in our promotional allowances of $1.9 million resulting from reductions in our slot coin marketing offers and reductions in complimentary rooms and food and beverages provided to our customers. Before consideration of reorganization income of $17.4 million recorded in 2005, our costs and expenses increased by $1.2 million due to increased advertising by $0.4 million, severance cost of $0.5 million and $0.3 million in other expenses.

Trump Marina – A decrease in gaming revenues of $1.4 million, or 2.3%, and a decrease in food and beverage revenues of $0.8 million were partially offset by a decrease in promotional allowances of $1.2 million resulting in a reduction in net revenues of $0.9 million, or 1.4%, to $60.7 million. The decrease in gaming revenues is due primarily to a decrease in slot revenues of $2.2 million as a result of the impact of planned reductions in slot coin marketing offers offset by an increase in table games revenues of $0.8 million. The decrease in our promotional allowances was a result of a $0.5 million reduction in our slot coin marketing offers and a $0.7 million decrease in promotional food and beverage coupons. Before consideration of reorganization expenses of $42.0 million recorded in 2005, our costs and expenses decreased by $1.5 million due to reductions in payroll expenses of $0.5 million, decreases in depreciation expense of $0.6 million and net reductions in other costs.

Corporate and Other – Before consideration of fresh-start accounting expenses of $50.5 million and a charge of $8.0 million related to 10 year warrants issued to Mr. Trump in connection with a services agreement during the three months ended June 30, 2005, corporate and other expenses increased by approximately $4.2 million. This increase is due primarily to $1.4 million for stock based compensation expense under FAS 123R, $1.9 million for legal and development costs and $0.9 million for other corporate expenses.

Our other overall costs were as follows:

Interest Income – Interest income increased by approximately $2.3 million from the comparable period in 2005. This increase reflects income from our invested cash and cash equivalents which have increased following our sale of Trump Indiana in December 2005.

Interest Expense – Interest expense decreased by approximately $13.9 million, or 29.9%, from the comparable period in 2005. The decrease in interest expense was due to the reorganization of our long-term debt which resulted in lower principal amounts due and significantly reduced interest rates.

Minority Interest – Following reorganization, minority interest for the reorganized company represents the 23.5% limited partnership interest in TER Holdings owned directly and indirectly by Mr. Trump. Our minority interest expense from continuing operations reflects the benefit of $1.5 million for the proportionate share of loss attributable to Mr. Trump’s interest in TER Holdings and $0.2 million for other minority interests in TER Holdings subsidiaries.

Provision for Income Taxes – Our provision for income taxes on continuing operations reflects an expense for state income taxes of $1.3 million in 2006 compared to $1.4 million in 2005. These provisions are primarily for state income taxes with 2006 including a non-cash charge in lieu of taxes of $0.1 million.

Discontinued Operations – Income from discontinued operations for the three months ended June 30, 2005, includes income from our Trump Indiana riverboat casino sold in December 2005. The income from Trump Indiana for the three months ended June 30, 2005, includes $134.8 million in reorganization income and related costs. The tax provision for discontinued operations for the three months ended June 30, 2005, includes a $20.0 million provision for state and federal taxes relating to audits of our income tax returns.

Comparison of Six-Month Periods Ended June 30, 2006 and 2005.

Each of our properties’ operating results were as follows:

Trump Taj Mahal – Net revenues increased by $15.5 million or 6.9%, to $242.6 million as a result of increases in our total revenues of $10.0 million and decreases in promotional allowances of $5.5 million due to changes in our marketing programs. Our revenues reflect year over year improvement in all areas of operations including increases in gaming revenues of $6.7 million, rooms revenues of $1.4 million, food and beverage revenues of $1.1 million and other revenues of $0.8 million. Before consideration of reorganization income of $104.8 million recorded in

2005, our operating expenses increased by $4.1 million, comprised of increases in general and administrative expenses of $6.9 million and increases in all other expenses of $2.5 million, offset by a $5.3 million decrease in depreciation due to the write-down of net fixed assets by $49.4 million during 2005 to reflect fresh-start accounting. Significant components of our increase in general and administrative costs included increases in insurance of $1.4 million, utilities of $1.1 million, entertainment of $0.9 million, incentive compensation of $0.7 million and advertising of $0.5 million. The increase in our other expenses of $2.5 million primarily relate to increases in our rooms and food and beverage costs relating to our increase in the related revenues.

Trump Plaza- A decrease in gaming revenues of $3.6 million, or 2.4%, resulted in a decrease in net revenues of $0.5 million to $133.4 million. This decrease in casino revenues is due primarily to a decrease in slot revenues of $4.4 million, offset by an increase in table revenues of $0.8 million as a result of anticipated disruptions from renovations to the casino and the impact of planned reductions in slot coin marketing offers. Promotional allowances decreased by $6.5 million to $42.0 million including a decrease in slot coin marketing offers of $2.6 million and a reduction in complimentary rooms of $1.5 million. The remaining decrease in promotional allowances reflects reductions in food and beverage revenues and other revenues provided to customers on a complimentary basis. Before consideration of reorganization income of $17.4 million recorded in 2005, our costs and expenses increased by $0.3 million. While we have increased our advertising by $0.3 million and have incurred severance charges of $0.5 million, changes in the management of our operations, including reductions in expenses corresponding to reductions in complimentary rooms and food and beverages, along with reductions in the number of employees, have contributed to expense reductions resulting in a $0.3 million net increase in our operating expenses.

Trump Marina – A decrease in gaming revenues of $4.9 million, or 3.9%, and a decrease in food and beverage revenues of $1.4 million were partially offset by a decrease in promotional allowances of $4.3 million resulting in a reduction in net revenues of $1.7 million, or 1.4%, to $117.6 million. The decrease in gaming revenues is due primarily to a decrease in slot revenues of $6.2 million as a result of the impact of planned reductions in slot coin marketing offers offset by an increase in table games revenues of $1.3 million. The decrease in our promotional allowances was primarily a result of a $2.5 million reduction in our slot coin marketing offers and a $1.3 million decrease in promotional food and beverage coupons. Before consideration of reorganization expenses of $42.0 million recorded in 2005, our costs and expenses decreased by $3.9 million due to reductions in payroll expenses of $0.8 million, decreases in depreciation expense of $2.5 million and net reductions in other costs.

Corporate and Other – Before consideration of fresh-start accounting expenses of $56.2 million and a charge of $8.0 million relating to 10 year warrants issued to Mr. Trump in connection with a services agreement during the six months ended June 30, 2005, corporate and other expenses increased by approximately $8.2 million. This increase is due primarily to $1.1 million in increased payroll costs, $2.8 million for stock based compensation expense under FAS 123R, $3.1 million for legal and development costs and $1.2 million for other corporate expenses.

Our other overall costs were as follows:

Interest Income - Interest income increased by approximately $4.8 million from the comparable period in 2005. This increase reflects income from our invested cash and cash equivalents which have increased following our sale of Trump Indiana in December 2005.

Interest Expense - Interest expense decreased by approximately $36.4 million, or 35.9%, from the comparable period in 2005. The decrease in interest expense was due to our reorganization of our long-term debt which resulted in lower principal amounts due and the associated significantly reduced interest rates.

Minority Interest – Following reorganization, minority interest for the reorganized company represents the 23.5% limited partnership interest in TER Holdings owned directly and indirectly by Mr. Trump. Our minority interest expense from continuing operations reflects the benefit of $4.5 million for the proportionate share of loss attributable to Mr. Trump’s interest in TER Holdings and $0.2 million for other minority interests in TER Holdings subsidiaries.

Provision for Income Taxes – Our provision for income taxes on continuing operations reflects an expense for income taxes of $2.8 million for both six month periods. These provisions are primarily for state income taxes with 2006 including a non-cash charge in lieu of taxes of $0.5 million.

Discontinued Operations – Income from discontinued operations for the six months ended June 30, 2005, includes income from our Trump Indiana riverboat casino sold in December 2005. The income from Trump Indiana for the six months ended June 30, 2005 includes $134.8 million in reorganization income and related costs. The tax provision for discontinued operations for the six months ended June 30, 2005, includes a $20.0 million provision for state and federal taxes relating to audits of our income tax returns.

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

Goodwill - We have approximately $230.1 million of goodwill recorded on our balance sheet at June 30, 2006. We regularly evaluate our businesses for potential impairment indicators. Additionally, we perform impairment testing at least annually. Our judgments regarding the existence of impairment indicators are based on, among other things, the regulatory and competitive status and operational performance of each of our businesses. Future events, such as the failure to meet or exceed our operating plans, increased competition or the enactment of increased gaming or tax rates, could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Property and Equipment - Our operations are capital intensive and we make capital investments at each of our properties in the form of maintenance capital and, from time to time, expansion and product enhancement capital. At June 30, 2006, we have approximately $1,485.1 million of net property and equipment recorded on our balance sheet. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimates of the useful lives are based on the nature of the assets as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates and commodity rates. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We attempt to manage our interest rate risk by managing the mix of our long-term fixed rate and variable rate borrowings.

At June 30, 2006, long-term fixed rate borrowings represented approximately 89% of our total borrowings.

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

(b) Changes in Internal Controls Over Financial Reporting. There were no changes in our internal controls over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A reference is made to the information contained in Note 8 of our unaudited condensed consolidated financial statements included herein, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on April 27, 2006. At the meeting, the stockholders voted on matters as follows:

Election of Class II Board of Directors –

	Votes For	Votes Withheld
Cezar M. Froelich	30,428,568	161,270
Michael A. Kramer	28,435,709	2,155,129
Don M. Thomas	30,411,519	178,319

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Option Agreement dated as of July 7, 2006, by and between Keystone Redevelopment Partners, LLC and Tasty Baking Company

31.1	Certification by the Chief Executive Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Financial Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUMP ENTERTAINMENT RESORTS, INC. (Registrant)

Date: August 9, 2006	By:	/s/ DALE R. BLACK
Dale R. Black Executive Vice President and Chief Financial Officer of Trump Entertainment Resorts, Inc.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P. (Registrant)

	By:	TRUMP ENTERTAINMENT RESORTS, INC.,
its general partner

Date: August 9, 2006	By:	/s/ DALE R. BLACK
Dale R. Black Executive Vice President and Chief Financial Officer of Trump Entertainment Resorts, Inc.

TRUMP ENTERTAINMENT RESORTS FUNDING, INC. (Registrant)

Date: August 9, 2006	By:	/s/ DALE R. BLACK
Dale R. Black Executive Vice President and Chief Financial Officer of Trump Entertainment Resorts, Inc.

EXHIBIT INDEX

Exhibit No.	Exhibits
10.1	Option Agreement dated as of July 7, 2006, by and between Keystone Redevelopment Partners, LLC and Tasty Baking Company

31.1	Certification by the Chief Executive Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Financial Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002