Form 10-Q
period 2006-09-30
TRUMP ENTERTAINMENT RESORTS, INC.; TRUMP ENTERTAINMENT RESORTS FUNDING INC; TRUMP ENTERTAINMENT RESORTS HOLDINGS LP
filed 2006-11-08
CIK 943320, 943323, 943322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of November 6, 2006, there were 30,990,902 shares of common stock and 900 shares of class B common stock (having a voting equivalency of 9,377,484 shares of common stock) of Trump Entertainment Resorts, Inc. outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	Reorganized Company
	September 30, 2006	December 31, 2005
	(unaudited)
Current assets:
Cash and cash equivalents	$161,252	$228,554
Restricted cash	27,327	45,005
Accounts receivable, net	41,679	36,024
Accounts receivable, other	10,724	9,716
Inventories	10,844	10,716
Deferred income taxes	2,289	2,289
Prepaid expenses and other current assets	17,707	12,178

Total current assets	271,822	344,482

Net property and equipment	1,505,362	1,463,142

Other assets:
Intangible assets, net	205,089	206,345
Goodwill	228,536	238,045
Deferred financing costs, net	18,591	20,725
Other assets, net	62,786	57,024

Total other assets	515,002	522,139

Total assets	$2,292,186	$2,329,763

Current liabilities:
Accounts payable	$19,173	$38,739
Accrued payroll and related expenses	28,737	26,553
Income taxes payable	24,715	36,765
Partnership distribution payable	340	3,041
Accrued interest payable	40,441	11,517
Self-insurance reserves	13,639	12,398
Other current liabilities	40,592	43,145
Current maturities of long-term debt	15,753	30,007

Total current liabilities	183,390	202,165

Long-term debt, net of current maturities	1,397,535	1,407,952
Deferred income taxes	144,352	144,352
Other long-term liabilities	17,151	18,428
Minority interest	128,063	129,708

Stockholders’ equity:
Preferred stock, $1 par value; 1,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $.001 par value; 75,000,000 shares authorized, 30,952,329 and 27,177,696 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	31	27
Class B Common stock, $0.001 par value; 1,000 shares authorized, 900 shares issued and outstanding	—	—
Additional paid-in capital	457,016	453,659
Accumulated deficit	(35,352)	(26,528)

Total stockholders’ equity	421,695	427,158

Total liabilities and stockholders’ equity	$2,292,186	$2,329,763

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except share and per share data)

	Reorganized Company
	Three Months Ended September 30,
	2006	2005
Revenues:
Gaming	$301,781	$290,104
Rooms	22,811	21,278
Food and beverage	37,594	34,992
Other	15,999	13,802

	378,185	360,176
Less promotional allowances	(89,817)	(82,909)

Net revenues	288,368	277,267

Costs and expenses:
Gaming	135,577	129,747
Rooms	7,901	7,141
Food and beverage	11,936	11,913
Selling, general and administrative	73,552	73,307
Selling, general and administrative-related party	610	508
Depreciation and amortization	17,814	16,244
Reorganization expense and related costs	—	5,741

	247,390	244,601

Income from operations	40,978	32,666

Non-operating income (expense):
Interest income	2,490	696
Interest expense	(33,029)	(32,735)

	(30,539)	(32,039)

Income before income taxes, minority interest and discontinued operations	10,439	627
Provision for income taxes	(2,756)	(2,335)
Minority interest	(1,850)	402

Income (loss) from continuing operations	5,833	(1,306)

Income from discontinued operations:
Trump Indiana	—	6,786
Provision for income taxes	—	(851)
Minority interest	—	(1,395)

Income from discontinued operations	—	4,540

Net income	$5,833	$3,234

Continuing operations	$0.19	$(0.05)
Discontinued operations	—	0.17

Basic net income per share	$0.19	$0.12

Continuing operations	$0.19	$(0.05)
Discontinued operations	—	0.17

Diluted net income per share	$0.19	$0.12

Weighted average shares outstanding:
Basic	30,977,329	27,064,819
Diluted	40,360,777	27,064,819

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share and per share data)

	Reorganized Company		Predecessor Company
	Nine Months Ended September 30, 2006	For the Period From May 20, 2005 Through September 30, 2005	For the Period From January 1, 2005 Through May 19, 2005
	(unaudited)	(unaudited)
Revenues:
Gaming	$822,640	$414,380	$398,409
Rooms	59,044	30,006	26,360
Food and beverage	94,785	50,232	44,198
Other	33,796	18,870	12,809

	1,010,265	513,488	481,776
Less promotional allowances	(228,273)	(120,366)	(117,337)

Net revenues	781,992	393,122	364,439

Costs and expenses:
Gaming	374,774	188,623	186,545
Rooms	23,273	10,319	9,805
Food and beverage	32,268	17,116	13,767
Selling, general and administrative	214,291	102,195	92,957
Selling, general and administrative-related party	1,930	8,893	775
Depreciation and amortization	51,746	22,259	35,753
Reorganization expense (income) and related costs	—	7,671	(25,967)

	698,282	357,076	313,635

Income from operations	83,710	36,046	50,804

Non-operating income (expense):
Interest income	8,348	918	836
Interest expense	(98,100)	(47,357)	(86,862)
Other non-operating income, net	—	65	—

	(89,752)	(46,374)	(86,026)

Loss before income taxes, minority interest, discontinued operations and extraordinary item	(6,042)	(10,328)	(35,222)
Provision for income taxes	(5,587)	(3,046)	(2,074)
Minority interest	2,805	3,144	—

Loss from continuing operations	(8,824)	(10,230)	(37,296)

Income from discontinued operations:
Trump Indiana	—	8,937	142,959
Provision for income taxes	—	(1,292)	(24,211)
Minority interest	—	(1,797)	—

Income from discontinued operations	—	5,848	118,748

(Loss) income before extraordinary item	(8,824)	(4,382)	81,452
Extraordinary gain on extinguishment of debt	—	—	196,932

Net (loss) income	$(8,824)	$(4,382)	$278,384

Continuing operations	$(0.29)	$(0.38)	$(1.25)
Discontinued operations	—	0.22	3.97
Extraordinary gain on extinguishment of debt	—	—	6.59

Basic net (loss) income per share	$(0.29)	$(0.16)	$9.31

Continuing operations	$(0.29)	$(0.38)	$(1.25)
Discontinued operations	—	0.22	3.97
Extraordinary gain on extinguishment of debt	—	—	6.59

Diluted net (loss) income per share	$(0.29)	$(0.16)	$9.31

Weighted average shares outstanding:
Basic	30,897,495	27,052,393	29,904,764
Diluted	30,897,495	27,052,393	29,904,764

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share data)

	Shares	Common Stock	Shares	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Reorganized Company:
Balance, December 31, 2005	27,177,696	$27	900	$—	$453,659	$(26,528)	$427,158
Warrants converted	3,377,553	3	—	—	(3)	—	—
Stock-based compensation expense, net of minority interest of $989	—	—	—	—	3,220	—	3,220
Issuance of restricted stock, net	433,889	1	—	—	(1)	—	—
Other	(36,809)	—	—	—	141	—	141
Net loss	—	—	—	—	—	(8,824)	(8,824)

Balance, September 30, 2006	30,952,329	$31	900	$—	$457,016	$(35,352)	$421,695

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Reorganized Company		Predecessor Company
	Nine Months Ended September 30, 2006	For the Period From May 20, 2005 Through September 30, 2005	For the Period From January 1, 2005 Through May 19, 2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(8,824)	$(4,382)	$278,384
Adjustments to reconcile net (loss) income to net cash flows provided by (used in) operating activities:
Non-cash reorganization (income) expense, net	—	—	(210,117)
Deferred and non-cash charge in lieu of income taxes	2,075	20,000	—
Minority interest in net (loss)	(2,805)	(1,347)	—
Extraordinary gain on extinguishment of debt	—	—	(196,932)
Depreciation and amortization	51,746	24,931	38,486
Amortization of deferred financing costs	1,954	974	665
Provisions for losses on receivables	3,753	837	1,445
Stock-based compensation expense	4,209	—	—
Valuation allowance - CRDA investments	3,396	1,785	1,757
Compensatory stock warrants	—	8,000	—
Other	(644)	1,528	755
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(10,164)	485	546
(Increase) decrease in inventories	(128)	161	(485)
Increase in other current assets	(5,529)	(5,290)	(2,143)
Decrease (increase) in other assets	763	(2,662)	(842)
Decrease in due to affiliates, net	—	(663)	(538)
(Decrease) increase in accounts payable, accrued expenses and other current liabilities	(24,379)	(41,842)	60,847
Increase (decrease) in accrued interest payable	28,924	(45,342)	68,866
(Decrease) increase in other long-term liabilities	(1,277)	(4,586)	3,835

Net cash flows provided by (used in) operating activities including discontinued operations	43,070	(47,413)	44,529

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(91,377)	(37,784)	(39,033)
Decrease in restricted cash	17,678	—	—
Purchases of CRDA investments, net	(9,921)	(3,785)	(6,115)
Other	—	1,426	—

Net cash flows used in investing activities	(83,620)	(40,143)	(45,148)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from revolving credit facility, net	—	28,700	—
Borrowings from term loan	—	150,000	—
Repayments of term loan	(1,125)	(375)	—
Borrowings from (repayment of) DIP facility, net	—	(53,958)	18,172
Repayment of other long-term debt	(22,803)	(11,779)	—
Repayment of long-term debt subject to compromise	—	—	(13,439)
Payment of deferred financing costs	(597)	(10,538)	(2,926)
Contributed capital from reorganization	—	55,000	—
Cash distributions to noteholders and stockholders	—	(41,120)	—
Partnership distributions	(2,680)	—	—
Other	453	—	—

Net cash flows (used in) provided by financing activities	(26,752)	115,930	1,807

Net (decrease) increase in cash and cash equivalents	(67,302)	28,374	1,188
Cash and cash equivalents at beginning of period	228,554	106,454	105,266

Cash and cash equivalents at end of period	$161,252	$134,828	$106,454

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$67,780	$77,269	$16,129
Cash paid for income taxes	525	19,225	6,014
Equipment purchased under capital leases	277	10,270	122
Debt of Reorganized Company issued in exchange for debt and accrued interest of Predecessor Company	(1,020)	1,250,000	—
Stock and minority interest of Reorganized Company issued in exchange for debt and accrued interest of Predecessor Company	—	527,300	—

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	Reorganized Company
	September 30, 2006	December 31, 2005
	(unaudited)
Current assets:
Cash and cash equivalents	$160,349	$228,550
Restricted cash	27,327	45,005
Accounts receivable, net	41,679	36,024
Accounts receivable, other	10,724	9,716
Inventories	10,844	10,716
Deferred income taxes	904	904
Prepaid expenses and other current assets	17,707	12,178

Total current assets	269,534	343,093

Net property and equipment	1,505,362	1,463,142

Other assets:
Intangible assets, net	205,089	206,345
Goodwill	129,980	139,289
Deferred financing costs, net	18,591	20,725
Other assets, net	62,786	57,024

Total other assets	416,446	423,383

Total assets	$2,191,342	$2,229,618

Current liabilities:
Accounts payable	$19,173	$38,739
Accrued payroll and related expenses	28,737	26,553
Income taxes payable	24,715	36,765
Accrued partner distributions	340	3,041
Accrued interest payable	40,441	11,517
Self-insurance reserves	13,639	12,398
Other current liabilities	40,592	43,145
Current maturities of long-term debt	15,753	30,007

Total current liabilities	183,390	202,165

Long-term debt, net of current maturities	1,397,535	1,407,952
Deferred income taxes	39,224	39,224
Other long-term liabilities	17,147	18,424

Partners’ capital
Partners’ capital	593,502	590,012
Accumulated deficit	(39,456)	(28,159)

Total partners’ capital	554,046	561,853

Total liabilities and partners’ capital	$2,191,342	$2,229,618

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands)

	Reorganized Company
	Three Months Ended September 30,
	2006	2005
Revenues:
Gaming	$301,781	$290,104
Rooms	22,811	21,278
Food and beverage	37,594	34,992
Other	15,999	13,802

	378,185	360,176
Less promotional allowances	(89,817)	(82,909)

Net revenues	288,368	277,267

Costs and expenses:
Gaming	135,577	129,747
Rooms	7,901	7,141
Food and beverage	11,936	11,913
Selling, general and administrative	73,552	73,307
Selling, general and administrative-related party	610	508
Depreciation and amortization	17,814	16,244
Reorganization expense and related costs	—	5,741

	247,390	244,601

Income from operations	40,978	32,666

Non-operating income (expense):
Interest income	2,481	696
Interest expense	(33,029)	(32,735)

	(30,548)	(32,039)

Income before income taxes and discontinued operations	10,430	627
Provision for income taxes	(2,556)	(2,335)

Income (loss) from continuing operations	7,874	(1,708)

Income from discontinued operations:
Trump Indiana	—	6,786
Provision for income taxes	—	(851)

Income from discontinued operations	—	5,935

Net income	$7,874	$4,227

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands)

	Reorganized Company		Predecessor Company
	Nine Months Ended September 30, 2006	For the Period From May 20, 2005 Through September 30, 2005	For the Period From January 1, 2005 Through May 19, 2005
Revenues:
Gaming	$822,640	$414,380	$398,409
Rooms	59,044	30,006	26,360
Food and beverage	94,785	50,232	44,198
Other	33,796	18,870	12,809

	1,010,265	513,488	481,776
Less promotional allowances	(228,273)	(120,366)	(117,337)

Net revenues	781,992	393,122	364,439

Costs and expenses:
Gaming	374,774	188,623	186,545
Rooms	23,273	10,319	9,805
Food and beverage	32,268	17,116	13,767
Selling, general and administrative	214,291	102,195	92,957
Selling, general and administrative-related party	1,930	8,893	775
Depreciation and amortization	51,746	22,259	35,753
Reorganization expense (income) and related costs	—	7,671	(25,967)

	698,282	357,076	313,635

Income from operations	83,710	36,046	50,804

Non-operating income (expense):
Interest income	8,330	918	836
Interest expense	(98,100)	(47,357)	(86,862)
Other non-operating income, net	—	65	—

	(89,770)	(46,374)	(86,026)

Loss before income taxes, minority interest, discontinued operations and extraordinary item	(6,060)	(10,328)	(35,222)
Provision for income taxes	(5,387)	(3,046)	(2,074)
Minority interest	150	—	—

Loss from continuing operations	(11,297)	(13,374)	(37,296)

Income from discontinued operations:
Trump Indiana	—	8,937	142,959
Provision for income taxes	—	(1,292)	(24,211)

Income from discontinued operations	—	7,645	118,748

(Loss) income before extraordinary item	(11,297)	(5,729)	81,452
Extraordinary gain on extinguishment of debt	—	—	196,932

Net (loss) income	$(11,297)	$(5,729)	$278,384

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(unaudited)

(dollars in thousands)

	Partners’ Capital	Accumulated Deficit	Total Partners’ Capital
Reorganized Company:
Balance, December 31, 2005	$590,012	$(28,159)	$561,853
Stock-based compensation expense	4,209	—	4,209
Partnership distributions	(719)		(719)
Net loss	—	(11,297)	(11,297)

Balance, September 30, 2006	$593,502	$(39,456)	$554,046

See accompanying notes to consolidated financial statements

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Reorganized Company		Predecessor Company
	Nine Months Ended September 30, 2006	For the Period From May 20, 2005 Through September 30, 2005	For the Period From January 1, 2005 Through May 19, 2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(11,297)	$(5,729)	$278,384
Adjustments to reconcile net (loss) income to net cash flows provided by (used in) operating activities:
Non-cash reorganization (income) expense, net	—	—	(210,117)
Deferred and non-cash charge in lieu of income taxes	1,875	20,000	—
Minority interest in net (loss) income	(150)	—	—
Extraordinary gain on extinguishment of debt	—	—	(196,932)
Depreciation and amortization	51,746	24,931	38,486
Amortization of deferred financing costs	1,954	974	665
Provisions for losses on receivables	3,753	837	1,445
Stock-based compensation expense	4,209	—	—
Valuation allowance - CRDA investments	3,396	1,785	1,757
Compensatory stock warrants	—	8,000	—
Other	(644)	1,528	755
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(10,164)	485	546
(Increase) decrease in inventories	(128)	161	(485)
Increase in other current assets	(5,529)	(5,290)	(2,143)
Decrease (increase) in other assets	763	(2,662)	(842)
Decrease in due to affiliates, net	—	(663)	(538)
(Decrease) increase in accounts payable, accrued expenses and other current liabilities	(24,379)	(41,838)	60,847
Increase (decrease) in accrued interest payable	28,924	(45,342)	68,866
(Decrease) increase in other long-term liabilities	(1,277)	(4,590)	3,835

Net cash flows provided by (used in) operating activities including discontinued operations	43,052	(47,413)	44,529

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(91,377)	(37,784)	(39,033)
Decrease in restricted cash	17,678	—	—
Purchases of CRDA investments, net	(9,921)	(3,785)	(6,115)
Other	—	1,426	—

Net cash flows used in investing activities	(83,620)	(40,143)	(45,148)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from revolving credit facility, net	—	28,700	—
Borrowings from term loan	—	150,000	—
Repayments of term loan	(1,125)	(375)	—
Repayment of (borrowings from) DIP facility, net	—	(53,958)	18,172
Repayment of other long-term debt	(22,803)	(11,779)	—
Repayment of long-term debt subject to compromise	—	—	(13,439)
Payment of deferred financing costs	(597)	(10,538)	(2,926)
Contributed capital from reorganization	—	55,000	—
Partnership distributions	(3,420)	—	—
Cash distributions to noteholders and stockholders	—	(41,120)	—
Other	312	—	—

Net cash flows (used in) provided by financing activities	(27,633)	115,930	1,807

Net (decrease) increase in cash and cash equivalents	(68,201)	28,374	1,188
Cash and cash equivalents at beginning of period	228,550	106,450	105,262

Cash and cash equivalents at end of period	$160,349	$134,824	$106,450

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$67,780	$77,269	$16,129
Cash paid for income taxes	525	19,225	6,014
Equipment purchased under capital leases	277	10,270	122
Debt of Reorganized Company issued in exchange for debt and accrued interest of Predecessor Company	(1,020)	1,250,000	—
Stock and minority interest of Reorganized Company issued in exchange for debt and accrued interest of Predecessor Company	—	527,300	—

See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands, except share and per share data)

(1) Organization, Reorganization and Emergence from Chapter 11

Organization - The accompanying consolidated financial statements include those of Trump Entertainment Resorts, Inc. (“TER,” formerly Trump Hotels & Casino Resorts, Inc.), a Delaware corporation, its majority-owned subsidiary, Trump Entertainment Resorts Holdings, L.P. (“TER Holdings,” formerly Trump Hotels & Casino Resorts Holdings, L.P. “THCR”), a Delaware limited partnership, and their respective subsidiaries. Except where otherwise noted, the words “we,” “us,” “our” and similar terms, as well as “Company,” refer to TER and all of its subsidiaries. Through TER Holdings and its wholly owned subsidiaries we own and operate the Trump Taj Mahal Casino Resort (“Trump Taj Mahal”), Trump Plaza Hotel and Casino (“Trump Plaza”) and Trump Marina Hotel Casino (“Trump Marina”) in Atlantic City, New Jersey. During September 2005, TER Keystone Development Co., LLC (“TER Keystone”) was formed by TER Holdings to pursue a gaming license in Philadelphia, Pennsylvania. Prior to the December 2005 sale of our former subsidiary Trump Indiana, Inc. (“Trump Indiana”), we also owned and operated a riverboat casino in Gary, Indiana.

TER currently beneficially owns an approximate 76.5% profits interest in TER Holdings, as both a general and limited partner, and Donald J. Trump (“Mr. Trump”) owns directly and indirectly an approximate 23.5% profits interest in TER Holdings, as a limited partner. Mr. Trump’s limited partnership interests are exchangeable at Mr. Trump’s option into 9,377,484 shares of TER’s Common Stock, par value $0.001 per share (the “TER Common Stock”) (subject to certain adjustments), which, if exchanged, would give Mr. Trump ownership of an aggregate of approximately 26.3% of the TER Common Stock (including shares currently held directly by Mr. Trump) or approximately 28.8% assuming currently exercisable warrants held by Mr. Trump were exercised. Mr. Trump also holds 900 shares of TER’s Class B Common Stock, par value $0.001 per share (the “Class B Common Stock”). The Class B Common Stock has the voting equivalency of the 9,377,484 shares of TER Common Stock for which Mr. Trump’s limited partnership interests in TER Holdings may be exchanged, and generally votes on all matters with the TER Common Stock as a single class. The Class B Common Stock is redeemable at par to the extent that Mr. Trump exchanges his limited partnership interests in TER Holdings for TER Common Stock and is not entitled to receive any dividends.

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

On April 5, 2005, the Bankruptcy Court entered an order confirming the Second Amended and Restated Joint Plan of Reorganization, dated as of March 30, 2005, of the Debtors, as amended (the “Plan”). The Plan became effective on May 20, 2005 (the “Effective Date”), at which time all material conditions to the Plan were satisfied and the Debtors emerged from Chapter 11. Our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission (the “SEC”) contains disclosures regarding the reorganization, including fresh-start accounting, reorganization expense (income) and related costs, $8.0 million in ten year warrants issued to Mr. Trump and the extraordinary gain on extinguishment of debt recorded by our Predecessor Company.

(2) Basis of Presentation

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

Our discontinued operations include the results of Trump Indiana, which was sold on December 21, 2005. Net revenues for Trump Indiana were $36,330, $51,942 and $52,160 for the three months ended September 30, 2005, the period from May 20, 2005 through September 30, 2005 and the period from January 1, 2005 through May 19, 2005, respectively. Included in income from discontinued operations is an allocation of interest expense based on Trump Indiana’s nonrelated party debt assumed by the purchaser of Trump Indiana of $53, $76 and $17 for the three months ended September 30, 2005, the period from May 20, 2005 through September 30, 2005 and the period from January 1, 2005 through May 19, 2005, respectively. Included in income from discontinued operations for the period from January 1, 2005 to May 19, 2005 is $134,750 of net reorganization gain.

From the filing of the Chapter 11 petition to the Effective Date, our Predecessor Company operated as debtors-in-possession under the jurisdiction of the Bankruptcy Court. Accordingly, the consolidated financial statements for periods from the filing of the Chapter 11 petition through the emergence from Chapter 11 were prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). SOP 90-7 required the reporting of pre-petition liabilities subject to compromise separately on the balance sheet at an estimate of the amount ultimately allowable by the Bankruptcy Court. SOP 90-7 also required separate reporting of certain expenses relating to the Debtors’ Chapter 11 filings as reorganization items.

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

Under the terms of the Predecessor Company’s Reorganization Plan (the “Plan”), any of the Reorganized Company’s Senior Secured Notes, cash, common stock or Class A Warrants issued to the Plan’s disbursing agent and not distributed as of May 20, 2006, revert to the Reorganized Company. As of May 20, 2006, undistributed amounts included $1,020 in Senior Secured Notes, $414 in cash and 36,809 shares of TER Common Stock. Goodwill has been reduced by $1,434 and our Senior Secured Notes have been reduced by $1,020 reflecting this matter.

(3) Long-Term Debt

Long-term debt consists of the following:

	Reorganized Company
	September 30, 2006	December 31, 2005
Long-term debt:
Senior Secured Credit Facility:
Senior Secured Line of Credit, expires May 20, 2010 interest payable at least quarterly at either LIBOR or prime plus a margin	$—	$—
Term Loan, matures May 20, 2012, interest and principal payments due quarterly at either LIBOR and/or prime plus a margin (8.03% at September 30, 2006)	148,125	149,250

	148,125	149,250
Senior Secured Notes, due June 1, 2015, interest payable semi-annually at 8.5%, first interest payment due December 1, 2005	1,248,980	1,250,000
Other:
Capitalized lease obligations, payments due at various dates from 2006 through 2009, secured by slot and other equipment, interest at 4.3% to 20%	16,183	38,709

Total long-term debt	1,413,288	1,437,959
Less: current maturities	15,753	30,007

Long-term debt, net of current maturities	$1,397,535	$1,407,952

Senior Secured Credit Facility - On May 20, 2005, we and TER Holdings entered into an agreement for a $500,000 senior secured credit facility (the “Credit Facility”) with a group of lenders. Pursuant to the Credit Facility, as amended, the lenders have agreed to provide TER Holdings (i) a revolving credit facility in the amount of $200,000, (ii) a single-draw term loan facility in the amount of $150,000, which was drawn on the Effective Date, and (iii) a delayed draw term loan facility in the amount of $150,000, which may be drawn in multiple borrowings through May 20, 2007. The Credit Facility, as amended, also includes a sub-facility for letters of credit in an amount of up to $70,000. At September 30, 2006, we have outstanding letters of credit of $40,000 under the Credit Facility.

Proceeds from the term loans may be utilized to (i) pay off amounts outstanding under the debtor-in-possession financing, which occurred on the Effective Date, (ii) fund the construction of a new tower at the Trump Taj Mahal, (iii) pay fees and expenses in connection with our restructuring, and (iv) provide for ongoing working capital and general corporate needs; provided that $150,000 of the term loan is restricted to fund construction of a new tower at Trump Taj Mahal. The revolving portion of the Credit Facility may be used to fund ongoing working capital requirements of TER Holdings and its subsidiaries and other general corporate purposes. The revolving credit facility matures on May 20, 2010. The term loan matures on May 20, 2012, and must be repaid during the final year of such loans in equal quarterly amounts, subject to amortization of approximately 1.0% per year prior to the final year.

Borrowings under the Credit Facility are secured by a first priority security interest on substantially all the assets of TER Holdings and its subsidiaries. TER Holdings’ obligations under the Credit Facility are guaranteed by us and each of our direct and indirect subsidiaries except TER Keystone. We and our subsidiaries are subject to a number of affirmative and negative covenants and must comply with certain financial covenants including maintenance of a leverage ratio of 8.75 to 1, a first lien coverage ratio of 2.25 to 1 and an interest coverage ratio of 1.35 to 1. The Credit Facility restricts our ability to make certain distributions or pay dividends.

On September 28, 2006, we and TER Holdings entered into Amendment No. 2 to our Credit Facility. Under the terms of the Amendment, the definition of earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) for financial covenant purposes was modified. Under the new definition, we are allowed to adjust our calculation of EBITDA for the impact of the three-day closing of our gaming operations during July 2006 as mandated by the State of New Jersey Casino Control Commission. At September 30, 2006, we were in compliance with our covenants.

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

(4) Earnings Per Share

The computations of basic and diluted earnings (loss) per share are as follows:

	Reorganized Company
	Three Months Ended September 30,
(in thousands, except share and per share data)	2006	2005
Numerator for basic earnings per share:
Income (loss) from continuing operations	$5,833	$(1,306)
Income from discontinued operations	—	4,540

Net income	$5,833	$3,234

Numerator for diluted earnings per share:
Income (loss) from continuing operations	$5,833	$(1,306)
Addback: Minority interest to reflect dilution of redeemable partnership interest	1,850	—

Income (loss) from continuing operations, with addback of minority interest related to redeemable partnership interest	7,683	(1,306)
Income from discontinued operations	—	4,540

Net income	$7,683	$3,234

Denominator:
Denominator for basic earnings per share - Weighted average shares outstanding including Class A Warrants	30,977,329	27,064,819
Effect of dilutive securities (computed using the treasury stock method):
Redeemable partnership interest in TER Holdings and Class B Common Stock and stock options	9,383,448	—

Denominator for diluted earnings per share - adjusted weighted-average shares	40,360,777	27,064,819

Basic net income (loss) per share:
Continuing operations	$0.19	$(0.05)
Discontinued operations	—	0.17

Net income	$0.19	$0.12

Diluted net income (loss) per share:
Continuing operations	$0.19	$(0.05)
Discontinued operations	—	0.17

Net income	$0.19	$0.12

	Reorganized Company		Predecessor Company
(in thousands, except share and per share data)	Nine Months Ended September 30, 2006	For the Period From May 20, 2005 Through September 30, 2005	For the Period From January 1, 2005 Through May 19, 2005
Numerator for basic and diluted earnings per share:
Loss from continuing operations	$(8,824)	$(10,230)	$(37,296)
Income from discontinued operations	—	5,848	118,748
Extraordinary gain on extinguishment of debt	—	—	196,932

Net (loss) income	$(8,824)	$(4,382)	$278,384

Denominator:
Denominator for basic earnings per share - Weighted average shares outstanding including Class A Warrants	30,897,495	27,052,393	29,904,764
Effect of dilutive securities (computed using the treasury stock method):
Redeemable partnership interest in TER Holdings and Class B Common Stock and stock options	—	—	—

Denominator for diluted earnings per share - adjusted weighted-average shares	30,897,495	27,052,393	29,904,764

Basic net (loss) income per share:
Continuing operations	$(0.29)	$(0.38)	$(1.25)
Discontinued operations	—	0.22	3.97
Extraordinary gain on extinguishment of debt	—	—	6.59

Net (loss) income	$(0.29)	$(0.16)	$9.31

Diluted net (loss) income per share:
Continuing operations	$(0.29)	$(0.38)	$(1.25)
Discontinued operations	—	0.22	3.97
Extraordinary gain on extinguishment of debt	—	—	6.59

Net (loss) income	$(0.29)	$(0.16)	$9.31

Potentially dilutive common shares excluded from the computation of diluted earnings (loss) per share due to anti-dilution are as follows:

	Reorganized Company
	Three Months Ended September 30,
	2006	2005
Potentially dilutive common shares:
Class B Common Stock	—	9,377,484
Ten year warrants	1,446,706	1,446,706

Total	1,446,706	10,824,190

	Reorganized Company		Predecessor Company
	Nine Months Ended September 30, 2006	For the Period From May 20, 2005 Through September 30, 2005	For the Period From January 1, 2005 Through May 19, 2005
Potentially dilutive common shares:
Class B Common Stock	9,377,484	9,377,484	13,918,723
Ten year warrants	1,446,706	1,446,706	—
Employee stock options	300,000	—	2,474,500

Total	11,124,190	10,824,190	16,393,223

During periods reflecting income from continuing operations, minority interest recorded in the statement of operations is added to our income from continuing operations and net income to calculate diluted earnings per share as the Class B Common Stock becomes dilutive. During periods reflecting a loss from continuing operations, the Class B Common Stock is anti-dilutive.

The shares attributable to our Class A Warrants are considered outstanding for both basic and diluted earnings per share, for all periods from May 20, 2005 through May 20, 2006 (date shares were issued) as there were no events precluding their eventual issuance.

(5) Stock-based Compensation Plans

Reorganized Company

Our shareholders approved the 2005 Incentive Award Plan (the “2005 Stock Plan”) allowing for incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, performance shares and other stock-based awards to our officers, employees, consultants and independent directors. A total of 4,000,000 shares of Common Stock have been reserved for the issuance of awards available for grant under the 2005 Stock Plan.

In accordance with the revised provisions of Statement of Financial Accounting Standards (“SFAS”) Statement 123, “Share Based Payment” (“FAS 123R”) which we adopted on May 20, 2005, we recorded compensation expense for our stock option and restricted stock awards of $1,207 and $4,209 for the three and nine months ended September 30, 2006. Such expense is included in general and administrative expenses.

Restricted Stock – At September 30, 2006, there were 305,556 shares of nonvested restricted stock issued and outstanding. The remaining unrecognized compensation expense for nonvested restricted stock to be recognized over the remaining contractual life was $2,961. The weighted-average remaining contractual life of outstanding restricted stock grants at September 30, 2006 was 1.1 years.

Stock Options – At September 30, 2006 there were 300,000 stock options outstanding which vest in 100,000 share increments on July 31, 2008, 2009 and 2010. At September 30, 2006, the remaining unrecognized compensation expense for nonvested stock options to be recognized over the remaining contractual life was $1,803.

(6) Income Taxes

Our income tax provision attributable to continuing operations and discontinued operations is as follows:

	Reorganized Company
	Three Months Ended September 30,
	2006	2005
Continuing operations	$2,756	$2,335
Discontinued operations	—	851

	$2,756	$3,186

	Reorganized Company		Predecessor Company
	Nine Months Ended September 30, 2006	For the Period From May 20, 2005 Through September 30, 2005	For the Period From January 1, 2005 Through May 19, 2005
Continuing operations	$5,587	$3,046	$2,074
Discontinued operations	—	1,292	24,211

	$5,587	$4,338	$26,285

The income tax provision attributable to income (loss) from continuing operations before income taxes is as follows:

	Reorganized Company
	Three Months Ended September 30,
	2006	2005
Current - federal	$—	$—
Deferred - federal	—	—

Provision for federal income taxes	—	—

Current - state	1,156	2,335
Deferred - state	—	—

Provision for state income taxes	1,156	2,335

Non-cash charge in lieu of taxes:	1,600	—

	$2,756	$2,335

	Reorganized Company		Predecessor Company
	Nine Months Ended September 30, 2006	For the Period From May 20, 2005 Through September 30, 2005	For the Period From January 1, 2005 Through May 19, 2005
Current - federal	$—	$—	$—
Deferred - federal	—	—	—

Provision for federal income taxes	—	—	—

Current - state	3,512	3,046	2,074
Deferred - state	—	—	—

Provision for state income taxes	3,512	3,046	2,074

Non-cash charge in lieu of taxes	2,075	—	—

	$5,587	$3,046	$2,074

Our current federal income tax provision reflects the utilization of net operating loss carryforwards and our deferred income tax provision reflects the impact of changes to valuation allowances. Predecessor Company net operating losses utilized to offset taxable income of the Reorganized Company are recorded in our provision for income taxes as a non-cash charge in lieu of taxes and as a reduction to goodwill, if available, and then to other intangible assets and additional paid-in-capital to the extent goodwill would be reduced to zero. For the nine months ended September 30, 2006, our goodwill has been reduced by $2,075 for our non-cash charge in lieu of taxes.

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

At September 30, 2006, we have accrued $6,900 to reflect Trump Indiana’s expected federal and state income amounts due (including interest) related to Trump Indiana’s IRS audit for the years 1996 through 2004 and the impact on the period from January 1, 2005 through December 21, 2005, the date of the sale of Trump Indiana to Majestic Star Casino, LLC (“Majestic Star”). In accordance with the terms of our Stock Purchase Agreement with Majestic Star, TER Holdings has assumed the liability for expected federal and state income taxes (including interest) related to Trump Indiana for the tax years 1995 through December 21, 2005. In June 2006, we reached a settlement with the IRS for the years 1995 through 1997. Based upon this settlement, management reduced the estimated accrual by $6,000 for the years 1995 through 1997 and all subsequent years through December 21, 2005 and has reduced goodwill accordingly.

State income taxes for our New Jersey operations are computed under the alternative minimum assessment method. We believe our New Jersey partnerships are exempt from these taxes and, as such, have not remitted payments of the amounts provided. The New Jersey Division of Taxation has issued an assessment to collect the unpaid taxes for the tax years 2002 and 2003. At September 30, 2006, we have accrued $22,300 for taxes and interest relating to this alternative minimum tax assessment for 2002 and 2003, as well as the open years 2004 through September 30, 2006. We are currently in discussions with the New Jersey Division of Taxation regarding settlement of these assessments.

Tax Distributions

TER Holdings’ partnership agreement requires distributions to its partners, TER and Mr. Trump, sufficient in amount to cover all federal, state and local income taxes incident to their ownership of TER Holdings, including special allocations of income, gains, losses, deductions and credits. TER Holdings made distributions of $3,420 during the nine months ended September 30, 2006 and recorded distributions payable of $340 during the three months ended September 30, 2006. In addition, the partnership agreement contains an indemnification clause which may result in additional payments to Mr. Trump upon the disposition of any of our existing casino properties. The amount of these indemnification payments would be sufficient in amount to cover the impact of the disposition on Mr. Trump’s federal, state and local income tax positions up to $100,000 and would only be due if Mr. Trump would not consent to the transaction.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our consolidated financial statements.

(7) Subsidiary Guarantors

As described in Note 3, TER Holdings and its wholly-owned finance subsidiary, TER Funding, are co-issuers of our Senior Notes and the Guarantors are guarantors of the Senior Notes on a joint and several basis. TER Funding has no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of our Senior Notes. As the assets, interest expense and cash flows relating to our Senior Notes are included in columns captioned “TER Holdings” in the following condensed consolidating financial statements, we have not shown TER Funding as a separate column in our subsidiary guarantor consolidating financial statements contained in this footnote.

Condensed balance sheets as of September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006 (Reorganized Company)
	TER Holdings	Guarantors	Non- Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$79,367	$80,963	$19	$—	$160,349
Restricted cash	27,327	—	—	—	27,327
Other current assets	30,411	78,239	234	(27,026)	81,858

Total current assets	137,105	159,202	253	(27,026)	269,534

Property and equipment, net	3,262	1,501,509	591	—	1,505,362

Other assets:
Investment in subsidiaries	774,919	—	—	(774,919)	—
Other, net	1,088,411	437,015	—	(1,108,980)	416,446

Total other assets	1,863,330	437,015	—	(1,883,899)	416,446

Total assets	$2,003,697	$2,097,726	$844	$(1,910,925)	$2,191,342

Current liabilities:
Accounts payable	$3,918	$14,624	$631	$—	$19,173
Other current liabilities	48,403	127,087	—	(27,026)	148,464
Current maturities of long-term debt	1,500	14,253	—	—	15,753

Total current liabilities	53,821	155,964	631	(27,026)	183,390

Long-term debt, net of current maturities	1,395,605	1,110,910	—	(1,108,980)	1,397,535
Deferred income taxes	—	39,224	—	—	39,224
Other long-term liabilities	225	16,922	—	—	17,147

Partners’ capital
Partners’ capital	593,502	728,778	7,509	(736,287)	593,502
Accumulated deficit	(39,456)	45,928	(7,296)	(38,632)	(39,456)

Total partners’ capital	554,046	774,706	213	(774,919)	554,046

Total liabilities and partners’ capital	$2,003,697	$2,097,726	$844	$(1,910,925)	$2,191,342

	December 31, 2005 (Reorganized Company)
	TER Holdings	Guarantors	Non- Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$131,228	$97,322	$—	$—	$228,550
Restricted cash	45,005	—	—	—	45,005
Other current assets	9,172	66,597	488	(6,719)	69,538

Total current assets	185,405	163,919	488	(6,719)	343,093

Property and equipment, net	666	1,462,476	—		1,463,142

Other assets:
Investment in subsidiaries	742,001	—	—	(742,001)	—
Other, net	1,085,814	437,569	—	(1,100,000)	423,383

Total other assets	1,827,815	437,569	—	(1,842,001)	423,383

Total assets	$2,013,886	$2,063,964	$488	$(1,848,720)	$2,229,618

Current liabilities:
Accounts payable	$10,882	$27,341	$516	$—	$38,739
Other current liabilities	41,676	98,462	—	(6,719)	133,419
Current maturities of long-term debt	1,500	28,507	—	—	30,007

Total current liabilities	54,058	154,310	516	(6,719)	202,165

Long-term debt net of current maturities	1,397,750	1,110,202	—	(1,100,000)	1,407,952
Deferred income taxes	—	39,224	—	—	39,224
Other long-term liabilities	225	18,199	—	—	18,424

Partners’ capital (deficit)
Partners’ capital	590,012	726,632	3,814	(730,446)	590,012
Accumulated deficit	(28,159)	15,397	(3,842)	(11,555)	(28,159)

Total partners’ capital (deficit)	561,853	742,029	(28)	(742,001)	561,853

Total liabilities and partners’ capital (deficit)	$2,013,886	$2,063,964	$488	$(1,848,720)	$2,229,618

Condensed statements of operations for the three months ended September 30, 2006 and 2005, for the nine months ended September 30, 2006, for the period from May 20, 2005 through September 30, 2005, and for the period from January 1, 2005 through May 19, 2005 are as follows:

	Three Months Ended September 30, 2006 (Reorganized Company)
	TER Holdings	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Gaming	$—	$301,781	$—	$—	$301,781
Rooms, food, beverage and other	—	76,404	—	—	76,404

	—	378,185	—	—	378,185
Less promotional allowances	—	(89,817)	—	—	(89,817)

Net revenues	—	288,368	—	—	288,368

Costs and expenses:
Gaming	—	135,577	—	—	135,577
Rooms, food, beverage and other	—	19,837	—	—	19,837
Selling, general and administrative	7,348	66,358	456	—	74,162
Depreciation and amortization	58	17,756	—	—	17,814

	7,406	239,528	456	—	247,390

Income (loss) from operations	(7,406)	48,840	(456)	—	40,978

Non-operating income (expense):
Interest income	24,868	750	4	(23,141)	2,481
Interest expense	(30,971)	(25,110)	(89)	23,141	(33,029)

	(6,103)	(24,360)	(85)	—	(30,548)

Income (loss) before equity in net income (loss) of consolidated subsidiaries, income taxes, minority interest and discontinued operations	(13,509)	24,480	(541)	—	10,430
Equity in net income (loss) of consolidated subsidiaries	21,383	—	—	(21,383)	—
Provision for income taxes	—	(2,556)	—	—	(2,556)
Minority interest	—	—	—	—	—

Income (loss) from continuing operations	7,874	21,924	(541)	(21,383)	7,874
Income from discontinued operations:
Trump Indiana	—	—	—	—	—
Provision for income taxes	—	—	—	—	—

Trump Indiana, net of income taxes	—	—	—	—	—
Equity in net income of discontinued operations	—	—	—	—	—

Income from discontinued operations	—	—	—	—	—

Net income (loss)	$7,874	$21,924	$(541)	$(21,383)	$7,874

	Three Months Ended September 30, 2005 (Reorganized Company)
	TER Holdings	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Gaming	$—	$290,104	$—	$—	$290,104
Rooms, food, beverage and other	—	70,072	—	—	70,072

	—	360,176	—	—	360,176
Less promotional allowances	—	(82,909)	—	—	(82,909)

Net revenues	—	277,267	—	—	277,267

Costs and expenses:
Gaming	—	129,747	—	—	129,747
Rooms, food, beverage and other	—	19,054	—	—	19,054
Selling, general and administrative	5,121	64,770	3,924	—	73,815
Depreciation and amortization	43	16,201	—	—	16,244
Reorganization expense and related costs	5,394	347	—	—	5,741

	10,558	230,119	3,924	—	244,601

(Loss) income from operations	(10,558)	47,148	(3,924)	—	32,666

Non-operating income (expense):
Interest income	25,549	635	—	(25,488)	696
Interest expense	(29,773)	(25,034)	(3,416)	25,488	(32,735)

	(4,224)	(24,399)	(3,416)	—	(32,039)

(Loss) income before equity in net income (loss) of consolidated subsidiaries, income taxes, minority interest and discontinued operations	(14,782)	22,749	(7,340)	—	627
Equity in income (loss) from continuing operations of consolidated subsidiaries	13,074	—	—	(13,074)	—
Provision for income taxes	—	(2,335)	—	—	(2,335)

(Loss) income from continuing operations	(1,708)	20,414	(7,340)	(13,074)	(1,708)
Income from discontinued operations:					—
Trump Indiana	—	—	6,786	—	6,786
Provision for income taxes	—	—	(851)	—	(851)

Income from discontinued operations	—	—	5,935	—	5,935
Equity in income of discontinued operations	5,935	—	—	(5,935)	—

Income from discontinued operations	5,935	—	5,935	(5,935)	5,935

Net income (loss)	$4,227	$20,414	$(1,405)	$(19,009)	$4,227

	Nine Months Ended September 30, 2006 (Reorganized Company)
	TER Holdings	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Gaming	$—	$822,640	$—	$—	$822,640
Rooms, food, beverage and other	—	187,625	—	—	187,625

	—	1,010,265	—	—	1,010,265
Less promotional allowances	—	(228,273)	—	—	(228,273)

Net revenues	—	781,992	—	—	781,992

Costs and expenses:
Gaming	—	374,774	—	—	374,774
Rooms, food, beverage and other	—	55,541	—	—	55,541
Selling, general and administrative	22,274	191,692	2,255	—	216,221
Depreciation and amortization	155	51,591	—	—	51,746

	22,429	673,598	2,255	—	698,282

Income (loss) from operations	(22,429)	108,394	(2,255)	—	83,710

Non-operating income (expense):
Interest income	75,368	2,737	15	(69,790)	8,330
Interest expense	(92,408)	(75,213)	(269)	69,790	(98,100)

	(17,040)	(72,476)	(254)	—	(89,770)

(Loss) income before equity in net income (loss) of consolidated subsidiaries, income taxes, minority interest and discontinued operations	(39,469)	35,918	(2,509)	—	(6,060)
Equity in net income (loss) of consolidated subsidiaries	28,172	—	—	(28,172)	—
Provision for income taxes	—	(5,387)	—	—	(5,387)
Minority interest	—	—	150	—	150

(Loss) income from continuing operations	(11,297)	30,531	(2,359)	(28,172)	(11,297)
Income from discontinued operations:					—
Trump Indiana	—	—	—	—	—
Provision for income taxes	—	—	—	—	—

Trump Indiana, net of income taxes	—	—	—	—	—
Equity in net income of discontinued operations	—	—	—	—	—

Income from discontinued operations	—	—	—	—	—

Net (loss) income	$(11,297)	$30,531	$(2,359)	$(28,172)	$(11,297)

	For the Period from May 20, 2005 through September 30, 2005 (Reorganized Company)
	TER Holdings	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Gaming	$—	$414,380	$—	$—	$414,380
Rooms, food, beverage and other	—	99,108	—	—	99,108

	—	513,488	—	—	513,488
Less promotional allowances	—	(120,366)	—	—	(120,366)

Net revenues	—	393,122	—	—	393,122

Costs and expenses:
Gaming	—	188,623	—	—	188,623
Rooms, food, beverage and other	—	27,435	—	—	27,435
Selling, general and administrative	15,325	91,839	3,924	—	111,088
Depreciation and amortization	64	22,195	—	—	22,259
Reorganization expense and related costs	7,325	346	—	—	7,671

	22,714	330,438	3,924	—	357,076

(Loss) income from operations	(22,714)	62,684	(3,924)	—	36,046

Non-operating income (expense):
Interest income	39,285	821	—	(39,188)	918
Interest expense	(44,018)	(37,623)	(4,904)	39,188	(47,357)
Other non-operating income	—	65	—	—	65

	(4,733)	(36,737)	(4,904)	—	(46,374)

(Loss) income before equity in net (loss) of consolidated subsidiaries, income taxes and discontinued operations	(27,447)	25,947	(8,828)	—	(10,328)
Equity in income (loss) from continuing operations of consolidated subsidiaries	14,073	—	—	(14,073)	—
Provision for income taxes	—	(3,046)	—	—	(3,046)

(Loss) income from continuing operations	(13,374)	22,901	(8,828)	(14,073)	(13,374)

Income from discontinued operations:
Trump Indiana	—	—	8,937	—	8,937
Provision for income taxes	—	—	(1,292)	—	(1,292)

Trump Indiana, net of income taxes	—	—	7,645	—	7,645
Equity in income of discontinued operations	7,645	—	—	(7,645)	—

Income from discontinued operations	7,645	—	7,645	(7,645)	7,645

Net (loss) income	$(5,729)	$22,901	$(1,183)	$(21,718)	$(5,729)

	For the Period from January 1, 2005 to May 19, 2005 (Predecessor Company)
	TER Holdings	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Gaming	$—	$398,409	$—	$—	$398,409
Rooms, food, beverage and other	—	83,367	—	—	83,367

	—	481,776	—	—	481,776
Less promotional allowances	—	(117,337)	—	—	(117,337)

Net revenues	—	364,439	—	—	364,439

Costs and expenses:
Gaming	—	186,545	—	—	186,545
Rooms, food, beverage and other	—	23,572	—	—	23,572
Selling, general and administrative	5,929	87,373	430	—	93,732
Depreciation and amortization	64	35,689	—	—	35,753
Reorganization expense (income) and related costs	49,319	(80,186)	4,900	—	(25,967)

	55,312	252,993	5,330	—	313,635

Income (loss) from operations	(55,312)	111,446	(5,330)	—	50,804

Non-operating income (expense):
Interest income	11	791	56,502	(56,468)	836
Interest expense	(1,841)	(75,767)	(65,722)	56,468	(86,862)
Other non-operating income (expense)	—	—	—	—	—

	(1,830)	(74,976)	(9,220)	—	(86,026)

(Loss) income before equity in net income (loss) of consolidated subsidiaries, income taxes, discontinued operations and extraordinary item	(57,142)	36,470	(14,550)	—	(35,222)
Equity in net income (loss) of consolidated subsidiaries	19,846	—	—	(19,846)	—
Provision for income taxes	—	(2,074)	—	—	(2,074)

(Loss) income from continuing operations	(37,296)	34,396	(14,550)	(19,846)	(37,296)
Income from discontinued operations:					—
Trump Indiana	—	—	142,959	—	142,959
Provision for income taxes	—	—	(24,211)	—	(24,211)

Trump Indiana, net of income taxes	—	—	118,748	—	118,748
Equity in net income of discontinued operations	118,748	—	—	(118,748)	—

Income from discontinued operations	118,748	—	118,748	(118,748)	118,748

Income (loss) before extraordinary item	81,452	34,396	104,198	(138,594)	81,452
Equity in consolidated subsidiaries’ extraordinary gain (loss) on extinguishment of debt	196,932	—	—	(196,932)	—
Extraordinary gain on extinguishment of debt	—	198,884	(1,952)	—	196,932

Net income (loss)	$278,384	$233,280	$102,246	$(335,526)	$278,384

Condensed statements of cash flows for the nine months ended September 30, 2006, for the period from May 20, 2005 to September 30, 2005 and for the period from January 1, 2005 to May 19, 2005 are as follows:

	Nine Months Ended September 30, 2006 (Reorganized Company)
	TER Holdings	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(47,519)	$93,019	$(2,448)	$—	$43,052

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,520)	(88,574)	(283)	—	(91,377)
Increase in restricted cash	17,678	—	—	—	17,678
Purchases of CRDA investments, net	—	(9,921)	—	—	(9,921)
Investments in and advances from (to) subsidiaries	(14,520)	—	—	14,520	—
Other	—	—	—	—	—

Net cash (used in) provided by investing activities	638	(98,495)	(283)	14,520	(83,620)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loan	(1,125)	—	—	—	(1,125)
Repayment of other long-term debt	—	(22,803)	—	—	(22,803)
Advances of intercompany debt, net	—	10,000	—	(10,000)	—
Contributed capital	—	4,000	2,600	(6,600)	—
Distributions by subsidiaries	—	(2,080)		2,080	—
Partnership distributions	(3,420)	—	—	—	(3,420)
Other	(435)	—	150	—	(285)

Net cash (used in) provided by financing activities	(4,980)	(10,883)	2,750	(14,520)	(27,633)

Net (decrease) increase in cash and cash equivalents	(51,861)	(16,359)	19	—	(68,201)
Cash and cash equivalents, beginning of period	131,228	97,322	—	—	228,550

Cash and cash equivalents, end of period	$79,367	$80,963	$19	$—	$160,349

	For the Period from May 20, 2005 through September 30, 2005 (Reorganized Company)
	TER Holdings	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(100,299)	$67,823	$(14,937)	$-	$(47,413)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(27)	(34,838)	(2,919)	—	(37,784)
Purchases of CRDA investments, net	—	(3,785)	—	—	(3,785)
Investments in and advances from (to) subsidiaries	(35,179)	—	—	35,179	—
Other	—	1,500	(74)	—	1,426

Net cash (used in) provided by investing activities	(35,206)	(37,123)	(2,993)	35,179	(40,143)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from revolving credit facility	28,700				28,700
Borrowings from term loan	150,000				150,000
Repayment of term loan	(375)				(375)
Repayment of DIP facility, net	(53,958)				(53,958)
Repayment of long-term debt	—	(11,722)	(57)	—	(11,779)
Payment of deferred financing costs	(10,538)	—	—	—	(10,538)
Contributed capital	—	14,460	22,986	(37,446)	—
Contributed capital from reorganization	55,000	—	—	—	55,000
Distributions by subsidiaries		(2,267)		2,267	—
Cash distributions to noteholders and stockholders	(41,120)	—	—	—	(41,120)

Net cash provided by (used in) financing activities	127,709	471	22,929	(35,179)	115,930

Net (decrease) increase in cash and cash equivalents	(7,796)	31,171	4,999	—	28,374
Cash and cash equivalents, beginning of period	13,086	84,147	9,217	—	106,450

Cash and cash equivalents, end of period	$5,290	$115,318	$14,216	$—	$134,824

	For the Period from January 1, 2005 through May 19, 2005 (Predecessor Company)
	TER Holdings	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(692)	$42,806	$2,415	$—	$44,529

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17)	(36,128)	(2,888)	—	(39,033)
Purchases of CRDA investments, net	—	(6,115)	—	—	(6,115)
Investments in and advances from (to) subsidiaries	(4,989)	—	—	4,989	—

Net cash (used in) provided by investing activities	(5,006)	(42,243)	(2,888)	4,989	(45,148)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from DIP facility, net	18,172	—	—	—	18,172
Repayment of long-term debt subject to compromise	—	(12,525)	(914)	—	(13,439)
Contributed capital	7,682	5,939	11,891	(25,512)	—
Distributions by subsidiaries	(10,256)	(2,939)	(7,328)	20,523	—
Other	1,650	—	(4,576)	—	(2,926)

Net cash provided by (used in) financing activities	17,248	(9,525)	(927)	(4,989)	1,807

Net increase (decrease) in cash and cash equivalents	11,550	(8,962)	(1,400)	—	1,188
Cash and cash equivalents, beginning of period	1,536	93,110	10,616	—	105,262

Cash and cash equivalents, end of period	$13,086	$84,148	$9,216	$—	$106,450

(8) Commitments and Contingencies

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

The NJSEA Subsidy Agreement further provides for a moratorium until January 2009 on the conduct of casino gaming at any New Jersey racetrack (unless casinos controlling a majority of the hotel rooms operated by the casinos in Atlantic City otherwise agree). Violation of the moratorium terminates the NJSEA Subsidy Agreement and all further payment obligations to the NJSEA and requires the NJSEA to return all undistributed cash to the casinos and the CRDA to return all undistributed donated investment alternative tax obligation payments to the casinos.

CAFRA Agreement – Trump Taj Mahal received a permit under the Coastal Area Facilities Review Act (“CAFRA”) (which is included as a condition of Trump Taj Mahal casino license) that initially required Trump Taj Mahal to begin construction of certain improvements on the Steel Pier by October 1992, which improvements were to be completed within 18 months of the commencement of construction. Trump Taj Mahal initially proposed a concept to improve the Steel Pier, the estimated cost of which was $30,000. Such concept was approved by the New Jersey Department of Environmental Protection, the agency which administers CAFRA. In March 1993, Taj Associates obtained a modification of its CAFRA permit providing for an extension of the required commencement and completion dates of the improvements to the Steel Pier for one year, which has been renewed annually, based upon an interim use of the Steel Pier as an amusement park. The pier sublease, pursuant to which Trump Taj Mahal leases the Steel Pier to an amusement park operator, terminates on December 31, 2006. The conditions of the CAFRA permit renewal thereafter are under discussion with the New Jersey Department of Environmental Protection.

(9) Legal Proceedings

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

401(k) Plan Participant Litigation - On February 8, 2005, certain individuals filed a complaint in the United States District Court for the District of New Jersey, Camden Division, against certain persons and organizations that included members of the Trump Capital Accumulation Plan Administrative Committee. In their complaint, the plaintiffs alleged, among other things, that such persons and organizations, who were responsible for managing the Trump Capital Accumulation Plan, breached their fiduciary duties owed to the plan participants when THCR Common Stock held in employee accounts was allegedly sold without participant authorization if the participant did not willingly sell such shares by a specified date in accordance with the Plan. The plaintiffs brought this suit under the Employee Retirement Income Security Act of 1974 on behalf of themselves and certain other plan participants and beneficiaries and sought to have the court certify their claims as a class action. In their complaint, the plaintiffs also sought, among other things, damages for losses suffered by certain accounts of affected plan participants as a result of such allegedly improper sale of our Predecessor Company’s Common Stock and reasonable costs and attorneys’ fees. The parties have commenced discovery, which is ongoing in this matter. At this time, it is anticipated that there is sufficient insurance coverage to provide for projected legal fees and any potential contingent judgment. The insurance carrier has assumed the defense of the litigation.

South Jersey Transportation Authority Settlement - On September 18, 2006, we reached a settlement with respect to a complaint we filed against the South Jersey Transportation Authority (the “SJTA”) during 2003, pursuant to which we asserted a claim that the SJTA breached a development agreement. Our statements of operations include a $1,750 reduction in selling, general and administrative expenses during the three and nine months ended September 30, 2006 to reflect the settlement.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Report contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

For a more complete description of the risks that may affect our business, see our Annual Report on Form 10-K for the year ended December 31, 2005.

Overview

We own and operate the Trump Taj Mahal Casino Resort, Trump Plaza Hotel and Casino and the Trump Marina Hotel Casino in Atlantic City, New Jersey.

The results of our operations were negatively impacted during the three and nine months ended September 30, 2006 due to the closure of our New Jersey casino operations as a result of the State of New Jersey government closure for three days during early July 2006. While our hotel and some of our food and beverage operations remained open, the closure of our casino operations for this three-day period reduced our overall casino revenues. Additionally, we believe our casino and other revenues for the period after this closing were also negatively impacted.

Basis of Presentation

For the purposes of management’s discussion and analysis of financial condition and results of operations, we have combined the period from January 1, 2005 through May 19, 2005 (Predecessor Company) and the period from May 20, 2005 through September 30, 2005 (Reorganized Company) into the nine months ended September 30, 2005. We believe this combination provides for the best comparison of our operating performance for the respective periods. Differences occurring in the period which were caused by the financial statements being prepared on different bases of accounting are indicated in the following discussion of our financial condition and results of operations.

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

We achieved a significant increase in financial flexibility and a meaningful reduction in interest expense as a result of our May 20, 2005 debt restructuring and emergence from bankruptcy. Our management has also implemented programs to improve cash flow and will continue to attempt to implement such programs in the upcoming years. These programs include, among others, labor savings through a more efficient management structure and employee scheduling, changes to our marketing programs and better management of our hotel room blocks. Based upon our current implementation of programs to achieve operational improvements in cash flows along with our current and planned capital expenditures, we expect improvement in our cash flows from operations over time resulting in positive cash flows from operations. However, we cannot assure you that these programs will be successful or sustainable.

During the nine months ended September 30, 2006 we generated $43.1 million in cash flows from operating activities. For the nine months ended September 30, 2005 the Reorganized Company and Predecessor Company used $2.9 million for operating activities, including discontinued operations. Due to our reorganization, cash flows from operations between periods are not comparable due to a reduction in interest expense of $36.1 million resulting from our reorganization refinancing. Also effecting comparability is our payment of accounts payable and accrued interest on a current basis following our emergence from Chapter 11.

Cash used in investing activities, primarily for capital expenditures, was $83.6 million during the nine months ended September 30, 2006 compared to $85.3 million used by the Reorganized Company and Predecessor Company during the nine months ended September 30, 2005.

During the nine months ended September 30, 2006, we used $26.8 million for financing activities primarily to repay $22.8 million of our capital lease obligations and pay $2.7 million in partnership distributions to Mr. Trump. For the nine months ended September 30, 2005, the Reorganized Company and Predecessor Company provided $117.7 million from financing activities as a result of our refinancing and emergence from Chapter 11. Due to our reorganization, during 2005, cash flows from financing activities are not comparable between periods.

At September 30, 2006, we had approximately $161.3 million in cash and cash equivalents. Our cash and cash equivalents do not include the $27.3 million in restricted cash from the sale of Trump Indiana.

At September 30, 2006, there were no outstanding borrowings under our Senior Secured Line of Credit and $148.1 million outstanding under the term loan portion of our Credit Facility. We also had outstanding $1,249.0 million of Senior Notes. At September 30, 2006, we had outstanding letters of credit of $40 million. As of November 6, 2006, availability under the revolving portion of the Credit Facility was approximately $147.5 million. Under the terms of our Credit Facility, we have available an addition $150.0 million term loan facility which will expire if not drawn upon by May 20, 2007. We plan to draw upon this term loan prior to its expiration to fund a portion of our hotel construction at the Trump Taj Mahal.

In order to increase the competitiveness of our casino properties, we have made significant capital expenditures to renovate, re-theme and expand our casinos and plan to make additional expenditures in the future. For example, we have spent approximately $50 million of a $110 million capital improvement program to re-theme and update our three casino properties. In addition, we began construction on an estimated $250 million new 800-room hotel tower and connecting structure to expand our existing facility at the Trump Taj Mahal. We expect to complete this new hotel tower by mid-2008. We also have embarked on a recurring maintenance capital program. Capital expenditures towards the aforementioned projects for the remaining three months of 2006 are expected to be approximately $35.0 million.

We continuously seek investment opportunities from time to time in an effort to expand our business beyond our existing properties. For instance, in December 2005, we, together with a joint venture partner, applied for a casino slot license for a site in Philadelphia, Pennsylvania. Should we be successful, our current plans are to build a permanent casino project at a cost of approximately $450 million.

We believe that cash on hand, available borrowing capacity and cash flows from operations will be sufficient to fund our operating, capital expenditure and debt service obligations. While we believe that our sources of liquidity are sufficient to meet our cash obligations during the next twelve months, our ability to meet our operating and debt service obligations depends on a number of factors, including our existing cash on hand, cash flows generated by our operating subsidiaries and compliance with our debt covenants. In addition, if we decide to pursue additional capital projects or if we are successful in obtaining a gaming license in Philadelphia, we will need to obtain additional financing in the future.

Failure to achieve consistent profitability or maintain or achieve various other financial performance levels could diminish our ability to meet financial covenants, obtain additional funds or make required payments on our indebtedness. In addition, given the restrictions on incurring additional indebtedness imposed under the Credit Facility and the indenture governing the Senior Notes, we cannot assure you that other sources of funds will be available to us, or if available, at terms favorable to us.

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

Under the terms of the Credit Facility, we are subject to certain affirmative and negative covenants, including limitations on liens, incurrence of indebtedness, mergers, sales of assets, investments, restricted payments, capital expenditures, agreements with affiliates, our activities and amendment of the indenture governing the Senior Notes, among other limitations. In addition, we must comply with certain financial covenants, including the ratio of consolidated indebtedness to EBITDA, consolidated first lien debt to EBITDA and EBITDA to cash interest expense. We were in compliance with such covenants as of September 30, 2006.

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

Analysis of Results of Operations

Our primary business activities are conducted by Trump Taj Mahal, Trump Plaza and Trump Marina.

The following tables include selected data of our casino properties (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Gaming revenues
Trump Taj Mahal	$148.4	$139.7	$401.5	$386.1
Trump Plaza	81.8	83.5	226.1	231.4
Trump Marina	71.5	66.9	195.0	195.3

Total	$301.7	$290.1	$822.6	$812.8

Net revenues
Trump Taj Mahal	$140.4	$131.9	$383.0	$359.0
Trump Plaza	77.9	76.8	211.3	210.7
Trump Marina	70.1	68.6	187.7	187.8

Total	$288.4	$277.3	$782.0	$757.5

Income (loss) from operations
Trump Taj Mahal	$26.0	$27.4	$62.5	$157.1
Trump Plaza	7.8	7.4	15.5	33.5
Trump Marina	15.0	12.3	30.4	(16.4)
Corporate and other	(7.8)	(14.4)	(24.7)	(87.3)

Total	$41.0	$32.7	$83.7	$86.9

Depreciation and amortization (1)
Trump Taj Mahal	$9.0	$8.0	$25.9	$30.2
Trump Plaza	5.4	4.7	15.2	14.6
Trump Marina	3.4	3.5	10.5	13.1
Corporate and other	—	—	0.1	0.1

Total	$17.8	$16.2	$51.7	$58.0

Reorganization expense (income) and other related expenses
Trump Taj Mahal	$—	$0.3	$—	$(104.5)
Trump Plaza	—	—	—	(17.4)
Trump Marina	—	0.1	—	42.0
Corporate and other	—	5.3	—	61.6

Total	$—	$5.7	$—	$(18.3)

(1)	Depreciation and amortization for periods after May 19, 2005 reflect an overall reduction due to the write-down of property and equipment to its appraised value in conjunction with our fresh-start accounting on May 20, 2005.

Comparison of Three Months Ended September 30, 2006 and 2005.

Each of our properties’ operating results were as follows:

Trump Taj Mahal – Net revenues increased $8.5 million or 6.4%, to $140.4 million primarily as a result of increased gaming revenues of $8.7 million and all other revenues of $4.4 million partially offset by increased promotional allowances of $4.6 million. In spite of the state closure of our casino operations for three days during July 2006, we were able to increase revenues year over year. Total costs and expenses increased by $9.9 million primarily as a result of increased casino expenses of $6.3 million, increased selling, general and administrative expenses of $2.2 million and increased depreciation expense of $1.0 million. The higher casino expenses reflect increased promotional spending of $5.4 million targeted to increase overall casino revenues partially offset by a $1.1 million net reduction in payroll and other costs. Casino expense during the 2005 three-month period includes the beneficial effect of collecting a $1.9 million marker which had been previously expensed. Selling, general and administrative expenses increased primarily due to an unusually heavy entertainment schedule during August 2006.

Trump Plaza – Gaming revenues decreased $1.7 million principally due to the state closure of our gaming operations for three days during July 2006. Notwithstanding the decrease in gaming revenues, net revenues increased $1.1 million due to a $2.2 million reduction in promotional allowances and a $0.6 million increase in other revenues. The reduction in promotional allowances reflects the continuing realignment of our promotional costs and to a lesser extent, the impact of the state closure. Income from operations improved by $0.4 million as the increase in net revenues was met by a $0.7 million increase in operating costs. The increase in operating costs was due to a $1.3 million increase in selling, general and administrative costs primarily due to higher insurance and property tax expenses, a $0.7 million increase in depreciation and amortization and an increase in rooms expense of $0.3 million. These increases were partially offset by a $1.4 million reduction in our gaming expense due to reductions in our casino operating costs.

Trump Marina – Gaming revenues increased by $4.6 million or 6.9%, as a result of increases in slot revenue of $4.0 million and table games revenue of $0.7 million. Improved slot and table games revenue during September outweighed the negative effect of the state closure of our gaming operations for three days in July. Additionally, all other revenues increased $1.2 million or 7%, primarily due to increased food and beverage revenue of $1.1 million. Net revenues increased $1.5 million as the higher revenues were partially offset by a $4.5 million increase in promotional allowances. Increases in our promotional allowances were primarily a result of $3.0 million in additional slot coin offers targeted to improve our slot revenues. Total costs and expenses decreased by $1.1 million due to the beneficial $1.7 million settlement with the South Jersey Transportation Authority and reductions in other operating costs of $0.3 million partially offset by increases in casino operating expenses of $0.9 million resulting from increased casino revenues.

Corporate and Other – Corporate and other expenses decreased by approximately $6.6 million. This decrease is a result of reductions in reorganization related costs of $5.3 million and development costs of $2.2 million partially offset by an increase in stock-based compensation expense of $1.1 million. Corporate and other expense in 2005 included development costs totaling $3.6 million related to a land option for a potential Philadelphia, Pennsylvania casino location pending granting of a casino license.

Our other overall costs were as follows:

Interest Income – Interest income increased by approximately $1.8 million from the comparable period in 2005. This increase reflects income from our invested cash and cash equivalents which have increased following our sale of Trump Indiana in December 2005.

Interest Expense – Interest expense increased by approximately $0.3 million from the comparable period in 2005. This increase is a result of increases on our term loans which carry floating rates.

Minority Interest – Following reorganization, minority interest for the reorganized company represents the 23.5% limited partnership interest in TER Holdings owned directly and indirectly by Mr. Trump. Our minority interest expense from continuing operations reflects $1.8 million for the proportionate share of income attributable to Mr. Trump’s ownership interest in TER Holdings.

Provision for Income Taxes – Our provision for income taxes on continuing operations reflects an expense for income taxes of $2.8 million in 2006 compared to $2.3 million in 2005. These provisions are primarily for state income taxes with 2006 including a non-cash charge in lieu of taxes of $1.6 million.

Discontinued Operations – Income from discontinued operations for the three months ended September 30, 2005, includes income from our Trump Indiana riverboat casino sold in December 2005.

Comparison of Nine Months Ended September 30, 2006 and 2005.

Each of our properties’ operating results were as follows:

Trump Taj Mahal – Net revenues increased $24.0 million or 6.7%, to $383.0 million as a result of a $23.1 million increase in our total revenues and a $0.9 million decrease in promotional allowances. Our revenues reflect year over year improvement in all areas of operations including increases in gaming revenues of $15.4 million, rooms revenues of $2.3 million, food and beverage revenues of $2.5 million and other revenues of $2.9 million. Before consideration of reorganization income of $104.5 million recorded in 2005, our operating expenses increased by $14.3 million, comprised of increases in selling, general and administrative expenses of $9.1 million and increases in all other expenses of $9.5 million, offset by a $4.3 million decrease in depreciation due to the $49.4 million write-down of net fixed assets during 2005 to reflect fresh-start accounting. The increase in selling, general and administrative costs is principally due to increases in entertainment expenses of $4.2 million, insurance costs of $2.8 million, incentive compensation of $1.0 million and advertising expenses of $1.0 million. The increase in our other expenses of $9.5 million reflects increased casino operating costs of $6.4 million primarily due to promotional marketing costs and $3.1 million in increased rooms and food and beverage costs relating to the increased revenues.

Trump Plaza – Net revenues increased $0.6 million as a $5.3 million decrease in gaming revenues and a $2.8 million decrease in other revenues were more than offset by an $8.7 million reduction in promotional allowances. The reduction in gaming revenues is due to a $7.5 million decrease in slot revenues partially offset by a $2.2 million increase in table games revenue. The decrease in casino revenues reflects the impact of the state closure of our gaming operations for three days during July 2006 and changes in our marketing efforts to realign marketing to certain segments of our slot and table game customers. The $8.7 million reduction in our promotional allowances reflects this segment realignment of our marketing and included a $3.5 million decrease in slot coin marketing offers and a $2.0 million decrease in complimentary rooms. The remaining decrease in promotional allowances reflects the lower food and beverage and other revenues provided to customers on a complimentary basis. Before consideration of reorganization income of $17.4 million recorded in 2005, our total costs and expenses increased $1.0 million reflecting a $3.9 million increase in selling, general and administrative costs, a $0.6 million increase in depreciation expense partially offset by a $3.6 million decrease in casino and other operating expenses. Selling, general and administrative costs increased by $3.9 million principally due to a $1.6 million increase in severance and other payroll costs and to a lesser extent, increased insurance and advertising costs. The increase in depreciation expense is primarily a result of capital improvements made to our casino floor which were completed during 2006. The $3.6 million decrease in operating costs reflects a $1.8 million decrease resulting mainly from the aforementioned decrease in gaming revenues, a $1.0 million reduction in labor costs and a $0.7 million decrease in marketing costs.

Trump Marina – Although our casino operations were closed for three days during July 2006, our gaming revenues of $195.0 million and net revenues of $187.7 million were consistent with the prior year nine-month period. Before consideration of reorganization expenses of $42.0 million recorded in 2005, our total costs and expenses decreased $4.9 million. This decrease reflects a $2.6 million decrease in depreciation expense, lower selling, general and administrative expenses due to the beneficial $1.7 million settlement with the South Jersey Transportation Authority and a $1.3 million decrease in payroll costs.

Corporate and Other – Before consideration of fresh-start accounting and reorganization expenses of $61.6 million and a charge of $8.0 million relating to ten-year warrants issued to Mr. Trump in connection with a services agreement during the nine months ended September 30, 2005, corporate and other expenses increased by approximately $6.9 million. This increase is due primarily to $4.0 million for stock-based compensation expense, $1.0 million in increased payroll costs, $0.9 million for legal expenses, and $1.7 million for other corporate expenses. These increases were partially offset by a decrease in development costs of $0.7 million.

Our other overall costs were as follows:

Interest Income – Interest income increased by approximately $6.6 million from the comparable period in 2005. This increase reflects income from our invested cash and cash equivalents which have increased following our sale of Trump Indiana in December 2005.

Interest Expense – Interest expense decreased by approximately $36.1 million, or 26.9%, from the comparable period in 2005. The decrease in interest expense was due to our reorganization of our long-term debt which resulted in lower principal amounts due and the associated significantly reduced interest rates.

Minority Interest – Following reorganization, minority interest for the reorganized company represents the 23.5% limited partnership interest in TER Holdings owned directly and indirectly by Mr. Trump. Minority interest in our loss from continuing operations for 2006 reflects $2.6 million for the proportionate share of the loss attributable to Mr. Trump’s ownership interest in TER Holdings and $0.2 million for other minority interests in TER Holdings subsidiaries. The $3.1 million minority interest in our loss from continuing operations for 2005 reflects Mr. Trump’s limited partnership interest in TER Holdings.

Provision for Income Taxes – Our provision for income taxes on continuing operations reflects income tax expense of $5.6 million and $5.1 million for 2006 and 2005, respectively. These provisions are primarily for state income taxes with the 2006 provision including a non-cash charge in lieu of taxes of $2.1 million.

Discontinued Operations – Income from discontinued operations for the nine months ended September 30, 2005, includes income from our Trump Indiana riverboat casino sold in December 2005. The income from Trump Indiana for the nine months ended September 30, 2005 includes $134.8 million in reorganization income and related costs. The tax provision for discontinued operations for the nine months ended September 30, 2005 includes a $20.0 million provision for state and federal taxes relating to audits of our income tax returns.

Critical Accounting Estimates

General - Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require our management to make estimates and assumptions about the effects of matters that are inherently uncertain. Of our accounting estimates, we believe the following may involve a higher degree of judgment and complexity.

Goodwill - We have approximately $228.5 million of goodwill recorded on our balance sheet at September 30, 2006. We regularly evaluate our businesses for potential impairment indicators. Additionally, we perform impairment testing at least annually. Our judgments regarding the existence of impairment indicators are based on, among other things, the regulatory and competitive status and operational performance of each of our businesses. Future events, such as the failure to meet or exceed our operating plans, increased competition or the enactment of increased gaming or tax rates, could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Property and Equipment - Our operations are capital intensive and we make capital investments at each of our properties in the form of maintenance capital and, from time to time, expansion and product enhancement capital. At September 30, 2006, we have approximately $1,505.4 million of net property and equipment recorded on our balance sheet. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimates of the useful lives are based on the nature of the assets as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

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

Income Taxes - We are subject to income taxes in the United States and in several states. We account for income taxes, including our current, deferred and non-cash charge in lieu of tax provisions in accordance with SFAS Statement 109, “Accounting for Income Taxes.” The calculation of our income tax provision following our reorganization is complex and requires the use of estimates. Management reviews our provision for income taxes at the end of each reporting period. Additionally, our income tax returns are subject to examination by various taxing authorities. We regularly assess the potential outcomes of these examinations in determining the adequacy of our provision for income taxes and our income tax liabilities. Inherent on our determination of any necessary reserves are assumptions based on past experiences and judgments about potential actions by taxing authorities. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonable and foreseeable outcome related to uncertain tax matters. When actual results of tax examinations differ from our estimates, we adjust the income tax provision in the period in which the examination issues are settled.

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

At September 30, 2006, long-term fixed rate borrowings represented approximately 90% of our total borrowings.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Amendment No. 2 to Credit Agreement, dated as of September 28, 2006

31.1	Certification by the Chief Executive Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Financial Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUMP ENTERTAINMENT RESORTS, INC.
(Registrant)

Date: November 7, 2006	By:	/s/ DALE R. BLACK
Dale R. Black Executive Vice President and Chief Financial Officer of Trump Entertainment Resorts, Inc.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.
(Registrant)

	By:	TRUMP ENTERTAINMENT RESORTS, INC., its general partner

Date: November 7, 2006	By:	/s/ DALE R. BLACK
Dale R. Black Executive Vice President and Chief Financial Officer of Trump Entertainment Resorts Holdings, L.P.

TRUMP ENTERTAINMENT RESORTS FUNDING, INC.
(Registrant)

Date: November 7, 2006	By:	/s/ DALE R. BLACK
Dale R. Black Executive Vice President and Chief Financial Officer of Trump Entertainment Resorts Funding, Inc.

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1	Amendment No. 2 to Credit Agreement, dated as of September 28, 2006

31.1	Certification by the Chief Executive Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Financial Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002