Form 10-K
period 2006-12-31
TRUMP ENTERTAINMENT RESORTS, INC.; TRUMP ENTERTAINMENT RESORTS FUNDING INC; TRUMP ENTERTAINMENT RESORTS HOLDINGS LP
filed 2007-03-16
CIK 943320, 943323, 943322

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Name of Each Exchange on Which Registered
Trump Entertainment Resorts, Inc.	Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC
Trump Entertainment Resorts Holdings, L.P.	None	None
Trump Entertainment Resorts Funding, Inc.	None	None

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
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒
Trump Entertainment Resorts Funding, Inc.
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common equity of Trump Entertainment Resorts, Inc. held by non-affiliates as of June 30, 2006 was approximately $590,171,053, based upon the closing price of $20.15 for the common stock in the Over-the-Counter Market on that date. The aggregate market value of the voting and non-voting common equity of Trump Entertainment Resorts Funding, Inc. held by non-affiliates as of June 30, 2006 was $0. The common stock of Trump Entertainment Resorts, Inc. has been trading on the Nasdaq National Market since September 20, 2005 under the ticker symbol “TRMP.”

As of March 14, 2007, there were 31,067,978 shares of common stock and 900 shares of class B common stock (having a voting equivalency of 9,377,484 shares of common stock) of Trump Entertainment Resorts, Inc. outstanding. As of March 14, 2007, there were 100 shares of common stock of Trump Entertainment Resorts Funding, Inc. outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of Trump Entertainment Resorts, Inc.’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2007 annual meeting of stockholders of Trump Entertainment Resorts, Inc. are incorporated by reference into Part III of this Report.

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

The following is a summary of our casino properties at December 31, 2006:

Casino Property	2006 Net Revenues (000s)	Number of Rooms/ Suites	Approximate Number of Gaming Tables	Approximate Number of Slot Machines
Trump Taj Mahal	$502,650	1,250	200	3,770
Trump Plaza	278,765	900	90	2,280
Trump Marina	244,747	728	70	2,020

Total	$1,026,162	2,878	360	8,070

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

Sale of Trump Indiana. In December 2005, we sold one of our subsidiaries, Trump Indiana, Inc., through which we owned and operated Trump Casino Hotel, a riverboat casino and hotel at Buffington Harbor, in Gary, Indiana (“Trump Indiana”) for a gross purchase price of $253 million, subject to certain adjustments. The sale resulted in approximately $227 million in net proceeds to us after accounting for certain taxes, fees and other closing costs and expenses incurred in conjunction with the sale. The sale also included our 50% interest in all common land-based and waterside operations in support of Trump Indiana, including our interests in a parking garage at the site.

Our consolidated financial statements included in this Report reflect Trump Indiana as a discontinued operation for all periods presented.

Investor Information

We are a public company and are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Room 1580, Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other issuers that file electronically.

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

The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 about the disclosures contained in this Report are attached hereto and available on our website.

Business and Marketing Strategy

General. Following our reorganization in May 2005, we set out to transform our company from an organization struggling to survive to a company poised for growth. In 2005, we focused a large majority of our corporate efforts on establishing a solid business foundation and developing our strategic agenda for business turnaround. In 2006, we concentrated our efforts on implementing our strategic plan and delivering meaningful results. Our strategic plan to improve our operating results across our Company includes a wide variety of aggressive initiatives that range from physical plant improvements to cultural change and technological advancements. In outlining our plan, we have set forth five core growth strategies that, we believe, provide the foundation for our Company’s growth. Our core growth strategies are:

1.	Re-establish the Company as an industry-leading casino operator by delivering an improved entertainment experience to our new and existing customers;

2.	Strengthen the Company financially by establishing a free cash flow discipline, improving margins and committing to a strong balance sheet;

3.	Capitalize on the worldwide prominence of the Trump brand by exploring and exploiting opportunities for profitable growth;

4.	Create a culture built around customer satisfaction and employee accountability by supporting our staff with the necessary tools and training to excel; and

5.	Set benchmarks and measure progress by focusing on operational expertise, relationship marketing, facility innovation and brand building to elevate the customer experience.

Re-establish the Company as an industry-leading casino operator by delivering an improved entertainment experience to our new and existing customers. In December 2005, we announced a $110 million capital plan as the first phase of a multi-year effort to update and improve our three existing properties. Recently, we announced the second phase of this capital improvement plan, during which we will invest an additional $140 million through approximately March 2008.

At Trump Taj Mahal in 2006, we began renovating the entrance corridor from the parking garage into a new retail and restaurant promenade called “Spice Road.” In the next phase of Spice Road, which we expect to complete in mid-2007, we will complete the project by adding several new food and retail outlets, including Candy, a candy and confections store; Burger, a quick service gourmet hamburger outlet; Freeze, serving frozen alcoholic and non-alcoholic beverages; and Plate, a new 24 hour bistro-themed restaurant. On the casino floor, we added the new Ego Lounge, featuring entertainment, a new high-end Asian themed gaming area, and The Rim, a new noodle bar. We are also renovating our penthouse suites at the Trump Taj Mahal. In addition, we plan to renovate our casino floor area, extensively renovate our buffet, and add one or more branded gourmet restaurants.

At Trump Plaza, in 2006 we made changes to the entrance and lobby area to enhance the sense of arrival to our property, completed the total renovation of the casino floor and replaced the “New Yorker” restaurant with the new 24 Central Cafe. In addition, we began the renovation of our suites, including the completion of 6 penthouse suites. Also in 2006, we completed a new casino lounge, named Jezebel’s. Our plans for the second phase of renovations include upgrading our buffet, renovating the transportation center and installing a new energy management system. Additionally, we are currently exploring development options for the East Tower casino area, including the possibility of a new, branded restaurant concept.

At Trump Marina, we recently opened Finestra, our newly remodeled Italian restaurant, and are in the process of renovating our facilities. Renovations include meeting and convention space, improvements to the casino floor, suites, food venues and new retail offerings. In 2006, we completed the renovation of all standard hotel rooms.

Additionally, we have begun a program to upgrade the slot product on our casino floor. We anticipate that we will have changed approximately 40% of our slot machines in 2006 and 2007, either through newly purchased equipment or conversion kits. In 2006, we also completed the renovation of virtually all of the standard hotel rooms at our three properties.

In addition to the renovation capital, we broke ground in 2006 on a new 786-room hotel tower at Trump Taj Mahal. Our current cost estimate for this project is approximately $250 million, including infrastructure improvements and connections necessary to integrate the new tower with the existing facility. We anticipate that the tower will open in the third quarter of 2008. We are also exploring a master plan to add room towers at Trump Plaza and/or Trump Marina over the next several years, and believe we have the land capacity to add approximately 4,000 new rooms to the Company’s properties.

In 2006, we also initiated what will be an ongoing process of surveying Atlantic City customers to determine the attributes most important to them in selecting which casinos to visit. We also asked these customers to rank factors upon which they base casino selection and compare us against our competitors in performance of these attributes. We are using the results of this research to design our operating, marketing and capital plans around the needs of our customers.

Strengthen the Company financially by establishing a free cash flow discipline, improving margins and committing to a strong balance sheet. Our efforts to improve operating margins were a primary focus of our operations in 2006. These initiatives included reductions in promotional spending and payroll. Since mid-2006, we have reduced staffing by over 400 full-time equivalents and such labor initiatives have yielded net $4.8 million in cost savings, adjusted for benefit and other cost increases. Going forward, we expect that our various operating and technology initiatives will further impact margins, and we continue to look for areas where we can combine or centralize functions.

Our goal is to achieve margins commensurate with the rest of the casinos in Atlantic City during the second half of 2007. In order to achieve this goal, we must aggressively utilize the technology and marketing initiatives discussed below and continue to streamline our operations.

We have instituted a value added investment discipline to evaluate capital investments. We target capital projects that provide returns at targeted levels and pass on opportunities that we feel will not provide the requisite returns.

Capitalize on the worldwide prominence of the Trump brand by exploring and exploiting opportunities for profitable growth. We feel the Trump brand is a tremendous asset. We plan to execute the initiatives above to allow us to take advantage of the Trump brand and expand our asset base. We are continually looking for opportunities to grow our business and diversify our cash flows. We plan to dedicate the necessary resources to identify those opportunities that best match up with our brand and which could generate attractive returns for our shareholders. In addition to new-build development opportunities, we are currently exploring options for joint-venture developments, branding, licensing and management agreements to grow our brand and diversify our cash flows.

In 2006, we applied for, but did not receive, a gaming license in Philadelphia, Pennsylvania. We also explored opportunities in Rhode Island and Mississippi. In Rhode Island, we were unsuccessful in our efforts to obtain an open bidding process for casino licenses and voters subsequently rejected a constitutional amendment to allow additional gaming. In Mississippi, we ultimately decided not to pursue the opportunity for strategic reasons.

Create a culture built around customer satisfaction and employee accountability by supporting our staff with the necessary tools and training to excel. Our Company has made significant progress in developing and delivering a service culture based on accountability, performance excellence, training and integrity. To accomplish these goals, we are utilizing employee communications, new staffing solutions, educational and development initiatives and new performance measurement systems.

In 2006, we launched the Acknowledge, Connect and Thank (“ACT”) program, creating a task force of more than 100 departmental trainers to train our 7,000 front-line service employees on delivering customer courtesy based on these three simple principles of behavior. Additionally, we have employed a third-party “mystery shopper” service to measure the effectiveness of the program through our BestMark scoring system. Through this system, we research and score customer service behavior each month at our properties and at the properties of our key competitors in the marketplace.

Also in 2006, we began our Trump Leaders program, which aims to increase professional development among our 400 managers, directors and officers. The assessment process measures 24 leadership competencies, and provides personalized coaching and professional development and education plans.

We will continue to identify ways to improve our operations with a focus on becoming recognized as one of the premier operators in the industry. We plan to introduce new customer service and leadership development programs in 2007 to reward our employees for displaying those attributes that are most important to customers and to provide our managers with the tools necessary to become more dynamic and effective leaders capable of executing our strategies for the future.

Set benchmarks and measure progress—focusing on operational expertise, relationship marketing, facility innovation and brand building to elevate the customer experience. As a Company, we are utilizing new technology and marketing initiatives aimed at fully utilizing the physical changes to the properties through higher levels of operational effectiveness.

In late 2006, we installed a data warehouse that will allow us to benefit from increased analytical ability to target our marketing dollars towards higher value customers. Also in late 2006, we introduced a new yield management system that will allow us to properly yield our hotel rooms across the enterprise to maximize cash sales and the ability to accommodate high-value customers. The system is currently able to provide decision support to our operational team, and is gathering data historically and in real time to organize the process. The yield management system will help us establish the proper mix of customers in our hotel rooms at the right times and at the right prices. We believe this will help us to improve cash hotel revenue and increase our gaming revenue. In 2007, we will also standardize our casino management systems through the development of the Trump Casino Management System.

The standardized casino management system and data warehouse analytical abilities will be integral to our plan to introduce a common players’ card in mid-2007, which will allow customers the ability to earn and redeem their promotional offers and complimentaries at any of our casinos. This new system will replace our current player tracking system, which records play only at individual properties. We plan to utilize this system to drive cross-property play as well as introduce a value-added club component to attract new customers to our properties and to the marketplace.

We have initiated several steps to improve our marketing efforts to ensure that we are providing the offers that appeal to the desired casino customers and that we are able to measure the profitability of these programs. Our goal is to focus our marketing spending on those programs that have the highest impact on our profitability and to shift our emphasis to attracting the right quality of customer as opposed to the quantity of customers. We believe that these new marketing and technology initiatives will provide improved results in 2007 through new marketing efficiencies and innovations.

Casino Properties

Trump Taj Mahal Casino Resort. Trump Taj Mahal, located on the northern end of Atlantic City’s boardwalk (the “Boardwalk”), is located on 39.4 acres and features 1,250 hotel rooms, including 240 suites, 13 dining locations, including nine restaurants that can accommodate approximately 3,000 diners at any given time, and approximately 140,000 square feet of ballroom, meeting room and pre-function area space. The property also features approximately 158,500 square feet of gaming space that includes approximately 200 table games (including poker tables), approximately 3,770 slot machines and an approximately 12,000 square-foot Poker, Keno and Race Simulcasting room and an Asian-themed table game area offering popular Asian table games. Trump Taj Mahal also features the following: an approximately 20,000 square foot multi-purpose entertainment complex known as the “Xanadu Theater,” with seating capacity for up to approximately 1,200 people, which can be used as a theater, concert hall, boxing arena or exhibition hall; the Casbah nightclub; the Mark G. Etess Arena, featuring approximately 63,000 square feet of exhibition and entertainment space which can accommodate over 5,000 people; and a health club, spa and fitness center with an Olympic style indoor pool. Trump Taj Mahal also has a parking garage for approximately 6,950 cars, a 6 bay bus terminal and a roof-top helipad.

Trump Plaza Hotel and Casino. Trump Plaza is located at the center of the Boardwalk at the end of the Atlantic City Expressway (the main highway into the city) covering 10.9 acres with direct access to Boardwalk Hall (an entertainment and sporting venue owned and operated by the New Jersey Sports and Exposition Authority that can accommodate up to approximately 13,000 people). Trump Plaza features approximately 900 hotel rooms, including approximately 110 suites, approximately 96,000 square feet of casino space with approximately 2,280 slot machines and approximately 90 table games. Amenities include approximately 18,000 square feet of conference space, an approximately 800-seat cabaret theater, three cocktail lounges, nine restaurants, a player club, health spa, an indoor pool, arcade and retail outlets. Trump Plaza’s parking garage can accommodate 13 buses and approximately 2,700 cars.

Trump Marina Hotel Casino. Trump Marina covers an approximate 14 acres in Atlantic City’s marina district, overlooks the Senator Frank S. Farley State Marina and features a 27-story hotel with 728 guest rooms, including 153 suites, 97 of which are luxury suites. The casino offers approximately 79,000 square feet of gaming space, approximately 2,020 slot machines, approximately 70 table games, a simulcast racetrack facility and approximately 58,000 square feet of convention, ballroom and meeting space. Trump Marina also features an approximately 540-seat cabaret-style theater, a nightclub, two player clubs, two retail outlets, seven restaurants, a cocktail lounge, a recreation deck complete with a health spa, outdoor pool, tennis courts, basketball courts, jogging track and a pool side snack bar. To facilitate access to the property, Trump Marina has a nine-story parking garage capable of accommodating approximately 3,000 cars. Trump Marina also has an 11 bay bus terminal and a roof-top helipad.

Competition

Atlantic City Market. The Atlantic City market primarily serves the New York-Philadelphia-Baltimore-Washington, D.C. corridor with nearly 30 million adults living within a three-hour driving radius, and has historically generated consistent growth in gaming revenues. The Atlantic City market is the second largest gaming market in the United States, after Las Vegas. In 2006, the casinos in the Atlantic City market generated $5.2 billion in casino revenue. Our three casinos combined have approximately 22% of the gaming positions and 20% of the hotel rooms in the Atlantic City market and generate approximately 20.7% of the market gaming revenue.

Competition in Atlantic City is intense and is increasing. At the present time, the 11 casino hotels located in Atlantic City, including our three properties, compete with each other on the basis of customer service, quality and extent of amenities and promotional offers. For this reason, we and our competitors require substantial capital expenditures to compete effectively. In the past few years, our existing competitors in Atlantic City and new entrants to the Atlantic City market have announced or completed new development and expansion projects.

Recently announced or completed projects in Atlantic City include the following:

The Borgata Casino Hotel and Spa completed its first expansion phase in spring 2006, which included additional gaming space, restaurants and a nightclub. The Borgata has commenced its second phase, expected to be completed by early 2008, which will include a new 800-room hotel tower, resort condominiums, a spa, retail shops, and meeting space.

Harrah’s opened the Pier at Caesars Atlantic City in mid-2006 which includes 90 upscale retail, restaurant and entertainment venues.

Harrah’s Atlantic City has started construction of a major expansion project which is expected to include approximately 172,000 square feet of retail and entertainment space, a spa which is expected to open in 2007 and an approximate 965 room hotel tower which is expected to open in 2008.

Pinnacle Gaming acquired and closed the Sands casino during late 2006 and has announced plans to demolish the property and build a new casino resort property. If completed, this project is anticipated to open sometime after 2010.

MGM Mirage recently announced that its board of directors approved $20 million to design a megaresort that if built, would be situated in the marina district on an approximate 70-acre parcel of land between Harrah’s Atlantic City and Borgata Hotel Casino & Spa.

In addition, we believe that there are several other sites on the Boardwalk, in the marina district and possibly at Bader Field, if that area is someday zoned for gaming, on which casino hotels could be built in the future. Various applications for casino licenses have been filed and announcements with respect thereto have been made from time to time in these areas. Proposed and future developments and expansions may have a material adverse effect on our business and operations.

We cannot ascertain at this time the effects that any of the above-mentioned new projects will have on the Atlantic City gaming market. However, the added strength of these competitors and resulting economies-of-scale could diminish our market share in the market in which we compete.

Pennsylvania. In July 2004, the Pennsylvania legislature enacted the Race Horse Development and Gaming Act which authorizes the Control Board to permit a total of up to 61,000 slot machines in up to 14 different licensed locations in Pennsylvania, seven at racetracks (each with up to 5,000 slot machines), and five at slot parlors (two in Philadelphia, one in Pittsburgh and two elsewhere, each with up to 5,000 slot machines) and two at established resorts (each with up to 500 slot machines). Three of the racetracks and the two Philadelphia slot parlors are located in our market area. Slot machine operations commenced in late 2006 at the racetracks and it is possible that by 2008, up to 15,000 slot machines could be operating at these locations. Competition from the Pennsylvania area slot machine facilities could adversely impact Atlantic City casinos, including our casinos.

New York. Pursuant to legislation enacted in 2001, the Division of the Lottery of the State of New York is authorized to permit the installation of video lottery terminals (“VLTs”) at various horse racing facilities in New York. During 2004, VLT operations commenced at each of four upstate and western New York racetracks and at a fifth racetrack in Sullivan County, which is considerably closer (approximately 95 miles) to Manhattan. The VLT facility at Yonkers Raceway opened in late 2006 and the VLT facility at Aqueduct Racetrack is expected to open in 2007. These locations are less than fifteen miles from Manhattan. When fully operational, these facilities are expected to operate 10,000 VLTs. The 2001 legislation also authorized the Governor of New York to negotiate compacts authorizing the operation of up to six Native American casino facilities including slot machine gaming. A compact negotiated in 2002 authorized three such facilities located in the western part of New York and outside of our primary market area. The remaining three Native American casinos, if developed, are required by law to be located in either Sullivan County or Ulster County, adjoining counties approximately 100 miles northwest of Manhattan. Competition from the VLT facilities at Aqueduct and Yonkers and from such Native American casinos as may be authorized and operated in Sullivan or Ulster County could adversely impact our casinos.

Meadowlands Racino. During 2003, bills were introduced in the New Jersey Legislature to authorize the New Jersey Lottery Commission to permit the operation of VLT at the at the Meadowlands Racetrack. The Meadowlands is located approximately 125 miles north of Atlantic City and less than ten miles from midtown Manhattan. While there is currently a moratorium until 2009, slot machines or VLT gaming at the Meadowlands could adversely affect Atlantic City casinos, including our casinos.

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

Regulatory and Licensing

Gaming Regulation. The gaming industry is highly regulated, and we must maintain our casino licenses and pay gaming taxes to continue our gaming operations. Each of our casinos is subject to extensive regulation under the statutes and regulations of the State of New Jersey. Also, since February 2004, we have been a registered publicly traded corporation with the Nevada Gaming Control Board (the “NGCB”) under the Nevada Gaming Control Act and are subject to the licensing and regulatory control of the Nevada Gaming Commission, the

NGCB and the Clark County Liquor and Gaming Licensing Board. These statutes and regulations generally concern the financial stability of the casino licensee, the good character of the owners, managers and employees and of other persons with financial interests in the gaming operations (including those with certain ownership levels of a casino licensee’s securities) and the procedures and controls which govern those gaming operations. A more detailed description of New Jersey and Nevada laws and regulations to which we are subject is contained in Exhibit 99.1 to this Report and is incorporated by reference herein. Gaming operations that we may undertake in the future in other jurisdictions will also subject us and such operations to regulations by such other jurisdictions.

Other Regulation. In addition to gaming regulations, our business is subject to various other federal, state and local laws and regulations, including but not limited to, restrictions and conditions concerning taxation, treasury regulations, building code and land use requirements, environmental matters and local licenses and permits. United States Department of Treasury (“DOT”) regulations require casinos to report currency transactions involving more than $10,000 per patron per gaming day. Treasury Financial Crimes Enforcement Network regulations further require casinos to report certain gaming patron transactions involving suspicious activity. We have established internal control procedures to comply with these DOT regulations, including: (i) computer exception reporting; (ii) review of currency and suspicious activity transactions and reporting by committees comprised of casino operations, marketing and administration executives; (iii) internal audit testing of DOT regulation compliance; (iv) training employees to comply with DOT regulations; and (v) a disciplinary program for employee violations. Pursuant to the provisions of the Casino Control Act, we must either obtain investment tax credits in an amount equivalent to 1.25% of our gross casino revenues, as defined in the Casino Control Act, or pay an alternative tax of 2.5% of our gross casino revenues. Investment tax credits may be obtained by making qualified investments, or by depositing funds which may be converted to bonds by the Casino Reinvestment Development Authority (“CRDA”). Certain of our subsidiaries are required to make quarterly deposits with the CRDA to satisfy their investment obligations.

We believe that all required licenses, permits and other approvals necessary to conduct our business have been obtained for our operations in the State of New Jersey and elsewhere. Material changes in these laws or regulations or in the interpretation of the same by courts or administrative agencies could adversely affect our company, including its operating results.

Smoking Ban. On January 9, 2006, the New Jersey Legislature adopted the New Jersey Smoke-Free Air Act, which was effective on April 15, 2006. The law prohibits the smoking of tobacco in structurally enclosed indoor public places and workplaces in New Jersey, including licensed casino hotels. The law permits smoking within the perimeter of casino and casino simulcasting areas, and permits 20% of hotel guest rooms to be designated as smoking rooms.

In February 2007, Atlantic City’s city council adopted an ordinance which extends the smoking ban to casino and casino simulcasting areas beginning April 15, 2007. Under provisions of the ordinance, casinos may, under certain conditions, operate up to 25% of the casino floor as a smoking area.

In addition, legislation was recently introduced in the New Jersey Senate that, if enacted, would ban smoking in 100% of the casino. These smoking bans on smoking in indoor public places and for casino and casino simulcasting areas could have a material adverse effect on the Atlantic City gaming market, including our casinos.

CAFRA Agreement—Trump Taj Mahal received a permit under the Coastal Area Facilities Review Act (“CAFRA”) (which is included as a condition of Trump Taj Mahal casino license) that initially required Trump Taj Mahal to begin construction of certain improvements on the Steel Pier by October 1992, at an estimated cost of $30 million. In March 1993, Taj Associates obtained a modification of its CAFRA permit providing for an extension of the required commencement and completion dates of the improvements to the Steel Pier for one year, which has been renewed annually, based upon an interim use of the Steel Pier as an amusement park. The pier sublease, pursuant to which Trump Taj Mahal leases the Steel Pier to an amusement park operator, terminates on December 31, 2007. The conditions of the CAFRA permit renewal thereafter are under discussion with the New Jersey Department of Environmental Protection.

Employees and Labor Relations

Number of Employees. The table below sets forth the approximate number of our full-time equivalent employees working at each of our properties as of December 31, 2006:

Property	Number of Full-Time Equivalent Employees
Trump Taj Mahal	3,400
Trump Plaza	2,100
Trump Marina	1,800

Total	7,300

Collective Bargaining Agreements. Certain of our casino hotel employees are subject to collective bargaining agreements. Approximately 2,749 of our employees are covered by a collective bargaining agreement with Local 54, UNITE-HEREIU (Hotel Employees and Restaurant Employees International Union) which was effective September 15, 2004 and is set to expire on September 14, 2009. Approximately 198 of our employees are covered by a collective bargaining agreement with the International Union of Operating Engineers, Local 68 which was effective May 1, 2001 and expires on April 30, 2010. Approximately 76 of our employees are covered by a collective bargaining agreement with the United Brotherhood of Carpenters and Joiners of America, Local 623 which was effective May 1, 2001 and expires on April 30, 2010. Approximately 23 of our employees are covered by a collective bargaining agreement with the International Union of Painters & Allied Trades, District Council 711 which was effective May 1, 2001 and expires on April 30, 2010. Approximately 31 of our employees are covered by a collective bargaining agreement with the International Alliance of Theatrical Stage Employees, Local 917 which was effective July 1, 2001 and expired on June 30, 2006. Approximately 10 of our employees are covered by a collective bargaining agreement with the International Brotherhood of Teamsters, Local 331 which was effective March 1, 2005 and expired on February 28, 2007. We are currently in the process of renegotiating the collective bargaining agreements with the International Alliance of Theatrical Stage Employees, Local 917 and the International Brotherhood of Teamsters, Local 331. A certification election, requesting representation by the United Auto Workers, for our dealers at Trump Plaza has been scheduled for March 31, 2007. We believe we have established productive and professional relationships with all of our collective bargaining partners as well as our represented and unrepresented employees.

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

Emergence from Bankruptcy

On April 5, 2005, the United States Bankruptcy Court for the District of New Jersey entered an order confirming the Plan, which became effective on May 20, 2005 (the “Effective Date”). Upon effectiveness, all material conditions to the Plan were satisfied and the Debtors emerged from chapter 11. Pursuant to the Plan, we recapitalized and renamed our company, merged and/or dissolved certain of our subsidiaries, consolidated our indebtedness and substantially reduced our debt service requirements.

As part of the Plan, our capital structure changed significantly. We implemented a 1,000 for 1 reverse stock split of THCR’s common stock, ( “THCR Common Stock”) such that each 1,000 shares of THCR Common Stock immediately prior to the reverse stock split were consolidated into one share of common stock of TER (“TER Common Stock”), resulting in the distribution of approximately 19,944 shares of TER Common Stock (approximately 0.05% on a fully diluted basis for holders other than Mr. Trump), in aggregate, to holders of THCR Common Stock. Holders of THCR Common Stock received approximately $0.88 for each share of THCR Common Stock beneficially owned by each holder and also obtained a pro rata share of the net proceeds from the sale of the former World’s Fair site in Atlantic City, which was sold at auction for a purchase price of $25.15 million in September 2005. All options to acquire THCR Common Stock were cancelled, and holders (other than Mr. Trump) of THCR Common Stock also received Class A Warrants to purchase up to approximately 2,207,260 shares of TER Common Stock (approximately 5.34% on a fully diluted basis) and an aggregate of $17.5 million in cash. The Class A Warrants were either exercised by or converted to shares under the Plan on May 22, 2006.

On the Effective Date, TER Holdings and TER Funding issued $1.25 billion aggregate principal amount of 8.5% Senior Secured Notes due 2015 (the “Senior Notes”) in connection with the Plan. In addition, we implemented a debt restructuring whereby pro-rata distributions of cash, Senior Notes, or TER Common Stock were made to:

•

holders of $1.3 billion aggregate principal amount of 11.25% First Mortgage Notes of Trump Atlantic City Associates, Trump Atlantic City Funding, Inc., Trump Atlantic City Funding II, Inc. and Trump Atlantic City Funding III, Inc.;

•	holders of approximately $435 million aggregate principal amount of 11.625% First Priority Mortgage Notes due 2010 of Trump Casino Holdings, LLC and Trump Casino Funding, Inc.; and

•	holders of $54.6 million aggregate principal amount of 17.625% of Second Priority Notes due 2010.

We also entered into a $500 million credit facility (the “Credit Facility”) on the Effective Date with a syndicate of bank lenders. Our obligations under the Credit Facility are guaranteed by each of our direct and indirect restricted subsidiaries, and are secured by a first priority security interest in substantially all of these subsidiaries’ assets. Proceeds from the Credit Facility were used to repay up to $100 million in debtor-in-possession financing that the debtors had obtained on November 22, 2004 during the chapter 11 cases.

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

Although we have consolidated our long-term indebtedness and significantly reduced our debt service obligations through our reorganization, we remain a highly-leveraged company. Our aggregate long-term indebtedness totaled approximately $1.4 billion as of December 31, 2006. TER is a holding company and TER Holdings conducts substantially all of its operations through its subsidiaries. As a result, our ability to meet our debt service obligations, including debt service obligations on the Senior Notes and the Credit Facility, substantially depends on our properties’ ability to generate sufficient cash flow. This ability is, however, subject to general economic, financial, competitive, legislative, regulatory and other factors that may be unforeseeable and/or beyond our control. This risk is highlighted by the fact that all of our current operations are concentrated in one market and any downturn in the Atlantic City market or any region from which we draw patrons may adversely impact our business, operations, results of operations and financial condition.

In the event any of these risks materialize, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Credit Facility in an amount sufficient to enable us to pay our indebtedness or that future borrowings will be available to us under the Credit Facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

We need to increase capital expenditures to compete effectively and the terms of our indebtedness restrict our operating flexibility.

The gaming industry market is highly competitive and is expected to become more competitive in the future. Many of our existing competitors in Atlantic City have recently completed or announced significant development projects. In addition, new entrants to the Atlantic City market have announced plans to develop casinos in the future. Capital expenditures, such as room refurbishments, amenity upgrades and new gaming equipment, are necessary from time to time to enhance the competitiveness of our properties. While we have formulated and have begun to implement a strategic capital expenditure plan at each of our properties, including the construction of a hotel tower at Trump Taj Mahal which commenced in June 2006, the Senior Notes and the Credit Facility limit our ability to:

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

Our capital improvements are susceptible to delays, cost overages, business interruptions and other uncertainties, which could have an adverse effect on our business, financial condition and results of operations.

We have announced a series of capital improvements for all three of our properties, including the construction of a 786-room hotel tower at Trump Taj Mahal which commenced in June 2006. Such development and capital improvement projects are susceptible to various risks and uncertainties, including, but not limited to the following:

•	market conditions and consumer demand for the completed project;

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

Gaming in New Jersey is regulated extensively by federal and state regulatory bodies, including the New Jersey Casino Control Commission and state and federal taxing, law enforcement and liquor control agencies. We and several of our officers and other qualifiers have received the licenses, permits and authorizations required to operate our properties. Failure to maintain or obtain the requisite casino licenses would have a material adverse effect on our business.

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

In 2004, the Pennsylvania legislature enacted the Race Horse Development and Gaming Act. It authorizes the operation of slot machines in up to fourteen licensed locations in Pennsylvania, seven at racetracks (each with up to 5,000 slot machines), five at slot parlors (two in Philadelphia, one in Pittsburgh and two elsewhere, each with up to 5,000 slot machines) and two at established resorts (each with up to 500 slot machines). Three of the racetrack sites, Pocono Downs, Philadelphia Park and Chester Downs and three slot parlors, two in Philadelphia and one in Bethlehem, are located in our market area. Operations commenced at three of the five Philadelphia area locations in late 2006 or early 2007. When fully operational, the Philadelphia area locations could operate up to 15,000 slot machines.

In 2001, the New York Legislature authorized the installation of VLTs at various horse racing facilities in the State. The VLT facility at Yonkers Raceway opened in late 2006 and the VLT facility at Aqueduct Racetrack is expected to open in 2007. These locations are less than fifteen miles from Manhattan. When fully operational, these facilities are expected to operate 10,000 VLT’s. The 2001 legislation also authorized the Governor of New York to negotiate compacts to allow up to six Native American casinos in the State including slot machines. Three have now been located in the western part of New York and outside of our primary market area but the remaining three, if approved and developed, are required by law to be located in either Sullivan or Ulster County, areas approximately 100 miles northwest of Manhattan.

Recently, West Virginia legislature approved a bill which would allow for the addition of table games at West Virginia casinos (which currently only allow slot machines). If approved by the Governor, the bill requires passage of local referenda in the counties which have casinos before table games betting could begin.

In addition, other states near New Jersey, including Maryland, either have or are currently contemplating gaming legislation. The net effect of gaming facilities in such other states, when operational, on the Atlantic City gaming market, including our properties, cannot be predicted. Since our market is primarily a drive-in market, legalized gaming in one or more states neighboring or within close proximity to New Jersey could have a material adverse effect on the Atlantic City gaming market overall, including our properties.

Other enacted legislation, including local regulations may have an adverse impact on our operations.

During February 2007, the Atlantic City Council passed an ordinance limiting smoking in casinos to an area not greater than 25% of the casino floor effective April 2007. This ordinance includes a phase-in period for the completion of the separation of the facility and ventilation systems between the smoking and nonsmoking areas of the casino.

Limitations on smoking could adversely impact our operations. Additionally, should we decide to proceed with the physical separation of the casino floor and ventilations systems, our funding for such capital expenditures could reduce our ability to fund other capital projects or increase our overall indebtedness.

We might not be successful in pursuing additional gaming ventures in existing or emerging gaming markets

We are continuously looking to grow our business and diversify our cash flow by actively pursuing opportunities to capitalize on the Trump brand and expand our asset base in additional gaming markets. Competition for gaming opportunities that are or are expected to become available in additional jurisdictions, is expected to be intense, and many of our known or anticipated competitors for available gaming licenses have greater resources and economies of scale than we do. We can not assure you that we will be successful in pursuing additional gaming ventures or developing additional gaming facilities.

Even if we are successful in gaining entry into any new gaming jurisdiction, our Credit Facility and the indenture governing the Senior Notes contain certain operating and financial restrictions which would prevent us from developing gaming facilities other than by entering into a joint venture arrangement or other arrangement with one or more third parties, whereby we would co-develop or manage the facility.

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

Each of our properties leases space to various retailers and food and beverage outlets in their respective facilities.

The following table lists our significant land holdings:

	Total Approximate Acreage
Property	Owned	Leased	Utilized	Available for Development
Trump Taj Mahal (including Steel Pier)	39.4	—	27.5	11.9
Trump Plaza	9.4	1.5	7.4	3.5
Trump Marina	14.0	—	12.0	2.0

Trump Taj Mahal. We currently own the approximately 39.4 acres of land that comprise the Trump Taj Mahal site, including the 24 acres on which the facility is situated and 11.9 acres of land suitable for development. The Trump Taj Mahal site also includes the Steel Pier comprised of approximately 3.5 acres and related property located on the opposite side of the Boardwalk from Trump Taj Mahal. We currently lease the Steel Pier to an amusement park operator pursuant to a lease agreement which we and the operator have mutually agreed to extend until December 2007. Excluded from the table is an off-site warehouse location located on 18.0 acres. During 2006, we began construction of a new $250.0 million, 786 room hotel tower at the Trump Taj Mahal.

Trump Plaza. We own and lease approximately 10.9 acres of land, including several parcels of land in and around Atlantic City. We lease one of four parcels of land on which Trump Plaza is situated from Plaza Hotel Management Company (“PHMC”) pursuant to a non-renewable ground lease expiring in December 2078 (the “PHMC Lease”). We are responsible for the payment of fixed rent, as well as all other costs and expenses with respect to the use, operation and ownership of the leased tract and the improvements thereon, or which may in the future be located thereon, including, but not limited to, all maintenance and repair costs, insurance premiums, real estate taxes, assessments and utility charges. The improvements located on the leased tract are owned by us through the duration of the term of the PHMC Lease, and upon the expiration of the term of the PHMC Lease (for any reason), ownership of such improvements will then shift to PHMC. We have the option to purchase the leased parcel at certain times during the term of such PHMC Lease under certain circumstances.

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

Trump Marina. We own Trump Marina’s hotel and casino facility and the approximate 14.0-acre, triangular-shaped parcel of land on which it is situated, which includes 1.5 acres of adjacent land suitable for development. We also own an employee parking lot located on Route 30, approximately two miles from Trump Marina, which can accommodate approximately 1,000 cars.

Trump Tower, New York. We lease office space in Trump Tower located in New York, New York for general, executive and administrative purposes pursuant to a lease, dated November 1, 1996, as amended, with Trump Tower Commercial, LLC, an entity owned by Donald J. Trump. The Trump Tower lease expires on August 31, 2010.

Item 3.	Legal Proceedings

South Jersey Transportation Authority Settlement—During 2006, we reached a settlement with respect to a complaint we filed against the South Jersey Transportation Authority. General and administrative expenses include a $1.75 million reduction to reflect the amount of the settlement.

Pequot Tribe Litigation—On May 28, 2003, one of our indirect subsidiaries, Trump Entertainment Resorts Development Company, LLC (“TER Development”), filed a complaint against, among others, the Paucatuck Eastern Pequot Indian Tribal Nation (the “Pequot Tribe”) and Eastern Capital Development, Inc. (“ECD”) in the Superior Court of New London, Connecticut. In that complaint, TER Development alleged fraud, breach of contract, conspiracy, violation of the Connecticut Unfair Trade Practices Act and intentional interference with contractual relations by ECD in connection with certain contractual arrangements between our subsidiary and the Pequot Tribe. Pursuant to such arrangements, TER Development had agreed, among other things, to support the efforts of the Pequot Tribe to obtain federal recognition, and together they had agreed to exercise commercially reasonable efforts to pursue the operation of a tribal gaming facility to be managed by our subsidiary. In the complaint, TER Development seeks, among other things, compensatory and punitive damages, attorney fees and a finding by the court that ECD has interfered with TER Development’s business relationship with the tribe and that certain members of the Pequot Tribe Tribal Counsel are in default under the aforementioned contractual arrangements in the sum of approximately $10 million. The Pequot Tribe filed a motion to dismiss most aspects of the case. However, this motion was recently denied by the Superior Court. The Pequot Tribe has appealed this decision, and discovery has commenced with respect to the case. On October 12, 2005, the Bureau of Indian Affairs, U.S. Department of Interior (BIA) denied the application of the Pequot Tribe for federal recognition, a prerequisite for developing a gaming facility. The parties are engaged in mediation and settlement discussions.

Power Plant Litigation—On December 30, 2004, TER Development filed a complaint against Richard T. Fields, Coastal Development, LLC, Power Plant Entertainment, LLC, Native American Development, LLC, Joseph S. Weinberg and The Cordish Company (collectively, the “Power Plant Group”) in the Circuit Court of the 17th Judicial District for Broward County, Florida, in which TER Development alleged that Power Plant Entertainment, LLC improperly obtained certain agreements with the Seminole Tribe of Florida. TER Development asserts claims for fraud, breach of fiduciary duty, conspiracy, violation of the Florida Deceptive and Unfair Trade Practices Act and interference with prospective business relationship as a result of the Power Plant Group’s actions. We have commenced discovery, including ongoing depositions, in connection with this case. At this time, we cannot predict the outcome of such litigation.

Chapter 11 Cases—Although we have emerged from bankruptcy, we still are in the process of resolving various claims and other litigation in connection with the Plan, which may continue for the foreseeable future.

On July 18, 2005, the Bankruptcy Court considered a motion brought by a certain group of persons alleging that they had held shares of THCR Common Stock on the record date for distributions under the Plan (and who subsequently sold their shares prior to the distribution date) but did not receive any distributions under the Plan, which they believe were wrongly made to the beneficial holders of our stock on the distribution date. The movants had sought an order compelling us to make distributions to them under the Plan. After additional briefing and a court hearing with respect to the issue on October 8, 2005, the Bankruptcy Court denied the movants’ motion on February 17, 2006. The movants filed an appeal from the judgment entered in the Bankruptcy Court in favor of the Predecessor Company. The movants appealed this motion to the United States District Court for the district of New Jersey. Briefs have been filed. On January 26, 2007 oral argument occurred, and further briefing was ordered.

Federal Income Tax Examination—Certain of our subsidiaries are currently involved in examinations with the Internal Revenue Service (“IRS”) concerning their tax returns for the tax years 1998 through 2005. While any adjustments resulting from this examination could affect their specific state income tax returns, we do not believe that adjustments, if any, will have a material adverse effect on their financial condition or results of operations.

New Jersey State Income Taxes—State income taxes for our New Jersey operations are computed under the alternative minimum assessment method. We believe our New Jersey partnerships are exempt from these taxes and, as such, have not remitted payments of the amounts provided. The New Jersey Division of Taxation has issued an assessment to collect the unpaid taxes for the tax years 2002 and 2003. At December 31, 2006, we have accrued $23.8 million for taxes and interest relating to this alternative minimum tax assessment for 2002 and 2003, as well as the open years 2004 through 2006. We are currently in discussions with the New Jersey Division of Taxation regarding settlement of these assessments.

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

None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Reorganized Company

TER Common Stock. From the Effective Date to September 19, 2005, TER Common Stock traded on the Over-the-Counter (the “OTC”) Bulletin Board under the ticker symbol “DJTCQ.OB.” Since September 20, 2005, TER Common Stock has been trading on the Nasdaq Global Market (formerly, the Nasdaq National Market System) under the ticker symbol “TRMP.”

The following table reflects the high and low sales prices, or high and low bid prices, as applicable, rounded to the nearest penny, of TER Common Stock as reported by the OTC Bulletin Board and the Nasdaq National Market System, as applicable, for each quarterly period in 2005 (beginning on the Effective Date when TER Common Stock was issued) and the subsequent interim quarterly period (through March 14, 2007). OTC market quotations reflect inter-dealer quotations and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

	High	Low
2005:
Second Quarter (beginning May 20, 2005)	$14.50	$10.00
Third Quarter	$21.50	$13.50
Fourth Quarter	$21.98	$15.75

2006:
First Quarter	$21.38	$15.85
Second Quarter	$22.40	$17.60
Third Quarter	$20.41	$16.76
Fourth Quarter	$23.80	$16.51

2007:
First Quarter (through March 14, 2007)	$19.45	$16.15

COMPARISON OF 19 MONTH CUMULATIVE TOTAL RETURN*

Among Trump Entertainment Resorts, Inc., The S & P 500 Index

And The Dow Jones US Gambling Index

*  $100 invested on 5/20/05 in stock or on 4/30/05 in index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

Holders. As of March 14, 2007, there were approximately 2,850 holders of record of TER Common Stock.

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

Dividends. We have never paid a dividend on TER Common Stock and do not anticipate paying one in the foreseeable future. The payment of any future dividends will be at the discretion of our Board and will depend upon, among other things, our financial condition and capital needs, legal restrictions on the payment of dividends, contractual restrictions in financing agreements and on other factors deemed pertinent by our Board. It is the current policy of our Board to retain earnings, if any, for use in our properties’ operations. Pursuant to the terms of the Credit Facility and Senior Notes, TER Holdings and its subsidiaries are restricted from paying dividends and making distributions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition.”

Predecessor Company

THCR Common Stock. From September 28, 2004 to the Effective Date, THCR Common Stock traded on the OTC Bulletin Board. On the Effective Date and in connection with the Plan described elsewhere in this Report, THCR Common Stock was cancelled following a 1,000 for one reverse stock split and the issuance of TER Common Stock.

The following table reflects the high and low sales prices, or high and low bid prices, as applicable, rounded to the nearest penny, of the THCR Common Stock as reported by the OTC Bulletin Board for each quarterly period 2005 (through May 19, 2005). OTC market quotations reflect inter-dealer quotations and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

	High	Low
2005:
First Quarter	$2.04	$0.65
Second Quarter (through May 19, 2005)	$1.82	$1.42

COMPARISON OF 41 MONTH CUMULATIVE TOTAL RETURN*

Among Trump Hotels & Casino Resorts, Inc., The S & P 500 Index

And The Dow Jones US Gambling Index

* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends.

Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

Equity Compensation Plan Information

The following table summarizes information regarding our equity compensation plans as of December 31, 2006. All outstanding awards relate to TER Common Stock.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	300,000	(1)	$17.75	3,192,538	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	300,000		$17.75	3,192,538

(1)	Options granted under our 2005 Incentive Award Plan.
(2)	Excludes 300,000 securities to be issued upon the exercise of outstanding options and 507,462 shares of restricted stock granted pursuant to our 2005 Incentive Award Plan.

Item 6.	Selected Financial Data

The following table sets forth certain of our historical financial information for the year ended December 31, 2006 and the period from May 20, 2005 through December 31, 2005 (Reorganized Company) and for the period from January 1, 2005 through May 19, 2005 and the years ended December 31, 2004, 2003 and 2002 (Predecessor Company). All financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto referenced elsewhere in this Form 10-K.

	Reorganized Company		Predecessor Company
	Year Ended December 31, 2006	May 20, 2005 through December 31, 2005	January 1, 2005 through May 19, 2005	Year Ended December 31,
				2004	2003	2002
Revenues:
Gaming	$1,079,245	$663,140	$398,409	$1,069,463	$1,083,467	$1,147,554
Rooms	78,211	48,257	26,360	75,996	75,660	78,421
Food and beverage	123,091	77,806	44,198	127,348	122,285	125,114
Other	42,365	26,833	12,809	42,608	36,448	38,065

	1,322,912	816,036	481,776	1,315,415	1,317,860	1,389,154
Less promotional allowances	(296,750)	(188,254)	(117,337)	(312,477)	(288,750)	(286,831)

Net revenues	1,026,162	627,782	364,439	1,002,938	1,029,110	1,102,323
Costs and expenses:
Gaming	494,411	307,384	186,545	498,449	502,490	515,738
Rooms	31,227	17,922	9,805	27,040	28,355	30,280
Food and beverage	41,945	26,592	13,767	41,887	42,158	42,221
General and administrative	286,579	176,763	92,957	247,793	243,347	248,009
General and administrative—related party	2,363	9,819	775	2,733	2,096	6,339
Depreciation and amortization	68,091	37,434	35,753	95,091	87,118	77,484
Reorganization expense (income) and related costs	—	9,058	(25,967)	59,281	—	—
Debt renegotiation costs	—	—	—	2,857	2,951	2,998

	924,616	584,972	313,635	975,131	908,515	923,069

Income from operations	101,546	42,810	50,804	27,807	120,595	179,254
Non-operating income (expense):
Interest income	10,363	2,151	836	1,105	1,101	1,398
Interest expense	(130,144)	(79,602)	(85,678)	(225,119)	(224,683)	(215,373)
Gain on debt refinancing, net	—	—	—	—	2,892	—
Interest expense—related party	—	—	(1,184)	(2,941)	(2,654)	(1,683)
Other non-operating income, net	—	97	—	1,076	45	743

	(119,781)	(77,354)	(86,026)	(225,879)	(223,299)	(214,915)

Loss before income taxes, minority interests, discontinued operations and extraordinary item	(18,235)	(34,544)	(35,222)	(198,072)	(102,704)	(35,661)
Provision for income taxes	(6,451)	(11,421)	(2,074)	(5,697)	(5,305)	(4,968)
Minority interests	5,617	9,631	—	—	10,786	14,858

Loss from continuing operations	(19,069)	(36,334)	(37,296)	(203,769)	(97,223)	(25,771)

Income from discontinued operations:
Trump Indiana	678	15,658	142,959	20,857	12,374	23,090
Provision for income taxes	56	(2,839)	(24,211)	(21,858)	—	—
Minority interest	(172)	(3,013)	—	—	(4,525)	(8,444)

Trump Indiana, net of income taxes and minority interests	562	9,806	118,748	(1,001)	7,849	14,646
Trump 29	—	—	—	7,480	3,283	(1,330)
Gain on termination of Trump 29 management contract	—	—	—	6,000	—	—
Minority interest	—	—	—	—	(1,200)	486

Income from discontinued operations	562	9,806	118,748	12,479	9,932	13,802

(Loss) income before extraordinary item	(18,507)	(26,528)	81,452	(191,290)	(87,291)	(11,969)
Extraordinary gain on extinguishment of debt	—	—	196,932	—	—	—

Net (loss) income	$(18,507)	$(26,528)	$278,384	$(191,290)	$(87,291)	$(11,969)

	Reorganized Company		Predecessor Company
	Year Ended December 31, 2006	May 20, 2005 through December 31, 2005	January 1, 2005 through May 19, 2005	Year Ended December 31,
				2004	2003	2002
Continuing operations	$(0.62)	$(1.19)	$(1.25)	$(6.82)	$(3.77)	$(1.17)
Discontinued operations	0.02	0.32	3.97	0.42	0.38	0.63
Extraordinary gain on extinguishment of debt	—	—	6.59	—	—	—

Basic and diluted net (loss) income per share	$(0.60)	$(0.87)	$9.31	$(6.40)	$(3.39)	$(0.54)

Weighted Average Shares Outstanding:
Basic and diluted	30,920,616	30,533,041	29,904,764	29,904,764	25,773,545	22,010,027

Balance Sheet Data (at end of period):
Cash and cash equivalents	$100,007	$228,554		$105,266	$95,672	$116,072
Property and equipment	1,535,852	1,463,142		1,700,311	1,737,813	1,786,056
Total assets	2,260,496	2,329,763		1,983,755	2,031,433	2,196,129
Total long-term debt, net of current maturities	1,396,170	1,407,952		1,827,743	1,796,923	1,913,026
Minority interests	125,395	129,708		—	—	5,061
Total stockholders’ equity (deficit)	412,768	427,158		(185,713)	5,577	77,273

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC, or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions, that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in the section entitled “Risk Factors” beginning on page 10 of this Report. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

Overview

We own and operate the Trump Taj Mahal Casino Resort, the Trump Plaza Hotel and Casino and the Trump Marina Hotel Casino in Atlantic City, New Jersey.

During 2006 we focused on property and operational changes. We commenced the $110 million first phase of our renovation capital program, began construction of a new, $250 million, 786-room hotel tower at the Taj Mahal, completed the installation of a Company-wide data warehouse, and completed the installation of a hotel yield management system. We also introduced several labor efficiency programs and increased cash room, food and beverage revenues by approximately $10 million.

The results of our operations were negatively impacted during the year ended December 31, 2006 due to the closure of our casino operations as a result of the State of New Jersey government closure for three days during early July 2006. While our hotel and some or our food and beverage operations remained open, the closure of our casino operations for this three-day period reduced our overall casino revenues. Additionally, we believe our casino and other revenues for the two-week period after this closing were also negatively impacted due to the closure.

Basis of Presentation

The consolidated financial statements for periods from the filing of the Chapter 11 petition through the emergence from Chapter 11 were prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). SOP 90-7 required separate reporting of certain expenses relating to the Predecessor Company’s Chapter 11 filings as reorganization items.

Upon emergence from Chapter 11, we adopted fresh-start reporting in accordance with SOP 90-7. Under fresh-start reporting, a new entity was deemed to have been created for financial reporting purposes and the recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values.

As a result of the adoption of fresh-start reporting, the Reorganized Company’s post-emergence financial statements are generally not comparable with the financial statements of the Predecessor Company prior to its emergence from bankruptcy, including the historical financial statements included in this Report. Due to the adoption of fresh-start reporting, the Predecessor and Reorganized Company financial statements are prepared on different bases.

For the purposes of management’s discussion and analysis of financial condition and results of operations, we have combined the period from January 1, 2005 through May 19, 2005 (Predecessor Company) and the period from May 20, 2005 through December 31, 2005 (Reorganized Company) into the year ended December 31, 2005. This combination was performed as we believe it provides for the best comparison of our operating performance for the respective periods.

Differences occurring in the periods which were caused by the financial statements being prepared on different bases of accounting are indicated in the following discussion of our financial condition and results of operations.

Financial Condition

Liquidity and Capital Resources

General. Cash flows from the operating activities of our casino properties along with borrowings under our revolving credit facility generally constitute our primary source of liquidity. We achieved a significant increase in financial flexibility and a meaningful reduction in interest expense as a result of our May 20, 2005 debt restructuring and emergence from bankruptcy. Our management has implemented programs to improve operating cash flow and will continue to attempt to implement such programs in the upcoming years. These programs include, among others, labor savings through headcount reductions, a more efficient management structure and employee scheduling, changes to our marketing programs and better management of our hotel room blocks. Based upon our current implementation of these programs and current and planned capital expenditures, we expect continued improvement in our cash flows from operations over time resulting in positive cash flows from operations. However, we cannot assure you that these programs will be successful or sustainable.

Cash flow provided by operating activities was $28.8 million during 2006 compared to cash flow used by operating activities of $26.1 million during 2005. This increase in our cash flow from operations reflects improved operating results and lower interest expense following our reorganization.

During 2006, we used $124.6 million for investing activities primarily for capital expenditures relating to renovation and updating of our facilities. These capital expenditures were funded by our available cash and cash flow from operations. Our cash flows provided by investing activities for 2005 included $227.5 million in proceeds from the sale of Trump Indiana. Following our sale of Trump Indiana, $45.0 million of the proceeds were deposited in a cash escrow account pending the finalization of certain adjustments under the sale agreement. Excluding the proceeds from the sale of Trump Indiana and the change in restricted cash, cash used in investing activities increased by $73.0 million in 2005, primarily as a result of increases in our capital expenditures.

We used $32.7 million for financing activities during 2006 primarily to repay our capital leases and a term loan under our Credit Facility (the “Term Loan”). During 2005, we generated $78.0 million from financing activities, including $150.0 million from the Term Loan, $55.0 million contributed by Mr. Trump as a part of our Reorganization, less net repayments of debt of $71.9 million, distributions as a part of our Reorganization of $41.1 million and payment of deferred financing costs of $14.0 million. These cash flows from financing sources were used to fund our operations and capital expenditures.

At December 31, 2006, we had approximately $100.0 million in cash and cash equivalents. Our cash and cash equivalents do not include $27.4 million in restricted cash representing a portion of the proceeds from the sale of Trump Indiana placed in escrow. Any remaining funds in the escrow account will become unrestricted following the settlement of IRS tax audits of Trump Indiana for the years 1998 to 2004.

At December 31, 2006, we had no outstanding borrowings under our Senior Secured Line of Credit, a $147.8 million outstanding term loan on our Credit Facility and $1,249.0 million of Senior Notes. At December 31, 2006, we had outstanding letters of credit of $2.5 million. As of March 14, 2007, subject to the limitations imposed by our debt incurrence covenant, availability under the Credit Facility was approximately $341.2 million. In 2007, we expect to utilize available cash on hand, cash flow from operations, and borrowings under our Credit Facility to fund additional capital expenditures. Included in the Credit Facility availability is a $150.0 million term loan restricted for the Trump Taj Mahal new hotel tower construction.

In order to increase the competitiveness of our casino properties, we have made significant capital expenditures to renovate, update and expand our casinos. For example, we have spent approximately $65 million of a $2500 million capital improvement program to renovate and update our three casino properties. Construction continues on an estimated $250 million new 786-room hotel tower and connecting structure to expand our existing facility at the Trump Taj Mahal. We expect to complete this new hotel tower by mid-2008.

We also implemented a recurring maintenance capital program. Capital expenditures toward the aforementioned projects in 2007 are expected to be as follows:

Renovation and updating capital	$130 to $140 million
Taj Mahal tower	$100 to $110 million
Maintenance and technology	$45 to $ 50 million

2007 estimated range	$275 to $300 million

We believe that cash on hand, available borrowing capacity and cash flows from operations will be sufficient to fund our operating, capital expenditure and debt service obligations. While we believe that our sources of liquidity are sufficient to meet our cash obligations during the next twelve months, our ability to meet our operating and debt service obligations depends on a number of factors, including our existing cash on hand, cash flows generated by our operating subsidiaries and compliance with our debt covenants. We continuously seek investment opportunities in an effort to expand our business beyond our existing properties. If we decide to pursue additional capital projects or invest in additional opportunities, we will need to obtain additional financing in the future.

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

Under the terms of the Credit Facility, we are subject to certain affirmative and negative covenants, including limitations on liens, incurrence of indebtedness, mergers, sales of assets, investments, restricted payments, capital expenditures, agreements with affiliates, our activities and amendment of the indenture governing the Senior Notes, among other limitations. In addition, we must comply with certain financial covenants, including the ratio of consolidated indebtedness to EBITDA, consolidated first lien debt to EBITDA and EBITDA to cash interest expense. We were in compliance with such covenants as of December 31, 2006.

Contractual obligations, as of December 31, 2006, mature as follows (in thousands):

	One year and less	2-3 years	3-5 years	After 5 years	Total
Long-term debt	$1,500	$3,000	$3,000	$1,390,170	$1,397,670
Interest on long-term debt (1)	117,731	235,108	234,636	483,370	1,070,845
Construction commitments (2)	110,000	100,000	—	—	210,000
Services Agreement (3)	2,000	4,000	2,833	—	8,833
Capital leases	10,227	979	—	—	11,206
Operating leases	7,380	11,131	8,352	78,153	105,016

Total	$248,838	$354,218	$248,821	$1,951,693	$2,803,570

(1)	Estimated interest payments on long-term debt are based on principal amounts outstanding, required principal repayments and interest rates at December 31, 2006.
(2)	Construction commitments include amounts due under the Right of First Offer Agreement, as amended and restated, between the Company and Trump Organization LLC.
(3)	Represents obligations under a services agreement between the Company and Mr. Trump.

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

Results of Operations: Operating Revenues and Expenses

Our primary business activities are conducted by Trump Taj Mahal, Trump Plaza and Trump Marina.

The following tables include selected data of our casino properties (in millions).

	Year Ended December 31,
	2006	2005	2004
Gaming revenues
Trump Taj Mahal	$525.4	$512.8	$496.3
Trump Plaza	298.2	299.6	312.9
Trump Marina	255.6	249.1	260.3

Total	$1,079.2	$1,061.5	$1,069.5

Net revenues
Trump Taj Mahal	$502.7	$477.7	$470.0
Trump Plaza	278.8	273.4	284.8
Trump Marina	244.7	241.1	248.1

Total	$1,026.2	$992.2	$1,002.9

	Year Ended December 31,
	2006	2005	2004
Income (loss) from operations
Trump Taj Mahal	$80.4	$173.4	$58.5
Trump Plaza	20.8	32.2	15.6
Trump Marina	35.9	(11.2)	17.7
Corporate and other	(35.6)	(100.8)	(64.0)

Total	$101.5	$93.6	$27.8

Depreciation and amortization (1)
Trump Taj Mahal	$33.9	$38.5	$49.3
Trump Plaza	20.0	18.8	23.5
Trump Marina	14.0	15.7	22.2
Corporate and other	0.2	0.2	0.1

Total	$68.1	$73.2	$95.1

Reorganization (income) expense and other related expenses
Trump Taj Mahal	$—	$(104.5)	$2.7
Trump Plaza	—	(17.4)	1.8
Trump Marina	—	42.1	10.7
Corporate and other	—	62.9	44.1

	$—	$(16.9)	$59.3

(1)	Depreciation and amortization for the years ended December 31, 2006 and 2005 reflect an overall reduction due to the write-down of property and equipment to its appraised value in conjunction with our fresh-start accounting.

Results of Operations for the Years Ended December 31, 2006 and 2005

The following is a discussion of each of our properties’ operating results:

Trump Taj Mahal—Net revenues increased 5.2% to $502.7 million as a result of a $22.8 million increase in our total revenues and a $2.1 million reduction in promotional allowances. Our revenues reflect year over year improvement in all areas of operations including increases in gaming revenues of $12.7 million, room revenues of $2.8 million, food and beverage revenues of $3.3 million and other revenues of $4.0 million. Before consideration of reorganization income of $104.5 million recorded in 2005, our operating expenses increased by $13.4 million, comprised of increases in general and administrative expenses of $7.8 million and increases in all other expenses of $10.2 million partially offset by a $4.6 million decrease in depreciation due to the $49.4 million write-down of net fixed assets during 2005 to reflect fresh-start accounting. The increase in general and administrative costs is principally due to increases in entertainment expenses of $4.0 million, insurance costs of $1.8 million, payroll and related expenses of $1.6 million and advertising expenses of $1.2 million partially offset by reductions in customer comp costs and lower utility costs. The increase in our other expenses reflects increased casino operating costs of $6.5 million, primarily due to higher promotional spending targeted to increase casino revenues, $3.7 million in increased rooms and food and beverage costs relating to the increased revenues and $2.4 million in allowances for doubtful accounts offset by decreases in payroll costs.

Trump Plaza—A $1.5 million decrease in gaming revenues, a $2.4 million decrease in food and beverage revenues and a $1.1 million decrease in rooms and other revenues were offset by a $10.4 million reduction in promotional allowances resulting in increased net revenues of $5.4 million. Our gaming revenue decreased $1.4 million reflecting a decrease in slot revenue of $7.1 million driven by the reduction in slot marketing and coin offers offset by an increase in table games revenues of $5.7 million. Food, beverage and other revenues decreased $2.4 million principally due to the closure of a restaurant for remodeling for eight weeks during 2006.

The $10.4 million decrease in promotional allowances is primarily a result of a $6.3 million decrease in complimentary food and rooms and a $3.6 million decrease in slot coin marketing offers. Before consideration of reorganization income of $17.4 million recorded in 2005, our total costs and expenses decreased $0.6 million. This decrease reflects a $6.4 million decrease in casino and other operating expenses principally due to payroll reductions of $1.7 million and reductions of casino promotions and complimentary expenses of $4.1 million partially offset by increases in general and administrative expenses of $3.7 million primarily due to increased payroll, severance and other related expenses of $2.2 million and increased marketing and advertising costs of $1.3 million, and increased rooms expense of $1.2 million. Our depreciation expense increased by $1.3 million due to the completion of our casino renovation and other completed capital expenditures.

Trump Marina—Net revenues in 2006 increased $3.6 million compared to 2005. Total revenues increased $7.3 million principally due to a $6.5 million increase in gaming revenues. The higher revenues were driven by a $3.6 million increase in promotional allowances which include $3.1 million in additional slot coin offers targeted to increase our slot revenues. General and administrative expenses decreased by $0.6 million reflecting the benefit of a $1.7 million settlement with the South Jersey Transportation Authority, a $1.1 million reduction in payroll costs and a $1.1 million reduction in utility costs due to the full-year benefit of investments in energy saving initiatives which commenced in late 2005 offset by increases in insurance expenses of $1.2 million, payroll and related expenses of $0.8 million, advertising of $0.6 million, property taxes of $0.6 million and other increases of $0.2 million. Depreciation expense decreased $1.8 million reflecting the write-down of fixed assets during 2005 to reflect fresh-start accounting. During 2005, fresh-start accounting expense totaled $42.1 million.

Corporate and Other Expenses—Before consideration of fresh-start accounting and reorganization expenses of $62.9 million and a charge of $8.0 million for ten-year warrants issued to Mr. Trump in connection with the services agreement between the Company and Mr. Trump incurred during 2005, corporate and other expenses increased by approximately $5.7 million for 2006. This increase is due to a $2.3 million increase in development costs principally associated with our unsuccessful efforts to obtain a gaming license in Philadelphia, Pennsylvania, a $2.2 million increase in stock-based compensation and a $1.2 million increase in payroll and other costs.

Interest Income—Interest income increased $7.4 million principally due to higher average cash balances during 2006 as a result of the proceeds received from the sale of Trump Indiana in December 2005.

Interest Expense—Interest expense decreased by approximately $36.3 million, or 21.8%, from the comparable period in 2005. The decrease in interest expense during 2006 was due to the reorganization of our long-term debt in 2005, which resulted in lower principal amounts due and significantly reduced interest rates, repayment of long-term debt of $29.8 million and the capitalization of $1.2 million in interest expense related to our capital construction projects.

Minority Interests—Following our reorganization, minority interests for the Reorganized Company principally consist of the 23.5% limited partnership interest in TER Holdings owned directly and indirectly by Mr. Trump. Minority interests in our loss from continuing operations in 2006 are comprised of $5.5 million relating to Mr. Trump’s ownership interest in TER Holdings and $0.1 million for other minority ownership interests in TER Holdings subsidiaries.

Provision for Income Taxes—Our provision for income taxes on continuing operations reflects an expense of $6.5 million. This provision consists of state income taxes of $4.6 million and a non-cash charge in lieu of income taxes of $1.9 million.

Discontinued Operations—Income from discontinued operations in 2006 reflects the settlement of liabilities assumed in connection with the December 2005 sale of our Trump Indiana riverboat casino.

Results of Operations for the Years Ended December 31, 2005 and 2004

The following is a discussion of each of our properties’ operating results:

Trump Taj Mahal—Net revenues increased by $7.7 million, or 1.6%, to $477.7 million as a result of increased casino revenues of $16.4 million offset by reductions in room, food, beverage and other revenues of $4.5 million and increases in promotional allowances of $4.2 million. This increase in casino revenues was primarily due to an increase in the table game revenues of $20.4 million, offset by a reduction in slot revenues of $4.0 million. Before consideration of the fresh-start accounting benefit of $104.8 million recorded in 2005 and the $2.4 million decrease in 2005 over 2004 reorganization expenses, costs and expenses increased by $0.1 million, comprised of an increase in general and administrative costs of $11.0 million due primarily to increased utility costs of $4.6 million and other general increases in contract entertainment, maintenance expenses and severance provisions for terminated employees, offset by a $10.7 million reduction in depreciation due to the write-down of net fixed assets by $49.4 million to reflect fresh-start accounting.

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

Interest Expense—Interest expense decreased by approximately $59.8 million, or 27.0%, from the comparable period in 2004. The decrease in interest expense was due to our reorganization of our long-term debt which resulted in lower principal amounts due and the associated significantly reduced interest rates.

Minority Interest—Following reorganization, minority interest for the reorganized company represents the 23.5% limited partnership interest in TER Holdings owned directly and indirectly by Mr. Trump. Our minority interest expense reflects an expense or benefit for the proportionate share of income or loss.

Provision for Income Taxes—Our provision for income taxes on continuing operations reflects an expense for income taxes of $13.5 million. This provision consists of state income taxes of $4.8 million and a non-cash charge in lieu of taxes of $8.7 million.

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

Goodwill—We have approximately $226.5 million of goodwill recorded on our balance sheet at December 31, 2006. We regularly evaluate our businesses for potential impairment indicators. Additionally, we perform impairment testing at least annually. Our judgments regarding the existence of impairment indicators are based on, among other things, the regulatory and competitive status and operational performance of each of our businesses. Future events, such as the failure to meet or exceed our operating plans, increased competition or the enactment of increased gaming tax rates, could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Property and Equipment—Our operations are capital intensive and we make capital investments at each of our properties in the form of maintenance capital and, from time to time, expansion and product enhancement capital. At December 31, 2006, we have approximately $1,535.9 million of net property and equipment recorded on our balance sheet. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimates of the useful lives are based on the nature of the assets as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

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

Income Taxes—We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Our income tax returns are subject to examination by various taxing authorities. We regularly assess the potential outcomes of these examinations in determining the adequacy of our provision for income taxes and our income tax liabilities. Inherent in our determination of any necessary reserves are assumptions based on past experiences and judgments about potential actions by taxing authorities. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonable and foreseeable outcome related to uncertain tax matters. When actual results of tax examinations differ from our estimates, we adjust the income tax provision in the period in which the examination issues are settled.

Inflation

There was no significant impact on operations as a result of inflation during 2006, 2005 or 2004.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments is the potential loss in fair value arising from adverse changes in interest rates. The following table provides information about our debt obligations that are sensitive to changes in interest rates. The following table also presents principal cash flows and related weighted average interest rates by expected maturity date of our debt obligations.

	2007	2008	2009	2010	2011	Therafter	Total
Fixed rate debt maturities	$—	$—	$—	$—	$—	$1,248,962	$1,248,962
Average interest rate	8.50%	8.50%	8.50%	8.50%	8.50%	8.50%
Variable rate debt maturities	$1,500	$1,500	$1,500	$1,500	$1,500	$140,250	$147,750
Average interest rate	7.87%	7.87%	7.87%	7.87%	7.87%	7.87%

We currently have no outstanding interest rate swaps. From time to time, we enter into interest rate swap agreements to change the proportion of fixed to variable rate debt within parameters established by management. In accordance with these parameters, the agreements are used to manage interest rate risks and cost inherent in our debt portfolio.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements are included in this report:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets of Trump Entertainment Resorts, Inc. as of December 31, 2006 and 2005 (Reorganized Company)

Consolidated Statements of Operations of Trump Entertainment Resorts, Inc. for the year ended December 31, 2006 and the period from May 20, 2005 through December 31, 2005 (Reorganized Company) and for the period from January 1, 2005 through May 19, 2005 and the year ended December 31, 2004 (Predecessor Company)

Consolidated Statement of Stockholders’ Equity of Trump Entertainment Resorts, Inc. for the year ended December 31, 2006 and the period from May 20, 2005 to December 31, 2005 (Reorganized Company) and for the period from January 1, 2005 through May 19, 2005 and the year ended December 31, 2004 (Predecessor Company)

Consolidated Statements of Cash Flows of Trump Entertainment Resorts, Inc. for the year ended December 31, 2006 and the period from May 20, 2005 through December 31, 2005 (Reorganized Company) and for the period from January 1, 2005 through May 19, 2005 and the year ended December 31, 2004 (Predecessor Company)

Consolidated Balance Sheets of Trump Entertainment Resorts Holdings, L.P. as of December 31, 2006 and 2005 (Reorganized Company)

Consolidated Statements of Operations of Trump Entertainment Resorts Holdings, L.P. for the year ended December 31, 2006 and the period from May 20, 2005 through December 31, 2005 (Reorganized Company) and for the period from January 1, 2005 through May 19, 2005 and the year ended December 31, 2004 (Predecessor Company)

Consolidated Statement of Partners’ Capital of Trump Entertainment Resorts Holdings, L.P. for the year ended December 31, 2006 and the period from May 20, 2005 through December 31, 2005 (Reorganized Company) and for the period from January 1, 2005 through May 19, 2005 and the year ended December 31, 2004 (Predecessor Company)

Consolidated Statements of Cash Flows of Trump Entertainment Resorts Holdings, L.P for the year ended December 31, 2006 and the period from May 20, 2005 through December 31, 2005 (Reorganized Company) and for the period from January 1, 2005 through May 19, 2005 and the year ended December 31, 2004 (Predecessor Company)

Notes to Consolidated Financial Statements

Financial Statement Schedule

Schedule II—Trump Entertainment Resorts, Inc. and Trump Entertainment Resorts Holdings, L.P. Valuation and Qualifying Accounts for the year ended December 31, 2006 and the period from May 20, 2005 through December 31, 2005 (Reorganized Company) and for the period from January 1, 2005 through May 19, 2005 and the year ended December 31, 2004 (Predecessor Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Trump Entertainment Resorts, Inc.:

We have audited the accompanying consolidated balance sheets of Trump Entertainment Resorts, Inc. as of December 31, 2006 and December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2006, the period from May 20, 2005 to December 31, 2005, the period from January 1, 2005 to May 19, 2005 (Predecessor Company), and for the year ended December 31, 2004 (Predecessor Company). Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trump Entertainment Resorts, Inc. at December 31, 2006 and December 31, 2005, and the consolidated results of its operations and its cash flows for the year ended December 31, 2006, the period from May 20, 2005 to December 31, 2005, the period from January 1, 2005 to May 19, 2005 (Predecessor Company), and for the year ended December 31, 2004 (Predecessor Company), in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Trump Entertainment Resorts, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2007, expressed an unqualified opinion thereon.

As discussed in Note 2 to the consolidated financial statements, effective May 20, 2005, the Company received final clearance of all significant contingencies related to the implementation of its plan of reorganization, which had been confirmed on April 5, 2005, by the United States Bankruptcy Court. The Company officially emerged from bankruptcy as of May 20, 2005. In connection with its reorganization, the Company applied fresh-start reporting as of May 20, 2005. The accompanying consolidated balance sheets of the Company at December 31, 2006 and December 31, 2005 and the consolidated results of operations of the Company for the year ended December 31, 2006 and the period from May 20, 2005 to December 31, 2005 reflect the impact of the adjustments required under fresh-start reporting. As a result, the consolidated financial statements of the Company are presented on a basis different from those of the Predecessor Company and therefore are not comparable to prior periods.

As discussed in Note 2 to the consolidated financial statements, in connection with the application of fresh-start reporting as of May 20, 2005, the Company early adopted Financial Accounting Standards Board Statement No. 123R, Share-Based Payment.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

February 19, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners

Trump Entertainment Resorts Holdings L.P.:

We have audited the accompanying consolidated balance sheets of Trump Entertainment Resorts Holdings L.P. as of December 31, 2006 and December 31, 2005, and the related consolidated statements of operations, partners’ capital and cash flows for the year ended December 31, 2006, the period from May 20, 2005 to December 31, 2005, the period from January 1, 2005 to May 19, 2005 (Predecessor Company), and for the year ended December 31, 2004 (Predecessor Company). Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trump Entertainment Resorts Holdings L.P. at December 31, 2006 and December 31, 2005, and the consolidated results of its operations and its cash flows for the year ended December 31, 2006, the period from May 20, 2005 to December 31, 2005, the period from January 1, 2005 to May 19, 2005 (Predecessor Company), and for the year ended December 31, 2004 (Predecessor Company), in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective May 20, 2005, the Company received final clearance of all significant contingencies related to the implementation of its plan of reorganization, which had been confirmed on April 5, 2005, by the United States Bankruptcy Court. The Company officially emerged from bankruptcy as of May 20, 2005. In connection with its reorganization, the Company applied fresh-start reporting as of May 20, 2005. The accompanying consolidated balance sheets of the Company at December 31, 2006 and December 31, 2005 and the consolidated results of operations of the Company for the year ended December 31, 2006 and the period from May 20, 2005 to December 31, 2005 reflect the impact of the adjustments required under fresh-start reporting. As a result, the consolidated financial statements of the Company are presented on a basis different from those of the Predecessor Company and therefore are not comparable to prior periods.

As discussed in Note 2 to the consolidated financial statements, in connection with the application of fresh-start reporting as of May 20, 2005, the Company early adopted Financial Accounting Standards Board Statement No. 123R, Share-Based Payment.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

February 19, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Trump Entertainment Resorts, Inc.

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting and appearing in the accompanying Item 9A Controls and Procedures, that Trump Entertainment Resorts, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Trump Entertainment Resorts, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Trump Entertainment Resorts, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Trump Entertainment Resorts, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trump Entertainment Resorts, Inc. as of December 31, 2006 and December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2006, the period from May 20 to December 31, 2005, the period from January 1, 2005 to May 19, 2005 (Predecessor Company), and for the year ended December 31, 2004 (Predecessor Company) and our report dated February 19, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

February 19, 2007

TRUMP ENTERTAINMENT RESORTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	Reorganized Company
	December 31,
	2006	2005
Current assets:
Cash and cash equivalents	$100,007	$228,554
Restricted cash	27,375	45,005
Accounts receivable, net of allowance for doubtful accounts of $13,032 and $14,153, respectively	45,519	37,128
Accounts receivable, other	8,823	8,612
Inventories	10,816	10,716
Deferred income taxes	10,351	2,289
Other current assets	13,049	12,178

Total current assets	215,940	344,482

Net property and equipment	1,535,852	1,463,142
Other assets:
Goodwill	226,480	238,045
Trademarks	197,000	197,000
Intangible assets, net of accumulated amortization of $2,787 and $1,172, respectively	7,730	9,345
Deferred financing costs, net of accumulated amortization of $4,279 and $1,648, respectively	17,914	20,725
Other assets, net of reserve of $36,203 and $31,847, respectively	59,580	57,024

Total other assets	508,704	522,139

Total assets	$2,260,496	$2,329,763

Current liabilities:
Accounts payable	$30,495	$39,136
Accrued payroll and related expenses	28,099	26,553
Income taxes payable	24,904	36,765
Partnership distribution payable	260	3,041
Accrued interest payable	13,645	11,517
Self-insurance reserves	13,299	12,398
Other current liabilities	34,767	42,748
Current maturities of long-term debt	11,263	30,007

Total current liabilities	156,732	202,165

Long-term debt, net of current maturities	1,396,170	1,407,952
Deferred income taxes	152,414	144,352
Other long-term liabilities	17,017	18,428
Minority interest	125,395	129,708
Stockholders’ equity:
Preferred stock, $1 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value; 75,000,000 shares authorized, 30,990,902 and 27,177,696 shares issued and outstanding, respectively	31	27
Class B Common stock, $0.001 par value; 1,000 shares authorized, 900 shares issued and outstanding	—	—
Additional paid-in capital	457,772	453,659
Accumulated deficit	(45,035)	(26,528)

Total stockholders’ equity	412,768	427,158

Total liabilities and stockholders’ equity	$2,260,496	$2,329,763

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Reorganized Company		Predecessor Company
	Year Ended December 31, 2006	May 20, 2005 through December 31, 2005	January 1, 2005 through May 19, 2005	Year Ended December 31, 2004
Revenues:
Gaming	$1,079,245	$663,140	$398,409	$1,069,463
Rooms	78,211	48,257	26,360	75,996
Food and beverage	123,091	77,806	44,198	127,348
Other	42,365	26,833	12,809	42,608

	1,322,912	816,036	481,776	1,315,415
Less promotional allowances	(296,750)	(188,254)	(117,337)	(312,477)

Net revenues	1,026,162	627,782	364,439	1,002,938

Costs and expenses:
Gaming	494,411	307,384	186,545	498,449
Rooms	31,227	17,922	9,805	27,040
Food and beverage	41,945	26,592	13,767	41,887
General and administrative	279,118	171,561	92,544	245,897
General and administrative—related party	2,363	9,819	775	2,733
Development costs	7,461	5,202	413	1,896
Depreciation and amortization	68,091	37,434	35,753	95,091
Reorganization expense (income) and related costs	—	9,058	(25,967)	59,281
Debt renegotiation costs	—	—	—	2,857

	924,616	584,972	313,635	975,131

Income from operations	101,546	42,810	50,804	27,807

Non-operating income (expense):
Interest income	10,363	2,151	836	1,105
Interest expense	(130,144)	(79,602)	(85,678)	(225,119)
Interest expense—related party	—	—	(1,184)	(2,941)
Other non-operating income, net	—	97	—	1,076

	(119,781)	(77,354)	(86,026)	(225,879)

Loss before income taxes, minority interests, discontinued operations and extraordinary item	(18,235)	(34,544)	(35,222)	(198,072)
Provision for income taxes	(6,451)	(11,421)	(2,074)	(5,697)
Minority interests	5,617	9,631	—	—

Loss from continuing operations	(19,069)	(36,334)	(37,296)	(203,769)

Income from discontinued operations:
Trump Indiana	678	15,658	142,959	20,857
Provision for income taxes	56	(2,839)	(24,211)	(21,858)
Minority interests	(172)	(3,013)	—	—

Trump Indiana, net of income taxes and minority interest	562	9,806	118,748	(1,001)
Trump 29, net of minority interest	—	—	—	7,480
Gain on termination of Trump 29 management contract	—	—	—	6,000

Income from discontinued operations	562	9,806	118,748	12,479

(Loss) income before extraordinary item	(18,507)	(26,528)	81,452	(191,290)
Extraordinary gain on extinguishment of debt	—	—	196,932	—

Net (loss) income	$(18,507)	$(26,528)	$278,384	$(191,290)

Continuing operations	$(0.62)	$(1.19)	$(1.25)	$(6.82)
Discontinued operations	0.02	0.32	3.97	0.42
Extraordinary gain on extinguishment of debt	—	—	6.59	—

Basic and diluted net (loss) income per share	$(0.60)	$(0.87)	$9.31	$(6.40)

Weighted average shares outstanding:
Basic and diluted	30,920,616	30,533,041	29,904,764	29,904,764

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share data)

	Shares	Common Stock	Shares	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Predecessor Company:
Balance at December 31, 2003	32,101,493	$321	1,000	$—	$470,566	$(445,110)	$(20,200)	$5,577
Net (loss)	—	—	—	—	—	(191,290)	—	(191,290)

Balance at December 31, 2004	32,101,493	321	1,000	—	470,566	(636,400)	(20,200)	(185,713)
Net income	—	—	—	—	—	278,384	—	278,384

Balance at May 19, 2005	32,101,493	$321	1,000	$—	$470,566	$(358,016)	$(20,200)	$92,671

Reorganized Company:
Capitalization on May 20, 2005	27,089,849	$27	900	$—	$445,432	$—	$—	$445,459
Compensatory stock warrants expense, net of minority interest of $1,879	—	—	—	—	6,121	—	—	6,121
Warrants converted	52,847	—	—	—	—	—	—	—
Stock-based compensation expense, net of minority interest of $647	—	—	—	—	2,106	—	—	2,106
Issuance of restricted stock	35,000	—	—	—	—	—	—	—
Net (loss)	—	—	—	—	—	(26,528)	—	(26,528)

Balance at December 31, 2005	27,177,696	27	900	—	453,659	(26,528)	—	427,158
Warrants converted	3,377,553	3	—	—	(3)	—	—	—
Stock-based compensation expense, net of minority interest of $1,221	—	—	—	—	3,976	—	—	3,976
Issuance of restricted stock, net	472,462	1	—	—	(1)	—	—	—
Other	(36,809)	—	—	—	141	—	—	141
Net (loss)	—	—	—	—	—	(18,507)	—	(18,507)

Balance at December 31, 2006	30,990,902	$31	900	$—	$457,772	$(45,035)	$—	$412,768

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Reorganized Company		Predecessor Company
	Year Ended December 31, 2006	May 20, 2005 through December 31, 2005	January 1, 2005 through May 19, 2005	Year Ended December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(18,507)	$(26,528)	$278,384	$(191,290)
Adjustments to reconcile net (loss) income to net cash flows provided by (used in) operating activities:
Deferred income taxes	1,930	8,687	—	—
Minority interest in net loss	(5,445)	(6,618)	—	—
Depreciation and amortization	68,091	40,071	38,486	102,705
Amortization of deferred financing costs	2,631	1,519	665	5,740
Provisions for losses on receivables	5,168	2,330	1,445	5,473
Stock-based compensation expense	5,197	2,753	—	—
Valuation allowance—CRDA investments	4,478	2,907	1,731	4,592
Compensatory stock warrants	—	8,000	—	—
Non-cash reorganization (income) expense, net	—	—	(210,117)	39,533
Extraordinary gain on extinguishment of debt	—	—	(196,932)	—
Accretion of discounts on mortgage notes	—	—	—	2,354
Issuance of debt in satisfaction of accrued interest	—	—	—	4,089
Loss on sale of assets	—	—	—	717
Other	(683)	(256)	755	10,479
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(13,528)	(9,505)	546	(9,043)
(Increase) decrease in inventories	(100)	1,219	(485)	174
(Increase) decrease in other current assets	(871)	1,427	(2,143)	(918)
Decrease (increase) in other assets	6,235	1,543	(816)	(6,560)
(Decrease) increase in due to affiliates, net	—	(2,767)	(538)	1,075
(Decrease) increase in accounts payable, accrued expenses and other current liabilities	(26,556)	(16,327)	60,847	795
Increase (decrease) in accrued interest payable	2,128	(73,012)	68,866	73,872
(Decrease) increase in other long-term liabilities	(1,411)	(6,026)	3,835	390

Net cash flows provided by (used in) operating activities including discontinued operations	28,757	(70,583)	44,529	44,177

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(128,959)	(58,752)	(39,033)	(24,585)
Decrease (increase) in restricted cash	17,630	(45,005)	—	—
Purchases of CRDA investments	(13,269)	(7,307)	(6,115)	(13,445)
Cash proceeds from sale of Trump Indiana	—	227,526	—	—
Other	—	—	—	(136)

Net cash flows (used in) provided by investing activities	(124,598)	116,462	(45,148)	(38,166)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from term loan	—	150,000	—	—
Repayments of term loan	(1,500)	(750)	—	—
Repayment of other long-term debt	(28,042)	(21,873)	—	—
Payment of deferred financing costs	(597)	(11,078)	(2,926)	—
Partnership distributions	(3,020)	—	—	—
Contributed capital from reorganization	—	55,000	—	—
Cash distributions to noteholders and stockholders	—	(41,120)	—	—
(Repayments of) borrowings from DIP facility, net	—	(53,958)	18,172	35,786
Repayment of long-term debt, subject to compromise	—	—	(13,439)	(32,203)
Other	453	—	—	—

Net cash flows (used in) provided by financing activities	(32,706)	76,221	1,807	3,583

Net (decrease) increase in cash and cash equivalents	(128,547)	122,100	1,188	9,594
Cash and cash equivalents at beginning of period	228,554	106,454	105,266	95,672

Cash and cash equivalents at end of period	$100,007	$228,554	$106,454	$105,266

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	Reorganized Company
	December 31,
	2006	2005
Current assets:
Cash and cash equivalents	$99,094	$228,550
Restricted cash	27,375	45,005
Accounts receivable, net of allowance for doubtful accounts of $13,032 and $14,153, respectively	45,519	37,128
Accounts receivable, other	8,823	8,612
Inventories	10,816	10,716
Deferred income taxes	672	904
Other current assets	13,049	12,178

Total current assets	205,348	343,093

Net property and equipment	1,535,852	1,463,142

Other assets:
Goodwill	129,024	139,289
Trademarks	197,000	197,000
Intangible assets, net of accumulated amortization of $2,787 and $1,172, respectively	7,730	9,345
Deferred financing costs, net of accumulated amortization of $4,279 and $1,648, respectively	17,914	20,725
Other assets, net of reserve of $36,203 and $31,847, respectively	59,580	57,024

Total other assets	411,248	423,383

Total assets	$2,152,448	$2,229,618

Current liabilities:
Accounts payable	$30,495	$39,136
Accrued payroll and related expenses	28,099	26,553
Income taxes payable	24,904	36,765
Accrued partner distributions	260	3,041
Accrued interest payable	13,645	11,517
Self-insurance reserves	13,299	12,398
Other current liabilities	34,767	42,748
Current maturities of long-term debt	11,263	30,007

Total current liabilities	156,732	202,165

Long-term debt, net of current maturities	1,396,170	1,407,952
Deferred income taxes	38,992	39,224
Other long-term liabilities	17,013	18,424

Partners’ capital:
Partners’ capital	594,230	590,012
Accumulated deficit	(50,689)	(28,159)

Total partners’ capital	543,541	561,853

Total liabilities and partners’ capital	$2,152,448	$2,229,618

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Reorganized Company		Predecessor Company
	Year Ended December 31, 2006	May 20, 2005 through December 31, 2005	January 1, 2005 through May 19, 2005	Year Ended December 31, 2004
Revenues:
Gaming	$1,079,245	$663,140	$398,409	$1,069,463
Rooms	78,211	48,257	26,360	75,996
Food and beverage	123,091	77,806	44,198	127,348
Other	42,365	26,833	12,809	42,608

	1,322,912	816,036	481,776	1,315,415
Less promotional allowances	(296,750)	(188,254)	(117,337)	(312,477)

Net revenues	1,026,162	627,782	364,439	1,002,938
Costs and expenses:
Gaming	494,411	307,384	186,545	498,449
Rooms	31,227	17,922	9,805	27,040
Food and beverage	41,945	26,592	13,767	41,887
General and administrative	279,118	171,561	92,544	245,897
General and administrative—related party	2,363	9,819	775	2,733
Development costs	7,461	5,202	413	1,896
Depreciation and amortization	68,091	37,434	35,753	95,091
Reorganization (income) expense and related costs	—	9,058	(25,967)	59,281
Debt renegotiation costs	—	—	—	2,857

	924,616	584,972	313,635	975,131

Income from operations	101,546	42,810	50,804	27,807
Non-operating income (expense):
Interest income	10,335	2,151	836	1,105
Interest expense	(130,144)	(79,602)	(85,678)	(225,119)
Interest expense—related party	—	—	(1,184)	(2,941)
Other non-operating income, net	—	97	—	1,076

	(119,809)	(77,354)	(86,026)	(225,879)

Loss before income taxes, minority interest, discontinued operations and extraordinary item	(18,263)	(34,544)	(35,222)	(198,072)
Provision for income taxes	(5,151)	(6,434)	(2,074)	(5,697)
Minority interest	150	—	—	—

Loss from continuing operations	(23,264)	(40,978)	(37,296)	(203,769)

Income (loss) from discontinued operations:
Trump Indiana	678	15,658	142,959	20,857
Provision for income taxes	56	(2,839)	(24,211)	(21,858)

Trump Indiana, net of income taxes	734	12,819	118,748	(1,001)
Trump 29	—	—	—	7,480
Gain on termination of Trump 29 management contract	—	—	—	6,000

Income from discontinued operations	734	12,819	118,748	12,479

(Loss) income before extraordinary item	(22,530)	(28,159)	81,452	(191,290)
Extraordinary gain on extinguishment of debt	—	—	196,932	—

Net (loss) income	$(22,530)	$(28,159)	$278,384	$(191,290)

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands)

	Partners’ Capital	Accumulated Deficit	Treasury Stock	Total Partners’ Capital
Predecessor Company:
Balance at December 31, 2003	$667,503	$(641,387)	$(20,200)	$5,916
Net (loss)	—	(191,290)	—	(191,290)

Balance at December 31, 2004	667,503	(832,677)	(20,200)	(185,374)
Net income	—	278,384	—	278,384

Balance at May 19, 2005	$667,503	$(554,293)	$(20,200)	$93,010

Reorganized Company:
Capitalization of partnership on May 20, 2005	$582,300	$—	$—	$582,300
Stock-based compensation expense	2,753	—	—	2,753
Compensatory stock warrants	8,000	—	—	8,000
Partnership distributions	(3,041)	—	—	(3,041)
Net (loss)	—	(28,159)	—	(28,159)

Balance at December 31, 2005	590,012	(28,159)	—	561,853
Stock-based compensation expense	5,197	—	—	5,197
Partnership distributions	(979)	—	—	(979)
Net (loss)	—	(22,530)	—	(22,530)

Balance at December 31, 2006	$594,230	$(50,689)	$—	$543,541

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Reorganized Company		Predecessor Company
	Year Ended December 31, 2006	May 20, 2005 through December 31, 2005	January 1, 2005 through May 19, 2005	Year Ended December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(22,530)	$(28,159)	$278,384	$(191,290)
Adjustments to reconcile net (loss) income to net cash flows provided by (used in) operating activities:
Deferred income taxes	630	3,700	—	—
Minority interest in net loss	(150)	—	—	—
Depreciation and amortization	68,091	40,071	38,486	102,705
Amortization of deferred financing costs	2,631	1,519	665	5,740
Provisions for losses on receivables	5,168	2,330	1,445	5,473
Stock-based compensation expense	5,197	2,753	—	—
Valuation allowance—CRDA allowance	4,478	2,907	1,731	4,592
Compensatory stock warrants	—	8,000	—	—
Non-cash reorganization income, net	—	—	(210,117)	39,533
Extraordinary gain on extinguishment of debt	—	—	(196,932)	—
Accretion of discounts on mortgage notes	—	—	—	2,354
Issuance of debt in satisfaction of accrued interest	—	—	—	4,089
Loss on sale of assets	—	—	—	717
Other	(683)	(256)	755	10,479
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(13,528)	(9,505)	546	(9,043)
(Increase) decrease in inventories	(100)	1,219	(485)	174
(Increase) decrease in other current assets	(871)	1,427	(2,143)	(918)
Decrease (increase) in other assets	6,235	1,543	(816)	(6,560)
(Decrease) increase in due to affiliates, net	—	(2,767)	(538)	1,075
(Decrease) increase in accounts payable, accrued expenses and other current liabilities	(26,556)	(16,323)	60,847	795
Increase (decrease) in accrued interest payable	2,128	(73,012)	68,866	73,872
(Decrease) increase in other long-term liabilities	(1,411)	(6,030)	3,835	390

Net cash flows provided by (used in) operating activities including discontinued operations	28,729	(70,583)	44,529	44,177

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(128,959)	(58,752)	(39,033)	(24,585)
Decrease (increase) in restricted cash	17,630	(45,005)	—	—
Purchases of CRDA investments	(13,269)	(7,307)	(6,115)	(13,445)
Cash proceeds from sale of Trump Indiana	—	227,526	—	—
Other	—	—	—	(136)

Net cash flows (used in) provided by investing activities	(124,598)	116,462	(45,148)	(38,166)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from term loan	—	150,000	—	—
Repayments of term loan	(1,500)	(750)	—	—
Repayment of other long-term debt	(28,042)	(21,873)	—	—
Payment of deferred financing costs	(597)	(11,078)	(2,926)	—
Partnership distributions	(3,760)	—	—	—
Contributed capital from reorganization	—	55,000	—	—
Cash distributions to noteholders and stockholders	—	(41,120)	—	—
(Repayments of) borrowings from DIP facility, net	—	(53,958)	18,172	35,786
Repayment of long-term debt, subject to compromise	—	—	(13,439)	(32,203)
Other	312	—	—	—

Net cash flows (used in) provided by financing activities	(33,587)	76,221	1,807	3,583

Net (decrease) increase in cash and cash equivalents	(129,456)	122,100	1,188	9,594
Cash and cash equivalents at beginning of period	228,550	106,450	105,262	95,668

Cash and cash equivalents at end of period	$99,094	$228,550	$106,450	$105,262

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(1)	Organization

The accompanying consolidated financial statements include those of Trump Entertainment Resorts, Inc. (“TER,” formerly Trump Hotels & Casino Resorts, Inc.), a Delaware corporation, its majority-owned subsidiary, Trump Entertainment Resorts Holdings, L.P. (“TER Holdings,” formerly Trump Hotels & Casino Resorts Holdings, L.P. “THCR”), a Delaware limited partnership, and their respective subsidiaries. Except where otherwise noted, the words “we,” “us,” “our” and similar terms, as well as “Company,” refer to TER and all of its subsidiaries. Through TER Holdings and its wholly owned subsidiaries we own and operate the Trump Taj Mahal Casino Resort (“Trump Taj Mahal”), Trump Plaza Hotel and Casino (“Trump Plaza”) and Trump Marina Hotel Casino (“Trump Marina”) each in Atlantic City, New Jersey. During September 2005, TER Keystone Development Co., LLC (“TER Keystone”) was formed by TER Holdings to pursue a gaming license in Philadelphia, Pennsylvania, see Note 18. Prior to the December 2005 sale of our former subsidiary Trump Indiana, Inc. (“Trump Indiana”), we also owned and operated a riverboat casino in Gary, Indiana. See Note 14 for additional information regarding this discontinued operation.

TER beneficially owns an approximate 76.5% profits interest in TER Holdings, as both a general and limited partner, and Donald J. Trump (“Mr. Trump”) owns directly and indirectly an approximate 23.5% profits interest in TER Holdings, as a limited partner. Mr. Trump’s limited partnership interests are exchangeable at Mr. Trump’s option into 9,377,484 shares of TER’s Common Stock, par value $0.001 per share (the “TER Common Stock”) (subject to certain adjustments), which, if exchanged, would give Mr. Trump an aggregate ownership of approximately 26.3% of the TER Common Stock (including shares currently held directly by Mr. Trump) or approximately 28.8% assuming currently exercisable warrants held by Mr. Trump were exercised. Mr. Trump also holds 900 shares of TER’s Class B Common Stock, par value $0.001 per share (the “Class B Common Stock”). The Class B Common Stock has the voting equivalency of the 9,377,484 shares of TER Common Stock for which his limited partnership interests in TER Holdings may be exchanged, and generally votes on all matters with the TER Common Stock as a single class. The Class B Common Stock is redeemable at par to the extent that Mr. Trump exchanges his limited partnership interests in TER Holdings for TER Common Stock and is not entitled to receive any dividends.

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

On April 5, 2005, the Bankruptcy Court entered an order confirming the Second Amended and Restated Joint Plan of Reorganization, dated March 30, 2005, of the Debtors, as amended (the “Plan”). The Plan became effective on May 20, 2005 (the “Effective Date”), at which time all material conditions to the Plan were satisfied and the Debtors emerged from Chapter 11.

From the filing of the Chapter 11 petition to the Effective Date, our Predecessor Company operated as debtors-in-possession under the jurisdiction of the Bankruptcy Court. Accordingly, the consolidated financial statements for periods from the filing of the Chapter 11 petition through the emergence from Chapter 11 were prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). SOP 90-7 required the reporting of pre-petition liabilities subject to compromise separately on the balance sheet at an estimate of the amount ultimately allowable by the Bankruptcy Court. SOP 90-7 also required separate reporting of certain expenses relating to the Debtors’ Chapter 11 filings as reorganization items. See Note 10 for a summary of reorganization expenses.

Upon emergence from Chapter 11, we adopted fresh-start reporting in accordance with SOP 90-7. Under fresh-start reporting, a new entity was deemed to have been created for financial reporting purposes and the recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values.

As a result of the adoption of fresh-start reporting, the Reorganized Company’s post-emergence financial statements are generally not comparable with the financial statements of the Predecessor Company prior to its emergence from bankruptcy, including the historical financial statements included in this annual report. Due to the adoption of fresh-start reporting, the Predecessor and Reorganized Company financial statements are prepared on different bases. See Note 10 for a condensed balance sheet which shows the impact of fresh-start accounting at May 20, 2005.

Under the terms of the Plan, any of the Reorganized Company’s Senior Secured Notes, cash, common stock or Class A Warrants issued to the Plan’s disbursing agent and not distributed as of May 20, 2006, reverted to the Reorganized Company. Undistributed amounts included $1,038 in Senior Secured Notes, $414 in cash and 36,809 shares of TER Common Stock. Goodwill has been reduced by $1,442 and our Senior Secured Notes have been reduced by $1,038 to reflect this matter.

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

Restricted Cash—Restricted cash represents a portion of the proceeds from the sale of Trump Indiana placed in an escrow account pending the payment and resolution of various liabilities relating to the sold entity.

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

Capitalized Interest—We capitalize interest for associated borrowing costs of construction projects. Capitalization of interest ceases when the asset is substantially complete and ready for its intended use. Interest capitalized during the year ended December 31, 2006 was $1,215.

Impairment of Long-lived Assets—When events or circumstances indicate that the carrying amount of long-lived assets to be held and used might not be recoverable, the expected future undiscounted cash flows from the assets are estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows was less than the carrying amount of the assets, an impairment loss would be recorded. The impairment loss would be measured on a location by location basis by comparing the fair value of the asset with its carrying amount. Long-lived assets that are held for disposal are reported at the lower of the assets’ carrying amount or fair value less costs related to the assets’ disposition.

Intangible Assets—We amortize intangible assets over their estimated useful lives. Our trademarks have indefinite lives and are subject to impairment testing at least annually.

Goodwill—Goodwill represents our reorganization value in excess of amounts allocable to identifiable assets. Goodwill is subject to impairment testing at least annually. Goodwill was allocated to our operating entities based primarily upon an independent appraisal.

Deferred Financing Costs—Financing costs, including underwriters’ discounts and direct transactional fees associated with the issuance of debt, are capitalized as deferred financing costs and are amortized to interest expense over the terms of the related debt.

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

Promotional Allowances—The retail value of accommodations, food, beverage and other services provided to patrons without charge is included in revenues and deducted as promotional allowances. The estimated costs of providing such promotional allowances are included in gaming costs and expenses in the accompanying consolidated statements of operations and consist of the following:

	Reorganized Company		Predecessor Company
	Year Ended December 31, 2006	May 20, 2005 through December 31, 2005	January 1, 2005 through May 19, 2005	Year Ended December 31, 2004
Rooms	$26,950	$18,332	$11,479	$29,117
Food and beverage	74,396	45,787	28,343	73,077
Other	9,886	5,335	2,630	8,133

	$111,232	$69,454	$42,452	$110,327

Cash discounts based upon a negotiated amount with each affected patron are recognized as promotional allowances on the date the related revenue is recorded. Cash-back program awards that are given to patrons based upon earning points for future awards are accrued as the patron earns the points. The amounts are recorded as promotional allowances in the statements of operations.

Advertising Expense—We expense advertising costs as they are incurred. Advertising expense was $14,038, $7,232, $4,378 and $11,937 for the year ended December 31, 2006, the period from May 20, 2005 through December 31, 2005, the period from January 1, 2005 through May 19, 2005 and the year ended December 31, 2004, respectively.

Derivative Instruments and Hedging Activities—We account for derivative instruments and hedging activities under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivatives Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133.” We recognize derivatives on the balance sheet at fair value.

We currently have no outstanding interest rate swaps. From time to time, we enter into interest rate swap agreements to change the proportion of fixed to variable rate debt within parameters established by management. In accordance with these parameters, the agreements are used to manage interest rate risks and cost inherent in our debt portfolio.

Income Taxes—The provision for income taxes included in the respective statements of operations of TER and TER Holdings differs because of the tax status of these entities. TER Holdings’ provision for income taxes includes only state income tax provisions and balances because of its status as a partnership for federal tax purposes.

Minority Interests—TER reports Mr. Trump’s direct and indirect 23.5% limited partnership interest in TER Holdings and other parties’ interests in its less than 100%-owned, consolidated subsidiaries as minority interests. Minority interests are adjusted by the proportionate share of the less than 100%-owned subsidiaries’ earnings (losses) and partner distributions to the minority interest holders.

Stock-based Compensation—Effective May 20, 2005, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires the fair value of equity awards for new awards and previously granted awards that are not yet fully vested on the adoption date to be recognized in the financial statements. Compensation expense is recognized on a straight-line basis over the vesting period.

Our Predecessor Company followed the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its stock-based compensation awards. Under APB 25, no compensation expense was reflected in net income as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Reclassifications—Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.

Recently Issued Accounting Pronouncements—In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are effective for our fiscal year beginning January 1, 2008. We are currently evaluating the impact, if any, of the provisions of SFAS 157.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered when quantifying a current year misstatement. The provisions of SAB 108 were effective for our fiscal year ended December 31, 2006 and did not have an effect on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for our fiscal year beginning January 1, 2007. We do not expect that the adoption of FIN 48 will have a material effect on our consolidated financial statements.

(3)	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2006	2005
Land and land improvements	$467,069	$463,239
Building and building improvements	972,314	927,959
Furniture fixtures and equipment	155,532	101,105
Construction in progress	43,073	7,254

	1,637,988	1,499,557
Less accumulated depreciation and amortization	(102,136)	(36,415)

Net property and equipment	$1,535,852	$1,463,142

(4)	Intangible Assets and Goodwill

Intangible assets consist of the following:

	As of December 31, 2006			As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trademarks	$197,000		$197,000	$197,000		$197,000
Other intangible assets:
Leasehold interests (weighted average useful life—1.6 years)	$517	$(479)	$38	$517	$(292)	$225
Customer relationships (weighted average useful life—7 years)	10,000	(2,308)	7,692	10,000	(880)	9,120

Total other intangible assets	$10,517	$(2,787)	$7,730	$10,517	$(1,172)	$9,345

These intangible assets were recorded at May 20, 2005, as a part of our fresh-start reporting, see Note 10. We recorded amortization expense of $1,615 for the year ended December 31, 2006 and $1,172 for the period from May 20, 2005 through December 31, 2005.

Future amortization expense of our amortizable intangible assets for each of the years ended December 31, is as follows:

2007	$1,436
2008	1,436
2009	1,436
2010	1,436
2011	1,436
Thereafter	550

A rollforward of goodwill for the period from May 20, 2005 to December 31, 2006 is as follows:

	TER	TER Holdings
Balance, May 20, 2005	$372,932	$274,176
Adjustment to pre-acquisition contingencies	(20,000)	(20,000)
Adjustment to reflect sale of Trump Indiana	(104,029)	(104,029)
Charge in lieu of income taxes	(8,687)	(8,687)
Other	(2,171)	(2,171)

Balance, December 31, 2005	238,045	139,289
Undistributed amounts in connection with Predecessor Company’s reorganization plan	(1,442)	(1,442)
Reduction in Trump Indiana income tax accrual	(8,193)	(8,193)
Charge in lieu of income taxes	(1,930)	(630)

Balance, December 31, 2006	$226,480	$129,024

The difference in goodwill between TER Holdings and TER is primarily related to the recognition of an additional federal deferred tax liability due to TER’s status as a corporation.

(5)	Long-term Debt

Long-term debt consists of the following:

	December 31,
	2006	2005
Long-term debt:
Senior Secured Credit Facility:
Senior Secured Line of Credit, expires May 20, 2010, interest payable at least quarterly at either LIBOR or prime plus a margin	$—	$—
Term Loan, matures May 20, 2012, interest and principal payments due quarterly at either LIBOR and/or prime plus a margin (7.87% at December 31, 2006)	147,750	149,250

	147,750	149,250
Senior Secured Notes, due June 1, 2015, interest payable semi-annually at 8.5%, interest payments due June 1 and December 1	1,248,962	1,250,000
Other:
Capitalized lease obligations, payments due at various dates from 2007 through 2009, secured by slot and other equipment, interest at 4.3% to 20.0%	10,721	38,709

Total long-term debt	1,407,433	1,437,959

Less: current maturities	(11,263)	(30,007)

Long-term debt, net of current maturities	$1,396,170	$1,407,952

Senior Secured Credit Facility—On May 20, 2005, TER and TER Holdings entered into an agreement for a $500,000 senior secured credit facility, as amended, (the “Credit Facility”) with a group of lenders. Pursuant to the Credit Facility, the lenders have agreed to provide TER Holdings (i) a revolving credit facility in the amount of $200,000, (ii) a single-draw term loan facility in the amount of $150,000, which was drawn on the Effective Date, and (iii) a delayed draw term loan facility in the amount of $150,000, which may be drawn in multiple borrowings through May 20, 2007. The Credit Facility also includes a sub-facility for letters of credit in an amount of up to $70,000. At December 31, 2006, we have outstanding letters of credit of $2,483 under the Credit Facility.

Some of the proceeds from the term loans were utilized to pay off amounts outstanding under the debtor-in-possession financing, which occurred on the Effective Date and the remaining proceeds may be used to (i) fund the construction of a new tower at the Trump Taj Mahal, (ii) pay fees and expenses in connection with our restructuring, and (iii) provide for ongoing working capital and general corporate needs; provided that $150,000 of the term loan is restricted to fund construction of the new tower at the Trump Taj Mahal. The revolving portion of the Credit Facility may be used to fund ongoing working capital requirements of TER Holdings and its subsidiaries and other general corporate purposes. The revolving credit facility matures on May 20, 2010. The term loan matures on May 20, 2012, and must be repaid during the final year of such loans in equal quarterly amounts, subject to amortization of approximately 1.0% per year prior to the final year.

Borrowings under the Credit Facility are secured by a first priority security interest on substantially all the assets of TER Holdings and its subsidiaries. TER Holdings’ obligations under the Credit Facility are guaranteed by TER and each of its direct and indirect subsidiaries except TER Keystone. We and our subsidiaries are subject to a number of affirmative and negative covenants and must comply with certain financial covenants including maintenance of a leverage ratio of 8.75 to 1, a first lien coverage ratio of 2.25 to 1 and an interest coverage ratio of 1.35 to 1. The Credit Facility restricts our ability to make certain distributions or pay dividends. At December 31, 2006, we were in compliance with the covenants.

Senior Secured Notes—On the Effective Date, TER Holdings and its wholly owned finance subsidiary, Trump Entertainment Resorts Funding, Inc. (“TER Funding”), issued $1,250,000 of Senior Secured Notes (“Senior Notes”). These Senior Notes were used to pay distributions under the Plan. The Senior Notes due June 1, 2015, bear interest at 8.5% per annum. $1,038 of the Senior Secured Notes were returned to us under the terms of the Predecessor Company’s Bankruptcy Plan and retired during 2006.

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

TER Holdings and TER Funding are co-issuers of the Senior Notes. All other subsidiaries of TER Holdings, except TER Keystone (the “Guarantors”), are guarantors of the Senior Notes on a joint and several basis.

The Senior Notes are senior obligations of the issuers and are guaranteed on a senior basis by the Guarantors and rank senior in right of payment to the issuers’ and Guarantors’ future subordinated indebtedness. The Senior Notes are secured by substantially all of our real property and incidental personal property, subject to liens securing amounts borrowed under the Credit Facility and certain permitted prior liens. Because amounts borrowed under the Credit Facility are secured by substantially all the assets of the issuers and the Guarantors on a priority basis, the Senior Notes are effectively subordinated to amounts borrowed under the Credit Facility.

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

Mortgage Notes (Predecessor Company)—Prior to the filing of the Chapter 11 petition, we and certain of our subsidiaries had issued first and second mortgage notes (“Mortgage Notes”). On May 20, 2005, these Mortgage Notes were cancelled as a result of the reorganization described in Note 2. Upon consummation of the Plan, the Mortgage Notes were exchanged for cash, Senior Notes and TER Common Stock (subject to an election mechanism whereby holders of such notes could maximize the Senior Notes or TER Common Stock received by such holders). Holders of first Mortgage Notes were also entitled to receive the proceeds of the exercise of Class A Warrants issued on the Effective Date, or, to the extent Class A Warrants are not exercised, the shares of TER Common Stock reserved for issuance upon exercise of such warrants, as well as other consideration pursuant to the Plan. The difference between the carrying value of the Mortgage Notes and the value received in exchange has been recorded as an extraordinary gain in the Predecessor Company’s statement of operations for the period January 1, 2005 through May 19, 2005.

Long-term debt and capital lease obligations mature as follows:

Year Ended December 31,	Long-term debt	Capital lease obligations	Total
2007	$1,500	$10,227	$11,727
2008	1,500	958	2,458
2009	1,500	21	1,521
2010	1,500	—	1,500
2011	1,500	—	1,500
Thereafter	1,389,212	—	1,389,212

Total	1,396,712	11,206	1,407,918
Less: amount representing interest	—	(485)	(485)

Total	$1,396,712	$10,721	$1,407,433

(6)	Income Taxes

Our income tax provision (benefit) attributable to continuing operations and discontinued operations is as follows:

	Reorganized Company		Predecessor Company
	Year Ended December 31, 2006	May 20, 2005 through December 31, 2005	January 1, 2005 through May 19, 2005	Year Ended December 31, 2004
Continuing operations	$6,451	$11,421	$2,074	$5,697
Discontinued operations	(56)	2,839	24,211	21,858

	$6,395	$14,260	$26,285	$27,555

The income tax provision attributable to income (loss) from continuing operations before income taxes is as follows:

	Reorganized Company		Predecessor Company
	Year Ended December 31, 2006	May 20, 2005 through December 31, 2005	January 1, 2005 through May 19, 2005	Year Ended December 31, 2004
Current—federal	$—	$—	$—	$—
Deferred—federal	—	—	—	—

Provision for federal income taxes	—	—	—	—

Current—state	4,521	2,734	2,074	5,697
Deferred—state	—	—	—	—

Provision for state income taxes	4,521	2,734	2,074	5,697

Non-cash charge in lieu of taxes	1,930	8,687	—	—

	$6,451	$11,421	$2,074	$5,697

Our current federal income tax provision reflects the utilization of net operating loss carryforwards and our deferred income tax provision reflects the impact of changes to the valuation allowances. The non-cash charge in lieu of taxes represents the utilization of pre-reorganization tax benefits that are reflected as a reduction to goodwill. The difference between TER’s and TER Holdings’ tax provision is due to a federal non-cash charge-in-lieu of taxes of $1,300 because of TER’s status as a corporation for federal income taxes.

A reconciliation of our federal income tax at the federal statutory rate to our income tax provision from continuing operations is as follows:

	Reorganized Company		Predecessor Company
	Year Ended December 31, 2006	May 20, 2005 through December 31, 2005	January 1, 2005 through May 19, 2005	Year Ended December 31, 2004
Federal statutory rate	$(6,382)	$(12,090)	$(12,328)	$(69,325)
State taxes, net of federal benefit	2,939	1,777	1,348	3,703
Permanent differences, net	1,170	14,051	12,583	8,344
Non-cash charge-in-lieu of income taxes	1,930	8,687	—	—
Valuation allowance	6,794	(1,123)	414	62,975
Other, net	—	119	57	—

	$6,451	$11,421	$2,074	$5,697

The tax effects of significant temporary differences representing deferred tax assets and liabilities, subject to valuation allowances are as follows:

	TER		TER Holdings
	December 31,		December 31,
	2006	2005	2006	2005
Deferred tax assets:
Accruals and prepayments	$58,745	$68,680	$15,620	$18,081
NOL carryforwards	75,817	74,798	35,225	41,328

	134,562	143,478	50,845	59,409
Less: Valuation allowance	(90,815)	(132,858)	(41,455)	(56,544)

	43,747	10,620	9,390	2,865

Deferred tax liabilities:
Basis differences on property and equipment, net	(117,501)	(83,836)	(29,283)	(22,614)
Trademarks and other	(68,309)	(68,847)	(18,427)	(18,571)

	(185,810)	(152,683)	(47,710)	(41,185)

Net deferred income tax liability	$(142,063)	$(142,063)	$(38,320)	$(38,320)

Net Operating Loss Carryforwards

Utilization of Predecessor Company federal net operating loss carryforwards (“NOLs”) available to the Reorganized Company is limited pursuant to Section 382 of the Internal Revenue Code. As of December 31, 2006, we have federal NOLs of approximately $143,100 available to offset future taxable income of which approximately $60,300 are limited to approximately $6,300 annually for five years and approximately $2,000 annually thereafter. The federal NOLs expire from 2011 through 2026.

Under the New Jersey Casino Control Act, Trump Taj Mahal, Trump Plaza and Trump Marina are required to file New Jersey corporation business tax returns. As of December 31, 2006, Trump Taj Mahal, Trump Plaza and, Trump Marina had NOLs of approximately $39,500, $250,900 and $100,900, respectively, for New Jersey state income tax purposes. The New Jersey state NOLs expire from 2007 through 2013.

Predecessor Company net operating losses utilized to offset taxable income of the Reorganized Company will be recorded in our provision for income taxes as a non-cash charge in lieu of taxes and as a reduction to goodwill, if available, and additional paid-in-capital to the extent goodwill would be reduced to zero.

Federal and State Income Tax Audits

Certain of our subsidiaries are currently involved in examinations with the Internal Revenue Service (“IRS”) concerning their federal partnership income tax returns for the tax years 2002 through 2004. While any adjustments resulting from this examination could affect their specific state income tax returns, we do not believe that adjustments, if any, will have a material adverse effect on their financial condition or results of operations.

At December 31, 2006, we have accrued $4,700 to reflect Trump Indiana’s expected federal and state income tax amounts due (including interest) related to Trump Indiana’s IRS audit for the years 1996 through 2004 and the impact on the period from January 1, 2005 through December 21, 2005, the date of the sale of Trump Indiana to Majestic Star Casino, LLC (“Majestic Star”). In accordance with the terms of the Stock Purchase Agreement with Majestic Star (the “Stock Purchase Agreement”), TER Holdings has retained the liability for expected federal and state income taxes (including interest) related to Trump Indiana, Inc. for the tax years 1995 through December 21, 2005. In June 2006, we reached a settlement with the IRS for the years 1995 through 1997. Based upon this settlement and additional discussions with the IRS, management reduced the estimated accrual by $8,193 for the years 1995 through 2005 and has reduced goodwill accordingly.

State income taxes for our New Jersey operations are computed under the alternative minimum assessment method. We believe our New Jersey partnerships are exempt from these taxes and, as such, have not remitted payments of the amounts provided. The New Jersey Division of Taxation has issued an assessment to collect the unpaid taxes for the tax years 2002 and 2003. At December 31, 2006, we have accrued $23,800 for taxes and interest relating to this alternative minimum tax assessment for 2002 and 2003, as well as the open years 2004 through 2006. We are currently in discussions with the New Jersey Division of Taxation regarding settlement of these assessments.

Tax Distributions

TER Holdings’ partnership agreement requires distributions to its partners, TER and Mr. Trump, sufficient in amount to cover all federal, state and local income taxes incident to their ownership of TER Holdings, including special allocations of income, gains, losses, deductions and credits. TER Holdings has recorded distributions of $979 for the year ended December 31, 2006 and $3,041 for the period May 20, 2005 through December 31, 2005. In addition, the partnership agreement contains an indemnification clause which may result in additional payments to Mr. Trump upon the disposition of the Trump Taj Mahal Casino Resort property, Trump Plaza Hotel and Casino property or Trump Marina Hotel Casino property. The amount of these indemnification payments would be sufficient in amount to cover the impact of the disposition on Mr. Trump’s federal, state and local income tax positions up to $100,000 and would only be due if Mr. Trump does not consent to the transaction.

(7)	Earnings Per Share

The computations of basic and diluted (loss) earnings per share are as follows:

	(in thousands, except share and per share data)
	Reorganized Company		Predecessor Company
	Year Ended December 31, 2006	May 20, 2005 through December 31, 2005	January 1, 2005 through May 19, 2005	Year Ended December 31, 2004
Numerator for basic and diluted earnings per share:
Loss from continuing operations	$(19,069)	$(36,334)	$(37,296)	$(203,769)
Income from discontinued operations	562	9,806	118,748	12,479
Extraordinary gain on extinguishment of debt	—	—	196,932	—

Net (loss) income	$(18,507)	$(26,528)	$278,384	$(191,290)

Denominator:
Denominator for basic and diluted earnings per share—
Weighted average shares outstanding including Class A Warrants	30,920,616	30,533,041	29,904,764	29,904,764

Basic and diluted net (loss) income per share:
Continuing operations	$(0.62)	$(1.19)	$(1.25)	$(6.82)
Discontinued operations	0.02	0.32	3.97	0.42
Extraordinary gain on extinguishment of debt	—	—	6.59	—

Net (loss) income	$(0.60)	$(0.87)	$9.31	$(6.40)

Potentially dilutive common shares excluded from the computation of diluted (loss) earnings per share due to anti-dilution are as follows:

	Reorganized Company		Predecessor Company
	December 31, 2006	May 20, 2005 Through December 31, 2005	January 1, 2005 Through May 19, 2005	December 31, 2004
Potentially dilutive common shares:
Class B Common Stock	9,377,484	9,377,484	13,918,723	13,918,723
Ten year warrants	1,446,706	1,446,706	—	—
Restricted stock	—	265,000	—	—
Employee stock options	300,000	300,000	2,474,500	2,474,500

Total	11,124,190	11,389,190	16,393,223	16,393,223

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

In accordance with the provisions of SFAS 123R, general and administrative expenses include compensation expense for our stock option and restricted stock awards of $5,197 and $2,753 for the year ended December 31, 2006 and the period from May 20, 2005 through December 31, 2005, respectively.

A summary of activity under the 2005 Stock Plan for restricted stock for the period from May 20, 2005 to December 31, 2006, is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding May 20, 2005	—	$—
Granted	350,000	18.05
Vested	(35,000)	17.75

Outstanding December 31, 2005	315,000	18.07
Granted	158,400	20.37
Vested	(175,833)	18.83
Forfeited	(1,238)	20.13

Outstanding December 31, 2006	296,329	18.86

Restricted Stock—At December 31, 2006, the remaining unrecognized compensation expense for nonvested restricted stock to be recognized over the remaining contractual life was $2,389. The weighted-average remaining contractual life of outstanding restricted stock grants at December 31, 2006 was 1.0 year.

Subsequent to December 31, 2006, 77,376 shares of additional restricted stock were awarded to employees with unrecognized compensation expense of $1,370 to be recognized over the contractual life. The weighted-average contractual life of these grants was 2 years.

Stock Options—The following table summarizes stock option information at December 31, 2006:

Range of Exercise Prices	Outstanding as of December 31, 2006	Weighted-average Remaining Contractual Life	Outstanding Weighted-average Exercise Price	Exercisable as of December 31, 2006	Exercisable Weighted-average Exercise Price
$17.75	300,000	8.7 years	$17.75	—	$—

These stock options, which were granted during the period from May 20, 2005 through December 31, 2005, vest in 100,000 share increments on July 1, 2007, 2008 and 2009. At December 31, 2006, the remaining unrecognized compensation expense for nonvested stock options to be recognized over the remaining contractual life was $1,638.

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

A summary of activity under the 1995 Stock Plan for our Predecessor Company follows:

	Shares	Weighted Average Exercise Price Per Share
Outstanding December 31, 2004	2,474,500	$3.15
Forfeited and cancelled	(2,474,500)	3.15

Outstanding May 20, 2005	—	$—

Pro forma results of operations if our Predecessor Company had accounted for its stock plans under the fair value method of SFAS 123R would not be materially different from the reported results of operations.

(9)	Supplemental Cash Flow Information

Supplemental cash flow information for TER and TER Holdings follows:

	Reorganized Company		Predecessor Company
	Year Ended December 31, 2006	May 20, 2005 through December 31, 2005	January 1, 2005 through May 19, 2005	Year Ended December 31, 2004
Cash paid for interest	$126,603	$153,264	$16,129	$142,485
Cash paid for income taxes	5,172	19,486	6,014	1,050
Equipment purchased under capital leases	277	10,468	122	40,221
Debt of Reorganized Company issued in exchange for debt and accrued interest of Predecessor Company	(1,038)	1,250,000	—	—
Stock and minority interest of Reorganized Company issued in exchange for debt and accrued interest of Predecessor Company	—	527,300	—	—
Increase in accounts payable for accrued purchases of of property and equipment	9,350	—	—	—

(10)	Fresh-Start Reporting, Capitalization of the Reorganized Company and Reorganization Expenses

Fresh-Start Accounting—We adopted fresh-start reporting upon our emergence from Chapter 11 on the Effective Date in accordance with SOP 90-7. We were required to apply the fresh-start provisions of SOP 90-7 to our financial statements because (i) the reorganization value of the assets of the emerging entity immediately before the date of confirmation was less than the total of all post-petition liabilities and allowed claims and (ii) the holders of shares of the common stock of the Predecessor Company (the “Old Common Stock”) received less than 50 percent of the voting shares of the Reorganized Company. Under SOP 90-7, application of fresh-start reporting is required on the date on which the plan of reorganization is confirmed by a bankruptcy court and all material conditions to the Plan are satisfied. All material conditions to the Plan were satisfied as of Effective Date.

Fresh-start reporting required us to adjust the historical cost bases of our assets and liabilities to their fair value as determined by the reorganization value of the Company as set forth in the Plan. To facilitate the calculation of the reorganized company’s enterprise value, we developed financial projections. Based on these projections and with the assistance of an independent appraiser, the Reorganized Company enterprise value was determined using various valuation methods, including (i) a comparison of the Reorganized Company and its projected performance to the market values of comparable companies, (ii) a review and analysis of several recent transactions of companies within our industry and (iii) a calculation of the present value of the future cash flows under these projections. Based upon the valuations determined by the independent appraiser, which ranged from $1,800,000 to $2,000,000, we estimated the enterprise value to be $2,000,000. After deducting the total debt of the Reorganized Company, less excess cash, the equity value of the reorganized company, including minority interest, was $582,300.

The reorganization value, as stated in the disclosure statement relating to the Plan, was allocated among the reorganized entity’s net assets in conformity with procedures specified by SFAS No. 141, “Business Combinations” (“SFAS 141”). We engaged an independent appraiser to assist us in the allocation of reorganization value to our assets and liabilities and we used the independent appraiser’s analysis and other information to make the allocations as of the Effective Date. Our intangible assets include trademarks (including a perpetual, exclusive royalty-free license of the “Trump” name and certain derivatives thereof, subject to certain terms and conditions), customer relationships, leasehold interests and goodwill.

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

TER Holdings’ reorganized balance sheet as of May 20, 2005 differs from TER’s reorganized balance sheet as of May 2005, due to the recognition of TER’s additional deferred income tax liability and related goodwill of $103,743. Additionally, TER’s minority interest is included in TER Holdings’ partners’ capital.

The net reorganization gain for the period from January 1, 2005 through May 19, 2005, includes $210,117 related to fresh-start adjustments to assets and liabilities pursuant to SOP 90-7. Net reorganization gain of $75,367 relating to our continuing operations is included as reorganization expense (income) and related costs and net reorganization gain of $134,750 is included in income from our Trump Indiana discontinued operations. The extraordinary gain from reorganization of debt of $196,932 relates to the settlement of long-term debt and accrued interest at an amount less than the historical recorded value. This gain resulted from the bankruptcy recapitalization and, as such, was unusual and infrequent in nature, it has been reflected as an extraordinary gain pursuant to APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”

Capitalization of the Reorganized Company—On May 20, 2005, the Reorganized Company was capitalized with non-cash transactions in accordance with the Plan as follows:

Common Stock—We issued 27,089,849 shares of Common Stock in accordance with the Plan. We effected a reverse stock split and the Predecessor Company Common Stock Holders received one share of

Common Stock of the Reorganized Company for each 1,000 shares of the Predecessor Company Common Stock.

Class B Common Stock—We issued 900 shares of Class B Common Stock in accordance with the Plan approved by the Bankruptcy Court to Mr. Trump, which have the voting equivalency of 9,377,484 shares of TER Common Stock.

Class A Warrants—We issued one-year Class A Warrants to purchase up to 2,207,260 shares of TER Common Stock, at an exercise price of $14.60 per share on a pro rata basis to holders of Old Common Stock and issued one-year Class A Warrants to purchase up to 1,217,933 shares of TER Common Stock to Mr. Trump at an exercise price of $14.60, in each case subject to certain anti-dilution provisions. On May 20, 2006, holders of First Mortgage Notes of the Predecessor Company received, on a pro rata basis, the cash proceeds from the exercise of Class A Warrants issued to holders of Old Common Stock and to Mr. Trump, plus any interest accrued thereon. In addition, the holders of the First Mortgage Notes received 220,379 shares of TER Common Stock relating to Class A Warrants not exercised.

Ten Year Warrants—Mr. Trump also received ten-year warrants to purchase 1,446,706 shares of TER Common Stock, at an exercise price of $21.90 per share, subject to certain anti-dilution provisions. These ten-year warrants were granted in connection with a services agreement entered into on the Effective Date. This services agreement is for a three-year rolling term, subject to certain terms and conditions. The ten-year warrants were fully vested on the date of grant and Mr. Trump does not need to perform any services under the terms of the service agreement in order to retain the rights to such warrants. As such, we have recorded the $8,000 fair value of the ten-year warrants as a non-cash charge to compensation expense on the Effective Date in the Reorganized Company’s statement of operations. The fair value of these warrants was determined using the Black-Scholes valuation method.

Limited Partnership Interests in TER Holdings—As a result of the transactions that took place on the Effective Date, Mr. Trump owns, directly and indirectly, an approximately 23.5% profits interest in TER Holdings, as a limited partner. Such limited partnership interests are exchangeable at Mr. Trump’s option into 9,377,484 shares of TER Common Stock, subject to certain adjustments.

Reorganization Expenses and Related Costs—Reorganization expenses (income) and related costs are as follows:

	Reorganized Company		Predecessor Company
	Year Ended December 31, 2006	May 20, 2005 through December 31, 2005	January 1, 2005 through May 19, 2005	Year Ended December 31, 2004
Continuing operations:
Write-off of deferred financing costs	$—	$—	$—	$18,731
Accretion of unamortized debt discount	—	—	—	18,866
Professional fees and other expenses	—	9,058	49,400	21,684
Revaluation of assets and liabilities pursuant to SOP 90-7	—	—	(75,367)	—

	$—	$9,058	$(25,967)	$59,281

Discontinued operations
Write-off of deferred financing costs	$—	$—	$—	$1,936
Professional fees and other expenses	—	—	—	197
Revaluation of assets and liabilities pursuant to SOP 90-7	—	—	(134,750)	—

	$—	$—	$(134,750)	$2,133

(11)	Employee Benefit Plans

We have a 401(k) Plan for our non-union employees. Eligible employees may contribute up to 30% of their earnings, subject to certain limitations, to the 401(k) Plan. We match a portion of participants’ contributions on an annual basis as determined by management. Matching contributions under the 401(k) Plan were $3,786, $2,379, $1,497 and $4,023 during the year ended December 31, 2006, the period May 20, 2005 through December 31, 2005, the period January 1, 2005 through May 19, 2005 and the year ended December 31, 2004, respectively.

We also make payments to various multi-employer pension plans under industry-wide union agreements. Under the Employee Retirement Income Security Act, we may be liable for our share of unfunded liabilities, if any, if the plans are terminated. Pension expense for the year ended December 31, 2006, the period May 20, 2005 through December 31, 2005, the period January 1, 2005 through May 19, 2005 and the year ended December 31, 2004 was $7,120, $4,277, $2,445 and $6,157, respectively.

(12)	Transactions with Affiliates

Services and Executive Agreements—We have entered into a services agreement with Mr. Trump whereby Mr. Trump serves as Chairman of the Board of Directors as well as provides other services as defined therein. The initial term of the services agreement is three years, with automatic renewal options. Our Predecessor Company had an executive agreement with Mr. Trump whereby he agreed to act as President and Chief Executive Officer as well as Chairman of the Board of Directors. This executive agreement was terminated with the execution of the services agreement. Expenses incurred under these agreements were $1,878, $1,565, $692 and $1,935 during the year ended December 31, 2006, the period from May 20, 2005 through December 31, 2005, the period from January 1, 2005 through May 19, 2005 and the year ended December 31, 2004, respectively.

Trademark License Agreement and Trademark Security Agreement—Under a trademark license agreement dated as of the Effective Date, we have a perpetual, exclusive and royalty-free license to use Mr. Trump’s name and likeness in connection with our casino and gaming activities, subject to certain terms and conditions. Mr. Trump’s obligations under the trademark license agreement are secured by an amended and restated trademark security agreement, pursuant to which Mr. Trump has granted us a first priority security interest in the licensed marks in connection with casino services and gaming activities, subject to certain terms and conditions.

If the services agreement is terminated by us other than for cause, as defined, or if it is terminated by Mr. Trump for good reason, as defined (in each case other than as a result of Mr. Trump’s death or permanent disability) and we do not offer terms to Mr. Trump pursuant to a new services agreement at least as favorable to Mr. Trump as his existing services agreement, then we will have the option to convert the trademark license into a royalty-bearing license with a ten-year term.

Use of Trump Facilities—In the normal course of business, we engage in various transactions with other entities owned by Mr. Trump including leasing certain office space and periodic use of Mr. Trump’s airplane. During the year ended December 31, 2006, the period from May 20, 2005 through December 31, 2005, the period from January 1, 2005 through May 19, 2005, and the year ended December 31, 2004, we incurred approximately $485, $254, $83, and $798, respectively, relating to such transactions.

Right of First Offer Agreement—During September 2006, we amended the Right of First Offer Agreement (“ROFO Agreement”) with Trump Organization LLC, an entity controlled by Mr. Trump. The amended ROFO

Agreement pertains to construction projects greater than $35,000. Under the terms of the amended ROFO Agreement we paid $1,051, including minimum monthly fees of $350 and cost saving commissions of $701, paid to Trump Organization LLC during the year ended December 31, 2006.

(13)	Fair Value of Financial Instruments

The carrying amounts of financial instruments included in current assets and current liabilities approximate their fair values due to their short-term nature. The carrying amounts of Casino Reinvestment Development Authority bonds and deposits approximate their fair values as a result of allowances established to give effect to below-market interest rates.

The estimated fair values of other financial instruments at December 31, 2006 are as follows:

	Carrying Amount	Fair Value
Term Loan	$147,750	$148,489
Senior Secured Notes	1,248,962	1,242,717
Other long-term debt	10,721	10,721

The fair values of the Term Loan and Senior Secured Notes are based on quoted market prices. The carrying amounts of the remainder of our long-term debt and capital lease obligations approximate fair value.

(14)	Discontinued Operations

Trump Indiana—On December 21, 2005, TER Holdings completed the sale of Trump Indiana under the terms of the Stock Purchase Agreement. After accounting for certain taxes, fees and other closing costs and expenses, we received $239,409 in net proceeds. Under the terms of the Stock Purchase Agreement, $45,005 of the proceeds was placed in escrow and classified as restricted cash pending resolution of certain adjustments. During 2006, we received distributions of $17,630 from the escrow account following our settlement of IRS tax audits for the years 1995 through 1997. Any remaining balance of the restricted cash totaling $27,375 as of December 31, 2006 will become unrestricted following the payment of taxes settling IRS tax audits for the years 1998 to 2004.

The operating results of Trump Indiana for all periods presented are shown as discontinued operations. Net revenues for Trump Indiana were $81,558, $52,160 and $137,668 for the period from May 20, 2005 through December 21, 2005, the period from January 1, 2005 through May 19, 2005 and for the year ended December 31, 2004, respectively. Included in income from discontinued operations is an allocation of interest expense based on Trump Indiana’s nonrelated party debt assumed by the purchaser of Trump Indiana of $123, $17 and $479 for the period from May 20, 2005 through December 21, 2005, the period from January 1, 2005 through May 19, 2005 and the year ended December 31, 2004, respectively. Depreciation and amortization on assets of Trump Indiana ceased during the third quarter of 2005 in connection with our classification of Trump Indiana as a discontinued operation. Discontinued operations for the year ended December 31, 2006 include $562 of income from Trump Indiana, net of income taxes and minority interest due to the favorable settlement of Trump Indiana liabilities retained by us on the date of sale.

Twenty-Nine Palms Development—On December 22, 2004, our subsidiaries entered into the Memorandum of Understanding terminating the Trump 29 Management Agreement with a Native American casino for a $6,000 fee, and other conditions. On January 21, 2005, the Bankruptcy Court approved the Memorandum of Understanding and we subsequently received the $6,000 fee.

(15)	Other Non-operating Income, net

Other non-operating income, net consists of miscellaneous income (loss) from events or transactions not resulting from our operations. Included in our non-operating income, net for the year ended December 31, 2004, was a $2,100 gain from an insurance settlement and a $717 loss on the sale of land.

(16)	Subsidiary Guarantors

TER Holdings and its wholly owned finance subsidiary, TER Funding, are co-issuers of our Senior Notes. TER Funding has no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of our Senior Notes. As the assets, interest expense and cash flows relating to our Senior Notes are included in the column captioned “TER Holdings” in the following condensed consolidating financial statements, we have not shown TER Funding as a separate column in our subsidiary guarantor consolidating financial statements contained in this footnote. All other subsidiaries of TER Holdings, except TER Keystone (the “Guarantors”), are guarantors of the Senior Notes on a joint and several basis.

Condensed balance sheets as of December 31, 2006 and 2005 are as follows:

December 31, 2006

	TER Holdings	Guarantors	Non- Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$13,977	$85,117	$—	$—	$99,094
Restricted cash	27,375	—	—	—	27,375
Other current assets	50,003	75,732	775	(47,631)	78,879

Total current assets	91,355	160,849	775	(47,631)	205,348

Property and equipment, net	3,694	1,532,158	—	—	1,535,852
Other assets:
Investment in subsidiaries	781,218	—	—	(781,218)	—
Other, net	1,085,184	436,044	—	(1,109,980)	411,248

Total other assets	1,866,402	436,044	—	(1,891,198)	411,248

Total assets	$1,961,451	$2,129,051	$775	$(1,938,829)	$2,152,448

Current liabilities:
Accounts payable	$4,538	$25,550	$407	$—	$30,495
Other current liabilities	16,435	146,170	—	(47,631)	114,974
Current maturities of long-term debt	1,500	9,763	—	—	11,263

Total current liabilities	22,473	181,483	407	(47,631)	156,732

Long-term debt, net of current maturities	1,395,212	1,110,938	—	(1,109,980)	1,396,170
Deferred income taxes	—	38,992	—	—	38,992
Other long-term liabilities	225	16,788	—	—	17,013

Partners’ capital
Partners’ capital	594,230	728,817	11,190	(740,007)	594,230
Accumulated (deficit) earnings	(50,689)	52,033	(10,822)	(41,211)	(50,689)

Total partners’ capital	543,541	780,850	368	(781,218)	543,541

Total liabilities and partners’ capital	$1,961,451	$2,129,051	$775	$(1,938,829)	$2,152,448

December 31, 2005

	TER Holdings	Guarantors	Non- Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$131,228	$97,322	$—	$—	$228,550
Restricted cash	45,005	—	—	—	45,005
Other current assets	9,172	66,597	488	(6,719)	69,538

Total current assets	185,405	163,919	488	(6,719)	343,093

Property and equipment, net	666	1,462,476	—		1,463,142
Other assets:
Investment in subsidiaries	742,001	—	—	(742,001)	—
Other, net	1,085,814	437,569	—	(1,100,000)	423,383

Total other assets	1,827,815	437,569	—	(1,842,001)	423,383

Total assets	$2,013,886	$2,063,964	$488	$(1,848,720)	$2,229,618

Current liabilities:
Accounts payable	$10,882	$27,738	$516	$—	$39,136
Other current liabilities	41,676	98,065	—	(6,719)	133,022
Current maturities of long-term debt	1,500	28,507	—	—	30,007

Total current liabilities	54,058	154,310	516	(6,719)	202,165

Long-term debt, net of current maturities	1,397,750	1,110,202	—	(1,100,000)	1,407,952
Deferred income taxes	—	39,224	—	—	39,224
Other long-term liabilities	225	18,199	—	—	18,424

Partners’ capital (deficit)
Partners’ capital	590,012	726,632	3,814	(730,446)	590,012
Accumulated (deficit) earnings	(28,159)	15,397	(3,842)	(11,555)	(28,159)

Total partners’ capital (deficit)	561,853	742,029	(28)	(742,001)	561,853

Total liabilities and partners’ capital (deficit)	$2,013,886	$2,063,964	$488	$(1,848,720)	$2,229,618

Condensed statements of operations for the year ended December 31, 2006, the period from May 20, 2005 through December 31, 2005, the period from January 1, 2005 through May 19, 2005, and the year ended December 31, 2004 are as follows:

Year Ended December 31, 2006 (Reorganized Company)

	TER Holdings	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Gaming	$—	$1,079,245	$—	$—	$1,079,245
Rooms, food, beverage and other	—	243,667	—	—	243,667

	—	1,322,912	—	—	1,322,912
Less promotional allowances	—	(296,750)	—	—	(296,750)

Net revenues	—	1,026,162	—	—	1,026,162

Costs and expenses:
Gaming	—	494,411	—	—	494,411
Rooms, food, beverage and other	—	73,172	—	—	73,172
General and administrative	29,582	253,538	5,822	—	288,942
Depreciation and amortization	215	67,876	—	—	68,091

	29,797	888,997	5,822	—	924,616

Income (loss) from operations	(29,797)	137,165	(5,822)	—	101,546
Non-operating income (expense)
Interest income	99,972	3,839	114	(93,590)	10,335
Interest expense	(124,190)	(99,217)	(327)	93,590	(130,144)

	(24,218)	(95,378)	(213)	—	(119,809)

(Loss) income before equity in net income (loss) of consolidated subsidiaries, income taxes, discontinued operations and extraordinary item	(54,015)	41,787	(6,035)	—	(18,263)
Equity in net income (loss) of consolidated subsidiaries	30,751	—	—	(30,751)	—
Provision for income taxes	—	(5,151)	—	—	(5,151)
Minority interest	—	—	150	—	150

(Loss) income from continuing operations	(23,264)	36,636	(5,885)	(30,751)	(23,264)
Income from discontinued operations:					—
Trump Indiana	—	—	678	—	678
Income tax benefit	—	—	56	—	56

Trump Indiana, net of income taxes	—	—	734	—	734
Equity in net income of discontinued operations	734	—	—	(734)	—

Income from discontinued operations	734	—	734	(734)	734

Net (loss) income	$(22,530)	$36,636	$(5,151)	$(31,485)	$(22,530)

May 20, 2005 through December 31, 2005 (Reorganized Company)

	TER Holdings	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Gaming	$—	$663,140	$—	$—	$663,140
Rooms, food, beverage and other	—	152,896	—	—	152,896

	—	816,036	—	—	816,036
Less promotional allowances	—	(188,254)	—	—	(188,254)

Net revenues	—	627,782	—	—	627,782

Costs and expenses:
Gaming	—	307,384	—	—	307,384
Rooms, food, beverage and other	—	44,514	—	—	44,514
General and administrative	26,410	155,235	4,937	—	186,582
Depreciation and amortization	108	37,326	—	—	37,434
Reorganization expense and related costs	8,676	382	—	—	9,058

	35,194	544,841	4,937	—	584,972

Income (loss) from operations	(35,194)	82,941	(4,937)	—	42,810
Non-operating income (expense)
Interest income	65,710	1,787	—	(65,346)	2,151
Interest expense	(74,009)	(62,994)	(7,945)	65,346	(79,602)
Other non-operating income	—	97	—	—	97

	(8,299)	(61,110)	(7,945)	—	(77,354)

(Loss) income before equity in net income (loss) of consolidated subsidiaries, income taxes, discontinued operations and extraordinary item	(43,493)	21,831	(12,882)	—	(34,544)
Equity in net income of consolidated subsidiaries	2,515	—	—	(2,515)	—
Provision for income taxes	—	(6,434)	—	—	(6,434)

(Loss) income from continuing operations	(40,978)	15,397	(12,882)	(2,515)	(40,978)
Income from discontinued operations:					—
Trump Indiana	—	—	15,658	—	15,658
Provision for income taxes	—	—	(2,839)	—	(2,839)

Trump Indiana, net of income taxes	—	—	12,819	—	12,819
Equity in net income of discontinued operations	12,819	—	—	(12,819)	—

Income from discontinued operations	12,819	—	12,819	(12,819)	12,819

Net (loss) income	$(28,159)	$15,397	$(63)	$(15,334)	$(28,159)

For the Period from January 1, 2005 through May 19, 2005 (Predecessor Company)

	TER Holdings	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Gaming	$—	$398,409	$—	$—	$398,409
Rooms, food, beverage and other	—	83,367	—	—	83,367

	—	481,776	—	—	481,776
Less promotional allowances	—	(117,337)	—	—	(117,337)

Net revenues	—	364,439	—	—	364,439

Costs and expenses:
Gaming	—	186,545	—	—	186,545
Rooms, food, beverage and other	—	23,572	—	—	23,572
Selling, general and administrative	5,929	87,373	430	—	93,732
Depreciation and amortization	64	35,689	—	—	35,753
Reorganization expense (income) and related costs	49,319	(80,186)	4,900	—	(25,967)

	55,312	252,993	5,330	—	313,635

Income (loss) from operations	(55,312)	111,446	(5,330)	—	50,804
Non-operating income (expense):
Interest income	11	791	56,502	(56,468)	836
Interest expense	(1,841)	(75,767)	(65,722)	56,468	(86,862)

	(1,830)	(74,976)	(9,220)	—	(86,026)

(Loss) income before equity in net income (loss) of consolidated subsidiaries, income taxes, discontinued operations and extraordinary item	(57,142)	36,470	(14,550)	—	(35,222)
Equity in income from continuing operations of consolidated subsidiaries	19,846	—	—	(19,846)	—
Provision for income taxes	—	(2,074)	—	—	(2,074)

(Loss) income from continuing operations	(37,296)	34,396	(14,550)	(19,846)	(37,296)
Income from discontinued operations:
Trump Indiana	—	—	142,959	—	142,959
Provision for income taxes	—	—	(24,211)	—	(24,211)

Trump Indiana, net of income taxes	—	—	118,748	—	118,748
Equity in income from discontinued operations	118,748	—	—	(118,748)	—

Income from discontinued operations	118,748	—	118,748	(118,748)	118,748

Income before extraordinary item	81,452	34,396	104,198	(138,594)	81,452
Equity in consolidated subsidiaries’ extraordinary gain on extinguishment of debt	196,932	—	—	(196,932)	—
Extraordinary gain (loss) on extinguishment of debt	—	198,884	(1,952)	—	196,932

Net income	$278,384	$233,280	$102,246	$(335,526)	$278,384

Year ended December 31, 2004 (Predecessor Company)

	TER Holdings	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Gaming	$—	$1,069,463	$—	$—	$1,069,463
Rooms, food, beverage and other	—	245,952	—	—	245,952

	—	1,315,415	—	—	1,315,415
Less promotional allowances	—	(312,477)	—	—	(312,477)

Net revenues	—	1,002,938	—	—	1,002,938

Costs and expenses:
Gaming	—	498,449	—	—	498,449
Rooms, food, beverage and other	—	68,927	—	—	68,927
General and administrative	15,106	233,606	1,814	—	250,526
Depreciation and amortization	82	95,009	—	—	95,091
Reorganization expense and related costs	—	15,214	44,067	—	59,281
Debt renegotiation costs	—	—	2,857	—	2,857

	15,188	911,205	48,738	—	975,131

Income (loss) from operations	(15,188)	91,733	(48,738)	—	27,807
Non-operating income (expense)
Interest income	20	851	50,912	(50,678)	1,105
Interest expense	(355)	(201,758)	(76,625)	50,678	(228,060)
Other non-operating (expense) income	(404)	2,197	(717)	—	1,076

	(739)	(198,710)	(26,430)	—	(225,879)

(Loss) before equity in net (loss) of consolidated subsidiaries, income taxes, discontinued operations and extraordinary item	(15,927)	(106,977)	(75,168)	—	(198,072)
Equity in net (loss) of consolidated subsidiaries	(187,842)	—	—	187,842	—
Provision for income taxes	—	(5,697)	—	—	(5,697)

Loss from continuing operations	(203,769)	(112,674)	(75,168)	187,842	(203,769)

Income (loss) from discontinued operations:
Trump Indiana	—	—	20,857		20,857
Provision for income taxes	—	—	(21,858)	—	(21,858)

Trump Indiana, net of income taxes	—	—	(1,001)	—	(1,001)

Trump 29	—	—	7,480	—	7,480
Gain on termination of Trump 29 management contract	—	—	6,000	—	6,000

Trump 29	—	—	13,480	—	13,480

Equity in net income of discontinued operations	12,479	—	—	(12,479)	—

Income from discontinued operations	12,479	—	12,479	(12,479)	12,479

Net (loss) income	$(191,290)	$(112,674)	$(62,689)	$175,363	$(191,290)

Condensed statements of cash flows for the year ended December 31, 2006, the period from May 20, 2005 through December 31, 2005, the period from January 1, 2005 through May 19, 2005, and the year ended December 31, 2004 are as follows:

Year Ended December 31, 2006 (Reorganized Company)

	TER Holdings	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(107,030)	$142,190	$(6,431)	$—	$28,729

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,955)	(126,004)	—	—	(128,959)
Decrease in restricted cash	17,630	—	—	—	17,630
Purchases of CRDA investments, net	—	(13,269)	—	—	(13,269)
Investments in and advances from (to) subsidiaries	(8,201)	—	—	8,201	—

Net cash (used in) provided by investing activities	6,474	(139,273)	—	8,201	(124,598)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loan	(1,500)	—	—	—	(1,500)
Repayment of other long-term debt, net	—	(28,042)	—	—	(28,042)
Borrowing (advances) of intercompany debt	(11,000)	11,000	—	—	—
Payment of deferred financing costs	(597)	—	—	—	(597)
Contributed capital	—	4,000	6,281	(10,281)	—
Distributions by subsidiaries	—	(2,080)	—	2,080	—
Partnership distributions	(3,760)	—	—	—	(3,760)
Other	162	—	150	—	312

Net cash (used in) provided by financing activities	(16,695)	(15,122)	6,431	(8,201)	(33,587)

Net (decrease) in cash and cash equivalents	(117,251)	(12,205)	—	—	(129,456)
Cash and cash equivalents, beginning of year	131,228	97,322	—	—	228,550

Cash and cash equivalents, end of year	$13,977	$85,117	$—	$—	$99,094

May 20, 2005 through December 31, 2005 (Reorganized Company)

	TER Holdings	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$(138,090)	$76,346	$(8,839)	$—	$(70,583)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(197)	(54,164)	(4,391)	—	(58,752)
Proceeds from sale of Trump Indiana	227,526	—	—	—	227,526
Increase in restricted cash	(45,005)	—	—	—	(45,005)
Investments in and advances from (to) subsidiaries	(24,037)	—	—	24,037	—
Purchases of CRDA investments, net	—	(7,307)	—	—	(7,307)

Net cash provided by (used in) investing activities	158,287	(61,471)	(4,391)	24,037	116,462

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from revolving credit facility, net	—	—	—	—	—
Borrowings from term loan, net	149,250	—	—	—	149,250
Repayment of DIP facility, net	(53,958)	—	—	—	(53,958)
Repayment of other long-term debt, net	—	(21,942)	69	—	(21,873)
Payment of deferred financing costs	(11,227)	—	149	—	(11,078)
Contributed capital	55,000	42,487	15,681	(58,168)	55,000
Distributions by subsidiaries	—	(22,246)	(11,885)	34,131	—
Cash distributions to noteholders and stockholders	(41,120)	—	—	—	(41,120)

Net cash provided by (used in) financing activities	97,945	(1,701)	4,014	(24,037)	76,221

Net increase (decrease) in cash and cash equivalents	118,142	13,174	(9,216)	—	122,100
Cash and cash equivalents, beginning of period	13,086	84,148	9,216	—	106,450

Cash and cash equivalents, end of period	$131,228	$97,322	$—	$—	$228,550

January 1, 2005 through May 19, 2005 (Predecessor Company)

	TER Holdings	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$(692)	$42,806	$2,415	$—	$44,529

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17)	(36,128)	(2,888)	—	(39,033)
Investments in and advances (to) subsidiaries	(4,989)	—	—	4,989	—
Purchases of CRDA investments, net	—	(6,115)	—	—	(6,115)

Net cash (used in) provided by investing activities	(5,006)	(42,243)	(2,888)	4,989	(45,148)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from DIP facility, net	18,172	—	—	—	18,172
Repayment of long-term debt, subject to compromise	—	(12,525)	(914)	—	(13,439)
Contributed capital	7,682	5,939	11,891	(25,512)	—
Distributions by subsidiaries	(10,256)	(2,939)	(7,328)	20,523	—
Other	1,650	—	(4,576)	—	(2,926)

Net cash provided by (used in) financing activities	17,248	(9,525)	(927)	(4,989)	1,807

Net increase (decrease) in cash and cash equivalents	11,550	(8,962)	(1,400)	—	1,188
Cash and cash equivalents, beginning of period	1,536	93,110	10,616	—	105,262

Cash and cash equivalents, end of period	$13,086	$84,148	$9,216	$—	$106,450

Year ended December 31, 2004 (Predecessor Company)

	TER Holdings	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$(7,690)	$74,308	$(22,441)	$—	$44,177

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(620)	(21,143)	(2,822)	—	(24,585)
Investments in and advances (to) subsidiaries	(27,061)	—	—	27,061	—
Purchases of CRDA investments, net	—	(13,445)	—	—	(13,445)
Other	—	—	(136)	—	(136)

Net cash (used in) investing activities	(27,681)	(34,588)	(2,958)	27,061	(38,166)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	35,786	—	—	—	35,786
Repayment of long-term debt	—	(28,689)	(3,514)	—	(32,203)
Contributed capital	—	36,363	33,102	(69,465)	—
Distributions by subsidiaries	—	(35,419)	(6,985)	42,404	—

Net cash provided by (used in) financing activities	35,786	(27,745)	22,603	(27,061)	3,583

Net increase (decrease) in cash and cash equivalents	415	11,975	(2,796)	—	9,594
Cash and cash equivalents, beginning of year	1,121	81,135	13,412	—	95,668

Cash and cash equivalents, end of year	$1,536	$93,110	$10,616	$—	$105,262

(17)	Quarterly Financial Data (unaudited)

	Reorganized Company
	First	Second	Third	Fourth
2006:
Net revenues	$237,598	$256,026	$288,368	$244,170
Income from operations	18,312	24,420	40,978	17,836
(Loss) income from continuing operations	(9,723)	(4,934)	5,833	(10,245)
Income from discontinued operations, net of income taxes	—	—	—	562

Net (loss) income	$(9,723)	$(4,934)	$5,833	$(9,683)

Basic and diluted net (loss) income per share:
Continuing operations	$(0.32)	$(0.16)	$0.19	$(0.33)
Discontinued operations	—	—	—	0.02

Net (loss) income	$(0.32)	$(0.16)	$0.19	$(0.31)

	Predecessor Company		Reorganized Company
	First	April 1, 2005 through May 19, 2005 Second	May 20, 2005 through June 30, 2005 Second	Third (3)	Fourth
2005:
Net revenues	$234,237	$130,202	$115,855	$277,267	$234,660
Income from operations	8,933	41,871	3,380	32,666	6,764
(Loss) income from continuing operations (1)	(46,905)	9,609	(8,924)	(1,306)	(26,104)
Income from discontinued operations, net of income taxes and minority interest (1)(2)	1,512	117,236	1,308	4,540	3,958
Extraordinary gain on extinguishment of debt	—	196,932	—	—	—

Net (loss) income	$(45,393)	$323,777	$(7,616)	$3,234	$(22,146)

Basic net (loss) income per share:
Continuing operations	$(1.57)	$0.32	$(0.29)	$(0.04)	$(0.86)
Discontinued operations	0.05	3.92	0.04	0.15	0.13
Extraordinary gain on extinguishment of debt	—	6.59	—	—	—

Net (loss) income	$(1.52)	$10.83	$(0.25)	$0.11	$(0.73)

Diluted net (loss) income per share:
Continuing operations	$(1.57)	$0.22	$(0.29)	$(0.04)	$(0.86)
Discontinued operations	0.05	2.68	0.04	0.15	0.13
Extraordinary gain on extinguishment of debt	—	4.49	—	—	—

Net (loss) income	$(1.52)	$7.39	$(0.25)	$0.11	$(0.73)

(1)	The period from April 1, 2005 to May 19, 2005, includes a reduction in cost and expenses related to fresh-start adjustments made to assets and liabilities in accordance with SOP 90-7. Such adjustments included $75,356 and $134,761 to continuing operations and to discontinued operations, respectively. Professional fees and expenses recorded in continuing operations associated with our bankruptcy and reorganization were $5,681, $43,719, $1,940, $5,731 and $1,387 for the first quarter of 2005, the period from April 1, 2005 through May 19, 2005, the period May 20, 2005 through June 30, 2005, and the third and fourth quarters, respectively.
(2)	The period from April 1, 2005 to May 19, 2005, includes a provision for income taxes of $20,000 for an income tax audit relating to prior tax years. The fourth quarter of 2005 includes a non-cash charge in lieu of income taxes of $8,687.
(3)	The per share amounts as shown for the Reorganized Company differ from the amounts as shown in our previously filed report on Form 10-Q to reflect the inclusion of the Class A Warrant Shares in the number of shares used to calculate basic and diluted earnings per share.

(18)	Commitments and Contingencies

Operating Leases—We have entered into operating leases for certain land, office, warehouse space, certain parking space and various equipment. Rent expense during the year ended December 31, 2006, the period from May 20, 2005 through December 31, 2005, the period from January 1, 2005 through May 19, 2005 and the year ended December 31, 2004 was $12,198, $8,304, $5,130 and $12,135, respectively, of which $79, $45, $35 and $71, respectively, relates to affiliates.

Future minimum lease payments under noncancellable operating leases as of December 31, 2006, are as follows:

Years Ended December 31,
2007	$7,380
2008	5,716
2009	5,415
2010	5,499
2011	2,853
Thereafter	78,153

Total	$105,016

Philadelphia Option Agreements—On September 30, 2005, in connection with its pursuit of a gaming license in Philadelphia, Pennsylvania, TER Keystone entered into an options agreement (the “Options Agreement”), relating to an approximate 18-acre parcel of land located in Philadelphia, Pennsylvania (the “Philadelphia Site”). Pursuant to the Options Agreement, TER Keystone was granted the right to either (i) lease the Philadelphia Site (the “Lease Option”) on and subject to the terms and conditions set forth in a form of ground lease or (ii) purchase the Philadelphia Site (the “Purchase Option”) on the terms and conditions set forth in the Options Agreement. During July 2006, TER Keystone entered into an option agreement for additional land adjacent to the original 18-acre parcel. On December 20, 2006, the Gaming Control Board of the Commonwealth of Pennsylvania awarded gaming licenses to entities other than TER Keystone. TER Keystone terminated both options agreements, which resulted in a $1,000 termination fee paid in January 2007. During the year ended December 31, 2006 and the period from May 20, 2005 through December 31, 2005, fees totaling $5,466 and $4,937 relating to the option agreements and other expenses were recorded as development costs in the accompanying statements of operations.

Casino Reinvestment Development Authority Obligations—Pursuant to the provisions of the Casino Control Act, we must either obtain investment tax credits in an amount equivalent to 1.25% of our gross casino revenues, as defined in the Casino Control Act, or pay an alternative tax of 2.5% of our gross casino revenues. Investment tax credits may be obtained by making qualified investments, or by depositing funds which may be converted to bonds by the Casino Reinvestment Development Authority (“CRDA”), both of which bear interest at two-thirds of market rates resulting in a fair value lower than cost. Certain of our subsidiaries are required to make quarterly deposits with the CRDA to satisfy their investment obligations.

Our qualified investments are classified as other long-term assets on the accompanying consolidated balance sheets and are summarized as follows:

	December 31,
	2006	2005
CRDA deposits, net of valuation allowance of $20,347 and $16,145, respectively	$40,329	$31,941
CRDA bonds, net valuation allowance of $7,842 and $7,688, respectively	7,838	8,160

	$48,167	$40,101

During the year ended December 31, 2006, the period May 20, 2005 through December 31, 2005, the period from January 1, 2005 through May 19, 2005 and the year ended December 31, 2004, we charged to operations $4,478, $2,907, $1,731 and $4,592, respectively, to give effect to the below market interest rates associated with CRDA deposits and bonds. From time to time, we have elected to donate funds on deposit with the CRDA for various projects.

NJSEA Subsidy Agreement—On April 12, 2004, the 12 Atlantic City casinos (the “Casinos”), executed an agreement (the “NJSEA Subsidy Agreement”) with the New Jersey Sports & Exposition Authority (“NJSEA”) and the CRDA. The NJSEA Subsidy Agreement provides that the Casinos, on a pro rata basis according to their gross revenues, shall: (i) pay $34,000 to the NJSEA in cash in four yearly payments through October 15, 2007, and donate $52,000 to the NJSEA from the regular payment of their CRDA obligations for use by the NJSEA through 2008 to enhance purses, fund breeders awards and establish account wagering at New Jersey horse racing tracks; and (ii) donate $10,000 from the regular payment of their CRDA obligations for use by the CRDA as grants to such other North Jersey projects as the CRDA shall determine. The donation of $62,000 of CRDA obligations is conditioned upon the timely enactment and funding of the Casino Expansion Fund Act, which was enacted effective August 25, 2004, and established the Atlantic City Expansion Fund. The Casino Expansion Fund Act further identifies the casino hotel room occupancy fee as its funding source and directs the CRDA to provide the fund with $62,000 and make that amount available, on a pro rata basis, to each casino licensee for investment. By statute, as amended as of January 26, 2005, such funds shall be invested in eligible projects in Atlantic City that, if approved by the CRDA, would add hotel rooms, retail, dining or non-gaming entertainment venues or other non-gaming amenities including, in certain circumstances, parking spaces or, if approved thereafter, additional hotel rooms. Our Atlantic City properties have estimated their portion of the industry obligation at approximately 23%.

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

CAFRA Agreement—Trump Taj Mahal received a permit under the Coastal Area Facilities Review Act (“CAFRA”) (which is included as a condition of Trump Taj Mahal casino license) that initially required Trump Taj Mahal to begin construction of certain improvements on the Steel Pier by October 1992, at an estimated cost of $30,000. In March 1993, Taj Associates obtained a modification of its CAFRA permit providing for an extension of the required commencement and completion dates of the improvements to the Steel Pier for one year, which has been renewed annually, based upon an interim use of the Steel Pier as an amusement park. The pier sublease, pursuant to which Trump Taj Mahal leases the Steel Pier to an amusement park operator, terminates on December 31, 2007. The conditions of the CAFRA permit renewal thereafter are under discussion with the New Jersey Department of Environmental Protection.

(19)	Legal Proceedings

We and certain of our employees are involved from time to time in legal proceedings arising in the ordinary course of our business. While any proceeding or litigation contains an element of uncertainty, management believes that the final outcomes of these other matters are not likely to have a material adverse effect on our results of operations or financial condition. In general, we have agreed to indemnify our employees and our directors against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in any legal proceedings absent a showing of such persons’ gross negligence or malfeasance.

South Jersey Transportation Authority Settlement—During 2006, we reached a settlement with respect to a complaint we filed against the South Jersey Transportation Authority. General and administrative expenses include a $1,750 reduction to reflect the amount of the settlement.

Chapter 11 Cases—Although we have emerged from bankruptcy, we still are in the process of resolving various claims and other litigation in connection with the Plan, which may continue for the foreseeable future.

On July 18, 2005, the Bankruptcy Court considered a motion brought by a certain group of persons alleging that they had held shares of THCR Common Stock on the record date for distributions under the Plan (and who subsequently sold their shares prior to the distribution date) but did not receive any distributions under the Plan, which they believe were wrongly made to the beneficial holders of our stock on the distribution date. The movants had sought an order compelling us to make distributions to them under the Plan. After additional briefing and a court hearing with respect to the issue on October 8, 2005, the Bankruptcy Court denied the movants’ motion on February 17, 2006. The movants filed an appeal from the judgment entered in the Bankruptcy Court in favor of the Predecessor Company. The movants appealed this motion to the United States District Court for the district of New Jersey. Briefs have been filed. On January 26, 2007 oral argument occurred, and further briefing was ordered.

TRUMP ENTERTAINMENT RESORTS, INC.	SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEAR ENDED DECEMBER 31, 2006,
THE PERIOD FROM MAY 20, 2005 THROUGH DECEMBER 31, 2005,
THE PERIOD FROM JANUARY 1, 2005 THROUGH MAY 19, 2005 AND
FOR THE YEAR ENDED DECEMBER 31, 2004
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Other Changes (Deductions)		Balance at End of Period
Reorganized Company
YEAR ENDED DECEMBER 31, 2006
Allowances for doubtful accounts	$14,153	$5,168	$(6,289	)(a)	$13,032
Valuation allowance for CRDA investments	23,833	4,478	(122	)(b)	28,189
Reserve for other receivables	8,014	—	—		8,014
Valuation allowance for deferred tax assets	132,858	—	(42,043)		90,815
PERIOD MAY 20, 2005 TO DECEMBER 31, 2005
Allowances for doubtful accounts	$18,398	$2,330	$(6,575	)(a)	$14,153
Valuation allowance for CRDA investments	21,202	2,907	(276	)(b)	23,833
Reserve for other receivables	8,014	—	—		8,014
Valuation allowance for deferred tax assets	135,657	—	(2,799)		132,858

Predecessor Company
PERIOD JANUARY 1, 2005 THROUGH MAY 19, 2005
Allowances for doubtful accounts	$18,219	$1,445	$(1,266	)(a)	$18,398
Valuation allowance for CRDA investments	19,787	1,731	(316	)(b)	21,202
Reserve for other receivables	8,014	—	—		8,014
Valuation allowance for deferred tax assets	198,559	—	(58,863)		139,696
YEAR ENDED DECEMBER 31, 2004
Allowances for doubtful accounts	$17,928	$5,473	$(5,182	)(a)	$18,219
Valuation allowance for CRDA investments	15,496	4,592	(301	)(b)	19,787
Reserve for other receivables	—	8,014	—	(c)	8,014
Valuation allowance for deferred tax assets	149,541	—	49,018		198,559

(a)	Write-off of uncollectible accounts.
(b)	Reversal of allowance applicable to contribution of CRDA investments.
(c)	Reserve against claim for real estate taxes from the City of Atlantic City.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.			SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEAR ENDED DECEMBER 31, 2006,
THE PERIOD FROM MAY 20, 2005 THROUGH DECEMBER 31, 2005,
THE PERIOD FROM JANUARY 1, 2005 THROUGH MAY 19, 2005 AND
FOR THE YEAR ENDED DECEMBER 31, 2004
(in thousands)
	Balance at Beginning of Period	Charged to Costs and Expenses	Other Changes (Deductions)		Balance at End of Period
Reorganized Company
YEAR ENDED DECEMBER 31, 2006
Allowances for doubtful accounts	$14,153	$5,168	$(6,289	)(a)	$13,032
Valuation allowance for CRDA investments	23,833	4,478	(122	)(b)	28,189
Reserve for other receivables	8,014	—	—		8,014
Valuation allowance for deferred tax assets	56,544	—	(15,089)		41,455
PERIOD MAY 20, 2005 TO DECEMBER 31, 2005
Allowances for doubtful accounts	$18,398	$2,330	$(6,575	)(a)	$14,153
Valuation allowance for CRDA investments	21,202	2,907	(276	)(b)	23,833
Reserve for other receivables	8,014	—	—		8,014
Valuation allowance for deferred tax assets	58,665	—	(2,121)		56,544

Predecessor Company
PERIOD JANUARY 1, 2005 THROUGH MAY 19, 2005
Allowances for doubtful accounts	$18,219	$1,445	$(1,266	)(a)	$18,398
Valuation allowance for CRDA investments	19,787	1,731	(316	)(b)	21,202
Reserve for other receivables	8,014	—	—		8,014
Valuation allowance for deferred tax assets	70,444	—	(18,143)		52,301
YEAR ENDED DECEMBER 31, 2004
Allowances for doubtful accounts	$17,928	$5,473	$(5,182	)(a)	$18,219
Valuation allowance for CRDA investments	15,496	4,592	(301	)(b)	19,787
Reserve for other receivables	—	8,014	—	(c)	8,014
Valuation allowance for deferred tax assets	53,054	—	17,390		70,444

(a)	Write-off of uncollectible accounts.
(b)	Reversal of allowance applicable to contribution of CRDA investments.
(c)	Reserve against claim for real estate taxes from the City of Atlantic City.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were sufficiently effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2006, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included in Item 8.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

During January 2007, we implemented new general ledger and accounts payable systems. We anticipate these new systems will provide us with improved reporting and analysis capabilities to better manage our business. There have not been any significant changes in our internal controls as a result of this implementation.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrants

The information required by Item 10 is incorporated herein by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with our 2007 Annual Stockholders’ Meeting (the “Proxy Statement”).

Item 11.	Executive Compensation

The information required by Item 11 is incorporated herein by reference from our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 about our Company’s securities authorized for issuance under equity compensation plans as of December 31, 2006 is included in Part I, Item 5 “Market for Registrant’s Common Equity and Related Stockholder Matters” of this Report.

All other information required by Item 12 is incorporated herein by reference from our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 is incorporated herein by reference from our Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference from our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Form 10-K.

(a) Consolidated financial statements filed as part of this report are listed under Part II, Item 8.

(b) The exhibits listed on the “Index to Exhibits” are filed with this report or incorporated by reference as set forth below.

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit	Incorporated by Reference
2.1	Second Amended Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code, dated March 30, 2005, as amended	Filed as Exhibit T3E-2 to our Application for Qualification for Indenture on Form T-3, filed with the SEC on April 8, 2005

2.2	Order Confirming Amended Joint Plan of Reorganization	Filed as Exhibit 2.2 to our Current Report on Form 8-K filed on April 11, 2005

2.3	Amended Order Confirming Second Amended Joint Plan of Reorganization	Filed as Exhibit 2.3 to our Current Report on Form 8-K filed on April 11, 2005

2.4	Stipulation, dated as of April 8, 2005	Filed as Exhibit 2.4 to our Current Report on Form 8-K filed on April 11, 2005

3.1	Restated Certificate of Incorporation of Trump Entertainment Resorts, Inc.	Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on May 26, 2005

3.2	Amended and Restated Bylaws of Trump Entertainment Resorts, Inc.	Filed as Exhibit 3.2 to our Current Report on Form 8-K filed on May 26, 2005

3.3	Certificate of Limited Partnership of Trump Entertainment Resorts Holdings, L.P. (formerly known as Trump Hotels & Casino Resorts, Inc.)	—

3.4

Fourth Amended and Restated Partnership Agreement of Trump Entertainment Resorts Holdings, L.P., dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Donald J. Trump, Trump Casinos, Inc. and TCI 2 Holdings, LLC.

Filed as Exhibit 10.4 to our Current Report on Form 8-K filed on May 26, 2005

3.5	Restated Certificate of Incorporation of Trump Entertainment Resorts Funding, Inc.	—

4.1	Form of Trump Entertainment Resorts, Inc.’s common stock	—

4.2	Form of Trump Entertainment Resorts, Inc.’s class B common stock	—

Exhibit No.	Description of Exhibit	Incorporated by Reference
4.2

Indenture, dated as of May 20, 2005, by and among Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc., as issuers, the guarantors named therein, and U.S. Bank National Association, as indenture trustee.

Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on May 26, 2005

10.1**	Limited Liability Company Agreement by and between TER Keystone Development, LLC and the General Members, dated December 26, 2005[1]	—

10.2**	Management Agreement by and between TER Management Co., LLC and Keystone Redevelopment Partners, LLC, dated December 26, 2005[1]	—

10.3**	Trade Name and Trademark License Agreement, dated December 26, 2005, by and between Trump Entertainment Resorts Holdings, L.P. and Keystone Redevelopment Partners, LLC[1]	—

10.4	Stock Purchase Agreement, dated as of November 3, 2005, by and among The Majestic Star Casino, LLC and Trump Entertainment Resorts Holdings, L.P.	Filed as Exhibit 10.1 to Current Report on Form 8-K, filed on November 9, 2005

10.5	Not used

10.6	Not used

10.7**

Options Agreement, dated as of September 30, 2005, by and between Hunting Fox Associates I, L.P. and TER Keystone Development, LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the SEC)[2]

Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.8**

Form of Ground Lease by and between Hunting Fox Associates I, L.P. and TER Keystone Development, LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the SEC)[2]

Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.9	Option Agreement, dated as of July 7, 2006, by and between Keystone Redevelopment Partners, LLC and Tasty Baking Company[1]	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 9, 2006

10.10*	Trump Entertainment Resorts, Inc. 2005 Incentive Award Plan.	Filed as Annex A to our Definitive Proxy Statement filed on September 9, 2005

Exhibit No.	Description of Exhibit	Incorporated by Reference
10.11

Credit Agreement, dated as of May 20, 2005 (“Credit Agreement”), by and among Trump Entertainment Resorts Holdings, L.P., as borrower, Trump Entertainment Resorts, Inc., as general partner, Morgan Stanley & Co. Incorporated, as collateral agent, Morgan Stanley Senior Funding, Inc., as administrative agent, UBS Securities LLC, as syndication agent, Merrill Lynch Capital and Wells Fargo Foothill, Inc., as documentation agents, and Morgan Stanley Senior Funding, Inc. and UBS Securities, LLC, as joint lead arrangers and joint book-runners.

Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 26, 2005

10.12

Amendment No. 1, dated as of December 7, 2005, to the Credit Agreement, by and among Trump Entertainment Resorts Holdings, L.P., as borrower, Trump Entertainment Resorts, Inc., as general partner, Morgan Stanley & Co. Incorporated, as collateral agent, Morgan Stanley Senior Funding, Inc., as administrative agent, UBS Securities LLC, as syndication agent, Merrill Lynch Capital and Wells Fargo Foothill, Inc., as documentation agents, and Morgan Stanley Senior Funding, Inc. and UBS Securities, LLC, as joint lead arrangers and joint book-runners.

Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 8, 2005

10.13

Amendment No. 2, dated as of September 29, 2006, to the Credit Agreement, by and among Trump Entertainment Resorts Holdings, L.P., as borrower, Trump Entertainment Resorts, Inc., as general partner, Morgan Stanley & Co. Incorporated, as collateral agent, Morgan Stanley Senior Funding, Inc., as administrative agent, UBS Securities LLC, as syndication agent, Merrill Lynch Capital and Wells Fargo Foothill, Inc., as documentation agents, and Morgan Stanley Senior Funding, Inc. and UBS Securities, LLC, as joint lead arrangers and joint book-runners.

Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 8, 2006

10.14	Amended and Restated Investment Agreement, dated as of May 20, 2005, by and among Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Donald J. Trump	Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on May 26, 2005

Exhibit No.	Description of Exhibit	Incorporated by Reference
10.15

Third Amended and Restated Exchange and Registration Rights Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P., Donald J. Trump and Trump Casinos, Inc.

Filed as Exhibit 10.5 to our Current Report on Form 8-K filed on May 26, 2005

10.16	Services Agreement, dated as of May 20, 2005, by and among Donald J. Trump, Trump Entertainment Resorts, Inc. and Trump Entertainment Resorts Holdings, L.P.	Filed as Exhibit 10.6 to our Current Report on Form 8-K filed on May 26, 2005

10.17

Amended and Restated Trademark License Agreement, dated as of May 20, 2005, by and among Donald J. Trump, Trump Entertainment Resorts Holdings, L.P., Trump Entertainment Resorts, Inc., Trump Taj Mahal Associates, LLC, Trump Plaza Associates, LLC, Trump Marina Associates, LLC and Trump Indiana, Inc.

Filed as Exhibit 10.7 to our Current Report on Form 8-K filed on May 26, 2005

10.18	Amended and Restated Trademark Security Agreement, dated as of May 20, 2005, between Donald J. Trump and Trump Entertainment Resorts Holdings, L.P.	Filed as Exhibit 10.8 to our Current Report on Form 8-K filed on May 26, 2005

10.19	Right of First Offer Agreement, dated as of May 20, 2005 (the “ROFO Agreement”), by and among Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Organization LLC.	Filed as Exhibit 10.9 to our Current Report on Form 8-K filed on May 26, 2005

10.20	Amendment, dated September 22, 2006, to the ROFO Agreement, by and among Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Organization LLC.	Filed as Exhibit 10.9 to our Current Report on Form 8-K filed on September 22, 2006

10.21	Voting Agreement, dated as of May 20, 2005, by and between Trump Entertainment Resorts, Inc. and Donald J. Trump.	Filed as Exhibit 10.10 to our Current Report on Form 8-K filed on May 26, 2005

10.22	DJT Warrant Agreement, dated as of May 20, 2005, between Trump Entertainment Resorts, Inc. and Donald J. Trump.	Filed as Exhibit 10.11 to our Current Report on Form 8-K filed on May 26, 2005

10.23	DJT Class A Warrant Agreement, dated as of May 20, 2005, between Trump Entertainment Resorts, Inc. and Donald J. Trump.	Filed as Exhibit 10.12 to our Current Report on Form 8-K filed on May 26, 2005

10.24	Assignment and Assumption of Interest in Miss Universe Pageant Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts Holdings, L.P., Trump Pageants, Inc. and Donald J. Trump.	Filed as Exhibit 10.13 to our Current Report on Form 8-K filed on May 26, 2005

Exhibit No.	Description of Exhibit	Incorporated by Reference
10.25	Class 11 Class A Warrant Agreement, dated as of May 20, 2005, between Trump Entertainment Resorts, Inc. and Continental Stock Transfer & Trust Company.	Filed as Exhibit 10.14 to our Current Report on Form 8-K filed on May 26, 2005

10.26	Registration Rights Agreement, dated as of May 20, 2005, of Trump Entertainment Resorts, Inc.	Filed as Exhibit 10.15 to our Current Report on Form 8-K filed on May 26, 2005

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

10.31

Indemnity Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Trump Plaza Associates, LLC, Trump Taj Mahal Associates, LLC, Trump Marina Associates, LLC, Trump Indiana, Inc. and James J. Florio.

Filed as Exhibit 10.21 to Current Report on Form 8-K filed on May 26, 2005

10.32

Indemnity Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Trump Plaza Associates, LLC, Trump Taj Mahal Associates, LLC, Trump Marina Associates, LLC, Trump Indiana, Inc. and Cezar M. Froelich.

Filed as Exhibit 10.22 to our Current Report on Form 8-K filed on May 26, 2005

Exhibit No.	Description of Exhibit	Incorporated by Reference
10.33

Indemnity Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Trump Plaza Associates, LLC, Trump Taj Mahal Associates, LLC, Trump Marina Associates, LLC, Trump Indiana, Inc. and Morton E. Handel.

Filed as Exhibit 10.23 to our Current Report on Form 8-K filed on May 26, 2005

10.34

Indemnity Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Trump Plaza Associates, LLC, Trump Taj Mahal Associates, LLC, Trump Marina Associates, LLC, Trump Indiana, Inc. and Michael Kramer.

Filed as Exhibit 10.24 to Current Report on Form 8-K filed on May 26, 2005

10.35

Indemnity Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Trump Plaza Associates, LLC, Trump Taj Mahal Associates, LLC, Trump Marina Associates, LLC, Trump Indiana, Inc. and James B. Perry.

Filed as Exhibit 10.25 to our Current Report on Form 8-K filed on May 26, 2005

10.36	Settlement Agreement, dated March 23, 2005, between the Indiana Department of Revenue and Trump Indiana, Inc.	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005

10.37

Second Amended and Restated Casino Services Agreement, dated January 1, 1998, among Trump Plaza Associates, Trump Taj Mahal Associates, Trump Marina Associates, L.P., Trump Indiana, Inc. and Trump Casino Services, LLC

Filed as Exhibit 10.28 to our Annual Report on Form 10-K for the year ended December 31, 2003

10.38*	Employment Agreement, dated September 22, 2006, of Dale R. Black	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 22, 2006

10.39*	Employment Agreement, dated September 22, 2006, of John P. Burke	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 22, 2006

10.40*	Employment Agreement, dated September 22, 2006, of Joseph A. Fusco	Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on September 22, 2006

10.41*	Employment Agreement, dated September 22, 2006, of Craig D. Keyser	Filed as Exhibit 10.5 to our Current Report on Form 8-K filed on September 22, 2006

10.42*	Employment Agreement, dated September 22, 2006, of Virginia McDowell	Filed as Exhibit 10.6 to our Current Report on Form 8-K filed on September 22, 2006

10.43*	Employment Agreement, dated September 22, 2006, of Robert M. Pickus	Filed as Exhibit 10.7 to our Current Report on Form 8-K filed on September 22, 2006

10.44*	Employment Agreement, dated September 22, 2006, of Richard M. Santoro	Filed as Exhibit 10.8 to our Current Report on Form 8-K filed on September 22, 2006

10.45*	Employment Agreement, dated September 7, 2006, of Eric Hausler	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 7, 2006

10.46*	Employment Agreement, dated September 14, 2005, of Rosalind Krause	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 23, 2005

Exhibit No.	Description of Exhibit	Incorporated by Reference
10.47*	Employment Agreement, dated September 12, 2005, of James Rigot	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 23, 2005

10.48*	Employment Agreement, dated September 22, 2006, of Paul Keller	Filed as Exhibit 10.4 to our Current Report on Form 8-K filed on September 22, 2006

10.49*	Employment Agreement, dated July 19, 2005, of Mark Juliano	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2005

10.50*	Employment Agreement, dated July 6, 2005, of James B. Perry	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 11, 2005

10.51

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

10.52

Commitment Letter, dated December 17, 2004, between Trump Hotels & Casino Resorts, Inc., Trump Atlantic City Associates and Trump Casino Holdings, LLC, and Morgan Stanley Senior Funding, Inc., UBS Securities LLC and UBS Loan Finance LLC

Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 23, 2004

10.53

Loan and Security Agreement, dated November 22, 2004, by and between Trump Hotels & Casino Resorts, Inc. and certain of its subsidiaries and Beal Bank, S.S.B., as administrative agent for the lenders thereto.

Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 24, 2004

10.54

Memorandum of Understanding, dated as of December 20, 2004, among THCR Management Services, LLC, Trump Hotels & Casino Resorts Development Company, LLC, the Twenty-Nine Palms Band of Luiseno Mission Indians of California and the Twenty-Nine Palms Enterprises Corporation

Filed as Exhibit 99.1 to our Current Report on Form 8-K filed on December 28, 2004

10.55	Investment Agreement, dated January 25, 2005, by and between Trump Hotels & Casino Resorts, Inc. and Trump Hotels & Casino Resorts Holdings, L.P. and Donald J. Trump	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 31, 2005

10.56	Stock Purchase Agreement, dated as of November 3, 2005, by and among The Majestic Star Casino, LLC, Indiana Limited Liability Company, and Trump Entertainment Resorts Holdings, L.P.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 3, 2005

10.57+	Non-Employee Director Compensation	—

21.1+	List of Subsidiaries of Trump Entertainment Resorts, Inc.	—

Exhibit No.	Description of Exhibit	Incorporated by Reference
23+	Consent of Independent Registered Public Accounting Firm	—

24+	Powers of Attorney of directors	—

31.1+	Certification by the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended	—

31.2+	Certification by the Chief Financial Officer of Trump Hotels & Casino Resorts, Inc. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended	—

32.1+	Certification of the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—

32.2+	Certification of the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—

99.1+	Description of Certain Governmental and Gaming Regulations	—

[1]	This agreement was terminated, as discussed on our Current Report on Form 8-K filed on December 20, 2006.
[2]	This agreement was terminated, as disclosed on our Current Report on Form 8-K filed on January 15, 2007.
*	Management contract or compensatory plan or arrangement.
+	Filed herewith
**	We have applied to the SEC for confidential treatment with respect to portions of this Exhibit. An unredacted version of this Exhibit has been submitted separately to the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, each of the Registrants has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of March 2007.

TRUMP ENTERTAINMENT RESORTS, INC.

By:	/S/ JAMES B. PERRY
Name:	James B. Perry
Title:	Chief Executive Officer and President

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

By:	/S/ JAMES B. PERRY
Name:	James B. Perry
Title:	Chief Executive Officer and President

TRUMP ENTERTAINMENT RESORTS FUNDING, INC.

By:	/S/ JAMES B. PERRY
Name:	James B. Perry
Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the date indicated.

Signature	Title	Date

/S/ JAMES B. PERRY James B. Perry	Director, Chief Executive Officer and President (Principal Executive Officer)	March 16, 2007

/S/ DALE R. BLACK Dale R. Black	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2007

* Donald J. Trump	Chairman of the Board	March 16, 2007

* Wallace B. Askins	Director	March 16, 2007

* Edward H. D’Alelio	Director	March 16, 2007

* James J. Florio	Director	March 16, 2007

* Cezar M. Froelich	Director	March 16, 2007

Signature	Title	Date

* Morton E. Handel	Director	March 16, 2007

* Michael A. Kramer	Director	March 16, 2007

* Don M. Thomas	Director	March 16, 2007

*	Dale R. Black, by signing his name hereto, does sign this document on behalf of the above-named individuals, pursuant to the powers of attorney duly executed by such individuals, which have been filed as an exhibit to this Report.

/s/ DALE R. BLACK
Dale R. Black Attorney-in-Fact