Form 10-Q
period 2007-03-31
TRUMP ENTERTAINMENT RESORTS, INC.; TRUMP ENTERTAINMENT RESORTS FUNDING INC; TRUMP ENTERTAINMENT RESORTS HOLDINGS LP
filed 2007-05-10
CIK 943320, 943323, 943322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

Large Accelerated Filer ☐        Accelerated Filer ☐        Non-Accelerated Filer ☒

Trump Entertainment Resorts Funding, Inc.

Large Accelerated Filer ☐        Accelerated Filer ☐        Non-Accelerated Filer ☒

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of May 9, 2007, there were 31,097,978 shares of common stock and 900 shares of class B common stock (having a voting equivalency of 9,377,484 shares of common stock) of Trump Entertainment Resorts, Inc. outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	March 31,	December 31,
	2007	2006
	(unaudited)
Current assets:
Cash and cash equivalents	$83,058	$100,007
Restricted cash	27,327	27,375
Accounts receivable, net	43,508	45,342
Accounts receivable, other	6,396	9,000
Inventories	10,350	10,816
Deferred income taxes	10,881	10,351
Prepaid expenses and other current assets	9,315	13,049

Total current assets	190,835	215,940

Net property and equipment	1,583,514	1,535,543
Other assets:
Goodwill	226,280	226,480
Trademarks	197,000	197,000
Intangible assets, net	7,371	7,730
Deferred financing costs, net	17,242	17,914
Other assets, net	60,246	59,889

Total other assets	508,139	509,013

Total assets	$2,282,488	$2,260,496

Current liabilities:
Accounts payable	$38,045	$31,384
Accrued payroll and related expenses	29,193	28,332
Income taxes payable	7,765	24,904
Partnership distribution payable	180	260
Accrued interest payable	40,811	13,645
Self-insurance reserves	13,739	13,299
Other current liabilities	35,033	33,645
Current maturities of long-term debt	7,462	11,263

Total current liabilities	172,228	156,732

Long-term debt, net of current maturities	1,395,030	1,396,170
Deferred income taxes	152,944	152,414
Other long-term liabilities	33,901	17,017
Minority interest	122,957	125,395
Stockholders’ equity:
Preferred stock, $1 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value; 75,000,000 shares authorized, 31,067,978 and 30,990,902 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	31	31
Class B Common stock, $0.001 par value; 1,000 shares authorized, 900 shares issued and outstanding	—	—
Additional paid-in capital	458,565	457,772
Accumulated deficit	(53,168)	(45,035)

Total stockholders’ equity	405,428	412,768

Total liabilities and stockholders’ equity	$2,282,488	$2,260,496

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2007	2006
Revenues:
Gaming	$244,119	$247,944
Rooms	18,276	17,008
Food and beverage	25,469	26,527
Other	7,422	7,962

	295,286	299,441
Less promotional allowances	(61,007)	(61,789)

Net revenues	234,279	237,652
Costs and expenses:
Gaming	112,228	113,208
Rooms	3,569	3,172
Food and beverage	9,038	9,290
General and administrative	73,945	76,408
General and administrative-related party	608	662
Depreciation and amortization	15,266	16,610

	214,654	219,350

Income from operations	19,625	18,302

Non-operating income (expense):
Interest income	1,383	2,959
Interest expense	(31,442)	(32,479)

	(30,059)	(29,520)

Loss before income taxes and minority interests	(10,434)	(11,218)
Provision for income taxes	(200)	(1,492)
Minority interest	2,501	2,987

Net loss	$(8,133)	$(9,723)

Net loss per share—basic and diluted	$(0.26)	$(0.32)

Weighted average shares outstanding:
Basic and diluted	31,050,453	30,726,258

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share data)

	Shares	Common Stock	Shares	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2006	30,990,902	$31	900	$—	$457,772	$(45,035)	$412,768
Stock-based compensation expense, net of minority interest of $243					793		793
Issuance of restricted stock, net	77,076
Net loss						(8,133)	(8,133)

Balance, March 31, 2007	31,067,978	$31	900	$—	$458,565	$(53,168)	$405,428

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Three Months Ended March 31,
	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,133)	$(9,723)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Deferred and non-cash charge in lieu of income taxes	200	425
Minority interest in net loss	(2,501)	(2,987)
Depreciation and amortization	15,266	16,610
Amortization of deferred financing costs	672	669
Provisions for losses on receivables	1,642	1,371
Stock-based compensation expense	1,036	1,480
Valuation allowance—CRDA investments	672	997
(Gain) loss on sale of assets	(301)	10
Other	(6)	(6)
Changes in operating assets and liabilities:
Decrease in receivables	2,796	1,321
Decrease (increase) in inventories	466	(430)
Decrease in other current assets	3,734	1,119
Decrease in other assets	1,173	298
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	5,735	(13,263)
Increase in accrued interest payable	27,166	27,086
Decrease in other long-term liabilities	(255)	(316)

Net cash flows provided by operating activities	49,362	24,661

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(57,199)	(17,463)
Capitalized interest on construction in process	(757)	—
Decrease (increase) in restricted cash	48	(480)
Purchases of CRDA investments, net	(3,202)	(3,214)

Net cash flows used in investing activities	(61,110)	(21,157)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(4,941)	(9,226)
Partnership distributions	(260)	—
Other	—	191

Net cash flows used in financing activities	(5,201)	(9,035)

Net decrease in cash and cash equivalents	(16,949)	(5,531)
Cash and cash equivalents at beginning of period	100,007	228,554

Cash and cash equivalents at end of period	$83,058	$223,023

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,361	$4,646
Cash paid for income taxes	—	264
Equipment purchased under capital leases	—	219
Increase in accounts payable for accrued purchases of property and equipment	3,615	—

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2007	December 31, 2006
	(unaudited)
Current assets:
Cash and cash equivalents	$82,135	$99,094
Restricted cash	27,327	27,375
Accounts receivable, net	43,508	45,342
Accounts receivable, other	6,396	9,000
Inventories	10,350	10,816
Deferred income taxes	762	672
Prepaid expenses and other current assets	9,315	13,049

Total current assets	179,793	205,348

Net property and equipment	1,583,514	1,535,543
Other assets:
Goodwill	128,824	129,024
Trademarks	197,000	197,000
Intangible assets, net	7,371	7,730
Deferred financing costs, net	17,242	17,914
Other assets, net	60,246	59,889

Total other assets	410,683	411,557

Total assets	$2,173,990	$2,152,448

Current liabilities:
Accounts payable	$38,045	$31,384
Accrued payroll and related expenses	29,193	28,332
Income taxes payable	7,765	24,904
Accrued partner distributions	180	260
Accrued interest payable	40,811	13,645
Self-insurance reserves	13,739	13,299
Other current liabilities	35,033	33,645
Current maturities of long-term debt	7,462	11,263

Total current liabilities	172,228	156,732

Long-term debt, net of current maturities	1,395,030	1,396,170
Deferred income taxes	39,082	38,992
Other long-term liabilities	33,897	17,013
Partners’ capital
Partners’ capital	595,086	594,230
Accumulated deficit	(61,333)	(50,689)

Total partners’ capital	533,753	543,541

Total liabilities and partners’ capital	$2,173,990	$2,152,448

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2007	2006
Revenues:
Gaming	$244,119	$247,944
Rooms	18,276	17,008
Food and beverage	25,469	26,527
Other	7,422	7,962

	295,286	299,441
Less promotional allowances	(61,007)	(61,789)

Net revenues	234,279	237,652
Costs and expenses:
Gaming	112,228	113,208
Rooms	3,569	3,172
Food and beverage	9,038	9,290
General and administrative	73,945	76,408
General and administrative-related party	608	662
Depreciation and amortization	15,266	16,610

	214,654	219,350

Income from operations	19,625	18,302
Non-operating income (expense):
Interest income	1,373	2,958
Interest expense	(31,442)	(32,479)

	(30,069)	(29,521)

Loss before income taxes	(10,444)	(11,219)
Provision for income taxes	(200)	(1,492)

Net loss	$(10,644)	$(12,711)

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(unaudited)

(dollars in thousands)

	Partners’ Capital	Accumulated Deficit	Total Partners’ Capital
Balance, December 31, 2006	$594,230	$(50,689)	$543,541
Stock-based compensation expense	1,036		1,036
Partnership distributions	(180)		(180)
Net loss		(10,644)	(10,644)

Balance, March 31, 2007	$595,086	$(61,333)	$533,753

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Three Months Ended March 31,
	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,644)	$(12,711)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Deferred and non-cash charge in lieu of income taxes	200	425
Depreciation and amortization	15,266	16,610
Amortization of deferred financing costs	672	669
Provisions for losses on receivables	1,642	1,371
Stock-based compensation expense	1,036	1,480
Valuation allowance—CRDA investments	672	997
(Gain) loss on sale of assets	(301)	10
Other	(6)	(5)
Changes in operating assets and liabilities:
Decrease in receivables	2,796	1,321
Decrease (increase) in inventories	466	(430)
Decrease in other current assets	3,734	1,119
Decrease in other assets	1,173	298
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	5,735	(13,263)
Increase in accrued interest payable	27,166	27,086
Decrease in other long-term liabilities	(255)	(316)

Net cash flows provided by operating activities	49,352	24,661

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(57,199)	(17,463)
Capitalized interest on construction in process	(757)	—
Decrease (increase) in restricted cash	48	(480)
Purchases of CRDA investments, net	(3,202)	(3,214)

Net cash flows used in investing activities	(61,110)	(21,157)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(4,941)	(9,226)
Partnership distributions	(260)	—
Other	—	50

Net cash flows used in financing activities	(5,201)	(9,176)

Net decrease in cash and cash equivalents	(16,959)	(5,672)
Cash and cash equivalents at beginning of period	99,094	228,550

Cash and cash equivalents at end of period	$82,135	$222,878

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,361	$4,646
Cash paid for income taxes	—	264
Equipment purchased under capital leases	—	219
Increase in accounts payable for accrued purchases of property and equipment	3,615	—
See accompanying notes to condensed consolidated financial statements

See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands, except share and per share data)

(1)	Organization

Organization—The accompanying consolidated financial statements include those of Trump Entertainment Resorts, Inc. (“TER”), a Delaware corporation, its majority-owned subsidiary, Trump Entertainment Resorts Holdings, L.P. (“TER Holdings”), a Delaware limited partnership, and their respective subsidiaries. Except where otherwise noted, the words “we,” “us,” “our” and similar terms, as well as “Company,” refer to TER and all of its subsidiaries. Through TER Holdings and its wholly-owned subsidiaries we own and operate the Trump Taj Mahal Casino Resort (“Trump Taj Mahal”), Trump Plaza Hotel and Casino (“Trump Plaza”) and Trump Marina Hotel Casino (“Trump Marina”) in Atlantic City, New Jersey.

TER currently beneficially owns an approximate 76.5% profits interest in TER Holdings, as both a general and limited partner, and Donald J. Trump (“Mr. Trump”) owns directly and indirectly an approximate 23.5% profits interest in TER Holdings, as a limited partner. Mr. Trump’s limited partnership interests are exchangeable at Mr. Trump’s option into 9,377,484 shares of TER’s Common Stock, par value $0.001 per share (the “TER Common Stock”) (subject to certain adjustments), which, if exchanged, would give Mr. Trump ownership of an aggregate of approximately 26.2% of the TER Common Stock (including shares currently held directly by Mr. Trump) or approximately 28.8% assuming currently exercisable warrants held by Mr. Trump were exercised. Mr. Trump also holds 900 shares of TER’s Class B Common Stock, par value $0.001 per share (the “Class B Common Stock”). The Class B Common Stock has the voting equivalency of the 9,377,484 shares of TER Common Stock for which Mr. Trump’s limited partnership interests in TER Holdings may be exchanged, and generally votes on all matters with the TER Common Stock as a single class. The Class B Common Stock is redeemable at par to the extent that Mr. Trump exchanges his limited partnership interests in TER Holdings for TER Common Stock and is not entitled to receive any dividends.

(2)	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted. The accompanying condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report, available on the SEC’s website at www.sec.gov or our website at www.trumpcasinos.com.

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

Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

(3)	Long-Term Debt

Long-term debt consists of the following:

	March 31, 2007	December 31, 2006
Long-term debt:
Senior Secured Credit Facility:
Senior Secured Line of Credit, expires May 20, 2010 interest payable at least quarterly at either LIBOR or prime plus a margin	$—	$—
Term Loan, matures May 20, 2012, interest and principal payments due quarterly at either LIBOR and/or prime plus a margin (7.87% at March 31, 2007)	147,375	147,750

	147,375	147,750
Senior Secured Notes, due June 1, 2015, interest payable semi-annually at 8.5%, interest payments due June 1 and December 1	1,248,962	1,248,962
Other:
Capitalized lease obligations, payments due at various dates from 2006 through 2009, secured by slot and other equipment, interest at 4.3% to 16.7%	6,155	10,721

Total long-term debt	1,402,492	1,407,433
Less: current maturities	(7,462)	(11,263)

Long-term debt, net of current maturities	$1,395,030	$1,396,170

Senior Secured Credit Facility—On May 20, 2005, TER and TER Holdings entered into an agreement for a $500,000 senior secured credit facility (the “Credit Facility”) with a group of lenders. Pursuant to the Credit Facility, as amended, the lenders have agreed to provide TER Holdings (i) a revolving credit facility in the amount of $200,000, (ii) a single-draw term loan facility in the amount of $150,000, which was drawn on May 20, 2005, the effective date (the “Effective Date”) of our Second Amended and Restated Joint Plan of Reorganization dated March 30, 2005, as amended (the “Plan”), and (iii) a delayed draw term loan facility in the amount of $150,000, which may be drawn in multiple borrowings through May 20, 2007. The Credit Facility, as amended, also includes a sub-facility for letters of credit in an amount of up to $70,000. At March 31, 2007, we have outstanding letters of credit of $7,983 under the Credit Facility. Subsequent to March 31, 2007, we borrowed $20,000 under our delayed draw term loan facility and we plan to borrow the remaining $127,375 available under the terms of this facility prior to its expiration on May 20, 2007 to fund a portion of the construction of the new tower at Trump Taj Mahal.

Proceeds from the term loans may be utilized to (i) pay off amounts outstanding under the debtor-in-possession financing, which occurred on the Effective Date, (ii) fund the construction of a new tower at Trump Taj Mahal, (iii) pay fees and expenses in connection with our restructuring, and (iv) provide for ongoing working capital and general corporate needs; provided that $150,000 of the term loan is restricted to fund construction of a new tower at Trump Taj Mahal. The revolving portion of the Credit Facility may be used to fund ongoing working capital requirements of TER Holdings and its subsidiaries and other general corporate purposes. The revolving credit facility matures on May 20, 2010. The term loan matures on May 20, 2012, and must be repaid during the final year of such loans in equal quarterly amounts, subject to amortization of approximately 1.0% per year prior to the final year.

Borrowings under the Credit Facility are secured by a first priority security interest on substantially all the assets of TER Holdings and its subsidiaries. TER Holdings’ obligations under the Credit Facility are guaranteed by us and each of our direct and indirect subsidiaries except for a minor non-guarantor subsidiary. We and our subsidiaries are subject to a number of affirmative and negative covenants and must comply with certain financial covenants including maintenance of a leverage ratio of 8.75 to 1, a first lien coverage ratio of 2.25 to 1 and an interest coverage ratio of 1.35 to 1. The Credit Facility restricts our ability to make certain investments, distributions or pay dividends. At March 31, 2007, we were in compliance with our covenants.

Senior Secured Notes—On the Effective Date, TER Holdings and its wholly-owned finance subsidiary, Trump Entertainment Resorts Funding, Inc. (“TER Funding”) issued $1,250,000 of Senior Secured Notes (“Senior Notes”). The Senior Notes were used to pay distributions under the Plan. The Senior Notes due June 1, 2015, bear interest at 8.5% per annum. $1,020 of the Senior Secured Notes were returned to us under the terms of the Plan and retired on May 20, 2006.

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

TER Funding has no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of our Senior Notes. All other subsidiaries of TER Holdings, except a minor non-guarantor subsidiary (the “Guarantors”), are guarantors of the Senior Notes on a joint and several basis. TER Holdings and TER Funding have no independent assets or operations from the Guarantors. Therefore, condensed consolidating financial statements are not presented.

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

The Senior Notes rank senior in right of payment to the issuers’ and Guarantors’ future subordinated indebtedness. Notwithstanding the foregoing, because amounts borrowed under the Credit Facility are secured by substantially all the assets of the issuers and the Guarantors on a priority basis, the Senior Notes and the guarantees thereof are effectively subordinated to amounts borrowed under the Credit Facility.

(4)	Earnings Per Share

The computations of basic and diluted loss per share are as follows:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2007	2006
Numerator for basic and diluted earnings per share:
Net loss	$(8,133)	$(9,723)

Denominator for basic and diluted earnings per share:
Weighted average shares outstanding including Class A Warrants	31,050,453	30,726,258

Basic and diluted net loss per share	$(0.26)	$(0.32)

The shares attributable to our Class A Warrants are considered outstanding for both basic and diluted earnings per share for the three months ended March 31, 2006 as there were no events precluding their eventual issuance on May 20, 2006.

Potentially dilutive common shares excluded from the computation of diluted loss per share due to anti-dilution are as follows:

	Three Months Ended March 31,
	2007	2006
Potentially dilutive common shares:
Class B Common Stock	9,377,484	9,377,484
Ten year warrants	1,446,706	1,446,706
Employee stock options	300,000	300,000

Total	11,124,190	11,124,190

(5)	Stock-based Compensation Plans

2005 Stock Plan

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

In accordance with the revised provisions of Statement of Financial Accounting Standards (“SFAS”) Statement 123, “Share Based Payment” (“FAS 123R”), we recorded compensation expense for our stock option and restricted stock awards of $1,036 and $1,480 for the three months ended March 31, 2007 and 2006, respectively. Such expense is included in general and administrative expenses.

Restricted Stock – At March 31, 2007, there were 337,511 shares of nonvested restricted stock issued and outstanding. The remaining unrecognized compensation expense for nonvested restricted stock to be recognized over the remaining contractual life was $2,882. The weighted-average remaining contractual life of outstanding restricted stock grants at March 31, 2007 was 1.4 years.

Stock Options – At March 31, 2007, there were 300,000 stock options outstanding which vest in 100,000 share increments on July 31, 2008, 2009 and 2010. At March 31, 2007, the remaining unrecognized compensation expense for nonvested stock options to be recognized over the remaining contractual life was $1,473.

(6)	Income Taxes

Our income tax provision is as follows:

	Three Months Ended March 31,
	2007	2006
Current—federal	$—	$—
Deferred—federal	—	—

Provision for federal income taxes	—	—

Current—state	—	1,067
Deferred—state	—	—

Provision for state income taxes	—	1,067

Non-cash charge in lieu of taxes	200	425

	$200	$1,492

For the three months ended March 31, 2007 and 2006, our goodwill has been reduced by $200 and $425, respectively, for our non-cash charge in lieu of taxes.

On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on classification, interest and penalties, accounting in interim periods, disclosures and transition.

As of March 31, 2007, we have unrecognized tax benefits of approximately $29,300 (including interest) of which $6,900 would affect our effective tax rate, if recognized. The application of FIN 48 did not have an impact on stockholders’ equity or partners’ capital on the date of adoption. It is reasonably possible that certain unrecognized tax benefits related to income tax examinations totaling $7,765 could be settled during the next twelve months.

The application of FIN 48 resulted in reclassifications to TER’s and TER Holdings’ balance sheet income tax-related accounts as follows:

	TER
	December 31, 2006	Reclassifications	January 1, 2007
Current income taxes payable	$(24,904)	$17,139	$(7,765)

Long-term income taxes payable	$—	$(17,139)	$(17,139)

Current net deferred tax assets	$29,179	$1,154	$30,333
Valuation allowance	(18,828)	(624)	(19,452)

Current net deferred tax assets	10,351	530	10,881

Long-term net deferred tax liability	(152,414)	(530)	(152,944)

Net deferred income tax liability	$(142,063)	$—	$(142,063)

	TER Holdings
	December 31, 2006	Reclassifications	January 1, 2007
Current income taxes payable	$(24,904)	$17,139	$(7,765)

Long-term income taxes payable	$—	$(17,139)	$(17,139)

Current net deferred tax assets	$7,031	$240	$7,271
Valuation allowance	(6,359)	(150)	(6,509)

Current net deferred tax assets	672	90	762

Long-term net deferred tax liability	(38,992)	(90)	(39,082)

Net deferred income tax liability	$(38,320)	$—	$(38,320)

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties as a component of income tax expense. During the three months ended March 31, 2007, we recognized approximately $645 in potential interest associated with uncertain tax positions. As of March 31, 2007, we have accrued approximately $5,020 for the payment of interest on uncertain tax positions. To the extent the Reorganized Company’s interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of interest expense. To the extent the Predecessor Company’s interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and the impact will reduce goodwill, if available, and then reduce other intangible assets and additional paid-in capital to the extent goodwill would be reduced to zero.

Federal and State Income Tax Audits

Tax years 1997 through 2006 remain subject to examination by U.S. and state tax jurisdictions. Certain of our subsidiaries are currently involved in examinations with the IRS concerning their federal partnership income tax returns for the tax years 2002 through 2004. While any adjustments resulting from this examination could affect their specific state income tax returns, we do not believe that adjustments, if any, will have a material adverse effect on their financial condition or results of operations.

At March 31, 2007, we have recorded a net receivable of $650 to reflect Trump Indiana’s expected federal refunds (including interest) related to Trump Indiana’s IRS audit for the years 1996 through 2004 and the impact on the period from January 1, 2005 through December 21, 2005, the date of the sale of Trump Indiana to Majestic Star Casino, LLC (“Majestic Star”). Additionally, we have accrued $5,400 related to the impact on state income taxes (including interest) resulting from agreed upon IRS audit adjustments for 1996 and 1997 and proposed adjustments for 1998 through December 21, 2005. In accordance with the terms of our Stock Purchase Agreement with Majestic Star, TER Holdings has retained the liability for expected federal and state income taxes (including interest) related to Trump Indiana for the tax years 1995 through December 21, 2005.

Prior to 2007, state income taxes for our New Jersey operations were computed under the alternative minimum assessment method. We have asserted our position that New Jersey partnerships are exempt from these taxes and, as such, have not remitted payments of the amounts provided. The New Jersey Division of Taxation has issued an assessment to collect the unpaid taxes for the tax years 2002 and 2003. At March 31, 2007, we have accrued $24,400 for taxes and interest relating to this alternative minimum tax assessment for 2002 and 2003, as well as the open years 2004 through 2006. We are currently in discussions with the New Jersey Division of Taxation regarding settlement of these assessments.

Tax Distributions

TER Holdings’ partnership agreement requires distributions to its partners, TER and Mr. Trump, sufficient in amount to cover all federal, state and local income taxes incident to their ownership of TER Holdings, including special allocations of income, gains, losses, deductions and credits. TER Holdings made distributions of $260 during the three months ended March 31, 2007 and recorded distributions payable of $180 and $129 during the three months ended March 31, 2007 and 2006, respectively. In addition, the partnership agreement contains an indemnification clause which may result in additional payments to Mr. Trump upon the disposition of any of our existing casino properties. The amount of these indemnification payments would be sufficient in amount to cover the impact of the disposition on Mr. Trump’s federal, state and local income tax positions up to $100,000 and would only be due if Mr. Trump would not consent to the transaction.

(7)	Commitments and Contingencies

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

At March 31, 2007, our qualifying CRDA investments include approximately $1,500 in non-performing bonds, net of a reserve of $700. These bonds are collateralized by equipment and real property. We record interest income on non-performing bonds as cash interest payments are received. We continue to evaluate the collectibility of these bonds. Future events may result in the need to record additional reserves relating to our investment in these bonds.

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

Property Tax Assessments – Trump Taj Mahal, Trump Plaza and Trump Marina have appealed property tax assessments for various tax years through 2007. We have entered into settlement discussions, however we are unable to predict the amount, if any, or timing of the resolution of such property tax appeals.

(8)	Legal Proceedings

Chapter 11 Cases - Although we have emerged from bankruptcy, we still are in the process of resolving various claims and other litigation in connection with the Plan, which may continue for the foreseeable future.

On July 18, 2005, the Bankruptcy Court considered a motion brought by a certain group of persons alleging that they had held shares of our Predecessor Company’s Common Stock on the record date for distributions under the Plan (and who subsequently sold their shares prior to the distribution date) but did not receive any distributions under the Plan, which they believe were wrongly made to the beneficial holders of our stock on the distribution date. The movants had sought an order compelling us to make distributions to them under the Plan. After additional briefing and a court hearing with respect to the issue on October 8, 2005, the Bankruptcy Court denied the movants’ motion on February 17, 2006. The movants filed an appeal from the judgment entered in the Bankruptcy Court in favor of the Predecessor Company. The movants appealed this motion to the United States District Court for the district of New Jersey. Briefs have been filed, oral argument occurred, and further briefing was ordered. During April 2007, the United States District Court reversed the Bankruptcy Court’s denial and remanded the case back to the Bankruptcy Court for further consideration. In May 2007, a Notice of Appeal of this decision was filed in the United States District Court for the District of New Jersey.

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

For a more complete description of the risks that may affect our business, see our Annual Report on Form 10-K for the year ended December 31, 2006.

Overview

We own and operate the Trump Taj Mahal Casino Resort, Trump Plaza Hotel and Casino and the Trump Marina Hotel Casino in Atlantic City, New Jersey.

During the quarter ended March 31, 2007, the Atlantic City market experienced a decline in gaming revenues due to increased competition from the introduction of new gaming capacity in Pennsylvania and New York. Specifically, new slots-only casinos opened in Bensalem, Chester and Wilkes-Barre, Pennsylvania with a total of approximately 5,900 slot machines. In addition, in late 2006 Yonkers Raceway opened its approximately 4,100 video lottery terminal facility. For the quarter ended March 31, 2007, gross gaming revenues in the Atlantic City market (as reported to the New Jersey Casino Control Commission) decreased 2.1% overall, while slot revenues decreased 4.9% from the first quarter of 2006. We experienced a 1.0% decrease in overall gross gaming revenue and a 4.6% decrease in slot revenue. The rate of decline in gaming revenue eased toward the latter part of the quarter.

Our future operations will be impacted by smoking restrictions enacted by the State of New Jersey and Atlantic City’s city council. On April 15, 2007, smoking restrictions became effective as follows:

New Jersey Smoke-Free Air Act. This law prohibits the smoking of tobacco in structurally enclosed indoor public places and workplaces in New Jersey, including licensed casino hotels. The law permits smoking within the perimeter of the casino and casino simulcasting areas and permits 20% of hotel guest rooms to be designated as smoking rooms.

Atlantic City Ordinance. This ordinance extended the smoking ban to casino and casino simulcasting areas. Under this ordinance, casinos may operate up to 25% of the casino floor as a smoking area. While the ordinance does not currently require physical separation of smoking and non-smoking areas, future provisions of the ordinance require construction plans for such physical separation to be submitted for state approval by September 15, 2007. Compliance with such additional provisions pertaining to physical separation would require additional capital expenditures and modifications to our casino floors or, in the absence of such physical separation, our casino floor would be required to be 100% smoke-free.

Analysis of Results of Operations

Our primary business activities are conducted by Trump Taj Mahal, Trump Plaza and Trump Marina.

The following tables include selected data of our casino properties (in millions).

	Three Months Ended March 31,
	2007	2006
Gaming revenues
Trump Taj Mahal	$121.9	$121.0
Trump Plaza	64.2	67.4
Trump Marina	58.0	59.5

Total	$244.1	$247.9

Net revenues
Trump Taj Mahal	$118.4	$117.4
Trump Plaza	61.5	63.5
Trump Marina	54.4	56.8

Total	$234.3	$237.7

Income (loss) from operations
Trump Taj Mahal	$20.6	$16.7
Trump Plaza	2.1	3.0
Trump Marina	4.4	6.6
Corporate and other	(7.5)	(8.0)

Total	$19.6	$18.3

Depreciation and amortization
Trump Taj Mahal	$6.8	$8.4
Trump Plaza	4.7	4.6
Trump Marina	3.7	3.6
Corporate and other	0.1	—

Total	$15.3	$16.6

Comparison of Three Months Ended March 31, 2007 and 2006.

Each of our properties’ operating results were as follows:

Trump Taj Mahal – Overall, income from operations increased by $3.9 million due to a $1.0 million increase in net revenues, a $1.3 million net decrease in operating expenses and a $1.6 million decrease in depreciation expense. Net revenues increased principally due to a $0.9 million increase in gaming revenues. The lower operating expenses were primarily due to decreases in payroll and related costs of $2.9 million and utility costs of $1.0 million partially offset by increases in promotional expenses of $0.9 million, gaming taxes of $0.6 million and property taxes and insurance costs of $0.5 million. The lower depreciation expense was primarily due to certain of our fixed assets being fully depreciated as of the end of 2006.

Trump Plaza – Net revenues decreased $2.0 million from $63.5 million to $61.5 million. The lower net revenues reflect decreases in casino revenues of $3.2 million and food beverage and other revenues of $1.3 million offset by increased rooms revenue of $0.6 million and decreased promotional allowances of $1.9 million. The decrease in casino revenues reflects a $5.1 million decrease in slot revenues partially offset by increased table games revenue of $2.1 million. The decrease in slot revenue reflects the impact of increased competition in adjoining states, as well as the continued realignment of our marketing efforts to focus on more profitable slot customer segments. Reductions in promotional allowances reflect reductions in hotel room comps and reductions in our promotional offers to less profitable customer segments. Total costs and expenses decreased $1.1 million primarily due to decreased casino expenses, including a reduction in gaming taxes and other casino costs on the lower casino revenues.

Trump Marina – Net revenues decreased $2.4 million from $56.8 million to $54.4 million. This decrease in net revenues reflects a $1.5 million decline in gaming revenues and a $1.5 million increase in promotional allowances partially offset by increases in rooms, food and beverage and other revenues of $0.4 million. The decrease in casino revenues included a $0.9 million decrease in table games revenues and $0.6 million decrease in slot revenues. Overall costs and expenses remained stable as a $0.3 million decrease in operating expenses included a $0.3 million reduction in general and administrative costs relating to the gain on the sale of slot machines.

Corporate and Other – Corporate and other expenses declined by approximately $0.5 million as a $0.4 million decrease in stock-based compensation expense and a $0.6 million decrease in development costs was partially offset by increased professional fees.

Our other overall costs were as follows:

Interest Income – Interest income decreased by approximately $1.6 million from the comparable period in 2006. This decrease reflects lower average invested cash and cash equivalents from the prior year as we used available cash to fund capital expenditure and interest obligations.

Interest Expense – Interest expense decreased by approximately $1.0 million from the comparable period in 2006. This decrease is a result of $0.7 million increase in capitalized interest and $1.0 million decrease in interest expense on capital lease obligations due to repayment of such capital lease obligations, offset primarily by higher interest costs on term loan borrowings under our Credit Facility due to interest rate increases.

Provision for Income Taxes – Our provision for income taxes in 2007 reflects a non-cash charge in lieu of taxes of $0.2 million. The provision in 2006 includes a non-cash charge in lieu of taxes of $0.4 million and a current state income tax provision of $1.1 million. Our 2007 income tax provision does not include a current state income tax provision due to the lapsing of state legislation requiring an alternative minimum tax assessment in 2006.

Liquidity and Capital Resources

During the three months ended March 31, 2007, we generated $49.4 million in cash flows from operating activities compared to $24.7 million during the three months ended March 31, 2006. The increase in cash flows from operations is principally a result of reduction in working capital requirements.

Cash flow used in investing activities was $61.1 million during the three months ended March 31, 2007 compared to $21.2 million during the three months ended March 31, 2006. The increase in cash flow used in investing activities is due to the capital expenditures associated with the Trump Taj Mahal tower construction and renovation projects at our three properties.

During the three months ended March 31, 2007, our financing activities consisted of repayment of $4.6 million of our capital lease obligations and $0.4 million of our outstanding term loan. We also paid $0.3 million in partnership distributions to Mr. Trump.

At March 31, 2007, we had approximately $83.1 million in cash and cash equivalents. In addition to our cash and cash equivalents, we have $27.3 million of restricted cash from the sale of Trump Indiana which should become unrestricted upon closure of Trump Indiana’s IRS audits.

Cash flows from the operating activities of our casino properties along with borrowings under our revolving credit facility generally constitute our primary source of liquidity. Since our reorganization, our cash flows have generally been sufficient to fund operations and make interest payments when due.

In order to increase the competitiveness of our casino properties, we have made significant capital expenditures to renovate, update and expand our casinos. For example, we have spent approximately $103 million of a $250 million capital improvement program to renovate and update our three casino properties. Expenditures are expected to continue under this program through the first quarter of 2008. Construction continues on an estimated $250 million new 786-room hotel tower and connecting structure to expand our existing facility at the Trump Taj Mahal. We currently expect to open this new hotel tower during the third quarter of 2008.

We also implemented a recurring maintenance capital program. Capital expenditures towards the aforementioned projects for the remainder of 2007 are expected to be as follows:

Renovation and updating capital	$100 to $110 million
Taj Mahal tower	$95 to $100 million
Maintenance and technology	$40 to $ 45 million

Remainder of 2007 estimated range	$235 to $255 million

We believe that cash on hand, available borrowing capacity and cash flows from operations will be sufficient to fund our operating, capital expenditure and debt service obligations. While we believe that our sources of liquidity are sufficient to meet our cash obligations during the next twelve months, our ability to meet our operating and debt service obligations depends on a number of factors, including our existing cash on hand, cash flows generated by our operating subsidiaries and compliance with our debt covenants. In addition, if we decide to pursue additional capital projects, we will need to obtain additional financing in the future.

Failure to achieve consistent profitability or maintain or achieve various other financial performance levels could diminish our ability to meet financial covenants, obtain additional funds or make required payments on our indebtedness. In addition, given the restrictions on incurring additional indebtedness imposed on us under the Credit Facility and the indenture governing the Senior Notes, we cannot provide assurance that other sources of funds will be available to us, or if available, at terms favorable to us.

At March 31, 2007, there were no outstanding borrowings under our Senior Secured line of credit and $147.4 million outstanding under the term loan portion of our Credit Facility. We also had outstanding $1,249.0 million of Senior Notes. At March 31, 2007, we had outstanding letters of credit of $8.0 million. Subsequent to March 31, 2007, we borrowed $20.0 million under our delayed draw term loan facility and we plan to borrow the remaining $127.4 million available under the terms of this facility prior to its expiration on May 20, 2007 to fund a portion of the construction of the new tower at Trump Taj Mahal. As of May 9, 2007, subject to the limitations imposed by our debt incurrence covenant, availability under the Credit Facility was approximately $300 million. Included in the Credit Facility availability is the remaining $127.4 million available under the term loan restricted for the Trump Taj Mahal new hotel tower construction.

Under the terms of our Credit Facility, we are subject to certain affirmative and negative covenants, including limitations on liens, incurrence of indebtedness, mergers, sales of assets, investments, restricted payments, capital expenditures, agreements with affiliates, our activities and amendment of the indenture governing the Senior Notes, among other limitations. In addition, we must comply with certain financial covenants, including the ratio of consolidated indebtedness to EBITDA, consolidated first lien debt to EBITDA and EBITDA to cash interest expense. We were in compliance with such covenants as of March 31, 2007.

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

Goodwill—We have approximately $226.3 million of goodwill recorded on our balance sheet at March 31, 2007. We regularly evaluate our businesses for potential impairment indicators. Additionally, we perform impairment testing at least annually. Our judgments regarding the existence of impairment indicators are based on, among other things, the regulatory and competitive status and operational performance of each of our businesses. Future events, such as the failure to meet or exceed our operating plans, increased competition or the enactment of increased gaming or tax rates, could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Property and Equipment—Our operations are capital intensive and we make capital investments at each of our properties in the form of maintenance capital and, from time to time, expansion and product enhancement capital. At March 31, 2007, we have approximately $1,583.5 million of net property and equipment recorded on our balance sheet. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimates of the useful lives are based on the nature of the assets as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

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

Income Taxes—We are subject to income taxes in the United States and in several states. We account for income taxes, including our current, deferred and non-cash charge in lieu of tax provisions in accordance with SFAS Statement 109, “Accounting for Income Taxes” and Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The calculation of our income tax provision following our reorganization is complex and requires the use of estimates. Management reviews our provision for income taxes at the end of each reporting period. Additionally, our income tax returns are subject to examination by various taxing authorities. We regularly assess the potential outcomes of these examinations in determining the adequacy of our provision for income taxes and our income tax liabilities. Inherent on our determination of any necessary reserves are assumptions based on past experiences and judgments about potential actions by taxing authorities. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonable and foreseeable outcome related to uncertain tax matters. When actual results of tax examinations differ from our estimates, we adjust the income tax provision in the period in which the examination issues are settled.

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

At March 31, 2007, long-term fixed rate borrowings represented approximately 90% of our total borrowings.

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

(b) Changes in Internal Controls Over Financial Reporting. There have been no changes in our internal controls over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented new general ledger and accounts payable systems in January 2007. These new systems are providing us with improved reporting and analysis capabilities to better manage our business. There have not been any significant changes in our internal controls as a result of this implementation.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A reference is made to the information contained in Note 8 of our unaudited condensed consolidated financial statements included herein, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1*	Form of Trump Entertainment Resorts, Inc. 2005 Incentive Award Plan Restricted Stock Award Agreement for Directors

10.2*	Form of Trump Entertainment Resorts, Inc. 2005 Incentive Award Plan Restricted Stock Award Agreement for Employees

31.1	Certification by the Chief Executive Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Financial Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUMP ENTERTAINMENT RESORTS, INC. (Registrant)

Date: May 9, 2007	By:	/s/DALE R. BLACK
Dale R. Black Executive Vice President and Chief Financial Officer of Trump Entertainment Resorts, Inc.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P. (Registrant)

	By:	TRUMP ENTERTAINMENT RESORTS, INC., its general partner

Date: May 9, 2007	By:	/s/DALE R. BLACK
Dale R. Black Executive Vice President and Chief Financial Officer of Trump Entertainment Resorts Holdings, L.P.

TRUMP ENTERTAINMENT RESORTS FUNDING, INC. (Registrant)

Date: May 9, 2007	By:	/s/DALE R. BLACK
Dale R. Black Executive Vice President and Chief Financial Officer of Trump Entertainment Resorts Funding, Inc.

EXHIBIT INDEX

Exhibit No.		Exhibit
10.1	*	Form of Trump Entertainment Resorts, Inc. 2005 Incentive Award Plan Restricted Stock Award Agreement for Directors

10.2	*	Form of Trump Entertainment Resorts, Inc. 2005 Incentive Award Plan Restricted Stock Award Agreement for Employees

31.1		Certification by the Chief Executive Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2		Certification by the Chief Financial Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1		Certification of the Chief Executive Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of the Chief Financial Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.