Form 10-Q
period 2007-09-30
TRUMP ENTERTAINMENT RESORTS, INC.; TRUMP ENTERTAINMENT RESORTS FUNDING INC; TRUMP ENTERTAINMENT RESORTS HOLDINGS LP
filed 2007-11-09
CIK 943320, 943323, 943322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Trump Entertainment Resorts Funding, Inc.

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of November 9, 2007, there were 31,095,514 shares of common stock and 900 shares of class B common stock (having a voting equivalency of 9,377,484 shares of common stock) of Trump Entertainment Resorts, Inc. outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	September 30, 2007	December 31, 2006
	(unaudited)
Current assets:
Cash and cash equivalents	$89,099	$100,007
Restricted cash	—	27,375
Accounts receivable, net	49,280	45,342
Accounts receivable, other	6,621	9,000
Inventories	10,878	10,816
Deferred income taxes	10,881	10,351
Prepaid expenses and other current assets	17,976	13,049

Total current assets	184,735	215,940

Net property and equipment	1,672,400	1,535,543
Other assets:
Restricted cash	85,459	—
Goodwill	225,904	226,480
Trademarks	197,000	197,000
Intangible assets, net	6,653	7,730
Deferred financing costs, net	15,895	17,914
Other assets, net	61,314	59,889

Total other assets	592,225	509,013

Total assets	$2,449,360	$2,260,496

Current liabilities:
Accounts payable	$38,458	$31,384
Accrued payroll and related expenses	29,628	28,332
Income taxes payable	7,765	24,904
Partnership distribution payable	590	260
Accrued interest payable	42,969	13,645
Self-insurance reserves	13,332	13,299
Other current liabilities	42,095	33,645
Current maturities of long-term debt	5,157	11,263

Total current liabilities	179,994	156,732

Long-term debt, net of current maturities	1,562,275	1,396,170
Deferred income taxes	152,944	152,414
Other long-term liabilities	33,639	17,017
Minority interest	120,702	125,395
Stockholders’ equity:
Preferred stock, $1 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value; 75,000,000 shares authorized, 31,095,514 and 30,990,902 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	31	31
Class B Common stock, $0.001 par value; 1,000 shares authorized, 900 shares issued and outstanding	—	—
Additional paid-in capital	459,771	457,772
Accumulated deficit	(59,996)	(45,035)

Total stockholders’ equity	399,806	412,768

Total liabilities and stockholders’ equity	$2,449,360	$2,260,496

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Gaming	$290,339	$301,781	$783,600	$822,640
Rooms	24,014	22,701	63,903	58,767
Food and beverage	35,585	37,379	90,620	94,393
Other	15,994	16,350	33,164	34,588

	365,932	378,211	971,287	1,010,388
Less promotional allowances	(84,830)	(89,821)	(211,666)	(228,305)

Net revenues	281,102	288,390	759,621	782,083
Costs and expenses:
Gaming	127,780	133,082	359,321	366,738
Rooms	4,953	3,158	13,044	9,668
Food and beverage	12,724	12,348	33,989	32,507
General and administrative	72,080	73,197	207,696	213,117
Corporate and development	5,417	7,202	21,891	22,678
Corporate-related party	612	610	1,827	1,930
Depreciation and amortization	17,658	17,814	49,240	51,746

	241,224	247,411	687,008	698,384

Income from operations	39,878	40,979	72,613	83,699
Non-operating income (expense):
Interest income	2,256	2,158	5,473	7,972
Interest expense	(33,476)	(32,698)	(97,452)	(97,713)

	(31,220)	(30,540)	(91,979)	(89,741)

Income (loss) before income taxes and minority interests	8,658	10,439	(19,366)	(6,042)
Provision for income taxes	—	(2,756)	(200)	(5,587)
Minority interest	(2,032)	(1,850)	4,605	2,805

Net income (loss)	$6,626	$5,833	$(14,961)	$(8,824)

Net income (loss) per share:
Basic and diluted	$0.21	$0.19	$(0.48)	$(0.29)

Weighted average shares outstanding:
Basic	31,099,905	30,977,329	31,084,501	30,897,495

Diluted	40,477,389	40,360,777	31,084,501	30,897,495

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share data)

	Shares	Common Stock	Shares	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2006	30,990,902	$31	900	$—	$457,772	$(45,035)	$412,768
Stock-based compensation expense, net of minority interest of $682	—	—	—	—	2,219	—	2,219
Issuance of restricted stock, net of forfeitures and repurchases	104,545	—	—	—	(220)	—	(220)
Other	67	—	—	—	—	—	—
Net loss	—	—	—	—	—	(14,961)	(14,961)

Balance, September 30, 2007	31,095,514	$31	900	$—	$459,771	$(59,996)	$399,806

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Nine Months Ended September 30,
	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,961)	$(8,824)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Deferred and non-cash charge in lieu of income taxes	200	2,075
Minority interest in net loss	(4,605)	(2,805)
Depreciation and amortization	49,240	51,746
Amortization of deferred financing costs	2,019	1,954
Provisions for losses on receivables	4,985	3,753
Stock-based compensation expense	2,901	4,209
Valuation allowance—CRDA investments	3,074	3,396
(Gain) loss on sale of assets	(764)	17
Other	640	(661)
Changes in operating assets and liabilities:
Increase in receivables	(6,161)	(10,170)
Increase in inventories	(62)	(128)
Increase in other current assets	(4,927)	(5,519)
Decrease in other assets	3,978	566
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	11,399	(24,383)
Increase in accrued interest payable	29,324	28,924
Decrease in other long-term liabilities	(517)	(1,277)

Net cash flows provided by operating activities	75,763	42,873

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(175,804)	(90,657)
Capitalized interest on construction in process	(2,587)	(523)
(Increase) decrease in restricted cash	(58,084)	17,678
Purchases of CRDA investments, net	(9,528)	(9,921)

Net cash flows used in investing activities	(246,003)	(83,423)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	23,000	—
Borrowings under term loan	147,375	—
Repayments of long-term debt	(10,383)	(23,928)
Partnership distributions	(440)	(2,680)
Payment of deferred financing costs	—	(597)
Other	(220)	453

Net cash flows provided by (used in) financing activities	159,332	(26,752)

Net decrease in cash and cash equivalents	(10,908)	(67,302)
Cash and cash equivalents at beginning of period	100,007	228,554

Cash and cash equivalents at end of period	$89,099	$161,252

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$68,570	$67,780
Cash paid for income taxes	—	525
Equipment purchased under capital leases	—	277
Debt of Reorganized Company issued in exchange for debt and accrued interest of Predecessor Company	7	(1,020)
Increase in accounts payable for accrued purchases of property and equipment	5,454	—

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2007	December 31, 2006
	(unaudited)
Current assets:
Cash and cash equivalents	$88,157	$99,094
Restricted cash	—	27,375
Accounts receivable, net	49,280	45,342
Accounts receivable, other	6,621	9,000
Inventories	10,878	10,816
Deferred income taxes	762	672
Prepaid expenses and other current assets	17,976	13,049

Total current assets	173,674	205,348

Net property and equipment	1,672,400	1,535,543
Other assets:
Restricted cash	85,459	—
Goodwill	128,448	129,024
Trademarks	197,000	197,000
Intangible assets, net	6,653	7,730
Deferred financing costs, net	15,895	17,914
Other assets, net	61,314	59,889

Total other assets	494,769	411,557

Total assets	$2,340,843	$2,152,448

Current liabilities:
Accounts payable	$38,458	$31,384
Accrued payroll and related expenses	29,628	28,332
Income taxes payable	7,765	24,904
Accrued partner distributions	590	260
Accrued interest payable	42,969	13,645
Self-insurance reserves	13,332	13,299
Other current liabilities	42,095	33,645
Current maturities of long-term debt	5,157	11,263

Total current liabilities	179,994	156,732

Long-term debt, net of current maturities	1,562,275	1,396,170
Deferred income taxes	39,082	38,992
Other long-term liabilities	33,635	17,013
Partners’ capital
Partners’ capital	596,141	594,230
Accumulated deficit	(70,284)	(50,689)

Total partners’ capital	525,857	543,541

Total liabilities and partners’ capital	$2,340,843	$2,152,448

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Gaming	$290,339	$301,781	$783,600	$822,640
Rooms	24,014	22,701	63,903	58,767
Food and beverage	35,585	37,379	90,620	94,393
Other	15,994	16,350	33,164	34,588

	365,932	378,211	971,287	1,010,388
Less promotional allowances	(84,830)	(89,821)	(211,666)	(228,305)

Net revenues	281,102	288,390	759,621	782,083
Costs and expenses:
Gaming	127,780	133,082	359,321	366,738
Rooms	4,953	3,158	13,044	9,668
Food and beverage	12,724	12,348	33,989	32,507
General and administrative	72,080	73,197	207,696	213,117
Corporate and development	5,417	7,202	21,891	22,678
Corporate-related party	612	610	1,827	1,930
Depreciation and amortization	17,658	17,814	49,240	51,746

	241,224	247,411	687,008	698,384

Income from operations	39,878	40,979	72,613	83,699
Non-operating income (expense):
Interest income	2,247	2,149	5,444	7,954
Interest expense	(33,476)	(32,698)	(97,452)	(97,713)

	(31,229)	(30,549)	(92,008)	(89,759)

Income (loss) before income taxes and minority interest	8,649	10,430	(19,395)	(6,060)
Provision for income taxes	—	(2,556)	(200)	(5,387)
Minority interest	—	—	—	150

Net income (loss)	$8,649	$7,874	$(19,595)	$(11,297)

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(unaudited)

(dollars in thousands)

	Partners’ Capital	Accumulated Deficit	Total Partners’ Capital

Balance, December 31, 2006	$594,230	$(50,689)	$543,541
Stock-based compensation expense, net of forfeitures and repurchases	2,681	—	2,681
Partnership distributions	(770)	—	(770)
Net loss	—	(19,595)	(19,595)

Balance, September 30, 2007	$596,141	$(70,284)	$525,857

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Nine Months Ended September 30,
	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,595)	$(11,297)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Deferred and non-cash charge in lieu of income taxes	200	1,875
Minority interest	—	(150)
Depreciation and amortization	49,240	51,746
Amortization of deferred financing costs	2,019	1,954
Provisions for losses on receivables	4,985	3,753
Stock-based compensation expense	2,901	4,209
Valuation allowance - CRDA investments	3,074	3,396
(Gain) loss on sale of assets	(764)	17
Other	640	(661)
Changes in operating assets and liabilities:
Increase in receivables	(6,161)	(10,170)
Increase in inventories	(62)	(128)
Increase in other current assets	(4,927)	(5,519)
Decrease in other assets	3,978	566
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	11,399	(24,383)
Increase in accrued interest payable	29,324	28,924
Decrease in other long-term liabilities	(517)	(1,277)

Net cash flows provided by operating activities	75,734	42,855

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(175,804)	(90,657)
Capitalized interest on construction in process	(2,587)	(523)
(Increase) decrease in restricted cash	(58,084)	17,678
Purchases of CRDA investments, net	(9,528)	(9,921)

Net cash flows used in investing activities	(246,003)	(83,423)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	23,000	—
Borrowings under term loan	147,375	—
Repayments of long-term debt	(10,383)	(23,928)
Partnership distributions	(440)	(3,420)
Payment of deferred financing costs	—	(597)
Other	(220)	312

Net cash flows provided by (used in) financing activities	159,332	(27,633)

Net decrease in cash and cash equivalents	(10,937)	(68,201)
Cash and cash equivalents at beginning of period	99,094	228,550

Cash and cash equivalents at end of period	$88,157	$160,349

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$68,570	$67,780
Cash paid for income taxes	—	525
Equipment purchased under capital leases	—	277
Debt of Reorganized Company issued in exchange for debt and accrued interest of Predecessor Company	7	(1,020)
Increase in accounts payable for accrued purchases of property and equipment	5,454	—

See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands, except share and per share data)

(1)	Organization

Organization – The accompanying consolidated financial statements include those of Trump Entertainment Resorts, Inc. (“TER”), a Delaware corporation, its majority-owned subsidiary, Trump Entertainment Resorts Holdings, L.P. (“TER Holdings”), a Delaware limited partnership, and their respective subsidiaries. Except where otherwise noted, the words “we,” “us,” “our” and similar terms, as well as “Company,” refer to TER and all of its subsidiaries. Through TER Holdings and its wholly-owned subsidiaries we own and operate the Trump Taj Mahal Casino Resort (“Trump Taj Mahal”), Trump Plaza Hotel and Casino (“Trump Plaza”) and Trump Marina Hotel Casino (“Trump Marina”) in Atlantic City, New Jersey.

TER currently beneficially owns an approximate 76.5% profits interest in TER Holdings, as both a general and limited partner, and Donald J. Trump (“Mr. Trump”) owns directly and indirectly an approximate 23.5% profits interest in TER Holdings, as a limited partner. Mr. Trump’s limited partnership interests in TER Holdings are exchangeable at Mr. Trump’s option into 9,377,484 shares of TER’s Common Stock, par value $0.001 per share (the “TER Common Stock”) (subject to certain adjustments), which, if exchanged, would give Mr. Trump ownership of an aggregate of approximately 26.2% of the TER Common Stock (including shares currently held directly by Mr. Trump) or approximately 28.7% assuming currently exercisable warrants held by Mr. Trump were exercised. Mr. Trump also holds 900 shares of TER’s Class B Common Stock, par value $0.001 per share (the “Class B Common Stock”). The Class B Common Stock has the voting equivalency of the 9,377,484 shares of TER Common Stock for which Mr. Trump’s limited partnership interests in TER Holdings may be exchanged, and generally votes on all matters with the TER Common Stock as a single class. The Class B Common Stock is redeemable at par to the extent that Mr. Trump exchanges his limited partnership interests in TER Holdings for TER Common Stock and is not entitled to receive any dividends.

(2)	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report, which are available on the SEC’s website at www.sec.gov or our website at www.trumpcasinos.com.

The condensed consolidated financial statements include our accounts and those of our controlled subsidiaries and partnerships. We have eliminated all significant intercompany transactions. We view each of our casino properties as operating segments and all such operating segments have been aggregated into one reporting segment.

The term “Predecessor Company” refers to the Company and it subsidiaries for periods prior to and including May 19, 2005, and the term “Reorganized Company” refers to the Company and its subsidiaries for periods on and subsequent to May 20, 2005.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

(3)	Long-Term Debt

Long-term debt consists of the following:

	September 30, 2007	December 31, 2006
Long-term debt:
Senior Secured Credit Facility:
Senior Secured Line of Credit, expires May 20, 2010 interest payable at least quarterly at either LIBOR or prime plus a margin (7.8% at September 30, 2007)	$23,000	$—
Term Loans, mature May 20, 2012, interest and principal payments due quarterly at either LIBOR and/or prime plus a margin (7.9% at September 30, 2007)	293,250	147,750

	316,250	147,750

Senior Secured Notes, due June 1, 2015, interest payable semi-annually at 8.5%, interest payments due June 1 and December 1	1,248,969	1,248,962

Other:
Capitalized lease obligations, payments due at various dates from 2007 through 2009, secured by slot and other equipment, interest at 4.3% to 16.7%	2,213	10,721

Total long-term debt	1,567,432	1,407,433
Less: current maturities	(5,157)	(11,263)

Long-term debt, net of current maturities	$1,562,275	$1,396,170

Senior Secured Credit Facility - On May 20, 2005, TER and TER Holdings entered into an agreement for a $500,000 senior secured credit facility (the “Credit Facility”) with a group of lenders. Pursuant to the Credit Facility, as amended, the lenders have agreed to provide TER Holdings (i) a revolving credit facility in the amount of $200,000, (ii) a single-draw term loan facility in the amount of $150,000, which was drawn on May 20, 2005, the effective date (the “Effective Date”) of our Second Amended and Restated Joint Plan of Reorganization, dated March 30, 2005, as amended (the “Plan”), and (iii) a delayed draw term loan facility in the amount of $150,000, which is restricted to fund construction of a new hotel tower at Trump Taj Mahal. The Credit Facility, as amended, also includes a sub-facility for letters of credit in an amount of up to $75,000.

During May 2007, we borrowed $147,375 under the delayed draw term loan facility. As required under the terms of the Credit Facility, the proceeds from the delayed draw term loan facility are being used in connection with the construction of the new hotel tower at Trump Taj Mahal. At September 30, 2007, unused proceeds from the delayed draw term loan totaling $85,459 are reflected as long-term restricted cash. The term loans mature on May 20, 2012, and must be repaid during the final year of such loans in equal quarterly amounts, subject to amortization of approximately 1.0% per year prior to the final year.

At September 30, 2007, there was $23,000 outstanding under the revolving portion of the Credit Facility. The revolving portion of the Credit Facility may be used to fund ongoing working capital requirements of TER Holdings and its subsidiaries and other general corporate purposes. The revolving credit facility matures on May 20, 2010. Issued and outstanding letters of credit, which reduce available borrowings under the Credit Facility, totaled $7,983 at September 30, 2007. At September 30, 2007, subject to the limitations imposed by our debt incurrence covenant, remaining availability under the Credit Facility was approximately $58,000.

Borrowings under the Credit Facility are secured by a first priority security interest on substantially all the assets of TER Holdings and its subsidiaries. TER Holdings’ obligations under the Credit Facility are guaranteed by us and each of our direct and indirect subsidiaries, except for a minor non-guarantor subsidiary. We and our subsidiaries are subject to a number of affirmative and negative covenants and must comply with certain financial covenants including maintenance of a leverage ratio of 8.75 to 1, a first lien coverage ratio of 2.25 to 1 and an interest coverage ratio of 1.35 to 1. The Credit Facility restricts our ability to make certain investments, distributions or pay dividends.

We are in compliance with our covenants under the Credit Facility at September 30, 2007. However, if our operating results do not improve, we may not be in compliance with certain of the financial covenants in the future. Accordingly, we might seek the consent of the lenders under the Credit Facility to amend certain of the financial covenants. While we currently believe that we will be able to obtain such an amendment, there can be no assurance that we would be successful in doing so, and we cannot predict the cost of such amendment. If we were to fail to comply with the covenants under the Credit Facility and were unable to obtain an amendment from our lenders, then we may be unable to make further borrowings under the Credit Facility, the lenders may be able to seek to accelerate our outstanding debt under the Credit Facility and, if the Credit Facility debt were to be accelerated, then the holders of not less than 25% of the outstanding Senior Notes may be able to seek to accelerate the Senior Notes, any of which could be materially adverse to our business, liquidity and financial condition. If we were to seek to refinance our outstanding debt or obtain new sources of funds, there can be no assurance that we would be able to do so on commercially reasonable terms, or at all.

Senior Secured Notes – On the Effective Date, TER Holdings and its wholly-owned finance subsidiary, Trump Entertainment Resorts Funding, Inc. (“TER Funding”) issued $1,250,000 of Senior Secured Notes (“Senior Notes”). The Senior Notes were used to pay distributions under the Plan. The Senior Notes due June 1, 2015, bear interest at 8.5% per annum. $1,038 of the Senior Secured Notes were returned to us under the terms of the Plan and retired during 2006. In June 2007, we were notified by our bond trustee of the issuance of $7 in additional Senior Notes as a result of a clerical adjustment in the original issuance. As such, we recorded additional outstanding Senior Notes and increased our goodwill by $7 as these notes were issued as a part of our reorganization.

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

(4)	Earnings Per Share

The computations of basic and diluted net income (loss) per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2007	2006	2007	2006
Numerator for basic earnings per share:
Net income (loss)	$6,626	$5,833	$(14,961)	$(8,824)

Numerator for diluted earnings per share:
Net income (loss)	$6,626	$5,833	$(14,961)	$(8,824)
Addback: Minority interest to reflect dilution of exchangeable limited partnership interest	2,032	1,850	—	—

Net income (loss) for diluted earnings per share calculation	$8,658	$7,683	$(14,961)	$(8,824)

Denominator for basic and diluted earnings per share:
Denominator for basic earnings per share - including Class A Warrants	31,099,905	30,977,329	31,084,501	30,897,495
Effect of dilutive securities (computed using the treasury stock method):
Exchangeable limited partnership interests and stock options	9,377,484	9,383,448	—	—

Denominator for diluted earnings per share - adjusted weighted average shares	40,477,389	40,360,777	31,084,501	30,897,495

Basic net income (loss) per share	$0.21	$0.19	$(0.48)	$(0.29)

Diluted net income (loss) per share	$0.21	$0.19	$(0.48)	$(0.29)

During periods reflecting net income, minority interest recorded in the statement of operations is added to our net income to calculate diluted earnings per share as the Class B Common Stock becomes dilutive. During periods reflecting a net loss, the Class B Common Stock is anti-dilutive.

The shares attributable to our Class A Warrants are considered outstanding for both basic and diluted earnings per share for the period from January 1, 2006 through May 20, 2006 as there were no events precluding their eventual issuance on May 20, 2006.

For the three and nine months ended September 30, 2007 and 2006, potentially dilutive common shares excluded from the computation of diluted net income (loss) per share due to anti-dilution are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Exchangeable limited partnership interest	—	—	9,377,484	9,377,484
Ten year warrants	1,446,706	1,446,706	1,446,706	1,446,706
Employee stock options	300,000	—	300,000	300,000

Total	1,746,706	1,446,706	11,124,190	11,124,190

(5)	Stock-based Compensation Plans

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

In accordance with the revised provisions of Statement of Financial Accounting Standards (“SFAS”) Statement 123, “Share Based Payment” (“FAS 123R”), we recorded compensation expense, net of forfeitures for our stock option and restricted stock awards of $858 and $2,901 for the three and nine months ended September 30, 2007, respectively, and $1,207 and $4,209 for the three and nine months ended September 30, 2006, respectively.

Restricted Stock - At September 30, 2007, there were 239,146 shares of nonvested restricted stock issued and outstanding. The remaining unrecognized compensation expense for nonvested restricted stock to be recognized over the remaining contractual life was $1,940. The weighted-average remaining contractual life of outstanding restricted stock grants at September 30, 2007 was 1.0 year.

There were 148,784 restricted shares issued and 23,304 restricted shares forfeited during the nine months ended September 30, 2007. There were 20,935 restricted shares repurchased for $220 under employee severance agreements during 2007.

Stock Options - At September 30, 2007, there were 300,000 stock options outstanding which vest in equal increments on July 31, 2008, 2009 and 2010. At September 30, 2007, the remaining unrecognized compensation expense for nonvested stock options to be recognized over the remaining contractual life was $1,143.

(6)	Income Taxes

Our income tax provision is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Current - federal	$—	$—	$—	$—
Deferred - federal	—	—	—	—

Provision for federal income taxes	—	—	—	—

Current - state	—	1,156	—	3,512
Deferred - state	—	—	—	—

Provision for state income taxes	—	1,156	—	3,512

Non-cash charge in lieu of taxes	—	1,600	200	2,075

	$—	$2,756	$200	$5,587

For the nine months ended September 30, 2007 and 2006, our goodwill has been reduced by $200 and $2,075, respectively, for our non-cash charge in lieu of taxes.

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

At September 30, 2007, we had unrecognized tax benefits of approximately $29,728 (including interest) of which $6,900 would affect our effective tax rate, if recognized. The application of FIN 48 did not have an impact on stockholders’ equity or partners’ capital on the date of adoption. It is reasonably possible that certain unrecognized tax benefits related to income tax examinations totaling $7,765 could be settled during the next twelve months.

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties as a component of income tax expense. During the three and nine month periods ended September 30, 2007, we recognized approximately $411 and $1,456, respectively in potential interest associated with uncertain tax positions. At September 30, 2007, we had approximately $5,831 accrued for the payment of interest on uncertain tax positions. To the extent interest is not assessed with respect to uncertain tax positions of the Reorganized Company, amounts accrued will be reduced and reflected as a reduction of interest expense. To the extent interest is not assessed with respect to uncertain tax positions of the Predecessor Company, amounts accrued will be reduced and the impact will reduce goodwill in accordance with Emerging Issues Task Force Issue 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination” (“EITF 93-7”).

Federal and State Income Tax Audits

Tax years 1997 through 2006 remain subject to examination by U.S. and state tax jurisdictions. Certain of our subsidiaries are currently involved in examinations with the Internal Revenue Service (the “IRS”) concerning their federal partnership income tax returns for the tax years 2002 through 2004. While any adjustments resulting from this examination could affect their specific state income tax returns, we do not believe that adjustments, if any, will have a material adverse effect on their financial condition or results of operations.

At September 30, 2007, we have recorded a net receivable of $1,098 to reflect the expected federal refunds (including interest) related to Trump Indiana’s settlement with the IRS for the years 1996 through 2004 and the impact of the settlement on the period from January 1, 2005 through December 21, 2005, the date of the sale of Trump Indiana to Majestic Star Casino, LLC (“Majestic Star”). During 2007, we have reduced goodwill by $383 in accordance with EITF 93-7 to reflect the settlement of Pre-Reorganization tax audits related to Trump Indiana. Additionally, we have accrued a liability of $5,465 related to the impact on state income taxes (including interest) resulting from agreed upon IRS audit adjustments for 1996 through December 21, 2005. In accordance with the terms of our Stock Purchase Agreement with Majestic Star, TER Holdings has retained the liability for expected federal and state income taxes (including interest) related to Trump Indiana for the tax years 1995 through December 21, 2005.

Prior to 2007, state income taxes for our New Jersey operations were computed under the alternative minimum assessment method. This alternative minimum tax assessment expired as of December 31, 2006 and therefore we have not recorded a provision for New Jersey state alternative minimum taxes in 2007. We have asserted our position that New Jersey partnerships are exempt from these taxes and, as such, have not remitted payments of the amounts provided. The New Jersey Division of Taxation has issued an assessment to collect the unpaid taxes for the tax years 2002 and 2003. At September 30, 2007, we have accrued $25,211 for taxes and interest relating to this alternative minimum tax assessment for 2002 and 2003, as well as the open years 2004 through 2006. We are currently in discussions with the New Jersey Division of Taxation regarding settlement of these assessments.

Tax Distributions

TER Holdings’ partnership agreement requires distributions to its partners, TER and Mr. Trump, sufficient in amount to cover all federal, state and local income taxes incident to their ownership of TER Holdings, including special allocations of income, gains, losses, deductions and credits. TER Holdings made distributions of $440 during the nine months ended September 30, 2007 and has recorded distributions payable of $590 as of September 30, 2007. In addition, the partnership agreement contains an indemnification clause which may result in additional payments to Mr. Trump upon the disposition of any of our existing casino properties. The amount of these indemnification payments would be sufficient in amount to cover the impact of any such disposition on Mr. Trump’s federal, state and local income tax positions up to $100,000 in the aggregate and would only be due if Mr. Trump would not consent to any applicable transaction.

(7)	TrumpONE Unified Player’s Program

In June 2007, we implemented the TrumpONE unified player’s program (“TrumpONE”), our new, company-wide customer loyalty program. Under TrumpONE, our customers are able to accumulate complimentary dollars (“comp dollars”) based upon their slot machine and table games play which may be redeemed at their discretion for complimentary food, beverage and retail items. Unredeemed comp dollars are subject to the terms of the TrumpONE program, including forfeiture based upon the lapsing of time. We record the cost of comp dollars as a gaming expense when earned by our customers. The retail value of the complimentary food, beverage and other retail items is recorded as revenue with an offset to promotional allowances at the time our customers redeem comp dollars. We accrued $4,261 of gaming expense in June 2007 to record the initial comp dollar liability, including consideration of estimated forfeitures.

In addition to comp dollars, our customers have the ability to earn points based on slot machine or table games play that are redeemable in cash (“cash-back points”). We historically have accrued the cost of cash-back points, after consideration of estimated forfeitures, as they are earned. The cost is recorded in promotional allowances.

Customers may also receive discretionary complimentary rooms, food and beverage and other services which are expensed as incurred.

(8)	Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact that the adoption of SFAS 157 will have on our condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, companies shall report in earnings any unrealized gains and losses on items for which the fair value option has been elected. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the company also elects to apply the provisions of SFAS 157. We are currently evaluating whether to adopt the fair value option under SFAS 159 and evaluating what impact such adoption would have on our condensed consolidated financial statements.

(9)	Commitments and Contingencies

Casino Reinvestment Development Authority Obligations – Pursuant to the provisions of the Casino Control Act, we must either obtain investment tax credits, as defined in the Casino Control Act, in an amount equivalent to 1.25% of our gross casino revenues, as defined in the Casino Control Act, or pay an alternative tax of 2.5% of our gross casino revenues. Investment tax credits may be obtained by making qualified investments, as defined in the Casino Control Act, or by depositing funds which may be converted to bonds by the Casino Reinvestment Development Authority (“CRDA”), both of which bear interest at two-thirds of market rates resulting in a fair value lower than cost. Certain of our subsidiaries are required to make quarterly deposits with the CRDA to satisfy their investment obligations.

At September 30, 2007, our qualifying CRDA investments include approximately $1,500 in non-performing bonds, net of a reserve of $700. These bonds are collateralized by equipment and real property. We record interest income on non-performing bonds as cash interest payments are received. We continue to evaluate the collectibility of these bonds. Future events may result in the need to record additional reserves relating to our investment in these bonds.

NJSEA Subsidy Agreement – On April 12, 2004, the casinos located in Atlantic City (the “Casinos”), including our Atlantic City casinos, executed an agreement (the “NJSEA Subsidy Agreement”) with the New Jersey Sports & Exposition Authority (“NJSEA”) and the CRDA. The NJSEA Subsidy Agreement provides that the Casinos, on a pro rata basis according to their gross revenues, shall: (i) pay $34,000 in cash over four years to the NJSEA in four annual installments through October 15, 2007, and donate $52,000 to the NJSEA from the regular payment of their CRDA obligations for use by the NJSEA through 2008 to enhance purses, fund breeders awards and establish account wagering at New Jersey horse racing tracks; and (ii) donate $10,000 from the regular payment of their CRDA obligations for use by the CRDA as grants to such other North Jersey projects as the CRDA shall determine. We estimate our portion of the industry obligation at approximately 23%.

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

CAFRA Agreement – Trump Taj Mahal received a permit under the Coastal Area Facilities Review Act (“CAFRA”) that initially required Trump Taj Mahal to begin construction of certain improvements on the Steel Pier by October 1992, which improvements were to be completed within 18 months of the commencement of construction. Trump Taj Mahal initially proposed a concept to improve the Steel Pier, the estimated cost of which was $30,000. Such concept was approved by the New Jersey Department of Environmental Protection, the agency which administers CAFRA. In March 1993, Taj Associates, one of our Predecessor Company’s former subsidiaries, obtained a modification of its CAFRA permit providing for an extension of the required commencement and completion dates of the improvements to the Steel Pier for one year, which has been renewed annually, based upon an interim use of the Steel Pier as an amusement park. The pier sublease, pursuant to which Trump Taj Mahal leases the Steel Pier to an amusement park operator, terminates on December 31, 2008. The conditions of the CAFRA permit renewal thereafter are under discussion with the New Jersey Department of Environmental Protection.

(10)	Legal Proceedings

Chapter 11 Cases – Although we have emerged from bankruptcy, we still are in the process of resolving various claims and other litigation in connection with the Plan, which may continue for the foreseeable future.

On July 18, 2005, the Bankruptcy Court considered a motion brought by a certain group of persons alleging that they had held shares of our Predecessor Company’s common stock on the record date for distributions under the Plan (and who subsequently sold their shares prior to the distribution date) but did not receive any distributions under the Plan, which they believe were wrongly made to the beneficial holders of our Predecessors Company’s common stock on the distribution date. The movants had sought an order compelling us to make distributions to them under the Plan. After additional briefing and a court hearing with respect to the issue on October 8, 2005, the Bankruptcy Court denied the movants’ motion on February 17, 2006. The movants filed an appeal from the judgment entered in the Bankruptcy Court in favor of the Predecessor Company. The movants appealed this motion to the United States District Court for the district of New Jersey. Briefs have been filed, oral argument occurred, and further briefing was ordered. During April 2007, the United States District Court reversed the Bankruptcy Court’s denial and remanded the case back to the Bankruptcy Court for further consideration. We have filed a notice of appeal to the United States Circuit Court of Appeals and the Court has ordered a briefing schedule.

South Jersey Transportation Authority Settlement – During September 2006, we reached a settlement with respect to a complaint we filed against the South Jersey Transportation Authority. General and administrative expenses for 2006 include a $1,750 reduction to reflect the amount of the settlement.

We and certain of our employees are involved from time to time in other legal proceedings arising in the ordinary course of our business. While any proceeding or litigation contains an element of uncertainty, management believes that the final outcomes of these other matters are not likely to have a material adverse effect on our results of operations or financial condition. In general, we have agreed to indemnify our certain key executives and our directors against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in any legal proceedings absent a showing of such persons’ gross negligence or malfeasance.

(11)	Subsequent Event – Settlement of Property Tax Appeals

On November 2, 2007, we entered into a stipulation of settlement with the City of Atlantic City (“City”) to settle a series of appealed real property tax assessments relating to Trump Taj Mahal, Trump Plaza and Trump Marina for various tax years through 2007. Payment in accordance with the agreement will be made upon approval by the Tax Court of New Jersey (“Tax Court”) and the necessary appropriation by the City. Under the terms of the agreement, we will receive a refund of $34,000 relating to previously paid taxes consisting of (i) $12,000 in cash, payable within 30 days of the execution of the agreement, and (ii) $22,000 in credits to be applied against future real property tax payments as follows: $4,000 per year in 2009, 2010 and 2011 and $5,000 per year in 2012 and 2013.

The present value of the settlement is estimated to be approximately $31,000 and will be recorded as a reduction to general and administrative expenses once approved by the Tax Court.

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

Overview

We own and operate the Trump Taj Mahal Casino Resort, Trump Plaza Hotel and Casino and the Trump Marina Hotel Casino in Atlantic City, New Jersey. Our operating results during 2007 have been impacted by increased competition in adjoining states, smoking restrictions under state and local legislation and the implementation of TrumpONE, our new unified player’s program. Our operating results during 2006 were impacted by the closure of our casino operations for three days during July 2006. In addition, we reached a favorable settlement with the South Jersey Transportation Authority (“SJTA”) for $1.7 million during September 2006 which was reflected as a reduction in general and administrative expenses at Trump Marina. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with and give consideration to the following:

Increased Competition – During 2007, the Atlantic City gaming market has experienced a decline in gaming revenues attributable to increased competition from the introduction of new gaming capacity in Pennsylvania and New York primary feeder markets for Atlantic City. Specifically, new slots-only casinos opened in Bensalem and Chester, Pennsylvania (both in the Philadelphia market) and Wilkes-Barre, Pennsylvania with a total of approximately 5,100 slot machines. In addition, in late 2006 Yonkers Raceway in New York City opened its approximately 4,100 video lottery terminal facility.

For the three months ended September 30, 2007, gross gaming revenues in the Atlantic City market (as reported to the New Jersey Casino Control Commission (the “CCC”)) decreased 6.2% overall, while slot revenues decreased 9.6% compared to the three months ended September 30, 2006. For the three months ended September 30, 2007, we experienced a 4.6% decrease in overall gross gaming revenue and a 7.6% decrease in slot revenue compared to the prior-year period. Gaming revenues within the Atlantic City market were further impacted by increased promotional spending by our competitors in response to the increased competition and decrease in gaming revenues.

For the nine months ended September 30, 2007, gross gaming revenues in the Atlantic City market (as reported to the CCC) decreased 4.8% overall, while slot revenues decreased 7.6% compared to the nine months ended September 30, 2006. For the nine months ended September 30, 2007, we experienced a 4.7% decrease in overall gross gaming revenue and a 7.9% decrease in slot revenue compared to the prior-year period.

Smoking Restrictions – On April 15, 2007, an ordinance in Atlantic City became effective which extended smoking restrictions under the New Jersey Smoke-Free Air Act. Under the Atlantic City ordinance, casinos must restrict smoking to designated areas of up to 25% of the casino floor. While the ordinance does not require the immediate physical separation of smoking and non-smoking areas, the ordinance required construction plans for such separation to be submitted during September 2007. Based upon the plans submitted for approval by the eleven Atlantic City casinos, seven casinos expect to construct non-gaming smoking lounges, while four casinos expect to construct smoking lounges where gaming will be permitted. We submitted plans to create smoking areas at Trump Taj Mahal and Trump Marina where gaming will be permitted. We submitted plans for a non-gaming smoking lounge at Trump Plaza. The construction of the lounges will require additional capital expenditures and modifications to our casino floors.

While we are unable to quantify the impact of these smoking restrictions, we believe these smoking restrictions have negatively impacted our gaming revenues and income from operations as our competition in adjacent states continues to permit smoking.

TrumpONE – In June 2007, we implemented TrumpONE, our new, company-wide customer loyalty program. Under the TrumpONE program, our customers are able to accumulate comp dollars based upon their slot machine and table games play which may be redeemed at their discretion for complimentary food, beverage and retail items. During June 2007, upon implementation of TrumpONE, we recognized $4.3 million of gaming expense to record the initial comp dollar liability.

Casino Operations Closure – The results of our operations were negatively impacted during the three and nine months ended September 30, 2006 due to the closure of our casino operations as a result of the State of New Jersey government closure for three days during early July 2006. While our hotel and some of our food and beverage operations remained open, the closure of our casino operations for this three-day period reduced our overall casino revenues. Additionally, we believe our casino and other revenues for the period after this closing were also negatively impacted.

South Jersey Transportation Authority Settlement – During September 2006, we reached a settlement with respect to a complaint we filed against the SJTA during 2003, pursuant to which we asserted a claim that the SJTA breached a development agreement. Our statements of operations include a $1.7 million reduction in general and administrative expenses during the three and nine months ended September 30, 2006 to reflect the settlement.

New Jersey State Alternative Minimum Tax Assessment – For years prior to 2007, we recorded an income tax provision for New Jersey state income taxes based upon an alternative minimum assessment including a provision of

$1.1 million and $3.5 million for the three and nine months ended September 30, 2006, respectively. This alternative minimum tax assessment expired as of December 31, 2006 and therefore we have not recorded a provision for New Jersey state alternative minimum taxes in 2007.

Analysis of Results of Operations

Our primary business activities are conducted by Trump Taj Mahal, Trump Plaza and Trump Marina.

The following tables include selected data of our casino properties (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Gaming revenues
Trump Taj Mahal	$145.8	$148.4	$389.7	$401.5
Trump Plaza	78.9	81.8	211.3	226.1
Trump Marina	65.6	71.6	182.6	195.0

Total	$290.3	$301.8	$783.6	$822.6

Net revenues
Trump Taj Mahal	$139.7	$140.4	$377.3	$383.1
Trump Plaza	76.8	77.9	206.0	211.3
Trump Marina	64.6	70.1	176.3	187.7

Total	$281.1	$288.4	$759.6	$782.1

Income (loss) from operations
Trump Taj Mahal	$28.8	$26.0	$66.0	$62.5
Trump Plaza	11.8	7.8	17.2	15.5
Trump Marina	5.5	15.0	13.4	30.4
Corporate and development	(6.2)	(7.8)	(24.0)	(24.7)

Total	$39.9	$41.0	$72.6	$83.7

Depreciation and amortization
Trump Taj Mahal	$8.2	$9.0	$22.3	$25.9
Trump Plaza	5.1	5.4	14.6	15.2
Trump Marina	4.3	3.4	12.0	10.5
Corporate and development	0.1	—	0.3	0.1

Total	$17.7	$17.8	$49.2	$51.7

Comparison of Three-Month Periods Ended September 30, 2007 and 2006.

Each of our properties’ operating results were as follows:

Trump Taj Mahal – Income from operations increased $2.8 million due to a $3.5 million decrease in operating expenses partially offset by a $0.7 million decrease in net revenues. The lower net revenues were due to a $2.6 million decrease in gaming revenues and a $1.3 million decrease in other revenues partially offset by a $0.7 million increase in rooms revenue and a $2.5 million decrease in promotional allowances. The decrease in gaming revenues was due to a $5.6 million decline in slot revenues partially offset by a $3.0 million increase in table games revenues. The decrease in other revenues reflects year over year changes in our entertainment offerings while the increase in rooms revenue reflects the impact of improving our hotel room yield. The decrease in promotional allowances reflects the impact of decreased gaming revenues and a reduction in promotional offers to less profitable customer segments.

The decrease in operating expenses is due to decreases in: payroll and related costs of $2.2 million; promotional expenses of $1.3 million; entertainment expenses of $3.7 million; and depreciation expense of $0.8 million. These decreases were partially offset by increases in: advertising and marketing costs of $1.8 million, primarily associated with TrumpONE; expenses for uncollectible accounts of $0.4 million associated with the growth in our table games revenues; insurance expense of $0.6 million; and net increases in other costs and expenses of $1.7 million. The lower depreciation expense was primarily due to certain fixed assets being fully depreciated as of the end of 2006 offset by depreciation expense on capital expenditures placed in service during the current year.

Trump Plaza – Income from operations increased by $4.0 million due to a $5.1 million decrease in operating costs partially offset by a $1.1 million decrease in net revenues. The lower net revenues were principally due to lower gaming revenues and a $1.6 million decrease in food, beverage and other revenues partially offset by reduced promotional allowances of $2.9 million and an increase in rooms revenue of $0.5 million. Gaming revenues decreased $2.9 million reflecting a decline in slot revenues of $2.5 million and a decline in table revenues of $0.4 million. Reductions in promotional allowances reflect the impact of decreased gaming revenues, as well as reductions in hotel room, food and beverage comps, and promotional offers to less profitable customer segments. The increase in hotel room revenue reflects the beneficial effects of improving our hotel room yield.

The decrease in operating costs is due to decreases in: payroll expenses of $2.0 million; promotional expenses of $0.8 million; marketing costs of $0.7 million; provisions for uncollectible accounts of $0.7 million; and gaming tax expense of $0.4 million corresponding to lower casino revenues.

Trump Marina – Income from operations decreased by $9.5 million due to a $5.5 million decrease in net revenues and a $4.0 million increase in operating expenses. Net revenues decreased due to a $6.0 million decline in gaming revenues and a $0.4 million increase in promotional allowances, partially offset by a $0.9 million net increase in rooms, food and beverage and other revenues. Gaming revenues decreased $6.0 million due to a $5.7 million decline in slot revenues and a $0.3 million decrease in table games revenues.

The increase in operating expenses was due to: a $1.7 million beneficial settlement with the SJTA during 2006; increases in promotional expenses of $1.2 million; and increased depreciation expense of $0.8 million.

Corporate and Development – Corporate and development expenses decreased $1.6 million to $6.2 million from $7.8 million principally due to reductions in development costs of $1.5 million and payroll and related costs of $0.9 million offset by a $0.8 million increase in professional fees and other corporate expenses.

Our other overall costs were as follows:

Interest Income – Interest income was $2.2 million during three-month periods ended September 30, 2007 and 2006.

Interest Expense – Interest expense of $33.5 million and $32.7 million for the three months ended September 30, 2007 and 2006 was net of capitalized interest of $1.1 million and $0.2 million, respectively. While net interest expense remained relatively unchanged, components of interest expense reflect increases primarily associated with increased borrowings under the Credit Facility and decreased interest expense reflecting repayment of capital lease obligations.

Provision for Income Taxes – The 2007 income tax provision does not include a current state income tax provision due to the lapsing of state legislation requiring an alternative minimum tax assessment in 2006. There was no charge in lieu of income taxes recorded during the three months ended September 30, 2007. The provision in 2006 includes a non-cash charge in lieu of taxes of $1.6 million and a current state income tax provision of $1.2 million.

Comparison of Nine-Month Periods Ended September 30, 2007 and 2006.

Each of our properties’ operating results were as follows:

Trump Taj Mahal – Gaming revenues decreased $11.8 million resulting primarily from a $18.2 million decline in slot revenues partially offset by an increase in table and other gaming revenues of $6.4 million. Net revenues declined $5.8 million due to the lower gaming revenues, a $0.6 million decrease in food and beverage revenues and a $2.1 million decrease in other revenues, partially offset by a $6.9 million decrease in promotional allowances and a $1.8 million increase in hotel room revenues. The decrease in promotional allowances and food and beverage revenues reflects reductions in promotional offers to less profitable customer segments, as well as the decrease in gaming activity. The decrease in other revenues reflects year over year changes in our entertainment offerings. The increase in hotel room revenue reflects the beneficial effects of improving our hotel room yield.

Although net revenues decreased $5.8 million, income from operations increased $3.5 million due to a $9.3 million reduction in operating costs. Changes in operating expenses included decreases in: payroll and related costs of $6.9 million; entertainment expenses of $5.9 million; and depreciation expense of $3.6 million, offset by: increases in advertising and marketing costs of $4.2 million, primarily associated with TrumpONE; provisions for uncollectible accounts of $1.2 million, associated with the growth in our table games revenues; and increases in other costs and expenses of $1.7 million. The lower depreciation expense was primarily due to certain fixed assets being fully depreciated as of the end of 2006.

Trump Plaza – Gaming revenues decreased $14.8 million reflecting a decline in slot revenues of $15.1 million and an increase in table revenues of $0.3 million. Net revenues decreased $5.3 million principally due to the lower gaming revenues and decreases in food, beverage and other revenues of $3.4 million, partially offset by reduced promotional allowances of $10.3 million and an increase in rooms revenue of $2.6 million. Reductions in promotional allowances reflect the impact of decreased gaming revenues, as well as reductions in hotel room, food and beverage comps and promotions offered to less profitable customer segments. The increase in hotel room revenue reflects the beneficial effects of improving our hotel room yield.

Although net revenues decreased by $5.3 million, income from operations increased by $1.7 million due to a $7.0 million decrease in operating costs. The lower costs and expenses were primarily due to decreases in: payroll expenses of $5.0 million; marketing costs of $0.9 million; and gaming tax expense of $0.9 million corresponding to the lower gaming revenues.

Trump Marina – Income from operations decreased $17.0 million due to an $11.4 million decrease in net revenues and a $5.6 million increase in operating costs. Net revenues decreased due to a $12.4 million decrease in gaming revenues and a $0.5 million increase in promotional allowances, partially offset by increases in rooms revenues of $0.7 million and food, beverage and other revenues of $0.8 million. The decrease in gaming revenues reflects a $12.1 million decrease in slot revenues and a $0.3 million decrease in table and other gaming revenues.

The increase in operating costs was primarily due to a net increase in promotional expenses of $3.8 million associated with the TrumpONE program and other promotional activities, and increased depreciation expense of $1.5 million. In addition, a $1.7 million beneficial settlement with the SJTA was recognized during 2006. These increases were partially offset by payroll reductions of $1.6 million.

Corporate and Development – Corporate and development expenses decreased $0.7 million to $24.0 million from $24.7 million due to a $3.4 million decrease in development expenses and a $1.3 million decrease in stock-based compensation expense. These decreases were offset by a $2.2 million increase in professional fees principally resulting from costs associated with our strategic review and a $0.9 million increase in severance costs.

Our other overall costs were as follows:

Interest Income – Interest income decreased by $2.5 million from the comparable period in 2006. This decrease reflects lower average invested cash and cash equivalents from the prior year as we used available cash to fund capital expenditures and interest obligations.

Interest Expense – Interest expense of $97.5 million for the nine months ended September 30, 2007 and $97.7 million for the nine months ended September 30, 2006, was net of capitalized interest of $2.6 million and $0.5 million, respectively. In addition to increased capitalized interest reflecting capitalized construction costs primarily associated with the new hotel tower at the Trump Taj Mahal, components of interest expense reflect increases in interest expense primarily associated with increased borrowings under the Credit Facility and decreased interest expense reflecting the repayment of capital lease obligations.

Provision for Income Taxes – The provision for income taxes in 2007 reflects a non-cash charge in lieu of taxes of $0.2 million. The provision in 2006 includes a non-cash charge in lieu of taxes of $2.1 million and a current state income tax provision of $3.5 million. The 2007 income tax provision does not include a current state income tax provision due to the lapsing of state legislation requiring an alternative minimum tax assessment in 2006.

Liquidity and Capital Resources

During the nine months ended September 30, 2007, we generated $75.8 million in cash flows from operating activities compared to $42.9 million during the nine months ended September 30, 2006. The increase in cash flows from operations is principally a result of changes in working capital requirements.

Cash flow used in investing activities was $246.0 million during the nine months ended September 30, 2007 compared to $83.4 million during the nine months ended September 30, 2006. Significant investing activities for 2007 include capital expenditures of $175.8 million, including $46.2 million for the Trump Taj Mahal hotel tower construction, and a net decrease in our restricted cash of $58.1 million, while the majority of investing activities during the nine months ended September 30, 2006 were capital expenditures. Our increase in restricted cash reflects $147.4 million in funds borrowed under our delayed draw term loan, which is restricted for use in payment of expenditures associated with construction of the Trump Taj Mahal hotel tower, net of cash payments made from inception of construction to September 30, 2007 of $61.9 million and proceeds of $27.4 million received from an escrow account following our settlement of certain income tax matters related to our sale of Trump Indiana in December 2005.

During the nine months ended September 30, 2007, our cash flows provided by financing activities of $159.3 million consisted of borrowings under the revolving Credit Facility and delayed draw term loan of $23.0 million and $147.4 million, respectively, and repayments of $8.5 million of our capital lease obligations and $1.9 million of our outstanding term loans. Our financing activities for 2006 included repayments of $22.8 million of our capital lease obligations and $1.1 million of outstanding term loans. We also paid $0.4 million and $2.7 million in partnership distributions to Mr. Trump during the nine months ended September 30, 2007 and 2006, respectively.

At September 30, 2007, we had approximately $89.1 million in cash and cash equivalents. In addition to our cash and cash equivalents, we had $85.5 million in cash which is restricted to fund the construction of the new tower at Trump Taj Mahal.

We continue to review our capital program in order to preserve capital structure flexibility and have modified our previously announced $250 million renovation capital program to approximately $190 million. Estimated future capital expenditures related to planned renovation capital projects and the Taj Mahal tower are as follows (in millions):

	Costs Incurred to Date	Quarter Ending December 31, 2007	Thereafter	Approximate Total
Renovation and retheming	$165	$20 -25	$0 -5	$190
Taj Mahal tower	68	25 - 30	155 -165	255

We expect maintenance capital expenditures in the fourth quarter of 2007 to be approximately $20 million.

Cash flows from the operating activities of our casino properties along with borrowings under our revolving Credit Facility generally constitute our primary sources of liquidity. Since our reorganization, our cash flows have generally been sufficient to fund operations and make interest payments when due. Our ability to meet our operating and debt service obligations, and the timing of our capital expenditures depend on a number of factors including existing cash on hand, cash flows generated by our operating subsidiaries, the impact of competition on our operating results and maintaining compliance with our debt covenants. In addition, if we decide to pursue additional capital projects, we will need to obtain additional financing in the future.

Under the terms of our Credit Facility, we are subject to certain affirmative and negative covenants, including limitations on liens, incurrence of indebtedness, mergers, sales of assets, investments, restricted payments, capital expenditures, agreements with affiliates, our activities and amendment of the indenture governing the Senior Notes, among other limitations. In addition, we must comply with certain financial covenants, including the ratio of consolidated indebtedness to EBITDA, as defined in the Credit Facility, consolidated first lien debt to EBITDA and EBITDA to cash interest expense.

We are in compliance with our covenants under the Credit Facility at September 30, 2007. However, if our operating results do not improve, we may not be in compliance with certain of the financial covenants in the future. Accordingly, we might seek the consent of the lenders under the Credit Facility to amend certain of the financial covenants. While we currently believe that we will be able to obtain such an amendment, there can be no assurance that we would be successful in doing so, and we cannot predict the cost of such amendment. If we were to fail to comply with the covenants under the Credit Facility and were unable to obtain an amendment from our lenders, then we may be unable to make further borrowings under the Credit Facility, the lenders may be able to seek to accelerate our outstanding debt under the Credit Facility and, if the Credit Facility debt were to be accelerated, then the holders of not less than 25% of the outstanding Senior Notes may be able to seek to accelerate the Senior Notes, any of which could be materially adverse to our business, liquidity and financial condition. If we were to seek to refinance our outstanding debt or obtain new sources of funds, there can be no assurance that we would be able to do so on commercially reasonable terms, or at all.

At September 30, 2007, there was $23.0 million outstanding under our revolving Credit Facility and $293.3 million of term loans outstanding under our Credit Facility. We also had outstanding $1,249.0 million of Senior Notes.

Outstanding letters of credit, which reduce available borrowings under the Credit Facility, totaled $8.0 million. As of November 9, 2007, subject to the limitations imposed by our debt incurrence covenant, remaining availability under the Credit Facility was approximately $58.0 million.

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

Contractual Obligations

Contractual obligations, as of September 30, 2007, mature as follows (in millions):

	One year and less	2-3 years	4-5 years	After 5 years	Total
Long-term debt	$3.0	$29.0	$284.3	$1,249.0	$1,565.3
Interest on long-term debt (1)	131.9	262.1	248.8	283.1	925.9
Construction commitments (2)	147.0	23.0	—	—	170.0
Services Agreement (3)	2.0	4.0	1.3	—	7.3
Capital leases	2.0	0.3	—	—	2.3
Operating leases	8.5	13.5	7.0	78.4	107.4

Total	$294.4	$331.9	$541.4	$1,610.5	$2,778.2

(1)	Estimated interest payments on long-term debt are based on principal amounts outstanding, required principal repayments and interest rates at September 30, 2007.
(2)	Construction commitments include amounts due under the Right of First Offer Agreement, as amended and restated, between the Company and Trump Organization LLC, an entity controlled by Mr. Trump.
(3)	Represents obligations under a services agreement between the Company and Mr. Trump.

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

Critical Accounting Estimates

General – Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require our management to make estimates and assumptions about the effects of matters that are inherently uncertain. Of our accounting estimates, we believe the following may involve a higher degree of judgment and complexity.

Goodwill and Intangible Assets – We had approximately $225.9 million of goodwill and $203.7 million of intangible assets recorded on our balance sheet at September 30, 2007. We regularly evaluate our businesses for potential impairment indicators. Additionally, we perform impairment testing at least annually. Our judgments regarding the existence of impairment indicators are based on, among other things, the regulatory and competitive status, operational performance of each of our businesses, and financial market valuations of conditions surrounding our business entities and the gaming industry. Future events, such as the failure to meet or exceed our operating plans, increased competition, the enactment of increased gaming or tax rates, or changes in market valuations could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Property and Equipment – Our operations are capital intensive and we make capital investments at each of our properties in the form of maintenance capital and, from time to time, expansion and product enhancement capital. At September 30, 2007, we had approximately $1,672.4 million of net property and equipment recorded on our balance sheet. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimates of the useful lives are based on the nature of the assets as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

TrumpONE Liability – Our unified player’s program, TrumpONE, allows customers to accumulate certain point-based rewards based on the volume of their gaming activity. TrumpONE customers may earn comp dollars redeemable for complimentary food, beverage and retail items and “cash-back points” which are redeemable in cash. Comp dollars and cash-back points accumulate over time and may be redeemed at the customer’s discretion under the terms of the program. Comp dollars and cash-back points are forfeited if a customer does not redeem earned rewards over a specified period of time. As a result of the ability of the customer to accumulate comp dollars and cash-back points, we accrue the associated expense, after giving effect to estimated forfeitures, as they are earned. At September 30, 2007, $6.5 million was accrued related to comp dollars and $2.1 million was accrued related to cash-back points earned under this program. Our accruals could be significantly affected if estimated forfeitures vary from historical levels or changes occur in the cost of providing complimentary food, beverage and retail items under the TrumpONE program. Management reviews our accruals for adequacy at the end of each reporting period.

Insurance Accruals – Our insurance policies for employee health, workers’ compensation and general patron liabilities have significant deductible levels on an individual claim basis. We accrue a liability for known workers’ compensation and general patron liabilities based upon a review of individual claims. Additionally, we accrue an amount for incurred but not reported claims based on our historical experience and other factors. Our employee health insurance benefit accrual is based on our historical claims experience rate including an estimated lag factor. These accruals involve complex estimates and could be significantly affected should current claims vary from historical levels. Management reviews our insurance accruals for adequacy at the end of each reporting period.

Income Taxes – We are subject to income taxes in the United States and in several states. We account for income taxes, including our current, deferred and non-cash charge in lieu of tax provisions in accordance with SFAS Statement 109, “Accounting for Income Taxes” and Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The calculation of our income tax provision following our reorganization is complex and requires the use of estimates. Management reviews our provision for income taxes at the end of each reporting period. Additionally, our income tax returns are subject to examination by various taxing authorities. We regularly assess the potential outcomes of these examinations in determining the adequacy of our provision for income taxes and our income tax liabilities. Inherent on our determination of any necessary reserves are assumptions based on past experiences and judgments about potential actions by taxing authorities. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonable and foreseeable outcome related to uncertain tax matters. When actual results of tax examinations differ from our estimates, we adjust the income tax provision in the period in which the examination issues are settled.

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

The following table provides information about our debt obligations that are sensitive to changes in interest rates. The following table also presents principal cash flows and related weighted average interest rates by expected maturity date of our debt obligations, except capitalized lease obligations.

	Remainder of 2007	2008	2009	2010	2011	Therafter	Total
Fixed rate debt maturities	$—	$—	$—	$—	$—	$1,249.0	$1,249.0
Average interest rate	8.5%	8.5%	8.5%	8.5%	8.5%	8.5%
Variable rate debt maturities	$0.8	$3.0	$3.0	$26.0	$3.0	$280.5	$316.3
Average interest rate	7.9%	7.9%	7.9%	7.9%	7.9%	7.9%

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

A reference is made to the information contained in Note 10 of our unaudited condensed consolidated financial statements included herein, which is incorporated herein by reference.

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

TRUMP ENTERTAINMENT RESORTS, INC. (Registrant)

Date: November 9, 2007	By:	/s/ DALE R. BLACK
Dale R. Black
Executive Vice President and Chief Financial Officer of Trump Entertainment Resorts, Inc.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P. (Registrant)

	By:	TRUMP ENTERTAINMENT RESORTS, INC., its general partner

Date: November 9, 2007	By:	/s/ DALE R. BLACK
Dale R. Black Executive Vice President and Chief Financial Officer of Trump Entertainment Resorts Holdings, L.P.

TRUMP ENTERTAINMENT RESORTS FUNDING, INC. (Registrant)

Date: November 9, 2007	By:	/s/ DALE R. BLACK
Dale R. Black
Executive Vice President and Chief Financial Officer of Trump Entertainment Resorts Funding, Inc.

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification by the Chief Executive Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Financial Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002