Form 10-Q
period 2008-06-30
TRUMP ENTERTAINMENT RESORTS, INC.; TRUMP ENTERTAINMENT RESORTS FUNDING INC; TRUMP ENTERTAINMENT RESORTS HOLDINGS LP
filed 2008-08-08
CIK 943320, 943323, 943322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

15 South Pennsylvania Avenue

Atlantic City, New Jersey 08401

(609) 449-5866

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

Trump Entertainment Resorts, Inc.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Trump Entertainment Resorts Holdings, L.P.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Trump Entertainment Resorts Funding, Inc.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of August 8, 2008, there were 31,720,876 shares of common stock and 900 shares of class B common stock (having a voting equivalency of 9,377,484 shares of common stock) of Trump Entertainment Resorts, Inc. outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except share and per share data)

	June 30, 2008	December 31, 2007
Current assets:
Cash and cash equivalents	$81,546	$104,883
Accounts receivable, net	43,711	45,053
Accounts receivable, other	5,383	6,366
Property taxes receivable	4,192	—
Inventories	12,149	11,235
Deferred income taxes	13,092	7,421
Prepaid expenses and other current assets	17,607	13,644
Assets held for sale	281,756	295,035

Total current assets	459,436	483,637

Net property and equipment	1,439,322	1,356,981

Other assets:
Restricted cash	2,807	52,702
Goodwill	123,601	145,216
Trademarks	72,710	91,357
Intangible assets, net	3,912	4,415
Deferred financing costs, net	16,314	17,725
Property taxes receivable	15,065	18,782
Other assets, net	70,792	60,396

Total other assets	305,201	390,593

Total assets	$2,203,959	$2,231,211

Current liabilities:
Accounts payable	$65,878	$59,741
Accrued payroll and related expenses	23,487	22,668
Income taxes payable	8,248	8,195
Partnership distribution payable	250	250
Accrued interest payable	18,786	18,102
Self-insurance reserves	16,658	13,016
Other current liabilities	30,728	37,199
Current maturities of long-term debt	4,788	5,481
Liabilities related to assets held for sale	5,357	4,994

Total current liabilities	174,180	169,646

Long-term debt, net of current maturities	1,691,507	1,638,293
Deferred income taxes	73,154	100,159
Other long-term liabilities	31,042	31,853
Minority interest	50,594	64,892

Stockholders’ equity:
Preferred stock, $1 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value; 75,000,000 shares authorized, 31,725,876 and 31,071,021 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	32	31
Class B Common stock, $0.001 par value; 1,000 shares authorized, 900 shares issued and outstanding	—	—
Additional paid-in capital	465,635	460,053
Accumulated deficit	(282,185)	(233,716)

Total stockholders’ equity	183,482	226,368

Total liabilities and stockholders’ equity	$2,203,959	$2,231,211

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Gaming	$178,291	$190,232	$362,913	$376,342
Rooms	17,077	16,725	32,315	30,712
Food and beverage	22,456	22,339	43,360	41,131
Other	8,269	6,580	15,914	12,046

	226,093	235,876	454,502	460,231
Less promotional allowances	(48,202)	(49,037)	(99,264)	(93,453)

Net revenues	177,891	186,839	355,238	366,778

Costs and expenses:
Gaming	82,379	88,146	168,085	172,438
Rooms	3,749	3,452	6,885	6,131
Food and beverage	10,834	11,367	19,632	19,776
General and administrative	51,836	51,730	103,433	102,036
Corporate and development	5,505	9,660	11,076	16,474
Corporate-related party	641	607	1,305	1,215
Depreciation and amortization	13,909	12,314	27,516	23,903

	168,853	177,276	337,932	341,973

Income from operations	9,038	9,563	17,306	24,805

Non-operating income (expense):
Interest income	882	1,638	2,721	2,848
Interest expense	(31,494)	(32,417)	(65,198)	(63,673)

	(30,612)	(30,779)	(62,477)	(60,825)

Loss before income taxes, minority interests and discontinued operations	(21,574)	(21,216)	(45,171)	(36,020)
Provision for income taxes	—	—	—	(200)
Minority interest	5,071	4,988	10,618	8,516

Loss from continuing operations	(16,503)	(16,228)	(34,553)	(27,704)

(Loss) income from discontinued operations:
Trump Marina	(24,321)	3,626	(25,102)	7,996
Income tax benefit	6,221	—	6,221	—
Minority interest	4,782	(852)	4,965	(1,879)

(Loss) income from discontinued operations	(13,318)	2,774	(13,916)	6,117

Net loss	$(29,821)	$(13,454)	$(48,469)	$(21,587)

Basic and diluted net (loss) income per share:
Continuing operations	$(0.52)	$(0.52)	$(1.09)	$(0.89)
Discontinued operations	(0.42)	0.09	(0.44)	0.20

Basic and diluted net loss per share	$(0.94)	$(0.43)	$(1.53)	$(0.69)

Weighted average shares outstanding:
Basic and diluted	31,705,251	31,102,062	31,628,703	31,076,674

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share data)

	Shares	Common Stock	Shares	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2007	31,071,021	$31	900	$—	$460,053	$(233,716)	$226,368

Stock-based compensation expense, net of minority interest of $363	—	—	—	—	1,178	—	1,178

Issuance of restricted stock, net of forfeitures	654,855	1	—	—	—	—	1

Reduction in valuation allowance relating to pre-reorganization deferred tax assets, net of minority interest of $1,353	—	—	—	—	4,404	—	4,404

Net loss	—	—	—	—	—	(48,469)	(48,469)

Balance, June 30, 2008	31,725,876	$32	900	$—	$465,635	$(282,185)	$183,482

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Six Months Ended June 30,
	2008	2007
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,469)	$(21,587)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities:
Deferred and non-cash charge in lieu of income taxes	(6,221)	200
Minority interest in net loss	(15,583)	(6,637)
Depreciation and amortization	33,875	31,582
Goodwill and other intangible asset impairment charges	20,943	—
Accretion of interest income related to property tax settlement	(475)	—
Amortization of deferred financing costs	1,411	1,346
Provisions for losses on receivables	3,617	3,584
Stock-based compensation expense	1,541	2,043
Valuation allowance—CRDA investments	1,984	1,952
Gain on sale of assets	(37)	(366)
Other	—	(120)
Changes in operating assets and liabilities:
Increase in receivables	(1,292)	(5,410)
(Increase) decrease in inventories	(914)	1,022
Increase in prepaid expenses and other current assets	(3,963)	(3,142)
(Increase) decrease in other assets	(3,407)	3,184
Increase in accounts payable, accrued expenses and other current liabilities	375	18,066
Increase in accrued interest payable	684	2,500
Decrease in other long-term liabilities	(811)	(358)

Net cash flows (used in) provided by operating activities, including discontinued operations	(16,742)	27,859

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(94,938)	(122,758)
Capitalized interest on construction in process	(5,683)	(1,466)
Decrease (increase) in restricted cash	45,895	(73,403)
Purchases of CRDA investments, net	(5,973)	(6,305)

Net cash flows used in investing activities, including discontinued operations	(60,699)	(203,932)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	—	23,000
Borrowings under term loan	50,000	147,375
Repayments of term loan	(2,091)	(1,125)
Repayments of other long-term debt	(1,509)	(7,330)
Partnership distributions	(430)	(440)

Net cash flows provided by financing activities, including discontinued operations	45,970	161,480

Net decrease in cash and cash equivalents	(31,471)	(14,593)
Cash and cash equivalents at beginning of period, including cash included in assets held for sale	121,309	100,007

Cash and cash equivalents at end of period, including cash included in assets held for sale	$89,838	$85,414

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$69,262	$61,593
Cash paid for income taxes	—	—
Equipment purchased under capital leases	6,000	—
Increase in accounts payable for accrued purchases of property and equipment	4,289	5,305
Debt of Reorganized Company issued in exchange for debt and accrued interest of Predecessor Company	—	7

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	June 30, 2008	December 31, 2007
Current assets:
Cash and cash equivalents	$80,582	$103,931
Accounts receivable, net	43,711	45,053
Accounts receivable, other	5,383	6,366
Property taxes receivable	4,192	—
Inventories	12,149	11,235
Deferred income taxes	2,037	1,183
Prepaid expenses and other current assets	17,607	13,644
Assets held for sale	281,756	295,035

Total current assets	447,417	476,447

Net property and equipment	1,439,322	1,356,981

Other assets:
Restricted cash	2,807	52,702
Goodwill	76,362	76,362
Trademarks	72,710	91,357
Intangible assets, net	3,912	4,415
Deferred financing costs, net	16,314	17,725
Property taxes receivable	15,065	18,782
Other assets, net	70,792	60,396

Total other assets	257,962	321,739

Total assets	$2,144,701	$2,155,167

Current liabilities:
Accounts payable	$65,878	$59,741
Accrued payroll and related expenses	23,487	22,668
Income taxes payable	8,248	8,195
Accrued partner distributions	250	250
Accrued interest payable	18,786	18,102
Self-insurance reserves	16,658	13,016
Other current liabilities	30,728	37,199
Current maturities of long-term debt	4,788	5,481
Liabilities related to assets held for sale	5,357	4,994

Total current liabilities	174,180	169,646

Long-term debt, net of current maturities	1,691,507	1,638,293
Deferred income taxes	18,238	26,198
Other long-term liabilities	31,039	31,849

Partners’ capital
Partners’ capital	603,127	596,259
Accumulated deficit	(373,390)	(307,078)

Total partners’ capital	229,737	289,181

Total liabilities and partners’ capital	$2,144,701	$2,155,167

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Gaming	$178,291	$190,232	$362,913	$376,342
Rooms	17,077	16,725	32,315	30,712
Food and beverage	22,456	22,339	43,360	41,131
Other	8,269	6,580	15,914	12,046

	226,093	235,876	454,502	460,231
Less promotional allowances	(48,202)	(49,037)	(99,264)	(93,453)

Net revenues	177,891	186,839	355,238	366,778

Costs and expenses:
Gaming	82,379	88,146	168,085	172,438
Rooms	3,749	3,452	6,885	6,131
Food and beverage	10,834	11,367	19,632	19,776
General and administrative	51,836	51,730	103,433	102,036
Corporate and development	5,505	9,660	11,076	16,474
Corporate-related party	641	607	1,305	1,215
Depreciation and amortization	13,909	12,314	27,516	23,903

	168,853	177,276	337,932	341,973

Income from operations	9,038	9,563	17,306	24,805
Non-operating income (expense):
Interest income	876	1,628	2,708	2,828
Interest expense	(31,494)	(32,417)	(65,198)	(63,673)

	(30,618)	(30,789)	(62,490)	(60,845)

Loss before income taxes and discontinued operations	(21,580)	(21,226)	(45,184)	(36,040)
Provision for income taxes	—	—	—	(200)

Loss from continuing operations	(21,580)	(21,226)	(45,184)	(36,240)

(Loss) income from discontinued operations:
Trump Marina	(22,025)	3,626	(22,806)	7,996
Income tax benefit	1,678	—	1,678	—

(Loss) income from discontinued operations	(20,347)	3,626	(21,128)	7,996

Net loss	$(41,927)	$(17,600)	$(66,312)	$(28,244)

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(unaudited)

(dollars in thousands)

	Partners’ Capital	Accumulated Deficit	Total Partners’ Capital
Balance, December 31, 2007	$596,259	$(307,078)	$289,181

Stock-based compensation expense, net of forfeitures	1,541	—	1,541

Partnership distributions	(430)	—	(430)

Reduction in valuation allowance relating to pre-reorganization deferred tax assets	5,757	—	5,757

Net loss	—	(66,312)	(66,312)

Balance, June 30, 2008	$603,127	$(373,390)	$229,737

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Six Months Ended June 30,
	2008	2007
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(66,312)	$(28,244)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities:
Deferred and non-cash charge in lieu of income taxes	(1,678)	200
Depreciation and amortization	33,875	31,582
Amortization of deferred financing costs	1,411	1,346
Goodwill and other intangible asset impairment charges	18,647	—
Accretion of interest income related to property tax settlement	(475)	—
Provisions for losses on receivables	3,617	3,584
Stock-based compensation expense	1,541	2,043
Valuation allowance—CRDA investments	1,984	1,952
Gain on sale of assets	(37)	(366)
Other	—	(120)
Changes in operating assets and liabilities:
Increase in receivables	(1,292)	(5,410)
(Increase) decrease in inventories	(914)	1,022
Increase in prepaid expenses and other current assets	(3,963)	(3,142)
(Increase) decrease in other assets	(3,407)	3,184
Decrease in accounts payable, accrued expenses and other current liabilities	375	18,066
Decrease in accrued interest payable	684	2,500
Increase in other long-term liabilities	(810)	(357)

Net cash flows (used in) provided by operating activities, including discontinued operations	(16,754)	27,840

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(94,938)	(122,758)
Capitalized interest on construction in process	(5,683)	(1,466)
Decrease (increase) in restricted cash	45,895	(73,403)
Purchases of CRDA investments, net	(5,973)	(6,305)

Net cash flows used in investing activities, including discontinued operations	(60,699)	(203,932)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	—	23,000
Borrowings under term loan	50,000	147,375
Repayments of term loan	(2,091)	(1,125)
Repayments of other long-term debt	(1,509)	(7,330)
Partnership distributions	(430)	(440)

Net cash flows provided by financing activities, including discontinued operations	45,970	161,480

Net decrease in cash and cash equivalents	(31,483)	(14,612)
Cash and cash equivalents at beginning of period, including cash included in assets held for sale	120,357	99,094

Cash and cash equivalents at end of period, including cash included in assets held for sale	$88,874	$84,482

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$69,262	$61,593
Cash paid for income taxes	—	—
Equipment purchased under capital leases	6,000	—
Increase in accounts payable for accrued purchases of property and equipment	4,289	5,305
Debt of Reorganized Company issued in exchange for debt and accrued interest of Predecessor Company	—	7

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

TER currently beneficially owns an approximate 76.5% profits interest in TER Holdings, as both a general and limited partner, and Donald J. Trump (“Mr. Trump”) owns directly and indirectly an approximate 23.5% profits interest in TER Holdings, as a limited partner. Mr. Trump’s limited partnership interests in TER Holdings are exchangeable at Mr. Trump’s option into 9,377,484 shares of TER’s Common Stock, par value $0.001 per share (the “TER Common Stock”) (subject to certain adjustments), which, if exchanged, would give Mr. Trump ownership of an aggregate of approximately 25.8% of the TER Common Stock (including shares currently held directly by Mr. Trump) or approximately 28.3% assuming currently exercisable warrants held by Mr. Trump were exercised. Mr. Trump also holds 900 shares of TER’s Class B Common Stock, par value $0.001 per share (the “Class B Common Stock”). The Class B Common Stock has the voting equivalency of the 9,377,484 shares of TER Common Stock for which Mr. Trump’s limited partnership interests in TER Holdings may be exchanged, and generally votes on all matters with the TER Common Stock as a single class. The Class B Common Stock is redeemable at par to the extent that Mr. Trump exchanges his limited partnership interests in TER Holdings for TER Common Stock and is not entitled to receive any dividends.

(2)	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report, which are available on the SEC’s website at www.sec.gov or our website at www.trumpcasinos.com.

The condensed consolidated financial statements include our accounts and those of our controlled subsidiaries and partnerships. We have eliminated all intercompany transactions. We view each of our casino properties as operating segments and all such operating segments have been aggregated into one reporting segment.

As further disclosed in Note 3, on May 28, 2008, Trump Marina Associates, LLC entered into an agreement to sell Trump Marina. As such, certain assets and liabilities have been reclassified to assets held for sale and liabilities related to assets held for sale on the Condensed Consolidated Balance Sheets. Trump Marina’s 2008 results of operations have been presented as discontinued operations and its prior year results of operations have been reclassified to conform to the current period presentation for all periods presented. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), long-lived assets held for sale are recorded at the lower of carrying value or fair value less costs to sell and are no longer depreciated.

The term “Predecessor Company” refers to the Company and it subsidiaries for periods prior to and including May 19, 2005, and the term “Reorganized Company” refers to the Company and its subsidiaries for periods on and subsequent to May 20, 2005.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

(3)	Assets Held for Sale and Discontinued Operations

On May 28, 2008, Trump Marina Associates, LLC entered into an Asset Purchase Agreement (the “Marina Agreement”) to sell Trump Marina (the “Property”) to Coastal Marina, LLC (“Buyer”), an affiliate of Coastal Development, LLC (“Coastal”). Pursuant to the Marina Agreement, (1) at the closing, Buyer will acquire substantially all of the assets of, and will assume certain liabilities related to, the business conducted at the Property, (2) at and subject to such closing, unrelated existing litigation between the Company and Coastal (see Note 10) is to be settled, and (3) the aggregate purchase price payable for the Property and these other transactions is $316,000, subject to potential adjustment as provided in the Marina Agreement. The closing is expected to occur within six to nine months of the Marina Agreement and is subject to the satisfaction of certain conditions, including receipt of approvals from New Jersey governmental authorities. The Buyer has placed into escrow a $15,000 deposit toward the purchase price and is seeking financing for the balance of the purchase price. The Marina Agreement provides that, subject to certain exceptions, the Company’s recourse against the Buyer if the transaction fails to close may be limited to the amount of this deposit.

Assets held for sale and liabilities related to assets held for sale pertaining to Trump Marina at June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008	December 31, 2007
Assets held for sale:
Cash and cash equivalents	$8,292	$16,426
Property and equipment, net	268,830	273,472
Other assets	4,634	5,137

Total assets held for sale	$281,756	$295,035

Liabilities related to assets held for sale:
Accrued expenses	$3,745	$3,545
Deposits and other	1,612	1,449

Total liabilities related to assets held for sale	$5,357	$4,994

Assets held for sale are recorded at the lower of their carrying value or fair market value less costs to sell.

The operating results of Trump Marina are presented as discontinued operations for all periods presented. Net revenues for Trump Marina were $53,744 and $104,026 for the three and six months ended June 30, 2008, respectively, and $57,401 and $111,741 for the three and six months ended June 30, 2007, respectively. Loss from discontinued operations during the three and six months ended June 30, 2008 includes (1) an intangible asset impairment charge totaling $18,647 relating to trademarks of Trump Marina, (2) a goodwill impairment charge of $2,296 and (3) $5,184 of fees incurred in connection with the transaction, principally fees incurred to amend the 2007 Credit Facility. The intangible asset and goodwill impairment charges resulted from an interim impairment test performed in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The intangible asset impairment charge relating to trademarks of Trump Marina resulted in an income tax benefit of $6,221 during the three and six months ended June 30, 2008 which reflects the impact of a reduction in our net deferred tax liabilities.

In connection with the Marina Agreement, the valuation allowance relating to pre-reorganization deferred tax assets decreased by $26,455 resulting in a $19,319 reduction to goodwill, a $1,379 reduction to intangible assets and a $4,404 increase to additional paid in capital, net of minority interest of $1,353.

(4)	Long-Term Debt

Long-term debt consists of the following:

	June 30, 2008	December 31, 2007
Long-term debt:
Senior Secured Credit Facility:
Term Loan, matures December 21, 2012, interest and principal payments due quarterly at LIBOR plus 3.2% (6.2% at June 30, 2008)	$441,159	$393,250
Senior Secured Notes, due June 1, 2015, interest payable semi-annually at 8.5%, interest payments due June 1 and December 1	1,248,969	1,248,969
Other:
Capitalized lease obligations, payments due at various dates from 2008 through 2028, secured by slot and other equipment, interest at 4.3% to 12.0%	6,167	1,555

Total long-term debt	1,696,295	1,643,774
Less: current maturities	(4,788)	(5,481)

Long-term debt, net of current maturities	$1,691,507	$1,638,293

Senior Secured Credit Facility – On December 21, 2007, TER and TER Holdings entered into an agreement for a $493,250 senior secured credit facility (the “2007 Credit Facility”). Under the 2007 Credit Facility, TER Holdings borrowed $393,250 which was to be used to (i) refinance all amounts outstanding under its Credit Agreement dated May 20, 2005 (the “2005 Credit Facility”), (ii) pay fees and expenses incurred in connection with the 2007 Credit Facility and the refinancing of the 2005 Credit Facility, (iii) fund construction of the new hotel tower at Trump Taj Mahal, and (iv) provide financing for working capital, capital expenditures and other general corporate purposes.

In connection with the Marina Agreement, TER Holdings entered into an amendment, dated as of May 29, 2008, to the 2007 Credit Facility (the “Amendment”). Pursuant to the Amendment, (i) the 2007 Credit Facility lenders consented to the sale of the Property, subject to the satisfaction of certain conditions, (ii) the applicable interest rate margins payable on amounts outstanding under the 2007 Credit Facility will increase upon the closing of the transactions contemplated by the Marina Agreement, and (iii) TER Holdings agreed to pay amendment fees equal to one percent of the amount of the 2007 Credit Facility.

During May 2008, TER Holdings borrowed $50,000 under the 2007 Credit Facility which was to be used principally to fund capital expenditures associated with construction of the Chairman Tower. As of June 30, 2008, there was $50,000 available under the 2007 Credit Facility, subject to the satisfaction of certain standard conditions. To the extent the remaining amount available under the 2007 Credit Facility has not been drawn by TER Holdings by December 21, 2008, the lenders will have the option to direct that such amount be funded to TER Holdings. We expect to utilize the remaining availability under the 2007 Credit Facility during 2008 to fund operating and debt service obligations and capital expenditures, including the completion of the new hotel tower at the Taj Mahal. The 2007 Credit Facility matures on December 21, 2012 and must be repaid during the final year of such loans in equal quarterly amounts, subject to amortization of approximately 1.0% per year prior to the final year.

Borrowings under the 2007 Credit Facility are secured by a first priority security interest in substantially all of the assets of TER Holdings and it subsidiaries. TER Holdings’ obligations under the 2007 Credit Facility are guaranteed by TER and certain of its direct and indirect subsidiaries. We and our subsidiaries are subject to a number of affirmative and negative covenants. The 2007 Credit Facility restricts our ability to make certain distributions or pay dividends. At June 30, 2008, we were in compliance with the covenants.

Senior Secured Notes – On May 20, 2005, TER Holdings and its wholly-owned finance subsidiary, Trump Entertainment Resorts Funding, Inc. (“TER Funding”) issued $1,250,000 of Senior Secured Notes due June 1, 2015 (“Senior Notes”). The Senior Notes were used to pay distributions under the Second Amended and Restated Joint Plan of Reorganization, dated as of March 30, 2005, as amended (the “Plan”). The Senior Notes bear interest at 8.5% per annum. $1,031 of the Senior Secured Notes were returned to us under the terms of the Plan and retired.

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

The Senior Notes are secured by substantially all of our real property and incidental personal property, subject to liens securing amounts borrowed under the 2007 Credit Facility and certain permitted prior liens. The issuers and Guarantors of the Senior Notes are subject to certain covenants under the indenture governing the Senior Notes. Under these covenants, TER Holdings and the Guarantors are subject to limitations on the incurrence of additional indebtedness and payment of dividends.

The Senior Notes rank senior in right of payment to the issuers’ and Guarantors’ future subordinated indebtedness. Notwithstanding the foregoing, because amounts borrowed under the 2007 Credit Facility are secured by substantially all the assets of the issuers and the Guarantors on a priority basis, the Senior Notes and the guarantees thereof are effectively subordinated to amounts borrowed under the 2007 Credit Facility.

(5)	Earnings Per Share

The computations of basic and diluted net loss per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2008	2007	2008	2007
Numerator for basic and diluted loss per share:
Loss from continuing operations	$(16,503)	$(16,228)	$(34,553)	$(27,704)
(Loss) income from discontinued operations	(13,318)	2,774	(13,916)	6,117

Net loss	$(29,821)	$(13,454)	$(48,469)	$(21,587)

Denominator for basic and diluted loss per share:
Weighted average shares outstanding	31,705,251	31,102,062	31,628,703	31,076,674

Basic and diluted net loss per share:
Loss from continuing operations	$(0.52)	$(0.52)	$(1.09)	$(0.89)
(Loss) income from discontinued operations	(0.42)	0.09	(0.44)	0.20

Net loss	$(0.94)	$(0.43)	$(1.53)	$(0.69)

For the three and six months ended June 30, 2008 and 2007, potentially dilutive common shares excluded from the computation of diluted net loss per share due to anti-dilution are as follows:

Exchangeable limited partnership interest	9,377,484
Ten year warrants	1,446,706
Employee stock options	300,000

Total	11,124,190

(6)	Stock-based Compensation Plans

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

In accordance with the revised provisions of Statement of Financial Accounting Standards (“SFAS”) Statement 123, “Share Based Payment” (“FAS 123R”), we recorded compensation expense, net of forfeitures for our stock option and restricted stock awards of $814 and $1,541 for the three and six months ended June 30, 2008, respectively, and $1,007 and $2,043 for the three and six months ended June 30, 2007, respectively. Such expense is included in general and administrative expenses.

Restricted Stock – At June 30, 2008, there were 785,081 shares of nonvested restricted stock issued and outstanding. The remaining unrecognized compensation expense for nonvested restricted stock to be recognized over the remaining contractual life was $2,478. The weighted-average remaining contractual life of outstanding restricted stock grants at June 30, 2008 was 1.1 years.

There were 702,253 restricted shares issued and 47,398 restricted shares forfeited during the six months ended June 30, 2008.

Stock Options – At June 30, 2008, there were 300,000 stock options outstanding which vest in equal increments on July 31, 2008, 2009 and 2010. At June 30, 2008, the remaining unrecognized compensation expense for nonvested stock options to be recognized over the remaining contractual life was $649.

(7)	Income Taxes

Our income tax (benefit) provision attributable to continuing operations and discontinued operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Continuing operations	$—	$—	$—	$200
Discontinued operations	(6,221)	—	(6,221)	—

	(6,221)	—	(6,221)	200

Our income tax provision attributable to continuing operations of $200 for the six months ended June 30, 2007 was a non-cash charge in lieu of taxes of which represents the utilization of pre-reorganization tax benefits that are reflected as a reduction to goodwill.

At June 30, 2008, we had unrecognized tax benefits of approximately $36,900 (including interest) of which $7,100 would affect our effective tax rate, if recognized. It is reasonably possible that certain unrecognized tax benefits related to income tax examinations totaling $8,248 could be settled during the next twelve months.

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties as a component of income tax expense. During the six months ended June 30, 2008 and 2007, we recognized $1,414 and $1,045, respectively, in potential interest associated with uncertain tax positions. At June 30, 2008, we had $9,857 accrued for the payment of interest on uncertain tax positions. To the extent interest is not assessed with respect to uncertain tax positions of the Reorganized Company, amounts accrued will be reduced and reflected as a reduction of interest expense. To the extent interest is not assessed with respect to uncertain tax positions of the Predecessor Company, amounts accrued prior to the reorganization date will be reduced and the impact will reduce goodwill and intangible assets if available, and any remaining amount would be reflected as a reduction of interest expense in accordance with Emerging Issues Task Force Issue 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination” (“EITF 93-7”).

Federal and State Income Tax Audits

Tax years 2005 through 2007 remain subject to examination by the federal tax authority. Tax years 1995 through 2007 remain subject to examination by state tax jurisdictions.

At June 30, 2008, we have accrued $850 to reflect the expected federal tax liability (including interest) for the period from January 1, 2005 through December 21, 2005, the date of the sale of our former subsidiary, Trump Indiana, Inc. to Majestic Star Casino, LLC (“Majestic Star”), resulting from agreed upon IRS audit adjustments for 1996 through 2004. Additionally, we have accrued a liability of $5,933 related to the impact on state income taxes (including interest) resulting from agreed upon Internal Revenue Service (“IRS”) audit adjustments for 1996 through December 21, 2005. In accordance with the terms of our Stock Purchase Agreement with Majestic Star, TER Holdings has retained the liability for expected federal and state income taxes (including interest) related to Trump Indiana for the tax years 1995 through December 21, 2005. Subsequent to June 30, 2008, we reached an agreement with the State of Indiana which will result in a reduction of our tax liability by approximately $740 (including interest) for the tax years 2000 and 2003.

From 2002 through 2006, state income taxes for our New Jersey operations were computed under the alternative minimum assessment method. We have asserted our position that New Jersey partnerships were exempt from these taxes and, as such, have not remitted payments of the amounts provided. The New Jersey Division of Taxation has issued an assessment to collect the unpaid taxes for the tax years 2002 and 2003. At June 30, 2008, we have accrued $27,338 for taxes and interest relating to this alternative minimum tax assessment for 2002 and 2003, as well as the open years 2004 through 2006. We are currently in discussions with the New Jersey Division of Taxation regarding settlement of these assessments.

Tax Distributions

TER Holdings’ partnership agreement requires distributions to its partners, TER and Mr. Trump, sufficient in amount to cover all federal, state and local income taxes incident to their ownership of TER Holdings, including special allocations of income, gains, losses, deductions and credits. TER Holdings made distributions of $430 and $440 during the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, TER Holdings recorded distributions payable of $250. In addition, the partnership agreement contains an indemnification clause which may result in additional payments to Mr. Trump upon the disposition of the Trump Taj Mahal Casino Resort property, Trump Plaza Hotel and Casino property or Trump Marina Hotel Casino property. The amount of these indemnification payments would be sufficient in amount to cover the impact of the disposition on Mr. Trump’s federal, state and local income tax positions up to $100,000 and would only be due if Mr. Trump does not consent to the transaction.

(8)	TrumpONE Unified Player’s Program

In June 2007, we implemented the TrumpONE unified player’s program (“TrumpONE”), our company-wide customer loyalty program. Under TrumpONE, our customers are able to accumulate complimentary dollars (“comp dollars”) based upon their slot machine and table games play which may be redeemed at their discretion for complimentary food, beverage and retail items. Unredeemed comp dollars are subject to the terms of the TrumpONE program, including forfeiture based upon the lapsing of time. We record the cost of comp dollars as a gaming expense when earned by our customers. The retail value of the complimentary food, beverage and other retail items is recorded as revenue with an offset to promotional allowances at the time our customers redeem comp dollars. During June 2007, we accrued $4,261 of gaming expense to record the initial comp dollar liability, including consideration of estimated forfeitures. As of June 30, 2008, we had $3,351 accrued for the estimated cost of the outstanding comp dollar liability.

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

Casino Reinvestment Development Authority Obligations – Pursuant to the provisions of the Casino Control Act, we must either obtain investment tax credits, as defined in the Casino Control Act, in an amount equivalent to 1.25% of our gross casino revenues, as defined in the Casino Control Act, or pay an alternative tax of 2.5% of our gross casino revenues. Investment tax credits may be obtained by making qualified investments, as defined in the Casino Control Act, or by depositing funds which may be converted to bonds by the Casino Reinvestment Development Authority (“CRDA”), both of which bear interest at two-thirds of market rates resulting in a fair value lower than cost. Certain of our subsidiaries are required to make quarterly deposits with the CRDA to satisfy their investment obligations. During the three and six months ended June 30, 2008 and 2007, we charged to continuing operations $768 and $1,574 and $1,000 and $1,485, respectively, to give effect to the below market interest rates associated with CRDA deposits and bonds.

NJSEA Subsidy Agreement – In April 2004, the casinos located in Atlantic City (“Casinos”), including our Atlantic City casinos, executed an agreement (“NJSEA Subsidy Agreement”) with the New Jersey Sports and Exposition Authority (“NJSEA”) and the CRDA. The NJSEA Subsidy Agreement provides that the Casinos, on a pro rata basis according to their gross revenues, shall pay in cash and donate from the regular payment of their CRDA obligations a total of $86,000 in four annual installments in October of each of 2004 through 2007 to the NJSEA. It required that the funds be used by the NJSEA through December 31, 2008 to enhance purses, fund breeders awards and establish account wagering at New Jersey horse racing tracks. Our portion of this industry obligation was approximately 23%.

The NJSEA Subsidy Agreement further provided for a moratorium until January 2009 on the conduct of casino gaming at any New Jersey racetrack and conditioned the donation of the CRDA funds upon the enactment and funding of the Casino Expansion Fund Act which made funds available, on a pro rata basis, to each of the Casinos for investment in eligible projects in Atlantic City approved by the CRDA. In September 2006, the CRDA approved the new hotel tower presently under construction at the Trump Taj Mahal as an eligible project and, pursuant to October 2006 agreements, authorized grants to our Atlantic City casinos in aggregate amounts of approximately $13,800 from the Atlantic City Expansion Fund and $1,575 from a separate Casino Capital Construction Fund, both administered by the CRDA.

The New Jersey Legislature amended the Casino Control Act effective April 18, 2008 to permit the Casinos to deduct the amount of certain promotional gaming credits wagered at their slot machines in calculating the tax on gross gaming revenue. The amendment, however, is inoperative until the Casinos execute a new subsidy agreement with the NJSEA for the benefit of the horse racing industry for $30,000 annually for a three-year period. Presently, the Casinos are negotiating the terms of a new subsidy agreement with the NJSEA and the New Jersey Casino Control Commission is considering regulations to establish procedures by which the Casinos may implement the tax deduction.

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

On July 18, 2005, the Bankruptcy Court considered a motion brought by a certain group of persons alleging that they had held shares of our Predecessor Company’s common stock on the record date for distributions under the Plan (and who subsequently sold their shares prior to the distribution date) but did not receive any distributions under the Plan, which they believe were wrongly made to the beneficial holders of our Predecessors Company’s common stock on the distribution date. The movants had sought an order compelling us to make distributions to them under the Plan. After additional briefing and a court hearing with respect to the issue on October 8, 2005, the Bankruptcy Court denied the movants’ motion on February 17, 2006. The movants filed an appeal from the judgment entered in the Bankruptcy Court in favor of the Predecessor Company. The movants appealed this motion to the United States District Court for the district of New Jersey. During April 2007, the United States District Court reversed the Bankruptcy Court’s denial and remanded the case back to the Bankruptcy Court for further consideration. In May 2007, we filed a notice of appeal to the United States Court of Appeals for the Third Circuit. Briefing is now complete before that court, and the parties are awaiting the scheduling of oral argument.

Power Plant Litigation—On December 30, 2004, TER Development filed a complaint against Richard T. Fields, Coastal Development, LLC, Power Plant Entertainment, LLC, Native American Development, LLC, Joseph S. Weinberg and The Cordish Company (collectively, the “Power Plant Group”) in the Circuit Court of the 17th Judicial District for Broward County, Florida, in which TER Development alleged that Power Plant Entertainment, LLC improperly obtained certain agreements with the Seminole Tribe of Florida for the development of gaming facilities in Hollywood and Tampa, Florida. TER Development has asserted claims for fraud, breach of fiduciary duty, conspiracy, violation of the Florida Deceptive and Unfair Trade Practices Act and interference with prospective business relationship as a result of the Power Plant Group’s actions. On April 17, 2008, the trial court ruled on the defendants’ numerous motions for summary judgment. The court denied the defendants’ motions as to TER Development’s claims against all defendants for fraud and conspiracy and as to TER Development’s claim against Richard T. Fields and Coastal Development, LLC under the Florida Deceptive and Unfair Trade Practices Act. The trial court granted the defendants’ motions for summary judgment as to TER Development’s claims for breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, interference with prospective business relationship and the claims under the Florida

Deceptive and Unfair Trade Practices Act as to the Power Plant Group. The defendants seek no relief against TER Development other than claims for attorney’s fees and costs in the event that they prevail at trial.

TER and Coastal Development, LLC, through affiliated and controlled subsidiaries, have executed an agreement for the sale of Trump Marina (see Note 3). Upon the closing of the sale of Trump Marina, the complaint against the Power Plant Group will be dismissed with prejudice and all parties will be fully released from any claims in this lawsuit. On May 29, 2008, the parties filed a joint motion to stay the action, pending the closing of the transaction. On May 30, 2008, the Court granted the stay pending further order of the Court.

We and certain of our employees are involved from time to time in other legal proceedings arising in the ordinary course of our business. While any proceeding or litigation contains an element of uncertainty, management believes that the final outcomes of these other matters are not likely to have a material adverse effect on our results of operations or financial condition. In general, we have agreed to indemnify certain of our key executives and directors against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in any legal proceedings absent a showing of such persons’ gross negligence or malfeasance.

(11)	Recently Issued Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption of the standard is prohibited. FAS 142-3 is effective for our fiscal year beginning January 1, 2009. We are currently evaluating the impact of FAS 142-3, but do not believe that the adoption of the standard will have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosures relating to: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 becomes effective for our fiscal year beginning January 1, 2009. We do not expect the adoption of SFAS 161 to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported including the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for our fiscal year beginning January 1, 2009. Earlier adoption is prohibited. We are currently evaluating the effect that the adoption of SFAS 160 will have on our consolidated financial statements, including the presentation of minority interests in our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) retained the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R), which is broader in scope than that of SFAS 141, which applied only to business combinations in which control was obtained by transferring consideration, applies the same method of accounting (the purchase method) to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141(R) also makes certain other modifications to SFAS 141. We are required to apply the provisions of SFAS 141(R) to business combinations for which the acquisition date is on or after January 1, 2009. Earlier application is prohibited. We do not expect the adoption of SFAS 141(R) to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, companies shall report in earnings any unrealized gains and losses on items for which the fair value option has been elected. We adopted SFAS 159 effective January 1, 2008 and did not elect the fair value measurement option for any financial assets or liabilities.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), delaying the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Non-financial assets and non-financial liabilities for which we are not yet required to apply the provisions of SFAS 157 include our goodwill and intangible assets and long-lived assets measured at fair value under the provisions of SFAS 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” respectively. We adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities. The adoption of SFAS 157 did not impact our consolidated financial statements. We do not expect that the adoption of the deferment provisions of FSP 157-2 will have a material effect on our consolidated financial statements.

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

For a more complete description of the risks that may affect our business, see our Annual Report on Form 10-K for the year ended December 31, 2007.

Overview

We own and operate the Trump Taj Mahal Casino Resort, Trump Plaza Hotel and Casino and the Trump Marina Hotel Casino in Atlantic City, New Jersey.

On May 28, 2008, Trump Marina Associates, LLC entered into an Asset Purchase Agreement (the “Marina Agreement”) to sell the Trump Marina Hotel Casino to Coastal Marina, LLC, an affiliate of Coastal Development, LLC. The closing is expected to occur within six to nine months of the Marina Agreement and is subject to the satisfaction of certain conditions, including receipt of approvals from New Jersey governmental authorities. Our condensed consolidated financial statements reflect the results of Trump Marina as discontinued operations. All prior periods presented have been reclassified to conform to the current period classification.

Our operating results during 2008 have been affected by various factors including competition in adjoining states, a general weakening of the economy, rising fuel costs and smoking restrictions under state and local legislation. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with and give consideration to the following:

For the quarter ended June 30, 2008, gross gaming revenues in the Atlantic City market (as reported to the New Jersey Casino Control Commission (the “CCC”)) decreased 5.8% overall, while slot revenues decreased 7.5% compared to the quarter ended June 30, 2007. For the quarter ended June 30, 2008, we experienced a 6.5% decrease in overall gross gaming revenue and a 6.3% decrease in slot revenue at our three properties compared to the prior-year period.

For the six months ended June 30, 2008, gross gaming revenues in the Atlantic City market (as reported to the CCC) decreased 6.1% overall, while slot revenues decreased 8.0% compared to the first six months of 2007. During the six months ended June 30, 2008, we experienced a 4.7% decrease in overall gross gaming revenue and an 4.6% decrease in slot revenue at our three properties compared to the prior-year period.

Smoking Restrictions—On April 15, 2007, an ordinance in Atlantic City became effective which extended smoking restrictions under the New Jersey Smoke-Free Air Act. The Atlantic City ordinance, mandated that casinos restrict smoking to designated areas of up to 25% of the casino floor. While we are unable to quantify the impact of the current smoking restrictions, we believe these smoking restrictions have negatively impacted our gaming revenues and income from operations as our competition in adjacent states continues to permit smoking.

During April 2008, Atlantic City’s City Council unanimously approved an amendment to the Atlantic City ordinance which bans smoking entirely on all casino gaming floors and casino simulcasting areas. The amendment to the ordinance allows casinos the option to construct separately ventilated non-gaming smoking lounges. The construction of such lounges must be completed by October 15, 2008. We expect to construct a smoking lounge on the casino floor at each of our properties.

The complete ban on smoking in casino and casino simulcasting areas could further adversely affect our gaming revenues and income from operations.

TrumpONE—In June 2007, we implemented TrumpONE, our new, company-wide customer loyalty program. Under the TrumpONE program, our customers are able to accumulate comp dollars based upon their slot machine and table games play which may be redeemed at their discretion for complimentary food, beverage and retail items. During June 2007, we recognized $4.3 million of gaming expense to record the initial comp dollar liability, including consideration of estimated forfeitures.

Analysis of Results of Operations

Our primary business activities are conducted by Trump Taj Mahal, Trump Plaza and Trump Marina.

The following tables include selected data of our casino properties (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Gaming revenues
Trump Taj Mahal	$112.0	$122.0	$229.9	$244.0
Trump Plaza	66.3	68.2	133.0	132.4

Total	$178.3	$190.2	$362.9	$376.4

Net revenues
Trump Taj Mahal	$113.0	$119.2	$227.0	$237.6
Trump Plaza	64.9	67.6	128.2	129.2

Total	$177.9	$186.8	$355.2	$366.8

Income (loss) from operations
Trump Taj Mahal	$13.5	$16.6	$25.9	$37.2
Trump Plaza	1.8	3.4	4.1	5.5
Corporate and development	(6.3)	(10.4)	(12.7)	(17.9)

Total	$9.0	$9.6	$17.3	$24.8

Depreciation and amortization
Trump Taj Mahal	$8.8	$7.4	$17.4	$14.1
Trump Plaza	5.0	4.8	9.8	9.6
Corporate and development	0.1	0.1	0.3	0.2

Total	$13.9	$12.3	$27.5	$23.9

Discontinued operations—Trump Marina
Gaming revenues	$53.8	$58.9	$107.3	$116.9
Net revenues	53.7	57.4	104.0	111.7
Depreciation and amortization	2.9	4.0	6.4	7.7
Goodwill and other intangible asset impairment charges	20.9	—	20.9	—
(Loss) income from discontinued operations	(13.3)	2.8	(13.9)	6.1

Comparison of Three-Month Periods Ended June 30, 2008 and 2007.

Each of our properties’ operating results were as follows:

Trump Taj Mahal – Net revenues decreased $6.2 million due to a $10.0 million decrease in gaming revenues partially offset by a $2.1 million decrease in promotional coin offers to customers, a $1.0 million increase in cash rooms and food and beverage revenues and a $0.9 million increase in cash entertainment revenue. The decrease in gaming revenues was principally due to a $4.7 million decrease in slot revenue and a $4.6 million decrease in table games revenue. A significantly lower table hold percentage during the quarter contributed to the decrease in table games revenue. The increase in entertainment revenue was due to an increase in entertainment offerings during the quarter.

Income from operations decreased $3.1 million as the decrease in net revenues was partially offset by a $3.1 million decrease in operating costs and expenses. Total operating costs and expenses decreased principally due to: a $3.1 million decrease in promotional and marketing costs primarily due to the absence of TrumpOne implementation costs incurred during 2007; a $1.1 million decrease in payroll and related costs; a $0.8 million decrease in gaming taxes; a $0.7 million decrease in insurance expenses; a $0.4 million decrease in advertising expenses; and a $0.5 million net decrease in other costs and expenses, principally general and administrative expenses. These decreases were partially offset by a $1.4 million increase in depreciation expense due to the significant retheming projects completed during 2007 and new slot machine inventory on the casino floor, a $1.3 million increase in entertainment expenses and a $0.8 million increase in utility costs.

Trump Plaza – Net revenues decreased $2.7 million due to a $1.9 million decrease in gaming revenues, a $0.6 million decrease in rooms, food and beverage and other revenues and a $0.2 million increase in promotional allowances. The decrease in gaming revenues reflects a $1.2 million decrease in slot revenue and a $0.7 million decrease in table games revenue. The decrease in rooms, food and beverage and other revenues is principally due to lower gaming activity.

Income from operations decreased $1.6 million as the $2.7 million decrease in net revenues was partially offset by a $1.1 million decrease in operating expenses. The decline in operating expenses were primarily attributable to: a $1.7 million decrease in promotional and marketing expenses primarily due to the absence of TrumpOne implementation costs incurred during 2007, partially offset by increases in utility expenses of $0.6 million and insurance costs of $0.4 million.

Corporate and Development – Corporate and development expenses decreased $4.1 million to $6.3 million principally due to a $1.2 million decrease in severance costs, a $1.5 million reduction in payroll and related costs, a $0.8 million decrease in professional fees due to costs incurred during 2007 associated with our strategic review and a $0.2 million decrease in stock-based compensation expense.

Our other overall costs were as follows:

Interest Income – Interest income was $0.9 million during quarter ended June 30, 2008 compared to $1.6 million during the quarter ended June 30, 2007 due to lower average invested cash and cash equivalents.

Interest Expense – Interest expense decreased $0.9 million to $31.5 million during the quarter ended June 30, 2008. Interest expense associated with increased borrowings under the 2007 Credit Facility was more than offset by an increase in capitalized interest associated with the construction of the Chairman Tower, the new hotel tower under construction at the Taj Mahal. Capitalized interest was $3.2 million and $0.7 million during the quarters ended June 30, 2008 and 2007, respectively.

Provision for Income Taxes – There was no provision for income taxes recorded related to continuing operations during the three months ended June 30, 2008 and 2007.

Discontinued Operations – (Loss) income from discontinued operations reflects the results of Trump Marina. Loss from discontinued operations before income taxes and minority interest during the three months ended June 30, 2008 includes (i) an $18.6 million intangible asset impairment charge relating to Trump Marina trademarks, (ii) $5.2 million of fees incurred in connection with the transaction, principally fees incurred to amend the 2007 Credit Facility and (iii) a goodwill impairment charge of $2.3 million.

We recorded a $6.2 million income tax benefit related to our discontinued operations during the three months ended June 30, 2008 reflecting the impact of a reduction in our net deferred tax liabilities as a result of the intangible asset impairment charge relating to trademarks of Trump Marina.

Comparison of Six-Month Periods Ended June 30, 2008 and 2007.

Each of our properties’ operating results were as follows:

Trump Taj Mahal – Net revenues decreased $10.6 million due to a $14.1 million decrease in gaming revenues partially offset by a $2.3 million increase in cash rooms, food and beverage revenue and a $1.2 million increase in entertainment revenue. The decrease in gaming revenues was primarily due to an $8.3 million decrease in table games revenue and a $4.9 million decrease in slot revenue. A significantly lower table hold percentage resulted in the decrease in table games revenue despite nearly a 2.0% increase in table game play.

Income from operations decreased $11.3 million due to the decrease in net revenues and a $0.7 million increase in operating costs and expenses. Total operating costs and expenses increased principally due to: a $3.2 million increase in depreciation expense; a $1.5 million increase in entertainment costs; a $1.0 million increase in utility expenses; a $0.9 million increase in the cost of goods provided related to TrumpOne point redemptions; and a $0.8 million net increase in other costs and expenses, principally general and administrative expenses. These increases were partially offset by decreases in: promotional and marketing costs of $3.0 million, primarily due to the absence of TrumpOne implementation costs incurred during 2007; payroll and related costs of $1.4 million; gaming taxes and other regulatory fees of $1.2 million; and insurance costs of $1.1 million.

Trump Plaza – Net revenues decreased $1.0 million as a $0.6 million increase in gaming revenues and a $0.4 million increase in rooms, food and beverage and other revenues were more than offset by a $2.0 million increase in promotional allowances. The increase in gaming revenues reflects a $0.9 million increase in table games revenue and a $0.3 million decrease in slot revenue. The increase in rooms, food and beverage and other revenues is principally due to an increase in complimentary goods and services offered to customers as well as the redemption of points earned by patrons under the TrumpONE program.

Income from operations decreased $1.4 million due to the decrease in net revenues and a $0.4 million increase in operating expenses. The increase in operating expenses was primarily attributable to a $1.0 million increase in utility costs and a $0.9 million increase in payroll and related costs due to annual merit increases and higher union benefits. These increases were partially offset by a $0.8 million decrease in promotional and marketing costs principally due to the absence of TrumpOne implementation costs incurred during 2007 and a $0.6 million decrease in bad debt provisions.

Corporate and Development – Corporate and development expenses decreased $5.2 million to $12.7 million principally due to a $2.1 million decrease in payroll and related costs, a $1.3 million reduction in severance costs, a $0.9 million decrease in professional fees due to expenses incurred during 2007 in connection with our strategic review and a $0.6 million decrease in stock-based compensation expense.

Our other overall costs were as follows:

Interest Income – Interest income was $2.7 million during the six-month period ended June 30, 2008 compared to $2.8 million during the six-month period ended June 30, 2007 due to comparable balances of average invested cash and cash equivalents on hand during the periods.

Interest Expense – Interest expense increased $1.5 million to $65.2 million during the six months ended June 30, 2008 principally due to increased borrowings outstanding under the 2007 Credit Facility, partially offset by an increase in capitalized interest associated with the construction of the Chairman Tower at the Taj Mahal. Capitalized interest was $5.7 million and $1.5 million during the six months ended June 30, 2008 and 2007, respectively.

Provision for Income Taxes – There was no provision for income taxes related to continuing operations during the six months ended June 30, 2008. The provision for income taxes related to our continuing operations in 2007 includes a non-cash charge in lieu of taxes of $0.2 million.

Discontinued Operations – Loss from discontinued operations before income taxes and minority interest during the six months ended June 30, 2008 includes (i) an $18.6 million intangible asset impairment charge relating to Trump Marina trademarks, (ii) $5.2 million of fees incurred in connection with the transaction, principally fees incurred to amend the 2007 Credit Facility and (iii) a goodwill impairment charge of $2.3 million.

We recorded a $6.2 million income tax benefit related to our discontinued operations during the six months ended June 30, 2008 reflecting the impact of a reduction in our net deferred tax liabilities as a result of the intangible asset impairment charge relating to trademarks of Trump Marina.

Liquidity and Capital Resources

During the six months ended June 30, 2008, our cash flows used in operating activities were $16.7 million compared to cash flows provided by operating activities of $27.9 million during the six months ended June 30, 2007. The decrease in cash flows from operations is principally a result of an increase in working capital requirements and the decline in gaming revenues due to regional competition.

Cash flows used in investing activities were $60.7 million during the six months ended June 30, 2008 compared to $203.9 million during the six months ended June 30, 2007. Investing activities during 2008 include capital expenditures of $94.9 million, of which $70.4 million related to the construction of the Chairman Tower. The decrease in restricted cash reflects the use of proceeds from borrowings which were restricted for expenditures associated with the construction of the Chairman Tower. Capitalized interest was $5.7 million during the six months ended June 30, 2008 compared to $1.5 million during the six months ended June 30, 2007. Investing activities during 2007 include capital expenditures associated with construction of the Chairman Tower and renovation projects at our three properties.

During the six months ended June 30, 2008, our cash flows provided by financing activities of $46.0 million consisted of $50.0 million in borrowings under our 2007 Credit Facility, repayments of $2.1 million of our outstanding term loan and $1.5 million of our capital lease obligations. Our financing activities during the six months ended June 30, 2007 included borrowings of $147.4 million under the delayed draw term loan and $23.0 million under the revolving portion of our 2005 Credit Facility, repayments of $7.3 million of our capital lease obligations and $1.1 million of our outstanding term loans. We also paid $0.4 million in partnership distributions to Mr. Trump during each of the six-month periods ended June 30, 2008 and 2007.

At June 30, 2008, we had approximately $81.5 million in cash and cash equivalents. Our cash and cash equivalents do not include $8.3 million in cash included in Trump Marina’s assets held for sale and $2.8 million in restricted cash representing amounts used to secure outstanding letters of credit.

In order to increase the competitiveness of our casino properties, we have made significant capital expenditures to renovate, update and expand our casinos. Construction continues on the estimated $255 million new 782-room Chairman Tower and connecting structure to expand our existing facility at the Trump Taj Mahal. We currently expect to open approximately 20 floors of the tower – approximately 400 rooms – by Labor Day weekend 2008, with the remainder of the building opening in phases through the conclusion of 2008.

We believe that cash on hand, available borrowing capacity and cash flows from operations will be sufficient to fund our operating, capital expenditure and debt service obligations. While we believe that our sources of liquidity are sufficient to meet our cash obligations during the next twelve months, our ability to meet our operating and debt service obligations and the timing of our capital expenditures depend on a number of factors including existing cash on hand, cash flows generated by our operating subsidiaries, particularly cash flows expected to be generated by the Chairman Tower at the Taj Mahal, and the impact of competition on our operating results. In addition, if we decide to pursue additional capital projects, we will need to obtain additional financing in the future.

We are currently reviewing strategic options for the use of estimated proceeds expected from the sale of Trump Marina and other development opportunities. Among the options currently under review are: investments in Atlantic City, including a potential mixed use development on Steel Pier; gaming opportunities outside of the Atlantic City market; and reducing the Company’s indebtedness. Additionally, we are currently in negotiations with a third party developer to lease commercial space at the Trump Ocean Club Panama, currently under development, and operate an approximately 35,000 square foot casino on the property.

In connection with the Marina Agreement, the lenders under the 2007 Credit Facility have consented to the purchase by TER Holdings of indebtedness of TER Holdings and its subsidiaries following the consummation of the transactions contemplated by the Marina Agreement for an aggregate purchase price not to exceed 50% of the net cash proceeds from the sale of Trump Marina.

We may from time to time seek to purchase our Senior Notes in open market transactions or privately negotiated transactions. We will evaluate any such transaction in light of prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

At June 30, 2008, there was $441.2 million outstanding under our 2007 Credit Facility. We also had outstanding $1,249.0 million of Senior Notes. As of August 8, 2008, we have an additional $50 million available under the 2007 Credit Facility which must be drawn by December 21, 2008. In 2008, we expect to utilize available cash on hand, cash flow from operations and the additional availability under our 2007 Credit Facility to fund our operating and debt service obligations and capital expenditures, including the completion of the Chairman Tower.

Under the terms of our 2007 Credit Facility, we are subject to certain affirmative and negative covenants, including limitations on liens, incurrence of indebtedness, mergers, sales of assets, investments, restricted payments, capital expenditures, agreements with affiliates, our activities and amendment of the indenture governing the Senior Notes, among other limitations. We were in compliance with such covenants as of June 30, 2008.

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

Contractual Obligations

Contractual obligations, as of June 30, 2008, mature as follows (in millions):

	One year and less	2-3 years	4-5 years	After 5 years	Total
Long-term debt	$4.4	$8.9	$427.8	$1,249.0	$1,690.1
Interest on long-term debt (1)	130.6	272.0	262.1	203.5	868.2
Construction commitments (2)	91.0	—	—	—	91.0
Services Agreement (3)	2.0	4.0	—	—	6.0
Capital leases	0.4	0.2	0.3	5.3	6.2
Operating leases	8.8	13.2	4.4	76.5	102.9

Total	$237.2	$298.3	$694.6	$1,534.3	$2,764.4

In addition to the contractual obligations disclosed in this table, we have unrecognized tax benefits that, based on uncertainties associated with the items; we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities. See Note 7 to the Condensed Consolidated Financial Statements.

(1)	Estimated interest payments on long-term debt are based on principal amounts outstanding, future borrowings required under the 2007 Credit Facility, required principal repayments and interest rates at June 30, 2008.

(2)	Construction commitments include amounts due under the Right of First Offer Agreement, as amended and restated, with Trump Organization LLC, an entity controlled by Mr. Trump.

(3)	Represents obligations under a services agreement with Mr. Trump.

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

Goodwill and Intangible Assets – We had approximately $123.6 million of goodwill and $76.6 million of intangible assets recorded on our balance sheet at June 30, 2008. We regularly evaluate our businesses for potential impairment indicators. Additionally, we perform impairment testing at least annually. Our judgments regarding the existence of impairment indicators are based on, among other things, pending sales of assets, the regulatory and competitive status, operational performance of each of our businesses, and financial market valuations of conditions surrounding our business entities and the gaming industry. Future events, such as the failure to meet or exceed our operating plans, increased competition, the enactment of increased gaming or tax rates, or changes in market valuations could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

In connection with the Marina Agreement, we evaluated certain of our other intangible assets for impairment. We recorded a non-cash intangible asset impairment charge, principally relating to Trump Marina’s trademarks, totaling $18.6 million. In addition, we recorded a goodwill impairment charge of $2.3 million to reduce goodwill relating to Trump Marina.

Property and Equipment – Our operations are capital intensive and we make capital investments at each of our properties in the form of maintenance capital and, from time to time, expansion and product enhancement capital. At June 30, 2008, we had approximately $1,439.3 million of net property and equipment recorded on our balance sheet, excluding net property and equipment held for sale. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimates of the useful lives are based on the nature of the assets as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

TrumpONE Liability – Our unified player’s program, TrumpONE, allows customers to accumulate certain point-based rewards based on the volume of their gaming activity. TrumpONE customers may earn comp dollars redeemable for complimentary food, beverage and retail items and “cash-back points” which are redeemable in cash. Comp dollars and cash-back points accumulate over time and may be redeemed at the customer’s discretion under the terms of the program. Comp dollars and cash-back points are forfeited if a customer does not redeem earned rewards over a specified period of time. As a result of the ability of the customer to accumulate comp dollars and cash-back points, we accrue the associated expense, after giving effect to estimated forfeitures, as they are earned. At June 30, 2008, $3.4 million was accrued related to comp dollars and $2.1 million was accrued related to cash-back points earned under this program. Our accruals could be significantly affected if estimated forfeitures vary from historical levels or changes occur in the cost of providing complimentary food, beverage and retail items under the TrumpONE program. Management reviews our accruals for adequacy at the end of each reporting period.

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

Income Taxes – We are subject to income taxes in the United States and in several states. We account for income taxes, including our current, deferred and non-cash charge in lieu of tax provisions in accordance with SFAS Statement 109, “Accounting for Income Taxes” and Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The calculation of our income tax provision following our reorganization is complex and requires the use of estimates. Management reviews our provision for income taxes at the end of each reporting period. Additionally, our income tax returns are subject to examination by various taxing authorities. We regularly assess the potential outcomes of these examinations in determining the adequacy of our provision for income taxes and our income tax liabilities. Inherent in our determination of any necessary reserves are assumptions based on past experiences and judgments about potential actions by taxing authorities. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonable and foreseeable outcome related to uncertain tax matters. When actual results of tax examinations differ from our estimates, we adjust the income tax provision in the period in which the examination issues are settled.

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

(Dollars in millions)	Remainder of 2008	2009	2010	2011	2012	Therafter	Total
Fixed rate debt maturities	$—	$—	$—	$—	$—	$1,249.0	$1,249.0
Average interest rate	8.5%	8.5%	8.5%	8.5%	8.5%	8.5%
Variable rate debt maturities	$2.2	$4.4	$4.4	$4.4	$425.8	$—	$441.2
Average interest rate	6.2%	6.2%	6.2%	6.2%	6.2%	6.2%

We currently have no outstanding interest rate swaps. From time to time, we enter into interest rate swap agreements to change the proportion of fixed to variable rate debt within parameters established by management. In accordance with these parameters, the agreements are used to manage interest rate risks and cost inherent in our debt portfolio.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A reference is made to the information contained in Note 10 of our unaudited condensed consolidated financial statements included herein, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting held on May 7, 2008, shareholders reelected Edward H. D’Alelio, James J. Florio and Ivanka M. Trump as Class I directors and ratified the appointment of Ernst & Young as the Company’s independent registered public accounting firm for the year ending December 31, 2008. Shareholders representing 33,474,394 shares participated in the election, representing approximately 81.5% of the shares eligible to vote. The election results were as follows:

1.	Election of Directors:

	For	Withheld
Edward H. D’Alelio	23,353,081	10,121,313

James J. Florio	23,406,112	10,068,282

Ivanka M. Trump	27,974,593	5,449,801

2.	To ratify the Board’s appointment of Ernst & Young, LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008:

For	Withheld	Abstain
32,930,300	310,103	233,991

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Letter Agreement related to Second Amendment to Credit Agreement dated as of May 29, 2008, among Trump Entertainment Resorts Holdings, L.P. (the “Borrower”), Trump Entertainment Resorts, Inc., the Subsidiary Guarantors, the Lenders and Beal Bank as the Collateral Agent and the Administrative Agent (the “Second Amendment”)

31.1	Certification by the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.3	Certification by the Chief Executive Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.4	Certification by the Chief Financial Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.5	Certification by the Chief Executive Officer of Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.6	Certification by the Chief Financial Officer of Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Executive Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of the Chief Financial Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.5	Certification of the Chief Executive Officer of Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.6	Certification of the Chief Financial Officer of Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUMP ENTERTAINMENT RESORTS, INC. (Registrant)

Date: August 8, 2008	By:	/s/ JOHN P. BURKE
John P. Burke Executive Vice President, Interim Chief Financial Officer and Corporate Treasurer of Trump Entertainment Resorts, Inc.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P. (Registrant) By: TRUMP ENTERTAINMENT RESORTS, INC., its general partner

Date: August 8, 2008	By:	/s/ JOHN P. BURKE
John P. Burke Executive Vice President, Interim Chief Financial Officer and Corporate Treasurer of Trump Entertainment Resorts Holdings, L.P.

TRUMP ENTERTAINMENT RESORTS FUNDING, INC. (Registrant)

Date: August 8, 2008	By:	/s/ JOHN P. BURKE
John P. Burke Executive Vice President, Interim Chief Financial Officer and Corporate Treasurer of Trump Entertainment Resorts Funding, Inc.

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Letter Agreement related to Second Amendment to Credit Agreement dated as of May 29, 2008, among Trump Entertainment Resorts Holdings, L.P. (the “Borrower”), Trump Entertainment Resorts, Inc., the Subsidiary Guarantors, the Lenders and Beal Bank as the Collateral Agent and the Administrative Agent (the “Second Amendment”)

31.1	Certification by the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.3	Certification by the Chief Executive Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.4	Certification by the Chief Financial Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.5	Certification by the Chief Executive Officer of Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.6	Certification by the Chief Financial Officer of Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Executive Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of the Chief Financial Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.5	Certification of the Chief Executive Officer of Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.6	Certification of the Chief Financial Officer of Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002