Form 10-Q
period 2008-09-30
TRUMP ENTERTAINMENT RESORTS, INC.; TRUMP ENTERTAINMENT RESORTS FUNDING INC; TRUMP ENTERTAINMENT RESORTS HOLDINGS LP
filed 2008-11-07
CIK 943320, 943323, 943322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

Yes  ☒    No  ☐

As of November 7, 2008, there were 31,718,376 shares of common stock and 900 shares of class B common stock (having a voting equivalency of 9,377,484 shares of common stock) of Trump Entertainment Resorts, Inc. outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except share and per share data)

	September 30, 2008	December 31, 2007
Current assets:
Cash and cash equivalents	$88,761	$104,883
Accounts receivable, net	51,228	45,053
Accounts receivable, other	5,549	6,366
Property taxes receivable	3,935	—
Inventories	12,312	11,235
Deferred income taxes	13,092	7,421
Prepaid expenses and other current assets	19,085	13,382
Assets held for sale	235,268	295,035

Total current assets	429,230	483,375

Net property and equipment	1,473,278	1,356,981
Other assets:
Restricted cash	2,807	52,702
Goodwill	—	145,216
Trademarks	65,183	91,357
Intangible assets, net	3,660	4,415
Deferred financing costs, net	15,608	17,725
Property taxes receivable	15,565	18,782
Other assets, net	70,949	60,396

Total other assets	173,772	390,593

Total assets	$2,076,280	$2,230,949

Current liabilities:
Accounts payable	$58,462	$59,741
Accrued payroll and related expenses	22,082	22,668
Income taxes payable	8,248	8,195
Partnership distribution payable	340	250
Accrued interest payable	43,806	18,102
Self-insurance reserves	17,415	12,754
Other current liabilities	36,538	37,199
Current maturities of long-term debt	4,939	5,481
Liabilities related to assets held for sale	4,377	4,994

Total current liabilities	196,207	169,384

Long-term debt, net of current maturities	1,715,247	1,638,293
Deferred income taxes	70,641	100,159
Other long-term liabilities	27,681	31,853
Minority interest	21,623	64,892
Stockholders’ equity:
Preferred stock, $1 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value; 75,000,000 shares authorized, 31,720,876 and 31,071,021 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	32	31
Class B Common stock, $0.001 par value; 1,000 shares authorized, 900 shares issued and outstanding	—	—
Additional paid-in capital	466,177	460,053
Accumulated deficit	(421,328)	(233,716)

Total stockholders’ equity	44,881	226,368

Total liabilities and stockholders’ equity	$2,076,280	$2,230,949

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Gaming	$201,365	$224,680	$564,278	$601,022
Rooms	19,592	18,449	51,907	49,161
Food and beverage	24,698	26,111	68,058	67,242
Other	9,652	11,352	25,566	23,398

	255,307	280,592	709,809	740,823
Less promotional allowances	(57,004)	(64,038)	(156,268)	(157,491)

Net revenues	198,303	216,554	553,541	583,332
Costs and expenses:
Gaming	86,804	93,514	254,889	265,952
Rooms	4,172	3,979	11,057	10,110
Food and beverage	12,065	11,075	31,697	30,851
General and administrative	48,735	54,185	152,168	156,221
Corporate and other	4,205	5,417	15,281	21,891
Corporate-related party	641	612	1,946	1,827
Goodwill and other intangible asset impairment charges	129,773	—	129,773	—
Depreciation and amortization	14,069	13,397	41,585	37,300

	300,464	182,179	638,396	524,152

(Loss) income from operations	(102,161)	34,375	(84,855)	59,180
Non-operating income (expense):
Interest income	704	2,057	3,425	4,905
Interest expense	(32,066)	(33,711)	(97,264)	(97,384)

	(31,362)	(31,654)	(93,839)	(92,479)

(Loss) income before income taxes, minority interest and discontinued operations	(133,523)	2,721	(178,694)	(33,299)
Income tax benefit (provision)	2,295	—	2,295	(200)
Minority interest	20,437	(637)	31,055	7,879

(Loss) income from continuing operations	(110,791)	2,084	(145,344)	(25,620)

(Loss) income from discontinued operations:
Trump Marina	(38,782)	5,937	(63,884)	13,933
Income tax benefit	—	—	6,221	—
Minority interest	9,114	(1,395)	14,079	(3,274)

Trump Marina, net of income taxes and minority interest	(29,668)	4,542	(43,584)	10,659
Trump Indiana, net of income taxes and minority interest	1,316	—	1,316	—

(Loss) income from discontinued operations	(28,352)	4,542	(42,268)	10,659

Net (loss) income	$(139,143)	$6,626	$(187,612)	$(14,961)

Basic and diluted net (loss) income per share:
Continuing operations	$(3.49)	$0.07	$(4.59)	$(0.82)
Discontinued operations	(0.90)	0.14	(1.34)	0.34

Basic and diluted net (loss) income per share	$(4.39)	$0.21	$(5.93)	$(0.48)

Weighted average shares outstanding:
Basic	31,720,954	31,099,905	31,659,942	31,084,501

Diluted	31,720,954	40,477,389	31,659,942	31,084,501

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share data)

	Shares	Common Stock	Shares	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2007	31,071,021	$31	900	$—	$460,053	$(233,716)	$226,368
Stock-based compensation expense, net of minority interest of $528	—	—	—	—	1,720	—	1,720
Issuance of restricted stock, net of forfeitures	649,855	1	—	—	—	—	1
Reduction in valuation allowance relating to pre-reorganization deferred tax assets, net of minority interest of $1,353	—	—	—	—	4,404	—	4,404
Net loss	—	—	—	—	—	(187,612)	(187,612)

Balance, September 30, 2008	31,720,876	$32	900	$—	$466,177	$(421,328)	$44,881

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Nine Months Ended September 30,
	2008	2007
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(187,612)	$(14,961)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Deferred and non-cash charge in lieu of income taxes	(7,379)	200
Minority interest in net loss	(44,379)	(4,605)
Depreciation and amortization	47,965	49,240
Goodwill and other intangible asset impairment charges	150,716	—
Loss on disposal of Trump Marina assets held for sale	45,000	—
Accretion of interest income related to property tax settlement	(716)	—
Amortization of deferred financing costs	2,117	2,019
Provisions for losses on receivables	5,653	4,985
Stock-based compensation expense	2,248	2,901
Valuation allowance - CRDA investments	1,636	3,074
Gain on sale of assets	(120)	(764)
Other	—	640
Changes in operating assets and liabilities:
Increase in receivables	(11,011)	(6,161)
Increase in inventories	(1,077)	(62)
Increase in prepaid expenses and other current assets	(5,888)	(4,927)
(Increase) decrease in other assets	(2,737)	3,978
Increase in accounts payable, accrued expenses and other current liabilities	6,193	11,399
Increase in accrued interest payable	25,704	29,324
Decrease in other long-term liabilities	(4,172)	(517)

Net cash flows provided by operating activities, including discontinued operations	22,141	75,763

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(152,485)	(175,804)
Capitalized interest on construction in process	(7,236)	(2,587)
Decrease (increase) in restricted cash	45,895	(58,084)
Purchases of CRDA investments, net	(8,903)	(9,528)

Net cash flows used in investing activities, including discontinued operations	(122,729)	(246,003)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	—	23,000
Borrowings under term loan	75,000	147,375
Repayments of term loan	(3,261)	(1,875)
Repayments of other long-term debt	(1,583)	(8,508)
Partnership distributions	(680)	(440)
CRDA grant proceeds received	4,910	—
Other	—	(220)

Net cash flows provided by financing activities, including discontinued operations	74,386	159,332

Net decrease in cash and cash equivalents	(26,202)	(10,908)
Cash and cash equivalents at beginning of period, including cash reflected in assets held for sale	121,309	100,007

Cash and cash equivalents at end of period, including cash reflected in assets held for sale	$95,107	$89,099

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$76,842	$68,570
Cash paid for income taxes	—	—
Equipment purchased under capital leases	6,116	—
(Decrease) increase in accounts payable for accrued purchases of property and equipment	(4,482)	5,454
Debt of Reorganized Company issued in exchange for debt and accrued interest of Predecessor Company	—	7

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	September 30, 2008	December 31, 2007
Current assets:
Cash and cash equivalents	$87,790	$103,931
Accounts receivable, net	51,228	45,053
Accounts receivable, other	5,549	6,366
Property taxes receivable	3,935	—
Inventories	12,312	11,235
Deferred income taxes	2,037	1,183
Prepaid expenses and other current assets	19,085	13,382
Assets held for sale	235,268	295,035

Total current assets	417,204	476,185

Net property and equipment	1,473,278	1,356,981
Other assets:
Restricted cash	2,807	52,702
Goodwill	—	76,362
Trademarks	65,183	91,357
Intangible assets, net	3,660	4,415
Deferred financing costs, net	15,608	17,725
Property taxes receivable	15,565	18,782
Other assets, net	70,949	60,396

Total other assets	173,772	321,739

Total assets	$2,064,254	$2,154,905

Current liabilities:
Accounts payable	$58,462	$59,741
Accrued payroll and related expenses	22,082	22,668
Income taxes payable	8,248	8,195
Accrued partner distributions	340	250
Accrued interest payable	43,806	18,102
Self-insurance reserves	17,415	12,754
Other current liabilities	36,538	37,199
Current maturities of long-term debt	4,939	5,481
Liabilities related to assets held for sale	4,377	4,994

Total current liabilities	196,207	169,384

Long-term debt, net of current maturities	1,715,247	1,638,293
Deferred income taxes	17,560	26,198
Other long-term liabilities	27,678	31,849
Partners’ capital
Partners’ capital	603,494	596,259
Accumulated deficit	(495,932)	(307,078)

Total partners’ capital	107,562	289,181

Total liabilities and partners’ capital	$2,064,254	$2,154,905

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Gaming	$201,365	$224,680	$564,278	$601,022
Rooms	19,592	18,449	51,907	49,161
Food and beverage	24,698	26,111	68,058	67,242
Other	9,652	11,352	25,566	23,398

	255,307	280,592	709,809	740,823
Less promotional allowances	(57,004)	(64,038)	(156,268)	(157,491)

Net revenues	198,303	216,554	553,541	583,332
Costs and expenses:
Gaming	86,804	93,514	254,889	265,952
Rooms	4,172	3,979	11,057	10,110
Food and beverage	12,065	11,075	31,697	30,851
General and administrative	48,735	54,185	152,168	156,221
Corporate and other	4,205	5,417	15,281	21,891
Corporate-related party	641	612	1,946	1,827
Goodwill and other intangible asset impairment charges	83,671	—	83,671	—
Depreciation and amortization	14,069	13,397	41,585	37,300

	254,362	182,179	592,294	524,152

(Loss) income from operations	(56,059)	34,375	(38,753)	59,180
Non-operating income (expense):
Interest income	698	2,048	3,406	4,876
Interest expense	(32,066)	(33,711)	(97,264)	(97,384)

	(31,368)	(31,663)	(93,858)	(92,508)

(Loss) income before income taxes and discontinued operations	(87,427)	2,712	(132,611)	(33,328)
Income tax benefit (provision)	460	—	460	(200)

(Loss) income from continuing operations	(86,967)	2,712	(132,151)	(33,528)

(Loss) income from discontinued operations:
Trump Marina	(38,782)	5,937	(61,588)	13,933
Income tax benefit	—	—	1,678	—

Trump Marina, net of income taxes	(38,782)	5,937	(59,910)	13,933
Trump Indiana, net of income taxes	3,207	—	3,207	—

(Loss) income from discontinued operations	(35,575)	5,937	(56,703)	13,933

Net (loss) income	$(122,542)	$8,649	$(188,854)	$(19,595)

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(unaudited)

(dollars in thousands)

	Partners’ Capital	Accumulated Deficit	Total Partners’ Capital
Balance, December 31, 2007	$596,259	$(307,078)	$289,181
Stock-based compensation expense, net of forfeitures	2,248	—	2,248
Partnership distributions	(770)	—	(770)
Reduction in valuation allowance relating to pre-reorganization deferred tax assets	5,757	—	5,757
Net loss	—	(188,854)	(188,854)

Balance, September 30, 2008	$603,494	$(495,932)	$107,562

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Nine Months Ended September 30,
	2008	2007
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(188,854)	$(19,595)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Deferred and non-cash charge in lieu of income taxes	(2,138)	200
Depreciation and amortization	47,965	49,240
Amortization of deferred financing costs	2,117	2,019
Goodwill and other intangible asset impairment charges	102,318	—
Loss on disposal of Trump Marina assets held for sale	45,000	—
Accretion of interest income related to property tax settlement	(716)	—
Provisions for losses on receivables	5,653	4,985
Stock-based compensation expense	2,248	2,901
Valuation allowance - CRDA investments	1,636	3,074
Gain on sale of assets	(120)	(764)
Other	—	640
Changes in operating assets and liabilities:
Increase in receivables	(11,011)	(6,161)
Increase in inventories	(1,077)	(62)
Increase in prepaid expenses and other current assets	(5,888)	(4,927)
(Increase) decrease in other assets	(2,737)	3,978
Decrease in accounts payable, accrued expenses and other current liabilities	6,193	11,399
Decrease in accrued interest payable	25,704	29,324
Increase in other long-term liabilities	(4,171)	(517)

Net cash flows provided by operating activities, including discontinued operations	22,122	75,734

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(152,485)	(175,804)
Capitalized interest on construction in process	(7,236)	(2,587)
Decrease (increase) in restricted cash	45,895	(58,084)
Purchases of CRDA investments, net	(8,903)	(9,528)

Net cash flows used in investing activities, including discontinued operations	(122,729)	(246,003)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	—	23,000
Borrowings under term loan	75,000	147,375
Repayments of term loan	(3,261)	(1,875)
Repayments of other long-term debt	(1,583)	(8,508)
Partnership distributions	(680)	(440)
CRDA grant proceeds received	4,910	—
Other	—	(220)

Net cash flows provided by financing activities, including discontinued operations	74,386	159,332

Net decrease in cash and cash equivalents	(26,221)	(10,937)
Cash and cash equivalents at beginning of period, including cash reflected in assets held for sale	120,357	99,094

Cash and cash equivalents at end of period, including cash reflected in assets held for sale	$94,136	$88,157

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$76,842	$68,570
Cash paid for income taxes	—	—
Equipment purchased under capital leases	6,116	—
(Decrease) increase in accounts payable for accrued purchases of property and equipment	(4,482)	5,454
Debt of Reorganized Company issued in exchange for debt and accrued interest of Predecessor Company	—	7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands, except share and per share data)

(1)	Organization

The accompanying consolidated financial statements include those of Trump Entertainment Resorts, Inc. (“TER”), a Delaware corporation, its majority-owned subsidiary, Trump Entertainment Resorts Holdings, L.P. (“TER Holdings”), a Delaware limited partnership, and their respective subsidiaries. Except where otherwise noted, the words “we,” “us,” “our” and similar terms, as well as “Company,” refer to TER and all of its subsidiaries. Through TER Holdings and its wholly-owned subsidiaries, we own and operate the Trump Taj Mahal Casino Resort (“Trump Taj Mahal”), Trump Plaza Hotel and Casino (“Trump Plaza”) and Trump Marina Hotel Casino (“Trump Marina”) in Atlantic City, New Jersey.

TER currently beneficially owns an approximate 76.5% profits interest in TER Holdings, as both a general and limited partner, and Donald J. Trump (“Mr. Trump”) owns directly and indirectly an approximate 23.5% profits interest in TER Holdings, as a limited partner. Mr. Trump’s limited partnership interests in TER Holdings are exchangeable at Mr. Trump’s option into 9,377,484 shares of TER’s Common Stock, par value $0.001 per share (the “TER Common Stock”) (subject to certain adjustments), which, if exchanged, would give Mr. Trump ownership of an aggregate of approximately 26.0% of the TER Common Stock (including shares currently held directly by Mr. Trump) or approximately 28.5% assuming currently exercisable warrants held by Mr. Trump were exercised. Mr. Trump also holds 900 shares of TER’s Class B Common Stock, par value $0.001 per share (the “Class B Common Stock”). The Class B Common Stock has the voting equivalency of the 9,377,484 shares of TER Common Stock for which Mr. Trump’s limited partnership interests in TER Holdings may be exchanged, and generally votes on all matters with the TER Common Stock as a single class. The Class B Common Stock is redeemable at par to the extent that Mr. Trump exchanges his limited partnership interests in TER Holdings for TER Common Stock and is not entitled to receive any dividends.

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

(3)	Trump Marina Assets Held for Sale and Discontinued Operations

On May 28, 2008, Trump Marina Associates, LLC (“Seller”) entered into an Asset Purchase Agreement (the “Marina Agreement”) to sell Trump Marina (the “Property”) to Coastal Marina, LLC (“Buyer”), an affiliate of Coastal Development, LLC (“Coastal”). Pursuant to the Marina Agreement, (1) at the closing, Buyer will acquire substantially all of the assets of, and will assume certain liabilities related to, the business conducted at the Property and (2) at and subject to such closing, unrelated existing litigation between the Company and Coastal (see Note 12) is to be settled. Upon entering into the Marina Agreement, Buyer placed into escrow a $15,000 deposit toward the purchase price (the “Original Marina Deposit”).

On October 28, 2008, the parties entered into an amendment to the Marina Agreement (the “Marina Amendment”) to modify certain terms and conditions of the Marina Agreement. Pursuant to the Marina Amendment the parties have waived the October 28, 2008 deadline for Buyer to provide commitment letters to Seller for the financing of the acquisition of the Property. In addition, the parties have agreed to amend certain provisions of the Marina Agreement, including, but not limited to the following: (1) the aggregate purchase price payable for the Property has been decreased from $316,000 to $270,000; (2) any potential reduction to the purchase price based on the EBITDA of the business conducted at the Property for the twelve month period last completed prior to the closing date of the transaction has been eliminated, however, the purchase price remains subject to a working capital adjustment; (3) Seller may terminate the Marina Agreement if the transaction does not close by May 28, 2009, unless such date is extended by no more than 60 days to obtain regulatory approval and all other closing conditions have been met; and (4) the Original Marina Deposit held in escrow, together with any interest earned thereon, will be released to Seller immediately and an additional $2,000 deposit has been placed in escrow, for a total deposit towards the purchase price of $17,000.

The closing is expected to occur in May 2009 and is subject to the satisfaction of certain conditions, including receipt of approvals from New Jersey governmental authorities. The Marina Amendment provides that, subject to certain exceptions, the Company’s recourse against the Buyer if the transaction fails to close will be limited to the amount of the Buyer’s deposit.

Assets held for sale and liabilities related to assets held for sale pertaining to Trump Marina at September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008	December 31, 2007
Assets held for sale:
Cash and cash equivalents	$6,346	$16,426
Property and equipment, net	225,886	273,472
Other assets	3,036	5,137

Total assets held for sale	$235,268	$295,035

Liabilities related to assets held for sale:
Accrued expenses	$3,092	$3,545
Deposits and other	1,285	1,449

Total liabilities related to assets held for sale	$4,377	$4,994

The operating results of Trump Marina are presented as discontinued operations for all periods presented. Net revenues for Trump Marina were $53,802 and $157,828 for the three and nine months ended September 30, 2008, respectively, and $64,548 and $176,289 for the three and nine months ended September 30, 2007, respectively. In connection with the Marina Amendment, an estimated loss on disposal of $45,000 was recognized to reflect the assets held for sell at their fair value less costs to sell. The loss on disposal is included in Trump Marina’s loss from discontinued operations before income taxes and minority interest. In addition, loss from discontinued operations before income taxes and minority interest during the nine months ended September 30, 2008 includes (1) an intangible asset impairment charge totaling $18,647 relating to trademarks of Trump Marina, (2) a goodwill impairment charge of $2,296 and (3) $5,393 of fees incurred in connection with the transaction, principally fees incurred to amend the 2007 Credit Facility (as defined in Note 6 below). The intangible asset and goodwill impairment charges resulted from an interim impairment test performed in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The intangible asset impairment charge relating to trademarks of Trump Marina resulted in an income tax benefit of $6,221 during the nine months ended September 30, 2008 which reflects the impact of a reduction in our net deferred tax liabilities.

In connection with the Marina Agreement, the valuation allowance relating to pre-reorganization deferred tax assets decreased by $26,455 resulting in a $19,319 reduction to goodwill, a $1,379 reduction to intangible assets and a $4,404 increase to additional paid in capital, net of minority interest of $1,353.

(4)	The Chairman Tower at Trump Taj Mahal

On August 30, 2008, Trump Taj Mahal debuted a portion of its new, 782-room, hotel tower, The Chairman Tower. Approximately 300 rooms were available for occupancy through September 30, 2008. In early October 2008, an additional 120 rooms became available for occupancy. The Company expects to have the entire Chairman Tower available for occupancy by December 31, 2008.

(5)	Intangible Assets and Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and other indefinite-lived intangible assets are not amortized, but are subject to impairment tests at least annually. SFAS 142 requires that impairment tests be performed more frequently than annually if events or circumstances indicate that the value of goodwill or indefinite-lived intangible assets might be impaired. Due to the current market conditions in which we operate, the decline in the market price of our common stock and other factors, we performed an interim goodwill and other intangible asset impairment test as of September 30, 2008. With the assistance of an independent valuation firm, we used a discounted cash flow methodology in our determination of the estimated fair value of our reporting units with goodwill. Our estimated future cash flows assumed under the discounted cash flow approach were negatively impacted by the effects of regional competition, a general weakening of the economy, rising fuel costs and the partial smoking ban in Atlantic City.

Based upon the results of our impairment testing, we determined that goodwill relating to Trump Taj Mahal and TER and trademarks relating to Trump Taj Mahal were impaired. As a result, we recognized goodwill impairment charges totaling $122,246, of which $76,144 related to Trump Taj Mahal and $46,102 related to TER and other intangible asset impairment charges of $7,527 related to Trump Taj Mahal trademarks.

The impairment test procedures performed in accordance with SFAS 142 require management to make comprehensive estimates of the future cash flows of our reporting units. Due to uncertainties associated with such estimates, actual results could differ from such estimates. A continuation of the previously mentioned conditions may result in the determination that some or all of our remaining intangible assets have become impaired, which could result in additional impairment charges.

A rollforward of goodwill for the period from December 31, 2007 to September 30, 2008 is as follows:

	TER	TER Holdings
Balance, December 31, 2007	$145,216	$76,362
Reduction in valuation allowance relating to pre-reorganization deferred tax assets	(20,674)	(218)
Goodwill impairment charge related to discontinued operations	(2,296)	—
Goodwill impairment charge related to continuing operations	(122,246)	(76,144)

Balance, September 30, 2008	$—	$—

(6)	Long-Term Debt

Long-term debt consists of the following:

	September 30, 2008	December 31, 2007
Long-term debt:
Senior Secured Credit Facility:
Term Loan, matures December 21, 2012, interest and principal payments due quarterly at LIBOR plus 3.2% (6.2% at September 30, 2008)	$464,989	$393,250
Senior Secured Notes, due June 1, 2015, interest payable semi-annually at 8.5%, interest payments due June 1 and December 1	1,248,969	1,248,969
Other:
Capitalized lease obligations, payments due at various dates from 2008 through 2028, secured by slot and other equipment, interest at 4.3% to 12.0%	6,228	1,555

Total long-term debt	1,720,186	1,643,774
Less: current maturities	(4,939)	(5,481)

Long-term debt, net of current maturities	$1,715,247	$1,638,293

Senior Secured Credit Facility - On December 21, 2007, TER and TER Holdings entered into an agreement for a $493,250 senior secured credit facility (the “2007 Credit Facility”). Under the 2007 Credit Facility, TER Holdings borrowed $393,250 which was to be used to (i) refinance all amounts outstanding under its Credit Agreement dated May 20, 2005 (the “2005 Credit Facility”), (ii) pay fees and expenses incurred in connection with the 2007 Credit Facility and the refinancing of the 2005 Credit Facility, (iii) fund construction of the new hotel tower at Trump Taj Mahal, and (iv) provide financing for working capital, capital expenditures and other general corporate purposes.

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

In connection with the Marina Amendment, TER Holdings entered into an amendment, dated October 28, 2008, to the 2007 Credit Facility whereby the 2007 Credit Facility lenders consented to the Marina Amendment and the Company agreed to pay an extension fee if the closing of the transaction is extended beyond May 2009.

During 2008, TER Holdings borrowed $75,000 under the 2007 Credit Facility which is being used principally to fund capital expenditures associated with construction of the Chairman Tower. As of September 30, 2008, there was $25,000 available under the 2007 Credit Facility, subject to the satisfaction of certain standard conditions. To the extent the remaining amount available under the 2007 Credit Facility has not been drawn by TER Holdings by December 21, 2008, the lenders will have the option to direct that such amount be funded to TER Holdings. We expect to utilize the remaining availability under the 2007 Credit Facility during 2008 to fund operating and debt service obligations and capital expenditures, including the completion of the new hotel tower at the Taj Mahal. The 2007 Credit Facility matures on December 21, 2012 and must be repaid during the final year of such loans in equal quarterly amounts, subject to amortization of approximately 1.0% per year prior to the final year.

Borrowings under the 2007 Credit Facility are secured by a first priority security interest in substantially all of the assets of TER Holdings and it subsidiaries. TER Holdings’ obligations under the 2007 Credit Facility are guaranteed by TER and certain of its direct and indirect subsidiaries. We and our subsidiaries are subject to a number of affirmative and negative covenants. The 2007 Credit Facility restricts our ability to make certain distributions or pay dividends. At September 30, 2008, we were in compliance with the covenants.

Senior Secured Notes - On May 20, 2005, TER Holdings and its wholly-owned finance subsidiary, Trump Entertainment Resorts Funding, Inc. (“TER Funding”) issued $1,250,000 of Senior Secured Notes due June 1, 2015 (“Senior Notes”). The Senior Notes were used to pay distributions under the Second Amended and Restated Joint Plan of Reorganization, dated as of March 30, 2005, as amended (the “Plan”). The Senior Notes bear interest at 8.5% per annum. $1,031 of the Senior Secured Notes were returned to us under the terms of the Plan and retired.

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

(7)	Earnings Per Share

The computations of basic and diluted net (loss) income per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2008	2007	2008	2007
Numerator for basic earnings per share:
(Loss) income from continuing operations	$(110,791)	$2,084	$(145,344)	$(25,620)
(Loss) income from discontinued operations	(28,352)	4,542	(42,268)	10,659

Net (loss) income	$(139,143)	$6,626	$(187,612)	$(14,961)

Numerator for diluted earnings per share:
(Loss) income from continuing operations	$(110,791)	$2,084	$(145,344)	$(25,620)
Addback: Minority interest to reflect dilution of exchangeable limited partnership interest	—	637	—	—

(Loss) income from continuing operations for diluted earnings per share calculation	(110,791)	2,721	(145,344)	(25,620)

(Loss) income from discontinued operations	(28,352)	4,542	(42,268)	10,659
Addback: Minority interest to reflect dilution of exchangeable limited partnership interest	—	1,395	—	—

(Loss) income from discontinued operations for diluted earnings per share calculation	(28,352)	5,937	(42,268)	10,659

Net (loss) income	$(139,143)	$8,658	$(187,612)	$(14,961)

Denominator:
Denominator for basic earnings per share - Weighted average shares outstanding	31,720,954	31,099,905	31,659,942	31,084,501
Effect of dilutive securities:
Exchangeable limited partnership interests	—	9,377,484	—	—

Denominator for diluted earnings per share - Adjusted weighted average shares outstanding	31,720,954	40,477,389	31,659,942	31,084,501

Basic and diluted net loss per share:
(Loss) income from continuing operations	$(3.49)	$0.07	$(4.59)	$(0.82)
(Loss) income from discontinued operations	(0.90)	0.14	(1.34)	0.34

Net (loss) income	$(4.39)	$0.21	$(5.93)	$(0.48)

During periods reflecting net income, minority interest recorded in the statement of operations is added to our income from continuing operations and our discontinued operations to calculate diluted earnings per share as the Class B Common Stock becomes dilutive. During periods reflecting a net loss, the Class B Common Stock is anti-dilutive.

For the three and nine months ended September 30, 2008 and 2007, potentially dilutive common shares excluded from the computation of diluted net (loss) income per share due to anti-dilution are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Exchangeable limited partnership interest	9,377,484	—	9,377,484	9,377,484
Ten year warrants	1,446,706	1,446,706	1,446,706	1,446,706
Employee stock options	300,000	300,000	300,000	300,000

Total	11,124,190	1,746,706	11,124,190	11,124,190

(8)	Stock-based Compensation Plans

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

In accordance with the revised provisions of SFAS No. 123, “Share Based Payment” (“FAS 123R”), we recorded compensation expense, net of forfeitures for our stock option and restricted stock awards of $707 and $2,248 for the three and nine months ended September 30, 2008, respectively, and $858 and $2,901 for the three and nine months ended September 30, 2007, respectively. Such expense is included in general and administrative expenses.

Restricted Stock – At September 30, 2008, there were 736,747 shares of nonvested restricted stock issued and outstanding. The remaining unrecognized compensation expense for nonvested restricted stock to be recognized over the remaining contractual life was $1,879. The weighted-average remaining contractual life of outstanding restricted stock grants at September 30, 2008 was approximately one year.

There were 702,253 restricted shares issued and 52,398 restricted shares forfeited during the nine months ended September 30, 2008.

Stock Options – At September 30, 2008, there were 300,000 stock options outstanding of which 100,000 are fully vested and 200,000 which vest in equal increments on July 31, 2009 and 2010. At September 30, 2008, the remaining unrecognized compensation expense for nonvested stock options to be recognized over the remaining contractual life was $526.

(9)	Income Taxes

Our income tax (benefit) provision attributable to continuing operations and discontinued operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Continuing operations	$(2,295)	$—	$(2,295)	$200
Discontinued operations	(2,070)	—	(8,291)	—

	(4,365)	—	(10,586)	200

Our income tax provision attributable to continuing operations for the three and nine months ended September 30, 2008 was a deferred tax benefit of $2,295. Our income tax provision attributable to continuing operations for the nine months ended September 30, 2007 was a non-cash charge in lieu of taxes of $200 which represents the utilization of pre-reorganization tax benefits that are reflected as a reduction to goodwill.

At September 30, 2008, we had unrecognized tax benefits of approximately $32,200 (including interest) of which $7,100 would affect our effective tax rate, if recognized. It is reasonably possible that certain unrecognized tax benefits related to income tax examinations totaling $8,248 could be settled during the next twelve months.

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties as a component of income tax expense. During the nine months ended September 30, 2008 and 2007, we recognized $2,062 and $1,456, respectively, in potential interest associated with uncertain tax positions. In addition, for the nine months ended September 30, 2008, we reduced interest expense by $2,179 to reflect the reversal of accrued interest related to the reduction of certain unrecognized tax benefits. At September 30, 2008, we had $8,326 accrued for the payment of interest on uncertain tax positions. To the extent interest is not assessed with respect to uncertain tax positions of the Reorganized Company, amounts accrued will be reduced and reflected as a reduction of interest expense. To the extent interest is not assessed with respect to uncertain tax positions of the Predecessor Company, amounts accrued prior to the reorganization date will be reduced and the impact will reduce goodwill and intangible assets if available, and any remaining amount would be reflected as a reduction of interest expense in accordance with Emerging Issues Task Force Issue 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination” (“EITF 93-7”).

Federal and State Income Tax Audits

Tax years 2005 through 2007 remain subject to examination by the federal tax authority. Tax years 1995 through 2007 remain subject to examination by state tax jurisdictions.

At September 30, 2008, we have accrued $850 to reflect the expected federal tax liability (including interest) for the period from January 1, 2005 through December 21, 2005, the date of the sale of our former subsidiary, Trump Indiana, Inc. to Majestic Star Casino, LLC (“Majestic Star”), resulting from agreed upon Internal Revenue Service (“IRS”) audit adjustments for 1996 through 2004. Additionally, we have accrued a liability of $547 related to the impact on state income taxes (including interest) resulting from agreed upon IRS audit adjustments for 1996 through December 21, 2005. In accordance with the terms of our Stock Purchase Agreement with Majestic Star, TER Holdings has retained the liability for expected federal and state income taxes (including interest) related to Trump Indiana for the tax years 1995 through December 21, 2005. During the three months ended September 30, 2008, we reduced our tax liability by $5,386 (including interest), resulting from settlement discussions with the State of Indiana.

From 2002 through 2006, state income taxes for our New Jersey operations were computed under the alternative minimum assessment method. We have asserted our position that New Jersey partnerships were exempt from these taxes and, as such, have not remitted payments of the amounts provided. The New Jersey Division of Taxation has issued an assessment to collect the unpaid taxes for the tax years 2002 and 2003. At September 30, 2008, we have accrued $27,986 for taxes and interest relating to this alternative minimum tax assessment for 2002 and 2003, as well as the open years 2004 through 2006. We are currently in discussions with the New Jersey Division of Taxation regarding settlement of these assessments.

Tax Distributions

TER Holdings’ partnership agreement requires distributions to its partners, TER and Mr. Trump, sufficient in amount to cover all federal, state and local income taxes incident to their ownership of TER Holdings, including special allocations of income, gains, losses, deductions and credits. TER Holdings made distributions of $680 and $440 during the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, TER Holdings recorded distributions payable of $340. In addition, the partnership agreement contains an indemnification clause which may result in additional payments to Mr. Trump upon the disposition of the Trump Taj Mahal Casino Resort property, Trump Plaza Hotel and Casino property or Trump Marina Hotel Casino property. The amount of these indemnification payments would be sufficient in amount to cover the impact of the disposition on Mr. Trump’s federal, state and local income tax positions up to $100,000 and would only be due if Mr. Trump does not consent to the transaction.

(10)	TrumpONE Unified Player’s Program

In June 2007, we implemented the TrumpONE unified player’s program (“TrumpONE”), our company-wide customer loyalty program. Under TrumpONE, our customers are able to accumulate complimentary dollars (“comp dollars”) based upon their slot machine and table games play which may be redeemed at their discretion for complimentary food, beverage and retail items. Unredeemed comp dollars are subject to the terms of the TrumpONE program, including forfeiture based upon the lapsing of time. We record the cost of comp dollars as a gaming expense when earned by our customers. The retail value of the complimentary food, beverage and other retail items is recorded as revenue with an offset to promotional allowances at the time our customers redeem comp dollars. During June 2007, we accrued $4,261 of gaming expense to record the initial comp dollar liability, including consideration of estimated forfeitures. As of September 30, 2008, we had $2,946 accrued for the estimated cost of the outstanding comp dollar liability.

In addition to comp dollars, our customers have the ability to earn points based on slot machine or table games play that are redeemable in cash (“cash-back points”). We historically have accrued the cost of cash-back points, after consideration of estimated forfeitures, as they are earned. The cost is recorded in promotional allowances.

Customers may also receive discretionary complimentary rooms, food and beverage and other services which are expensed as incurred.

(11)	Commitments and Contingencies

Casino Reinvestment Development Authority Obligations – Pursuant to the provisions of the Casino Control Act, we must either obtain investment tax credits, as defined in the Casino Control Act, in an amount equivalent to 1.25% of our gross casino revenues, as defined in the Casino Control Act, or pay an alternative tax of 2.5% of our gross casino revenues. Investment tax credits may be obtained by making qualified investments, as defined in the Casino Control Act, or by depositing funds which may be converted to bonds by the Casino Reinvestment Development Authority (“CRDA”), both of which bear interest at two-thirds of market rates resulting in a fair value lower than cost. Certain of our subsidiaries are required to make quarterly deposits with the CRDA to satisfy their investment obligations. During the three and nine months ended September 30, 2008 and 2007, we recognized expense within our continuing operations of $854 and $2,428 and $902 and $2,387, respectively, to give effect to the below market interest rates associated with CRDA deposits and bonds. In addition, during the three and nine months ended September 30, 2008, due to the receipt of grant proceeds which were funded by certain of our CRDA deposits, we recognized $1,250 of income within our continuing operations representing the reversal of previously recognized expense.

NJSEA Subsidy Agreement – In April 2004, the casinos located in Atlantic City (“Casinos”), including our Atlantic City casinos, executed an agreement (“2004 NJSEA Subsidy Agreement”) with the New Jersey Sports and Exposition Authority (“NJSEA”) and the CRDA. The 2004 NJSEA Subsidy Agreement provides that the Casinos, on a pro rata basis according to their gross revenues, shall pay in cash and donate from the regular payment of their CRDA obligations a total of $86,000 in four annual installments in October of each of 2004 through 2007 to the NJSEA. It required that the funds be used by the NJSEA through December 31, 2008 to enhance purses, fund breeders’ awards and establish account wagering at New Jersey horse racing tracks. Our portion of this industry obligation was approximately 23%.

The 2004 NJSEA Subsidy Agreement further provided for a moratorium until January 2009 on the conduct of casino gaming at any New Jersey racetrack and conditioned the donation of the CRDA funds upon the enactment and funding of the Casino Expansion Fund Act which made funds available, on a pro rata basis, to each of the Casinos for investment in eligible projects in Atlantic City approved by the CRDA. In September 2006, the CRDA approved the new hotel tower presently under construction at the Trump Taj Mahal as an eligible project and, pursuant to October 2006 agreements, authorized grants to our Atlantic City casinos in aggregate amounts of approximately $13,800 from the Atlantic City Expansion Fund and $1,575 from a separate Casino Capital Construction Fund, both administered by the CRDA. During 2008, we received $4,233 of grant proceeds from the Atlantic City Expansion Fund and $677 of grant proceeds from the Casino Capital Construction Fund.

The New Jersey Legislature amended the Casino Control Act, effective April 18, 2008, to permit the Casinos to deduct the amount of certain promotional gaming credits wagered at their slot machines in calculating the tax on gross gaming revenue. The amendment became operative upon the August 14, 2008 certification by the Chair of the New Jersey Casino Control Commission (“NJCCC”) to the State Treasurer that the Casinos and Casino Association of New Jersey (“CANJ”) had executed a new subsidy agreement with NJSEA for the benefit of the horse racing industry for $30,000 annually for a three-year period (“2008 NJSEA Subsidy Agreement”). In addition, the NJCCC adopted regulations effective September 22, 2008 which establish procedures by which the Casinos may implement the promotional gaming credit tax deduction.

The 2008 NJSEA Subsidy Agreement provides that the Casinos will pay the NJSEA $90,000 to be used solely for purse enhancements, breeder’s purses and expenses to establish off-track wagering facilities which it incurs through 2011. The payments will be made in eleven installments from September 29, 2008 through November 15, 2011 and will total $22,500 in 2008, $30,000 in each of 2009 and 2010 and $7,500 in 2011. Each Casino will pay a share equal to a percentage representing the gross gaming revenue it reported for the prior calendar year compared to that reported by all Casinos for that year. Our portion of this industry obligation for 2008 is approximately 21%.

The 2008 NJSEA Subsidy Agreement also provides that the NJSEA, all other entities which receive any portion of the payments and affiliates of either shall not operate, conduct, maintain or permit any casino gaming, including video lottery gaming, in any New Jersey location other than Atlantic City prior to 2012 and that the Casinos may bring an action in New Jersey Superior Court against any entity that does so to enforce this prohibition by specific performance.

The 2008 NJSEA Subsidy Agreement further provides that if, prior to 2011, a statewide public question to authorize casino gaming at any New Jersey location other than Atlantic City is approved by the New Jersey Legislature or if, prior to 2012, any such statewide public question is approved by New Jersey voters or any New Jersey legislation is enacted or other New Jersey governmental action is taken authorizing such gaming or any such gaming is actually operated, conducted or maintained, then the Casinos shall make no further payments to NJSEA and, in certain circumstances, NJSEA shall return some or all of the payments it previously received from the Casinos.

The 2008 NJSEA Subsidy Agreement acknowledges the publicly announced intention of the Governor to, by executive order, create a commission to study and report its recommendations for the long term stability of the horse racing industry to the Governor and the Legislature on or about July 1, 2010 and provides that the Casinos, CANJ and NJSEA will work and cooperate in good faith with any such commission and that the NJSEA shall not support legislation for casino gaming in any New Jersey location other than Atlantic City prior to the commission’s delivery of its report to the Governor and the Legislature.

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

(12)	Legal Proceedings

Chapter 11 Cases - Although we have emerged from bankruptcy, we still are in the process of resolving various claims and other litigation in connection with the Plan, which may continue for the foreseeable future.

On July 18, 2005, the Bankruptcy Court considered a motion brought by a certain group of persons alleging that they had held shares of our Predecessor Company’s common stock on the record date for distributions under the Plan (and who subsequently sold their shares prior to the distribution date) but did not receive any distributions under the Plan, which they believe were wrongly made to the beneficial holders of our Predecessors Company’s common stock on the distribution date. The movants had sought an order compelling us to make distributions to them under the Plan. After additional briefing and a court hearing with respect to the issue on October 8, 2005, the Bankruptcy Court denied the movants’ motion on February 17, 2006. The movants filed an appeal from the judgment entered in the Bankruptcy Court in favor of the Predecessor Company. The movants appealed this motion to the United States District Court for the district of New Jersey. During April 2007, the United States District Court reversed the Bankruptcy Court’s denial and remanded the case back to the Bankruptcy Court for further consideration. In May 2007, we filed a notice of appeal to the United States Court of Appeals for the Third Circuit. By order dated November 5, 2008, the Court of Appeals affirmed the District Court’s order.

Power Plant Litigation - On December 30, 2004, TER Development Company, LLC (“TER Development”) filed a complaint against Richard T. Fields, Coastal Development, LLC, Power Plant Entertainment, LLC, Native American Development, LLC, Joseph S. Weinberg and The Cordish Company (collectively, the “Power Plant Group”) in the Circuit Court of the 17th Judicial District for Broward County, Florida, in which TER Development alleged that Power Plant Entertainment, LLC improperly obtained certain agreements with the Seminole Tribe of Florida for the development of gaming facilities in Hollywood and Tampa, Florida. TER Development has asserted claims for fraud, breach of fiduciary duty, conspiracy, violation of the Florida Deceptive and Unfair Trade Practices Act and interference with prospective business relationship as a result of the Power Plant Group’s actions. On April 17, 2008, the trial court ruled on the defendants’ numerous motions for summary judgment. The court denied the defendants’ motions as to TER Development’s claims against all defendants for fraud and conspiracy and as to TER Development’s claim against Richard T. Fields and Coastal Development, LLC under the Florida Deceptive and Unfair Trade Practices Act. The trial court granted the defendants’ motions for summary judgment as to TER Development’s claims for breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, interference with prospective business relationship and the claims under the Florida Deceptive and Unfair Trade Practices Act as to the Power Plant Group. The defendants seek no relief against TER Development other than claims for attorney’s fees and costs in the event that they prevail at trial.

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

(13)	Recently Issued Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption of the standard is prohibited. FAS 142-3 is effective for our fiscal year beginning January 1, 2009. We are currently evaluating the impact of FAS 142-3, but do not believe that the adoption of the standard will have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosures relating to: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 becomes effective for our fiscal year beginning January 1, 2009. We do not expect the adoption of SFAS 161 to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported including the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for our fiscal year beginning January 1, 2009. Earlier adoption is prohibited. We are currently evaluating the effect that the adoption of SFAS 160 will have on our consolidated financial statements, including the presentation of minority interests in our consolidated financial statements.

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

Forward-Looking Statements

This report contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct and there can be no assurance that the forward-looking statements contained in this report, including with respect to the sale of Trump Marina, will be realized. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report.

For a more complete description of the risks that may affect our business, see our Annual Report on Form 10-K for the year ended December 31, 2007.

Overview

We own and operate the Trump Taj Mahal Casino Resort, Trump Plaza Hotel and Casino and the Trump Marina Hotel Casino in Atlantic City, New Jersey.

On May 28, 2008, Trump Marina Associates, LLC entered into an Asset Purchase Agreement (the “Marina Agreement”) to sell the Trump Marina Hotel Casino to Coastal Marina, LLC, an affiliate of Coastal Development, LLC. On October 28, 2008, the parties entered into an amendment to the Marina Agreement (the “Marina Amendment”) to modify certain terms and conditions of the Marina Agreement. The closing is expected to occur in May 2009 and is subject to the satisfaction of certain conditions, including receipt of approvals from New Jersey governmental authorities. Our condensed consolidated financial statements reflect the results of Trump Marina as discontinued operations. All prior periods presented have been reclassified to conform to the current period classification.

Our operating results during 2008 have been affected by various factors including competition in adjoining states, a general weakening of the economy, rising fuel costs and smoking restrictions under state and local legislation. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with and give consideration to the following:

For the quarter ended September 30, 2008, gross gaming revenues in the Atlantic City market (as reported to the New Jersey Casino Control Commission (the “CCC”)) decreased 6.7% overall, while slot revenues decreased 8.4% compared to the quarter ended September 30, 2007. For the quarter ended September 30, 2008, we experienced an 11.4% decrease in overall gross gaming revenue and a 13.8% decrease in slot revenue at our three properties compared to the prior-year period.

For the nine months ended September 30, 2008, gross gaming revenues in the Atlantic City market (as reported to the CCC) decreased 6.3% overall, while slot revenues decreased 8.1% compared to the first nine months of 2007. During the nine months ended September 30, 2008, we experienced a 7.2% decrease in overall gross gaming revenue and an 8.0% decrease in slot revenue at our three properties compared to the prior-year period.

Smoking Restrictions - On April 15, 2007, an ordinance in Atlantic City became effective which extended smoking restrictions under the New Jersey Smoke-Free Air Act. The Atlantic City ordinance mandated that casinos restrict smoking to designated areas of up to 25% of the casino floor.

During April 2008, Atlantic City’s City Council unanimously approved an amendment to the Atlantic City ordinance which bans smoking entirely on all casino gaming floors and casino simulcasting areas, but allows smoking in separately exhausted, non-gaming, smoking lounges. The amendment to the ordinance became effective on October 15, 2008 however, on October 27, 2008, Atlantic City’s City Council voted to postpone the full smoking ban for at least one year due to, among other things, the weakened economy and increased competition in adjoining states. The postponement of the full smoking ban will go into effect on November 16, 2008.

While we are unable to quantify the impact of the smoking restrictions, we believe these smoking restrictions have negatively impacted our gaming revenues and income from operations as our competition in adjacent states continues to permit smoking. Although we constructed a smoking lounge on the casino floor at each of our properties as permitted by the ordinance, we believe our gaming revenues and income from operations were negatively affected by the full smoking ban and that a future complete ban on smoking in casino and casino simulcasting areas could further adversely affect our results.

Impairment Charges – We review our goodwill and other intangible assets for impairment annually, or more frequently if events or circumstances indicate that the value of goodwill or other intangible assets might be impaired. As a result of the negative effects of the aforementioned factors on our operating results, we performed interim goodwill and other intangible asset impairment testing. During the three and nine months ended September 30, 2008, we recognized goodwill and other intangible asset impairment charges related to our continuing operations totaling $129.8 million, of which $83.7 million related to Trump Taj Mahal and $46.1 million related to TER.

Real Property Revaluation – During the three months ended September 30, 2008, as a result of Atlantic City’s first overall real property revaluation since 1978, we recorded a reduction in real estate tax expense totaling $4.1 million due to an overall decline in the tax rate applied to the assessed value of each of our properties.

TrumpONE - In June 2007, we implemented TrumpONE, our new, company-wide customer loyalty program. Under the TrumpONE program, our customers are able to accumulate comp dollars based upon their slot machine and table games play which may be redeemed at their discretion for complimentary food, beverage and retail items. During June 2007, we recognized $4.3 million of gaming expense to record the initial comp dollar liability, including consideration of estimated forfeitures.

Analysis of Results of Operations

Our primary business activities are conducted by Trump Taj Mahal, Trump Plaza and Trump Marina.

The following tables include selected data of our casino properties (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Gaming revenues
Trump Taj Mahal	$130.2	$145.8	$360.1	$389.7
Trump Plaza	71.2	78.9	204.2	211.3

Total	$201.4	$224.7	$564.3	$601.0

Net revenues
Trump Taj Mahal	$125.9	$139.7	$352.9	$377.3
Trump Plaza	72.4	76.9	200.6	206.0

Total	$198.3	$216.6	$553.5	$583.3

Income (loss) from operations
Trump Taj Mahal	$(61.8)	$28.8	$(35.8)	$66.0
Trump Plaza	10.8	11.8	14.8	17.2
Corporate and other	(51.2)	(6.2)	(63.9)	(24.0)

Total	$(102.2)	$34.4	$(84.9)	$59.2

Depreciation and amortization
Trump Taj Mahal	$9.2	$8.2	$26.6	$22.3
Trump Plaza	4.7	5.1	14.5	14.6
Corporate and other	0.2	0.1	0.5	0.4

Total	$14.1	$13.4	$41.6	$37.3

Goodwill and other intangible asset impairment charges
Trump Taj Mahal	$83.7	$—	$83.7	$—
Trump Plaza	—	—	—	—
Corporate and other	46.1	—	46.1	—

Total	$129.8	$—	$129.8	$—

Discontinued operations - Trump Marina
Gaming revenues	$52.9	$65.6	$160.2	$182.6
Net revenues	53.8	64.5	157.8	176.3
Depreciation and amortization	—	4.3	6.4	12.0
Goodwill and other asset impairment charges	45.0	—	65.9	—
(Loss) income from discontinued operations	(29.7)	4.5	(43.6)	10.7

Comparison of Three-Month Periods Ended September 30, 2008 and 2007.

Each of our properties’ operating results were as follows:

Trump Taj Mahal – Net revenues decreased $13.8 million principally due to a $15.6 million decrease in gaming revenues and a $0.8 million decrease in cash entertainment revenue partially offset by a $1.5 million decrease in gaming complimentaries and a $0.9 million increase in cash rooms, food and beverage revenue. The decrease in gaming revenues was primarily due to a $12.6 million decrease in slot revenue as volumes were nearly 18% lower and a $3.1 million decrease in table games and other gaming revenue. Although table game play increased nearly 2%, a lower table hold percentage resulted in the decrease in table games revenue. The decrease in entertainment revenues was mainly due to banner events offered during 2007. The partial opening of the Chairman Tower during the 2008 Labor Day weekend contributed to the increase in rooms revenue.

Before consideration of $83.7 million of goodwill and other intangible asset impairment charges, income from operations decreased $6.9 million as the decrease in net revenues was partially offset by a $6.9 million decrease in operating costs and expenses. Total operating costs and expenses decreased principally due to: a $2.2 million decrease in marketing and entertainment costs; a $2.0 million decrease in gaming taxes and fees due to lower gaming revenues; a $1.3 million decrease in general and administrative expenses; a $1.1 million decrease in property tax expense due to the real estate revaluation completed by the City of Atlantic City during 2008; a $0.8 million decrease in promotional expenses, primarily costs associated with the TrumpOne program; and a $0.7 million decrease in insurance expenses. These decreases were partially offset by a $1.1 million increase in advertising expenses and a $1.0 million increase in depreciation expense due to the significant retheming projects completed during 2007, the partial opening of the Chairman Tower during 2008 and new slot machine inventory on the casino floor.

Trump Plaza – Net revenues decreased $4.5 million principally due to a $7.7 million decrease in gaming revenues and a $0.7 million decrease in entertainment revenues partially offset by a $3.9 million decrease in promotional allowances. The lower gaming revenues reflect an $8.4 million decrease in slot revenue and a $0.7 million increase in table games revenue. The decrease in promotional allowances reflects the impact of lower gaming activity.

Income from operations decreased $1.0 million as the $4.5 million decrease in net revenues was partially offset by a $3.5 million decrease in operating expenses. The decline in operating expenses was primarily attributable to: a $1.8 million decrease in property taxes resulting from Atlantic City’s real estate revaluation, a $1.3 million reversal of provisions related to CRDA investments due to the receipt of grant proceeds from the Atlantic City Expansion Fund, which were funded by certain of our CRDA deposits and a $1.1 million decrease in gaming taxes and fees principally due to lower gaming revenues. These decreases were partially offset by a $0.8 million increase in payroll and related costs.

Corporate and Other – Corporate and other expenses before a goodwill impairment charge of $46.1 million decreased $1.1 million principally due to decreases in legal fees, stock-based compensation expense and payroll and related costs.

Our other overall costs were as follows:

Interest Income – Interest income was $0.7 million during quarter ended September 30, 2008 compared to $2.1 million during the quarter ended September 30, 2007 due to lower average invested cash and cash equivalents.

Interest Expense – Interest expense decreased $1.6 million to $32.1 million during the quarter ended September 30, 2008. Interest expense associated with increased borrowings under the 2007 Credit Facility was more than offset by the reversal of $2.2 million of accrued interest due to the reduction of certain income tax liabilities related to Trump Indiana. In addition, capitalized interest principally associated with the construction of the Chairman Tower, the new hotel tower under construction at the Taj Mahal, increased $0.5 million to $1.6 million compared to the three months ended September 30, 2007.

Provision for Income Taxes – The provision for income taxes related to our continuing operations for the three months ended September 30, 2008 includes a deferred tax benefit of $2.3 million. There was no provision for income taxes related to our continuing operations for the three months ended September 30, 2007.

Trump Marina Discontinued Operations – Loss from discontinued operations before minority interest during the three months ended September 30, 2008 includes a $45.0 million estimated loss on disposal reflecting the revised definitive purchase price in connection with the Marina Amendment. Net revenues during the three months ended September 30, 2008 decreased $10.7 million, principally due to a $12.7 million decline in gaming revenues. The lower net revenues were offset by decreases in operating expenses including (i) a $4.3 million reduction in depreciation and amortization expense as Trump Marina’s assets are no longer depreciated in accordance with SFAS 144 and (ii) reductions in other operating costs and expenses including promotional and advertising expenses, payroll and related costs and gaming taxes.

Comparison of Nine-Month Periods Ended September 30, 2008 and 2007.

Each of our properties’ operating results were as follows:

Trump Taj Mahal – Net revenues decreased $24.4 million due to a $29.6 million decrease in gaming revenues partially offset by a $3.3 million increase in cash rooms, food and beverage revenue and a $2.1 million decrease in gaming complimentaries. The decrease in gaming revenues was primarily due to a $17.5 million decrease in slot revenue mainly due to a 9% decline in volume and a $12.1 million decrease in table games and other gaming revenue. A significantly lower table hold percentage resulted in the decrease in table games revenue despite nearly a 2.0% increase in table game play.

Income from operations before non-cash intangible asset impairment charges of $83.7 million decreased $18.1 million due to the decrease in net revenues partially offset by a $6.3 million decrease in operating costs and expenses. The lower operating costs and expenses were principally due to: a $3.9 million decrease in promotional expenses, primarily due to the absence of TrumpOne implementation costs incurred during 2007; a $3.2 million decrease in gaming taxes and other regulatory fees; a $2.0 million decrease in payroll and related costs; a $1.7 million decrease in insurance costs; a $1.0 million decrease in property tax expense; and a $0.8 million decrease in general and administrative expenses. These decreases were partially offset by increases in: depreciation expense of $4.3 million, principally due to the significant projects completed during 2007, the partial opening of the Chairman Tower during 2008 and new slot machine inventory on the casino floor; electricity costs of $1.2 million; and advertising costs of $1.1 million.

Trump Plaza – Net revenues decreased $5.4 million due to a $7.1 million decrease in gaming revenues partially offset by a $1.9 million decrease in promotional allowances. The decrease in gaming revenues reflects an $8.8 million decrease in slot revenue partially offset by a $1.7 million increase in table games revenue. The lower promotional allowances reflect a decrease in promotional coin corresponding to the lower gaming revenues.

Income from operations decreased $2.4 million as the lower net revenues were partially offset by a $3.0 million decrease in operating expenses. The decrease in operating expenses was primarily attributable to: a $1.8 million decrease in property taxes resulting from Atlantic City’s real estate revaluation; a $1.4 million decrease in gaming taxes and fees; a $1.3 million reversal of provisions related to CRDA investments upon the receipt of grant proceeds from the Atlantic City Expansion Fund, which were funded by certain of our CRDA deposits; a $1.1 million decrease in promotional expenses primarily due to the absence of TrumpOne implementation costs incurred during 2007; and a $0.6 million decrease in insurance costs. These decreases were partially offset by a $1.7 million increase in payroll and related costs due to annual merit increases and higher medical and union benefits and a $1.5 million increase in utility costs.

Corporate and Other –Corporate and other expenses, before consideration of a goodwill impairment charge of $46.1 million, decreased $6.2 million to $17.8 million principally due to a $2.0 million decrease in payroll and related costs, a $1.6 million decrease in professional fees, primarily due to expenses incurred during 2007 in connection with our strategic review, a $1.5 million reduction in severance costs, a $0.7 million decrease in stock-based compensation expense and a $0.4 million decrease in other general and administrative expenses.

Our other overall costs were as follows:

Interest Income – Interest income was $3.4 million during the nine-month period ended September 30, 2008 compared to $4.9 million during the nine-month period ended September 30, 2007 due to lower balances of average invested cash and cash equivalents on hand during the period.

Interest Expense – Interest expense during the nine months ended September 30, 2008 was consistent with the prior year nine-month period as increased borrowings outstanding under the 2007 Credit Facility were offset by a $4.6 million increase in capitalized interest principally associated with the construction of the Chairman Tower at the Taj Mahal. Capitalized interest was $7.2 million and $2.6 million during the nine months ended September 30, 2008 and 2007, respectively. In addition, interest expense during the nine months ended September 30, 2008 reflects the reversal of $2.2 million of accrued interest due to the reduction of certain income tax liabilities related to Trump Indiana.

Provision for Income Taxes – The provision for income taxes related to our continuing operations for the nine months ended September 30, 2008 includes a deferred tax benefit of $2.3 million. The provision for income taxes related to our continuing operations for the nine months ended September 30, 2007 includes a non-cash charge in lieu of taxes of $0.2 million.

Trump Marina Discontinued Operations – Loss from discontinued operations before income taxes and minority interest during the nine months ended September 30, 2008 includes (i) a $45.0 million estimated loss on disposal reflecting the revised definitive purchase price in connection with the Marina Amendment, (ii) an $18.6 million intangible asset impairment charge relating to Trump Marina trademarks, (iii) $5.4 million of fees incurred in connection with the transaction, principally fees incurred to amend the 2007 Credit Facility and (iv) a goodwill impairment charge of $2.3 million. Net revenues during the nine months ended September 30, 2008 decreased principally due to a $22.4 million decline in gaming revenues. The lower net revenues were offset by a $5.6 million decrease in depreciation and amortization expense as Trump Marina’s assets are no longer depreciated in accordance with SFAS 144 and reductions in other operating costs and expenses including promotional and advertising expenses and gaming taxes.

We recorded a $6.2 million income tax benefit related to our discontinued operations during the nine months ended September 30, 2008 reflecting the impact of a reduction in our net deferred tax liabilities as a result of the intangible asset impairment charge relating to trademarks of Trump Marina.

Liquidity and Capital Resources

During the nine months ended September 30, 2008, our cash flows provided by operating activities were $22.1 million compared to $75.8 million during the nine months ended September 30, 2007. The decrease in cash flows from operations is principally a result of the decline in gaming revenues due to regional competition, the weakening economy, rising fuel costs and smoking restrictions.

Cash flows used in investing activities were $122.7 million during the nine months ended September 30, 2008 compared to $246.0 million during the nine months ended September 30, 2007. Investing activities during 2008 include capital expenditures of $152.5 million, of which $114.1 million related to the construction of the Chairman Tower. The decrease in restricted cash during 2008 reflects the use of proceeds from borrowings which were restricted for expenditures associated with the construction of the Chairman Tower. Capitalized interest was $7.2 million during the nine months ended September 30, 2008 compared to $2.6 million during the nine months ended September 30, 2007. Investing activities during 2007 include capital expenditures associated with construction of the Chairman Tower and renovation projects at our three properties.

During the nine months ended September 30, 2008, our cash flows provided by financing activities of $74.4 million consisted of $75.0 million in borrowings under our 2007 Credit Facility, repayments of $3.3 million of our outstanding term loan and $1.6 million of our capital lease obligations. In addition, we received grant proceeds from the CRDA totaling $4.9 million for qualifying expenditures to construct the Chairman Tower. Our financing activities during the nine months ended September 30, 2007 included borrowings of $147.4 million under the delayed draw term loan and $23.0 million under the revolving portion of our 2005 Credit Facility, repayments of $8.5 million of our capital lease obligations and $1.9 million of our outstanding term loans. We also paid $0.7 million and $0.4 million in partnership distributions to Mr. Trump during the nine-month periods ended September 30, 2008 and 2007, respectively.

At September 30, 2008, we had approximately $88.8 million in cash and cash equivalents. Our cash and cash equivalents do not include $6.3 million in cash included in Trump Marina’s assets held for sale and $2.8 million in restricted cash representing amounts used to secure outstanding letters of credit.

In order to increase the competitiveness of our casino properties, we have made significant capital expenditures to renovate, update and expand our casinos. Construction continues on the estimated $255 million, 782-room Chairman Tower and connecting structure to expand our existing facility at the Trump Taj Mahal. We opened sixteen floors of the tower – approximately 300 rooms – during the 2008 Labor Day weekend. During October 2008, we opened approximately 120 additional rooms. We expect the remainder of the Chairman Tower to become available in phases through the conclusion of 2008.

Our ability to meet our operating and debt service obligations depends on a number of factors including existing cash on hand and cash flows generated by our operating subsidiaries, particularly cash flows expected to be generated by the Chairman Tower at the Taj Mahal. We currently expect to utilize the $25.0 million remaining availability under our 2007 Credit Facility, together with cash on hand, and cash flows to fund operating and debt service obligations and capital expenditures, including the completion of the new hotel tower at the Taj Mahal during the remainder of 2008. However, given the current global economic distress, as well as the downturn in the Atlantic City gaming market, our cash flows have been negatively impacted. If our operating results do not improve, we may not have sufficient sources of liquidity to meet our cash obligations going forward, including with respect to the semi-annual payments under the

Senior Notes or the quarterly payments under the 2007 Credit Facility. If we are unable to meet our cash obligations, we will need to explore our alternatives, which may include renegotiating the terms of our debt or seeking to obtain a waiver or extension of the covenants under the Senior Notes and our 2007 Credit Agreement, or exploring strategic corporate options, including a sale of assets or other transactions. There can be no assurance that we would be successful in pursuing these alternatives, and we cannot predict the results or cost thereof. If an event of default were to occur under the terms of the 2007 Credit Agreement and the Senior Notes, the debt under our 2007 Credit Agreement may be accelerated and the holders of not less than 25% in aggregate principal amount of the outstanding Senior Notes may seek to declare the notes and all unpaid interest thereon due and payable. Any of these events would have a materially adverse effect on our liquidity, business and financial condition.

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

At September 30, 2008, there was $465.0 million outstanding under our 2007 Credit Facility. We also had outstanding $1,249.0 million of Senior Notes. As of November 7, 2008, we have an additional $25 million available under the 2007 Credit Facility which must be drawn by December 21, 2008. In 2008, we expect to utilize available cash on hand, cash flow from operations and the additional availability under our 2007 Credit Facility to fund our operating and debt service obligations and capital expenditures, including the completion of the Chairman Tower.

Under the terms of our 2007 Credit Facility, we are subject to certain affirmative and negative covenants, including limitations on liens, incurrence of indebtedness, mergers, sales of assets, investments, restricted payments, capital expenditures, agreements with affiliates, our activities and amendment of the indenture governing the Senior Notes, among other limitations. We were in compliance with such covenants as of September 30, 2008.

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

Contractual Obligations

Contractual obligations, as of September 30, 2008, mature as follows (in millions):

	One year and less	2-3 years	4-5 years	After 5 years	Total
Long-term debt	$4.7	$9.4	$450.9	$1,249.0	$1,714.0
Interest on long-term debt (1)	136.1	272.0	249.0	177.0	834.1
Construction commitments (2)	42.0	—	—	—	42.0
Services Agreement (3)	2.0	4.0	—	—	6.0
Capital leases	0.2	0.3	0.3	5.4	6.2
Operating leases	8.8	12.2	4.1	76.1	101.2
2008 NJSEA Subsidy Agreement (4)	7.9	7.9	1.6	—	17.4

Total	$201.7	$305.8	$705.9	$1,507.5	$2,720.9

In addition to the contractual obligations disclosed in this table, we have unrecognized tax benefits that, based on uncertainties associated with the items; we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities. See Note 9 to the Condensed Consolidated Financial Statements.

(1)	Estimated interest payments on long-term debt are based on principal amounts outstanding, future borrowings required under the 2007 Credit Facility, required principal repayments and interest rates at September 30, 2008.

(2)	Construction commitments include amounts due under the Right of First Offer Agreement, as amended and restated, with Trump Organization LLC, an entity controlled by Mr. Trump.

(3)	Represents obligations under a services agreement with Mr. Trump.

(4)	Represents estimated amounts due under the 2008 NJSEA Subsidy Agreement as discussed in Note 11 to the Condensed Consolidated Financial Statements.

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

Intangible Assets - We had approximately $68.8 million of intangible assets recorded on our balance sheet at September 30, 2008. We regularly evaluate our businesses for potential impairment indicators. Additionally, we perform impairment testing at least annually. Our judgments regarding the existence of impairment indicators are based on, among other things, pending sales of assets, the regulatory and competitive status, operational performance of each of our businesses, and financial market valuations of conditions surrounding our business entities and the gaming industry. Future events, such as the failure to meet or exceed our operating plans, increased competition, the enactment of increased gaming or tax rates, or changes in market valuations could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

In connection with the Marina Agreement, we evaluated certain of our intangible assets for impairment. We recorded a non-cash intangible asset impairment charge, principally relating to Trump Marina’s trademarks, totaling $18.6 million. In addition, we recorded a goodwill impairment charge of $2.3 million to reduce goodwill relating to Trump Marina.

During 2008, our results were negatively impacted by, among other things, regional competition, a general weakening of the economy, rising fuel costs and a partial smoking ban in Atlantic City, which have contributed to a reduction in consumer discretionary spending. We performed an interim goodwill and other intangible asset impairment test as of September 30, 2008. We determined that goodwill relating to Trump Taj Mahal and TER and trademarks relating to Trump Taj Mahal were impaired. As a result, we recognized goodwill and other intangible asset impairment charges totaling $129.8 million, of which $83.7 million related to Trump Taj Mahal and $46.1 million related to TER.

The impairment test procedures performed in accordance with our impairment testing require us to make comprehensive estimates of the future cash flows of our reporting units. Due to uncertainties associated with such estimates, actual results could differ from such estimates. A continuation of the previously mentioned conditions may result in the determination that some or all of our remaining intangible assets have become impaired, which could result in additional impairment charges in the future.

Property and Equipment - Our operations are capital intensive and we make capital investments at each of our properties in the form of maintenance capital and, from time to time, expansion and product enhancement capital. At September 30, 2008, we had approximately $1,473.3 million of net property and equipment recorded on our balance sheet, excluding net property and equipment held for sale. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimates of the useful lives are based on the nature of the assets as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

In connection with the amendment to the Marina Agreement, we recorded a $45.0 million estimated loss on disposal to reflect assets held for sale at their fair value less costs to sell.

TrumpONE Liability - Our unified player’s program, TrumpONE, allows customers to accumulate certain point-based rewards based on the volume of their gaming activity. TrumpONE customers may earn comp dollars redeemable for complimentary food, beverage and retail items and “cash-back points” which are redeemable in cash. Comp dollars and cash-back points accumulate over time and may be redeemed at the customer’s discretion under the terms of the program. Comp dollars and cash-back points are forfeited if a customer does not redeem earned rewards over a specified period of time. As a result of the ability of the customer to accumulate comp dollars and cash-back points, we accrue the associated expense, after giving effect to estimated forfeitures, as they are earned. At September 30, 2008,

$2.9 million was accrued related to comp dollars and $2.3 million was accrued related to cash-back points earned under this program. Our accruals could be significantly affected if estimated forfeitures vary from historical levels or changes occur in the cost of providing complimentary food, beverage and retail items under the TrumpONE program. Management reviews our accruals for adequacy at the end of each reporting period.

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

Income Taxes - We are subject to income taxes in the United States and in several states. We account for income taxes, including our current, deferred and non-cash charge in lieu of tax provisions in accordance with SFAS Statement 109, “Accounting for Income Taxes” and Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The calculation of our income tax provision following our reorganization is complex and requires the use of estimates. Management reviews our provision for income taxes at the end of each reporting period. Additionally, our income tax returns are subject to examination by various taxing authorities. We regularly assess the potential outcomes of these examinations in determining the adequacy of our provision for income taxes and our income tax liabilities. Inherent in our determination of any necessary reserves are assumptions based on past experiences and judgments about potential actions by taxing authorities. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonable and foreseeable outcome related to uncertain tax matters. When actual results of tax examinations differ from our estimates, we adjust the income tax provision in the period in which the examination issues are settled.

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

(Dollars in millions)	Remainder of 2008	2009	2010	2011	2012	Therafter	Total
Fixed rate debt maturities	$—	$—	$—	$—	$—	$1,249.0	$1,249.0
Average interest rate	8.5%	8.5%	8.5%	8.5%	8.5%	8.5%
Variable rate debt maturities	$1.2	$4.7	$4.7	$4.7	$449.7	$—	$465.0
Average interest rate	6.2%	6.2%	6.2%	6.2%	6.2%	6.2%

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

A reference is made to the information contained in Note 12 of our unaudited condensed consolidated financial statements included herein, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10–K for the year ended December 31, 2007 (the “2007 Annual Report”). The risks described in our 2007 Annual Report, as updated by our quarterly reports on Form 10–Q, are not the only risks we face. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the trading price of TER securities could decline, and you may lose all or part of your investment.

Current conditions in the global markets and general economic pressures may adversely affect consumer spending and our business and results of operations.

The Company’s performance depends on the impact of economic conditions on levels of consumer spending. As a result of the credit market crisis, coupled with declining consumer and business confidence, recession worries, and other challenges currently affecting the global economy, consumers are continuing to curb discretionary spending, which is having an effect on our business. An extended duration or deterioration in current economic conditions could have a further material adverse impact on our financial condition and results of operations.

Our ability to meet our operating and debt service obligations could be impaired if our operating results do not improve.

Our ability to meet our operating and debt service obligations depends on a number of factors including existing cash on hand and cash flows generated by our operating subsidiaries, particularly cash flows expected to be generated by the Chairman Tower at the Taj Mahal. We currently expect to utilize the $25.0 million remaining availability under our 2007 Credit Facility, together with cash on hand, and cash flows to fund operating and debt service obligations and capital expenditures, including the completion of the new hotel tower at the Taj Mahal during the remainder of 2008. However, given the current global economic distress, as well as the downturn in the Atlantic City gaming market, our cash flows have been negatively impacted. If our operating results do not improve, we may not have sufficient sources of liquidity to meet our cash obligations going forward, including with respect to the semi-annual payments under the Senior Notes or the quarterly payments under the 2007 Credit Facility. If we are unable to meet our cash obligations, we will need to explore our alternatives, which may include renegotiating the terms of our debt or seeking to obtain a waiver or extension of the covenants under the Senior Notes and our 2007 Credit Agreement, or exploring strategic corporate options, including a sale of assets or other transactions. There can be no assurance that we would be successful in pursuing these alternatives, and we cannot predict the results or cost thereof. If an event of default were to occur under the terms of the 2007 Credit Agreement and the Senior Notes, the debt under our 2007 Credit Agreement may be accelerated and the holders of not less than 25% in aggregate principal amount of the outstanding Senior Notes may seek to declare the notes and all unpaid interest thereon due and payable. Any of these events would have a materially adverse effect on our liquidity, business and financial condition.

We may not be able to maintain our listing on the NASDAQ Global Market, which could negatively impact our Common Stock.

Our Common Stock is currently listed on The NASDAQ Global Market (“Nasdaq”), which has quantitative maintenance criteria for the continued listing of Common Stock that provide that a stock may be delisted if the closing bid price per share of such stock falls below $1.00 for 30 consecutive days. Since October 7, 2008, the closing bid price per share of our Common Stock has been below $1.00. However, due to the current extraordinary market conditions, as of October 16, 2008, Nasdaq implemented a temporary suspension of its rules requiring a minimum $1.00 closing bid price and of the rules requiring a minimum market value of publicly held shares requirements. During the suspension, Nasdaq will not take any action to delist any security for these concerns. The suspension will remain in effect through

Friday, January 16, 2009 and these rules are scheduled to be reinstated on Monday, January 19, 2009. If after the suspension is lifted, the closing bid price per share of our Common Stock continues to be below $1.00 for a total of 30 consecutive business days, our Common Stock may be delisted. In accordance with Nasdaq Marketplace Rule 4450(e)(2), we would have a period of 180 calendar days to regain compliance after the receipt of a Staff Deficiency Letter by maintaining a closing bid price of $1.00 per share for a minimum of 10 consecutive business days. If we do not regain compliance, we may appeal Nasdaq’s delisting determination to a Nasdaq Listing Qualifications Panel. If we fail to maintain continued listing, our financial condition could be harmed and our stock price would likely further decline.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification by the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.3	Certification by the Chief Executive Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.4	Certification by the Chief Financial Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.5	Certification by the Chief Executive Officer of Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.6	Certification by the Chief Financial Officer of Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Executive Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of the Chief Financial Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.5	Certification of the Chief Executive Officer of Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.6	Certification of the Chief Financial Officer of Trump Entertainment Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUMP ENTERTAINMENT RESORTS, INC. (Registrant)

Date: November 7, 2008	By:	/s/ JOHN P. BURKE
John P. Burke Executive Vice President, Chief Financial Officer and Corporate Treasurer of Trump Entertainment Resorts, Inc.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P. (Registrant)

	By:	TRUMP ENTERTAINMENT RESORTS, INC., its general partner

Date: November 7, 2008	By:	/s/ JOHN P. BURKE
John P. Burke Executive Vice President, Chief Financial Officer and Corporate Treasurer of Trump Entertainment Resorts Holdings, L.P.

TRUMP ENTERTAINMENT RESORTS FUNDING, INC. (Registrant)

Date: November 7, 2008	By:	/s/ JOHN P. BURKE
John P. Burke Executive Vice President, Chief Financial Officer and Corporate Treasurer of Trump Entertainment Resorts Funding, Inc.

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification by the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.3	Certification by the Chief Executive Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.4	Certification by the Chief Financial Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.5	Certification by the Chief Executive Officer of Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.6	Certification by the Chief Financial Officer of Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Executive Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of the Chief Financial Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.5	Certification of the Chief Executive Officer of Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.6	Certification of the Chief Financial Officer of Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002