Form 10-Q
period 2009-09-30
TRUMP ENTERTAINMENT RESORTS, INC.; TRUMP ENTERTAINMENT RESORTS HOLDINGS LP; TRUMP ENTERTAINMENT RESORTS FUNDING INC
filed 2009-11-06
CIK 943320, 943322, 943323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Trump Entertainment Resorts, Inc.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Trump Entertainment Resorts Holdings, L.P.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Trump Entertainment Resorts Funding, Inc.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of November 6, 2009, there were 31,690,106 shares of common stock and 900 shares of class B common stock of Trump Entertainment Resorts, Inc. outstanding. As of November 6, 2009, there were 100 shares of common stock of Trump Entertainment Resorts Funding, Inc. outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except share and per share data)

	September 30, 2009	December 31, 2008
Current assets:
Cash and cash equivalents	$74,973	$86,183
Accounts receivable, net	40,865	38,579
Accounts receivable, other	5,111	5,162
Property taxes receivable	3,933	3,983
Inventories	4,824	5,938
Deferred income taxes	13,809	13,809
Prepaid expenses and other current assets	22,701	16,863

Total current assets	166,216	170,517

Net property and equipment	1,142,930	1,707,403

Other assets:
Restricted cash	—	2,807
Deferred financing costs, net	—	14,902
Trademarks	32,712	53,212
Intangible assets, net	2,653	3,408
Property taxes receivable	12,429	15,760
Other assets, net	80,069	79,370

Total other assets	127,863	169,459

Total assets	$1,437,009	$2,047,379

Current liabilities:
Current maturities of long-term debt, subject to compromise	$1,734,032	$1,737,726
Current maturities of long-term debt	673	200
Accounts payable	27,475	36,714
Accrued payroll and related expenses	26,976	22,856
Income taxes payable	8,348	8,248
Partnership distribution payable	770	—
Accrued interest payable	10,720	8,991
Accrued interest payable, subject to compromise	145,863	62,459
Self-insurance reserves	17,097	14,234
Other current liabilities	33,692	47,877

Total current liabilities	2,005,646	1,939,305

Long-term debt, net of current maturities	6,707	5,924
Deferred income taxes	59,039	67,363
Other long-term liabilities	24,173	27,083

(Deficit) equity:
Preferred stock, $1 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value; 75,000,000 shares authorized, 31,690,106 and 31,718,376 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	32	32
Class B Common stock, $0.001 par value; 1,000 shares authorized, 900 shares issued and outstanding	—	—
Additional paid-in capital	467,355	466,666
Accumulated deficit	(974,279)	(465,919)
Noncontrolling interest in subsidiaries	(151,664)	6,925

Total (deficit) equity	(658,556)	7,704

Total liabilities and (deficit) equity	$1,437,009	$2,047,379

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Gaming	$221,296	$254,266	$625,423	$724,458
Rooms	29,107	25,294	72,195	67,173
Food and beverage	30,038	31,883	77,725	88,019
Other	14,318	13,916	32,889	35,713

	294,759	325,359	808,232	915,363
Less promotional allowances	(66,476)	(73,254)	(192,547)	(203,994)

Net revenues	228,283	252,105	615,685	711,369

Costs and expenses:
Gaming	101,544	113,459	309,498	337,782
Rooms	6,676	5,499	15,558	14,408
Food and beverage	15,889	15,936	39,942	41,476
General and administrative	64,456	64,685	184,458	200,595
Corporate and other	3,900	4,414	13,160	20,674
Corporate - related party	527	641	1,687	1,946
Depreciation and amortization	11,815	14,070	40,494	47,945
Intangible and other asset impairment charges	—	174,773	556,733	195,716
Reorganization expense and related costs	4,541	—	28,173	—

	209,348	393,477	1,189,703	860,542

Income (loss) from operations	18,935	(141,372)	(574,018)	(149,173)

Non-operating income (expense):
Interest income	309	821	1,227	3,862
Interest expense	(38,999)	(31,754)	(117,122)	(97,267)
Income related to termination of Marina Agreement	—	—	15,196	—

	(38,690)	(30,933)	(100,699)	(93,405)

Loss before income taxes and discontinued operations	(19,755)	(172,305)	(674,717)	(242,578)
Income tax benefit	—	2,295	8,324	8,516

Loss from continuing operations	(19,755)	(170,010)	(666,393)	(234,062)

Income from discontinued operations:
Trump Indiana, net of income taxes	—	2,070	—	2,070

Net loss	(19,755)	(167,940)	(666,393)	(231,992)
Less: Net loss attributable to the noncontrolling interest	4,642	28,797	158,033	44,380

Net loss attributable to Trump Entertainment Resorts, Inc.	$(15,113)	$(139,143)	$(508,360)	$(187,612)

Earnings per share:
Net loss per share attributable to Trump Entertainment Resorts, Inc. common shareholders - basic and diluted
Continuing operations	$(0.48)	$(4.43)	$(16.03)	$(5.97)
Discontinued operations	—	0.04	—	0.04

	$(0.48)	$(4.39)	$(16.03)	$(5.93)

Weighted average shares outstanding - basic and diluted	31,707,473	31,720,954	31,713,447	31,659,942

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in thousands, except share data)

	Trump Entertainment Resorts, Inc. Shareholders
	Shares	Common Stock	Shares	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
Balance, December 31, 2008	31,718,376	$32	900	$—	$466,666	$(465,919)	$6,925	$7,704

Stock-based compensation expense	—	—	—	—	689	—	214	903

Partnership distributions	—	—	—	—	—	—	(770)	(770)

Forfeitures of restricted stock	(28,270)	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	(508,360)	(158,033)	(666,393)

Balance, September 30, 2009	31,690,106	$32	900	$—	$467,355	$(974,279)	$(151,664)	$(658,556)

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(666,393)	$(231,992)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Deferred income taxes	(8,324)	(7,379)
Depreciation and amortization	40,494	47,945
Intangible and other asset impairment charges	556,733	195,716
Accretion of interest income related to property tax settlement	(619)	(716)
Amortization of deferred financing costs	470	2,117
Provisions for losses on receivables	11,566	5,653
Stock-based compensation expense	903	2,248
Valuation allowance - CRDA investments	(39)	1,636
Income related to termination of Marina Agreement	(15,196)	—
Non-cash reorganization expense	14,432	—
Gain on sale of assets	—	(120)
Changes in operating assets and liabilities:
Increase in receivables	(13,801)	(11,011)
Decrease (increase) in inventories	1,114	(1,077)
Decrease in property taxes receivable	4,000	—
Increase in prepaid expenses and other current assets	(5,838)	(5,888)
Increase in other assets	(779)	(2,717)
Increase in accounts payable, accrued expenses and other current liabilities	13,386	6,193
Increase in accrued interest payable	85,133	25,704
Decrease in other long-term liabilities	(2,910)	(4,171)

Net cash flows provided by operating activities	14,332	22,141

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(24,744)	(152,485)
Purchases of CRDA investments, net	(7,798)	(8,903)
Proceeds from CRDA investments	8,178	4,910
Decrease in restricted cash	2,807	45,895
Capitalized interest on construction in process	—	(7,236)

Net cash flows used in investing activities	(21,557)	(117,819)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under term loan	—	75,000
Repayments of term loan	(3,694)	(3,261)
Repayments of other long-term debt	(291)	(1,583)
Partnership distributions	—	(680)

Net cash flows (used in) provided by financing activities	(3,985)	69,476

Net decrease in cash and cash equivalents	(11,210)	(26,202)
Cash and cash equivalents at beginning of period	86,183	121,309

Cash and cash equivalents at end of period	$74,973	$95,107

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$31,517	$76,842
Cash paid for income taxes	—	—
Equipment purchased under capital leases	1,547	6,116
Decrease in accounts payable for accrued purchases of property and equipment	(14,531)	(4,482)

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	September 30, 2009	December 31, 2008
Current assets:
Cash and cash equivalents	$74,973	$85,206
Accounts receivable, net	40,865	38,579
Accounts receivable, other	5,111	5,162
Property taxes receivable	3,933	3,983
Inventories	4,824	5,938
Deferred income taxes	2,867	2,867
Prepaid expenses and other current assets	22,701	16,863

Total current assets	155,274	158,598

Net property and equipment	1,142,930	1,707,403

Other assets:
Restricted cash	—	2,807
Deferred financing costs, net	—	14,902
Trademarks	32,712	53,212
Intangible assets, net	2,653	3,408
Property taxes receivable	12,429	15,760
Other assets, net	80,069	79,370

Total other assets	127,863	169,459

Total assets	$1,426,067	$2,035,460

Current liabilities:
Current maturities of long-term debt, subject to compromise	$1,734,032	$1,737,726
Current maturities of long-term debt	673	200
Accounts payable	27,475	36,714
Accrued payroll and related expenses	26,976	22,856
Income taxes payable	8,348	8,248
Accrued partner distributions	770	—
Accrued interest payable	10,720	8,991
Accrued interest payable, subject to compromise	145,863	62,459
Self-insurance reserves	17,097	14,234
Other current liabilities	33,692	47,877

Total current liabilities	2,005,646	1,939,305

Long-term debt, net of current maturities	6,707	5,924
Deferred income taxes	15,068	17,313
Other long-term liabilities	24,173	27,083

Partners’ (deficit) capital
Partners’ capital	605,000	603,883
Accumulated deficit	(1,230,527)	(558,048)

Total partners’ (deficit) capital	(625,527)	45,835

Total liabilities and partners’ (deficit) capital	$1,426,067	$2,035,460

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Gaming	$221,296	$254,266	$625,423	$724,458
Rooms	29,107	25,294	72,195	67,173
Food and beverage	30,038	31,883	77,725	88,019
Other	14,318	13,916	32,889	35,713

	294,759	325,359	808,232	915,363
Less promotional allowances	(66,476)	(73,254)	(192,547)	(203,994)

Net revenues	228,283	252,105	615,685	711,369

Costs and expenses:
Gaming	101,544	115,011	309,498	339,334
Rooms	6,676	5,454	15,558	14,363
Food and beverage	15,889	14,605	39,942	40,145
General and administrative	64,456	64,509	184,458	200,419
Corporate and other	3,900	4,414	13,160	20,674
Corporate-related party	527	641	1,687	1,946
Depreciation and amortization	11,815	14,070	40,494	47,945
Intangible and other asset impairment charges	—	128,671	556,733	147,318
Reorganization expense and related costs	4,541	—	28,173	—

	209,348	347,375	1,189,703	812,144

Income (loss) from operations	18,935	(95,270)	(574,018)	(100,775)

Non-operating income (expense):
Interest income	309	815	1,220	3,843
Interest expense	(38,999)	(31,754)	(117,122)	(97,267)
Income related to termination of Marina Agreement	—	—	15,196	—

	(38,690)	(30,939)	(100,706)	(93,424)

Loss before income taxes and discontinued operations	(19,755)	(126,209)	(674,724)	(194,199)
Income tax benefit	—	460	2,245	2,138

Loss from continuing operations	(19,755)	(125,749)	(672,479)	(192,061)

Income from discontinued operations:
Trump Indiana, net of income taxes	—	3,207	—	3,207

Net loss	$(19,755)	$(122,542)	$(672,479)	$(188,854)

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ (DEFICIT) CAPITAL

(unaudited)

(dollars in thousands)

	Partners’ Capital	Accumulated Deficit	Total Partners’ (Deficit) Capital
Balance, December 31, 2008	$603,883	$(558,048)	$45,835

Stock-based compensation expense, net of forfeitures	903	—	903

Contributions from TER	984	—	984

Partnership distributions	(770)	—	(770)

Net loss	—	(672,479)	(672,479)

Balance, September 30, 2009	$605,000	$(1,230,527)	$(625,527)

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(672,479)	$(188,854)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Deferred income taxes	(2,245)	(2,138)
Depreciation and amortization	40,494	47,945
Intangible and other asset impairment charges	556,733	147,318
Accretion of interest income related to property tax settlement	(619)	(716)
Amortization of deferred financing costs	470	2,117
Provisions for losses on receivables	11,566	5,653
Stock-based compensation expense	903	2,248
Valuation allowance - CRDA investments	(39)	1,636
Income related to termination of Marina Agreement	(15,196)	—
Non-cash reorganization expense	14,432	—
Gain on sale of assets	—	(120)
Changes in operating assets and liabilities:
Increase in receivables	(13,801)	(11,011)
Decrease (increase) in inventories	1,114	(1,077)
Decrease in property taxes receivable	4,000	—
Increase in prepaid expenses and other current assets	(5,838)	(5,888)
Increase in other assets	(779)	(2,717)
Increase in accounts payable, accrued expenses and other current liabilities	13,386	6,193
Increase in accrued interest payable	85,133	25,704
Decrease in other long-term liabilities	(2,910)	(4,171)

Net cash flows provided by operating activities	14,325	22,122

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(24,744)	(152,485)
Purchases of CRDA investments, net	(7,798)	(8,903)
Proceeds from CRDA investments	8,178	4,910
Decrease in restricted cash	2,807	45,895
Capitalized interest on construction in process	—	(7,236)

Net cash flows used in investing activities	(21,557)	(117,819)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under term loan	—	75,000
Repayments of term loan	(3,694)	(3,261)
Repayments of other long-term debt	(291)	(1,583)
Contributions from TER	984	—
Partnership distributions	—	(680)

Net cash flows (used in) provided by financing activities	(3,001)	69,476

Net decrease in cash and cash equivalents	(10,233)	(26,221)
Cash and cash equivalents at beginning of period	85,206	120,357

Cash and cash equivalents at end of period	$74,973	$94,136

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$31,517	$76,842
Cash paid for income taxes	—	—
Equipment purchased under capital leases	1,547	6,116
Decrease in accounts payable for accrued purchases of property and equipment	(14,531)	(4,482)

See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands, except share and per share data)

(1)	General

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

Chapter 11 Filing

On February 17, 2009 (the “Petition Date”), TER and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of New Jersey in Camden, New Jersey (the “Bankruptcy Court”) seeking relief under the provisions of chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). These chapter 11 cases are being jointly administered under the caption In re: TCI 2 Holdings, LLC, et al Debtors, Chapter 11 Case Nos.: 09-13654 through 09-13656 and 09-13658 through 09-13664 (JHW) (the “Chapter 11 Case”).

On February 20, 2009, the Company obtained court approval to continue to pay its vendors in the ordinary course of business. The Debtors continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

On August 3, 2009, the Debtors filed with the Bankruptcy Court a joint chapter 11 plan of reorganization (as thereafter amended on October 5, 2009, the “Plan”) and a Disclosure Statement relating to the Plan (as thereafter amended on September 29, 2009 and October 5, 2009, the “Disclosure Statement”). The Disclosure Statement describes the procedures for the solicitation of votes as well as the Plan. The Plan provides for the consummation of the transactions contemplated by the Purchase Agreement, Commitment Letter and A&R Credit Agreement (each described below). Pursuant to the Plan, the Debtor’s second lien noteholders will receive a cash distribution of approximately $13.9 million. Unsecured creditors and equity holders will receive no distributions under the Debtor’s Plan and their claims and securities will be cancelled upon consummation of the Plan.

On August 3, 2009, TER and TER Holdings entered into a Purchase Agreement (thereafter amended as of October 5, 2009, the “Purchase Agreement”) with BNAC, Inc., a Texas corporation (“Beal”), and Donald J. Trump (“Trump”, and together with Beal, the “New Partners”). Under the terms of the Purchase Agreement and pursuant to the consummation of the Plan, the New Partners will make capital contributions to TER Holdings in the aggregate amount of $113.9 million and, in consideration for such contribution; TER Holdings will issue partnership interests to the New Partners (the “Purchase”). In addition, pursuant to the terms of the Purchase Agreement and the Plan, all of the outstanding capital stock and other equity interests of TER will be cancelled and capital stock of TER will be issued to Trump or his designee such that Trump will be the beneficial owner of all of the issued and outstanding capital stock of TER, and TER will change from the general partner of TER Holdings to a limited partner of TER Holdings. Consummation of the Purchase is subject to the satisfaction of certain customary closing conditions and the receipt of necessary approvals. The Purchase is also subject to the restructuring and recapitalization of the outstanding indebtedness of the Debtors pursuant to, and subject to, the consummation of the Plan described above.

In connection with the Purchase Agreement, on August 3, 2009, TER and TER Holdings also entered into a letter agreement (as thereafter supplemented by that certain Supplemental Agreement dated October 5, 2009, the “Commitment Letter”) with Beal Bank and Beal Bank Nevada, pursuant to which, upon the satisfaction of the terms and conditions set forth in the Commitment Letter, the lenders under the amended credit agreement, dated as of December 21, 2007 and as amended on December 21, 2007, May 29, 2008 and October 28, 2008 (the “2007 Credit Agreement”), consented to enter into an amended and restated 2007 Credit Agreement with TER Holdings (the “A&R Credit Agreement”). The A&R Credit Agreement provides for a restructuring of the indebtedness under the 2007 Credit Agreement in the aggregate principal amount of approximately $485.1 million. Under the A&R Credit Agreement, the maturity for repayment is extended until December 2020 and under certain circumstances, an aggregate of up to $24.4 million of principal and interest can be deferred. The A&R Credit Agreement contains certain customary affirmative and negative covenants that are materially similar to those contained in the 2007 Credit Agreement.

The Plan is subject to confirmation by the Bankruptcy Court, customary closing conditions and the consummation of the transactions contemplated by the Purchase Agreement, Commitment Letter and A&R Credit Agreement. A copy of the original Disclosure Statement filed on August 3, 2009 is attached as Exhibit 99.2 to TER’s Current Report on Form 8-K filed on August 4, 2009 and a copy of the original Plan filed on August 3, 2009 is attached as Exhibit A to the Disclosure Statement. A copy of each of the original Purchase Agreement and the original Commitment Letter is attached to TER’s Current Report on Form 8-K filed on August 4, 2009, as Exhibits 10.1 and 10.2 respectively. The A&R Credit Agreement has been fully negotiated and is attached as an exhibit to the Commitment Letter. A copy of the Amendment to the Purchase Agreement is attached to TER’s Current Report on Form 8-K filed on October 13, 2009, as Exhibit 10.1.

On August 11, 2009, an ad hoc committee of the Debtors’ second lien noteholders (the “Ad Hoc Committee”) filed a motion for an order terminating the Debtors’ exclusivity periods in which to file a plan of reorganization and solicit acceptances thereto (the “Motion to Terminate Exclusivity”). The Debtors subsequently filed their objection to the Motion to Terminate Exclusivity and a hearing was held before the Bankruptcy Court on August 27, 2009. At that hearing, the Court sustained the Ad Hoc Committee’s objection and, by order dated August 31, 2009, the Debtors’ exclusive periods to file and solicit a plan of reorganization were terminated thereby authorizing the Ad Hoc Committee and any other party in interest to file an alternative plan of reorganization.

That same day, the Ad Hoc Committee filed their own plan of reorganization (as thereafter amended on September 23, 2009, October 6, 2009 and October 9, 2009, the “AHC Plan”) and a disclosure statement relating to the AHC Plan (as thereafter amended on September 23, 2009, October 6, 2009 and October 9, 2009, the “AHC Disclosure Statement”).

The key terms of the AHC Plan, as amended are as follows:

•

$225 million in new equity capital, representing 75% of the new equity in the reorganized Debtors, pursuant to a rights offering to second lien noteholders and general unsecured creditors who are accredited investors; members of the Ad Hoc Committee will backstop the rights offering and receive 20% of the new equity in the reorganized Debtors as a backstop fee;

•	A distribution of 5% of the new equity in the reorganized Debtors to second lien noteholders and general unsecured creditors;

•

A pay down of the Debtors’ first lien debt in the amount of $125 million, with the balance of the first lien debt to remain outstanding in accordance with the terms provided in the Debtors’ Plan, but with a maturity date of 2016; the material terms of the debt, including without limitation, interest rate and maturity date, are subject to adjustment by the Bankruptcy Court; and

•	No distribution to equity holders.

On October 7, 2009, a hearing was held before the Bankruptcy Court at which time the Court approved both the Debtors’ Disclosure Statement and the AHC Disclosure Statement as each having adequate information as required under the Bankruptcy Code. The Debtors and the Ad Hoc Committee are each in the process of soliciting votes to accept their respective plans of reorganization. A hearing to consider confirmation of both the Debtors’ Plan and the AHC Plan is scheduled for January 20, 2010.

We intend to maintain business operations through the reorganization process. Our liquidity and capital resources, however, are significantly affected by the Chapter 11 Case. Our bankruptcy proceedings have resulted in various restrictions on our activities, limitations on financing and a need to obtain Bankruptcy Court approval for various matters. As a result of the filing of the Chapter 11 Case, the Debtors are not permitted to make any payments on pre-petition liabilities without prior Bankruptcy Court approval. However, the Debtors have been granted relief in order to continue wage and salary payments and other benefits to employees as well as other related pre-petition obligations; to continue to honor customer programs as well as certain related pre-petition customer obligations; and to pay certain pre-petition trade claims held by critical vendors. Under the priority schedule established by the Bankruptcy Code, certain post-petition and pre-petition liabilities need to be satisfied before general unsecured creditors and equity holders are entitled to receive any distribution. At this time, it is not possible to predict with certainty the effect of the Chapter 11 Case on our business or various creditors, or when we will emerge from these proceedings. Our future results depend upon our confirming and successfully implementing, on a timely basis, the Plan or the AHC Plan. The continuation of the Chapter 11 Case, particularly if the Plan or the AHC Plan is not timely approved or confirmed, could further adversely affect our operations.

Donald J. Trump’s Abandonment of Limited Partnership Interests in TER Holdings

By letter dated February 13, 2009, Donald J. Trump (“Mr. Trump”) notified TER that he had abandoned any and all of his 23.5% direct limited partnership interest in TER Holdings and relinquished any and all rights under the Fourth Amended and Restated Agreement of Limited Partnership of TER Holdings (the “Partnership Agreement”) or otherwise with respect to TER Holdings and Mr. Trump’s limited partnership interest.

(2)	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. The accompanying condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report, which are available on the SEC’s website at www.sec.gov or our website at www.trumpcasinos.com.

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after September 30, 2009, up until the issuance of the financial statements, which occurred on November 6, 2009.

The condensed consolidated financial statements include our accounts and those of our controlled subsidiaries and partnerships. We have eliminated all intercompany transactions. We view each of our casino properties as operating segments and all such operating segments have been aggregated into one reporting segment.

Accounting Impact of Chapter 11 Case

The accompanying condensed consolidated financial statements have been prepared in accordance with Topic 852 – “Reorganizations” of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) (“ASC 852”) and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The ability of the Company, both during and after the Chapter 11 Case, to continue as a going concern is contingent upon, among other things; (i) the ability of the Company to generate cash from operations and to maintain adequate cash on hand; (ii) the resolution of the uncertainty as to the amount of claims that will be allowed; (iii) the ability of the Company to confirm the Plan or the AHC Plan under the Bankruptcy Code and obtain any debt and equity financing which may be required to emerge from bankruptcy protection; and (iv) the Company’s ability to achieve profitability. There can be no assurance that the Company will be able to successfully achieve these objectives in order to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Liabilities subject to compromise in the Condensed Consolidated Balance Sheets relate to certain of the liabilities of the Debtors incurred prior to the Petition Date. In accordance with ASC 852, liabilities subject to compromise are recorded at the estimated amount that is expected to be allowed as pre-petition claims in the Chapter 11 Case, even if they may be settled for lesser amounts in the future. Adjustments may result from negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, rejection of executory contracts and unexpired leases, proofs of claim, implementation of a plan of reorganization or other events. Liabilities subject to compromise consisted of the following:

	September 30, 2009	December 31, 2008
Senior Notes	$1,248,969	$1,248,969
2007 Credit Facility	485,063	488,757
Accrued interest payable related to Senior Notes and 2007 Credit Facility	145,863	62,459

	$1,879,895	$1,800,185

All other liabilities are expected to be satisfied in the ordinary course of business. Accordingly, the Company has not reflected any of these liabilities as subject to compromise in the accompanying Condensed Consolidated Balance Sheets. The Company believes this classification provides an appropriate presentation of liabilities that are subject to compromise and not subject to compromise.

The Company wrote off as reorganization expense its deferred financing costs related to its Senior Notes and 2007 Credit Agreement (both as defined below) in order to record its debt instruments at the amount of the claim expected to be allowed by the Bankruptcy Court in accordance with ASC 852. In addition, reorganization expense for the periods presented includes professional fees and other expenses incurred which are directly associated with the bankruptcy process.

The following table summarizes reorganization expense and related costs for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Deferred financing costs	$—	$—	$14,432	$—
Professional fees and other expenses	4,541	—	13,741	—

	$4,541	$—	$28,173	$—

The Company is required to accrue interest expense during the Chapter 11 Case only to the extent that it is probable that such interest will be paid pursuant to the proceedings. For the three and nine months ended September 30, 2009, the Company recognized interest expense in accordance with the current terms of its debt and capitalized lease obligations. Given that neither the Debtors’ Plan nor the AHC Plan provides for any recovery of interest expense related to the Senior Notes, the Company ceased recording contractual interest expense on the Senior Notes on October 7, 2009, the date on which the Bankruptcy Court approved both the Debtors’ Disclosure Statement and the AHC Disclosure Statement. The Company continues to record interest expense under the contractual terms of its 2007 Credit Agreement.

Long-Lived Assets and Assets Held for Sale

In accordance with ASC Topic 360 – “Property, Plant and Equipment” (“ASC 360”), when events or circumstances indicate that the carrying amount of long-lived assets to be held and used might not be recoverable, the expected future undiscounted cash flows from the assets are estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows was less than the carrying amount of the assets, an impairment loss would be recorded. The impairment loss would be measured by comparing the fair value of the long-lived asset group with its carrying amount.

Long-lived assets are considered held for sale when certain criteria are met, including whether management (having the authority to approve the action) has committed to a plan to sell the asset, whether the asset is available for sale in its present condition and whether a sale of the asset is probable within one year of the reporting date. Long-lived assets that are classified as held for sale are reported at the lower of the assets’ carrying amount or fair value less costs related to the assets’ disposition and are no longer depreciated. The accompanying financial statements do not present certain long-lived assets of Trump Marina as assets held for sale and Trump Marina’s results of operations as a discontinued operation as all of the criteria required under ASC 360-10-45-9 were not met as of the reporting date. Prior period amounts have been reclassified to conform to the current period presentation.

Noncontrolling Interest in Subsidiaries

On January 1, 2009, we adopted ASC Topic 810-10-65 – “Transition Related to FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51” (“ASC 810-10-65”). ASC 810-10-65 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, ASC 810-10-65 requires consolidated net income to be reported including the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. We have retrospectively applied the presentation and disclosure provisions of ASC 810-10-65 and have adopted its other provisions prospectively. We present Mr. Trump’s limited partnership interest in TER Holdings as a noncontrolling interest. See “Donald J. Trump’s Abandonment of Limited Partnership Interest in TER Holdings” in Note 1. If we had not been required to adopt ASC 810-10-65, pro forma net loss attributable to TER would have been $19,755 and $659,468 for the three and nine months ended September 30, 2009, respectively. Pro forma net loss per basic and diluted share would have been $0.62 and $20.79 for the three and nine months ended September 30, 2009, respectively.

Reclassifications

Certain other reclassifications have been made to the prior period financial statements to conform to the current period presentation.

(3)	Termination of Trump Marina Asset Purchase Agreement

On May 28, 2008, Trump Marina Associates, LLC (“Seller”) entered into an Asset Purchase Agreement (the “Marina Agreement”) to sell Trump Marina (the “Property”) to Coastal Marina, LLC (“Buyer”), an affiliate of Coastal Development, LLC (“Coastal”). Pursuant to the Marina Agreement, (1) Buyer was to acquire substantially all of the assets of, and assume certain liabilities related to, the business conducted at the Property and (2) unrelated existing litigation between the Company and Coastal (see Note 10) was to be settled. Upon entering into the Marina Agreement, Buyer placed into escrow a $15,000 deposit toward the purchase price (the “Original Marina Deposit”).

On October 28, 2008, the parties entered into an amendment to the Marina Agreement (the “Marina Amendment”) to modify certain terms and conditions of the Marina Agreement. Pursuant to the Marina Amendment the parties waived the October 28, 2008 deadline for Buyer to provide commitment letters to Seller for the financing of the acquisition of the Property. In addition, the parties agreed to amend certain provisions of the Marina Agreement, including, but not limited to the following: (1) the aggregate purchase price payable for the Property was decreased from $316,000 to $270,000; (2) any potential reduction to the purchase price based on the EBITDA of the business conducted at the Property was eliminated; (3) Seller could terminate the Marina Agreement if the transaction did not close by May 28, 2009; and (4) the Original Marina Deposit held in escrow, together with any interest earned thereon, was released to Seller immediately and an additional $2,000 deposit was placed in escrow (the “Additional Marina Deposit”), for a total deposit towards the purchase price of $17,000.

Coastal failed to consummate the transaction within the time provided under the Marina Amendment. On June 1, 2009, Seller delivered notice to Coastal that the Marina Agreement, as amended by the Marina Amendment, was terminated. Pursuant to the Marina Amendment, Coastal unconditionally and irrevocably (i) agreed that the Original Marina Deposit, including interest, had been fully earned by Seller and under no circumstance would the Original Marina Deposit be returned and (ii) waived any claim or right related to the Original Marina Deposit or for return of such. Accordingly, the Company recognized income of $15,196 during the second quarter of 2009. The Company did not recognize income related to the Additional Marina Deposit remaining in escrow since the funds have not been released by the escrow agent.

On July 28, 2009, Buyer and Coastal filed an Adversary Complaint with the Bankruptcy Court, claiming they were fraudulently induced to enter the Marina Agreement, that the agreement was breached, and that these and other related claims gave rise to a right to the return of the Initial Marina Deposit, the Additional Marina Deposit, damages and other relief. On October 21, 2009, Buyer and Coastal filed an Amended Complaint adding Donald J. Trump and other parties as defendants, and adding additional allegations to the existing claims. We believe these claims are without merit.

(4)	Intangible and Other Asset Impairment Charges

Long-Lived Assets

Due to certain events and circumstances, including the continuing negative effects of regional competition on our results, the termination of the Marina Agreement, the recent sale of the Tropicana Casino and Resort in Atlantic City and the legalization of table games and sports betting in Delaware, the Company performed impairment testing related to its long-lived assets in accordance with ASC 360-10-35-21 during the second quarter of 2009. Based upon its review, the sum of the estimated undiscounted future cash flows expected to be generated by the long-lived asset groups of Trump Marina and Trump Plaza were less than the carrying values of those assets. We estimated the fair value of the asset groups based upon consideration of the cost, income and market approaches to value, as appropriate, and sought the assistance of an independent valuation firm. We recorded asset impairment charges related to Trump Marina and Trump Plaza totaling $536,233. These non-cash impairment charges are reflected within Intangible and other asset impairment charges in our consolidated statements of operations for the nine months ended September 30, 2009. In addition, in connection with our impairment testing, we reduced the estimated remaining useful life of Trump Plaza’s building to 20 years. A long-lived asset impairment charge was not recognized with respect to Trump Taj Mahal as the estimated undiscounted future cash flows expected to be generated by its long-lived asset group were greater than the carrying value of its assets. However, based upon current market conditions and management’s estimates, the carrying value of Trump Taj Mahal’s long-lived assets may exceed their fair value.

During 2008, in connection with the Marina Amendment, an estimated loss on disposal of $45,000 was recognized to reflect Trump Marina’s assets held for sale at their estimated fair value less costs to sell. This estimated loss on disposal is included within Intangible and other asset impairment charges in our consolidated statements of operations for the three and nine months ended September 30, 2008.

Intangible Assets

Due to the circumstances described above, we also performed interim impairment testing related to our intangible assets in accordance with ASC Topic 350 – “Intangibles – Goodwill and Other” (“ASC 350”) during the second quarter of 2009. Based upon the results of our impairment testing, we determined that trademarks relating to Trump Plaza and Trump Taj Mahal were impaired. As a result, we recognized intangible asset impairment charges totaling $20,500, of which $3,720 related to Trump Taj Mahal trademarks and $16,780 related to Trump Plaza trademarks.

During the three months ended June 30, 2008, we recognized goodwill and other intangible asset impairment charges related to Trump Marina as a result of impairment tests performed in accordance with ASC 350. The intangible asset impairment charges totaled $20,943, of which $18,647 related to Trump Marina trademarks and $2,296 related to goodwill.

During the three months ended September 30, 2008, we determined that goodwill relating to Trump Taj Mahal and TER and trademarks relating to Trump Taj Mahal were impaired. As a result, we recognized goodwill impairment charges totaling $122,246, of which $76,144 related to Trump Taj Mahal and $46,102 related to TER and other intangible asset impairment charges of $7,527 related to Trump Taj Mahal trademarks.

These non-cash intangible asset impairment charges are reflected within Intangible and other asset impairment charges in our consolidated statements of operations.

The impairment test procedures performed in accordance with ASC 350 and ASC 360 require management to make comprehensive estimates of the future cash flows of our reporting units. Due to uncertainties associated with such estimates, actual results could differ from such estimates. A continuation of the previously mentioned conditions may result in the determination that some or all of our remaining intangible and long-lived assets have become impaired, which could result in additional impairment charges.

Fair Value Measurements

ASC Topic 820 – “Fair Value Measurements and Disclosures” (“ASC 820”) establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of the hierarchy are described below:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The fair value measurements relating to the long-lived assets of Trump Plaza and Trump Marina were determined using inputs within Level 2 of ASC 820’s hierarchy. The fair value measurements relating to the trademarks of Trump Plaza and Trump Taj Mahal were determined using inputs within Level 3 of ASC 820’s hierarchy. For level 3 fair value measurements, the Company used a relief from royalty method to estimate the fair value of the assets. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy. The amounts recorded related to the long-lived assets and trademarks are classified within net property and equipment and trademarks on the condensed consolidated balance sheet as of September 30, 2009.

(5)	Debt

Our debt consists of the following:

	September 30, 2009	December 31, 2008
Senior Secured Credit Facility:
Term Loan - subject to compromise, matures December 21, 2012, interest and principal payments due quarterly at LIBOR plus 5.2%, which includes 2% default interest at September 30, 2009 (8.2% at September 30, 2009)	$485,063	$488,757

Senior Secured Notes - subject to compromise, due June 1, 2015, interest payable semi-annually at 8.5%, interest payments due June 1 and December 1	1,248,969	1,248,969

Other:
Capitalized lease obligations, payments due at various dates from 2009 through 2028, secured by slot and other equipment, interest at 4.3% to 12.0%	7,380	6,124

Total long-term debt	1,741,412	1,743,850
Less: current maturities	(1,734,705)	(1,737,926)

Long-term debt, net of current maturities	$6,707	$5,924

Event of Default – As discussed in Note 1, on February 17, 2009, the Debtors filed voluntary petitions in the Bankruptcy Court seeking relief under the provisions of chapter 11 of the Bankruptcy Code. The filing of the Chapter 11 Case constituted an event of default and therefore triggered repayment obligations under the $493,250 senior secured facility entered into by the Company on December 21, 2007 (the “2007 Credit Agreement”) and the $1,250,000 of Senior Secured Notes issued by TER Holdings and its wholly owned finance subsidiary, Trump Entertainment Resorts Funding, Inc. (“TER Funding”) on May 20, 2005 (the “Senior Notes”). As a result, all indebtedness outstanding under the Senior Notes and the 2007 Credit Agreement (which has a cross-default provision with the Senior Notes) became automatically due and payable. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be approved by the Bankruptcy Court. Consequently, the Company has classified the indebtedness under the Senior Notes and the 2007 Credit Agreement within current liabilities in its Condensed Consolidated Balance Sheets.

In addition, until such time as no event of default exists, (i) the interest rate on the Senior Notes increases by an additional 1% per annum in excess of the 8.5% interest rate on any overdue principal or interest relating to the Senior Notes (as of September 30, 2009, we are past due on our December 1, 2008 and June 1, 2009 interest payments) and (ii) the interest rate under the 2007 Credit Agreement increases by an additional 2% in excess of the otherwise applicable interest rate on amounts outstanding under the 2007 Credit Agreement.

Senior Secured Credit Facility – On December 21, 2007, TER and TER Holdings entered into the 2007 Credit Agreement. Under the 2007 Credit Agreement, TER Holdings borrowed $393,250 which was to be used to (i) refinance all amounts outstanding under its Credit Agreement dated May 20, 2005 (the “2005 Credit Facility”), (ii) pay fees and expenses incurred in connection with the 2007 Credit Agreement and the refinancing of the 2005 Credit Facility, (iii) fund construction of the Chairman Tower at Trump Taj Mahal, and (iv) provide financing for working capital, capital expenditures and other general corporate purposes.

In connection with the Marina Agreement, TER Holdings entered into an amendment, dated as of May 29, 2008, to the 2007 Credit Agreement pursuant to which (i) the 2007 Credit Agreement lenders consented to the sale of Trump Marina, subject to the satisfaction of certain conditions, (ii) the applicable interest rate margins payable on amounts outstanding under the 2007 Credit Agreement would have increased had the transactions contemplated by the Marina Agreement closed, and (iii) TER Holdings agreed to pay amendment fees equal to one percent of the amount of the 2007 Credit Agreement.

Borrowings under the 2007 Credit Agreement are secured by a first priority security interest in substantially all of the assets of TER Holdings and it subsidiaries. TER Holdings’ obligations under the 2007 Credit Agreement are guaranteed by TER and certain of its direct and indirect subsidiaries. We and our subsidiaries are subject to a number of affirmative and negative covenants. The 2007 Credit Agreement restricts our ability to make certain distributions or pay dividends.

Senior Secured Notes – On May 20, 2005, TER Holdings and TER Funding issued the Senior Notes. The Senior Notes were used to pay distributions under the Second Amended and Restated Joint Plan of Reorganization, dated as of March 30, 2005, as amended (the “2005 Plan”) of Trump Hotels & Casino Resorts, Inc. (“THCR”), our predecessor company. The Senior Notes due June 1, 2015, bear interest at 8.5% per annum, subject to the increase by an additional 1% per annum as discussed above. $1,031 of the Senior Secured Notes were returned to us under the terms of the 2005 Plan and retired.

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

The Senior Notes are senior obligations of the issuers and are guaranteed on a senior basis by the Guarantors and rank senior in right of payment to the issuers’ and Guarantors’ future subordinated indebtedness. The Senior Notes are secured by substantially all of our real property and incidental personal property, subject to liens securing amounts borrowed under the 2007 Credit Agreement and certain permitted prior liens. Because amounts borrowed under the 2007 Credit Agreement are secured by substantially all the assets of the issuers and the Guarantors on a priority basis, the Senior Notes are effectively subordinated to amounts borrowed under the 2007 Credit Agreement.

(6)	Earnings Per Share

The computations of basic and diluted net loss per share attributable to TER common stockholders are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2009	2008	2009	2008
Numerator for basic and diluted loss per share:
Loss from continuing operations	$(15,113)	$(140,459)	$(508,360)	$(188,928)
Income from discontinued operations	—	1,316	—	1,316

Net loss attributable to TER common shareholders	$(15,113)	$(139,143)	$(508,360)	$(187,612)

Denominator for basic and diluted loss per share:
Weighted average shares outstanding	31,707,473	31,720,954	31,713,447	31,659,942

Basic and diluted net loss per share
Loss from continuing operations	$(0.48)	$(4.43)	$(16.03)	(5.97)
Income from discontinued operations	—	0.04	—	0.04

	$(0.48)	$(4.39)	$(16.03)	$(5.93)

For the three and nine months ended September 30, 2009 and 2008, potentially dilutive common shares excluded from the computation of diluted net loss per share due to anti-dilution are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Exchangeable limited partnership interest	9,377,484	9,377,484	9,377,484	9,377,484
Ten year warrants	1,446,706	1,446,706	1,446,706	1,446,706
Employee stock options	300,000	300,000	300,000	300,000

Total	11,124,190	11,124,190	11,124,190	11,124,190

If the Debtors’ Plan or the AHC Plan is approved under the Chapter 11 Case, new common stock or common stock equivalents will be issued and current stockholders will not be entitled to any recovery.

(7)	Stock-based Compensation Plans

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

In accordance with ASC Topic 718 “Compensation – Stock Compensation,” general and administrative expenses include compensation expense for our stock option and restricted stock awards of $147 and $903 for the three and nine months ended September 30, 2009, respectively, and $707 and $2,248 for the three and nine months ended September 30, 2008, respectively.

Restricted Stock – At September 30, 2009, there were 419,762 shares of nonvested restricted stock issued and outstanding. The remaining unrecognized compensation expense for nonvested restricted stock to be recognized over the remaining contractual life was $532. The weighted-average remaining contractual life of outstanding restricted stock grants at September 30, 2009 was approximately eight months.

Stock Options – At September 30, 2009, there were 300,000 stock options outstanding of which 200,000 are fully vested and 100,000 which vest on July 31, 2010. At September 30, 2009, the remaining unrecognized compensation expense for nonvested stock options to be recognized over the remaining contractual life was $157.

(8)	Income Taxes

Our income tax benefit attributable to continuing operations and discontinued operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Continuing operations	$—	$(2,295)	$(8,324)	$(8,516)
Discontinued operations	—	(2,070)	—	(2,070)

	$—	$(4,365)	$(8,324)	$(10,586)

Our income tax benefit attributable to continuing operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Current - federal	$—	$—	$—	$—
Deferred - federal	—	(1,835)	(6,079)	(6,378)

Federal income tax benefit	—	(1,835)	(6,079)	(6,378)

Current - state	—	—	—	—
Deferred - state	—	(460)	(2,245)	(2,138)

State income tax benefit	—	(460)	(2,245)	(2,138)

	$—	$(2,295)	$(8,324)	$(8,516)

Our deferred income tax provision reflects the impact of a reduction in our net deferred tax liabilities. The difference between TER’s and TER Holdings’ tax provision is due to TER’s status as a corporation for federal income taxes.

At September 30, 2009, we had unrecognized tax benefits of approximately $34,900, including interest. In accordance with ASC Topic 805 – “Business Combinations” (“ASC 805”), which we adopted on January 1, 2009, $19,977 of unrecognized tax benefits would affect our effective tax rate for continuing operations, if recognized, and $1,180 would be recorded as a reduction to income tax expense for discontinued operations, if recognized. It is reasonably possible that certain unrecognized tax benefits related to income tax examinations totaling $8,348 could be settled during the next twelve months.

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties as a component of income tax expense. We recognized potential interest associated with uncertain tax positions of $581 and $1,731 during the three and nine months ended September 30, 2009, respectively, and $648 and $2,062 during the three and nine months ended September 30, 2008, respectively. At September 30, 2009, we had $10,721 accrued for the payment of interest on uncertain tax positions. In accordance with ASC 805, to the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of interest expense.

Federal and State Income Tax Audits

Tax years 2005 through 2008 remain subject to examination by the federal tax authority. We have received notification that the Internal Revenue Service (“IRS”) has started an examination of tax year 2005. Tax years 1995 through 2008 remain subject to examination by state tax jurisdictions. We have received notification that the New Jersey Division of Taxation has started an examination of tax years 2004 through 2007.

At September 30, 2009, we have accrued $933 to reflect the expected federal tax liability (including interest) for the period from January 1, 2005 through December 21, 2005, the date of the sale of our former subsidiary, Trump Indiana, Inc. to Majestic Star Casino, LLC (“Majestic Star”), resulting from agreed upon IRS audit adjustments for 1996 through 2004. Additionally, we have accrued a liability of $574 related to the impact on state income taxes (including interest) resulting from agreed upon IRS audit adjustments for 1996 through December 21, 2005. In accordance with the terms of our Stock Purchase Agreement with Majestic Star, TER Holdings has retained the liability for expected federal and state income taxes (including interest) related to Trump Indiana for the tax years 1995 through December 21, 2005.

From 2002 through 2006, state income taxes for our New Jersey operations were computed under the alternative minimum assessment method. We have asserted our position that New Jersey partnerships were exempt from these taxes and, as such, have not remitted payments of the amounts provided. The New Jersey Division of Taxation has issued an assessment to collect the unpaid taxes for the tax years 2002 and 2003. At September 30, 2009, we have accrued $30,371 for taxes and interest relating to this alternative minimum tax assessment for 2002 and 2003, as well as the open years 2004 through 2006. We are currently in discussions with the New Jersey Division of Taxation regarding settlement of these assessments.

Potential Chapter 11 Case and Limited Partnership Abandonment Implications

If the Company’s debt is reduced or restructured as a result of the Chapter 11 Case, the Company anticipates that it would recognize “cancellation of indebtedness” income, and as a result, the Company could be required to reduce certain tax attributes such as net operating losses (“NOLs”) and the tax basis of its assets. Any such reduction could result in increased future tax liabilities for the Company. Additionally, the utilization of NOLs, if any, may be limited pursuant to Section 382 of the Internal Revenue Code.

Tax Distributions

TER Holdings’ partnership agreement requires distributions to its partners sufficient in amount to cover all federal, state and local income taxes incident to their ownership of TER Holdings, including special allocations of income, gains, losses, deductions and credits. TER Holdings made distributions of $680 for the nine months ended September 30, 2008. As of September 30, 2009, TER Holdings recorded distributions payable of $770.

(9)	Commitments and Contingencies

Casino Reinvestment Development Authority Obligations – Pursuant to the provisions of the Casino Control Act, we must either obtain investment tax credits, as defined in the Casino Control Act, in an amount equivalent to 1.25% of our gross casino revenues, as defined in the Casino Control Act, or pay an alternative tax of 2.5% of our gross casino revenues. Investment tax credits may be obtained by making qualified investments, as defined in the Casino Control Act, or by depositing funds which may be converted to bonds by the Casino Reinvestment Development Authority (“CRDA”), both of which bear interest at two-thirds of market rates resulting in a fair value lower than cost. Certain of our subsidiaries are required to make quarterly deposits with the CRDA to satisfy their investment obligations. We recognized expense of $916 and $2,586 during the three and nine months ended September 30, 2009, respectively, and $1,073 and $3,057 during the three and nine months ended September 30, 2008, respectively, to give effect to the below market interest rates associated with CRDA deposits and bonds. In addition, due to the receipt of proceeds which, as discussed below, were funded by certain of our CRDA deposits, we recognized income representing the reversal of previously recognized expense of $111 and $2,625 during the three and nine months ended September 30, 2009, respectively, and $1,421 during the three and nine months ended September 30, 2008.

During March 1999, Trump Taj Mahal, Trump Plaza, Trump Marina (collectively, the “Trump Entities”) and the CRDA entered into an Investment Agreement pursuant to which the Trump Entities agreed to donate $5,000 from certain of their CRDA deposits to establish a Housing Construction Financing Fund (the “Fund”). The Fund was established for a ten-year period and functioned as a supporting mechanism of the CRDA’s housing initiatives. At the end of the Fund’s ten-year term, the $5,000 donation was to be returned to the Trump Entities. During April 2009, we received $5,000 from the CRDA in accordance with the Investment Agreement.

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

The 2004 NJSEA Subsidy Agreement further provided for a moratorium until January 2009 on the conduct of casino gaming at any New Jersey racetrack and conditioned the donation of the CRDA funds upon the enactment and funding of the Casino Expansion Fund Act which made funds available, on a pro rata basis, to each of the Casinos for investment in eligible projects in Atlantic City approved by the CRDA. In September 2006, the CRDA approved the construction of the Chairman Tower at the Trump Taj Mahal as an eligible project and, pursuant to October 2006 agreements, authorized grants to our Atlantic City casinos in aggregate amounts of approximately $13,800 from the Atlantic City Expansion Fund (“ACEF”) and $1,575 from a separate Casino Capital Construction Fund (“CCCF”), both administered by the CRDA. During 2009, we received the remaining $2,879 of grant proceeds available to us from the ACEF and the remaining $299 of grant proceeds available to us from the CCCF.

The New Jersey Legislature amended the Casino Control Act, effective April 18, 2008, to permit the Casinos to deduct the amount of certain promotional gaming credits wagered at their slot machines in calculating the tax on gross gaming revenue. The amendment became operative upon the August 14, 2008 certification by the Chair of the New Jersey Casino Control Commission (“CCC”) to the State Treasurer that the Casinos and Casino Association of New Jersey (“CANJ”) had executed a new subsidy agreement with NJSEA for the benefit of the horse racing industry for $30,000 annually for a three-year period (“2008 NJSEA Subsidy Agreement”). In addition, the CCC adopted regulations effective September 22, 2008 which establish procedures by which the Casinos may implement the promotional gaming credit tax deduction.

The 2008 NJSEA Subsidy Agreement provides that the Casinos will pay the NJSEA $90,000 to be used solely for purse enhancements, breeder’s purses and expenses to establish off-track wagering facilities which it incurs through 2011. The payments will be made in eleven installments from September 29, 2008 through November 15, 2011 and will total $22,500 in 2008, $30,000 in each of 2009 and 2010 and $7,500 in 2011. Each Casino will pay a share equal to a percentage representing the gross gaming revenue it reported for the prior calendar year compared to that reported by all Casinos for that year. Our Atlantic City properties have estimated their portion of the industry obligation at approximately 21%.

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

CAFRA Agreement – Trump Taj Mahal received a permit under the Coastal Area Facilities Review Act (“CAFRA”) that initially required Trump Taj Mahal to begin construction of certain improvements on the Steel Pier by October 1992, which improvements were to be completed within 18 months of the commencement of construction. Trump Taj Mahal initially proposed a concept to improve the Steel Pier, the estimated cost of which was $30,000. Such concept was approved by the New Jersey Department of Environmental Protection, the agency which administers CAFRA. In March 1993, Taj Associates obtained a modification of its CAFRA permit providing for an extension of the required commencement and completion dates of the improvements to the Steel Pier for one year, which has been renewed annually, based upon an interim use of the Steel Pier as an amusement park. The pier sublease, pursuant to which Trump Taj Mahal leases the Steel Pier to an amusement park operator, terminates on December 31, 2010. The conditions of the CAFRA permit renewal thereafter are under discussion with the New Jersey Department of Environmental Protection.

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

Chapter 11 Case – As described in Note 1, on the Petition Date, the Debtors filed voluntary petitions in the Bankruptcy Court seeking relief under the Bankruptcy Code.

The Debtors continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. As debtors-in-possession, the Debtors are authorized to continue to operate as ongoing businesses, and may pay all debts and honor all obligations arising in the ordinary course of their businesses after the Petition Date. However, the Debtors may not pay creditors on account of obligations arising before the Petition Date or engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court, after notice and an opportunity for a hearing.

Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most litigation pending against the Debtors, are stayed. Other pre-petition contractual obligations against the Debtors generally may not be enforced. Absent an order of the Bankruptcy Court providing otherwise, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and other stakeholders, and approved by the Bankruptcy Court.

The Debtors have received approval from the Bankruptcy Court of their “first day” motions, which were filed as part of the Chapter 11 Case. Among other “first day” relief, the Debtors received approval to continue wage and salary payments and other benefits to employees as well as certain related pre-petition obligations; to continue to honor customer programs as well as certain related pre-petition customer obligations; and to pay certain pre-petition trade claims held by critical vendors. The Debtors intend to continue to pay their vendors and suppliers in the ordinary course of business for goods and services delivered post-petition.

Under the priority scheme established by the Bankruptcy Code, certain post-petition and secured or “priority” pre-petition liabilities need to be satisfied before general unsecured creditors and holders of the Debtors’ equity are entitled to receive any distribution. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to the claims and interests of each of these constituencies. Additionally, no assurance can be given as to whether, when or in what form unsecured creditors and holders of the Debtors’ equity may receive a distribution on such claims or interests.

Under the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions. Any description of an executory contract or unexpired lease in this Report, including where applicable our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under the Bankruptcy Code. As of the date of the filing of the Chapter 11 Case, virtually all pending litigation against the Debtors (including the actions described below) is stayed as to the Debtors, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against the Debtors.

As described in Note 1, on August 3, 2009, the Debtors filed with the Bankruptcy Court the Plan and the Disclosure Statement, which describes the procedures for the solicitation of votes as well as the Plan. Pursuant to the Plan, the Debtors’ second lien noteholders will receive a cash distribution of approximately $13.9 million. Unsecured creditors and equity holders will receive no distributions under the Debtors’ Plan and their claims and securities will be cancelled upon consummation of the Plan. The Plan provides for the consummation of the transactions contemplated by the Purchase Agreement, Commitment Letter and A&R Credit Agreement. As described in Note 1, on August 11, 2009, the Ad Hoc Committee filed the AHC Plan. See Note 1 for a description of the Purchase Agreement, Commitment Letter, A&R Credit Agreement and the AHC Plan. The Plan is subject to confirmation by the Bankruptcy Court, customary closing conditions and the consummation of the transactions contemplated by the Purchase Agreement, Commitment Letter and A&R Credit Agreement.

2005 Chapter 11 Case – Effective as of March 17, 2009, the Bankruptcy Court ordered that all of the remaining open cases pertaining to the 2005 Chapter 11 Case be closed.

On July 18, 2005, the Bankruptcy Court considered a motion brought by a certain group of persons alleging that they had held shares of THCR’s common stock on the record date for distributions under the 2005 Plan (and who subsequently sold their shares prior to the distribution date) but did not receive any distributions under the 2005 Plan, which they believe were wrongly made to the beneficial holders of THCR’s common stock on the distribution date. The movants had sought an order compelling us to make distributions to them under the 2005 Plan. After additional briefing and a court hearing with respect to the issue on October 8, 2005, the Bankruptcy Court denied the movants’ motion on February 17, 2006. The movants filed an appeal from the judgment entered in the Bankruptcy Court in favor of THCR. The movants appealed this motion to the United States District Court for the district of New Jersey. During April 2007, the United States District Court reversed the Bankruptcy Court’s denial and remanded the case back to the Bankruptcy Court for further consideration. In May 2007, we filed a notice of appeal to the United States Court of Appeals for the Third Circuit. By order dated November 5, 2008, the Court of Appeals affirmed the District Court’s order. While on remand in the Bankruptcy Court for further consideration in light of the District Court’s order, we filed a voluntary petition in the Bankruptcy Court on February 17, 2009, seeking relief under the provisions of chapter 11 of the Bankruptcy Code. As a result, the matter has been stayed pending the resolution of our bankruptcy proceedings. The Bankruptcy Court has ordered the movants act accordingly in the Chapter 11 Case with regard to their alleged claims.

Power Plant Litigation – On December 30, 2004, TER Development Company, LLC (“TER Development”) filed a complaint (the “Power Plant Litigation”) against Richard T. Fields, Coastal Development, LLC, Power Plant Entertainment, LLC, Native American Development, LLC, Joseph S. Weinberg and The Cordish Company (collectively, the “Power Plant Group”) in the Circuit Court of the 17th Judicial District for Broward County, Florida (the “State Court”), in which TER Development alleged that Power Plant Entertainment, LLC improperly obtained certain agreements with the Seminole Tribe of Florida for the development of gaming facilities in Hollywood and Tampa, Florida. TER Development has asserted claims for fraud, breach of fiduciary duty, conspiracy, violation of the Florida Deceptive and Unfair Trade Practices Act and interference with prospective business relationship as a result of the Power Plant Group’s actions. On April 17, 2008, the trial court ruled on the defendants’ numerous motions for summary judgment. The court denied the defendants’ motions as to TER Development’s claims against all defendants for fraud and conspiracy. The trial court granted the defendants’ motions for summary judgment as to TER Development’s claims for breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, interference with prospective business relationship and the claims under the Florida Deceptive and Unfair Trade Practices Act. The defendants seek no relief against TER Development other than claims for attorney’s fees and costs in the event that they prevail at trial.

On June 25, 2009, the Power Plant Group filed a motion with the Bankruptcy Court seeking to lift the automatic stay to recommence the Power Plant Litigation. On August 21, 2009, the Bankruptcy Court entered an order authorizing the parties to file a report as to the status of the proceedings. The Bankruptcy Court also ruled that the Power Plant Group’s attorney fee claims and abuse of process claims were prepetition claims (although any unaccrued malicious prosecution claims are not). Several defendants, who admit making a decision not to file proof of claims in Bankruptcy Court, have appealed the Bankruptcy Court’s ruling. In addition, as discussed below under “Trump Marina”, one of the defendants, Coastal Development, LLC and its affiliate, Coastal Marina, LLC, have filed an adversary complaint against the Debtors alleging claims arising from a failed prepetition settlement of the Power Plant Litigation. At the request of the Power Plant Defendants, on October 5, 2009, the State Court lifted the stay on the Power Plant Litigation and has scheduled the case to be tried during the three month trial period commencing September 27, 2010.

Trump Marina – As described in Note 3, on May 28, 2008, Trump Marina Associates, LLC (“Seller”) entered into the Marina Agreement to sell Trump Marina (the “Property”) to Coastal Marina, LLC (“Buyer”), an affiliate of Coastal Development, LLC (“Coastal”). Upon entering into the Marina Agreement, Buyer placed into escrow a $15,000 deposit toward the purchase price (the “Original Marina Deposit”). On October 28, 2008, the parties entered into an amendment to the Marina Agreement (the “Marina Amendment”) to modify certain terms and conditions of the Marina Agreement, including, but not limited to providing that Seller could terminate the Marina Agreement if the transaction did not close by May 28, 2009 and that the Original Marina Deposit held in escrow, together with any interest earned thereon, was released to Seller immediately and an additional $2,000 deposit was placed in escrow (the “Additional Marina Deposit”) for a total deposit towards the purchase price of $17,000. Coastal failed to consummate the transaction within the time provided under the Marina Amendment. On June 1, 2009, Seller delivered notice to Coastal that the Marina Agreement, as amended by the Marina Amendment, was terminated. On July 28, 2009, Buyer and Coastal filed an Adversary Complaint with the Bankruptcy Court, claiming they were fraudulently induced to enter the Marina Agreement, that the agreement was breached, and that these and other related claims gave rise to a right to the return of the Initial Marina Deposit, the Additional Marina Deposit, damages and other relief. On October 21, 2009, Buyer and Coastal filed an Amended Complaint adding Donald J. Trump and other parties as defendants, and adding additional allegations to the existing claims. We believe these claims are without merit.

(11)	Fair Value of Financial Instruments

The carrying amounts of financial instruments included in current assets and current liabilities approximate their fair values due to their short-term nature. The carrying amounts of Casino Reinvestment Development Authority bonds and deposits approximate their fair values as a result of allowances established to give effect to below-market interest rates.

The estimated fair values of other financial instruments at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2007 Credit Agreement	$485,063	$485,063	$488,757	$488,757
Senior Notes	1,248,969	131,142	1,248,969	152,999
Other long-term debt	7,380	7,380	6,124	6,124

The fair value of the 2007 Credit Agreement is shown as the carrying amount since the loans were issued and are held by two banks under common ownership and there is no trading activity on the 2007 Credit Agreement. The fair value of the Senior Notes is based on quoted market prices of the Senior Notes. The carrying amounts of our other long-term debt obligations approximate fair value.

(12)	Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification (“ASC”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the ASC is nonauthoritative. The Company has included references to authoritative accounting literature in accordance with the ASC. There are no other changes to the content of the Company’s financial statements or disclosures as a result of implementing the ASC.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165” or “ASC 855-10”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 became effective for the Company’s quarter ending June 30, 2009.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3” or “ASC 350-30”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC 805 and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption of the standard is prohibited. FSP 142-3 became effective for our fiscal year beginning January 1, 2009. The adoption of the standard did not have an effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161” or “ASC 810-10”). SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosures relating to: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133” or “ASC 815”), and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 became effective for our fiscal year beginning January 1, 2009. The adoption of SFAS 161 did not have an effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)” or “ASC 805”). SFAS 141(R) retained the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R), which is broader in scope than that of SFAS 141, which applied only to business combinations in which control was obtained by transferring consideration, applies the same method of accounting (the purchase method) to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141(R) also makes certain other modifications to SFAS 141. We are required to apply the provisions of SFAS 141(R) to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of SFAS 141(R) will have an effect on our consolidated financial statements if we were to acquire any companies in the future.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157” or “ASC 820”) which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2” or “ASC 820-10”), which delayed the effective date of SFAS 157 to our fiscal year beginning January 1, 2009 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Non-financial assets and non-financial liabilities for which we are required to apply the provisions of SFAS 157 include our intangible assets and long-lived assets measured at fair value under ASC 350 and ASC 360, respectively. We adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities and effective January 1, 2009 for non-financial assets and non-financial liabilities. The adoption of SFAS 157 did not have an effect our consolidated financial statements.

(13)	Condensed Consolidated Financial Statements of Debtors in Possession

In accordance with ASC 852, presented below are the condensed consolidated financial statements of the Debtors. Such financial statements have been prepared using standards consistent with the Company’s consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS, INC.

DEBTORS IN POSSESSION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

PERIOD FROM FEBRUARY 17, 2009 THROUGH SEPTEMBER 30, 2009

Revenues:
Gaming	$514,691
Rooms	62,244
Food and beverage	65,914
Other	28,789

671,638
Less promotional allowances	(158,583)

Net revenues	513,055

Costs and expenses:
Gaming	252,981
Rooms	13,665
Food and beverage	34,591
General and administrative	151,845
Corporate and other	10,749
Corporate - related party	1,312
Depreciation and amortization	32,881
Intangible and other asset impairment charges	556,733
Reorganization expense and related costs	25,882

1,080,639

Loss from operations	(567,584)

Non-operating income (expense):
Interest income	916
Interest expense	(96,466)
Income related to termination of Marina Agreement	15,196

(80,354)

Loss before income taxes	(647,938)
Income tax benefit	8,324

Net loss	(639,614)
Less: Net loss attributable to noncontrolling interest	151,739

Net loss attributable to Trump Entertainment Resorts, Inc.	$(487,875)

TRUMP ENTERTAINMENT RESORTS, INC.

DEBTORS IN POSSESSION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

PERIOD FROM FEBRUARY 17, 2009 THROUGH SEPTEMBER 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(639,614)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Deferred income taxes	(8,324)
Depreciation and amortization	32,881
Intangible and other asset impairment charges	556,733
Accretion of interest income related to property tax settlement	(501)
Amortization of deferred financing costs	101
Provisions for losses on receivables	10,371
Stock-based compensation expense	682
Valuation allowance - CRDA investments	(481)
Income related to termination of Marina Agreement	(15,196)
Non-cash reorganization expense	14,432
Changes in operating assets and liabilities:
Increase in receivables	(9,653)
Decrease in inventories	641
Increase in prepaid expenses and other current assets	(861)
Decrease in other assets	695
Increase in accounts payable, accrued expenses and other current liabilities	11,819
Increase in accrued interest payable	65,059
Decrease in other long-term liabilities	(2,820)

Net cash flows provided by operating activities	15,964

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(14,065)
Decrease in restricted cash	2,807
Purchases of CRDA investments	(5,104)
Proceeds from CRDA investments	8,178

Net cash flows used in investing activities	(8,184)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of term loan	(3,694)
Repayments of other long-term debt	(269)

Net cash flows used in financing activities	(3,963)

Net increase in cash and cash equivalents	3,817
Cash and cash equivalents at beginning of period	71,156

Cash and cash equivalents at end of period	$74,973

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Report contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC, or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct and there can be no assurance that the forward-looking statements contained in this Report, including with respect to the ultimate impact of the events occurring during the reorganization process, will be realized. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

For a more complete description of the risks that may affect our business, see our Annual Report on Form 10-K for the year ended December 31, 2008.

Overview

We own and operate the Trump Taj Mahal Casino Resort, Trump Plaza Hotel and Casino and the Trump Marina Hotel Casino in Atlantic City, New Jersey.

Financial Condition

Liquidity and Capital Resources

Recent Chapter 11 Case. On February 17, 2009, TER and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of New Jersey in Camden, New Jersey (the “Bankruptcy Court”) seeking relief under the provisions of chapter 11 of the United States Code (the “Bankruptcy Code”). These chapter 11 cases are being jointly administered under the caption In re: TCI 2 Holdings, LLC, et al Debtors, Chapter 11 Case Nos.: 09-13654 through 09-13656 and 09-13658 through 09-13664 (JHW) (the “Chapter 11 Case”).

We intend to maintain business operations through the reorganization process. On February 20, 2009, the Company obtained Bankruptcy Court approval to pay its vendors in the ordinary course of business. Our liquidity and capital resources, however, are significantly affected by the Chapter 11 Case. Our bankruptcy proceedings have resulted in various restrictions on our activities, limitations on financing and a need to obtain Bankruptcy Court approval for various matters. As a result of the filing of the Chapter 11 Case, the Debtors are not permitted to make any payments on pre-petition liabilities without prior Bankruptcy Court approval. However, the Debtors have been granted relief in order to continue wage and salary payments and other benefits to employees as well as other related pre-petition obligations; to continue to honor customer programs as well as certain related pre-petition customer obligations; and to pay certain pre-petition trade claims held by critical vendors. Under the priority schedule established by the Bankruptcy Code, certain post-petition and pre-petition liabilities need to be satisfied before general unsecured creditors and equity holders are entitled to receive any distribution. At this time, it is not possible to predict with certainty the effect of the Chapter 11 Case on our business or various creditors, or when we will emerge from these proceedings. Our future results depend upon our confirming and successfully implementing, on a timely basis, the Plan or the AHC Plan. The continuation of the Chapter 11 Case, particularly if the Plan or the AHC Plan is not timely approved or confirmed, could further adversely affect our operations.

The filing of the Chapter 11 Case constituted an event of default and therefore triggered repayment obligations under the $493.3 million senior secured facility entered into by the Company on December 21, 2007 (the “2007 Credit Agreement”) and the $1,250.0 million of Senior Secured Notes issued by TER Holdings and its wholly owned finance subsidiary, Trump Entertainment Resorts Funding, Inc. (“TER Funding”) on May 20, 2005 (the “Senior Notes”). As a result, all indebtedness outstanding under the Senior Notes and the 2007 Credit Agreement became automatically due and payable. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be approved by the Bankruptcy Court. Consequently, the Company has classified the indebtedness under the Senior Notes and the 2007 Credit Agreement within current liabilities in its Condensed Consolidated Balance Sheets.

On February 23, 2009, the Bankruptcy Court entered an order approving on an interim basis the terms pursuant to which the Debtors are permitted to use the cash collateral under the 2007 Credit Agreement. Such use was permitted in exchange for certain protections afforded to the lenders under the 2007 Credit Agreement.

As described in Note 1 to our Condensed Consolidated Financial Statements, on August 3, 2009, the Debtors filed with the Bankruptcy Court a joint chapter 11 plan of reorganization and a Disclosure Statement relating to the Plan. The Disclosure Statement describes the procedures for the solicitation of votes as well as the Plan. That same day, the Ad Hoc Committee filed the AHC Plan and AHC Disclosure Statement. See Note 1 for more information on the Plan and the AHC Plan.

General. Cash flows from the operating activities of our casino properties constitute our primary source of liquidity. We may need to obtain additional financing to meet all of our liquidity requirements and other obligations. Currently our liquidity and cash flow is affected by a variety of factors, many of which are outside of our control, including the current global economic distress, the tightening of the credit markets, as well as the downturn in the Atlantic City gaming market, regulatory issues, competition, and other general business conditions. We cannot assure you that we will possess sufficient liquidity to fund our operations and capital expenditures. There can be no assurance as to our ability to obtain sufficient financing and meet our obligations. We are currently financing our operations during our reorganization using our cash on hand. The challenges of obtaining financing are exacerbated by adverse conditions in the general economy and the current tightening in the credit market. These conditions and our Chapter 11 Case make it more difficult for us to obtain financing.

We are operating in an extremely challenging business environment. Cash flows provided by operating activities were $14.3 million during the nine months ended September 30, 2009 compared to $22.1 million during the nine months ended September 30, 2008. The decrease in our cash flow from operations is principally due to the decrease in gaming revenues partially offset by lower cash paid for interest as a result of not making the June 1, 2009 interest payment on the Senior Notes and changes in working capital requirements.

Cash flows used in investing activities were $21.6 million during the nine months ended September 30, 2009 compared to $117.8 million during the nine months ended September 30, 2008. Investing activities during 2009 include capital expenditures of $24.7 million, of which approximately $17.0 million related to the construction of the Chairman Tower, and $8.2 million of proceeds related to certain Casino Reinvestment Development Authority (“CRDA”) investments. Restricted cash decreased $2.8 million as cash collateral securing outstanding letters of credit was drawn. Investing activities during the nine months ended September 30, 2008 included capital expenditures of $152.5 million. Capital expenditures during the nine months ended September 30, 2008 included $114.1 million related to the construction of the Chairman Tower. The decrease in restricted cash during the nine months ended September 30, 2008 reflects the use of proceeds from borrowings which were restricted for expenditures associated with the construction of the Chairman Tower. During the nine months ended September 30, 2008, we capitalized $7.2 million of interest expense related to the construction of the Chairman Tower.

Our financing activities during the nine months ended September 30, 2009 include repayments of $3.7 million of our outstanding term loan and $0.3 million of capital lease obligations. During the nine months ended September 30, 2008, our cash flows provided by financing activities of $69.5 million consisted of $75.0 million in borrowings under our 2007 Credit Agreement, repayments of $3.3 million of our outstanding term loan and $1.6 million of our capital lease obligations. We also paid $0.7 million in partnership distributions to Mr. Trump during the nine months ended September 30, 2008.

At September 30, 2009, we had approximately $75.0 million in cash and cash equivalents and $485.1 million was outstanding under our 2007 Credit Agreement. We also had $1,249.0 million of Senior Notes outstanding. The filing of the Chapter 11 Case constituted an event of default or otherwise triggered repayment obligations under the Senior Notes and the 2007 Credit Agreement. As a result, all indebtedness outstanding under the Senior Notes and the 2007 Credit Agreement became automatically due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Debtors and the application of applicable bankruptcy law.

TER has minimal operations, except for its ownership of TER Holdings and its subsidiaries. TER depends on the receipt of sufficient funds from its subsidiaries to meet its financial obligations. The ability of our subsidiaries to make payments to TER Holdings may also be restricted by the New Jersey Casino Control Commission (“CCC”).

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

Analysis of Results of Operations

Our primary business activities are conducted by Trump Taj Mahal, Trump Plaza and Trump Marina. Our 2009 operating results continue to be affected by various factors including the effects of competition in adjoining states and a weakened economy. The following analyses of our results of operations should be read in conjunction with and give consideration to the following:

Gross Gaming Revenues. For the three months ended September 30, 2009, gross gaming revenues in the Atlantic City market (as reported to the CCC) decreased 12.1% due to an 11.2% decrease in slot revenues and a 14.1% decrease in table game revenues compared to the three months ended September 30, 2008. For the three months ended September 30, 2009, we experienced a 13.2% decrease in overall gross gaming revenues comprised of a 12.3% decrease in slot revenues and a 15.0% decrease in table game revenues compared to the prior-year period.

For the nine months ended September 30, 2009, gross gaming revenues in the Atlantic City market (as reported to the CCC) decreased 14.2% due to a 14.2% decrease in slot revenues and a 14.1% decrease in table game revenues compared to the nine months ended September 30, 2008. For the nine months ended September 30, 2009, we experienced a 13.7% decrease in overall gross gaming revenues comprised of a 14.0% decrease in slot revenues and a 13.2% decrease in table game revenues compared to the prior-year period.

Impairment Charges. We review our long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets might not be recoverable. Based upon the results of our testing, we recorded impairment charges totaling $536.2 million related to Trump Plaza’s and Trump Marina’s long-lived assets during the nine months ended September 30, 2009.

We review our indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if events or circumstances indicate that the value of those intangible assets might be impaired. As a result of the negative effects of the aforementioned factors on our operating results, we recognized intangible asset impairment charges related to Trump Taj Mahal and Trump Plaza trademarks totaling $20.5 million during the nine months ended September 30, 2009.

In connection with entering into the Marina Agreement, we recognized goodwill and other intangible asset impairment charges related to Trump Marina during the three months ended June 30, 2008. The intangible asset impairment charges totaled $20.9 million, of which $18.6 million related to Trump Marina trademarks and $2.3 million related to goodwill. In addition, during September 2008, we recognized a $45.0 million estimated loss on disposal to record Trump Marina’s assets held for sale at their estimated fair value less costs to sell reflecting the revised purchased price in connection with the Marina Amendment.

During the three months ended September 30, 2008, we determined that goodwill relating to Trump Taj Mahal and TER and trademarks relating to Trump Taj Mahal were impaired. As a result, we recognized goodwill impairment charges totaling $122.3 million, of which $76.2 million related to Trump Taj Mahal and $46.1 million related to TER and other intangible asset impairment charges of $7.5 million related to Trump Taj Mahal trademarks.

Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with Topic 852 – “Reorganizations” of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) (“ASC 852”) and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The ability of the Company, both during and after the Chapter 11 Case, to continue as a going concern is contingent upon, among other things; (i) the ability of the Company to generate cash from operations and to maintain adequate cash on hand; (ii) the resolution of the uncertainty as to the amount of claims that will be allowed; (iii) the ability of the Company to confirm the Plan under the Bankruptcy Code and obtain any debt and equity financing which may be required to emerge from bankruptcy protection; and (iv) the Company’s ability to achieve profitability. There can be no assurance that the

Company will be able to successfully achieve these objectives in order to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

The following table includes selected data of our casino properties and should be read with the following discussion of our results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Gaming revenues
Trump Taj Mahal	$122.7	$130.2	$342.5	$360.1
Trump Plaza	53.4	71.2	155.8	204.2
Trump Marina	45.2	52.9	127.1	160.2

Total	$221.3	$254.3	$625.4	$724.5

Net revenues
Trump Taj Mahal	$126.8	$125.9	$338.7	$352.9
Trump Plaza	55.1	72.4	153.7	200.6
Trump Marina	46.4	53.8	123.3	157.8

Total	$228.3	$252.1	$615.7	$711.3

Income (loss) from operations
Trump Taj Mahal	$20.4	$(61.8)	$20.5	$(35.8)
Trump Plaza	3.3	10.7	(355.0)	14.8
Trump Marina	4.3	(39.0)	(203.3)	(56.7)
Corporate and other	(9.0)	(51.3)	(36.2)	(71.5)

Total	$19.0	$(141.4)	$(574.0)	$(149.2)

Depreciation and amortization
Trump Taj Mahal	$10.2	$9.2	$30.8	$26.6
Trump Plaza	1.0	4.7	8.6	14.5
Trump Marina	0.6	—	1.0	6.4
Corporate and other	—	0.2	0.1	0.5

Total	$11.8	$14.1	$40.5	$48.0

Reorganization expense
Trump Taj Mahal	$—	$—	$4.6	$—
Trump Plaza	—	—	2.3	—
Corporate and other	4.6	—	21.3	—

Total	$4.6	$—	$28.2	$—

Comparison of Three-Month Periods Ended September 30, 2009 and 2008.

Trump Taj Mahal – Net revenues increased $0.9 million principally due to a $2.7 million increase in cash rooms revenue due to the opening of the Chairman Tower, a $1.1 million increase in entertainment revenue and a $0.9 million increase in cash food and beverage revenue. These increases were partially offset by a $4.5 million decrease in net gaming revenues. The decrease in net gaming revenues was primarily due to a $2.1 million decrease in slot revenue, net of promotional coin offers and a $2.4 million decrease in table games and other revenue. Table games revenue decreased principally due to a 12% decrease in table game play.

Before consideration of $83.7 million of goodwill and other intangible asset impairment charges during 2008, income from operations decreased $1.5 million due to a $2.4 million increase in operating costs and expenses partially offset by the increase in net revenues. Total operating costs and expenses increased principally due to: a $2.2 million increase in property taxes, resulting from the assessment of the Chairman Tower and the effect of the 2008 real estate revaluation completed by the City of Atlantic City during 2008; a $1.4 million increase in payroll and related costs; a $1.1 million increase in regulatory fees; a $1.0 million increase in depreciation expense, principally due to depreciation expense associated with the Chairman Tower; a $1.0 million increase in entertainment expenses and a $1.0 million increase in general and administrative expenses. These increases were partially offset by: a $1.9 million decrease in electricity and thermal energy costs; a $1.7 million decrease in advertising costs; a $1.5 million decrease in gaming taxes; and a $1.0 million decrease in promotional expenses.

Trump Plaza – Net revenues decreased $17.3 million due to a $17.8 million decrease in gaming revenues and a $0.7 million decrease in cash rooms, food and beverage revenue partially offset by a $1.3 million decrease in gaming promotional offers. Gaming revenues decreased due to a $9.0 million decrease in table games revenue and an $8.8 million decrease in slot revenue. The decrease in table games revenue was due to a significant decrease in table hold percentage and 19% decrease in table game play. Slot revenue decreased principally due to a 19% decrease in slot handle.

Income from operations decreased $7.4 million as the $17.3 million decrease in net revenues was partially offset by a $9.9 million decrease in operating expenses. The decline in operating expenses was primarily attributable to: a $3.7 million decrease in depreciation and amortization expense, principally due to the long-lived asset impairment charges recorded during the second quarter of 2009; a $2.0 million decrease in gaming taxes, due to lower gaming revenues; a $1.9 million decrease in payroll and related costs; a $1.3 million decrease in general and administrative expenses; a $1.2 million decrease in marketing and entertainment expenses; a $1.1 million decrease in promotional expenses; and a $1.0 million decrease in utility costs. These decreases were partially offset by a $1.3 million increase in property taxes due to the 2008 real estate revaluation completed by the City of Atlantic City during 2008 and an increase in provisions related to our CRDA investments, principally due to proceeds received during 2008 which were funded from certain of our CRDA investments.

Trump Marina – Net revenues decreased $7.4 million due to a $7.7 million decrease in gaming revenues and a $1.1 million decrease in cash food and beverage and other revenues partially offset by a $1.4 million decrease in gaming promotional offers. Gaming revenues decreased due to a $6.8 million decrease in slot revenue and a $0.9 million decrease in table games revenue. The decrease in slot revenue was principally due to an 18% decrease in slot handle.

Loss from operations before non-cash impairment charges recorded during the three months ended September 30, 2008, decreased $1.7 million due to the decrease in net revenues partially offset by a $5.7 million decrease in operating expenses. The decrease in operating expenses was principally due to: a $1.6 million decrease in promotional expenses; a $1.2 million decrease in marketing and entertainment costs; a $1.1 million decrease in payroll and related costs; a $1.0 million decrease in gaming taxes; and a $1.0 million decrease in utility costs. These decreases were partially offset by a $0.6 million increase in depreciation expense.

Corporate and Other – Corporate and other expenses excluding reorganization expenses in 2009 and transaction costs and intangible asset impairment charges associated with the Marina Agreement in 2008, decreased $0.4 million principally due to decreases in stock-based compensation expense, payroll and related costs and general and administrative expenses were partially offset by higher property taxes and insurance costs.

Interest Income – Interest income was $0.3 million during the three months ended September 30, 2009 compared to $0.8 million during the three months ended September 30, 2008 due to lower average invested cash and cash equivalents and interest rates.

Interest Expense – Interest expense increased $7.2 million to $39.0 million during the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Interest expense increased due to (i) higher average borrowings outstanding under the 2007 Credit Agreement, (ii) a $1.6 million decrease in capitalized interest as a result of the completion of the Chairman Tower and (iii) the accrual of default interest related to the past due December 1, 2008 and June 1, 2009 interest payments on the Senior Notes.

Provision for Income Taxes – There was no provision for income taxes related to our continuing operations for the three months ended September 30, 2009. The provision for income taxes related to our continuing operations for the three months ended September 30, 2008 includes a deferred tax benefit of $2.3 million reflecting the impact of a reduction in our net deferred tax liabilities as a result of intangible asset impairment charges.

Comparison of Nine-Month Periods Ended September 30, 2009 and 2008.

Trump Taj Mahal – Net revenues decreased $14.2 million principally due to a $17.6 million decrease in gaming revenues and a $2.4 million increase in gaming promotional offers partially offset by a $4.1 million increase in cash rooms, food and beverage and entertainment revenue and a $1.5 million decrease in other promotional offers. The decrease in gaming revenues was due to a $15.2 million decrease in slot revenue and a $2.4 million decrease in table games and other gaming revenue. The decrease in slot revenue resulted from an 8.1% decrease in slot handle. Table games revenue decreased principally due to a decrease in table game play.

Before consideration of $4.6 million of non-cash reorganization expense during 2009 and goodwill and other intangible asset impairment charges during 2009 and 2008, income from operations decreased $19.2 million due to the decrease in net revenues and a $5.0 million increase in operating costs and expenses. Total operating costs and expenses increased principally due to: a $5.0 million increase in provisions for doubtful accounts; a $4.2 million increase in depreciation expense, principally due to depreciation expense associated with the Chairman Tower; a $3.9 million increase in property taxes, resulting from the assessment of the Chairman Tower and the effect of the 2008 real estate revaluation completed by the City of Atlantic City during 2008; a $2.6 million increase in payroll and related costs; a $1.9 million increase in insurance costs; and a $1.6 million increase in regulatory fees. These increases were partially offset by: a $4.2 million decrease in electricity and thermal energy costs; a $2.9 million decrease in gaming taxes; a $2.7 million decrease in advertising costs; a $2.4 million decrease in marketing and entertainment costs; and a $1.8 million decrease in provisions related to our CRDA investments, principally due to the receipt of proceeds which were funded from certain of our CRDA investments.

Trump Plaza – Net revenues decreased $46.9 million principally due to a $48.4 million decrease in gaming revenues and a $3.5 million decrease in cash rooms, food and beverage and other revenue partially offset by a $5.0 million decrease in gaming promotional offers. The decrease in gaming revenues was due to a $28.3 million decrease in slot revenue and a $20.1 million decrease in table game revenue. The decrease in slot revenue was principally due to a 21% decrease in slot handle. Table game revenue decreased due to a significant decrease in hold percentage and a 17% decrease in table game play.

Before consideration of non-cash impairment charges and $2.3 million of non-cash reorganization expense, income from operations decreased $19.7 million as the $46.9 million decrease in net revenues was partially offset by a $27.2 million decrease in operating expenses. The decline in operating expenses was primarily attributable to: a $6.0 million decrease in depreciation due to the long-lived asset impairment charges recorded during the second quarter of 2009; a $5.8 million decrease in payroll and related costs; a $4.7 million decrease in gaming taxes due to lower gaming revenues; a $3.6 million decrease in marketing and entertainment expenses; a $2.9 million decrease in utility costs; a $2.7 million decrease in general and administrative expenses; and a $2.0 million decrease in costs of food, beverage and other sales.

Trump Marina – Net revenues decreased $34.5 million principally due to a $33.1 million decrease in gaming revenues. Gaming revenues decreased due to a $23.6 million decrease in slot revenue and a $9.5 million decrease in table games revenue. The decrease in slot revenue was principally due to a 21% decrease in slot handle. Table games revenue decreased due to a 29% decrease in table game play partially offset by an increase in hold percentage.

Loss from operations before long-lived asset impairment charges during the nine months ended September 30, 2009 and 2008 reflects (i) the previously mentioned decrease in net revenues and (ii) a $29.4 million decrease in operating costs and expenses principally due to: a $5.9 million decrease in promotional expenses; a $5.4 million decrease in payroll and related costs; a $5.4 million decrease in depreciation expense; a $3.3 million decrease in gaming taxes; a $2.9 million decrease in marketing and entertainment costs; a $2.7 million decrease in utility costs; and a $2.5 million decrease in cost of goods sold.

Corporate and Other – Corporate and other expenses excluding reorganization expenses in 2009 and transaction costs and intangible asset impairment charges associated with the Marina Agreement in 2008, decreased $2.8 million principally due to decreases in legal fees, stock-based compensation expense and payroll and related costs partially offset by an increase in insurance costs.

Interest Income – Interest income was $1.2 million during the nine months ended September 30, 2009 compared to $3.9 million during the nine months ended September 30, 2008 due to lower average invested cash and cash equivalents and interest rates.

Interest Expense – Interest expense increased $19.8 million to $117.1 million during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Interest expense increased due to (i) higher average borrowings outstanding under the 2007 Credit Agreement, (ii) a $7.2 million decrease in capitalized interest as a result of the completion of the Chairman Tower and (iii) the accrual of default interest related to the past due interest payments on the Senior Notes.

Provision for Income Taxes – We recorded an income tax benefit related to our continuing operations of $8.3 million and $8.5 million during the nine months ended September 30, 2009 and 2008, respectively, reflecting the impact of a reduction in our net deferred tax liabilities as a result of intangible asset impairment charges and the portion of the long-lived asset impairment charges relating to land.

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

Intangible Assets – We had approximately $35.4 million of intangible assets recorded on our balance sheet at September 30, 2009. We regularly evaluate our businesses for potential impairment indicators. Additionally, we perform impairment testing at least annually. Our judgments regarding the existence of impairment indicators are based on, among other things, pending sales of assets, the regulatory and competitive status, operational performance of each of our businesses, and financial market valuations of conditions surrounding our business entities and the gaming industry. Future events, such as the failure to meet or exceed our operating plans, increased competition, the enactment of increased gaming or tax rates, or changes in market valuations could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Property and Equipment – Our operations are capital intensive and we make capital investments at each of our properties in the form of maintenance capital and, from time to time, expansion and product enhancement capital. At September 30, 2009, we had approximately $1,142.9 million of net property and equipment recorded on our balance sheet. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimates of the useful lives are based on the nature of the assets as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record additional impairment charges for these assets.

TrumpONE Liability – Our unified player’s program, TrumpONE, allows customers to accumulate certain point-based rewards based on the volume of their gaming activity. TrumpONE customers may earn comp dollars redeemable for complimentary food, beverage and retail items and “cash-back points” which are redeemable in cash. Comp dollars and cash-back points accumulate over time and may be redeemed at the customer’s discretion under the terms of the program. Comp dollars and cash-back points are forfeited if a customer does not redeem earned rewards over a specified period of time. As a result of the ability of the customer to accumulate comp dollars and cash-back points, we accrue the associated expense, after giving effect to estimated forfeitures, as they are earned. At September 30, 2009, $2.2 million was accrued related to comp dollars and $1.6 million was accrued related to cash-back points earned under this program. Our accruals could be significantly affected if estimated forfeitures vary from historical levels or changes occur in the cost of providing complimentary food, beverage and retail items under the TrumpONE program. Management reviews our accruals for adequacy at the end of each reporting period.

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

Income Taxes – We are subject to income taxes in the United States and in several states. We account for income taxes, including our current, deferred and non-cash charge in lieu of tax provisions in accordance with ASC 740 – “Income Taxes.” The calculation of our income tax provision is complex and requires the use of estimates. Management reviews our provision for income taxes at the end of each reporting period. Additionally, our income tax returns are subject to examination by various taxing authorities. We regularly assess the potential outcomes of these examinations in determining the adequacy of our provision for income taxes and our income tax liabilities. Inherent in our determination of any necessary reserves are assumptions based on past experiences and judgments about potential actions by taxing authorities. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonable and foreseeable outcome related to uncertain tax matters. When actual results of tax examinations differ from our estimates, we adjust the income tax provision in the period in which the examination issues are settled.

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

(Dollars in millions)	Remainder of 2009	2010	2011	2012	2013	Therafter	Total
Fixed rate debt maturities	$1,249.0	$—	$—	$—	$—	$—	$1,249.0
Average interest rate	8.5%
Variable rate debt maturities	$485.1	$—	$—	$—	$—	$—	$485.1
Average interest rate	8.2%

As previously discussed, on February 17, 2009, the Company and certain of its subsidiaries filed the Chapter 11 Case. The filing of the Chapter 11 Case constituted an event of default and therefore triggered repayment obligations under the Senior Notes and 2007 Credit Agreement. As a result, all indebtedness outstanding under the Senior Notes and the 2007 Credit Agreement (which has a cross-default provision with the Senior Notes) became automatically due and payable. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be approved by the Bankruptcy Court. Consequently, the Company has classified the indebtedness under the Senior Notes and the 2007 Credit Agreement within current liabilities in its Consolidated Balance Sheets.

In addition, until such time as no event of default exists, (i) the interest rate on the Senior Notes increases by an additional 1% per annum in excess of the 8.5% interest rate on any overdue principal or interest relating to the Senior Notes (as of September 30, 2009, we are past due on our December 1, 2008 and June 1, 2009 interest payments) and (ii) the interest rate under the 2007 Credit Agreement increases by an additional 2% in excess of the otherwise applicable interest rate on amounts outstanding under the 2007 Credit Agreement.

We currently have no outstanding interest rate swaps. From time to time, we enter into interest rate swap agreements to change the proportion of fixed to variable rate debt within parameters established by management. In accordance with these parameters, the agreements are used to manage interest rate risks and cost inherent in our debt portfolio.

ITEM 4 and 4T. CONTROLS AND PROCEDURES

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

In addition to the other information set forth in this Report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10–K for the year ended December 31, 2008 (the “2008 Annual Report”). The risks described in our 2008 Annual Report, as updated by our quarterly reports on Form 10–Q, are not the only risks we face.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Purchase Agreement Amendment, dated as of October 5, 2009, among Trump Entertainment Resorts Holdings, L.P., Trump Entertainment Resorts, Inc., BNAC, Inc. and Donald J. Trump (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 13, 2009).

31.1	Certification by the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.3	Certification by the Chief Executive Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.4	Certification by the Chief Financial Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.5	Certification by the Chief Executive Officer of Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.6	Certification by the Chief Financial Officer of Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Executive Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of the Chief Financial Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.5	Certification of the Chief Executive Officer of Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.6	Certification of the Chief Financial Officer of Trump Entertainment Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUMP ENTERTAINMENT RESORTS, INC. (Registrant)

Date: November 6, 2009	By:	/s/ JOHN P. BURKE
John P. Burke Executive Vice President, Chief Financial Officer and Corporate Treasurer of Trump Entertainment Resorts, Inc.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P. (Registrant)

	By:	TRUMP ENTERTAINMENT RESORTS, INC., its general partner

Date: November 6, 2009	By:	/s/ JOHN P. BURKE
John P. Burke Executive Vice President, Chief Financial Officer and Corporate Treasurer of Trump Entertainment Resorts Holdings, L.P.

TRUMP ENTERTAINMENT RESORTS FUNDING, INC. (Registrant)

Date: November 6, 2009	By:	/s/ JOHN P. BURKE
John P. Burke Executive Vice President, Chief Financial Officer and Corporate Treasurer of Trump Entertainment Resorts Funding, Inc.

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1	Purchase Agreement Amendment, dated as of October 5, 2009, among Trump Entertainment Resorts Holdings, L.P., Trump Entertainment Resorts, Inc., BNAC, Inc. and Donald J. Trump (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 13, 2009).

31.1	Certification by the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.3	Certification by the Chief Executive Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.4	Certification by the Chief Financial Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.5	Certification by the Chief Executive Officer of Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.6	Certification by the Chief Financial Officer of Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Executive Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of the Chief Financial Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.5	Certification of the Chief Executive Officer of Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.6	Certification of the Chief Financial Officer of Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002