Form 10-K
period 2009-12-31
TRUMP ENTERTAINMENT RESORTS, INC.; TRUMP ENTERTAINMENT RESORTS HOLDINGS LP; TRUMP ENTERTAINMENT RESORTS FUNDING INC
filed 2010-03-19
CIK 943320, 943322, 943323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of Each Class	Name of Each Exchange on Which Registered
Trump Entertainment Resorts, Inc.	Common Stock, par value $0.001 per share	None
Trump Entertainment Resorts Holdings, L.P.	None	None
Trump Entertainment Resorts Funding, Inc.	None	None

Indicate by check mark if each registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Trump Entertainment Resorts, Inc.	Yes ☐ No ☒
Trump Entertainment Resorts Holdings, L.P.	Yes ☒ No ☐
Trump Entertainment Resorts Funding, Inc.	Yes ☒ No ☐

Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of large accelerated filer, accelerated filer, and smaller reporting company in Rule 12b-2 of the Exchange Act.

Trump Entertainment Resorts, Inc.
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒
Trump Entertainment Resorts Holdings, L.P.
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐
Trump Entertainment Resorts Funding, Inc.
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity of Trump Entertainment Resorts, Inc. held by non-affiliates as of June 30, 2009 was approximately $5,051,878, based upon the closing price of $0.17 for the common stock on the OTC Bulletin Board on that date. The aggregate market value of the voting and non-voting common equity of Trump Entertainment Resorts Funding, Inc. held by non-affiliates as of June 30, 2009 was $0. The common stock of Trump Entertainment Resorts, Inc. traded on the Nasdaq Global Market (formerly, the Nasdaq National Market System) from September 20, 2005 through February 26, 2009 under the ticker symbol “TRMP.”

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of March 18, 2010, there were 31,270,345 shares of common stock and 900 shares of class B common stock of Trump Entertainment Resorts, Inc. outstanding. As of March 18, 2010, there were 100 shares of common stock of Trump Entertainment Resorts Funding, Inc. outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

i

PART I

Item 1.	Business

In this Report, “TER” means Trump Entertainment Resorts, Inc., a Delaware corporation. The words “Company,” “we,” “us,” “our” and similar terms collectively refer to TER and its subsidiaries, including, but not limited to, Trump Entertainment Resorts Holdings, L.P., a Delaware limited partnership of which TER is the sole general partner and an indirect limited partner (“TER Holdings”), and Trump Entertainment Resorts Funding, Inc., a Delaware corporation wholly-owned by TER Holdings (“TER Funding”).

We are the successors to Trump Hotels & Casino Resorts, Inc., a Delaware corporation formed in 1995 (“THCR”), and its subsidiaries.

Recent Events

Chapter 11 Proceedings. On February 17, 2009 (the “Petition Date”), TER and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of New Jersey in Camden, New Jersey (the “Bankruptcy Court”) seeking relief under the provisions of chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). These chapter 11 cases are being jointly administered under the caption In re: TCI 2 Holdings, LLC, et al Debtors, Chapter 11 Case Nos.: 09-13654 through 09-13656 and 09-13658 through 09-13664 (JHW) (the “Chapter 11 Case”).

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

The Debtors have received approval from the Bankruptcy Court of their “first day” motions, which were filed as part of the Chapter 11 Case. Among other “first day” relief, the Debtors received approval to continue wage and salary payments and other benefits to employees as well as certain related pre-petition obligations; to continue to honor customer programs as well as certain related pre-petition customer obligations; and to pay certain pre-petition trade claims held by critical vendors. The Debtors intend to continue to pay vendors and suppliers in the ordinary course of business for goods and services delivered post-petition.

Under the priority scheme established by the Bankruptcy Code, certain post-petition and secured or “priority” pre-petition liabilities need to be satisfied before general unsecured creditors and holders of the Debtors’ equity are entitled to receive any distribution. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to the claims and interests of each of these constituencies. Additionally, no assurance can be given as to whether, when or in what form, unsecured creditors and holders of the Debtors’ equity may receive a distribution on such claims or interests.

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

For the duration of the Chapter 11 Case, our business is subject to the risks and uncertainties of bankruptcy. For example, the Chapter 11 Case could adversely affect our relationships with customers, suppliers and employees which, in turn, could adversely affect the going concern value of our business and of our assets. At this time, it is not possible to predict with certainty the effect of the Chapter 11 Case on our business or various creditors, or when we will emerge from bankruptcy. Our future results depend upon our confirming and successfully implementing, on a timely basis, a plan of reorganization. See “Item 1A. Risk Factors.”

The filing of the Chapter 11 Case constituted an event of default or otherwise triggered repayment obligations under the indenture governing the $1.25 billion 8.5% Senior Secured Notes due 2015 (the “Senior Notes”) issued by TER Holdings and TER Funding and the Company’s $493 million senior secured term loan agreement (the “2007 Credit Agreement”). As a result, all indebtedness outstanding under the Senior Notes and the 2007 Credit Agreement became automatically due and payable, subject to an automatic stay of any action to collect, assert or recover a claim against the Debtors and the application of applicable bankruptcy law.

On August 3, 2009, the Debtors filed their joint chapter 11 plan of reorganization with the Bankruptcy Court (as thereafter amended, the “Original Debtors’ Plan”) and the Disclosure Statement relating thereto (the “Original Debtors’ Disclosure Statement”). Following the termination of the Purchase Agreement, dated August 3, 2009 (as thereafter amended as of October 5, 2009), among TER, TER Holdings, BNAC, Inc. and Donald J. Trump (“Mr. Trump”) by Mr. Trump on November 16, 2009, and subsequent negotiations with their principal creditor constituencies, the Debtors decided to withdraw the Original Debtors’ Plan. Further, the Debtors decided to endorse and become co-proponents of the plan of reorganization proposed by the ad hoc committee (the “Ad Hoc Committee”) of the holders of the Senior Notes filed on August 11, 2009, and thereafter amended (the “AHC Plan”) and the Disclosure Statement relating thereto (the “AHC Disclosure Statement”). On December 24, 2009, the Debtors and the Ad Hoc Committee filed with the Bankruptcy Court a revised AHC Plan and revised AHC Disclosure Statement (as thereafter amended on January 5, 2010, the “Debtors/AHC Plan” and “Debtors/AHC Disclosure Statement”, respectively), reflecting the Debtors’ support of and co-proponent role with respect to such plan. On January 5, 2010, Beal Bank (formerly, Beal Bank S.S.B.) and Beal Bank of Nevada (together, “Beal Bank”) and Icahn Partners, L.P. and certain of its affiliates (“Icahn Partners”) filed a fourth amended joint plan of reorganization with the Bankruptcy Court (as thereafter amended on February 23, 2010, the “Beal/Icahn Plan”) and the Disclosure Statement relating thereto (the “Beal/Icahn Disclosure Statement”).

The following is a summary of the matters to occur pursuant to the Debtors/AHC Plan. This summary only highlights certain of the substantive provisions of the Debtors/AHC Plan and is not intended to be a complete description of, or a substitute for a full and complete reading of, the Debtors/AHC Plan. This summary is qualified in its entirety by reference to the full text of the Debtors/AHC Plan.

The key terms of the Debtors/AHC Plan are as follows:

•

a capital contribution of $225 million in new equity capital (in exchange for 70% of the new common stock in the reorganized Company) in the form of a rights offering to holders of the Senior Notes and general unsecured claims backstopped by members of the Ad Hoc Committee of the holders of the Senior Notes (the “Backstop Parties”) (who will receive 20% of the new common stock in the reorganized Company as a backstop fee in consideration for their agreement to provide such backstop);

•	$125 million repayment of the 2007 Credit Agreement and reinstatement of the balance of the loan on modified terms;

•

5% of the new common stock in the reorganized Company and warrants to purchase up to an additional 5% of such new common stock will be issued to Mr. Trump or his affiliates, which warrants will be exercisable for five years commencing on the effective date of the Debtors/AHC Plan at a price per share equivalent to the $1.25 billion principal amount of the Senior Notes plus all interest accrued thereon as of the petition date divided by the total number of shares of new common stock to be outstanding on the effective date;

•	a pro rata distribution of 5% of the new common stock in the reorganized Company to holders of Senior Notes and general unsecured claims; and

•	no recovery for old equity.

The following is a summary of the matters to occur pursuant to the Beal/Icahn Plan. This summary only highlights certain of the substantive provisions of the Beal/Icahn Plan and is not intended to be a complete description of, or a substitute for a full and complete reading of, the Beal/Icahn Plan. This summary is qualified in its entirety by reference to the full text of the Beal/Icahn Plan.

On February 18, 2010, Beal Bank and Icahn Partners filed a notice that the conditions to the rights offering under the Beal/Icahn Plan were not met, and therefore, it would not be consummated.

The key terms of the Beal/Icahn Plan are as follows:

•

because the conditions were not met and the rights offering is not being consummated, Beal Bank and Icahn Partners will receive new equity in satisfaction of their claims under the 2007 Credit Agreement;

•

a new $45 million debtor in possession facility is being offered to the Debtors by Icahn Partners to be entered into following the confirmation date, on terms and conditions reasonably acceptable to the Debtors and Icahn Partners, which will be converted into new equity in the reorganized Debtors;

•	a capital contribution of $80 million will be made by Icahn Partners on the effective date for new equity in the reorganized Debtors; and

•	no recovery for holders of the Senior Notes, general unsecured claims or old equity.

Both the Debtors/AHC Plan and the Beal/Icahn Plan provide that administrative expense claims and priority claims will be paid in full.

On February 23, 2010, a hearing before the Bankruptcy Court began for the confirmation of a plan of reorganization for the Chapter 11 Case. Both the Debtors/AHC Plan and the Beal/Icahn Plan are subject to confirmation by the Bankruptcy Court and customary closing conditions, including approval of the New Jersey Casino Control Commission.

On March 2, 2010, the Debtors and certain holders of the Senior Notes entered into a commitment letter providing for a $45 million senior secured debtor in possession notes facility (the “DIP Facility”). The borrowings under the DIP Facility would be conditioned upon confirmation of the Debtors/AHC Plan and would accrue interest on the outstanding principal amount thereof at a rate per annum equal to 10% payable on the earlier of the termination date or the date on which an event of default occurs. The maturity date of the DIP Facility would be the earliest of (a) six months from the closing date (or five months after the closing date if that certain Amended and Restated Backstop Agreement, dated December 11, 2009, among the Company and the Backstop Parties is not amended to extend the termination provisions thereunder), (b) the effective date of the Debtors/AHC Plan, (c) the date of confirmation of a plan of reorganization other than the Debtors/AHC Plan and (d) the acceleration of the loans and termination of the commitments. The borrowers would be subject to certain affirmative covenants as well as negative covenants. There are no financing or commitment fees required under the DIP Facility. This financing will help enable the Debtors to meet their anticipated expenses during their non-peak winter season.

On March 2, 2010, the Debtors filed a motion for entry of an order authorizing the incurrence of post-petition indebtedness with priority over administrative expenses and secured by liens on property of the estates pursuant to the DIP Facility, and approving the DIP Facility.

On March 10, 2010, the hearing before the Bankruptcy Court concluded and the outcome is pending the decision of the Bankruptcy Court. On March 24, 2010, the Bankruptcy Court will hear oral arguments regarding certain motions regarding the recharacterization of certain payments previously made to Beal Bank, certain amendments to the current cash collateral order and the Company entering into the DIP Facility.

Nasdaq Delisting. On February 17, 2009, TER received a notification from the Nasdaq Stock Market (“Nasdaq”) indicating that the Nasdaq staff had determined, in accordance with Nasdaq Marketplace Rules 4300, 4450(f) and IM-4300, that TER’s common stock, par value $0.001 per share (“TER Common Stock”) would be delisted from Nasdaq in light of the filing of the Chapter 11 Case, concerns about the residual equity interest of the existing listed security holders and concerns about TER’s ability to sustain compliance with all of Nasdaq’s listing requirements. Nasdaq trading in TER Common Stock was suspended on February 26, 2009. On March 13, 2009, Nasdaq filed a Form 25 with the SEC to complete the delisting. The delisting became effective at the opening of the trading session on March 23, 2009.

Donald J. Trump’s Abandonment of Limited Partnership Interests in TER Holdings. By letter dated February 13, 2009, Mr. Trump notified TER that he had abandoned any and all of his 23.5% direct limited partnership interest in TER Holdings and relinquished any and all rights under the Fourth Amended and Restated Agreement of Limited Partnership of TER Holdings (the “Partnership Agreement”) or otherwise with respect to TER Holdings and Mr. Trump’s limited partnership interest.

Resignation of Mr. Trump and Ivanka M. Trump. Pursuant to written letters of resignation dated February 13, 2009, Donald J. Trump and Ivanka M. Trump resigned as members of the Board of Directors of TER (the “Board”). Mr. Trump served as Chairman of the Board.

The Company

General. We own and operate three casino hotel properties in Atlantic City, New Jersey: Trump Taj Mahal Casino Resort (“Trump Taj Mahal”); Trump Plaza Hotel and Casino (“Trump Plaza”); and Trump Marina Hotel Casino (“Trump Marina”).

The following is a summary of our casino properties at December 31, 2009:

Casino Property	2009 Net Revenues (000s)	Number of Rooms/ Suites	Approximate Number of Gaming Tables	Approximate Number of Slot Machines
Trump Taj Mahal	$439,635	2,010	204	2,996
Trump Plaza	196,727	906	71	1,808
Trump Marina	155,787	728	71	1,815

Total	$792,149	3,644	346	6,619

Investor Information

We are a public company and are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, we file periodic reports and other information with the Securities and Exchange Commission (the “SEC”). Such reports and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Room 1580, Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other issuers that file electronically.

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

Our Corporate Governance Guidelines, Code of Business Conduct, Code of Ethics for Principal Officers and Directors, and the charters of our Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee and Executive Committee, are available free of charge on our website under the “Corporate Governance” section in the “Investor Relations” section.

In addition, we intend to use our website as a means of disclosing material non-public information and for complying with its disclosure obligations under Regulation FD. Such disclosures will be included on our website in the “Investor Relations” sections. Accordingly, investors should monitor such portions of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.

The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 about the disclosures contained in this Report are attached hereto and available on our website.

Business and Marketing Strategy

The Atlantic City destination gaming market has been substantially impacted by the national economic downturn. We have implemented the following initiatives to cope with this difficult economic period marked by record-low consumer confidence and the current competitive environment, while simultaneously making strategic investments in our business to improve our market position in the long-term.

We have targeted several initiatives that we believe will enhance our ongoing efforts to retain existing customers, increase trip frequency and acquire new customers. They are:

•

Revenue and yield management: We have placed significant emphasis on increasing cash revenue at our properties and managing our mix of cash and complimentary customers to yield the most profit from our overnight guests. Our efforts have focused on increasing hotel occupancy and revenue per available room, launching a new interactive marketing campaign and websites to appeal to the growing number of customers utilizing the internet to plan and reserve travel arrangements.

•

Cost containment: We have taken aggressive steps to streamline our operational expenses while building a corporate structure that reflects the size and structure of our business. Additionally, we have strategically realigned our operating structure to appropriately function within current business volumes during the economic downturn. These initiatives have resulted in significant cost savings at the property and corporate levels.

•

Marketing: Our overall marketing plan to unite our properties in order to be able to attract and retain customers based on increased offerings in our loyalty rewards program and available amenities included the successful launch of our cornerstone marketing program, TrumpONE. TrumpONE allows guests to earn and redeem complimentaries at each of our properties and, therefore, has substantially increased the range of options available to guests while also consolidating our databases for more effective consumer marketing efforts. We have completed the consolidation of our direct marketing, advertising and public relations functions in order to more effectively market our properties as a unified enterprise.

•

Customer service: As a result of our belief that providing a memorable, positive experience for our customers is a fundamental necessity of our business, we launched several customer service and satisfaction programs over the past three years designed to train and measure employees on simple service behaviors that can create a superior hospitality experience.

•

Capitalizing on facility innovation: Over the past several years, we engaged in a retheming and expansion capital program to make various improvements at our facilities, including the construction of the Chairman Tower at Trump Taj Mahal, the renovation of all hotel rooms at each of our properties and the retheming of our gaming floors at Trump Taj Mahal and Trump Plaza. We continue to utilize these enhancements as a basis for our marketing and advertising efforts. For more information on facility enhancements, see “Casino Properties” below.

Additionally, we have developable land at each of our casino properties, including:

•	11.4 acres at Trump Taj Mahal, including 3.5 unique acres on the Steel Pier;

•	3.5 acres at Trump Plaza; and

•	2 acres at Trump Marina, in addition to the capacity to build atop portions of the existing facility.

Casino Properties

Trump Taj Mahal Casino Resort. Trump Taj Mahal, located on the northern end of Atlantic City’s boardwalk (the “Boardwalk”), is located on 39.4 acres and features the new, 782-room Chairman Tower which includes 66 suites and 8 penthouse suites and the original 1,228-room hotel tower, which includes 243 suites and 7 penthouse suites. Trump Taj Mahal also features 16 dining locations, including Il Mulino New York, 5 cocktail lounges, and approximately 143,000 square feet of ballroom, meeting room and pre-function area space. The property also features approximately 162,000 square feet of recently renovated gaming space that includes approximately 204 table games (including poker tables), approximately 2,996 slot machines, a high-end gaming salon, an approximately 12,500 square-foot Poker, Keno and Race Simulcasting room and an Asian-themed table game area offering popular Asian table games. Trump Taj Mahal also features the following: an approximately 20,000 square foot multi-purpose entertainment complex known as the “Xanadu Theater,” with seating capacity for up to approximately 1,200 people, which can be used as a theater, concert hall, boxing arena or exhibition hall; the Casbah nightclub; the Mark G. Etess Arena, featuring approximately 63,000 square feet of exhibition and entertainment space which can accommodate over 5,000 people; and a health club, spa and fitness center with an indoor pool. Trump Taj Mahal also has a parking garage for approximately 6,750 cars, a 6 bay bus terminal and a roof-top helipad.

Trump Plaza Hotel and Casino. Trump Plaza is located at the center of the Boardwalk at the end of the Atlantic City Expressway (the main highway into the city) covering 10.9 acres with direct access to Boardwalk Hall (an entertainment and sporting venue owned and operated by the New Jersey Sports and Exposition Authority that can accommodate up to approximately 13,000 people). Trump Plaza features approximately 906 hotel rooms, including 140 suites, approximately 87,000 square feet of casino space with approximately 1,808 slot machines and approximately 71 table games. Amenities include approximately 18,000 square feet of conference space, an approximately 750-seat cabaret theater, two cocktail lounges, eleven dining locations, a players’ club, health spa, an indoor pool, a seasonal beach bar and restaurant and retail outlets. Trump Plaza’s parking garage can accommodate 13 buses and approximately 2,700 cars.

Trump Marina Hotel Casino. Trump Marina covers approximately 14 acres in Atlantic City’s marina district, overlooks the Senator Frank S. Farley State Marina and features a 27-story hotel with 728 guest rooms, including 157 suites, 97 of which are luxury suites. The casino offers approximately 79,000 square feet of gaming space, approximately 1,815 slot machines, approximately 71 table games and approximately 30,500 square feet of convention, ballroom and meeting space. Trump Marina also features an approximately 500-seat cabaret-style theater, a nightclub, a seasonal deck featuring dining and entertainment, four retail outlets, 8 dining locations, a cocktail lounge, players, club and a recreation deck with a health spa, outdoor pool, tennis courts, basketball courts, jogging track and a pool side snack bar. To facilitate access to the property, Trump Marina has a nine-story parking garage capable of accommodating approximately 3,000 cars. Trump Marina also has an 11 bay bus terminal and a roof-top helipad.

Competition

Atlantic City Market. The Atlantic City market primarily serves the New York-Philadelphia-Baltimore-Washington, D.C. corridor with nearly 30 million adults living within a three-hour driving radius. The Atlantic City market is the second largest gaming market in the United States, after Las Vegas. In 2009, the casinos in the Atlantic City market generated $3.9 billion in casino revenue. Our three casinos combined represent approximately 21% of the gaming positions and hotel rooms in the Atlantic City market and generate approximately 21% of the market gaming revenue.

Competition in Atlantic City is intense and continues to increase. Currently, the 11 casino hotels located in Atlantic City, including our three properties, compete with each other on the basis of customer service, quality and extent of amenities and promotional offers. For this reason, we and our competitors require substantial capital expenditures to compete effectively. Certain of our existing competitors in Atlantic City have recently completed significant room expansion projects and added other new amenities to their facilities. During early 2009, we completed the construction of the Chairman Tower, a 782-room hotel tower at the Taj Mahal, to remain competitive with these facilities.

Revel Entertainment Group (“Revel”) continues development on its approximate $2 billion mega resort located on a 20-acre, oceanfront site next to the Showboat Casino Hotel. During 2009, Revel announced that it would slow construction on the project until it secured long-term financing. Revel continues to seek financing for completion of the project and estimates that it could take up to 20 months to complete the project once it secures such financing. At this time we cannot ascertain when and if Revel’s project will be completed.

We believe that there are several other sites on the Boardwalk, in the marina district and possibly at Bader Field, a former airport located in Atlantic City, if that area is zoned for gaming, where casino hotels could be built in the future. Additionally, various applications for casino licenses have been filed and announcements with respect thereto have been made from time to time in these areas. Future developments and expansions could have a material adverse effect on our business and operations.

We cannot ascertain at this time the effects that any new projects could have on the Atlantic City gaming market. However, the added strength of these competitors and resulting economies-of-scale could diminish our market share in the market in which we compete.

Pennsylvania. In July 2004, the Pennsylvania legislature enacted the Race Horse Development and Gaming Act which authorizes the Control Board to permit a total of up to 61,000 slot machines in up to fourteen different licensed locations in Pennsylvania, seven at racetracks (each with up to 5,000 slot machines), five at slot parlors (two in Philadelphia, one in Pittsburgh and two elsewhere, each with up to 5,000 slot machines) and two at established resorts (each with up to 500 slot machines). Three of the racetrack sites, Pocono Downs, Parx Casino and Chester Downs and three slot parlors, two in Philadelphia and one in Bethlehem, are located in our market area. Slot machine operations commenced in late 2006 at the racetracks and in May 2009 at the slot parlor in Bethlehem. As of early 2010, approximately 12,000 slot machines were operating at these locations. One of the Philadelphia slot parlors commenced construction in October 2009 and is expected to open in mid-2010 with approximately 1,700 slot machines. In February 2010, Wynn Resorts announced that it had entered into a letter of intent to develop and operate the other Philadelphia facility. The transaction is contingent on approval from Pennsylvania gaming regulators.

In January 2010, table game legislation was signed into Pennsylvania law which allows up to 250 table games at each of the twelve larger authorized casinos and up to 50 table games at each of the remaining two smaller authorized casinos. Pennsylvania gaming regulators expect that table games will become operational by mid-2010.

When fully operational, the Philadelphia area locations could operate up to 15,000 slot machines and 750 table games. Competition from the Pennsylvania area casinos that are currently operational has adversely impacted Atlantic City casinos, including our casinos. We believe that the recently enacted table game legislation and the potential opening of additional casinos could further adversely impact Atlantic City casinos, including our casinos.

New York. Pursuant to legislation enacted in 2001, the Division of the Lottery of the State of New York is authorized to permit the installation of video lottery terminals (“VLTs”) at various horse racing facilities in New York. During 2004, VLT operations commenced at four upstate and western New York racetracks and at a racetrack in Sullivan County, which operates 1,500 VLTs and is considerably closer (approximately 95 miles) to Manhattan. The VLT facility at Yonkers Raceway opened in late 2006 and now operates 5,300 VLTs. The State of New York continues to seek bids for a license to operate a new casino at the Aqueduct Racetrack in Queens, New York. Additionally, at various times there have been discussions about allowing VLTs at the Belmont racetrack. These locations are less than fifteen miles from Manhattan.

The 2001 legislation also authorized the Governor of New York to negotiate compacts authorizing the operation of up to six Native American casino facilities including slot machine gaming. A compact negotiated in 2002 authorized three such facilities located in the western part of New York and outside of our primary market area. The remaining three Native American casinos, if developed, are required by law to be located in either Sullivan County or Ulster County, adjoining counties approximately 100 miles northwest of Manhattan. Competition from the VLT facilities at Aqueduct Racetrack and Yonkers Raceway and from potential Native American casinos as may be authorized and operated in Sullivan or Ulster County could adversely impact Atlantic City casinos, including our casinos.

Meadowlands Racino. In April 2004, the Atlantic City casinos executed an agreement with the New Jersey Sports and Exposition Authority (“NJSEA”) which owns and operates two of the four New Jersey horse race tracks, including the Meadowlands race track. The agreement provides that annual payments made by the casinos to the NJSEA in each of 2004 through 2008 in order to subsidize horse racing would serve as consideration for a moratorium on the conduct of casino gaming, including VLTs at any New Jersey race track until January 2009.

In August 2008, the Atlantic City casinos executed a new agreement with the NJSEA (the “2008 NJSEA Subsidy Agreement”). The 2008 NJSEA Subsidy Agreement provides that substantial annual payments made by the casinos to the NJSEA in 2008 through 2011 in order to subsidize horse racing would establish a moratorium on the conduct of casino gaming, including VLTs at any New Jersey race track until December 31, 2011.

Maryland. In November 2008, Maryland voters passed a referendum to allow 15,000 slot machines at five locations across that state. As of early 2010, the State of Maryland has awarded licenses for three of the five locations. The three operators which were awarded the licenses plan to operate a total of approximately 7,050 slot machines. The State of Maryland has indicated it is targeting to have the first slot parlors open by 2011. In January 2010, a bill was introduced for a November referendum to legalize table games. Customers from the Baltimore-Washington D.C. area are not a significant contributor to our revenues currently; however, we believe additional competition in the Northeastern United States could have an adverse effect on our business.

Delaware. We compete with Delaware primarily for gaming customers from the Southern New Jersey, Southern Pennsylvania and Delaware regions. During August 2009, the U.S. Court of Appeals for The Third Circuit declared that a plan to allow sports betting by the State of Delaware violated federal law and that any sports betting at Delaware’s three casinos must be limited to three-game or more parlay bets on professional football games. During January 2010, a bill was signed into law that allows table games at each of the three casinos. It is expected that table games will become operational by mid-2010. While Atlantic City’s casinos currently offer table games, we currently are not permitted to offer sports betting. We believe the introduction of table games and sports betting in Delaware could have an adverse effect on our business.

Native American Tribes. Our properties also face considerable competition from casino facilities operated by federally recognized Native American tribes, such as Foxwoods Resort Casino in Ledyard, Connecticut and Mohegan Sun Casino Resort in Uncasville, Connecticut. Both of these properties recently completed expansion projects. Pursuant to the Indian Gaming Regulatory Act (the “IGRA”), which was passed by Congress in 1988, any state that permits casino-style gaming, even if only for limited charity purposes, is required to negotiate gaming compacts with federally recognized Native American tribes. Under the IGRA, Native American tribes enjoy comparative freedom from regulation and taxation of gaming operations, which provides them with an advantage over their competitors, including our properties.

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

Regulatory and Licensing

Gaming Regulation. The gaming industry is highly regulated, and we must maintain our casino licenses and pay gaming taxes to continue our gaming operations. Each of our casinos is subject to extensive regulation under the statutes and regulations of the State of New Jersey. During June 2007, the New Jersey Casino Control Commission (the “CCC”) renewed our licenses to operate Trump Taj Mahal, Trump Plaza and Trump Marina until June 2012. Also, since February 2004, we have been a registered publicly traded corporation with the Nevada Gaming Control Board (the “NGCB”) under the Nevada Gaming Control Act and are subject to the licensing and regulatory control of the Nevada Gaming Commission, the NGCB and the Clark County Liquor and Gaming Licensing Board. These statutes and regulations generally concern the financial stability of the casino licensee, the good character of the owners, managers and employees and of other persons with financial interests in the gaming operations (including those with certain ownership levels of a casino licensee’s securities) and the procedures and controls which govern those gaming operations. A more detailed description of New Jersey and Nevada laws and regulations to which we are subject is contained in Exhibit 99.1 to this Report and is incorporated by reference herein. Gaming operations that we may undertake in the future in other jurisdictions will also subject us and such operations to regulations by such other jurisdictions.

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

Pursuant to the provisions of the New Jersey Casino Control Act, we must either obtain investment tax credits in an amount equivalent to 1.25% of our gross casino revenues, as defined in the New Jersey Casino Control Act, or pay an alternative tax of 2.5% of our gross casino revenues. Investment tax credits may be obtained by making qualified investments, or by depositing funds which may be converted to bonds by the Casino Reinvestment Development Authority (“CRDA”). Certain of our subsidiaries are required to make quarterly deposits with the CRDA to satisfy their investment obligations.

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

On April 15, 2007, an ordinance in Atlantic City became effective which extended smoking restrictions under the New Jersey Smoke-Free Air Act. This ordinance mandated that casinos restrict smoking to designated areas of up to 25% of the casino floor. During April 2008, Atlantic City’s City Council unanimously approved an amendment to the ordinance, banning smoking entirely on all casino gaming floors and casino simulcasting areas, but allowing smoking in separately exhausted, non-gaming, smoking lounges. The amendment to the ordinance became effective on October 15, 2008, however, on October 27, 2008, Atlantic City’s City Council voted to postpone the full smoking ban for at least one year due to, among other things, the weakened economy and increased competition in adjoining states. The postponement of the full smoking ban became effective on November 16, 2008. In December 2009, Atlantic City’s City Council announced that it would not consider a full smoking ban in casinos until at least the end of 2011.

We believe that these bans on smoking within indoor public places and for casino and casino simulcasting areas have adversely affected the Atlantic City casinos, including our casinos.

In addition, bills are pending in the New Jersey Senate and Assembly which, if enacted, would repeal the gaming area exemption from the smoking ban provided for in the New Jersey Smoke-Free Air Act. This proposed ban on smoking in the casino and casino simulcasting areas could adversely affect the Atlantic City casinos, including our casinos.

CAFRA Agreement. Trump Taj Mahal received a permit under the Coastal Area Facilities Review Act (“CAFRA”) (which is included as a condition of the Trump Taj Mahal’s casino license) that initially required Trump Taj Mahal to begin construction of certain improvements on the Steel Pier by October 1992, which improvements were to be completed within 18 months of the commencement of construction. Trump Taj Mahal initially proposed a concept to improve the Steel Pier, the estimated cost of which was $30 million. Such concept was approved by the New Jersey Department of Environmental Protection, the agency which administers CAFRA. In March 1993, Taj Associates obtained a modification of its CAFRA permit providing for an extension of the required commencement and completion dates of the improvements to the Steel Pier for one year, which has been renewed annually, based upon an interim use of the Steel Pier as an amusement park. The pier sublease, pursuant to which Trump Taj Mahal leases the Steel Pier to an amusement park operator, terminates on December 31, 2010. The conditions of the CAFRA permit renewal thereafter are under discussion with the New Jersey Department of Environmental Protection.

Employees and Labor Relations

Number of Employees. The table below sets forth the approximate number of our full-time equivalent employees working at our properties as of December 31, 2009:

Property	Number of Full-Time Equivalent Employees
Trump Taj Mahal	2,800
Trump Plaza	1,500
Trump Marina	1,200

Total	5,500

Collective Bargaining Agreements. Certain of our casino hotel employees are subject to collective bargaining agreements. Approximately 2,893 of our employees are covered by a collective bargaining agreement with Local 54, UNITE-HEREIU (Hotel Employees and Restaurant Employees International Union) which is effective September 15, 2009 and expires on September 15, 2011. Approximately 185 of our employees are covered by a collective bargaining agreement with the International Union of Operating Engineers, Local 68 which was effective May 1, 2006 and expires on April 30, 2011. Approximately 70 of our employees are covered by a collective bargaining agreement with the United Brotherhood of Carpenters and Joiners of America, Local 623 which was effective May 1, 2006 and expires on April 30, 2011. Approximately 18 of our employees are covered by a collective bargaining agreement with the International Union of Painters & Allied Trades, District Council 711 which was effective May 1, 2006 and expires on April 30, 2011. Approximately 30 of our employees are covered by a collective bargaining agreement with the International Alliance of Theatrical Stage Employees, Local 917 which was effective July 1, 2006 and expires on June 30, 2011. Approximately 8 of our employees are covered by a collective bargaining agreement with the International Brotherhood of Teamsters, Local 331 which was effective March 1, 2008 and expires on March 31, 2011. A certification election requesting representation by the United Auto Workers for dealers at Trump Plaza occurred on March 31, 2007. The majority of dealers elected to be represented by the United Auto Workers. Objections were filed by the Company contesting the outcome of the election. The objections are currently being considered by the U.S. Court of Appeals for The District of Columbia Circuit and the election results have yet to be certified. A certification election requesting representation by the United Auto Workers for dealers at Trump Marina was held on May 11, 2007. The majority of dealers elected not to be represented by the United Auto Workers. United Auto Workers filed objections to the election. On February 17, 2009, the National Labor Relations Board in Washington, D.C. ruled that another election should be held. On March 6, 2009, the Company filed a petition with the U.S. Court of Appeals for The District of Columbia Circuit for further review of the unfair labor practices. The election is being held in abeyance until the unfair labor practices petition is remedied. We believe that we have established productive and professional relationships with all of our collective bargaining partners as well as our represented and unrepresented employees.

Licensing Requirements. Certain of our employees are required to be licensed by, or registered with, the CCC, depending upon the nature of their employment. Casino employees are subject to more stringent licensing requirements than non-casino employees, and are required to meet applicable standards pertaining to such matters as financial responsibility, good character, ability, casino training, experience and in-state residency. These regulations have resulted in significant competition for eligible employees.

Seasonality

Our cash flows from operating activities are seasonal in nature. Spring and summer are traditionally the peak seasons for our properties, with autumn and winter being non-peak seasons. Consequently, our operating results for the quarters ending in March and December are not historically as profitable as the quarters ending in June and September. Any excess cash flow achieved from operations during peak seasons is used to subsidize non-peak seasons. Performance in non-peak seasons is usually dependent on favorable weather and a long-weekend holiday calendar. In the event that we are unable to generate excess cash flows in one or more peak seasons, we may not be able to subsidize non-peak seasons, if necessary.

Item 1A.	Risk Factors

Our business is subject to a number of risks. You should carefully consider the following risk factors, together with all of the other information included or incorporated by reference in this annual report. The risks set out below are not the only risks we face. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected.

Chapter 11 Case.

On February 17, 2009, TER and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed for protection under the Bankruptcy Code and commenced the Chapter 11 Case. During the Chapter 11 Case, our operations are subject to the risks and uncertainties associated with bankruptcy, including, but not limited to, the following:

•

Difficulties of operating our properties while attempting to reorganize our business in bankruptcy may make it more difficult to maintain and promote our facilities and attract customers to our facilities.

•	Our vendors and service providers may require stricter terms and conditions.

•	Substantial costs for professional fees and other expenses.

•	Adverse affect on our ability to maintain our gaming licenses.

•

Inability to continue to grow our business through acquisitions and restrictions on our ability to pursue other business strategies. Among other things, the Bankruptcy Code limits our ability to incur additional indebtedness, make investments, sell assets, consolidate, merge or sell or otherwise dispose of all or substantially all of our assets or grant liens. These restrictions may place us at a competitive disadvantage.

•	Adverse affect on our ability to maintain, expand, develop and remodel our properties.

•

Transactions by the Debtors outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.

•	We may not be able to obtain Bankruptcy Court approval or such approval may be delayed with respect to actions we may seek to undertake in the Chapter 11 Case.

•

We may be unable to retain and motivate key executives and employees through the process of reorganization, and we may have difficulty attracting new employees. In addition, so long as the Chapter 11 Case continues, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on business operations.

•

We may need to obtain additional financing to fund our operations and capital expenditures. There can be no assurance as to our ability to obtain sufficient financing. We are currently financing our operations during our reorganization using cash on hand. We have signed a commitment letter with certain of the holders of Senior Notes to provide a $45 million DIP Facility. Borrowings under the DIP Facility will be conditioned upon confirmation of the Debtors/AHC Plan and Bankruptcy Court approval. If the Debtors/AHC Plan is confirmed by the Bankruptcy Court, we will receive $100 million in available funds upon emergence to fund our operations and capital expenditures, as well as to repay any borrowings under the DIP Facility. Under the Beal/Icahn Plan, upon a final confirmation order, Icahn Partners would provide us with a $45 million debtor in possession loan. Such debtor in possession loan would, on the effective date, convert to new equity in the reorganized Debtors. In addition, Icahn Partners has agreed to make an equity contribution of $80 million on the effective date in exchange for new equity in the reorganized Debtors. The challenges of obtaining financing are exacerbated by adverse conditions in the general economy and the tightening in the credit markets, making it more difficult for us to obtain financing.

•

There can be no assurance that we will be able to successfully execute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 Case that are acceptable to the Bankruptcy Court and the Debtors’ creditors and other parties in interest.

•	Even assuming a successful emergence from chapter 11, there can be no assurance as to the overall long-term viability of our business.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise in accordance with the Bankruptcy Code, pre-petition liabilities and post-petition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan of reorganization. It should be noted that under either the Debtors/AHC Plan or the Beal/Icahn Plan, there will be no distribution to stockholders. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 Case to each of these constituencies or what types or amounts of distributions, if any, they would receive. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by equity holders and notwithstanding the fact that equity holders do not receive or retain any property on account of their equity interests under the plan of reorganization. Presently, we do not believe that there will be any meaningful recovery, or any recovery at all, for holders of TER Common Stock.

Our audited consolidated financial statements have been prepared assuming that we will continue as a going concern. However, the report of our independent registered public accounting firm on the financial statements of the Company as of and for the year ended December 31, 2009 includes an explanatory paragraph describing the existence of substantial doubt about the ability of our Company to continue as a going concern.

Our ability to continue as a going concern is contingent upon, among other things: (1) our ability to generate cash from operations and to maintain adequate cash on hand; (2) the resolution of the uncertainty as to the amount of claims that will be allowed; (3) our ability to confirm a plan of reorganization under the Bankruptcy Code and obtain any debt and equity financing which may be required to emerge from bankruptcy protection; and (4) our ability to achieve profitability.

Nasdaq Deslisting.

Effective February 26, 2009, Nasdaq delisted TER Common Stock from trading. Negative implications may be associated with the delisting, including potential loss in confidence in our Company by suppliers, customers and employees and the loss of institutional investor interest in TER Common Stock as a result of the delisting.

Current conditions in the global markets and general economic pressures may adversely affect consumer spending and our business and results of operations.

Our performance depends on the impact of economic conditions on levels of consumer spending. As a result of the present weak economic conditions in the United States, Europe and much of the rest of the world, the uncertainty over the duration of such weakness and the prospects for recovery, consumers are continuing to curb discretionary spending, which is having an effect on our business. An extended duration or deterioration in current economic conditions could have a further material adverse impact on our financial condition and results of operations.

To operate our business and ultimately to restructure our capital structure, we will require a significant amount of cash.

Our ability to satisfy our obligations and fund capital expenditures will depend on our ability to generate cash in the future, which is, in part, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. The risk is heightened by the fact that our current operations are in a single market. While additional cash for operations and capital expenditures will be provided under either plan of reorganization, we cannot assure you that our business will generate sufficient cash flow from operations or that future financing will be available to us in an amount sufficient to enable us to operate our business and restructure our business. These challenges are exacerbated by adverse conditions in the general economy and the tightening in the credit market. Our Chapter 11 Case makes it more difficult for us to obtain financing or generate cash.

Our industry is intensely competitive.

The gaming industry is highly competitive and is expected to become more competitive in the future. New entrants to the Atlantic City market have announced plans to develop casinos in the future. We also face competition from other forms of legalized gaming, such as state sponsored lotteries, racetracks, off-track wagering and video lottery and video poker terminals. In addition, online gaming, despite its illegality in the United States, is a growing sector in the gaming industry. We are unable to assess the impact that online gaming will have on our operations in the future and there is no assurance that the impact will not be materially adverse.

The filing of the Chapter 11 Case may have an adverse impact on our ability to compete.

Our success could depend upon the success of our strategic capital expenditure plan.

Many of our existing competitors in Atlantic City have recently completed significant development projects. We have completed a strategic capital expenditure plan at each of our properties, which included the construction of the Chairman Tower at Trump Taj Mahal. From time to time, capital expenditures, such as room refurbishments, amenity upgrades and new gaming equipment, are necessary to enhance the competitiveness of our properties. Our ability to successfully compete will also be dependent upon our ability to develop and implement effective marketing campaigns. To the extent we are unable to successfully develop and implement these types of marketing initiatives, we may not be successful in competing in our markets.

Gaming is a regulated industry and changes in the law could have a material adverse effect on our operations. See “Business—Regulatory and Licensing.”

Gaming in New Jersey is regulated extensively by federal and state regulatory bodies, including the New Jersey Casino Control Commission (the “CCC”) and state and federal taxing, law enforcement and liquor control agencies. We and several of our officers and other qualifiers have received the licenses, permits and authorizations required to operate our properties. Failure to maintain or obtain the requisite casino licenses would have a material adverse effect on our business.

During June 2007, the CCC renewed our licenses to operate Trump Taj Mahal, Trump Plaza and Trump Marina until June 2012.

If new gaming regulations are adopted in the jurisdictions in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals have been introduced by the legislature of New Jersey that, if enacted, could adversely affect the tax, regulatory, operations or other aspects of the gaming industry and our financial performance. Legislation of this type may be enacted in the future.

Pennsylvania, New York and other nearby states have enacted gaming legislation that may harm us, and other states may do so in the future.

In July 2004, the Pennsylvania legislature enacted the Race Horse Development and Gaming Act which authorizes the Control Board to permit a total of up to 61,000 slot machines in up to fourteen different licensed locations in Pennsylvania, seven at racetracks (each with up to 5,000 slot machines), five at slot parlors (two in Philadelphia, one in Pittsburgh and two elsewhere, each with up to 5,000 slot machines) and two at established resorts (each with up to 500 slot machines). Three of the racetrack sites, Pocono Downs, Parx Casino and Chester Downs and three slot parlors, two in Philadelphia and one in Bethlehem, are located in our market area. Slot machine operations commenced in late 2006 at the racetracks and in May 2009 at the slot parlor in Bethlehem. As of early 2010, approximately 12,000 slot machines were operating at these locations. One of the Philadelphia slot parlors commenced construction in October 2009 and is expected to open in mid-2010 with approximately 1,700 slot machines. In February 2010, Wynn Resorts announced that it had entered into a letter of intent to develop and operate the other Philadelphia facility. The transaction is contingent on approval from Pennsylvania gaming regulators.

In January 2010, table game legislation was signed into Pennsylvania law which allows up to 250 table games at each of the twelve larger authorized casinos and up to 50 table games at each of the remaining two smaller authorized casinos. Pennsylvania gaming regulators expect that table games will become operational by mid-2010.

In 2001, the New York Legislature authorized the installation of VLTs at various horse racing facilities in New York. The VLT facility at Yonkers Raceway opened in late 2006 and now operates 5,300 VLTs. The State of New York continues to seek bids for a license to operate a new casino at the Aqueduct Racetrack in Queens, New York. Additionally, at various times there have been discussions about allowing VLTs at the Belmont racetrack. These locations are less than fifteen miles from Manhattan. The 2001 legislation also authorized the Governor of New York to negotiate compacts authorizing the operation of up to six Native American casino facilities, including slot machines. Three have now been located in the western part of New York and outside of our primary market area but the remaining three, if approved and developed, are required by law to be located in either Sullivan or Ulster County, adjoining counties, which are approximately 100 miles northwest of Manhattan. Competition from the VLT facilities at Aqueduct Racetrack and Yonkers Raceway and from potential Native American casinos as may be authorized and operated in Sullivan or Ulster County could adversely impact Atlantic City casinos, including our casinos.

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

Other enacted legislation, including local anti-smoking regulations, may have an adverse impact on our operations.

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

On April 15, 2007, an ordinance in Atlantic City became effective which extended smoking restrictions under the New Jersey Smoke-Free Air Act. This ordinance mandated that casinos restrict smoking to designated areas of up to 25% of the casino floor. During April 2008, Atlantic City’s City Council unanimously approved an amendment to the ordinance, banning smoking entirely on all casino gaming floors and casino simulcasting areas, but allowing smoking in separately exhausted, non-gaming, smoking lounges. The amendment to the ordinance became effective on October 15, 2008, however, on October 27, 2008, Atlantic City’s City Council voted to postpone the full smoking ban for at least one year due to, among other things, the weakened economy and increased competition in adjoining states. The postponement of the full smoking ban became effective on November 16, 2008. In December 2009, Atlantic City’s City Council announced that it would not consider a full smoking ban in casinos until at least the end of 2011.

In addition, bills are pending in the New Jersey Senate and Assembly which, if enacted, would repeal the gaming area exemption from the smoking ban provided for in the New Jersey Smoke-Free Air Act. This proposed ban on smoking in the casino and casino simulcasting areas could adversely affect the Atlantic City casinos, including our casinos.

We might not be successful in pursuing additional gaming ventures in existing or emerging gaming markets.

We are continuously looking to grow our business and diversify our cash flow by actively pursuing opportunities to capitalize on the Trump brand and expand our asset base in additional gaming markets.

Competition for gaming opportunities that are or are expected to become available in additional jurisdictions is expected to be intense, and many of our known or anticipated competitors for available gaming licenses have greater resources and economies of scale than we do. We can not assure you that we will be successful in pursuing additional gaming ventures or developing additional gaming facilities.

Our business is subject to a variety of other risks and uncertainties.

In addition to the risk factors described above, our financial condition and results of operations could be affected by many events that are beyond our control, such as:

•

capital market conditions that could (i) affect our ability to raise capital and access capital markets and (ii) raise our financing costs in connection with refinancing debt or pursuing other alternatives;

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

Occurrence of any of these risks could materially adversely affect our operations and financial condition.

Changes in the cost of electricity and other energy could affect our business.

We are a large consumer of electricity and other energy. Accordingly, increases in energy costs, may have a negative impact on our operating results. Additionally, higher energy and gasoline prices which affect our customers may result in reduced visitation to our resorts and may have an adverse effect on our business.

Our cash flows from operating activities are seasonal in nature.

Spring and summer are traditionally the peak seasons for our properties, while autumn and winter are non-peak seasons. Consequently, in the past, our operating results for the quarters ending in March and December have not been as strong as for the quarters ending in June and September. Excess cash from operations during peak seasons is used, in part, to subsidize operations during non-peak seasons. Performance in non-peak seasons is usually dependent on favorable weather and the long-weekend holiday calendar. In the event that we are unable to generate excess cash in one or more peak seasons, we may not be able to subsidize operations during non-peak seasons, if necessary, which would have an adverse effect on our business.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

See “Item 1. Business—Casino Properties” for a brief description of the location and general character of each of our properties.

General. Substantially all of the real and personal property (other than cash) of each of our properties, including their respective hotel and casino facilities and the parcels of land on which they are situated, secure our indebtedness under the 2007 Credit Agreement and Senior Notes on a first and second priority basis, respectively. Each of our properties has financed or leased and, from time to time, may finance or lease its acquisition of furniture, fixtures and equipment, including slot machines. The lien in favor of any such lender or lessor may be superior to the liens securing the indebtedness owing under the 2007 Credit Agreement and the Senior Notes.

Each of our properties leases space to various retailers and food and beverage outlets in their respective facilities.

The following table lists our significant land holdings:

Property	Total Approximate Acreage
	Owned	Leased	Utilized	Available for Development
Trump Taj Mahal (including Steel Pier)	39.4	—	28.0	11.4
Trump Plaza	9.4	1.5	7.4	3.5
Trump Marina	14.0	—	12.0	2.0

Trump Taj Mahal. We currently own approximately 39.4 acres of land that comprise the Trump Taj Mahal site, including the 24.5 acres on which the facility is situated and 11.4 acres of land suitable for development. The Trump Taj Mahal site includes the Steel Pier comprised of approximately 3.5 acres and related property located on the opposite side of the Boardwalk from Trump Taj Mahal. We currently lease the Steel Pier to an amusement park operator pursuant to a lease agreement which we and the operator have mutually agreed to extend until December 2010. Excluded from the table is an off-site warehouse location located on 18.0 acres.

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

We also own five parcels of land, aggregating approximately 43,300 square feet, and lease one parcel consisting of approximately 3,125 square feet. All of such parcels are contiguous and are located along Atlantic Avenue, on the same block as Trump Plaza’s garage. These parcels of land are used for signage and surface parking.

Trump Marina. We own Trump Marina’s hotel and casino facility and the approximate 14.0-acre, triangular-shaped parcel of land on which it is situated, including 2.0 acres suitable for development. We also own an employee parking lot located on Route 30, approximately two miles from Trump Marina, which can accommodate approximately 1,000 cars. In addition, pursuant to a long-term lease between Trump Marina and the State of New Jersey, Trump Marina leases the Senator Frank S. Farley State Marina. The marina features approximately 640 boat slips.

Trump Tower, New York. We lease office space in Trump Tower located in New York, New York for general, executive and administrative purposes pursuant to a lease, dated November 1, 1996, as amended, with Trump Tower Commercial, LLC, an entity owned by Donald J. Trump. The Trump Tower lease expires on August 31, 2010.

Item 3.	Legal Proceedings

As discussed in Item 1 above, on February 17, 2009, the Debtors filed voluntary petitions seeking relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The cases are being jointly administered under the caption In re: TCI 2 Holdings, LLC, et al Debtors, Chapter 11 Case Nos.: 09-13654 through 09-12656 and 09-13658 through 09-13664 (JWH) (the “Chapter 11 Case”). The Debtors continue to operate their business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. As of the date of the filing of the Chapter 11 Case, virtually all pending litigation against the Debtors (including the actions described below) is stayed as to the Debtors, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against the Debtors. At this time it is not possible to predict the outcome of the Chapter 11 Case or its effect on our business or the actions described below.

Pequot Tribe Litigation—On May 28, 2003, one of our indirect subsidiaries, Trump Entertainment Resorts Development Company, LLC (“TER Development”), filed a complaint against, among others, the Paucatuck Eastern Pequot Indian Tribal Nation (the “Pequot Tribe”) and Eastern Capital Development, Inc. (“ECD”) in the Superior Court of New London, Connecticut. In that complaint, TER Development alleged fraud, breach of contract, conspiracy, violation of the Connecticut Unfair Trade Practices Act and intentional interference with contractual relations by ECD in connection with certain contractual arrangements between TER Development and the Pequot Tribe. Pursuant to such arrangements, TER Development had agreed, among other things, to support the efforts of the Pequot Tribe to obtain federal recognition, and together they had agreed to exercise commercially reasonable efforts to pursue the operation of a tribal gaming facility to be managed by TER Development. In the complaint, TER Development seeks, among other things, compensatory and punitive damages, attorney fees and a finding by the court that ECD has interfered with TER Development’s business relationship with the tribe and that certain members of the Pequot Tribe Tribal Counsel are in default under the aforementioned contractual arrangements in the sum of approximately $10 million. On October 12, 2005, the Bureau of Indian Affairs, U.S. Department of Interior (BIA) denied the application of the Pequot Tribe for federal recognition, a prerequisite for developing a gaming facility. In October 2007, the parties entered into a settlement of the litigation pursuant to which TER Development would receive certain payments upon the opening of any casino by the Pequot Tribe. At this time, the Pequot Tribe is not federally recognized and there can be no assurance that it will ever be recognized or open a casino.

Power Plant Litigation—On December 30, 2004, TER Development filed a complaint (the “Power Plant Litigation”) against Richard T. Fields, Coastal Development, LLC, Power Plant Entertainment, LLC, Native American Development, LLC, Joseph S. Weinberg and The Cordish Company (collectively, the “Power Plant Group”) in the Circuit Court of the 17th Judicial District for Broward County, Florida (the State Court”), in which TER Development alleged that Power Plant Entertainment, LLC improperly obtained certain agreements with the Seminole Tribe of Florida for development of gaming facilities in Hollywood and Tampa, Florida. TER Development has asserted claims for fraud, breach of fiduciary duty, conspiracy, violation of the Florida Deceptive and Unfair Trade Practices Act and interference with prospective business relationship as a result of the Power Plant Group’s actions. On April 17, 2008, the trial court ruled on the defendants’ numerous motions for summary judgment. The court denied the defendants’ motions as to TER Development’s claims against all defendants for fraud and conspiracy. The trial court granted the defendants’ motions for summary judgment as to TER Development’s claims for breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, interference with prospective business relationship and the claims under the Florida Deceptive and Unfair Trade Practices Act. The defendants seek no relief against TER Development other than claims for attorney’s fees and costs in the event that they prevail at trial.

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

Trump Marina—As described in Note 3 to our consolidated financial statements, on May 28, 2008, Trump Marina Associates, LLC (“Seller”) entered into the Marina Agreement to sell Trump Marina (the “Property”) to Coastal Marina, LLC (“Buyer”), an affiliate of Coastal Development, LLC (“Coastal”). Upon entering into the Marina Agreement, Buyer placed into escrow a $15.0 million deposit toward the purchase price (the “Original Marina Deposit”). On October 28, 2008, the parties entered into an amendment to the Marina Agreement (the “Marina Amendment”) to modify certain terms and conditions of the Marina Agreement, including, but not limited to providing that Seller could terminate the Marina Agreement if the transaction did not close by May 28, 2009 and that the Original Marina Deposit held in escrow, together with any interest earned thereon, was released to Seller immediately and an additional $2.0 million deposit was placed in escrow (the “Additional Marina Deposit”) for a total deposit towards the purchase price of $17.0 million. Coastal failed to consummate the transaction within the time provided under the Marina Amendment. On June 1, 2009, Seller delivered notice to Coastal that the Marina Agreement, as amended by the Marina Amendment, was terminated. Seller also delivered notice to the escrow agent requesting release of the Additional Marina Deposit to Seller. On July 28, 2009, Buyer and Coastal filed an Adversary Complaint with the Bankruptcy Court, claiming they were fraudulently induced to enter the Marina Agreement, that the agreement was breached, and that these and other related claims gave rise to a right to the return of the Initial Marina Deposit, the Additional Marina Deposit, damages and other relief. On October 21, 2009, Buyer and Coastal filed an Amended Complaint adding Donald J. Trump and other parties as defendants, and adding additional allegations to the existing claims. We believe these claims are without merit.

2005 Chapter 11 Cases—We previously emerged from reorganization proceedings under the Bankruptcy Code (the “2005 Chapter 11 Case”) on May 20, 2005 (the “2005 Effective Date”). The 2005 Chapter 11 Case was voluntarily commenced by our predecessor company, Trump Hotels & Casino Resorts, Inc. (“THCR”). Effective as of March 17, 2009, the Bankruptcy Court ordered that all of the remaining open cases pertaining to the 2005 Chapter 11 Case be closed.

On July 18, 2005, the Bankruptcy Court considered a motion brought by a certain group of persons alleging that they had held shares of common stock of THCR on the record date for distributions under the Plan of Reorganization related to the 2005 Chapter 11 Case (the “2005 Plan”) (and who subsequently sold their shares prior to the distribution date) but did not receive any distributions under the 2005 Plan, which they believe were wrongly made to the beneficial holders of our stock on the distribution date. The movants had sought an order compelling us to make distributions to them under the 2005 Plan. After additional briefing and a court hearing with respect to the issue on October 8, 2005, the Bankruptcy Court denied the movants’ motion on February 17, 2006. The movants filed an appeal from the judgment entered in the Bankruptcy Court in favor of THCR. The movants appealed this motion to the United States District Court for the district of New Jersey. During April 2007, the United States District Court reversed the Bankruptcy Court’s denial and remanded the case back to the Bankruptcy Court for further consideration. In May 2007, we filed a notice of appeal to the United States Court of Appeals for the Third Circuit. By order dated November 5, 2008, the Court of Appeals affirmed the District Court’s order. While on remand in the Bankruptcy Court for further consideration in light of the District Court’s order, we filed a voluntary petition in the Bankruptcy Court on February 17, 2009, seeking relief under the provisions of chapter 11 of the Bankruptcy Code. As a result, the matter has been stayed pending the resolution of our bankruptcy proceedings. The Bankruptcy Court has ordered the movants act accordingly in the Chapter 11 Case with regard to their alleged claims.

New Jersey State Income Taxes—From 2002 through 2006, state income taxes for our New Jersey operations were computed under the alternative minimum assessment method. We believe our New Jersey partnerships are exempt from these taxes and, as such, have not remitted payments of the amounts provided. The New Jersey Division of Taxation has issued an assessment to collect the unpaid taxes for the tax years 2002 and 2003. At December 31, 2009, we have accrued $30.9 million for taxes and interest relating to this alternative minimum tax assessment for 2002 and 2003, as well as the open years 2004 through 2006. We are currently in discussions with the New Jersey Division of Taxation regarding settlement of these assessments.

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

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

TER Common Stock. From September 20, 2005 to February 26, 2009, TER Common Stock traded on the Nasdaq Global Market (formerly, the Nasdaq National Market System) under the ticker symbol “TRMP.” On February 26, 2009, TER Common Stock was delisted from the Nasdaq Stock Market in light of, among other things, the filing of the Chapter 11 Case. The Company’s common stock currently trades on the OTC Bulletin Board under the symbol “TRMPQ.”

The following table reflects the high and low sales prices, rounded to the nearest penny, of TER Common Stock as reported by the Nasdaq Global Market and the OTC Bulletin Board, as applicable, for each quarterly period in 2008 and 2009 and the subsequent interim quarterly period (through March 18, 2010).

	High	Low
2008:
First Quarter	$4.80	$2.90
Second Quarter	$3.89	$1.76
Third Quarter	$2.20	$1.04
Fourth Quarter	$1.25	$0.17

2009:
First Quarter	$0.57	$0.02
Second Quarter	$0.28	$0.07
Third Quarter	$0.28	$0.10
Fourth Quarter	$0.18	$0.07

2010:
First Quarter (through March 18, 2010)	$0.20	$0.05

Holders. As of March 18, 2010, there were approximately 2,646 holders of record of TER Common Stock.

Nine hundred shares of TER class B common stock are also issued and outstanding. No established trading market exists for our class B common stock and the class B common stock is not permitted to receive any dividends or distributions (other than certain distributions upon liquidation) with respect to our equity. All of the 900 shares of TER class B common stock were owned by Mr. Trump. The 900 shares of class B common stock had the voting equivalency of 9,377,484 shares of TER Common Stock and represented the shares of TER Common Stock issuable upon exchange of Mr. Trump and his affiliate’s limited partnership interest in TER Holdings pursuant to the Third Amended and Restated Exchange and Registration Rights Agreement among TER, TER Holdings, Mr. Trump and Trump Casinos, Inc. By letter dated February 13, 2009, Mr. Trump notified TER that he had abandoned any and all of his (but not his affiliate’s) 23.5% direct limited partnership interest in TER Holdings and relinquished any and all rights under the Fourth Amended and Restated Agreement of Limited Partnership of TER Holdings (the “Partnership Agreement”) or otherwise with respect to TER Holdings and Mr. Trump’s limited partnership interest. Accordingly, after giving effect to such abandonment, the 900 shares of class B common stock would now have the voting equivalency of 1,407 shares of TER Common Stock.

Dividends. We have never paid a dividend on TER Common Stock and do not anticipate paying one in the foreseeable future.

Equity Compensation Plan Information

The following table summarizes information regarding our equity compensation plans as of December 31, 2009. All outstanding awards relate to TER Common Stock.

Plan Category	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	300,000	(1)	$17.75	2,910,661	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	300,000		$17.75	2,910,661

(1)	Options granted under our 2005 Incentive Award Plan.
(2)	Excludes 300,000 securities to be issued upon the exercise of outstanding options.

Item 6.	Selected Financial Data

The following table sets forth certain of our historical financial information for the years ended December 31, 2009, 2008, 2007 and 2006 and the period from May 20, 2005 through December 31, 2005 (TER) and for the period from January 1, 2005 through May 19, 2005 (Predecessor Company). All financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto referenced elsewhere in this Form 10-K.

(In thousands, except share and per share data)	TER					Predecessor Company
	Year Ended December 31,				May 20, 2005 through December 31, 2005	January 1, 2005 through May 19, 2005
	2009	2008	2007	2006
Revenues:
Gaming	$801,397	$936,761	$1,021,625	$1,079,245	$663,140	$398,409
Rooms	93,299	87,336	83,733	77,836	48,257	26,360
Food and beverage	99,364	111,857	118,959	122,611	77,806	44,198
Other	42,893	44,251	46,019	43,370	26,833	12,809

	1,036,953	1,180,205	1,270,336	1,323,062	816,036	481,776
Less promotional allowances	(244,804)	(272,197)	(282,101)	(296,783)	(188,254)	(117,337)

Net revenues	792,149	908,008	988,235	1,026,279	627,782	364,439
Costs and expenses:
Operating costs, excluding items detailed below	738,767	813,664	845,727	856,578	538,383	303,849
Goodwill and other asset impairment charges	556,733	207,687	277,880	—	—	—
Depreciation and amortization	52,137	63,024	65,632	68,091	37,434	35,753
Reorganization expense (income) and related costs	37,518	1,443	—	—	9,058	(25,967)
Income from settlement of property tax appeals	—	—	(30,705)	—	—	—

	1,385,155	1,085,818	1,158,534	924,669	584,875	313,635

(Loss) income from operations	(593,006)	(177,810)	(170,299)	101,610	42,907	50,804
Non-operating income (expense):
Interest income	1,558	4,565	7,553	10,299	2,151	836
Interest expense	(131,900)	(132,516)	(131,034)	(130,144)	(79,602)	(85,678)
Income related to termination of Marina Agreement	15,196	—	—	—	—	—
Loss on early extinguishment of debt	—	—	(4,127)	—	—	—
Interest expense—related party	—	—	—	—	—	(1,184)

	(115,146)	(127,951)	(127,608)	(119,845)	(77,451)	(86,026)

Loss before income taxes, discontinued operations and extraordinary item	(708,152)	(305,761)	(297,907)	(18,235)	(34,544)	(35,222)
Income tax benefit (provision)	8,324	12,510	48,975	(6,451)	(11,421)	(2,074)

Loss from continuing operations	(699,828)	(293,251)	(248,932)	(24,686)	(45,965)	(37,296)

Income from discontinued operations:
Trump Indiana, net of income taxes	—	2,070	—	734	12,819	118,748

Income from discontinued operations	—	2,070	—	734	12,819	118,748

(Loss) income before extraordinary item	(699,828)	(291,181)	(248,932)	(23,952)	(33,146)	81,452
Extraordinary gain on extinguishment of debt	—	—	—	—	—	196,932

Net (loss) income	(699,828)	(291,181)	(248,932)	(23,952)	(33,146)	278,384
Less: Net loss attributable to the noncontrolling interest	165,890	58,978	60,251	5,445	6,618	—

Net (loss) income attributable to Trump Entertainment Resorts, Inc.	$(533,938)	$(232,203)	$(188,681)	$(18,507)	$(26,528)	$278,384

Earnings per share:
Net (loss) income per share attributable to Trump Entertainment Resorts, Inc. common shareholders—basic and diluted:
Continuing operations	$(16.85)	$(7.37)	$(6.07)	$(0.62)	$(1.19)	$(1.25)
Discontinued operations	—	0.04	—	0.02	0.32	3.97
Extraordinary gain on extinguishment of debt	—	—	—	—	—	6.59

Basic and diluted net (loss) income per share	$(16.85)	$(7.33)	$(6.07)	$(0.60)	$(0.87)	$9.31

Weighted Average Shares Outstanding:
Basic and diluted	31,691,463	31,674,980	31,086,918	30,920,616	30,533,041	29,904,764
Balance Sheet Data (at end of period):
Cash and cash equivalents	$66,084	$86,183	$121,309	$100,007	$228,554
Property and equipment	1,134,027	1,707,403	1,630,453	1,535,057	1,463,142
Total assets	1,396,769	2,047,379	2,228,880	2,260,496	2,329,763
Total debt, including current maturities	1,740,033	1,743,850	1,643,774	1,407,433	1,437,959
Noncontrolling interests	(159,639)	6,925	64,892	125,395	129,708
Total (deficit) equity	(691,678)	7,704	291,260	538,163	556,866

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC, or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct and there can be no assurance that the forward-looking statements contained in this Report, including with respect to the ultimate impact of the events occurring during the reorganization process, will be realized. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions, that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in the section entitled “Risk Factors” of this Report. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

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

We intend to maintain business operations through the reorganization process. On February 20, 2009, the Company obtained Bankruptcy Court approval to pay its vendors in the ordinary course of business. Our liquidity and capital resources, however, are significantly affected by the Chapter 11 Case. Our bankruptcy proceedings have resulted in various restrictions on our activities, limitations on financing and a need to obtain Bankruptcy Court approval for various matters. As a result of the filing of the Chapter 11 Case, the Debtors are not permitted to make any payments on pre-petition liabilities without prior Bankruptcy Court approval. However, the Debtors have been granted relief in order to continue wage and salary payments and other benefits to employees as well as other related pre-petition obligations; to continue to honor customer programs as well as certain related pre-petition customer obligations; and to pay certain pre-petition trade claims held by critical vendors. Under the priority schedule established by the Bankruptcy Code, certain post-petition and pre-petition liabilities need to be satisfied before general unsecured creditors and equity holders are entitled to receive any distribution. At this time, it is not possible to predict with certainty the effect of the Chapter 11 Case on our business or various creditors, or when we will emerge from these proceedings. Our future results depend upon our confirming and successfully implementing, on a timely basis, a plan of reorganization. The continuation of the Chapter 11 Case, particularly if a plan of reorganization is not timely consummated, could further adversely affect our operations. See “Item 1. Business—Chapter 11 Proceedings” and “Item 1A.—Risk Factors”.

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

On February 23 2009, the Bankruptcy Court entered an order approving on an interim basis the terms pursuant to which the Debtors are permitted to use the cash collateral under the 2007 Credit Agreement. Such use was permitted in exchange for certain protections afforded to the lenders under the 2007 Credit Agreement.

As described in Note 1 to our Consolidated Financial Statements, on December 24, 2009 as amended on January 5, 2010, the Debtors and the Ad Hoc Committee filed with the Bankruptcy Court the Debtors/AHC Plan and the disclosure statement relating thereto (the “Debtors/AHC Disclosure Statement”). On January 5, 2010, Beal Bank and Icahn Partners filed with the Bankruptcy Court the Beal/Icahn Plan and the disclosure statement relating thereto (the “Beal/Icahn Disclosure Statement”). See Item 1 for more information on the Debtors/AHC Plan and the Beal/Icahn Plan.

As also described in Item 1, on March 2, 2010, the Debtors and certain holders of the Senior Notes entered into a commitment letter providing for a $45 million senior secured debtor in possession notes facility (the “DIP Facility”). In addition, pursuant to the terms of the Beal/Icahn Plan, Icahn Partners would provide a $45 million debtor in possession facility upon receiving a final confirmation order of the Beal/Icahn Plan. See Item 1 for more information on the DIP Facility and the terms of the facility offered pursuant to the Beal/Icahn Plan.

General. Cash flows from the operating activities of our casino properties constitute our primary source of liquidity. We may need to obtain additional financing to meet all of our liquidity requirements and other obligations. Currently, our liquidity and cash flow is affected by a variety of factors, many of which are outside of our control, including the current economic conditions, the tightened credit markets, as well as the downturn in the Atlantic City gaming market, regulatory issues, competition, and other general business conditions. We cannot assure you that we will possess sufficient income and liquidity to fund our operations and capital expenditures. There can be no assurance as to our ability to obtain sufficient financing and meet our obligations. We are currently financing our operations during our reorganization using our cash on hand. We have signed a commitment letter with certain of the holders of Senior Notes to provide a $45 million DIP Facility. Borrowings under the DIP Facility will be conditioned upon confirmation of the Debtors/AHC Plan and Bankruptcy Court approval. If the Debtors/AHC Plan is confirmed by the Bankruptcy Court, we will receive $100 million in available funds upon emergence to fund our operations and capital expenditures, as well as to repay any borrowings under the DIP Facility. Under the Beal/Icahn Plan, upon confirmation, Icahn Partners would provide us with a $45 million debtor in possession loan. Such debtor in possession loan would, on the effective date, convert to new equity in the reorganized Debtors. In addition, Icahn Partners has agreed to make an equity contribution of $80 million on the effective date in exchange for new equity in the reorganized Debtors. The challenges of obtaining financing are exacerbated by adverse conditions in the general economy and the current credit market. These conditions and our Chapter 11 Case make it more difficult for us to obtain financing.

We are operating in an extremely challenging business environment. Cash flows provided by operating activities were $11.7 million during 2009 compared to $0.3 million during 2008. A significant decrease in gaming revenues due to increased competition and the weakened economy along with the substantial reorganization fees paid in connection with our reorganization were more than offset by lower cash paid for interest and changes in working capital requirements.

Cash flows used in investing activities were $26.4 million during 2009 compared to $128.0 million during 2008. Investing activities during 2009 include (i) capital expenditures of $26.8 million, of which approximately $17.5 million related to the completion of the Chairman Tower at the Taj Mahal and (ii) the receipt of proceeds from the Casino Reinvestment Development Authority (“CRDA”) totaling $8.2 million for qualifying expenditures to construct the Chairman Tower and certain other CRDA investments. Investing activities during 2008 include (i) capital expenditures of $179.0 million, of which approximately $133.0 million related to the construction of the Chairman Tower, (ii) a decrease in restricted cash reflecting the use of proceeds from borrowings which were restricted for expenditures associated with the construction of the Chairman Tower, (iii) capitalized interest of $8.5 million, (iv) the receipt of proceeds from the CRDA totaling $11.9 million for qualifying expenditures to construct the Chairman Tower and (v) a $15.2 million cash deposit received in connection with the October 28, 2008 amendment to the Asset Purchase Agreement for the sale of Trump Marina.

Our 2009 cash flows used in financing activities included the repayment of $4.9 million of our outstanding term loan and $0.4 million of payments related to capital lease obligations. During 2008, our cash flows provided by financing activities were $92.5 million. We borrowed the remaining $100.0 million available under our 2007 Credit Agreement, repaid $4.5 million of our outstanding term loan and $1.7 million of our capital lease obligations. We also made partnership distributions to Mr. Trump totaling $1.3 million.

At December 31, 2009, we had $66.1 million in cash and cash equivalents. There was a $483.8 million term loan outstanding under our 2007 Credit Agreement. We also had $1,249.0 million of Senior Notes outstanding. The filing of the Chapter 11 Case constituted an event of default or otherwise triggered repayment obligations under the Senior Notes and the 2007 Credit Agreement. As a result, all indebtedness outstanding under the Senior Notes and the 2007 Credit Agreement became automatically due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Debtors and the application of applicable bankruptcy law.

Our ability to meet our operating and debt service obligations depends on a number of factors, including our existing cash on hand and cash flows generated by our operating subsidiaries. There can be no assurance that other sources of funds will be available to us, or if available, at terms favorable to us.

TER has minimal operations, except for its ownership of TER Holdings and its subsidiaries. TER depends on the receipt of sufficient funds from its subsidiaries to meet its financial obligations. The ability of our subsidiaries to make payments to TER Holdings may also be restricted by the New Jersey Casino Control Commission.

Contractual obligations, as of December 31, 2009, mature as follows (in millions):

	One year and less	2-3 years	3-5 years	After 5 years	Total
Long-term debt	$1,732.8	$—	$—	$—	$1,732.8
Interest on long-term debt (1)	149.5	—	—	—	149.5
Services Agreement (2)	2.0	4.0	—	—	6.0
Capital leases	1.5	2.4	1.6	10.3	15.8
Operating leases	12.1	10.7	7.1	87.0	116.9
2008 NJSEA Subsidy Agreement (3)	6.2	1.5	—	—	7.7

Total	$1,904.1	$18.6	$8.7	$97.3	$2,028.7

In addition to the contractual obligations disclosed in this table, we have unrecognized tax benefits that, based on uncertainties associated with the items, we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities. See Note 8 to our Consolidated Financial Statements.
(1)	We were in default under the terms of the indenture governing the Senior Notes and the 2007 Credit Agreement as of December 31, 2009 (see Note 7 to the Consolidated Financial Statements). As a result, all indebtedness outstanding under the Senior Notes and the 2007 Credit Agreement was automatically due and payable. Interest on long-term debt reflects amounts accrued as of December 31, 2009.
(2)	Represents obligations under a services agreement with Mr. Trump.
(3)	Represents estimated amounts due under the 2008 NJSEA Subsidy Agreement as discussed in Note 18 to the Consolidated Financial Statements.

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

Results of Operations

The following analyses compare our results of operations for: (1) the year ended December 31, 2009 with our results of operations for the year ended December 31, 2008 and (2) the year ended December 31, 2008 with our results of operations for the year ended December 31, 2007. Our primary business activities are conducted by Trump Taj Mahal, Trump Plaza and Trump Marina.

Basis of Presentation. The consolidated financial statements have been prepared in accordance with Topic 852—“Reorganizations” of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) (“ASC 852”) and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The ability of the Company, both during and after the Chapter 11 Case, to continue as a going concern is contingent upon, among other things, (i) the ability of the Company to generate cash from operations and to maintain adequate cash on hand; (ii) the resolution of the uncertainty as to the amount of claims that will be allowed; (iii) the ability of the Company to confirm a plan of reorganization under the Bankruptcy Code and obtain any debt and equity financing which may be required to emerge from bankruptcy protection; and (iv) the Company’s ability to achieve profitability. There can be no assurance that the Company will be able to successfully achieve these objectives in order to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Results of Operations for the Years Ended December 31, 2009 and 2008

The following table includes selected data of our casino properties and should be read with the following discussion of our results of operations.

	Year Ended December 31,
	2009	2008
	(in millions)
Gaming revenues
Trump Taj Mahal	$441.1	$476.7
Trump Plaza	199.8	258.8
Trump Marina	160.5	201.3

Total	$801.4	$936.8

Net revenues
Trump Taj Mahal	$439.6	$460.7
Trump Plaza	196.7	252.8
Trump Marina	155.8	194.5

Total	$792.1	$908.0

Income (loss) from operations
Trump Taj Mahal	$22.2	$(42.7)
Trump Plaza	(357.6)	4.4
Trump Marina	(208.1)	(62.0)
Corporate and other	(49.5)	(77.5)

Total	$(593.0)	$(177.8)

Depreciation and amortization
Trump Taj Mahal	$40.7	$36.7
Trump Plaza	9.6	18.9
Trump Marina	1.7	6.8
Corporate and other	0.1	0.7

Total	$52.1	$63.1

Intangible and other asset impairment charges
Trump Taj Mahal	$3.7	$90.3
Trump Plaza	347.8	5.4
Trump Marina	205.2	63.6
Corporate and other	—	48.4

Total	$556.7	$207.7

Reorganization expense
Trump Taj Mahal	$4.6	$—
Trump Plaza	2.3	—
Corporate and other	30.6	1.4

Total	$37.5	$1.4

Our operating results during 2009 were affected by various factors including the continuing effects of gaming competition in Pennsylvania and New York and continued weakness in the economy.

Gross Gaming Revenues—During 2009, the Atlantic City market experienced a decrease in gross gaming revenues for the third consecutive year. For the year ended December 31, 2009, gross gaming revenues in the Atlantic City market (as reported to the CCC) decreased 13.2% due to a 13.1% decrease in slot revenues and a

13.5% decrease in table game revenues compared to the year ended December 31, 2008. For the year ended December 31, 2009, we experienced a 14.5% decrease in overall gross gaming revenues comprised of a 14.0% decrease in slot revenues and a 15.5% decrease in table game revenues compared to the prior year.

Impairment Charges—We review our indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if events or circumstances indicate that the value of intangible assets might be impaired. As a result of the negative effects of the aforementioned factors on our operating results, we recognized intangible asset impairment charges totaling $20.5 million and $162.7 million during the years ended December 31, 2009 and 2008, respectively.

We review our long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets might not be recoverable. Based upon the results of our testing, we recorded impairment charges totaling $536.2 million related to Trump Plaza’s and Trump Marina’s long-lived assets during the year ended December 31, 2009. During the year ended December 31, 2008, we recognized a $45.0 million estimated loss on disposal to record Trump Marina’s long-lived assets at their estimated fair value less costs to sell in connection with entering into the Marina Amendment.

A discussion of each of our properties’ operating results for the year ended December 31, 2009 compared to December 31, 2008 follows:

Trump Taj Mahal—Net revenues decreased $21.1 million principally due to a $35.6 million decrease in gaming revenues partially offset by a $5.5 million decrease in gaming promotional offers and a $9.0 million increase in cash rooms, food and beverage and other revenue. The decrease in gaming revenues was due to a $21.3 million decrease in slot revenue and a $14.3 million decrease in table games and other gaming revenue. The decrease in slot revenue resulted from an 8.6% decrease in slot handle. Table games revenue decreased due to both a decrease in table game play and hold percentage.

Before consideration of $4.6 million of non-cash reorganization expense during 2009 and intangible asset impairment charges during 2009 and 2008, income from operations decreased $17.1 million due to the decrease in net revenues partially offset by a $4.0 million decrease in operating costs and expenses. Total operating costs and expenses decreased principally due to: a $5.5 million decrease in electricity and thermal energy costs; a $4.7 million decrease in gaming taxes; a $3.5 million decrease in promotional expenses; a $3.5 million decrease in advertising costs; and a $2.4 million decrease in marketing and entertainment costs. These decreases were partially offset by: a $4.9 million increase in property taxes, resulting from the assessment of the Chairman Tower; a $4.0 million increase in depreciation expense, principally due to depreciation expense associated with the Chairman Tower; a $2.7 million increase in expense recognized in association with the New Jersey Sports and Exposition Authority subsidy agreement; a $2.1 million increase in benefit costs and a $1.5 million increase in insurance costs.

Trump Plaza—Net revenues decreased $56.1 million principally due to a $59.0 million decrease in gaming revenues and a $3.9 million decrease in cash rooms, food and beverage and other revenue partially offset by a $6.8 million decrease in gaming promotional offers. The decrease in gaming revenues was due to a $35.0 million decrease in slot revenue and a $24.0 million decrease in table games revenue. The decrease in slot revenue was principally due to a 20.4% decrease in slot handle. Table games revenue decreased due to a 20.0% decrease in table game play and a significant decrease in hold percentage.

Before consideration of non-cash impairment charges and $2.3 million of non-cash reorganization expense, income from operations decreased $17.3 million as the $56.1 million decrease in net revenues was partially offset by a $38.8 million decrease in operating costs and expenses. The decline in operating expenses was primarily attributable to: a $9.3 million decrease in depreciation expense due to the long-lived asset impairment charges recorded during the second quarter of 2009; an $8.1 million decrease in payroll and related costs; a $5.8 million decrease in gaming taxes due to lower gaming revenues; a $4.8 million decrease in marketing and entertainment expenses; a $4.0 million decrease in general and administrative expenses; a $3.4 million decrease in utility costs; and a $2.9 million decrease in costs of food, beverage and other sales.

Trump Marina—Net revenues decreased $38.7 million principally due to a $40.8 million decrease in gaming revenues and a $4.4 million decrease in cash rooms, food and beverage and other revenue partially offset by a $6.5 million decrease in gaming promotional offers. Gaming revenues decreased due to a $29.4 million decrease in slot revenue and an $11.4 million decrease in table games revenue. The decrease in slot revenue was principally due to a 20.7% decrease in slot handle. Table games revenue decreased due to a 26.5% decrease in table game play partially offset by an increase in hold percentage.

Before consideration of non-cash impairment charges, income from operations decreased $4.5 million due to the decrease in net revenues partially offset by a $34.2 million decrease in operating costs and expenses. The decrease in operating expenses was principally due to: a $7.3 million decrease in promotional expenses; a $6.9 million decrease in payroll and related costs; a $5.1 million decrease in depreciation expense principally due to the long-lived asset impairment charges recorded during the second quarter of 2009; a $4.0 million decrease in gaming taxes; a $3.4 million decrease in marketing and entertainment costs; a $3.1 million decrease in utility costs; a $2.9 million decrease in cost of goods sold; and a $1.8 million decrease in general and administrative expenses.

Corporate and Other—Corporate and other expenses excluding reorganization expenses in 2009 and 2008 and transaction costs and intangible asset impairment charges associated with the Marina Agreement in 2008, decreased $3.5 million principally due to decreases in legal fees, stock-based compensation expense and payroll and related costs partially offset by an increase in insurance costs.

Interest Income—Interest income was $1.6 million during 2009 compared to $4.6 million during 2008 due to lower average invested cash and cash equivalents and interest rates.

Interest Expense—Interest expense was $131.9 million during 2009 compared to $132.5 million during 2008. Given the unlikelihood of any recovery of interest expense related to the Senior Notes in connection with our reorganization, we ceased recording contractual interest expense on the Senior Notes on October 7, 2009, the date on which the Bankruptcy Court approved both the Original Debtors’ Disclosure Statement and the AHC Disclosure Statement. The lower interest expense recognized on the outstanding principal amount of Senior Notes of approximately $24.8 million was partially offset by (i) higher average borrowings outstanding under the 2007 Credit Agreement, (ii) a 2% increase in the interest rate on amounts outstanding under the 2007 Credit Agreement due to the event of default, (iii) an $8.5 million decrease in capitalized interest as a result of the completion of the Chairman Tower and (iv) the accrual of default interest related to the past due interest payments on the Senior Notes through October 7, 2009.

Provision for Income Taxes—We recorded an income tax benefit related to our continuing operations of $8.3 million and $12.5 million during 2009 and 2008, respectively, reflecting the impact of a reduction in our net deferred tax liabilities as a result of intangible asset impairment charges and the portion of the long-lived asset impairment charges relating to land.

Results of Operations for the Years Ended December 31, 2008 and 2007

The following table includes selected data of our casino properties and should be read with the following discussion of our results of operations.

	Year Ended December 31,
	2008	2007
	(in millions)
Gaming revenues
Trump Taj Mahal	$476.7	$504.1
Trump Plaza	258.8	277.8
Trump Marina	201.3	239.7

Total	$936.8	$1,021.6

Net revenues
Trump Taj Mahal	$460.7	$489.5
Trump Plaza	252.8	267.7
Trump Marina	194.5	231.0

Total	$908.0	$988.2

Income (loss) from operations
Trump Taj Mahal	$(42.7)	$50.6
Trump Plaza	4.4	(15.6)
Trump Marina	(62.0)	(146.9)
Corporate and other	(77.5)	(58.4)

Total	$(177.8)	$(170.3)

Depreciation and amortization
Trump Taj Mahal	$36.7	$29.3
Trump Plaza	18.9	19.3
Trump Marina	6.8	16.6
Corporate and other	0.7	0.5

Total	$63.1	$65.7

Intangible and other asset impairment charges
Trump Taj Mahal	$90.3	$30.5
Trump Plaza	5.4	56.7
Trump Marina	63.6	162.1
Corporate and other	48.4	28.6

Total	$207.7	$277.9

Income from property tax settlement, net of legal fees
Trump Taj Mahal	$—	$3.6
Trump Plaza	—	22.6
Trump Marina	—	2.6

Total	$—	$28.8

Our operating results during 2008 compared to 2007 were affected by various factors including the continuing effects of gaming competition in Pennsylvania and New York, a further weakening of the economy, higher fuel costs for a portion of 2008 and smoking restrictions under state and local legislation.

Gross Gaming Revenues—During 2008, the Atlantic City market experienced a decrease in gross gaming revenues for the second consecutive year. Gross gaming revenues as reported to the CCC decreased 7.6% overall, while slot revenues decreased 9.6% compared to the year ended December 31, 2007. During the year ended December 31, 2008, we experienced an 8.0% decrease in overall gross gaming revenue and a 10.0% decrease in slot revenue at our three properties compared to the prior year.

Smoking Restrictions—On April 15, 2007, an ordinance in Atlantic City became effective which extended smoking restrictions under the New Jersey Smoke-Free Air Act. This ordinance mandated that casinos restrict smoking to designated areas of up to 25% of the casino floor. During April 2008, Atlantic City’s City Council unanimously approved an amendment to the ordinance, banning smoking entirely on all casino gaming floors and casino simulcasting areas, but allowing smoking in separately exhausted, non-gaming, smoking lounges. The amendment to the ordinance became effective on October 15, 2008, however, on October 27, 2008, Atlantic City’s City Council voted to postpone the full smoking ban for at least one year due to, among other things, the weakened economy and increased competition in adjoining states. The postponement of the full smoking ban became effective on November 16, 2008.

While we are unable to quantify the impact of the smoking restrictions, we believe these smoking restrictions have negatively impacted our gaming revenues and income from operations as our competition in adjacent states continues to permit smoking. Although we constructed a smoking lounge on the casino floor at each of our properties as permitted by the ordinance, we believe our gaming revenues and income from operations were negatively affected by the smoking ban that was in effect and that a future complete ban on smoking in casino and casino simulcasting areas could further adversely affect our results.

Impairment Charges—As a result of the negative effects of the aforementioned factors on our operating results, we recognized goodwill and other intangible asset impairment charges totaling $162.7 million and $186.6 million during the years ended December 31, 2008 and 2007, respectively.

During the year ended December 31, 2008, we recognized a $45.0 million estimated loss on disposal to record Trump Marina’s long-lived assets at their estimated fair value less costs to sell in connection with entering into the Marina Amendment. During the year ended December 31, 2007, we recorded an asset impairment charge of $91.3 million to reflect Trump Marina’s long-lived assets at their estimated fair value.

Real Property Revaluation—During the year ended December 31, 2008, as a result of Atlantic City’s first overall real property revaluation since 1978, real estate tax expense decreased $4.1 million due to an overall decline in the tax rate applied to the assessed value of each of our properties.

A discussion of each of our properties’ operating results for the year ended December 31, 2008 compared to December 31, 2007 follows:

Trump Taj Mahal—Net revenues decreased $28.8 million due to a $27.4 million decrease in gaming revenues and a $4.1 million increase in gaming promotional allowances partially offset by a $2.7 million increase in cash rooms, food and beverage and other revenue. The decrease in gaming revenues was primarily due to (i) a $23.8 million decrease in slot revenue resulting from an 11% decline in volume and (ii) a $3.6 million decrease in table games and other gaming revenue.

Income from operations before non-cash intangible asset impairment charges decreased $33.5 million due to the decrease in net revenues and a $4.7 million increase in operating costs and expenses. Increases in operating costs and expenses were principally due to: a $7.4 million increase in depreciation expense, principally due to the significant projects completed during 2007, the opening of the Chairman Tower during 2008 and new slot machine inventory on the casino floor; a $6.7 million increase in provisions for doubtful accounts; the absence of $3.6 million of income recognized in connection with the 2007 settlement of property tax appeals with the City of Atlantic City (the “City”); a $1.8 million increase in utility costs, due to higher rates and the Chairman Tower; and a $1.8 million increase in advertising costs. These increases were partially offset by: a $3.8 million decrease in gaming taxes and other regulatory fees; a $3.6 million decrease in payroll and related costs; a $1.9 million decrease in promotional expenses, primarily due to the absence of TrumpONE implementation costs incurred during 2007; a $1.8 million decrease in insurance costs; a $1.7 million decrease in food and beverage costs; a $1.4 million decrease in marketing and entertainment costs; a $1.2 million reversal of provisions related to CRDA investments upon the receipt of grant proceeds from the Atlantic City Expansion Fund (“ACEF”), which were funded by certain of our CRDA deposits; and a $1.0 million decrease in property tax expense resulting from Atlantic City’s 2008 real estate revaluation.

Trump Plaza—Net revenues decreased $14.9 million primarily due to a $19.0 million decrease in gaming revenues partially offset by a $5.1 million decrease in promotional allowances. The decrease in gaming revenues reflects an $18.9 million or 9.7% decrease in slot revenues. The lower promotional allowances reflect a decrease in promotional coin offers corresponding to the lower gaming revenues.

Before consideration of non-cash intangible asset impairment charges and $22.6 million of income, net of legal fees, from the settlement of property tax appeals with the City, income from operations decreased $8.7 million as the lower net revenues were partially offset by a $6.2 million decrease in operating expenses. The decrease in operating expenses was primarily attributable to: a $2.7 million decrease in gaming taxes and fees; a $2.4 million decrease in property taxes resulting from Atlantic City’s real estate revaluation; a $2.4 million decrease in provisions related to CRDA investments, primarily due to the receipt of grant proceeds from the ACEF, which were funded by certain of our CRDA deposits; and a $1.2 million decrease in insurance costs. These decreases were partially offset by a $1.8 million increase in payroll and related costs due to annual merit increases and higher medical and union benefits and a $1.1 million increase in utility costs.

Trump Marina—Net revenues during the year ended December 31, 2008 decreased $36.5 million principally due to a $38.4 million decline in gaming revenues. The decrease in gaming revenues was primarily due to a $29.4 million decrease in slot revenue resulting from an 18.1% decline in volume and a $9.0 million decrease in table games and other gaming revenue due to a 13.8% decrease in table play.

Income from operations before intangible asset impairment charges and $2.6 million of income, net of legal fees, from the settlement of property tax appeals with the City, decreased $11.0 million due to the decrease in net revenues partially offset by a $25.5 million decrease in operating costs and expenses. Operating costs and expenses decreased due to: a $9.8 million decrease in depreciation and amortization expense as Trump Marina’s long-lived assets which were classified as held for sale were no longer depreciated in accordance with Accounting Standards Codification Topic 360—“Property, Plant and Equipment” (“ASC 360”); a $4.5 million decrease in gaming taxes and regulatory fees; a $3.9 million decrease in promotional expenses; a $2.4 million decrease in payroll and related costs; a $1.5 million decrease in food costs; a $1.2 million decrease in advertising costs; and a $1.1 million decrease in provisions related to CRDA investments, primarily due to the receipt of grant proceeds from the ACEF, which were funded by certain of our CRDA deposits.

Corporate and Other—Corporate and other expenses, before consideration of intangible asset impairment charges and $5.3 million in transaction costs incurred in connection with the Marina Agreement, decreased $6.0 million to $23.8 million principally due to a $2.7 million decrease in payroll and related costs, a $1.0 million decrease in professional fees, primarily due to expenses incurred during 2007 in connection with our strategic review, and a $1.5 million reduction in severance costs.

Interest Income—Interest income was $4.6 million during the year ended December 31, 2008 compared to $7.6 million during the year ended December 31, 2007 principally due to lower balances of average invested cash and cash equivalents on hand during the period.

Interest Expense—Interest expense during the year ended December 31, 2008 increased $1.5 million due to higher outstanding borrowings under the 2007 Credit Facility partially offset by a $4.3 million increase in capitalized interest principally associated with the construction of the Chairman Tower at the Taj Mahal. Capitalized interest was $8.5 million and $4.2 million during the years ended December 31, 2008 and 2007, respectively.

Provision for Income Taxes—Our provision for income taxes related to our continuing operations in 2008 includes a deferred tax benefit of $12.5 million. Our provision for income taxes related to our continuing operations in 2007 includes a deferred tax benefit of $49.3 million, a non-cash charge in lieu of taxes of $0.2 million and a current tax provision of $0.1 million.

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

Intangible Assets—We have approximately $35.1 million of intangible assets recorded on our balance sheet at December 31, 2009. We regularly evaluate our businesses for potential impairment indicators. Additionally, we perform impairment testing at least annually or more frequently if indicators of impairment exist. Our judgments regarding the existence of impairment indicators are based on, among other things, pending sales of assets, the regulatory and competitive status, operational performance of each of our businesses and financial market valuations of conditions surrounding our business entities and the gaming industry. Future events, such as the failure to meet or exceed our operating plans, increased competition, the enactment of increased gaming or tax rates or changes in market valuations could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Over the past three years, our results have been negatively impacted by, among other things, increasing regional competition, a weakening economy and a partial smoking ban in Atlantic City.

During 2009, based upon the results of our impairment testing, we determined that trademarks relating to Trump Plaza and Trump Taj Mahal were impaired. As a result, we recognized intangible asset impairment charges totaling $20.5 million, of which $3.7 million related to Trump Taj Mahal trademarks and $16.8 million related to Trump Plaza trademarks.

During 2008, in connection with our goodwill and other intangible asset impairment testing, we determined that goodwill relating to Trump Taj Mahal and TER and trademarks relating to Trump Taj Mahal, Trump Plaza and Trump Marina were impaired. As a result, we recognized non-cash goodwill and other intangible asset impairment charges totaling $162.7 million, of which $90.3 million related to Trump Taj Mahal, $48.4 million related to TER, $18.6 million related to Trump Marina and $5.4 million related to Trump Plaza.

During 2007, we determined that goodwill associated with TER, Trump Marina and Trump Plaza was impaired. We recorded a non-cash goodwill impairment charge of $80.6 million, of which $28.6 million related to TER, $35.1 million related to Trump Marina and $16.9 million related to Trump Plaza. In addition, we determined that certain of our other intangible assets were impaired. We recorded non-cash other intangible asset impairment charges, principally relating to our trademarks, totaling $106.0 million, of which $30.5 million, $35.7 million and $39.8 million related to Trump Taj Mahal, Trump Marina and Trump Plaza, respectively.

The impairment test procedures performed require us to make comprehensive estimates of the future cash flows of our reporting units and intangible assets. Due to uncertainties associated with such estimates, actual results could differ from such estimates. A continuation of the previously mentioned conditions may result in the determination that some or all of our remaining intangible assets have become impaired, which could result in additional impairment charges in the future.

Property and Equipment—Our operations are capital intensive and we make capital investments at each of our properties in the form of maintenance capital and, from time to time, expansion and product enhancement capital. At December 31, 2009, we have approximately $1,134.0 million of net property and equipment recorded on our balance sheet. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimates of the useful lives are based on the nature of the assets as well as our current operating strategy. Future events such as property expansions, new competition and new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets.

Due to certain events and circumstances, including the continuing negative effects of regional competition on our results and the termination of the Marina Agreement, we performed impairment testing related to our long-lived assets in accordance with ASC 360 during the second quarter of 2009. We recorded long-lived asset impairment charges totaling $536.2 million, of which $331.0 million related to Trump Plaza and $205.2 million related to Trump Marina. In addition, in connection with our impairment testing, we reduced the estimated remaining useful life of Trump Plaza’s building to 20 years. A long-lived asset impairment charge was not recognized with respect to Trump Taj Mahal as the estimated undiscounted future cash flows expected to be generated by its long-lived asset group were greater than the carrying value of its assets. However, based upon current market conditions and management’s estimates, the carrying value of Trump Taj Mahal’s long-lived assets may exceed their fair value.

During 2008, in connection with the Marina Amendment, an estimated loss on disposal of $45.0 million was recognized to reflect Trump Marina’s assets held for sale at their estimated fair value less costs to sell.

During 2007, we recorded an asset impairment charge totaling $91.3 million related to Trump Marina’s long-lived assets. Additionally, we reduced the remaining estimated useful life of Trump Marina’s building to 20 years in connection with our impairment test.

In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record additional impairment charges for these assets.

Trump ONE Liability—Our unified player’s program, Trump ONE, allows customers to accumulate certain point-based rewards based on the volume of their gaming activity. Trump ONE customers may earn “comp dollars” redeemable for complimentary food, beverage and retail items and “cash-back points” which are redeemable in cash. Comp dollars and cash-back points accumulate over time and may be redeemed at the customer’s discretion under the terms of the program. Comp dollars and cash-back points are forfeited if a customer does not redeem earned rewards over a specified period of time. As a result of the ability of the customer to accumulate comp dollars and cash-back points, we accrue the associated expense, after giving effect to estimated forfeitures, as they are earned. At December 31, 2009, $2.3 million was accrued related to comp dollars and $1.0 million was accrued related to cash-back points earned under this program. Our accruals could be significantly affected if estimated forfeitures vary from historical levels or changes occur in the cost of providing complimentary food, beverage and retail items under the Trump ONE program. Management reviews our accruals for adequacy at the end of each reporting period.

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

Income Taxes—We are subject to income taxes in the United States and in several states. We account for income taxes, including our current, deferred and non-cash charge in lieu of tax provisions in accordance with ASC 740—“Income Taxes.” The calculation of our income tax provision is complex and requires the use of estimates. Management reviews our provision for income taxes at the end of each reporting period. Additionally, our income tax returns are subject to examination by various taxing authorities. We regularly assess the potential outcomes of these examinations in determining the adequacy of our provision for income taxes and our income tax liabilities. Inherent in our determination of any necessary reserves are assumptions based on past experiences and judgments about potential actions by taxing authorities. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonable and foreseeable outcome related to uncertain tax matters. When actual results of tax examinations differ from our estimates, we adjust the income tax provision in the period in which the examination issues are settled.

Inflation

There was no significant impact on operations as a result of inflation during 2009, 2008 or 2007.

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

(Dollars in millions)	2010	2011	2012	2013	2014	Therafter	Total
Fixed rate debt maturities	$1,249.0	$—	$—	$—	$—	$—	$1,249.0
Average interest rate	8.50%
Variable rate debt maturities	$483.8	$—	$—	$—	$—	$—	$483.8
Average interest rate	8.20%

As previously discussed, on February 17, 2009, the Company and certain of its subsidiaries filed the Chapter 11 Case. The filing of the Chapter 11 Case constituted an event of default and therefore triggered repayment obligations under the Senior Notes and 2007 Credit Agreement. As a result, all indebtedness outstanding under the Senior Notes and the 2007 Credit Agreement (which has a cross-default provision with the Senior Notes) became automatically due and payable. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be approved by the Bankruptcy Court. Consequently, the Company has classified the indebtedness under the Senior Notes and the 2007 Credit Agreement within current liabilities in its Consolidated Balance Sheet as of December 31, 2009.

In addition, until such time as no event of default exists, (i) the interest rate on the Senior Notes increases by an additional 1% per annum in excess of the 8.5% interest rate on any overdue principal or interest relating to the Senior Notes (as of December 31, 2009, we were past due on our December 1, 2008, June 1, 2009 and December 1, 2009 interest payments) and (ii) the interest rate under the 2007 Credit Agreement increases by an additional 2% in excess of the otherwise applicable interest rate on amounts outstanding under the 2007 Credit Agreement.

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

The following consolidated financial statements are included in this Report:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets of Trump Entertainment Resorts, Inc. as of December 31, 2009 and 2008

Consolidated Statements of Operations of Trump Entertainment Resorts, Inc. for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Equity (Deficit) of Trump Entertainment Resorts, Inc. for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows of Trump Entertainment Resorts, Inc. for the years ended December 31, 2009, 2008 and 2007

Consolidated Balance Sheets of Trump Entertainment Resorts Holdings, L.P. as of December 31, 2009 and 2008

Consolidated Statements of Operations of Trump Entertainment Resorts Holdings, L.P. for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Partners’ Capital (Deficit) of Trump Entertainment Resorts Holdings, L.P. for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows of Trump Entertainment Resorts Holdings, L.P for the years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

Financial Statement Schedules

Schedule II—Trump Entertainment Resorts, Inc. and Trump Entertainment Resorts Holdings, L.P. Valuation and Qualifying Accounts for the years ended December 31, 2009, 2008 and 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Trump Entertainment Resorts, Inc.

We have audited the accompanying consolidated balance sheets of Trump Entertainment Resorts, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years ended December 31, 2009, 2008 and 2007. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trump Entertainment Resorts, Inc. as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2009, 2008 and 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Notes 1 and 2, the Company has experienced increased competition, incurred significant recurring losses from operations, has defaulted on loan obligations, and has filed a voluntary petition seeking to reorganize under chapter 11 of the federal bankruptcy laws. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

March 19, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Trump Entertainment Resorts Holdings, L.P.

We have audited the accompanying consolidated balance sheets of Trump Entertainment Resorts Holdings, L.P. (“Holdings”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, partners’ capital (deficit) and cash flows for each of the years ended December 31, 2009, 2008 and 2007. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of Holdings’ management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of Holdings’ internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of Holdings’ internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trump Entertainment Resorts Holdings, L.P. as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years ended December 31, 2009, 2008 and 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that Holdings will continue as a going concern. As more fully described in Notes 1 and 2, Holdings has experienced increased competition, incurred significant recurring losses from operations, has defaulted on loan obligations, and has filed a voluntary petition seeking to reorganize under chapter 11 of the federal bankruptcy laws. These conditions raise substantial doubt about Holdings’ ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

March 19, 2010

TRUMP ENTERTAINMENT RESORTS, INC.

DEBTOR IN POSSESSION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2009	2008
Current assets:
Cash and cash equivalents	$66,084	$86,183
Accounts receivable, net of allowance for doubtful accounts of $39,791 and $25,695, respectively	31,890	38,579
Accounts receivable, other	5,136	5,162
Property taxes receivable	3,981	3,983
Inventories	5,033	5,938
Deferred income taxes	2,293	13,809
Other current assets	17,431	16,863

Total current assets	131,848	170,517

Net property and equipment	1,134,027	1,707,403

Other assets:
Restricted cash	—	2,807
Deferred financing costs, net of accumulated amortization of $0 and $6,854, respectively	—	14,902
Trademarks	32,712	53,212
Intangible assets, net of accumulated amortization of $5,116 and $4,109 , respectively	2,401	3,408
Property taxes receivable	12,585	15,760
Other assets, net of reserve of $33,092 and $32,479, respectively	83,196	79,370

Total other assets	130,894	169,459

Total assets	$1,396,769	$2,047,379

Current liabilities:
Current maturities of long-term debt	$661	$1,737,926
Accounts payable	28,887	36,714
Accrued payroll and related expenses	22,358	22,856
Income taxes payable	8,348	8,248
Accrued interest payable	11,310	71,450
Self-insurance reserves	17,290	14,234
Other current liabilities	30,903	47,877

Total current liabilities	119,757	1,939,305

Liabilities subject to compromise	1,890,608	—

Long-term debt, net of current maturities	6,570	5,924
Deferred income taxes	47,523	67,363
Other long-term liabilities	23,989	27,083

(Deficit) equity:
Preferred stock, $1 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value; 75,000,000 shares authorized, 31,270,345 and 31,718,376 shares issued and outstanding, respectively	31	32
Class B Common stock, $0.001 par value; 1,000 shares authorized, 900 shares issued and outstanding	—	—
Additional paid-in capital	467,787	466,666
Accumulated deficit	(999,857)	(465,919)
Noncontrolling interest in subsidiaries	(159,639)	6,925

Total (deficit) equity	(691,678)	7,704

Total liabilities and (deficit) equity	$1,396,769	$2,047,379

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS, INC.

DEBTOR IN POSSESSION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Gaming	$801,397	$936,761	$1,021,625
Rooms	93,299	87,336	83,733
Food and beverage	99,364	111,857	118,959
Other	42,893	44,251	46,019

	1,036,953	1,180,205	1,270,336
Less promotional allowances	(244,804)	(272,197)	(282,101)

Net revenues	792,149	908,008	988,235
Costs and expenses:
Gaming	406,179	454,027	472,167
Rooms	20,287	18,789	16,945
Food and beverage	51,650	53,851	52,407
General and administrative	241,957	260,021	274,817
Corporate and development	16,488	24,358	26,839
Corporate—related party	2,206	2,618	2,552
Depreciation and amortization	52,137	63,024	65,632
Intangible and other asset impairment charges	556,733	207,687	277,880
Reorganization expenses	37,518	1,443	—
Income from settlement of property tax appeals	—	—	(30,705)

	1,385,155	1,085,818	1,158,534

Loss from operations	(593,006)	(177,810)	(170,299)
Non-operating income (expense):
Interest income	1,558	4,565	7,553
Interest expense	(131,900)	(132,516)	(131,034)
Income related to termination of Marina Agreement	15,196	—	—
Loss on early extinguishment of debt	—	—	(4,127)

	(115,146)	(127,951)	(127,608)

Loss before income taxes and discontinued operations	(708,152)	(305,761)	(297,907)
Income tax benefit	8,324	12,510	48,975

Loss from continuing operations	(699,828)	(293,251)	(248,932)

Income from discontinued operations:
Trump Indiana, net of income taxes	—	2,070	—

Income from discontinued operations	—	2,070	—

Net loss	(699,828)	(291,181)	(248,932)
Less: Net loss attributable to the noncontrolling interest	165,890	58,978	60,251

Net loss attributable to Trump Entertainment Resorts, Inc.	$(533,938)	$(232,203)	$(188,681)

Net loss per share attributable to Trump Entertainment Resorts, Inc. common shareholders—basic and diluted:
Continuing operations	$(16.85)	$(7.37)	$(6.07)
Discontinued operations	—	0.04	—

Basic and diluted net loss per share	$(16.85)	$(7.33)	$(6.07)

Weighted average shares outstanding—basic and diluted	31,691,463	31,674,980	31,086,918

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS, INC.

DEBTOR IN POSSESSION

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(In thousands, except share data)

	Trump Entertainment Resorts, Inc. Shareholders						Noncontrolling Interest	Total Equity (Deficit)
	Shares	Common Stock	Shares	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit
Balance at December 31, 2006	30,990,902	$31	900	$—	$457,772	$(45,035)	$125,395	$538,163
Stock-based compensation expense	—	—	—	—	2,501	—	768	3,269
Partnership distributions	—	—	—	—	—	—	(1,020)	(1,020)
Issuance of restricted stock, net of forfeitures and repurchases	80,052	—	—	—	(220)	—	—	(220)
Other	67	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(188,681)	(60,251)	(248,932)

Balance at December 31, 2007	31,071,021	31	900	—	460,053	(233,716)	64,892	291,260
Stock-based compensation expense	—	—	—	—	2,209	—	678	2,887
Partnership distributions							(1,020)	(1,020)
Issuance of restricted stock, net of forfeitures	647,355	1	—	—	—	—	—	1
Reduction in valuation allowance relating to pre-reorganization deferred tax assets	—	—	—	—	4,404	—	1,353	5,757
Net loss	—	—	—	—	—	(232,203)	(58,978)	(291,181)

Balance at December 31, 2008	31,718,376	32	900	—	466,666	(465,919)	6,925	7,704
Stock-based compensation expense	—	—	—	—	1,121	—	346	1,467
Partnership distributions	—	—	—	—	—	—	(1,020)	(1,020)
Forfeitures and cancellations of restricted stock	(448,031)	(1)	—	—	—	—	—	(1)
Net loss	—	—	—	—	—	(533,938)	(165,890)	(699,828)

Balance at December 31, 2009	31,270,345	$31	900	$—	$467,787	$(999,857)	$(159,639)	$(691,678)

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS, INC.

DEBTOR IN POSSESSION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(699,828)	$(291,181)	$(248,932)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Deferred income taxes	(8,324)	(11,373)	(49,125)
Depreciation and amortization	52,137	63,024	65,632
Intangible and other asset impairment charges	556,733	207,687	277,880
Accretion of interest income related to property tax settlement	(823)	(961)	(78)
Amortization of deferred financing costs	470	2,823	2,694
Provisions for losses on receivables	16,355	14,787	7,742
Stock-based compensation expense	1,467	2,887	3,269
Valuation allowance—CRDA investments	394	(344)	4,346
Loss (gain) on sale of assets	35	(123)	(1,000)
Non-cash reorganization expense	14,432	—	—
Income related to termination of Marina Agreement	(15,196)	—	—
Loss on early extinguishment of debt	—	—	4,127
Changes in operating assets and liabilities:
Increase in receivables	(9,640)	(9,178)	(4,436)
Decrease (increase) in inventories	905	(299)	804
Decrease (increase) in other current assets	3,432	(3,480)	(628)
Increase in other assets	(1,556)	(2,580)	(14,404)
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	14,440	(19,945)	16,223
Increase in accrued interest payable	89,341	53,348	4,457
Decrease in other long-term liabilities	(3,094)	(4,770)	(1,180)

Net cash flows provided by operating activities	11,680	322	67,391

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(26,805)	(178,964)	(232,188)
Decrease (increase) in restricted cash	2,807	44,395	(25,327)
Purchases of CRDA investments	(10,595)	(11,978)	(13,065)
Proceeds from CRDA investments	8,178	11,902	—
Capitalized interest on construction in progress	—	(8,517)	(4,202)
Cash deposit received in connection with Marina Amendment	—	15,196	—

Net cash flows used in investing activities	(26,415)	(127,966)	(274,782)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from term loans	—	100,000	540,625
Repayment of term loans	(4,924)	(4,493)	(295,125)
Borrowings under revolving credit facility	—	—	76,000
Repayment of revolving credit facility	—	—	(76,000)
Repayment of other long-term debt	(440)	(1,719)	(8,994)
Partnership distributions	—	(1,270)	(1,030)
Payment of deferred financing costs	—	—	(6,563)
Other	—	—	(220)

Net cash flows (used in) provided by financing activities	(5,364)	92,518	228,693

Net (decrease) increase in cash and cash equivalents	(20,099)	(35,126)	21,302
Cash and cash equivalents at beginning of year	86,183	121,309	100,007

Cash and cash equivalents at end of year	$66,084	$86,183	$121,309

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$42,089	$85,024	$129,544
Cash paid for income taxes	—	—	—
Equipment purchased under capital leases	1,547	6,116	—
Debt of Reorganized Company issued in exchange for debt and accrued interest of Predecessor Company	—	—	7
(Decrease) increase in accounts payable for accrued purchases of property and equipment	(14,083)	(8,632)	13,826

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

DEBTOR IN POSSESSION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2009	2008
Current assets:
Cash and cash equivalents	$66,084	$85,206
Accounts receivable, net of allowance for doubtful accounts of $39,791 and $25,695, respectively	31,890	38,579
Accounts receivable, other	5,136	5,162
Property taxes receivable	3,981	3,983
Inventories	5,033	5,938
Deferred income taxes	1,337	2,867
Prepaid and other current assets	17,431	16,863

Total current assets	130,892	158,598

Net property and equipment	1,134,027	1,707,403
Other assets:
Restricted cash	—	2,807
Deferred financing costs, net of accumulated amortization of $0 and $6,854, respectively	—	14,902
Trademarks	32,712	53,212
Intangible assets, net of accumulated amortization of $5,116 and $4,109, respectively	2,401	3,408
Property taxes receivable	12,585	15,760
Other assets, net of reserve of $33,092 and $32,479, respectively	83,196	79,370

Total other assets	130,894	169,459

Total assets	$1,395,813	$2,035,460

Current liabilities:
Current maturities of long-term debt	$661	$1,737,926
Accounts payable	28,887	36,714
Accrued payroll and related expenses	22,358	22,856
Income taxes payable	8,348	8,248
Accrued interest payable	11,310	71,450
Self-insurance reserves	17,290	14,234
Other current liabilities	30,903	47,877

Total current liabilities	119,757	1,939,305

Liabilities subject to compromise	1,890,608	—
Long-term debt, net of current maturities	6,570	5,924
Deferred income taxes	13,538	17,313
Other long-term liabilities	23,989	27,083
Partners’ capital:
Partners’ capital	605,314	603,883
Accumulated deficit	(1,263,963)	(558,048)

Total partners’ (deficit) capital	(658,649)	45,835

Total liabilities and partners’ (deficit) capital	$1,395,813	$2,035,460

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

DEBTOR IN POSSESSION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Gaming	$801,397	$936,761	$1,021,625
Rooms	93,299	87,336	83,733
Food and beverage	99,364	111,857	118,959
Other	42,893	44,251	46,019

	1,036,953	1,180,205	1,270,336
Less promotional allowances	(244,804)	(272,197)	(282,101)

Net revenues	792,149	908,008	988,235
Costs and expenses:
Gaming	406,179	454,027	472,167
Rooms	20,287	18,789	16,945
Food and beverage	51,650	53,851	52,407
General and administrative	241,957	260,021	274,817
Corporate and development	16,488	24,358	26,839
Corporate—related party	2,206	2,618	2,552
Depreciation and amortization	52,137	63,024	65,632
Goodwill and other intangible asset impairment charges	556,733	159,289	249,278
Reorganization expense	37,518	1,443	—
Income from settlement of property tax appeals	—	—	(30,705)

	1,385,155	1,037,420	1,129,932

Loss from operations	(593,006)	(129,412)	(141,697)
Non-operating income (expense):
Interest income	1,550	4,536	7,514
Interest expense	(131,900)	(132,516)	(131,034)
Income related to termination of Marina Agreement	15,196	—	—
Loss on early extinguishment of debt	—	—	(4,127)

	(115,154)	(127,980)	(127,647)

Loss before income taxes and discontinued operations	(708,160)	(257,392)	(269,344)
Income tax benefit	2,245	3,215	12,955

Loss from continuing operations	(705,915)	(254,177)	(256,389)

Income from discontinued operations:
Trump Indiana, net of income taxes	—	3,207	—

Income from discontinued operations	—	3,207	—

Net loss	$(705,915)	$(250,970)	$(256,389)

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

DEBTOR IN POSSESSION

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

(In thousands)

	Partners’ Capital	Accumulated Deficit	Total Partners’ Capital (Deficit)
Balance at December 31, 2006	$594,230	$(50,689)	$543,541
Stock-based compensation expense, net of forfeitures and repurchases	3,049	—	3,049
Partnership distributions	(1,020)	—	(1,020)
Net loss	—	(256,389)	(256,389)

Balance at December 31, 2007	596,259	(307,078)	289,181
Stock-based compensation expense, net of forfeitures and repurchases	2,887	—	2,887
Partnership distributions	(1,020)	—	(1,020)
Reduction in valuation allowance relating to pre-reorganization deferred tax assets	5,757	—	5,757
Net loss	—	(250,970)	(250,970)

Balance at December 31, 2008	603,883	(558,048)	45,835
Stock-based compensation expense, net of forfeitures	1,467	—	1,467
Contributions from TER	984	—	984
Partnership distributions	(1,020)	—	(1,020)
Net loss	—	(705,915)	(705,915)

Balance at December 31, 2009	$605,314	$(1,263,963)	$(658,649)

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

DEBTOR IN POSSESSION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(705,915)	$(250,970)	$(256,389)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Deferred income taxes	(2,245)	(3,215)	(13,105)
Depreciation and amortization	52,137	63,024	65,632
Intangible and other asset impairment charges	556,733	159,289	249,278
Accretion of interest income related to property tax settlement	(823)	(961)	(78)
Amortization of deferred financing costs	470	2,823	2,694
Provisions for losses on receivables	16,355	14,787	7,742
Stock-based compensation expense	1,467	2,887	3,269
Valuation allowance—CRDA investments	394	(344)	4,346
Loss (gain) on sale of assets	35	(123)	(1,000)
Non-cash reorganization expense	14,432	—	—
Income related to termination of Marina Agreement	(15,196)	—	—
Loss on early extinguishment of debt	—	—	4,127
Changes in operating assets and liabilities:
Increase in receivables	(9,640)	(9,178)	(4,436)
Decrease (increase) in inventories	905	(299)	804
Decrease (increase) in other current assets	3,432	(3,480)	(628)
Increase in other assets	(1,556)	(2,580)	(14,404)
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	14,441	(19,945)	16,223
Increase in accrued interest payable	89,341	53,348	4,457
Decrease in other long-term liabilities	(3,094)	(4,766)	(1,180)

Net cash flows provided by operating activities	11,673	297	67,352

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(26,805)	(178,964)	(232,188)
Decrease (increase) in restricted cash	2,807	44,395	(25,327)
Purchases of CRDA investments	(10,595)	(11,978)	(13,065)
Proceeds from CRDA investments	8,178	11,902	—
Capitalized interest on construction in progress	—	(8,517)	(4,202)
Cash deposit received in connection with the Marina Amendment	—	15,196	—

Net cash flows used in investing activities	(26,415)	(127,966)	(274,782)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from term loans	—	100,000	540,625
Repayments of term loans	(4,924)	(4,493)	(295,125)
Borrowings under revolving credit facility	—	—	76,000
Repayments of revolving credit facility	—	—	(76,000)
Repayments of other long-term debt	(440)	(1,719)	(8,994)
Contributions from TER	984	—	—
Partnership distributions	—	(1,270)	(1,030)
Payment of deferred financing costs	—	—	(6,563)
Other	—	—	(220)

Net cash flows (used in) provided by financing activities	(4,380)	92,518	228,693

Net (decrease) increase in cash and cash equivalents	(19,122)	(35,151)	21,263
Cash and cash equivalents at beginning of year	85,206	120,357	99,094

Cash and cash equivalents at end of year	$66,084	$85,206	$120,357

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$42,089	$85,024	$129,544
Cash paid for income taxes	—	—	—
Equipment purchased under capital leases	1,547	6,116	—
Debt of Reorganized Company issued in exchange for debt and accrued interest of Predecessor Company	—	—	7
(Decrease) increase in accounts payable for accrued purchases of property and equipment	(14,083)	(8,632)	13,826

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(1)	General

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

Prior to the December 2005 sale of our former subsidiary Trump Indiana, Inc. (“Trump Indiana”), we also owned and operated a riverboat casino in Gary, Indiana. See Note 16 for additional information regarding this discontinued operation.

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

On August 3, 2009, the Debtors filed their joint chapter 11 plan of reorganization with the Bankruptcy Court (as thereafter amended, the “Original Debtors’ Plan”) and the Disclosure Statement relating thereto (the “Original Debtors’ Disclosure Statement”). Following the termination of the Purchase Agreement, dated August 3, 2009 (as thereafter amended as of October 5, 2009), among TER, TER Holdings, BNAC, Inc. and Donald J. Trump (“Mr. Trump”) by Mr. Trump on November 16, 2009, and subsequent negotiations with their principal creditor constituencies, the Debtors decided to withdraw the Original Debtors’ Plan. Further, the Debtors decided to endorse and become co-proponents of the plan of reorganization proposed by the ad hoc committee (the “Ad Hoc Committee”) of the holders of the Debtors’ 8.5% Senior Secured Notes due 2015 (the “Senior Notes”) filed on August 11, 2009, and thereafter amended (the “AHC Plan”) and the Disclosure Statement relating thereto (the “AHC Disclosure Statement”). On December 24, 2009, the Debtors and the Ad Hoc Committee filed with the Bankruptcy Court a revised AHC Plan and revised AHC Disclosure Statement (as thereafter amended on January 5, 2010, the “Debtors/AHC Plan” and “Debtors/AHC Disclosure Statement”, respectively), reflecting the Debtors’ support of and co-proponent role with respect to such plan. On January 5, 2010, Beal Bank (formerly, Beal Bank S.S.B.) and Beal Bank of Nevada (together, “Beal Bank”) and Icahn Partners, L.P. and certain of its affiliates (“Icahn Partners”) filed a fourth amended joint plan of reorganization with the Bankruptcy Court (as thereafter amended on February 23, 2010, the “Beal/Icahn Plan”) and the Disclosure Statement relating thereto (the “Beal/Icahn Disclosure Statement”).

The following is a summary of the matters to occur pursuant to the Debtors/AHC Plan. This summary only highlights certain of the substantive provisions of the Debtors/AHC Plan and is not intended to be a complete description of, or a substitute for a full and complete reading of, the Debtors/AHC Plan. This summary is qualified in its entirety by reference to the full text of the Debtors/AHC Plan.

The key terms of the Debtors/AHC Plan are as follows:

•

a capital contribution of $225,000 in new equity capital (in exchange for 70% of the new common stock in the reorganized Company) in the form of a rights offering to holders of the Senior Notes and general unsecured claims backstopped by members of the Ad Hoc Committee of the holders of the Senior Notes (the “Backstop Parties”) (who will receive 20% of the new common stock in the reorganized Company as a backstop fee in consideration for their agreement to provide such backstop);

•	$125,000 repayment of Beal Bank’s first lien loan and reinstatement of the balance of the loan on modified terms;

•

5% of the new common stock in the reorganized Company and warrants to purchase up to an additional 5% of such new common stock will be issued to Mr. Trump or his affiliates, which warrants will be exercisable for five years commencing on the effective date of the Debtors/AHC Plan at a price per share equivalent to the $1,250,000 principal amount of the Senior Notes plus all interest accrued thereon as of the petition date divided by the total number of shares of new common stock to be outstanding on the effective date;

•	a pro rata distribution of 5% of the new common stock in the reorganized Company to holders of Senior Notes and general unsecured claims; and

•	no recovery for old equity.

The following is a summary of the matters to occur pursuant to the Beal/Icahn Plan. This summary only highlights certain of the substantive provisions of the Beal/Icahn Plan and is not intended to be a complete description of, or a substitute for a full and complete reading of, the Beal/Icahn Plan. This summary is qualified in its entirety by reference to the full text of the Beal/Icahn Plan.

On February 18, 2010, Beal Bank and Icahn Partners filed a notice that the conditions to the rights offering under the Beal/Icahn Plan were not met, and therefore, it would not be consummated.

The key terms of the Beal/Icahn Plan are as follows:

•	because the conditions were not met and the rights offering is not being consummated, Beal Bank and Icahn Partners will receive new equity in satisfaction of their claims under the first lien loan;

•

a new $45,000 debtor in possession facility is being offered to the Debtors by Icahn Partners to be entered into following the confirmation date, on terms and conditions reasonably acceptable to the Debtors and Icahn Partners, which will be converted into new equity in the reorganized Debtors;

•	a capital contribution of $80,000 will be made by Icahn Partners on the effective date for new equity in the reorganized Debtors; and

•	no recovery for holders of Senior Notes, general unsecured claims or old equity.

Both the Debtors/AHC Plan and the Beal/Icahn Plan provide that administrative expense claims and priority claims will be paid in full.

On February 23, 2010, a hearing before the Bankruptcy Court began for the confirmation of the Chapter 11 Case. Both the Debtors/AHC Plan and the Beal/Icahn Plan are subject to confirmation by the Bankruptcy Court and customary closing conditions, including approval of the New Jersey Casino Control Commission.

On March 2, 2010, the Debtors and certain holders of the Senior Notes entered into a commitment letter providing for a $45,000 senior secured debtor in possession notes facility (the “DIP Facility”). The borrowings under the DIP Facility would be conditioned upon confirmation of the Debtors/AHC Plan and would accrue interest on the outstanding principal amount thereof at a rate per annum equal to 10% payable on the earlier of the termination date or the date on which an event of default occurs. The maturity date of the DIP Facility would be the earliest of (a) six months from the closing date (or five months after the closing date if that certain Amended and Restated Backstop Agreement, dated December 11, 2009, among the Company and the Backstop Parties is not amended to extend the termination provisions thereunder), (b) the effective date of the Debtors/AHC Plan, (c) the date of confirmation of a plan of reorganization other than the Debtors/AHC Plan and (d) the acceleration of the loans and termination of the commitments. The borrowers would be subject to certain affirmative covenants as well as negative covenants. There are no financing or commitment fees required under the DIP Facility.

On March 2, 2010, the Debtors filed a motion for entry of an order authorizing the incurrence of post-petition indebtedness with priority over administrative expenses and secured by liens on property of the estates pursuant to the DIP Facility, and approving the DIP Facility.

On March 10, 2010, the hearing before the Bankruptcy Court concluded and the outcome is pending the decision of the Bankruptcy Court. On March 24, 2010, the Bankruptcy Court will hear oral arguments regarding certain motions regarding the recharacterization of certain payments previously made to Beal Bank, certain amendments to the current cash collateral order and the Company entering into the DIP Facility.

We intend to maintain business operations through the reorganization process. Our liquidity and capital resources, however, are significantly affected by the Chapter 11 Case. Our bankruptcy proceedings have resulted in various restrictions on our activities, limitations on financing and a need to obtain Bankruptcy Court approval for various matters. As a result of the filing of the Chapter 11 Case, the Debtors are not permitted to make any payments on pre-petition liabilities without prior Bankruptcy Court approval. However, the Debtors have been granted relief in order to continue wage and salary payments and other benefits to employees as well as other related pre-petition obligations; to continue to honor customer programs as well as certain related pre-petition customer obligations; and to pay certain pre-petition trade claims held by critical vendors. At this time, it is not possible to predict with certainty the effect of the Chapter 11 Case on our business or various creditors, or when we will emerge from these proceedings. Our future results depend upon our confirming and successfully implementing, on a timely basis, the Debtors/AHC Plan or the Beal/Icahn Plan. The continuation of the Chapter 11 Case, particularly if the Debtors/AHC Plan or the Beal/Icahn Plan is not timely consummated, could further adversely affect our operations.

Donald J. Trump’s Abandonment of Limited Partnership Interests in TER Holdings

By letter dated February 13, 2009, Mr. Trump notified TER that he had abandoned any and all of his 23.5% direct limited partnership interest in TER Holdings and relinquished any and all rights under the Fourth Amended and Restated Agreement of Limited Partnership of TER Holdings (the “Partnership Agreement”) or otherwise with respect to TER Holdings and Mr. Trump’s limited partnership interest. TER’s consolidated financial statements reflect the allocation of income (loss) to the noncontrolling interest pursuant to the terms of the Partnership Agreement for all periods presented. The Company expects that the reorganized Company will no longer present noncontrolling interests upon effectiveness of either the Debtors/AHC Plan or the Beal/Icahn Plan.

(2)	Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements include our accounts and those of our controlled subsidiaries and partnerships. We have eliminated all intercompany transactions. We view each casino property as an operating segment and all such operating segments have been aggregated into one reporting segment.

In preparing the accompanying consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after December 31, 2009.

Accounting Impact of Chapter 11 Case—The accompanying consolidated financial statements have been prepared in accordance with Topic 852—“Reorganizations” of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) (“ASC 852”) and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company has experienced increased competition and has incurred significant recurring losses from operations. Further, the filing of the Chapter 11 Case constituted an event of default or otherwise triggered repayment obligations under the indenture governing the Senior Notes issued by TER Holdings and TER Funding and the Company’s senior secured term loan agreement. The ability of the Company, both during and after the Chapter 11 Case, to continue as a going concern is contingent upon, among other things; (i) the ability of the Company to generate cash from operations and to maintain adequate cash on hand; (ii) the resolution of the uncertainty as to the amount of claims that will be allowed; (iii) the ability of the Company to confirm the Debtors/AHC Plan or the Beal/Icahn Plan under the Bankruptcy Code and obtain any debt and equity financing which may be required to emerge from bankruptcy protection; and (iv) the Company’s ability to achieve profitability. There can be no assurance that the Company will be able to successfully achieve these objectives in order to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Liabilities subject to compromise in the Consolidated Balance Sheets relate to certain of the liabilities of the Debtors incurred prior to the Petition Date. In accordance with ASC 852, liabilities subject to compromise are recorded at the estimated amount that is expected to be allowed as pre-petition claims in the Chapter 11 Case, even if they may be settled for lesser amounts in the future. Adjustments may result from negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, rejection of executory contracts and unexpired leases, proofs of claim, implementation of a plan of reorganization or other events.

Liabilities subject to compromise consisted of the following:

December 31, 2009
Senior Notes	$1,248,969
2007 Credit Agreement	483,833
Accrued interest payable related to Senior Notes and 2007 Credit Agreement	149,481
Accrued professional fees	5,305
Amounts due under services agreement with Mr. Trump	2,000
Partnership distributions payable	1,020

$1,890,608

All other liabilities are expected to be satisfied in the ordinary course of business. Accordingly, the Company has not reflected any of these liabilities as subject to compromise in the accompanying Consolidated Balance Sheets. The Company believes this classification provides an appropriate presentation of liabilities that are subject to compromise and not subject to compromise.

The Company wrote off as reorganization expense its deferred financing costs related to its Senior Notes and 2007 Credit Agreement in order to record its debt instruments at the amount of the claim expected to be allowed by the Bankruptcy Court in accordance with ASC 852. In addition, reorganization expense for the periods presented includes professional fees and other expenses incurred which are directly associated with the bankruptcy process.

The following table summarizes reorganization expense and related costs for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Deferred financing costs	$14,432	$—	$—
Professional fees and other expenses	23,086	1,443	—

	$37,518	$1,443	$—

The Company is required to accrue interest expense during the Chapter 11 Case only to the extent that it is probable that such interest will be paid pursuant to the proceedings. Given that neither the Original Debtors’ Plan nor the AHC Plan provided for any recovery of interest expense related to the Senior Notes, the Company ceased recording contractual interest expense on the Senior Notes on October 7, 2009, the date on which the Bankruptcy Court approved both the Original Debtors’ Disclosure Statement and the AHC Disclosure Statement. The Company continues to record interest expense under the contractual terms of its 2007 Credit Agreement. Total consolidated interest expense during the year ended December 31, 2009 would have been $159,445 had the Company recorded interest expense under the terms of its contractual agreements. For the years ended December 31, 2008 and 2007, the Company recognized interest expense in accordance with the terms of its debt and capitalized lease obligations.

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

Restricted Cash—Restricted cash at December 31, 2008 included $2,807 of interest bearing cash collateral for outstanding letters of credit.

Revenue Recognition and Allowance for Doubtful Accounts—The majority of our revenue is derived from gaming activities. As our gaming revenues are primarily generated from cash transactions, our revenues do not typically require the use of estimates. Gaming revenues represent the difference between amounts of gaming wins and losses. Revenues from hotel and other services are recognized at the time the related services are performed. We extend credit on a discretionary basis to certain qualified patrons. Our casino properties establish credit limits for approved casino customers following investigations of creditworthiness. We maintain an allowance for doubtful accounts based on a specific review of customer accounts as well as a review of the history of write-offs of returned markers. Accounts are written off when it is determined that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. Management believes that the reserve recorded is reasonable; however, these estimates could change based on the actual collection experience with each returned marker.

Inventories—Inventories of provisions and supplies are carried at the lower of cost (weighted average) or market value.

Property and Equipment—The carrying value of property and equipment is initially stated at cost. We review our property and equipment for impairment whenever events or changes in circumstances indicate that the recorded carrying value cannot be recovered from the estimated undiscounted future cash flows. When the carrying value of an asset exceeds the associated undiscounted estimated future cash flows, the asset is considered to be impaired and is written down to fair value.

Property and equipment is depreciated on the straight-line method using rates based on the estimated useful lives as follows:

Buildings and building improvements	20 – 40 years
Furniture, fixtures and equipment	3 – 10 years

Depreciation expense includes amortization of assets under capital lease obligations.

Capitalized Interest—We capitalize interest for associated borrowing costs of construction projects. Capitalization of interest ceases when the asset is substantially complete and ready for its intended use. There was no interest capitalized during the year ended December 31, 2009. Interest capitalized during the years ended December 31, 2008 and 2007 was $8,517 and $4,202, respectively.

Long-lived Assets and Assets Held for Sale—In accordance with ASC Topic 360—“Property, Plant and Equipment” (“ASC 360”), when events or circumstances indicate that the carrying amount of long-lived assets to be held and used might not be recoverable, the expected future undiscounted cash flows from the assets are estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss would be recorded. The impairment loss would be measured by comparing the fair value of the long-lived asset group with its carrying amount.

Long-lived assets are considered held for sale when certain criteria are met, including whether management (having the authority to approve the action) has committed to a plan to sell the asset, whether the asset is available for sale in its present condition and whether a sale of the asset is probable within one year of the reporting date. Long-lived assets that are classified as held for sale are reported at the lower of the assets’ carrying amount or fair value less costs related to the assets’ disposition and are no longer depreciated. See Note 4 regarding long-lived asset impairment charges recorded during 2009, 2008 and 2007 resulting from our impairment testing.

Goodwill and Other Intangible Assets—In accordance with ASC Topic 350—“Intangibles—Goodwill and Other” (“ASC 350”), we amortize intangible assets over their estimated useful lives unless we determined their lives to be indefinite. Goodwill and other intangible assets with indefinite lives are not amortized but are subject to tests for impairment at least annually. ASC 350 requires that we perform impairment tests more frequently than annually if events or circumstances indicate that the value of goodwill or intangible assets with indefinite lives might be impaired. See Note 5 regarding goodwill and other intangible asset impairment charges recorded during 2009, 2008 and 2007 resulting from our impairment testing.

Deferred Financing Costs—Financing costs, including underwriters’ discounts and direct transactional fees associated with the issuance of debt, are capitalized as deferred financing costs and are amortized to interest expense over the terms of the related debt. During 2009, the Company wrote off as reorganization expense its deferred financing costs related to its Senior Notes and 2007 Credit Agreement in order to record its debt instruments at the amount of the claim expected to be allowed by the Bankruptcy Court in accordance with ASC 852.

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

Promotional Allowances—The retail value of accommodations, food, beverage and other services provided to patrons without charge is included in revenues and deducted as promotional allowances. The estimated costs of providing such promotional allowances are included in gaming costs and expenses in the accompanying consolidated statements of operations and consist of the following:

	Year Ended December 31,
	2009	2008	2007
Rooms	$28,196	$25,404	$24,018
Food and beverage	58,795	66,211	73,054
Other	8,614	11,215	10,422

	$95,605	$102,830	$107,494

Cash discounts based upon a negotiated amount with each affected patron are recognized as promotional allowances on the date the related revenue is recorded. Cash-back program awards that are given to patrons based upon earning points for future awards are accrued as the patron earns the points. The amounts are recorded as promotional allowances in the statements of operations.

Advertising Expense—We expense advertising costs as they are incurred. Advertising expense was $9,129, $15,290 and $14,539 for the years ended December 31, 2009, 2008 and 2007, respectively.

Derivative Instruments and Hedging Activities—We account for derivative instruments and hedging activities under ASC Topic 815—“Derivatives and Hedging” (“ASC 815”). We recognize derivatives on the balance sheet at fair value.

We currently have no outstanding interest rate swaps. From time to time, we enter into interest rate swap agreements to change the proportion of fixed to variable rate debt within parameters established by management. In accordance with these parameters, the agreements are used to manage interest rate risks and cost inherent in our debt portfolio.

Income Taxes—We account for income taxes, including our current, deferred and non-cash charge in lieu of tax provisions in accordance with ASC Topic 740—“Income Taxes” (“ASC 740”). The provision for income taxes included in the respective statements of operations of TER and TER Holdings differs because of the tax status of these entities. TER Holdings’ provision for income taxes includes only state income tax provisions and balances because of its status as a partnership for federal tax purposes.

Noncontrolling Interest in Subsidiaries—On January 1, 2009, we adopted ASC Topic 810-10-65—“Transition Related to FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—An amendment of ARB No. 51” (“ASC 810-10-65”). ASC 810-10-65 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, ASC 810-10-65 requires consolidated net income to be reported including the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. We have retrospectively applied the presentation and disclosure provisions of ASC 810-10-65 and have adopted its other provisions prospectively. We present Mr. Trump’s limited partnership interest in TER Holdings as a noncontrolling interest. See “Donald J. Trump’s Abandonment of Limited Partnership Interest in TER Holdings” in Note 1. If we had not been required to adopt ASC 810-10-65, pro forma net loss and net loss per basic and diluted share attributable to TER would have been $692,903 and $21.86, respectively, for the year ended December 31, 2009.

Stock-based Compensation—We recognize stock-based compensation in accordance with ASC Topic 718—“Compensation—Stock Compensation” (“ASC 718”). ASC 718 requires the fair value of equity awards to be recognized in the financial statements. Compensation expense is recognized on a straight-line basis over the vesting period of the award.

Reclassifications—Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.

Recently Issued Accounting Pronouncements—In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification (“ASC”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 became effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the ASC is nonauthoritative. The Company has included references to authoritative accounting literature in accordance with the ASC. There are no other changes to the content of the Company’s financial statements or disclosures as a result of implementing the ASC.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165” or “ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855-10 became effective for the Company’s quarter ending June 30, 2009.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3” or “ASC 350-30”). ASC 350-30 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350. The intent of ASC 350-30 is to improve the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC 805 and other GAAP. ASC 350-30 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption of the standard is prohibited. ASC 350-30 became effective for our fiscal year beginning January 1, 2009. The adoption of the standard did not have an effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161” or “ASC 810-10”). ASC 810-10 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under ASC 810-10, entities are required to provide enhanced disclosures relating to: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133” or “ASC 815”), and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 810-10 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under ASC 815 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. ASC 810-10 became effective for our fiscal year beginning January 1, 2009. The adoption of ASC 810-10 did not have an effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)” or “ASC 805”). ASC 805 retained the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805, which is broader in scope than that of SFAS 141, which applied only to business combinations in which control was obtained by transferring consideration, applies the same method of accounting (the purchase method) to all transactions and other events in which one entity obtains control over one or more other businesses. ASC 805 also makes certain other modifications to SFAS 141. We are required to apply the provisions of ASC 805 to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of ASC 805 will have an effect on our consolidated financial statements if we were to acquire any companies in the future.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157” or “ASC 820”) which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 820 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2” or “ASC 820-10”), which delayed the effective date of ASC 820 to our fiscal year beginning January 1, 2009 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Non-financial assets and non-financial liabilities for which we are required to apply the provisions of ASC 820 include our intangible assets and long-lived assets measured at fair value under ASC 350 and ASC 360, respectively. We adopted ASC 820 effective January 1, 2008 for financial assets and liabilities and effective January 1, 2009 for non-financial assets and non-financial liabilities. The adoption of ASC 820 did not have an effect our consolidated financial statements.

(3)	Termination of Trump Marina Asset Purchase Agreement

On May 28, 2008, Trump Marina Associates, LLC (“Seller”) entered into an Asset Purchase Agreement (the “Marina Agreement”) to sell Trump Marina (the “Property”) to Coastal Marina, LLC (“Buyer”), an affiliate of Coastal Development, LLC (“Coastal”). Pursuant to the Marina Agreement, (1) Buyer was to acquire substantially all of the assets of, and assume certain liabilities related to, the business conducted at the Property and (2) unrelated existing litigation between the Company and Coastal (see Note 19) was to be settled. Upon entering into the Marina Agreement, Buyer placed into escrow a $15,000 deposit toward the purchase price (the “Original Marina Deposit”).

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

Coastal failed to consummate the transaction within the time provided under the Marina Amendment. On June 1, 2009, Seller delivered notice to Coastal that the Marina Agreement, as amended by the Marina Amendment, was terminated. Seller also delivered notice to the escrow agent requesting release of the Additional Marina Deposit to Seller. Pursuant to the Marina Amendment, Coastal unconditionally and irrevocably (i) agreed that the Original Marina Deposit, including interest, had been fully earned by Seller and under no circumstance would the Original Marina Deposit be returned and (ii) waived any claim or right related to the Original Marina Deposit or for return of such. Accordingly, the Company recognized income of $15,196 during the second quarter of 2009. The Company did not recognize income related to the Additional Marina Deposit remaining in escrow since the funds have not been released by the escrow agent.

On July 28, 2009, Buyer and Coastal filed an Adversary Complaint with the Bankruptcy Court, claiming they were fraudulently induced to enter the Marina Agreement, that the agreement was breached, and that these and other related claims gave rise to a right to the return of the Initial Marina Deposit, the Additional Marina Deposit, damages and other relief. On October 21, 2009, Buyer and Coastal filed an Amended Complaint adding Mr. Trump and other parties as defendants, and adding additional allegations to the existing claims. We believe these claims are without merit.

The accompanying financial statements do not present certain long-lived assets of Trump Marina as assets held for sale and Trump Marina’s results of operations as a discontinued operation as all of the criteria required under ASC 360-10-45-9 were not met as of the reporting date. Prior period amounts have been reclassified to conform to the current period presentation.

(4)	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2009	2008
Land and land improvements	$213,442	$398,290
Building and building improvements	932,282	1,256,470
Furniture, fixtures and equipment	146,830	221,380
Construction in progress	1,502	13,686

	1,294,056	1,889,826
Less accumulated depreciation and amortization	(160,029)	(182,423)

Net property and equipment	$1,134,027	$1,707,403

Due to certain events and circumstances, including the continuing negative effects of regional competition on our results and the termination of the Marina Agreement, we performed impairment testing related to our long-lived assets in accordance with ASC 360-10-35-21 during the second quarter of 2009. Based upon our review, the sum of the estimated undiscounted future cash flows expected to be generated by the long-lived asset groups of Trump Marina and Trump Plaza were less than the carrying values of those assets. We estimated the fair value of the asset groups based upon consideration of the cost, income and market approaches to value, as appropriate, and sought the assistance of an independent valuation firm. We recorded asset impairment charges related to Trump Marina and Trump Plaza totaling $536,233. These non-cash impairment charges are included within Intangible and other asset impairment charges in the 2009 statement of operations. In addition, in connection with our impairment testing, we reduced the estimated remaining useful life of Trump Plaza’s building to 20 years. A long-lived asset impairment charge was not recognized with respect to Trump Taj Mahal as the estimated undiscounted future cash flows expected to be generated by its long-lived asset group were greater than the carrying value of its assets. However, based upon current market conditions and management’s estimates, the carrying value of Trump Taj Mahal’s long-lived assets may exceed their fair value.

During early January 2010, table game legislation was signed into Pennsylvania law which allows for table games at each of the authorized casino locations in Pennsylvania. We viewed this as an indicator of potential impairment of our long-lived assets. We performed an interim impairment test as of December 31, 2009 and concluded that our long-lived assets were not impaired.

During 2008, in connection with the Marina Amendment, an estimated loss on disposal of $45,000 was recognized to reflect Trump Marina’s assets held for sale at their estimated fair value less costs to sell. This estimated loss on disposal is included within Intangible and other asset impairment charges in the 2008 statement of operations.

During 2007, we recorded an asset impairment charge totaling $91,271 related to Trump Marina’s long-lived assets. The non-cash impairment charge is included within Intangible and other asset impairment charges in the 2007 statement of operations. Additionally, we reduced the remaining estimated useful life of Trump Marina’s building to 20 years in connection with our impairment test.

The impairment charges recognized in connection with our long-lived assets were allocated to the respective asset groups on a pro-rata basis based upon the carrying value of the assets in accordance with ASC 360.

(5)	Intangible Assets

In accordance with ASC 350, we perform our goodwill and other intangible asset impairment testing annually as of October 1, or more frequently than annually if events or circumstances indicate that the value of goodwill or indefinite-lived intangible assets might be impaired. With the assistance of an independent valuation firm, we use discounted cash flow, market capitalization and market multiple methodologies in our determination of the estimated fair value of our reporting units with goodwill. Our estimated future cash flows assumed under the discounted cash flow approach have been negatively impacted by the weakened economic conditions, the continuing effects of regional competition, the partial smoking ban in Atlantic City, rising fuel costs and other factors.

Due to the circumstances described above, we also performed interim impairment testing related to our intangible assets during the second quarter of 2009. Based upon the results of our impairment testing, we determined that trademarks relating to Trump Plaza and Trump Taj Mahal were impaired. As a result, we recognized intangible asset impairment charges totaling $20,500, of which $3,720 related to Trump Taj Mahal trademarks and $16,780 related to Trump Plaza trademarks. These non-cash impairment charges are included within Intangible and other asset impairment charges in the 2009 statement of operations.

Due to the abovementioned passage of table game legislation into Pennsylvania law which allows for table games at each of the authorized casino locations in Pennsylvania, we performed an interim impairment test as of December 31, 2009 and concluded that our long-lived assets were not impaired.

During 2008, based upon the results of our impairment testing, we determined that goodwill relating to Trump Taj Mahal and TER was impaired. As a result, we recognized goodwill impairment charges totaling $124,542, of which $76,144 related to Trump Taj Mahal and $48,398 related to TER. In addition, we recognized other intangible asset impairment charges of $38,145, of which $18,647 related to Trump Marina trademarks, $14,121 related to Trump Taj Mahal trademarks and $5,377 related to Trump Plaza trademarks. Of the charges recognized, $20,943 was recorded in connection with impairment testing performed as a result of entering into the Marina Agreement, $129,773 was recorded in connection with an interim impairment test performed as of September 30, 2008 due to the effects of adverse market conditions on our operating results, the decline in the market price of TER Common Stock and other factors and $11,971 was recorded during the fourth quarter of 2008, due to the negative effects of further deterioration in the Atlantic City gaming market and the overall weakness of the economy on our operating performance. These non-cash impairment charges are included within Intangible and other asset impairment charges in the 2008 statement of operations.

During 2007, based upon the results of our impairment testing, we determined that our trademarks relating to Trump Taj Mahal, Trump Marina and Trump Plaza and goodwill relating to TER, Trump Marina and Trump Plaza were impaired. As a result, we recognized goodwill and other intangible asset impairment charges totaling $186,609, of which $28,602 related to TER, $30,447 related to Trump Taj Mahal, $70,858 related to Trump Marina and $56,702 related to Trump Plaza. These non-cash impairment charges are included within Intangible and other asset impairment charges in the 2007 statement of operations.

The impairment test procedures performed in accordance with ASC 350 require management to make comprehensive estimates of the future cash flows of our reporting units. Due to uncertainties associated with such estimates, actual results could differ from such estimates. A continuation of the previously mentioned conditions may result in the determination that some or all of our remaining intangible assets have become impaired, which could result in additional impairment charges.

A rollforward of goodwill for the period from December 31, 2006 to December 31, 2009 is as follows:

	TER	TER Holdings
Balance, December 31, 2006	$226,480	$129,024
Goodwill impairment charges	(80,590)	(51,988)
Charge in lieu of income taxes	(200)	(200)
Reduction in Trump Indiana income tax accrual	(481)	(481)
Other	7	7

Balance, December 31, 2007	145,216	76,362
Reduction in valuation allowance relating to pre-reorganization deferred tax assets	(20,674)	(218)
Goodwill impairment charges	(124,542)	(76,144)

Balance December 31, 2008	$—	$—

The difference in goodwill between TER Holdings and TER was primarily related to the recognition of an additional federal deferred tax liability due to TER’s status as a corporation.

Our other intangible assets consist of the following:

	As of December 31, 2009			As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trademarks	$32,712		$32,712	$53,212		$53,212
Other intangible assets:
Leasehold interests (weighted average useful life—1.6 years)	$517	$(500)	$17	$517	$(493)	$24
Customer relationships (useful life—7 years)	7,000	(4,616)	2,384	7,000	(3,616)	3,384

Total other intangible assets	$7,517	$(5,116)	$2,401	$7,517	$(4,109)	$3,408

We recorded amortization expense of $1,007, $1,131, and $1,436 during the years ended December 31, 2009, 2008 and 2007, respectively.

Future amortization expense of our amortizable intangible assets for each of the years ended December 31, is as follows: 2010—$1,007; 2011—$1,007; and 2012—$387.

(6)	Fair Value Measurements

ASC Topic 820—“Fair Value Measurements and Disclosures” (“ASC 820”) establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of the hierarchy are described below:

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

The fair value measurements relating to the long-lived assets of Trump Plaza and Trump Marina were determined using inputs within Level 2 of ASC 820’s hierarchy. The fair value measurements relating to the trademarks of Trump Plaza and Trump Taj Mahal were determined using inputs within Level 3 of ASC 820’s hierarchy. For level 3 fair value measurements, the Company used a relief from royalty method to estimate the fair value of the assets. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy. The amounts recorded related to the long-lived assets and trademarks are classified within net property and equipment and trademarks on the consolidated balance sheet as of December 31, 2009.

(7)	Debt

Our debt consists of the following:

	December 31,
	2009	2008
Senior Secured Credit Facility:
Term Loan—subject to compromise, matures December 21, 2012, interest and principal payments due quarterly at LIBOR plus 5.2%, which includes 2% default interest at December 31, 2009 (8.2% at December 31, 2009)	$483,833	$488,757
Senior Secured Notes—subject to compromise, due June 1, 2015, interest payable semi-annually at 8.5%, interest payments due June 1 and December 1	1,248,969	1,248,969
Other:
Capitalized lease obligations, payments due at various dates through 2028, secured by slot and other equipment, interest at 8.5% to 12%	7,231	6,124

Total long-term debt	1,740,033	1,743,850
Less: current maturities	(1,733,463)	(1,737,926)

Long-term debt, net of current maturities	$6,570	$5,924

Debtor-in-Possession Facility—On March 2, 2010, the Debtors and certain holders of the Senior Notes entered into a commitment letter providing for a $45,000 senior secured debtor in possession notes facility (the “DIP Facility”). The borrowings under the DIP Facility would be conditioned upon confirmation of the Debtors/AHC Plan and would accrue interest on the outstanding principal amount thereof at a rate per annum equal to 10% payable on the earlier of the termination date or the date on which an event of default occurs. The maturity date of the DIP Facility would be the earliest of (a) six months from the closing date (or five months after the closing date if that certain Amended and Restated Backstop Agreement, dated December 11, 2009, among the Company and the Backstop Parties is not amended to extend the termination provisions thereunder), (b) the effective date of the Debtors/AHC Plan, (c) the date of confirmation of a plan of reorganization other than the Debtors/AHC Plan and (d) the acceleration of the loans and termination of the commitments. The borrowers would be subject to certain affirmative covenants as well as negative covenants. There are no financing or commitment fees required under the DIP Facility.

On March 2, 2010, the Debtors filed a motion for entry of an order authorizing the incurrence of post-petition indebtedness with priority over administrative expenses and secured by liens on property of the estates pursuant to the DIP Facility, and approving the DIP Facility.

Event of Default—As discussed in Note 1, on February 17, 2009, the Debtors filed voluntary petitions in the Bankruptcy Court seeking relief under the provisions of chapter 11 of the Bankruptcy Code. The filing of the Chapter 11 Case constituted an event of default and therefore triggered repayment obligations under the $493,250 senior secured facility entered into by the Company on December 21, 2007 (the “2007 Credit Agreement”) and the Senior Notes. As a result, all indebtedness outstanding under the Senior Notes and the 2007

Credit Agreement (which has a cross-default provision with the Senior Notes) became automatically due and payable. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be approved by the Bankruptcy Court. Consequently, the Company has classified the indebtedness under the Senior Notes and the 2007 Credit Agreement within current liabilities in its Consolidated Balance Sheets.

In addition, until such time as no event of default exists, (i) the interest rate on any overdue principal or interest relating to the Senior Notes increases by an additional 1% per annum in excess of the 8.5% interest rate (as of December 31, 2009, we are past due on our December 1, 2008, June 1, 2009 and December 1, 2009 interest payments) and (ii) the interest rate under the 2007 Credit Agreement increases by an additional 2% in excess of the otherwise applicable interest rate on amounts outstanding under the 2007 Credit Agreement.

2007 Credit Agreement—On December 21, 2007, TER and TER Holdings entered into the 2007 Credit Agreement. Under the 2007 Credit Agreement, TER Holdings borrowed $393,250 which was to be used to (i) refinance all amounts outstanding under its Credit Agreement dated May 20, 2005 (the “2005 Credit Facility”), (ii) pay fees and expenses incurred in connection with the 2007 Credit Agreement and the refinancing of the 2005 Credit Facility, (iii) fund construction of the Chairman Tower at Trump Taj Mahal, and (iv) provide financing for working capital, capital expenditures and other general corporate purposes.

TER Holdings incurred $6,563 of costs associated with entering into the 2007 Credit Agreement. TER Holdings recorded a $4,127 non-cash loss on early extinguishment of debt during the year ended December 31, 2007 relating to the write-off of unamortized debt issuance costs associated with the 2005 Credit Facility.

In connection with the Marina Agreement, TER Holdings entered into an amendment, dated as of May 29, 2008, to the 2007 Credit Agreement (the “Amendment”). Pursuant to the Amendment, (i) the 2007 Credit Agreement lenders consented to the sale of Trump Marina, subject to the satisfaction of certain conditions, (ii) the applicable interest rate margins payable on amounts outstanding under the 2007 Credit Agreement would have increased had the transactions contemplated by the Marina Agreement closed, and (iii) TER Holdings agreed to pay amendment fees equal to one percent of the amount of the 2007 Credit Agreement.

During 2008, TER Holdings borrowed the remaining $100,000 available under the 2007 Credit Agreement which was used principally to fund capital expenditures associated with construction of the Chairman Tower.

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

Senior Notes—On May 20, 2005, TER Holdings and TER Funding issued the Senior Notes. These Senior Notes were used to pay distributions under the Second Amended and Restated Joint Plan of Reorganization, dated as of March 30, 2005, as amended (the “2005 Plan”) of Trump Hotels & Casino Resorts, Inc. (“THCR”), our predecessor company. The Senior Notes due June 1, 2015, bear interest at 8.5% per annum, subject to the increase by an additional 1% per annum as discussed above. $1,038 of the Senior Notes were returned to us under the terms of the 2005 Plan and retired during 2006. During June 2007, we were notified by our bond trustee of the issuance of $7 in additional Senior Notes as a result of a clerical adjustment in the original issuance. As such, we recorded additional outstanding Senior Notes and increased our goodwill by $7 as these notes were issued as part of our reorganization.

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

Long-term debt and capital lease obligations mature as follows:

Year Ended December 31,	Long-term debt	Captial lease obligations	Total
2010	$1,732,802	$1,457	$1,734,259
2011	—	1,348	1,348
2012	—	1,121	1,121
2013	—	793	793
2014	—	793	793
Thereafter	—	10,306	10,306

Total	1,732,802	15,818	1,748,620

Less: amount representing interest	—	(8,587)	(8,587)

Total	$1,732,802	$7,231	$1,740,033

(8)	Income Taxes

Our income tax benefit attributable to continuing operations and discontinued operations is as follows:

	Year Ended December 31,
	2009	2008	2007
Continuing operations	$8,324	$12,510	$48,975
Discontinued operations	—	2,070	—

	$8,324	$14,580	$48,975

The income tax benefit (expense) attributable to income (loss) from continuing operations before income taxes is as follows:

	Year Ended December 31,
	2009	2008	2007
Current—federal	$—	$—	$(103)
Deferred—federal	6,079	9,295	36,020

Provision for federal income taxes	6,079	9,295	35,917

Current—state	—	—	(47)
Deferred—state	2,245	3,215	13,305

Provision for state income taxes	2,245	3,215	13,258

Non-cash charge in lieu of taxes	—	—	(200)

	$8,324	$12,510	$48,975

Our current federal income tax provision reflects the utilization of net operating loss carryforwards and our deferred income tax provision reflects the impact of a reduction in our net deferred tax liabilities. The non-cash charge in lieu of taxes represents the utilization of pre-reorganization tax benefits that are reflected as a reduction to goodwill. The difference between TER’s and TER Holdings’ tax provision is due to a federal deferred tax benefit of $6,079, $9,295 and $36,020 for the years ended December 31, 2009, 2008 and 2007, respectively, because of TER’s status as a corporation for federal income taxes.

At December 31, 2009, we had unrecognized tax benefits of approximately $36,125, including interest. In accordance with ASC Topic 805—“Business Combinations” (“ASC 805”), which we adopted on January 1, 2009, $19,977 of unrecognized tax benefits would affect our effective tax rate for continuing operations, if recognized, and $1,180 would be recorded as a reduction to income tax expense for discontinued operations, if recognized. It is reasonably possible that certain unrecognized tax benefits related to income tax examinations totaling $8,348 could be settled during the next twelve months.

The following table summarizes the activity related to our unrecognized tax benefits:

Unrecognized tax benefits at December 31, 2008	$24,157
Increases (decreases) related to current year tax positions	557
Increases (decreases) related to prior year tax positions	100
Decreases related to settlements with taxing authorities	—
Decreases resulting from the expiration of the statute of limitations	—

Unrecognized tax benefits at December 31, 2009	$24,814

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties as a component of income tax expense. During the years ended December 31, 2009, 2008 and 2007, we recognized approximately $2,321, $2,726 and $2,506, respectively, in potential interest associated with uncertain tax positions. In addition, for the year ended December 31, 2008, we reduced interest expense by $2,179 to reflect the reversal of accrued interest related to the reduction of certain unrecognized tax benefits. At December 31, 2009, we had approximately $11,311 accrued for the payment of interest on uncertain tax positions. In accordance with ASC 805, to the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of interest expense.

Federal and State Income Tax Audits

Tax years 2005 through 2009 remain subject to examination by the federal tax authority. Tax years 1995 through 2009 remain subject to examination by state tax jurisdictions.

At December 31, 2009, we have accrued $954 to reflect the expected federal tax liability (including interest) for the period from January 1, 2005 through December 21, 2005, the date of the sale of our former subsidiary, Trump Indiana to Majestic Star Casino, LLC (“Majestic Star”), resulting from agreed upon Internal Revenue Service (“IRS”) audit adjustments for 1996 through 2004. Additionally, we have accrued a liability of $583 related to the impact on state income taxes (including interest) resulting from agreed upon IRS audit adjustments for 1996 through December 21, 2005. In accordance with the terms of our Stock Purchase Agreement with Majestic Star, TER Holdings has retained the liability for expected federal and state income taxes (including interest) related to Trump Indiana for the tax years 1995 through December 21, 2005. During the year ended December 31, 2008, we reduced our tax liability by $5,333 (including interest), resulting from our settlement with the State of Indiana for certain years and our discussions with the State of Indiana for the remaining years.

From 2002 through 2006, state income taxes for our New Jersey operations were computed under the alternative minimum assessment method. We have asserted our position that New Jersey partnerships were exempt from these taxes and, as such, have not remitted payments of the amounts provided. The New Jersey Division of Taxation has issued an assessment to collect the unpaid taxes for the tax years 2002 and 2003. At December 31, 2009, we have accrued $30,931 for taxes and interest relating to this alternative minimum tax assessment for 2002 and 2003, as well as the open years 2004 through 2006. We are currently in discussions with the New Jersey Division of Taxation regarding settlement of these assessments.

A reconciliation of our federal income tax at the federal statutory rate to our income tax (benefit) provision from continuing operations is as follows:

	Year Ended December 31,
	2009	2008	2007
Federal statutory rate	$(247,853)	$(107,016)	$(104,267)
State taxes, net of federal benefit	(1,459)	(2,090)	(8,617)
Permanent differences, net	8,165	1,871	1,714
Goodwill impairment	—	43,590	28,207
Minority interest on land and trademark impairment	1,096	4,056	15,722
Non-cash charge-in-lieu of income taxes	—	—	200
Valuation allowance	231,727	47,079	17,964
Other, net	—	—	102

	$(8,324)	$(12,510)	$(48,975)

The tax effects of significant temporary differences representing deferred tax assets and liabilities, subject to valuation allowances are as follows:

	TER		TER Holdings
	December 31,		December 31,
	2009	2008	2009	2008
Deferred tax assets:
Accruals and prepayments	$40,811	$55,314	$11,008	$14,920
Basis differences on intangible assets	23,192	22,980	6,256	6,199
Basis differences on property and equipment	144,482	5,020	38,885	6,006
NOL carryforwards	182,712	108,510	54,352	37,086

	391,197	191,824	110,501	64,211
Less: Valuation allowance	(369,220)	(143,038)	(104,794)	(48,821)

	21,977	48,786	5,707	15,390

Deferred tax liabilities:
Basis differences on property and equipment	(49,964)	(76,862)	(13,257)	(22,963)
Trademarks and other	(17,243)	(25,478)	(4,651)	(6,873)

	(67,207)	(102,340)	(17,908)	(29,836)

Net deferred income tax liability	$(45,230)	$(53,554)	$(12,201)	$(14,446)

TER Holdings’ deferred tax assets and liabilities only reflect state tax effects, because of TER Holdings’ status as a partnership for federal income taxes.

Net Operating Loss Carryforwards

Utilization of predecessor company federal net operating loss carryforwards (“NOLs”) available to TER is limited pursuant to Section 382 of the Internal Revenue Code. As of December 31, 2009, we have federal NOLs of approximately $408,300 available to offset future taxable income of which approximately $27,500 are limited pursuant to Section 382 of the Internal Revenue Code to approximately $2,000 annually until expiration. The federal NOLs expire from 2011 through 2029.

Under the New Jersey Casino Control Act, Trump Taj Mahal, Trump Plaza and Trump Marina are required to file New Jersey corporation business tax returns. As of December 31, 2009, Trump Taj Mahal, Trump Plaza and Trump Marina had NOLs of approximately $142,500, $321,600 and $139,700, respectively, for New Jersey state income tax purposes. The New Jersey state NOLs expire from 2010 through 2016.

Potential Chapter 11 Case Implications

If the Company’s debt is reduced or restructured as a result of the Chapter 11 Case, the Company anticipates that it would recognize “cancellation of indebtedness” income, and as a result, the Company could be required to reduce certain tax attributes such as NOLs and the tax basis of its assets. Any such reduction could result in increased future tax liabilities for the Company. Additionally, the utilization of NOLs, if any, may be limited pursuant to Section 382 of the Internal Revenue Code.

Tax Distributions

TER Holdings’ partnership agreement requires distributions to its partners sufficient in amount to cover all federal, state and local income taxes incident to their ownership of TER Holdings, including special allocations of income, gains, losses, deductions and credits. TER Holdings made distributions of $1,020 during each of the years ended December 31, 2008 and 2007. TER Holdings recorded distributions payable of $1,020 as of December 31, 2009.

(9)	Earnings Per Share

The computations of basic and diluted net loss per share attributable to TER common stockholders are as follows:

	Year Ended December 31,
(in thousands, except share and per share data)	2009	2008	2007
Numerator for basic and diluted net loss per share:
Loss from continuing operations	$(533,938)	$(233,519)	$(188,681)
Income from discontinued operations	—	1,316	—

Net loss attributable to TER common shareholders	$(533,938)	$(232,203)	$(188,681)

Denominator for basic and diluted net loss per share:
Weighted average shares outstanding	31,691,463	31,674,980	31,086,918

Basic and diluted net loss per share:
Continuing operations	$(16.85)	$(7.37)	$(6.07)
Discontinued operations	—	0.04	—

Net loss	$(16.85)	$(7.33)	$(6.07)

Potentially dilutive common shares excluded from the computation of diluted net (loss) income per share due to anti-dilution are as follows:

	Year Ended December 31,
	2009	2008	2007
Potentially dilutive common shares:
Exchangeable limited partnership interest	9,377,484	9,377,484	9,377,484
Ten year warrants	1,446,706	1,446,706	1,446,706
Employee stock options	300,000	300,000	300,000

Total	11,124,190	11,124,190	11,124,190

If the Debtors/AHC Plan or the Beal/Icahn Plan is approved under the Chapter 11 Case, new common stock or common stock equivalents will be issued and current stockholders will not be entitled to any recovery.

(10)	Stock-based Compensation Plans

Our shareholders approved the 2005 Incentive Award Plan (the “2005 Stock Plan”) allowing for incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, performance shares and other stock-based awards to our officers, employees, consultants and independent directors. A total of 4,000,000 shares of TER Common Stock has been reserved for the issuance of awards available for grant under the 2005 Stock Plan.

In accordance with ASC 718, general and administrative expenses include compensation expense for our stock option and restricted stock awards of $1,467, $2,887 and $3,269 for the years ended December 31, 2009, 2008 and 2007, respectively.

A summary of activity under the 2005 Stock Plan for restricted stock for the period from December 31, 2006 to December 31, 2009 is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding December 31, 2006	296,629	$18.86
Granted	149,084	16.12
Vested	(177,028)	17.14
Repurchased	(20,935)	19.00
Forfeited	(48,097)	19.36

Outstanding December 31, 2007	199,653	16.99
Granted	702,253	3.86
Vested	(132,762)	14.48
Forfeited	(54,898)	5.39

Outstanding December 31, 2008	714,246	5.88
Vested	(266,215)	6.26
Forfeited and cancelled	(448,031)	4.95

Outstanding December 31, 2009	—	—

Restricted Stock—At December 31, 2009, there was no unrecognized compensation expense related to restricted stock awards granted under the 2005 Stock Plan.

Stock Options—The following table summarizes stock option information at December 31, 2009:

Range of Exercise Prices	Outstanding as of December 31, 2009	Weighted- average Remaining Contractual Life	Outstanding Weighted- average Exercise Price	Exercisable as of December 31, 2009	Exercisable Weighted- average Exercise Price
$17.75	300,000	5.7 years	$17.75	200,000	$17.75

At December 31, 2009, there were 100,000 unvested stock options outstanding which vest on July 31, 2010. At December 31, 2009, the remaining unrecognized compensation expense for nonvested stock options to be recognized over the remaining vesting period was $110.

The following table sets forth information about the fair value of the option grant on the date of grant using the Black-Scholes option pricing model and the weighted-average assumptions used for the stock option grant made during 2005:

Weighted-average fair value of options granted	$8.19
Dividend yields	0.0%
Expected volatility	40.5%
Risk-free interest rates	4.5%
Expected lives	2.4 to 4.6 years

(11)	Settlement of Property Tax Appeals

On November 7, 2007, we entered into a stipulation of settlement with the City of Atlantic City (the “City”) to settle a series of appealed real property tax assessments relating to Trump Taj Mahal, Trump Plaza and Trump Marina for various tax years through 2007. Under the terms of the agreement, we will receive a refund of $34,000 relating to previously paid taxes consisting of (i) $12,000 in cash, which was received on December 7, 2007 and (ii) $22,000 in credits to be applied against future real property tax payments as follows: $4,000 per year in 2009, 2010 and 2011 and $5,000 per year in 2012 and 2013.

The present value of the settlement was $30,705 which is reflected in the 2007 statement of operations as Income from settlement of property tax appeals. The present value of the future real property tax credits is reflected on the consolidated balance sheets as current and long-term property taxes receivable. In addition, included in general and administrative expenses in 2007 is $1,927 in legal fees incurred in connection with the settlement.

(12)	TrumpONE Unified Player’s Program

In June 2007, we implemented the TrumpONE unified player’s program (“TrumpONE”), our company-wide customer loyalty program. Under TrumpONE, our customers are able to accumulate complimentary dollars (“comp dollars”) based upon their slot machine and table games play which may be redeemed at their discretion for complimentary food, beverage and retail items. Unredeemed comp dollars are subject to the terms of the TrumpONE program, including forfeiture based upon the lapsing of time. We record the cost of comp dollars as a gaming expense when earned by our customers. The retail value of the complimentary food, beverage and other retail items is recorded as revenue with an offset to promotional allowances at the time our customers redeem comp dollars. As of December 31, 2009 and 2008, we had $2,333 and $2,623 accrued for our outstanding comp dollar liability.

In addition to comp dollars, our customers have the ability to earn points based on slot machine or table games play that are redeemable in cash (“cash-back points”). We historically have accrued the cost of cash-back points, after consideration of estimated forfeitures, as they are earned. The cost is recorded in promotional allowances.

Customers may also receive discretionary complimentary rooms, food and beverage and other services which are expensed as incurred.

(13)	Employee Benefit Plans

We have a 401(k) Plan for our non-union employees. Eligible employees may contribute up to 30% of their earnings, subject to certain limitations, to the 401(k) Plan. We may elect to match a portion of participants’ contributions on an annual basis as determined by management. As part of a cost savings initiative, we reduced and subsequently ceased matching contributions during 2009. Matching contributions under the 401(k) Plan were $402, $3,612 and $3,863 during the years ended December 31, 2009, 2008 and 2007, respectively.

We also make payments to various multi-employer pension plans under industry-wide union agreements. Under the Employee Retirement Income Security Act, we may be liable for our share of unfunded liabilities, if any, if the plans are terminated. Pension expense during the years ended December 31, 2009, 2008 and 2007 was $7,761, $7,553 and $6,478, respectively.

(14)	Transactions with Affiliates

Services Agreement—We have entered into a services agreement whereby Mr. Trump agreed to provide services as defined therein. The initial term of the services agreement is three years, with automatic renewal options. We recognized expense under the services agreement of $2,000 in each of the years ended December 31, 2009, 2008 and 2007, respectively.

Trademark License Agreement and Trademark Security Agreement—Under a trademark license agreement dated as of the 2005 Effective Date, we have a perpetual, exclusive and royalty-free license to use Mr. Trump’s name and likeness in connection with our casino and gaming activities, subject to certain terms and conditions. Mr. Trump’s obligations under the trademark license agreement are secured by an amended and restated trademark security agreement, pursuant to which Mr. Trump has granted us a first priority security interest in the licensed marks in connection with casino services and gaming activities, subject to certain terms and conditions.

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

Use of Trump Facilities—In the normal course of business, we engage in various transactions with other entities owned by Mr. Trump including leasing certain office space and periodic use of Mr. Trump’s airplane. During the years ended December 31, 2009, 2008 and 2007, we incurred approximately $156, $428 and $430, respectively, relating to such transactions. In 2007, TER entered into an understanding with Mr. Trump pursuant to which and for no cash consideration, Mr. Trump would make available certain mailing lists or databases developed through his other business activities for TER to make certain offers to individuals on such lists in order to provide an incentive to visit a TER property.

Right of First Offer Agreement—During September 2006, we amended the Right of First Offer Agreement (“ROFO Agreement”) with Trump Organization LLC, an entity controlled by Mr. Trump. The amended ROFO Agreement pertains to construction projects greater than $35,000. The ROFO Agreement expired as of May 2008. Under the terms of the amended ROFO Agreement, we paid Trump Organization LLC: $379, including minimum monthly fees of $250 and cost saving commissions of $129, during the year ended December 31, 2008; and $1,870, including minimum monthly fees of $600 and cost saving commissions of $1,270, during the year ended December 31, 2007.

Director Fees—On August 1, 2007, Ivanka M. Trump (“Ms. Trump”) was appointed to our board of directors (“Board”). During 2008 and 2007, we paid Ms. Trump an annual retainer of $150 in exchange for her serving on the Board. In addition, we recognized stock-based compensation expense of $35 and $39 during the years ended December 31, 2008 and 2007, respectively, related to restricted stock awards granted to Ms. Trump. Ms. Trump resigned from the Board effective February 13, 2009. During 2009, we reversed $7 of previously recognized stock-based compensation expense associated with unvested restricted stock forfeited by Ms. Trump.

Pursuant to the terms of the Debtors/AHC Plan, the services agreement, trademark license agreement and the trademark security agreement, described above, will be amended and restated. Under the terms of the Beal/Icahn Plan, these agreements will all be terminated upon emergence except for the trademark license agreement. The trademark license agreement would be assumed by the reorganized Debtors pursuant to the Beal/Icahn Plan. Mr. Trump disputes such right to an assumption of the trademark license agreement under the Beal/Icahn Plan.

(15)	Fair Value of Financial Instruments

The carrying amounts of financial instruments included in current assets and current liabilities approximate their fair values due to their short-term nature. The carrying amounts of Casino Reinvestment Development Authority bonds and deposits approximate their fair values as a result of allowances established to give effect to below-market interest rates.

The estimated fair values of other financial instruments at December 31, 2009 and 2008 are as follows:

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2007 Credit Agreement	$483,833	$447,546	$488,757	$488,757
Senior Notes	1,248,969	12,490	1,248,969	152,999
Other long-term debt	7,231	7,231	6,124	6,124

The fair value of the 2007 Credit Agreement as of December 31, 2009 reflects purported transactions by which affiliates of investor Carl Icahn, including Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, and Icahn Partners Master Fund III LP (collectively, “Icahn”) and Beal Bank entered into certain purchase agreements pursuant to which Icahn purchased 51% of the First Lien Lender Claims from Beal Bank for 92.5% of par. The fair value of the 2007 Credit Agreement as of December 31, 2008 is shown as the carrying amount since the loans were issued and were held by two banks under common ownership and there was no trading activity on the 2007 Credit Agreement. The fair value of the Senior Notes is based on quoted market prices of the Senior Notes. The carrying amounts of our other long-term debt obligations approximate fair value.

(16)	Discontinued Operations—Trump Indiana

On December 21, 2005, TER Holdings completed the sale of Trump Indiana under the terms of a Stock Purchase Agreement with Majestic Star. After accounting for certain taxes, fees and other closing costs and expenses, we received $227,526 in net proceeds. Under the terms of the Stock Purchase Agreement, $45,005 of the proceeds was placed in escrow and classified as restricted cash pending resolution of certain adjustments. During 2006, we received distributions of $17,630 from the escrow account following our settlement of IRS tax audits for the years 1995 through 1997. During 2007, the remaining balance of the restricted cash totaling $27,375 became unrestricted following our settlement of IRS tax audits for the years 1998 to 2004.

Discontinued operations related to Trump Indiana for the year ended December 31, 2008 includes $2,070 of income related to Trump Indiana, net of income taxes due to the settlement of Trump Indiana liabilities retained by us on the date of sale.

(17)	Quarterly Financial Data (unaudited)

The following unaudited quarterly data includes adjustments (consisting only of normal recurring adjustments) which we consider necessary for a fair presentation unless otherwise indicated. Our quarterly results fluctuate because of the seasonal nature of our business.

	March 31,		June 30,		September 30,		December 31,
	2009	2008	2009 (a)	2008 (b)	2009	2008 (c)	2009 (d)	2008 (e)
Net revenues	$192,259	$227,629	$195,143	$231,635	$228,283	$252,105	$176,464	$196,639
(Loss) income from operations	(26,846)	7,451	(566,107)	(15,252)	18,935	(141,372)	(18,988)	(28,637)
Loss from continuing operations	(65,563)	(24,378)	(581,075)	(39,674)	(19,755)	(170,010)	(33,435)	(59,189)
Income from discontinued operations	—	—	—	—	—	2,070	—	—

Net loss	(65,563)	(24,378)	(581,075)	(39,674)	(19,755)	(167,940)	(33,435)	(59,189)
Less: Net loss attributable to the noncontrolling interest	15,408	5,730	137,983	9,853	4,642	28,797	7,857	14,598

Net loss attributable to TER	$(50,155)	$(18,648)	$(443,092)	$(29,821)	$(15,113)	$(139,143)	$(25,578)	$(44,591)

Basic and diluted net loss per share attributable to TER common shareholders:
Continuing operations	$(1.58)	$(0.59)	$(13.97)	$(0.94)	$(0.48)	$(4.43)	$(0.81)	$(1.41)
Discontinued operations	—	—	—	—	—	0.04	—	—

Net loss per share	$(1.58)	$(0.59)	$(13.97)	$(0.94)	$(0.48)	$(4.39)	$(0.81)	$(1.41)

(a)	During the three months ended June 30, 2009, we recorded (i) long-lived asset impairment charges totaling $536,233 and (ii) intangible asset impairment charges totaling $20,500.
(b)	During the three months ended June 30, 2008, we recorded (i) an intangible asset impairment charge of $18,647 relating to trademarks of Trump Marina, (2) a goodwill impairment charge of $2,296 and (3) $5,184 of fees incurred in connection with the Marina Agreement, principally fees incurred to amend the 2007 Credit Agreement.
(c)	During the three months ended September 30, 2008 we recorded goodwill and other intangible asset impairment charges of $129,773. In addition, we recorded an estimated loss on disposal relating to Trump Marina of $45,000.
(d)	The Company is required to accrue interest expense during the Chapter 11 Case only to the extent that it is probable that such interest will be paid pursuant to the proceedings. As discussed in Note 2, the Company ceased recording contractual interest expense on the Senior Notes on October 7, 2009.
(e)	During the three months ended December 31, 2008 we recorded intangible asset impairment charges of $11,971.

(18)	Commitments and Contingencies

Operating Leases—We have entered into operating leases for certain land, office, warehouse space, certain parking space and various equipment. Rent expense during the years ended December 31, 2009, 2008 and 2007 was $10,731, $10,996 and $11,071, respectively, of which $79, $83 and $77, respectively, relates to affiliates.

Future minimum lease payments under noncancellable operating leases as of December 31, 2009, are as follows:

Years Ended December 31,
2010	$12,071
2011	6,719
2012	3,964
2013	3,667
2014	3,420
Thereafter	87,049

Total	$116,890

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

Our qualified investments are classified within other long-term assets on the accompanying consolidated balance sheets and are summarized as follows:

	December 31,
	2009	2008
CRDA deposits, net of valuation allowance of $26,930 and $26,274, respectively	$49,316	$47,993
CRDA bonds, net valuation allowance of $6,162 and $6,205, respectively	8,467	8,599

	$57,783	$56,592

During the years ended December 31, 2009, 2008 and 2007, we recognized expense of $3,019, $3,082 and $4,346, respectively, to give effect to the below market interest rates associated with CRDA deposits and bonds. In addition, due to the receipt of proceeds which, as discussed below, were funded by certain of our CRDA deposits, we recognized income representing the reversal of previously recognized expense of $2,625 and $3,426 during the years ended December 31, 2009 and 2008, respectively. From time to time, we have elected to donate funds on deposit with the CRDA for various projects.

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

NJSEA Subsidy Agreement—In April 2004, the casinos located in Atlantic City (“Casinos”), including our Atlantic City casinos, executed an agreement (“2004 NJSEA Subsidy Agreement”) with the New Jersey Sports and Exposition Authority (“NJSEA”) and the CRDA. The 2004 NJSEA Subsidy Agreement provides that the Casinos, on a pro rata basis according to their gross revenues, shall pay in cash and donate from the regular payment of their CRDA obligations a total of $86,000 in four annual installments in October of each of 2004 through 2007 to the NJSEA. It required that the funds be used by the NJSEA through December 31, 2008 to enhance purses, fund breeders’ awards and establish account wagering at New Jersey horse racing tracks. Our portion of this industry obligation was approximately 23%.

The 2004 NJSEA Subsidy Agreement further provided for a moratorium until January 2009 on the conduct of casino gaming at any New Jersey racetrack and conditioned the donation of the CRDA funds upon the enactment and funding of the Casino Expansion Fund Act which made funds available, on a pro rata basis, to each of the Casinos for investment in eligible projects in Atlantic City approved by the CRDA. In September 2006, the CRDA approved the construction of the Chairman Tower at the Trump Taj Mahal as an eligible project and, pursuant to October 2006 agreements, authorized grants to our Atlantic City casinos in aggregate amounts of approximately $13,800 from the Atlantic City Expansion Fund (“ACEF”) and $1,575 from a separate Casino Capital Construction Fund (“CCCF”), both administered by the CRDA. During 2008, we received $10,658 of grant proceeds from the Atlantic City Expansion Fund and $1,244 of grant proceeds from the Casino Capital Construction Fund. During 2009, we received the remaining $2,879 of grant proceeds available to us from the ACEF and the remaining $299 of grant proceeds available to us from the CCCF.

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

The 2008 NJSEA Subsidy Agreement provides that the Casinos will pay the NJSEA $90,000 to be used solely for purse enhancements, breeder’s purses and expenses to establish off-track wagering facilities which it incurs through 2011. The payments will be made in eleven installments from September 29, 2008 through November 15, 2011 as follows: $22,500 in 2008; $30,000 in each of 2009 and 2010; and $7,500 in 2011. Each Casino will pay a share equal to a percentage representing the gross gaming revenue it reported for the prior calendar year compared to that reported by all Casinos for that year. Our portion of this industry obligation for 2009 and 2008 was approximately 21%.

The 2008 NJSEA Subsidy Agreement also provides that (i) the NJSEA, (ii) all other entities which receive any portion of the payments and (iii) affiliates of either shall not operate, conduct, maintain or permit any casino gaming, including video lottery gaming, in any New Jersey location other than Atlantic City prior to 2012 and that the Casinos may bring an action in New Jersey Superior Court against any entity that does so to enforce this prohibition by specific performance.

The 2008 NJSEA Subsidy Agreement further provides that if, prior to 2011, a statewide public question to authorize casino gaming at any New Jersey location other than Atlantic City is approved by the New Jersey Legislature or if, prior to 2012, any such statewide public question is approved by New Jersey voters or any New Jersey legislation is enacted or other New Jersey governmental action is taken authorizing such gaming or any such gaming is actually operated, conducted or maintained, then the Casinos shall make no further payments to the NJSEA and, in certain circumstances, the NJSEA shall return some or all of the payments it previously received from the Casinos.

CAFRA Agreement—Trump Taj Mahal received a permit under the Coastal Area Facilities Review Act (“CAFRA”) (which is included as a condition of the Trump Taj Mahal’s casino license) that initially required Trump Taj Mahal to begin construction of certain improvements on the Steel Pier by October 1992, which improvements were to be completed within 18 months of the commencement of construction. Trump Taj Mahal initially proposed a concept to improve the Steel Pier, the estimated cost of which was $30,000. Such concept was approved by the New Jersey Department of Environmental Protection, the agency which administers CAFRA. In March 1993, Taj Associates obtained a modification of its CAFRA permit providing for an extension of the required commencement and completion dates of the improvements to the Steel Pier for one year, which has been renewed annually, based upon an interim use of the Steel Pier as an amusement park. The pier sublease, pursuant to which Trump Taj Mahal leases the Steel Pier to an amusement park operator, terminates on December 31, 2010. The conditions of the CAFRA permit renewal thereafter are under discussion with the New Jersey Department of Environmental Protection.

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

Chapter 11 Case—As described in Note 1, on the Petition Date, the Debtors filed voluntary petitions in the Bankruptcy Court seeking relief under the Bankruptcy Code.

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

On August 3, 2009, the Debtors filed the Original Debtors’ Plan and the Original Debtors’ Disclosure Statement with the Bankruptcy Court. Following the termination of the Purchase Agreement, dated August 3, 2009 (as thereafter amended as of October 5, 2009), among TER, TER Holdings, BNAC, Inc. and Mr. Trump by Mr. Trump on November 16, 2009, and subsequent negotiations with their principal creditor constituencies, the Debtors decided to withdraw the Original Debtors’ Plan. Further, the Debtors decided to endorse and become co-proponents of the AHC Plan and the AHC Disclosure Statement. On December 24, 2009, the Debtors and the Ad Hoc Committee filed with the Bankruptcy Court the Debtors/AHC Plan and Debtors/AHC Disclosure Statement, reflecting the Debtors’ support of and co-proponent role with respect to such plan. On January 5, 2010, Beal Bank and Icahn Partners filed with the Bankruptcy Court the Beal/Icahn Plan and the Beal/Icahn Disclosure Statement. See Note 1 for a summary of the matters to occur pursuant to the Debtors/AHC Plan and the Beal/Icahn Plan.

On February 23, 2010, a hearing before the Bankruptcy Court began for the confirmation of a plan of reorganization for the Chapter 11 Case. Both the Debtors/AHC Plan and the Beal/Icahn Plan are subject to confirmation by the Bankruptcy Court and customary closing conditions, including approval of the New Jersey Casino Control Commission.

2005 Chapter 11 Case—Effective as of March 17, 2009, the Bankruptcy Court ordered that all of the remaining open cases pertaining to the 2005 Chapter 11 case be closed, except the following which were permitted to continue in the Chapter 11 Case.

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

Power Plant Litigation—On December 30, 2004, TER Development Company, LLC (“TER Development”) filed a complaint (the “Power Plant Litigation”) against Richard T. Fields, Coastal Development, LLC, Power Plant Entertainment, LLC, Native American Development, LLC, Joseph S. Weinberg and The Cordish Company (collectively, the “Power Plant Group”) in the Circuit Court of the 17th Judicial District for Broward County, Florida, in which TER Development alleged that Power Plant Entertainment, LLC improperly obtained certain agreements with the Seminole Tribe of Florida for the development of gaming facilities in Hollywood and Tampa, Florida. TER Development has asserted claims for fraud, breach of fiduciary duty, conspiracy, violation of the Florida Deceptive and Unfair Trade Practices Act and interference with prospective business relationship as a result of the Power Plant Group’s actions. On April 17, 2008, the trial court ruled on the defendants’ numerous motions for summary judgment. The court denied the defendants’ motions as to TER Development’s claims against all defendants for fraud and conspiracy. The trial court granted the defendants’ motions for summary judgment as to TER Development’s claims for breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, interference with prospective business relationship and the claims under the Florida Deceptive and Unfair Trade Practices Act. The defendants seek no relief against TER Development other than claims for attorney’s fees and costs in the event that they prevail at trial.

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

Trump Marina—As described in Note 3, on May 28, 2008, Trump Marina Associates, LLC (“Seller”) entered into the Marina Agreement to sell Trump Marina (the “Property”) to Coastal Marina, LLC (“Buyer”), an affiliate of Coastal Development, LLC (“Coastal”). Upon entering into the Marina Agreement, Buyer placed into escrow a $15,000 deposit toward the purchase price (the “Original Marina Deposit”). On October 28, 2008, the parties entered into an amendment to the Marina Agreement (the “Marina Amendment”) to modify certain terms and conditions of the Marina Agreement, including, but not limited to providing that Seller could terminate the Marina Agreement if the transaction did not close by May 28, 2009 and that the Original Marina Deposit held in escrow, together with any interest earned thereon, was released to Seller immediately and an additional $2,000 deposit was placed in escrow (the “Additional Marina Deposit”) for a total deposit towards the purchase price of $17,000. Coastal failed to consummate the transaction within the time provided under the Marina Amendment. On June 1, 2009, Seller delivered notice to Coastal that the Marina Agreement, as amended by the Marina Amendment, was terminated. Seller also delivered notice to the escrow agent requesting release of the Additional Marina Deposit to Seller. On July 28, 2009, Buyer and Coastal filed an Adversary Complaint with the Bankruptcy Court, claiming they were fraudulently induced to enter the Marina Agreement, that the agreement was breached, and that these and other related claims gave rise to a right to the return of the Initial Marina Deposit, the Additional Marina Deposit, damages and other relief. On October 21, 2009, Buyer and Coastal filed an Amended Complaint adding Mr. Trump and other parties as defendants, and adding additional allegations to the existing claims. We believe these claims are without merit.

Settlement of Atlantic City Property Tax Appeals—On November 7, 2007, we entered into a stipulation of settlement with the City of Atlantic City to settle a series of appealed real property tax assessments relating to Trump Taj Mahal, Trump Plaza and Trump Marina for various tax years through 2007. Under the terms of the agreement, we will receive a refund of $34,000 relating to previously paid taxes consisting of (i) $12,000 in cash, which was received on December 7, 2007 and (ii) $22,000 in credits to be applied against future real property tax payments as follows: $4,000 per year in 2009, 2010 and 2011 and $5,000 per year in 2012 and 2013.

TRUMP ENTERTAINMENT RESORTS, INC.	SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses		Other Changes (Deductions)		Balance at End of Period
YEAR ENDED DECEMBER 31, 2009
Allowances for doubtful accounts	$25,695	$16,355		$(2,259	)(a)	$39,791
Valuation allowance for CRDA investments	32,479	394	(b)	219	(c)	33,092
Valuation allowance for deferred tax assets	143,038	226,182		—		369,220
YEAR ENDED DECEMBER 31, 2008
Allowances for doubtful accounts	$15,925	$14,787		$(5,017	)(a)	$25,695
Valuation allowance for CRDA investments	33,209	(344	)(b)	(386	)(c)	32,479
Valuation allowance for deferred tax assets	124,997	18,041		—		143,038
YEAR ENDED DECEMBER 31, 2007
Allowances for doubtful accounts	$13,032	$7,742		$(4,849	)(a)	$15,925
Valuation allowance for CRDA investments	28,189	4,346		674	(c)	33,209
Reserve for other receivables	8,014	—		(8,014	)(d)	—
Valuation allowance for deferred tax assets	90,815	34,182		—		124,997

(a)	Write-off of uncollectible accounts.
(b)	Due to the receipt of proceeds which were funded by certain of our CRDA deposits, we recognized income representing the reversal of previously recognized expense of $2,625 and $3,426 during the years ended December 31, 2009 and 2008, respectively.
(c)	Adjustment of allowance applicable to CRDA investments.
(d)	Reserve against claim for real estate taxes from the City of Atlantic City. The claim was settled during 2007 resulting in a reversal of the reserve.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.	SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007 (in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses		Other Changes (Deductions)		Balance at End of Period
YEAR ENDED DECEMBER 31, 2009
Allowances for doubtful accounts	$25,695	$16,355		$(2,259	)(a)	$39,791
Valuation allowance for CRDA investments	32,479	394	(b)	219	(c)	33,092
Valuation allowance for deferred tax assets	48,821	55,973		—		104,794
YEAR ENDED DECEMBER 31, 2008
Allowances for doubtful accounts	$15,925	$14,787		$(5,017	)(a)	$25,695
Valuation allowance for CRDA investments	33,209	(344	)(b)	(386	)(c)	32,479
Valuation allowance for deferred tax assets	46,232	2,589		—		48,821
YEAR ENDED DECEMBER 31, 2007
Allowances for doubtful accounts	$13,032	$7,742		$(4,849	)(a)	$15,925
Valuation allowance for CRDA investments	28,189	4,346		674	(c)	33,209
Reserve for other receivables	8,014	—		(8,014	)(d)	—
Valuation allowance for deferred tax assets	41,455	4,777		—		46,232

(a)	Write-off of uncollectible accounts.
(b)	Due to the receipt of proceeds which were funded by certain of our CRDA deposits, we recognized income representing the reversal of previously recognized expense of $2,625 and $3,426 during the years ended December 31, 2009 and 2008, respectively.
(c)	Adjustment of allowance applicable to CRDA investments.
(d)	Reserve against claim for real estate taxes from the City of Atlantic City. The claim was settled during 2007 resulting in a reversal of the reserve.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A and 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

Management’s Reports on Internal Control over Financial Reporting

Trump Entertainment Resorts, Inc.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on these criteria.

This annual report does not include an attestation report of Trump Entertainment Resorts, Inc.’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Trump Entertainment Resorts, Inc.’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Trump Entertainment Resorts Holdings, L.P.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on these criteria.

This annual report does not include an attestation report of Trump Entertainment Resorts Holdings, L.P.’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Trump Entertainment Resorts Holdings, L.P.’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

This Report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to liabilities of that section.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our executive officers and directors:

Name	Age	Positions
Mark Juliano	55	Chief Executive Officer, Director
John P. Burke	62	Chief Financial Officer, Executive Vice President and Corporate Treasurer
Robert M. Pickus	55	Chief Administrative Officer, General Counsel and Secretary
Joseph A. Fusco	65	Executive Vice President of Governmental Affairs
Craig D. Keyser	48	Executive Vice President of Human Resources
Richard M. Santoro	49	Executive Vice President of Asset Protection and Risk Management
Edward H. D’Alelio	57	Director
James J. Florio	72	Director
Harry C. Hagerty	49	Director
Michael A. Kramer	41	Director
Don M. Thomas	79	Director

Mr. Juliano was appointed a Class III Director of our Board on February 27, 2008. Mr. Juliano has been our Chief Executive Officer since August 1, 2007. He served as interim Chief Executive Officer during July 2007. From August 8, 2005 to June 30, 2007, Mr. Juliano served as Chief Operating Officer. Mr. Juliano served as President of Boardwalk Regency Corporation d/b/a Caesars Atlantic City from 1994 to 1999. From March 1999 to October 2001, Mr. Juliano served as President of Mirage Atlantic City Corporation. From October 2001 to February 2003, Mr. Juliano was the Chairman of the board of directors of Atlantic City Convention and Visitors Authority. From February 2003 to August 2005, Mr. Juliano served as the President of Desert Palace, Inc. d/b/a Caesars Palace, in Las Vegas, Nevada. The Company believes Mr. Juliano’s qualifications to sit on our Board of Directors include his extensive experience in the gaming industry, including serving as our Chief Executive Officer.

Mr. Burke has been our Chief Financial Officer since November 5, 2008 and has been an Executive Vice President and Treasurer of our company and certain of our subsidiaries since 1999. He served as our interim Chief Financial Officer since December 6, 2007. From June 1997 to January 1999, Mr. Burke served as a Senior Vice President of our company and certain of our subsidiaries. From January 1996 to June 1997, he served as our Senior Vice President of Corporate Finance. Since 1992, Mr. Burke has held various positions, including Executive Vice President, Assistant Treasurer and Treasurer of numerous of our subsidiaries.

Mr. Pickus has been our Chief Administrative Officer and General Counsel since June 29, 2007. From March 1995 to June 2007, he served as General Counsel and Secretary and an Executive Vice President. From 1985 to 1995, Mr. Pickus held various positions, including President, Secretary, Vice President, Assistant Vice President and director of numerous of our subsidiaries (and those of our predecessors). Mr. Pickus has been admitted to practice law in the states of New York and New Jersey since 1980, and in the Commonwealth of Pennsylvania since 1981.

Mr. Fusco has been our Executive Vice President of Government Affairs since June 1996. From August 1985 to June 1996, Mr. Fusco practiced law as a partner in various Atlantic City law firms specializing in New Jersey casino regulatory, commercial and administrative law matters. Mr. Fusco previously served as Atlantic County Prosecutor, a gubernatorial appointment, from April 1981 to July 1985 and as Special Counsel for Licensing for the New Jersey Casino Control Commission from the inception of that agency in September 1977 to March 1981.

Mr. Keyser has been our Executive Vice President of Human Resources since October 2001. From January 1999 through October 2001, Mr. Keyser served as Senior Vice President of Human Resources of certain of our subsidiaries and from July 1996 through January 1999, Mr. Keyser was our Vice President of Human Resources. From July 1994 through July 1996, Mr. Keyser served as Vice President of Human Resources for Trump Plaza Hotel and Casino. Currently, Mr. Keyser serves as Chair of the AtlantiCare Regional Medical Center Board of Governors and serves on the Board of Trustees of the AtlantiCare Health System. Mr. Keyser holds positions on the Quality Management, Governance, Compensation, Joint Conference/Medical Affairs, and Human Resources Committees of AtlantiCare.

Mr. Santoro has been our Executive Vice President of Asset Protection and Risk Management since February 2006. From October 2005 to December 2005, Mr. Santoro served as the General Manager of Trump Indiana, Inc. one of our former subsidiaries. Since July 1991, Mr. Santoro has held various security, safety and related emergency management positions with numerous of our subsidiaries (and those of our predecessors) and has acted as the company’s liaison with county, state and federal law enforcement.

Mr. D’Alelio has served as a Class I Director of our Board since the May 20, 2005 and as our Lead Director since November 2008. Mr. D’Alelio also serves as Executive-in-Residence and as a member of the College Management Advisor Board at the University of Massachusetts, College of Management. Mr. D’Alelio was the Managing Director and Chief Investment Officer of the Fixed Income Group at Putnam Investments, Inc. from 1989 to 2002. Mr. D’Alelio is a member of the Board of Trustees of the Newman School and St. Mary’s Children’s & Infants Center, a member of the Board of Governance of Caritas Christi Healthcare, and a member of Investment Committee and Finance Committee of Caritas Christi Healthcare. He is also a member of the Investment Committee of the University of Massachusetts Foundation and a director of Blue Water, Inc. Mr. D’Alelio has over 30 years experience in investing in leveraged companies, including investment experience in Atlantic City gaming companies since the inception of gaming in Atlantic City. The Company believes Mr. D’Alelio’s qualifications to sit on our Board of Directors include his decades of experience and expertise in finance.

Mr. Florio has been serving as a Class I Director of our Board since the May 20, 2005. Mr. Florio was the Governor of the State of New Jersey from 1990 to 1994. Mr. Florio served in the United States Congress from 1974 through 1990, and prior to such time served three terms in the New Jersey General Assembly. Since its founding in 2000 until 2006, Mr. Florio was the Chief Executive Officer of Xspand Corporation, an asset management company based in Morristown, New Jersey. Mr. Florio is a founding partner and, currently Of Counsel to the law firm of Florio, Perrucci, Steinhardt & Fader and a Professor Emeritus for Public Policy and Administration at the Blaustein Graduate School of Public Policy at Rutgers, The State University of New Jersey. Mr. Florio currently serves on the Board of Directors of Plymouth Financial Company, Inc. and Integrity Health, LLC. The Company believes Mr. Florio’s qualifications to sit on our Board of Directors include his decades of public and private service, including his term as Governor of New Jersey and his service on numerous other boards of directors.

Mr. Hagerty has been serving as a Class III Director of our Board since May 7, 2008. Prior to joining the Board, Mr. Hagerty served as the Executive Vice President and Chief Financial Officer of Global Cash Access Holdings, Inc. from July 2004 to July 2007. From March 2002 to May 2004, Mr. Hagerty was Executive Vice President and Chief Financial Officer of Caesars Entertainment, Inc. He was the Chief Operating Officer of Akula Software, Inc. from October 2001 to March 2002, and Chief Financial Officer from April 2001 to October 2001. From November 1999 to December 2006, he was President of Venator Corporate Advisors, through which he provided financial advisory services to corporate clients. Mr. Hagerty has also served as Managing Director, Investment Banking of BancBoston Robertson Stephens Inc. from March 1998 to November 1999, and Managing Director, Investment Banking of Deutsche Morgan Grenfell Inc. from January 1994 to March 1998. The Company believes Mr. Hagerty’s qualifications to sit on our Board of Directors include his years of experience in the gaming industry, including his experience as a Chief Financial Officer of a gaming company.

Mr. Kramer has been serving as a Class II Director of our Board since May 20, 2005. Since January 2007, Mr. Kramer has been a Partner with Perella Weinberg Partners, an investment banking firm. From September 2005 to December 2006, Mr. Kramer was the Chief Executive Officer of Kramer Capital Partners, an investment banking firm. From January 2001 through April 2005, Mr. Kramer was a Managing Director of Greenhill & Co., Inc. where he headed the firm’s restructuring group and served as a member of the firm’s Management Committee. From June 1989 through April 2001, Mr. Kramer was employed by Houlihan Lokey Howard & Zukin, a national investment banking firm, where he served from 1997 to 2000 as a Managing Director in charge of the firm’s restructuring group and as a member of the firm’s Board of Directors. The Company believes Mr. Kramer’s qualifications to sit on our Board of Directors include his years of experience and expertise in finance.

Mr. Thomas has been serving as a Class II Director of our Board since May 20, 2005, and also served on the Board and Board committees of our Predecessor Company and certain of its subsidiaries from its initial public offering in June 1995 until May 2005. From January 1985 until his retirement in January 2007, Mr. Thomas was the Senior Vice President of Corporate Affairs of the Pepsi-Cola Bottling Co. of New York. At the time THCR filed for chapter 11 on November 21, 2004, Mr. Thomas was serving as a director of THCR and certain of its subsidiaries. The Company believes Mr. Thomas’s qualifications to sit on our Board of Directors include his decades of business and government relations experience, including his term as a member of the New Jersey Casino Control Commission.

Director Information

Our Board consists of ten director positions, with four current vacancies. Our Board is divided into three classes, Class I, Class II and Class III. The current Class I Directors are Edward H. D’Alelio and James J. Florio. The current Class II Directors are Michael A. Kramer and Don M. Thomas. The current Class III Directors are Mark Juliano and Harry C. Hagerty.

Director Independence

Pursuant to our Corporate Governance Guidelines, our Board is required to affirmatively determine that a majority of our directors have no relationship that would interfere with his/her exercise of independent judgment in carrying out his/her responsibilities and meets any other relevant qualification requirements imposed by the SEC and the Nasdaq National Market (“Nasdaq”), the principal market on which TER Common Stock was traded. A copy of our Corporate Governance Guidelines is available free of charge on our website, www.trumpcasinos.com. The Board has determined, after considering all relevant facts and circumstances, that all of its members, other than Mark Juliano, are “independent” as defined by the rules and regulations promulgated by the SEC and Nasdaq.

Audit Committee Financial Expert

The members of the Audit Committee are Michael A. Kramer (Chairman), Don M. Thomas and Harry C. Hagerty. Our Board has determined that Mr. Kramer is qualified as a “financial expert” within the meaning of the regulations of the United States securities laws.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and any person who beneficially owns more than 10% of a registered class of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of the copies of the forms furnished to us and written representations from our Reporting Persons, we believe that during the year ended December 31, 2009, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

Code of Business Conduct

We have a Code of Business Conduct, which is applicable to all our directors, officers and certain management and supervisory employees. The Code of Business Conduct is available free of charge either on our website or by writing to our Secretary.

Code of Ethics

We have a Code of Ethics for our directors and principal executive officers, including, among others, our Chief Executive Officer, Chief Financial Officer and the members of our Board. The Code of Ethics is available free of charge either on our website or by writing to our Secretary.

If we make any substantive amendments to the Code of Ethics or grant any waivers therefrom, we are required to disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K filed with the SEC within four business days.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Edward H. D’Alelio (Chairman), Harry C. Hagerty and Don M. Thomas. Our Compensation Committee is comprised entirely of independent directors.

Risk Considerations in Compensation

We do not believe there are any substantial risks associated with the compensation programs that would be reasonably likely to have a material adverse effect on the Company for the following reasons:

•	The Compensation Committee reviews, evaluates and approves the appropriate allocation of fixed and variable compensation components to discourage short term risk taking;

•	The Compensation Committee establishes appropriate and market competitive incentives for executives to attain achieved established performance metrics as outlined in the Annual Incentive Plan;

•

Although the Long Term Incentive Plan has been presently suspended and will be reviewed following successful restructuring of the Company, contained within the performance metrics of the plan are long-term strategic objectives approved by the Compensation Committee that focused on long term value creation for stakeholders that should discourage short term risk taking;

•	All incentive awards in the Annual Incentive Plan and Long Term Incentive Plan are appropriately capped by the Compensation Committee; and

•

As a hospitality gaming entity, the Company does not face the same level of risks associated with compensation for employees at financial services (traders and instruments with a high degree of risk) or technology companies (rapidly changing markets).

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program

The Compensation Committee of the Board has the responsibility for establishing, implementing and measuring the philosophy, policies and practices for the Company’s compensation program, determining the appropriate compensation of executive officers, including the Named Executive Officers (“NEOs”) detailed in the accompanying tables. It is the objective of the Company to reward key executives for the attainment of financial and strategic objectives which are aligned directly with the success of the Company and focus upon the best interests of our stockholders. The Compensation Committee ensures that the total compensation paid to executive officers is competitive, reasonable and performance based.

A critical component to the Company’s long term success is the comprehensive development, recruitment and retention of a talented and experienced senior management team to fully leverage our strategic, operational and human capital plans. Beginning in 2006, with periodic refinements through 2009, with the guidance and oversight of the Compensation Committee, we deployed a strategic and results-driven compensation program to drive enhanced performance and attain the Company’s stated business and financial objectives. We provide competitive total compensation packages commensurate with corporate and strategic objectives, the components of which are specifically described in this discussion and analysis.

The Compensation Committee provides the required oversight of our compensation policies and practices, including, but not limited to, those related to incentive compensation, executive retention, severance and retirement programs and any other executive benefit plans or programs. The Compensation Committee obtains recommendations and information from the Company’s Chief Executive Officer (“CEO”) and other executive officers, including the Executive Vice President, Human Resources (“EVP, HR”) and the Chief Administrative Officer and General Counsel, and, from time to time, external consultants, regarding compensation and benefit matters, but makes all final decisions regarding the compensation of executive officers. The Compensation Committee reports its decisions to the Board. The duties and responsibilities of the Compensation Committee include, but are not limited to:

a.	Establishing and reviewing the Company’s overall management compensation philosophy and policy.

b.	Reviewing and approving the annual and long-term corporate goals and objectives relevant to the compensation of the CEO, evaluating at least annually the CEO’s performance in light of those goals and objectives and, either as a committee or together with the other independent directors (as directed by the Board), determining and approving the CEO’s compensation level based on this evaluation, as well as any other terms of the CEO’s employment (including but not limited to perquisites, retention programs, severance arrangements and retirement benefits). In determining any long-term incentive component of CEO compensation, the Compensation Committee considers the Company’s performance and relative shareholder return, the value of similar incentive awards to CEOs at comparable companies, and the awards given to the CEO in past years.

c.	Reviewing on a periodic basis and approving the compensation and other material terms of employment of other senior officers of the Company, the annual and long-term corporate goals and objectives relevant to such compensation and any terms and modifications thereto, including with respect to any incentive-compensation and equity-based plans, retention, severance and retirement programs, perquisites and any other employee benefit plans or programs.

d.	Reviewing and recommending for Board approval Company policies and actions regarding incentive and equity-based programs for employees of or consultants to the Company; and administering and monitoring compliance with such rules, policies and guidelines for the issuance of awards pursuant to such programs, as well as authorizing awards thereunder.

e.	Reviewing and recommending for Board approval policies regarding any changes in employee retirement plans or programs, and other employee benefit plans and programs; and monitoring compliance with such programs.

f.	Reviewing and recommending director compensation for Board approval.

g.	Reviewing and discussing our Compensation Discussion and Analysis disclosure required by SEC regulations with management and determining whether to recommend to the Board that it be included in our filings.

h.	Producing any Compensation Committee report required by law or regulation.

i.	Annually evaluating the performance of the Compensation Committee, including its effectiveness and compliance with its charter.

j.	Reviewing and assessing the adequacy of the Compensation Committee Charter on an annual basis, and recommending appropriate changes.

Compensation Philosophy and Objectives

The Compensation Committee has enacted an overall compensation program to align executive compensation of key employees with the best interests of stakeholders by rewarding performance based upon the attainment of annual financial and strategic goals of the Company. The Compensation Committee regularly evaluates both executive performance and compensation to ensure the Company maintains its ability to attract and retain talented executives. The Compensation Committee reviews and evaluates the performance metrics of all compensation programs, including the annual incentive plan. The primary means of measuring corporate performance used by the Compensation Committee in setting compensation policies and making compensation decisions is consolidated earnings before interest, taxes, depreciation and amortization, as adjusted for certain nonrecurring items (“EBITDA”), a non-GAAP financial measure. The Compensation Committee believes EBITDA is an appropriate measure for compensation decisions because it is the primary metric used by management of the Company and that of the Company’s competitors in evaluating many aspects of overall corporate performance. Prior to rendering any decisions regarding executive compensation, the Compensation Committee obtains recommendations and information from the Company’s CEO and other executive officers, including the EVP, HR and the Chief Administrative Officer and General Counsel and, from time to time, external consultants regarding compensation and benefit matters, but renders all final decisions regarding the compensation of officers and key management personnel. However, the Compensation Committee retains the right and authority to act in its sole and absolute discretion.

2009 Executive Compensation Components

The Compensation Committee reviews, evaluates and approves the proper allocation of fixed and variable compensation components based upon the following factors:

•	competitive market value for a position;

•	retention and recruitment of talented and experienced executives;

•	internal equity among similarly situated executives; and

•	providing appropriate incentives for executives to achieve established performance objectives as specifically outlined in the Annual Incentive Plan.

As provided in the Summary Compensation Table that follows this discussion, 2009 compensation for our NEOs consists primarily of the following components:

•	Base salary

•	Annual Incentive Plan

In 2005, in its effort to initiate a more strategic versus tactical business approach, the Company retained executive compensation consultant, Towers Perrin, to conduct a comprehensive compensation review. The Company’s objective was to develop a compensation strategy consistent with the Company’s new culture and future strategic plan to include establishing market-based target compensation levels and the development of a formal incentive compensation program. The report, based upon competitive market data, determined the appropriate mix between fixed and variable compensation components. Decisions to implement or alter future compensation adjustments would consider such factors as annual adjustments, changes in competitive market data, and any material change in the size or scope of the Company. The competitive market data contained companies within the gaming and leisure industry and included the following companies:

•	Ameristar Casinos, Inc.

•	Argosy Gaming Co.

•	Boyd Gaming Corp.

•	Caesars Entertainment, Inc.

•	Harrah’s Entertainment, Inc.

•	Isle of Capri Casinos

•	Mandalay Resort Group

•	MGM Mirage

•	MTR Gaming Group, Inc.

•	Penn National Gaming, Inc.

•	Pinnacle Entertainment, Inc.

•	Stations Casinos

•	Wynn Resorts Ltd.

Commensurate with the compensation methodology utilized by the Company’s compensation consultant and the recommendations provided, the Company’s compensation program was adjusted to reflect a more competitive-based system which translated to lower base salaries and more emphasis on variable compensation components including an annual incentive plan consistent with competitive market data and performance of the Company.

The Company has continued to utilize this performance based compensation model and has continued through the auspices of the Compensation Committee to review and monitor progress. In addition to regular engagements of Towers Perrin, management engaged Equilar Incorporated in 2007 and 2008, a leading data provider for benchmarking executive and director compensation. Additionally, the Company utilized human resources consultants, including Korn Ferry International and HVS International to obtain periodic updates on executive compensation, trends and data in 2006 and 2007.

Base Salary

We provide NEOs and other executives with competitive base salaries to compensate them for professional services performed during the fiscal year. Base salaries for our NEOs are determined for each executive by utilizing competitive market and internal compensation data. The objective for base salary compensation is established between the 50th and 75th percentile of comparable executive positions within the gaming industry. Internal equity for similarly situated executives is also a considered factor. Annual merit increases and base salary adjustments are approved by the Compensation Committee based upon recommendations by the CEO and the EVP, HR and are derived from the same annual salary adjustment policy for all employees within the Company. Due to the challenging economic environment facing the gaming industry and broader economic constraints, effective December 1, 2008, a voluntary 5% salary reduction was initiated by senior management and approved by the Compensation Committee. Approximately 25 executives, including all NEOs, accepted a 5% base salary reduction effective December 1, 2008. In 2009, all salaries for senior management and all NEOs remained frozen at 2008 levels.

Annual Incentive Plan

The 2009 Annual Incentive Plan (the “AIP”) is a cash plan directly linked to the financial performance of the Company. Each NEO had a target incentive cash award opportunity for 2009 as established by the Compensation Committee. The target incentive cash award typically ranges from 40%-131% of the NEO’s base salary amount, with the most senior NEO at the higher end of the range. The financial achievement objectives of the AIP are based upon the achievement of EBITDA goals. Target bonus is compensated at a mid-range level and is based upon the successful achievement of prescribed EBITDA. A maximum bonus level is established for superior performance. Linear measurement points are established for EBITDA attainment between graduated financial performance benchmarks to align specific financial performance levels to the corresponding bonus level. Mark Sachais, an NEO and General Manager of Trump Marina received a 2009 AIP payment of $38,000 related to the achievement of EBITDA objectives during the first quarter of fiscal 2009. No other AIP bonuses were awarded to any other NEOs in conjunction with 2009 plan performance as EBITDA objectives were not attained.

Long Term Incentive Plan

The Company developed a Long Term Incentive Plan (“LTI Plan”) in 2006 to provide senior executives, including NEO’s, with equity compensation in the form of stock grants for achieving long term strategic objectives in the best interests of shareholders. Since the plan’s implementation, equity awards have been granted upon approval by the Compensation Committee when designated metrics and performance guidelines have been attained. On February 17, 2009, due to the Company’s bankruptcy filing, the Company’s common stock was delisted from the NASDAQ exchange. Accordingly, the LTI Plan was suspended and no grants were awarded in 2009. The Company will further evaluate consideration of the LTI Plan at a future date.

CEO Compensation

The Company’s current Chief Executive Officer assumed this position in July 2007, following approval by the Board of Directors, having previously held the position of Chief Operating Officer. The Compensation Committee rendered decisions for the CEO’s compensation following the methodology described above and utilizing the referenced pay components, which include fixed and variable compensation specifically enumerated in the Compensation Tables. Although the CEO regularly attends Compensation Committee meetings, specifically to review and discuss the performance relative to the metrics of the AIP, the Compensation Committee regularly and annually evaluates the Chief Executive Officer’s performance and renders all decisions pertaining to CEO compensation. In addition to evaluating critical leadership competencies, the Compensation Committee, utilizing the various metrics described above, evaluates the Company’s performance relative to the CEO’s ability to drive effective organizational change and attain the pre-determined strategic and financial objectives of the Company.

Retirement Savings Plan

The Company does not have a pension or deferred compensation program. Rather, through our Retirement Savings Plan, which is a tax qualified 401(k) retirement savings plan (the “401(k) Plan”), we allow the opportunity for executives to provide for their own retirement. All full time employees not represented by a collective bargaining agreement are eligible to participate in the 401(k) Plan. All eligible employees, are permitted to contribute up to 30% of their annual salary or the limit prescribed by the Internal Revenue Service on a before tax basis. The Company historically matched 50% of each pre-tax dollar contributed on the first 6% of pay deferred to the plan. However, during 2009, the 401(k) match for all employees, including NEO’s, was reduced and subsequently suspended due to the current economic and competitive business environment. Previous Company matching contributions vest for all eligible employees according to this schedule:

0 – 2 years	0%
2 – 3 years	25%
3 – 4 years	50%
4 – 5 years	75%
5 years	100%

Severance Benefits

Our employment agreements with each of our NEOs contain certain provisions for severance payments and other benefits upon a termination of employment in specified circumstances, including upon a change of control of the Company. Our change of control related protections are aimed at strengthening the retention of executives, establishing standard and competitive change of control terms and promoting stability and continuity of senior management. The terms of our change of control arrangements reflect our views that (i) best practices dictate that change of control payments should only be payable following termination of an executive officer’s employment (i.e., “double-trigger” benefits), rather than solely upon the occurrence of the change of control (“single-trigger”) and (ii) the benefits payable to any executive officer should be set at that level necessary to fairly compensate the officer for income opportunities and other benefits lost in connection with a change of employment rather than to enrich the officer upon a change of control. The Company believes that the provision of severance pay to our NEOs upon a change of control aligns their interests with those of stakeholders. By making severance pay available, the Company is able to mitigate executive concern over employment termination in the event of a change of control that benefits stakeholders.

Perquisites

We provide NEOs with perquisites that the Company and the Compensation Committee believe are reasonable, customary and competitive in our industry and enable the Company to attract and retain superior employees in critical management roles. Perquisites include a medical expense reimbursement plan, disability and life insurance, reimbursement of travel costs and reimbursement of certain automobile expenses. As an owner and operator of full-service hotels and casinos, we are able to provide certain perquisites to our NEOs at little or no additional cost to the Company. Our NEOs received certain perquisites and other personal benefits, including complimentary food and lodging (however, no NEO individually received perquisites or other personal benefits with an aggregate value, based on the Company’s incremental cost, of $10,000 or more). We believe that the value of these benefits is reasonable and consistent with competitive practice in the gaming industry and the objectives of our compensation philosophy. The Compensation Committee reviews, evaluates and approves all substantive perquisites for NEOs. For additional information on perquisites and other benefits, please see the Summary Compensation Table below.

REPORT OF THE COMPENSATION COMMITTEE

The following report of the Compensation Committee shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall the information be incorporated by reference into any future filings under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference in a filing.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Report.

Compensation Committee

Edward H. D’Alelio (Chairman) Harry C. Hagerty Don M. Thomas

Summary Compensation Table

The following table sets forth information regarding the compensation paid to or accrued by our current Chief Executive Officer, Chief Financial Officer and our other three most highly compensated executive officers (the “NEOs”) in fiscal years 2009, 2008 and 2007. Compensation earned during one year and paid in a subsequent year is recorded under the year earned.

Name	Year	Salary (1)	Stock Awards (2)	Option Awards	Non-Equity Incentive Plan Compen- sation (3)	All Other Compen- sation (4)	Total
Mark Juliano	2009	$807,500	$—	$—	$—	$62,069	$869,569
Chief Executive Officer	2008	$838,894	$1,312,000	$—	$—	$36,633	$2,187,527
	2007	$800,000	$487,971	$—	$—	$31,407	$1,319,378

John P. Burke	2009	$285,000	$—	$—	$—	$28,018	$313,018
Chief Financial Officer and Corporate Treasurer	2008	$301,057	$33,000	$—	$—	$31,866	$365,923
	2007	$250,000	$49,999	$—	$—	$27,705	$327,704

Rosalind A. Krause	2009	$453,535	$—	$—	$—	$25,655	$479,190
General Manager, Trump Taj Mahal	2008	$473,622	$162,000	$—	$—	$33,837	$669,459
	2007	$463,500	$71,984	$—	$256,113	$20,140	$811,737

James A. Rigot	2009	$453,535	$—	$—	$—	$34,339	$487,874
General Manager, Trump Plaza	2008	$473,622	$162,000	$—	$47,741	$36,699	$720,062
	2007	$463,500	$—	$—	$150,000	$28,108	$641,608

Mark Sachais	2009	$380,000	$—	$—	$38,000	$14,825	$432,825
General Manager, Trump Marina

(1)	In connection with the Company’s effort to preserve capital to fund necessary operating and other expenditures, approximately twenty five of the Company’s highest compensated employees agreed to a voluntary 5% salary reduction effective December 1, 2008. During 2009, all salaries for senior management, including the NEOs, remained at December 2008 levels.
(2)	Restricted stock awards are made at the closing price on the date of the award. The restriction on such stock expires in three equal increments on each of the first, second and third anniversary of the original grant date. During December 2009, all holders of unvested restricted stock agreed to the cancellation and waiver of future vesting of their restricted stock. As of December 31, 2009, there were no outstanding shares of restricted stock.
(3)	Amounts represent incentive bonuses earned under the AIP.
(4)	The table below shows the components of the amounts included in All Other Compensation for each NEO during 2009:

Name	Medical Expense Reimbursement Plan	Disability and Life Insurance	Employer Matching Contribution to 401(k) Savings Plan	Automobile Reimbursement Expenses	Total
Mark Juliano	$9,423	$43,013	$3,076	$6,557	$62,069
John P. Burke	6,531	20,364	1,123	—	28,018
Rosalind A. Krause	7,441	10,769	1,719	5,726	25,655
James A. Rigot	6,531	23,655	1,754	2,399	34,339
Mark Sachais	6,531	4,285	1,645	2,364	14,825

In addition, as an owner and operator of full-service hotels and casinos, we are able to provide certain perquisites to our NEOs, such as food and lodging, at little or no additional cost to the Company.

Section 162(m) of the Internal Revenue Code limits the amount of compensation paid to each NEO that may be deducted by the Company to $1,000,000 in any year. There is an exception to the $1,000,000 limitation for performance-based compensation that meets certain requirements. Based on the regulations issued by the Internal Revenue Service, we have taken the necessary actions to ensure the deductibility of payments under our annual cash bonuses, equity-based compensation awards and long-term incentive compensation awards.

Outstanding Equity Awards At Year End (1)

The following table shows outstanding equity awards to the NEOs of our Company at December 31, 2009.

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Mark Juliano	200,000	100,000	$17.75	10/6/2015
Chief Executive Officer

(1)	Grants of restricted stock awarded to executive officers are pursuant to the terms of a Restricted Stock Award Agreement approved by the Compensation Committee, which agreement provides that the restriction on such stock expires in three equal increments on each of the first, second and third anniversary of the original grant date. Such restrictions will expire immediately upon a change of control of the Company. During December 2009, all holders of unvested restricted stock agreed to the cancellation and waiver of future vesting of their restricted stock. As of December 31, 2009, there were no outstanding shares of restricted stock.

Option Exercises and Stock Vested

The following table shows option exercises and restricted stock awards which vested during the year ended December 31, 2009 for the NEOs of our Company.

Name	Stock Awards
	Number of Shares Acquired on Vesting (#)	Value Received on Vesting ($)
Mark Juliano	119,549	$18,997
Chief Executive Officer
John P. Burke	4,614	$1,252
Chief Financial Officer and Corporate Treasurer
Rosalind A. Krause	15,342	$4,508
General Manager, Trump Taj Mahal
James A. Rigot	13,989	$4,197
General Manager, Trump Plaza

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

We have entered into employment and severance agreements with each of the NEOs that require us to make payments and provide various benefits to the executives in the event of a NEO’s termination, including following a change of control. The terms of the agreements and the estimated value of the payments and benefits due to the NEOs pursuant to their agreements under various termination events are detailed below. Certain capitalized terms used below in this section are as defined in the respective employment and severance agreements.

Mark Juliano. Pursuant to Mr. Juliano’s employment agreement, if Mr. Juliano’s employment is terminated by the Company Without Cause or by Mr. Juliano with Good Reason, Mr. Juliano will be entitled to (i) receive over a period of fifty-two (52) weeks, payment of (A) Salary Continuation, plus paid time off earned and unused through the termination date and (B) a pro rata bonus for the then current year based on the performance of the Company, paid in the following year when bonuses are normally distributed, (ii) health and dental participation, but not eligibility for the Company’s Long Term Disability Plan, if any, (iii) at the Company’s expense, executive outplacement services as currently provided to terminated executives at his grade level, and (iv) the ability to exercise, for a period of one year, all vested option grants (and those that become vested) during the Salary Continuation Period. If any such payments are subject to income, excise or similar tax, Mr. Juliano will be entitled to receive an additional amount such that, after the satisfaction of all tax obligations imposed on such payments, Mr. Juliano is made whole for such taxes.

If the Company terminates the agreement for cause or Mr. Juliano resigns or retires, Mr. Juliano will receive any accrued based salary and vacation through the termination date.

If Mr. Juliano’s employment is terminated for death or disability, Mr. Juliano (or his estate) will receive (i) any accrued base salary and vacation through the termination date and (ii) a pro rata bonus for the year of termination, provided that in the event of termination upon disability, base salary payments will be offset by disability payments.

If Mr. Juliano’s employment is terminated following a Change of Control in TER, Mr. Juliano will receive, subject to his execution of a release, a lump sum payment in cash within thirty (30) days of the Separation Date equal to two times the sum of Mr. Juliano’s Annual Base Salary and the Target Bonus, if any. In addition, if Mr. Juliano is terminated following a Change of Control, all equity stock awards will immediately vest.

The following is a summary of the payments that may be due to Mr. Juliano upon termination, including following a Change of Control, assuming such termination was effective December 31, 2009:

As of December 31, 2009	Death or Disability	Voluntary Termination and Retirement	For Cause/Without Good Reason By NEO	Not for Cause by Company/Good Reason By NEO	Change of Control
Mark Juliano
Chief Executive Officer
Cash Severance—Base Salary	$—	$—	$—	$807,500	$1,615,000
Incentive Compensation	—	—	—	—	—
Stock Options (a)	—	—	—	—	—
Accrued Vacation Pay (b)	46,587	46,587	46,587	46,587	46,587
Benefits Continuation	24,400	24,400	—	24,400	24,400

(a)	Upon (i) death or disability, (ii) termination not for cause by the Company/good reason by NEO, or (iii) termination following a Change of Control, outstanding stock options become exercisable.
(b)	Amounts represent earned and unpaid vacation at December 31, 2009.

Other NEOs. Messrs Burke, Rigot and Sachais and Ms. Krause have employment agreements with the Company that require us to make payments and provide benefits in the event of the executive’s termination for various reasons.

If the NEO’s employment is terminated for death or disability, the NEO (or his or her estate) will receive (i) any accrued base salary and vacation through the termination date and (ii) a pro rata bonus for the year of termination.

If the NEO’s employment is terminated for Cause or Without Good Reason (including voluntary termination or retirement), the NEO shall receive his accrued base salary and vacation through the termination date.

If the NEO’s employment is terminated by the Company without Cause or by the NEO with Good Reason, the NEO will be entitled to (i) receive over a period of fifty-two (52) weeks, payment of (A) Salary Continuation, plus paid time off earned and unused through the Separation Date and (B) a pro rata bonus for the then current year based on the performance of the Company, paid in the following year when bonuses are normally distributed, (ii) health and dental participation, but not eligibility for the Company’s Long Term Disability Plan, if any, (iii) at the Company’s expense, executive outplacement services being provided at that time to terminated executives at his grade level, and (iv) the ability to exercise, for a period of one year, all vested option grants (and those that become vested) during the Salary Continuation Period. If any such payments are subject to income, excise or similar tax, the NEO will be entitled to receive an additional amount such that, after the satisfaction of all tax obligations imposed on such payments, the NEO is made whole for such taxes.

If the NEO is terminated following a Change of Control, the NEO will receive, subject to his execution of release, a lump sum payment in cash within thirty (30) days of the Separation Date, equal to two times the sum of the NEO’s Annual Base Salary and the Bonus for the prior fiscal year, provided that the lump sum payment will not be paid to the NEO if the change of control involves the acquisition of the Company by Mr. Trump and the NEO’s employment continues for at least six (6) months following such acquisition. In addition, if the NEO is terminated following a Change of Control, all restrictions on stock awards will immediately be lifted.

As of December 31, 2009	Death or Disability	Voluntary Termination and Retirement	For Cause/Without Good Reason By NEO	Not for Cause by Company/Good Reason By NEO	Change of Control
John P. Burke
Chief Financial Officer
Cash Severance—Base Salary	$—	$—	$—	$285,000	$570,000
Incentive Compensation (a)	—	—	—	—	—
Accrued Vacation Pay (b)	20,827	20,827	20,827	20,827	20,827
Benefits Continuation	19,000	19,000	—	19,000	19,000
James A. Rigot
General Manager, Trump Plaza
Cash Severance—Base Salary	$—	$—	$—	$453,535	$907,070
Incentive Compensation (a)	—	—	—	—	—
Accrued Vacation Pay (b)	38,376	38,376	38,376	38,376	38,376
Benefits Continuation	19,000	19,000	—	19,000	19,000
Mark Sachais
General Manager, Trump Marina
Cash Severance—Base Salary	$—	$—	$—	$380,000	$760,000
Incentive Compensation (a)	—	—	—	—	38,000
Accrued Vacation Pay (b)	24,846	24,846	24,846	24,846	24,846
Benefits Continuation	24,400	24,400	—	24,400	24,400
Rosalind A. Krause
General Manager, Trump Taj Mahal
Cash Severance—Base Salary	$—	$—	$—	$453,535	$907,070
Incentive Compensation (a)	—	—	—	—	—
Accrued Vacation Pay (b)	6,977	6,977	6,977	6,977	6,977
Benefits Continuation	24,400	24,400	—	24,400	24,400

(a)	Incentive compensation represents amounts earned under our AIP.
(b)	Amounts represent earned and unpaid vacation at December 31, 2009.

The amounts shown in the tables above assume that such termination was effective as of December 31, 2009, and thus include amounts earned through such time. The amounts listed in the table above are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company.

Compensation of Directors

Mr. Trump received no remuneration for serving as the Chairman of our Board during the fiscal year ended December 31, 2009. Members of our Board who are also employees or consultants of our company and its affiliates receive no directors’ fees. During 2009, our non-employee directors received an annual retainer of $150,000 and reasonable and accountable out-of-pocket expenses incurred in connection with attending Board and committee meetings. A policy was established by our Board that non-employee directors would receive 5,000 shares of restricted stock each May 1st beginning in 2006, however, no grants were awarded in 2009. In addition, the Chairman of the Audit Committee receives an additional $50,000 and the Chairman of each of the

Corporate Governance and Nominating Committee and the Compensation Committee receives an additional $25,000 per year. Each member of the Audit Committee and Compensation Committee, other than their respective Chairmen, receives an additional $5,000 per year. Our Lead Director is paid an additional $35,000 annually.

Name	Year	Fees Earned or Paid in Cash (1)	Total
Mark Juliano	2009	$—	$—
Donald J. Trump (2)	2009	—	—
Edward H. D’Alelio (3)	2009	210,000	210,000
James J. Florio (4)	2009	175,000	175,000
Harry C. Hagerty (5)	2009	160,000	160,000
Michael A. Kramer (6)	2009	200,000	200,000
Don M. Thomas (7)	2009	165,000	165,000
Ivanka M. Trump (8)	2009	—	—

(1)	Fees earned or paid in cash represent $150,000 annual retainer paid to directors plus lead director, committee chairmen and committee member fees paid to independent directors.
(2)	Our fee and reimbursement arrangements with Mr. Trump are described below. See “Certain Relationships and Related Transactions—Agreements with Donald J. Trump.” Mr. Trump resigned as a director effective February 13, 2009.
(3)	Mr. D’Alelio serves on the Compensation Committee and the Special Committee. Mr. D’Alelio has served as Chairman of the Compensation Committee since November 2008. Mr. D’Alelio is also our Lead Director.
(4)	Mr. Florio serves on and is the Chairman of the Corporate Governance and Nominating Committee. Mr. Florio also serves on the Special Committee.
(5)	Mr. Hagerty serves on the Audit Committee, Compensation Committee and the Special Committee.
(6)	Mr. Kramer serves on and is the Chairman of the Audit Committee and the Special Committee.
(7)	Mr. Thomas serves on the Audit Committee, Compensation Committee, the Corporate Governance and Nominating Committee and the Special Committee.
(8)	Ms. Trump resigned as a director effective February 13, 2009. Ms. Trump previously served on the Corporate Governance and Nominating Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of TER Common Stock and class B common stock as of the close of business on March 18, 2010 by (i) each executive officer named in the Summary Compensation Table under “Executive Compensation,” (ii) each director, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and (iv) all of our executive officers and directors as a group. In the case of persons other than our executive officers and directors, such information is based solely upon a review of the latest Schedules 13D or 13G, as may be amended, or Section 16 reports which have been filed by such persons with the SEC. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares listed as owned by such person. Unless otherwise noted, the address for each reporting person below is c/o Trump Entertainment Resorts, Inc., 15 South Pennsylvania Avenue, Atlantic City, New Jersey 08401.

Insider Trading Policy. Pursuant to our Policy on Insider Trading and Communications with the Public, generally, our directors, executive officers and certain designated employees are prohibited from trading in TER’s securities during quarterly “black out periods” beginning two weeks before the end of the last month of the fiscal quarter, or two weeks before the end of the fiscal year, and ending two full trading days after the filing of our quarterly report on Form 10-Q or annual report on Form 10-K, as the case may be, with the SEC, or during other periods as established by us from time to time in light of certain corporate developments.

Name of Beneficial Owner	Common Stock			Class B Common Stock
	Number of Shares		Percent of Class (1)	Number of Shares		Percent of Class
Mark Juliano (Chief Executive Officer and Director)	200,000	(2)	*	—		—
John P. Burke (Chief Financial Officer and Corporate Treasurer)	—		—	—		—
Rosalind A. Krause (General Manager, Trump Taj Mahal)	18,676		*
James A. Rigot (General Manager, Trump Plaza)	—		—	—		—
Mark Sachais (General Manager, Trump Marina)	—		—	—		—
Edward H. D’Alelio (Director)	26,800		*	—		—
James J. Florio (Director)	20,000		*	—		—
Harry C. Hagerty (Director)	—		—	—		—
Michael A. Kramer (Director)	25,000		*	—		—
Don M. Thomas (Director)	22,780		*	—		—
Donald J. Trump	2,745,758	(3)	8.4%	—	(3)	—
Morgan Stanley & Co. Incorporated	5,552,248	(4)	17.8%	—		—
Sam Chang	2,330,000	(5)	7.4%	—		—
All Executive Officers and Directors As a Group (11 persons)	301,045	(6)	*	—		—

*	Represents less than 1%.
(1)	Based on 31,270,345 shares of Common Stock, issued and outstanding as of the close of business on March 18, 2010. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person.
(2)	Consists of 200,000 exercisable stock options with an exercise price of $17.75.
(3)	Based upon a Schedule 13D/A, dated November 16, 2009 filed by Mr. Trump with the SEC. Address of principal executive office listed as 725 Fifth Avenue, New York, NY 10022. Consists of (i) 1,297,645 shares of Common Stock held directly by Mr. Trump, (ii) 1,446,706 shares of Common Stock issuable upon the exercise of a warrant for a purchase price of $21.90 per share until May 20, 2015 (the “DJT Warrant”) and (iii) 1,407 shares of Common Stock issuable upon the exchange of Class A Partnership Interests in TER Holdings held by Ace Entertainment Holdings Inc. By letter dated February 13, 2009, Donald J. Trump notified TER that he had abandoned any and all of his (but not his affiliate’s) 23.5% direct limited partnership interest in TER Holdings and relinquished any and all rights under the Partnership Agreement or otherwise with respect to TER Holdings and Mr. Trump’s limited partnership interest. The 900 shares of TER class B common stock issued and outstanding were owned by Mr. Trump. The 900 shares of class B common stock had the voting equivalency of 9,377,484 shares of TER Common Stock and represented the shares of TER Common Stock issuable upon exchange of Mr. Trump and his affiliate’s limited partnership interest in TER Holdings pursuant to the Third Amended and Restated Exchange and Registration Rights Agreement among TER, TER Holdings, Mr. Trump and Trump Casinos, Inc. Accordingly, after giving effect to such abandonment, the 900 shares of class B common stock would now have the voting equivalency of 1,407 shares of TER Common Stock.
(4)	Based upon a Schedule 13F, dated September 30, 2008 filed by Morgan Stanley & Co. Incorporated (“MS&Co.”) with the SEC. Address of principal executive office listed as 1585 Broadway, New York, New York 10036. Pursuant to a letter agreement dated May 20, 2005 between us and MS&Co., MS&Co. has agreed to vote all of the shares of our Common Stock that it beneficially owns in excess of 9.9% of our outstanding Common Stock in proportion to all votes cast by our other stockholders (excluding all shares of our Common Stock beneficially owned by MS&Co. and all shares of our Common Stock and of our class B common stock).
(5)	Based upon a Schedule 13G, dated February 1, 2008, filed with the SEC by Mr. Chang. Address of principal executive office listed as 420 Great Neck Road, Great Neck, NY 11021.
(6)	Consists of 101,045 shares of Common Stock and 200,000 exercisable stock options with an exercise price of $17.75.

Item 13.	Certain Relationships and Related Transactions

Described below are transactions, or series of similar transactions, since the beginning of our 2008 fiscal year, or any currently proposed transaction or similar transactions, to which we (or any of our subsidiaries) were or are to be a party, in which the amount exceeds $120,000 and in which any of our directors, executive officers, security holders who beneficially own more than 5% of our voting securities, and any member of the immediate family of any of the foregoing persons, had, or will have, a direct or indirect material interest. The Board of Directors has adopted a policy entitled “Policy for the Review, Approval or Ratification of Transactions with Related Persons.” In considering the approval or ratification of a related person transaction, the policy requires the Board to determine that it is fair and reasonable to the Company and, if Mr. Trump is the related person, that it is on terms not materially less favorable to the Company than those that would have been obtained in a comparable transaction with an unrelated third party.

Agreements with Donald J. Trump

Services Agreement. On May 20, 2005, we entered into a services agreement with Mr. Trump whereby Mr. Trump agreed to provide certain services as specified therein. The initial term of the services agreement was three years, with an automatically renewing three-year rolling term. There were no payments made to Mr. Trump under the services agreement during the year ended December 31, 2009. Payments under the services agreement were $2,000,000 during the year ended December 31, 2008.

Trademark License Agreement and Trademark Security Agreement. Under a trademark license agreement, dated as of May 20, 2005, we have a perpetual, exclusive and royalty-free license to use Mr. Trump’s name and likeness in connection with our casino and gaming activities, subject to certain terms and conditions. Mr. Trump’s obligations under the trademark license agreement are secured by an amended and restated trademark security agreement, pursuant to which Mr. Trump has granted us a first priority security interest in the licensed marks in connection with casino services and gaming activities, subject to certain terms and conditions.

If the services agreement is terminated by us other than for “cause” or if it is terminated by Mr. Trump for “good reason,” (in each case other than as a result of Mr. Trump’s death or permanent disability) or we do not offer terms to Mr. Trump pursuant to a new services agreement at least as favorable to Mr. Trump as his existing services agreement, then we will have the option to convert the trademark license into a royalty-bearing license with a ten-year term. In such case, for each of our properties using the licensed marks or Mr. Trump’s likeness, Mr. Trump will be entitled to an annual royalty, payable quarterly in the amount of (i) $500,000 for each of our properties with an annual EBITDA (as defined in the services agreement) of at least $25 million or (ii) $100,000 for each of our properties with an annual EBITDA of less than $25 million, provided that aggregate royalties will not exceed $5 million a year.

Mr. Trump has asserted that the trademark license agreement has been terminated as a result of the Company’s discontinued payments under the services agreement and the Company’s failure to provide him with notice converting the trademark license agreement to a royalty-bearing license. The Company is reviewing such position.

Debt Guarantee. Under an agreement between Mr. Trump and U.S. Bank National Association, the Trustee for our $1,250,000,000 of 8.5% Senior Secured Notes Due 2015, Mr. Trump has provided a guarantee of up to $250,000,000 of such notes under certain terms and conditions.

TER Holdings’ Partnership Agreement, DJT Investment Agreement and Exchange Rights Agreement. The Partnership Agreement of TER Holdings contains provisions regarding the management of TER Holdings, the transferability of interests, additional capital contributions and distribution and allocation of profits and interests, among other provisions. On May 20, 2005, we entered into an amended and restated investment agreement with Mr. Trump, pursuant to which Mr. Trump made a $55 million cash equity investment in TER Holdings and contributed to TER Holdings his approximately $16.4 million aggregate principal face amount of 17.625% Second Priority Notes due 2010 of Trump Casino Holdings, LLC (including interest accrued thereon) in exchange for an approximately 23.5% limited partnership interests in TER Holdings. On May 20, 2005, Mr. Trump and certain of his controlled affiliates entered into a third amended and restated exchange rights agreement with us, which allows Mr. Trump and his controlled affiliates to exchange their limited partnership interests in TER Holdings for 9,377,484 shares of TER Common Stock, subject to certain terms and conditions.

By letter dated February 13, 2009, Donald J. Trump notified TER that he had abandoned any and all of his 23.5% direct limited partnership interest in TER Holdings and relinquished any and all rights under the Partnership Agreement or otherwise with respect to TER Holdings and Mr. Trump’s limited partnership interest.

Right of First Offer Agreement. On May 20, 2005, we entered into a Right of First Offer Agreement (“ROFO Agreement”), as amended, with Trump Organization LLC, Mr. Trump’s private real estate organization, granting Trump Organization, LLC a three-year, right of first offer to serve as development manager, project manager, construction manager and/or general contractor with respect to construction and development projects with an initial budget of at least $35,000,000, for casinos, casino hotels and related hospitality lodging to be performed by third parties on our existing and future properties (“Project”), subject to certain terms and conditions. If Trump Organization LLC does not exercise its right of first offer within thirty days after receiving a notice from us, then we may engage any party to perform such services upon any terms, subject to certain limitations. The agreement sets forth the terms, conditions and parameters for the negotiations of the terms of any services to be provided by Trump Organization, LLC under the agreement. During September 2006, we amended the ROFO Agreement with Trump Organization, LLC to provide that so long as Trump Organization LLC does not exercise the rights originally granted under the ROFO Agreement, it would be paid a monthly retainer to provide cost saving services for any Project and would receive a percentage of any cost savings realized through its efforts. Trump Organization LLC did not exercise its rights under the ROFO Agreement with respect to the Chairman Tower constructed at the Trump Taj Mahal, but provided cost savings services with respect thereto. Under the terms of the amendment to the ROFO Agreement, we paid $379,000 including minimum monthly fees of $250,000 and cost saving commissions of $129,000 to Trump Organization LLC during the year ended December 31, 2008. The ROFO Agreement expired during May 2008.

Voting Agreement. We have a voting agreement with Mr. Trump with respect to the composition of, and nominations of Directors to, our Board.

Use of Trump’s Facilities and Other Transactions. In the normal course of business, we engage in various transactions with other entities owned by Mr. Trump. We engaged in the following transactions: $79,000 and $78,000 for leasing certain office space in Trump Tower in Manhattan during the years ended December 31, 2009 and 2008, respectively, $77,000 and $17,000 for the periodic use of Mr. Trump’s airplane and golf-courses to entertain high-end customers during the years ended December 31, 2009 and 2008, respectively, and $336,000 for costs to pilot Mr. Trump’s airplane during the year ended December 31, 2008. Additionally, in the ordinary course of business during the years ended December 31, 2009 and 2008, we purchased from third party vendors $500,000 and $653,000, respectively, of Trump labeled merchandise, including $277,000 and $498,000, respectively, for Trump Ice bottled water served to our customers. While we do not directly pay royalties on such merchandise to Mr. Trump, he may be entitled to royalties from these third party vendors.

All related person transactions involving Mr. Trump have been reviewed and approved by the Class A Directors.

Pursuant to the terms of the Debtors/AHC Plan, the services agreement, trademark license agreement and the trademark security agreement, described above, will be amended and restated. Under the terms of the Beal/Icahn Plan, these agreements will all be terminated upon emergence except for the trademark license agreement. The trademark license agreement would be assumed by the reorganized Debtors pursuant to the Beal/Icahn Plan. Mr. Trump disputes such right to an assumption of the trademark license agreement under the Beal/Icahn Plan.

Other Relationships

Mrs. Loretta I. Pickus is employed by TER Holdings as a Vice President of Legal Affairs pursuant to an employment agreement, dated as of January 1, 2007. Mrs. Pickus is the wife of Robert M. Pickus, our Chief Administrative Officer and General Counsel. Mrs. Pickus is currently paid an annual base salary of $191,000 and receives insurance coverage and certain other employee benefits that are also provided to similarly situated executives of the TER Holdings.

From time to time, certain relatives of our officers hold part-time or seasonal positions at one or more of our properties.

Item 14.	Principal Accountant Fees and Services

The following table shows the fees paid or accrued by us for audit and other services provided by Ernst & Young LLP during 2008 and 2009:

	Year Ended December 31,
	2008	2009
Audit Fees (1)	$1,527,000	$1,368,000
Audit-Related Fees (2)	62,000	54,000
Tax Fees (3)	523,000	1,484,000
All Other Fees	—	—

	$2,112,000	$2,906,000

(1)	Consists of professional services rendered in connection with the audit of our financial statements and quarterly reviews for the most recent fiscal year and the issuance of consents for filings with the SEC.
(2)	Includes services rendered in connection with the audit of our employee benefit plan and certain agreed upon procedures performed relating to the construction of the Chairman Tower.
(3)	Includes $172,000 and $1,156,000 of tax consulting services for the years ended December 31, 2008 and 2009, respectively.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by Independent Auditors

The Audit Committee pre-approves all audit and non-prohibited, non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors. Under the policy, pre-approval is generally provided for up to one (1) year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. For each proposed service, the Audit Committee has received detailed information sufficient to enable the Audit Committee to pre-approve and evaluate such service and has pre-approved all such services. The Audit Committee may delegate pre-approval authority to one or more of its members. Any pre-approval decisions made under delegated authority must be communicated to the Audit Committee at or before the next scheduled meeting. There were no waivers by the Audit Committee of the pre-approval requirement for permissible non-audit services in 2009.

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

2.5

Sixth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code Proposed by the Ad Hoc Committee of Holders of 8.5% Senior Secured Notes Due 2015 and the Debtors, dated December 24, 2009 as amended

Filed as Exhibit 99.1 to our Current Report on Form 8-K filed on December 24, 2009

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

Filed as Exhibit 10.4 to our Current Report on Form 8-K filed on May 26, 2005

3.4	Restated Certificate of Incorporation of Trump Entertainment Resorts Funding, Inc.	Filed as Exhibit 3.4 to our Annual Report on Form 10-K filed on March 16, 2009

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit	Incorporated by Reference
4.1

Indenture, dated as of May 20, 2005, by and among Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc., as issuers, the guarantors named therein, and U.S. Bank National Association, as indenture trustee.

Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on May 26, 2005

10.1	Stock Purchase Agreement, dated as of November 3, 2005, by and among The Majestic Star Casino, LLC and Trump Entertainment Resorts Holdings, L.P.	Filed as Exhibit 10.1 to Current Report on Form 8-K, filed on November 9, 2005

10.2	*Trump Entertainment Resorts, Inc. 2005 Incentive Award Plan.	Filed as Annex A to our Definitive Proxy Statement filed on September 9, 2005

10.3	Amended and Restated Investment Agreement, dated as of May 20, 2005, by and among Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Donald J. Trump	Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on May 26, 2005

10.4

Third Amended and Restated Exchange and Registration Rights Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P., Donald J. Trump and Trump Casinos, Inc.

Filed as Exhibit 10.5 to our Current Report on Form 8-K filed on May 26, 2005

10.5	Services Agreement, dated as of May 20, 2005, by and among Donald J. Trump, Trump Entertainment Resorts, Inc. and Trump Entertainment Resorts Holdings, L.P.	Filed as Exhibit 10.6 to our Current Report on Form 8-K filed on May 26, 2005

10.6

Amended and Restated Trademark License Agreement, dated as of May 20, 2005, by and among Donald J. Trump, Trump Entertainment Resorts Holdings, L.P., Trump Entertainment Resorts, Inc., Trump Taj Mahal Associates, LLC, Trump Plaza Associates, LLC, Trump Marina Associates, LLC and Trump Indiana, Inc.

Filed as Exhibit 10.7 to our Current Report on Form 8-K filed on May 26, 2005

10.7	Amended and Restated Trademark Security Agreement, dated as of May 20, 2005, between Donald J. Trump and Trump Entertainment Resorts Holdings, L.P.	Filed as Exhibit 10.8 to our Current Report on Form 8-K filed on May 26, 2005

10.8	Right of First Offer Agreement, dated as of May 20, 2005 (the “ROFO Agreement”), by and among Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Organization LLC.	Filed as Exhibit 10.9 to our Current Report on Form 8-K filed on May 26, 2005

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit	Incorporated by Reference
10.9	Amendment, dated September 22, 2006, to the ROFO Agreement, by and among Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Organization LLC.	Filed as Exhibit 10.9 to our Current Report on Form 8-K filed on September 22, 2006

10.10	Voting Agreement, dated as of May 20, 2005, by and between Trump Entertainment Resorts, Inc. and Donald J. Trump.	Filed as Exhibit 10.10 to our Current Report on Form 8-K filed on May 26, 2005

10.11	DJT Warrant Agreement, dated as of May 20, 2005, between Trump Entertainment Resorts, Inc. and Donald J. Trump.	Filed as Exhibit 10.11 to our Current Report on Form 8-K filed on May 26, 2005

10.12	Registration Rights Agreement, dated as of May 20, 2005, of Trump Entertainment Resorts, Inc.	Filed as Exhibit 10.15 to our Current Report on Form 8-K filed on May 26, 2005

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

Filed as Exhibit 10.21 to Current Report on Form 8-K filed on May 26, 2005

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit	Incorporated by Reference
10.18

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

Filed as Exhibit 10.25 to our Current Report on Form 8-K filed on May 26, 2005

10.22	Indemnity Agreement among Trump Entertainment Resorts, Inc., Trump Plaza Associates, LLC, Trump Taj Mahal Associates, LLC, Trump Marina Associates, LLC and Ivanka M. Trump	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 1, 2007

10.23	Indemnity Agreement by and among Trump Entertainment Resorts, Inc., Trump Plaza Associates, LLC, Trump Taj Mahal Associates, LLC, Trump Marina Associates, LLC and Harry C. Hagerty.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 3, 2008

10.24	Settlement Agreement, dated March 23, 2005, between the Indiana Department of Revenue and Trump Indiana, Inc.	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005

10.25

Second Amended and Restated Casino Services Agreement, dated January 1, 1998, among Trump Plaza Associates, Trump Taj Mahal Associates, Trump Marina Associates, L.P., Trump Indiana, Inc. and Trump Casino Services, LLC

Filed as Exhibit 10.28 to our Annual Report on Form 10-K for the year ended December 31, 2003

10.26	*Employment Agreement, dated September 22, 2006, of John P. Burke	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 22, 2006

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit	Incorporated by Reference
10.27	*Employment Agreement, dated September 22, 2006, of Joseph A. Fusco	Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on September 22, 2006

10.28	*Employment Agreement, dated September 22, 2006, of Craig D. Keyser	Filed as Exhibit 10.5 to our Current Report on Form 8-K filed on September 22, 2006

10.29	*Employment Agreement, dated September 22, 2006, of Robert M. Pickus	Filed as Exhibit 10.7 to our Current Report on Form 8-K filed on September 22, 2006

10.30	*Employment Agreement, dated September 22, 2006, of Richard M. Santoro	Filed as Exhibit 10.8 to our Current Report on Form 8-K filed on September 22, 2006

10.31	*Employment Agreement, dated September 7, 2006, of Eric Hausler	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 7, 2006

10.32	*Employment Agreement, dated September 14, 2005, of Rosalind Krause	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 23, 2005

10.33	*Employment Agreement, dated September 12, 2005, of James Rigot	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 23, 2005

10.34	*Employment Agreement, dated July 19, 2005, of Mark Juliano	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2005

10.35	Investment Agreement, dated January 25, 2005, by and between Trump Hotels & Casino Resorts, Inc. and Trump Hotels & Casino Resorts Holdings, L.P. and Donald J. Trump	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 31, 2005

10.36	Stock Purchase Agreement, dated as of November 3, 2005, by and among The Majestic Star Casino, LLC, Indiana Limited Liability Company, and Trump Entertainment Resorts Holdings, L.P.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 3, 2005

10.37	Form of Trump Entertainment Resorts, Inc. 2005 Incentive Award Plan Restricted Stock Award Agreement for Directors	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007

10.38	Form of Trump Entertainment Resorts, Inc. 2005 Incentive Award Plan Restricted Stock Award Agreement for Employees	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007

10.39	Stipulation of Settlement between Taj Mahal Associates, LLC, Trump Plaza Associates, LLC, Trump Marina Associates, LLC and the City of Atlantic City	Filed as Exhibit 10.1 to our Current Report on Form 8-K/A filed on November 9, 2007

10.40

Credit Agreement, dated as of December 21, 2007, among Trump Entertainment Resorts Holdings, L.P., as borrower, Trump Entertainment Resorts, Inc. and the other guarantors party thereto, as guarantors, the initial lenders party thereto, and Beal Bank, as administrative agent and collateral agent

Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 27, 2007

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit	Incorporated by Reference
10.41

First Amendment to Credit Agreement, effective December 21, 2007, to the Credit Agreement among Trump Entertainment Resorts Holdings, L.P., as borrower, Trump Entertainment Resorts, Inc. and the other guarantors party thereto, as guarantors, the initial lenders party thereto, and Beal Bank, as administrative agent and collateral agent dated December 21, 2007

Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 12, 2008

10.42

Asset Purchase Agreement, dated as of May 28, 2008, by and among Trump Marina Associates, LLC, Coastal Marina LLC, and, with respect to certain sections thereof, Coastal Development LLC and Trump Entertainment Resorts, Inc.

Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 2, 2008

10.43

Second Amendment to Credit Agreement, dated as of May 29, 2008, among Trump Entertainment Resorts Holdings, L.P., Trump Entertainment Resorts, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and Beal Bank, as collateral agent and administrative agent.

Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on June 2, 2008

10.44

Letter Agreement related to Second Amendment to Credit Agreement dated as of May 29, 2008, among Trump Entertainment Resorts Holdings, L.P. (the “Borrower”), Trump Entertainment Resorts, Inc., the Subsidiary Guarantors, the Lenders and Beal Bank as the Collateral Agent and the Administrative Agent (the “Second Amendment”).

Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 8, 2008

10.45	First Amendment to Asset Purchase Agreement, dated as of October 28, 2008, by and among Trump Marina Associates, LLC, Trump Entertainment Resorts, Inc., Coastal Marina LLC and Coastal Development LLC.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 30, 2008

10.46

Third Amendment to Credit Agreement, dated as of November 5, 2008, among Trump Entertainment Resorts Holdings, L.P., Trump Entertainment Resorts, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and Beal Bank, as collateral agent and administrative agent.

Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 7, 2008

21.1	+ List of Subsidiaries of Trump Entertainment Resorts, Inc.	—

23	+ Consent of Independent Registered Public Accounting Firm	—

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit	Incorporated by Reference
24	+ Powers of Attorney of directors	—

31.1	+ Certification by the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended	—

31.2	+ Certification by the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended	—

31.3	+ Certification by the Chief Executive Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended	—

31.4	+ Certification by the Chief Financial Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended	—

31.5	+ Certification by the Chief Executive Officer of Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended	—

31.6	+ Certification by the Chief Financial Officer of Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended	—

32.1	+ Certification of the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—

32.2	+ Certification of the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—

32.3	+ Certification of the Chief Executive Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—

32.4	+ Certification of the Chief Financial Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit	Incorporated by Reference
32.5	+ Certification of the Chief Executive Officer of Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.6	+ Certification of the Chief Financial Officer of Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—

99.1	+ Description of Certain Governmental and Gaming Regulations	—

*	Management contract or compensatory plan or arrangement.
+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, each of the Registrants has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of March 2010.

TRUMP ENTERTAINMENT RESORTS, INC.

By:	/s/ MARK JULIANO
Name:	Mark Juliano
Title:	Chief Executive Officer

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

By:	/s/ MARK JULIANO
Name:	Mark Juliano
Title:	Chief Executive Officer

TRUMP ENTERTAINMENT RESORTS FUNDING, INC.

By:	/s/ MARK JULIANO
Name:	Mark Juliano
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MARK JULIANO Mark Juliano	Director and Chief Executive Officer (Principal Executive Officer)	March 19, 2010

/s/ JOHN P. BURKE John P. Burke	Chief Financial Officer and Executive Vice President and Corporate Treasurer (Principal Financial and Accounting Officer)	March 19, 2010

* Edward H. D’Alelio	Director	March 19, 2010

* James J. Florio	Director	March 19, 2010

* Harry C. Hagerty	Director	March 19, 2010

* Michael A. Kramer	Director	March 19, 2010

* Don M. Thomas	Director	March 19, 2010

*	John P. Burke, by signing his name hereto, does sign this document on behalf of the above-named individuals, pursuant to the powers of attorney duly executed by such individuals, which have been filed as an exhibit to this Report.

/s/ JOHN P. BURKE
John P. Burke Attorney-in-Fact