Form 10-Q
period 2010-03-31
TRUMP ENTERTAINMENT RESORTS, INC.; TRUMP ENTERTAINMENT RESORTS HOLDINGS LP; TRUMP ENTERTAINMENT RESORTS FUNDING INC
filed 2010-05-12
CIK 943320, 943322, 943323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

TRUMP ENTERTAINMENT RESORTS, INC.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

TRUMP ENTERTAINMENT RESORTS FUNDING, INC.

(Exact name of registrant as specified in its charter)

Delaware Delaware Delaware	1-13794 33-90786 33-90786-01	13-3818402 13-3818407 13-3818405
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of May 12, 2010, there were 31,270,345 shares of common stock and 900 shares of class B common stock of Trump Entertainment Resorts, Inc. outstanding. As of May 12, 2010, there were 100 shares of common stock of Trump Entertainment Resorts Funding, Inc. outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TRUMP ENTERTAINMENT RESORTS, INC.

DEBTOR IN POSSESSION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except share and per share data)

	March 31, 2010	December 31, 2009
Current assets:
Cash and cash equivalents	$60,582	$66,084
Accounts receivable, net	30,068	31,890
Accounts receivable, other	4,915	5,136
Property taxes receivable	4,403	3,981
Inventories	4,794	5,033
Deferred income taxes	2,293	2,293
Prepaid expenses and other current assets	12,810	17,431

Total current assets	119,865	131,848

Net property and equipment	1,123,980	1,134,027

Other assets:
Trademarks	32,712	32,712
Intangible assets, net	2,149	2,401
Property taxes receivable	8,904	12,585
Other assets, net	84,135	83,196

Total other assets	127,900	130,894

Total assets	$1,371,745	$1,396,769

Current liabilities:
Current maturities of long-term debt	$648	$661
Accounts payable	32,405	28,887
Accrued payroll and related expenses	27,606	22,358
Income taxes payable	8,348	8,348
Accrued interest payable	11,847	11,310
Self-insurance reserves	17,666	17,290
Other current liabilities	29,848	30,903

Total current liabilities	128,368	119,757

Liabilities subject to compromise	1,889,406	1,890,608
Long-term debt, net of current maturities	6,424	6,570
Deferred income taxes	47,523	47,523
Other long-term liabilities	23,788	23,989

(Deficit) equity:
Preferred stock, $1 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value; 75,000,000 shares authorized, 31,270,345 shares issued and outstanding	31	31
Class B Common stock, $0.001 par value; 1,000 shares authorized, 900 shares issued and outstanding	—	—
Additional paid-in capital	467,834	467,787
Accumulated deficit	(1,024,312)	(999,857)
Noncontrolling interest in subsidiaries	(167,317)	(159,639)

Total deficit	(723,764)	(691,678)

Total liabilities and deficit	$1,371,745	$1,396,769

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.

DEBTOR IN POSSESSION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2010	2009
Revenues:
Gaming	$170,786	$207,677
Rooms	19,731	19,576
Food and beverage	20,079	22,323
Other	7,765	7,959

	218,361	257,535
Less promotional allowances	(49,924)	(65,276)

Net revenues	168,437	192,259

Costs and expenses:
Gaming	91,093	104,234
Rooms	4,392	3,792
Food and beverage	10,611	10,562
General and administrative	59,996	62,041
Corporate and other	3,796	4,557
Corporate - related party	519	635
Depreciation and amortization	11,536	14,472
Reorganization expense and related costs	7,831	18,812

	189,774	219,105

Loss from operations	(21,337)	(26,846)

Non-operating income (expense):
Interest income	298	542
Interest expense	(10,929)	(39,259)

	(10,631)	(38,717)

Loss before income taxes	(31,968)	(65,563)
Income tax provision	—	—

Net loss	(31,968)	(65,563)
Less: Net loss attributable to the noncontrolling interest	7,513	15,408

Net loss attributable to Trump Entertainment Resorts, Inc.	$(24,455)	$(50,155)

Earnings per share:
Net loss per share attributable to Trump Entertainment Resorts, Inc. common shareholders - basic and diluted	$(0.78)	$(1.58)

Weighted average shares outstanding - basic and diluted	31,270,345	31,717,098

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.

DEBTOR IN POSSESSION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands, except share data)

	Trump Entertainment Resorts, Inc. Shareholders
	Shares	Common Stock	Shares	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Deficit
Balance, December 31, 2009	31,270,345	$31	900	$—	$467,787	$(999,857)	$(159,639)	$(691,678)

Stock-based compensation expense	—	—	—	—	47	—	15	62

Partnership distributions	—	—	—	—	—	—	(180)	(180)

Net loss	—	—	—	—	—	(24,455)	(7,513)	(31,968)

Balance, March 31, 2010	31,270,345	$31	900	$—	$467,834	$(1,024,312)	$(167,317)	$(723,764)

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.

DEBTOR IN POSSESSION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,968)	$(65,563)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities:
Deferred income taxes	—	—
Depreciation and amortization	11,536	14,472
Accretion of interest income related to property tax settlement	(175)	(214)
Provisions for losses on receivables	2,768	3,072
Stock-based compensation expense	62	421
Valuation allowance - CRDA investments	695	835
Amortization of deferred financing costs	—	470
Non-cash reorganization expense	—	14,432
Changes in operating assets and liabilities:
Increase in receivables	(725)	(6,706)
Decrease in inventories	239	791
Decrease in property taxes receivable	3,434	3,362
Decrease in prepaid expenses and other current assets	4,621	3,611
Decrease (increase) in other assets	589	(2,510)
Increase in accounts payable, accrued expenses and other current liabilities	8,191	7,675
Increase in accrued interest payable	537	28,399
Decrease in other long-term liabilities	(201)	(171)

Net cash flows (used in) provided by operating activities	(397)	2,376

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(1,482)	(14,357)
Purchases of CRDA investments, net	(2,234)	(2,694)
Decrease in restricted cash	—	200

Net cash flows used in investing activities	(3,716)	(16,851)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of term loan	(1,230)	(1,232)
Repayments of other long-term debt	(159)	(37)

Net cash flows used in financing activities	(1,389)	(1,269)

Net decrease in cash and cash equivalents	(5,502)	(15,744)
Cash and cash equivalents at beginning of period	66,084	86,183

Cash and cash equivalents at end of period	$60,582	$70,439

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$10,392	$10,395
Cash paid for income taxes	—	—
Decrease in accounts payable for accrued purchases of property and equipment	(256)	(8,881)

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

DEBTOR IN POSSESSION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	March 31, 2010	December 31, 2009
Current assets:
Cash and cash equivalents	$60,582	$66,084
Accounts receivable, net	30,068	31,890
Accounts receivable, other	4,915	5,136
Property taxes receivable	4,403	3,981
Inventories	4,794	5,033
Deferred income taxes	1,337	1,337
Prepaid expenses and other current assets	12,810	17,431

Total current assets	118,909	130,892

Net property and equipment	1,123,980	1,134,027

Other assets:
Trademarks	32,712	32,712
Intangible assets, net	2,149	2,401
Property taxes receivable	8,904	12,585
Other assets, net	84,135	83,196

Total other assets	127,900	130,894

Total assets	$1,370,789	$1,395,813

Current liabilities:
Current maturities of long-term debt	$648	$661
Accounts payable	32,405	28,887
Accrued payroll and related expenses	27,606	22,358
Income taxes payable	8,348	8,348
Accrued interest payable	11,847	11,310
Self-insurance reserves	17,666	17,290
Other current liabilities	29,848	30,903

Total current liabilities	128,368	119,757

Liabilities subject to compromise	1,889,406	1,890,608
Long-term debt, net of current maturities	6,424	6,570
Deferred income taxes	13,538	13,538
Other long-term liabilities	23,788	23,989

Partners’ deficit
Partners’ capital	605,196	605,314
Accumulated deficit	(1,295,931)	(1,263,963)

Total partners’ deficit	(690,735)	(658,649)

Total liabilities and partners’ deficit	$1,370,789	$1,395,813

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

DEBTOR IN POSSESSION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2010	2009
Revenues:
Gaming	$170,786	$207,677
Rooms	19,731	19,576
Food and beverage	20,079	22,323
Other	7,765	7,959

	218,361	257,535
Less promotional allowances	(49,924)	(65,276)

Net revenues	168,437	192,259

Costs and expenses:
Gaming	91,093	104,234
Rooms	4,392	3,792
Food and beverage	10,611	10,562
General and administrative	59,996	62,041
Corporate and other	3,796	4,557
Corporate-related party	519	635
Depreciation and amortization	11,536	14,472
Reorganization expense and related costs	7,831	18,812

	189,774	219,105

Loss from operations	(21,337)	(26,846)

Non-operating income (expense):
Interest income	298	538
Interest expense	(10,929)	(39,259)

	(10,631)	(38,721)

Loss before income taxes	(31,968)	(65,567)
Income tax provision	—	—

Net loss	$(31,968)	$(65,567)

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

DEBTOR IN POSSESSION

CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT

(unaudited)

(dollars in thousands)

	Partners’ Capital	Accumulated Deficit	Total Partners’ Deficit
Balance, December 31, 2009	$605,314	$(1,263,963)	$(658,649)

Stock-based compensation expense	62	—	62

Partnership distributions	(180)	—	(180)

Net loss	—	(31,968)	(31,968)

Balance, March 31, 2010	$605,196	$(1,295,931)	$(690,735)

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

DEBTOR IN POSSESSION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,968)	$(65,567)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities:
Deferred income taxes	—	—
Depreciation and amortization	11,536	14,472
Accretion of interest income related to property tax settlement	(175)	(214)
Provisions for losses on receivables	2,768	3,072
Stock-based compensation expense	62	421
Valuation allowance - CRDA investments	695	835
Amortization of deferred financing costs	—	470
Non-cash reorganization expense	—	14,432
Changes in operating assets and liabilities:
Increase in receivables	(725)	(6,706)
Decrease in inventories	239	791
Decrease in property taxes receivable	3,434	3,362
Decrease in prepaid expenses and other current assets	4,621	3,611
Decrease (increase) in other assets	589	(2,510)
Increase in accounts payable, accrued expenses and other current liabilities	8,191	7,675
Increase in accrued interest payable	537	28,399
Decrease in other long-term liabilities	(201)	(171)

Net cash flows (used in) provided by operating activities	(397)	2,372

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(1,482)	(14,357)
Purchases of CRDA investments, net	(2,234)	(2,694)
Decrease in restricted cash	—	200

Net cash flows used in investing activities	(3,716)	(16,851)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of term loan	(1,230)	(1,232)
Repayments of other long-term debt	(159)	(37)

Net cash flows used in financing activities	(1,389)	(1,269)

Net decrease in cash and cash equivalents	(5,502)	(15,748)
Cash and cash equivalents at beginning of period	66,084	85,206

Cash and cash equivalents at end of period	$60,582	$69,458

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$10,392	$10,395
Cash paid for income taxes	—	—
Decrease in accounts payable for accrued purchases of property and equipment	(256)	(8,881)

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

On August 3, 2009, the Debtors filed their joint chapter 11 plan of reorganization with the Bankruptcy Court (as thereafter amended, the “Original Debtors’ Plan”) and the Disclosure Statement relating thereto (the “Original Debtors’ Disclosure Statement”). Following the termination of the Purchase Agreement, dated August 3, 2009 (as thereafter amended as of October 5, 2009), among TER, TER Holdings, BNAC, Inc. and Donald J. Trump (“Mr. Trump”) by Mr. Trump on November 16, 2009, and subsequent negotiations with their principal creditor constituencies, the Debtors decided to withdraw the Original Debtors’ Plan. Further, the Debtors decided to endorse and become co-proponents of the plan of reorganization proposed by the ad hoc committee (the “Ad Hoc Committee”) of the holders of the Debtors’ 8.5% Senior Secured Notes due 2015 (the “Senior Notes”) filed on August 11, 2009, and thereafter amended (the “AHC Plan”) and the Disclosure Statement relating thereto (the “AHC Disclosure Statement”). On December 24, 2009, the Debtors and the Ad Hoc Committee filed with the Bankruptcy Court a revised AHC Plan and revised AHC Disclosure Statement (as thereafter amended on January 5, 2010, the “AHC/Debtors Plan” and “AHC/Debtors Disclosure Statement”, respectively), reflecting the Debtors’ support of and co-proponent role with respect to such plan.

On May 7, 2010, the Bankruptcy Court entered an order (the “DIP Financing Order”) approving, among other things, $45,000 in debtor-in-possession financing (the “DIP Facilities”) in accordance with the terms and conditions of the $24,000 Secured Debtor-In-Possession Facility (the “Initial DIP Note Purchase Agreement”) and the $21,000 Secured Supplemental Debtor-In-Possession Facility (the “Supplemental DIP Note Purchase Agreement”, and together with the Initial DIP Note Purchase Agreement, the “DIP Note Purchase Agreements”), by and among the Debtors, Wilmington Trust FSB, as administrative agent under each of the DIP Note Purchase Agreements, and the respective lenders party to each of the DIP Note Purchase Agreements. Pursuant to the DIP Financing Order, the Debtors are immediately authorized to execute the DIP Note Purchase Agreements, each of which have been approved by the Bankruptcy Court, in accordance with and subject to the terms of the DIP Financing Order; provided, however, that the Debtors shall not execute or deliver the Supplemental DIP Note Purchase Agreement or incur any obligations thereunder until the New Jersey Casino Control Commission (“CCC”) has granted any necessary regulatory approvals or the relevant DIP Note Purchasers (as defined in the applicable DIP Note Purchase Agreements) have received evidence satisfactory to the relevant DIP Note Purchasers that such regulatory approvals are not required. The Initial DIP Note Purchase Agreement has not yet been executed. The Debtors anticipate entering into the Initial DIP Note Purchase Agreement shortly and will file such agreement with the Securities and Exchange Commission on a Current Report on Form 8-K.

The maturity date of each of the DIP Note Purchase Agreements is the earliest of (1)(x) six months from the closing date and (y) five months after entry of order confirming AHC/Debtors Plan if that certain Amended and Restated Backstop Agreement, dated December 11, 2009, among the Company and members of the Ad Hoc Committee (as thereafter amended by that certain Amendment No. 1 dated as of March 26, 2010 (the “Backstop Agreement”) is not amended to extend the termination provisions thereunder), (2) the effective date of the AHC/Debtors Plan, (3) the date of confirmation of a plan of reorganization other than the AHC/Debtors Plan and (4) the acceleration of the loans and termination of the commitments.

The DIP Note Purchase Agreements contain various representations, warranties and covenants by the Debtors that are customary for transactions of this nature, including reporting requirements. The DIP Note Purchase Agreements provide for the payment of interest at a rate per annum equal to 10% payable on the earlier of the termination date or the date on which an event of default occurs under the applicable DIP Note Purchase Agreements.

On May 7, 2010, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the AHC/Debtors Plan. A copy of the Confirmation Order, with a copy of the AHC/Debtors Plan as confirmed attached thereto, is attached as Exhibit 2.1 to this Quarterly Report on Form 10-Q. A copy of the original AHC/Debtors Disclosure Statement is attached as Exhibit 99.1 to TER’s Current Report on Form 8-K filed on December 28, 2009.

The following is a summary of the transactions expected to occur pursuant to the AHC/Debtors Plan. This summary only highlights certain of the substantive provisions of the AHC/Debtors Plan and is not intended to be a complete description of, or a substitute for a full and complete reading of, the AHC/Debtors Plan. This summary is qualified in its entirety by reference to the full text of the AHC/Debtors Plan.

The key terms of the AHC/Debtors Plan are as follows:

•

a capital contribution of $225,000 in new equity capital (in exchange for 70% of the new common stock in the reorganized Company) in the form of a rights offering to holders of the Senior Notes and general unsecured claims backstopped by members of the Ad Hoc Committee and/or their affiliates (the “Backstop Parties”) (who will receive 20% of the new common stock in the reorganized Company as a backstop fee in consideration for their agreement to provide such backstop);

•

On the effective date, the lenders under the 2007 Credit Agreement will be entitled to receive, in full and final satisfaction of their claims, (i) $125,000 in cash from the proceeds of the rights offering, (ii) 100% of the net sale proceeds from the sale of the Trump Marina (should a sale occur prior to the Effective Date), and (iii) a secured term loan on modified terms approved by the Bankruptcy Court;

•

In exchange for the waiver of certain claims held by Donald and Ivanka Trump against the Debtors, and in consideration of Donald and Ivanka Trump entering into an amended license agreement and amended services agreement with certain of the Reorganized Debtors, 5% of the new common stock in the reorganized Company and warrants to purchase up to an additional 5% of such new common stock will be issued to Mr. Trump, which warrants will be exercisable for five years commencing on the effective date of the AHC/Debtors Plan at a price per share equivalent to the $1,250,000 principal amount of the Senior Notes plus all interest accrued thereon as of the petition date divided by the total number of shares of new common stock to be outstanding on the effective date;

•	a pro rata distribution of 5% of the new common stock in the reorganized Company to holders of Senior Notes and general unsecured claims; and

•	no recovery for current stockholders or any other holder of old equity and all equity interests in TER and all limited partnership interests in TER Holdings will be canceled .

The AHC/Debtors Plan provides that administrative expense claims and priority claims will be paid in full.

Although the Bankruptcy Court entered the Confirmation Order on May 7, 2010, the AHC/Debtors Plan is not yet effective. The AHC/Debtors Plan provides that it will become effective upon the satisfaction or waiver of certain conditions precedent, including, but not limited to, (i) occurrence of all actions and execution of all documents and agreements necessary to implement the AHC/Debtors Plan, each in form and substance reasonably satisfactory to the Ad Hoc Committee, and the transactions contemplated thereby shall have been effected or executed, (ii) the Confirmation Order, in form and substance reasonably acceptable to the Ad Hoc Committee, shall have been entered, and there shall have been no modification or stay of the Confirmation Order or entry of other court order prohibiting transactions contemplated by the AHC/Debtors Plan from being consummated; (iii) Debtors’ receipt of the funding under the rights offering and/or the Backstop Agreement, (iv) receipt of all necessary regulatory approvals, including approval of the CCC, (v) distribution of the new common stock distributable pursuant to the rights offering and the Backstop Agreement, and (vi) payment of the reasonable fees and expenses of the Ad Hoc Committee, the Backstop Parties and the indenture trustee for the Senior Notes, in each case in full in cash to the extent applied for and approved by the Bankruptcy Court. The Company anticipates that the effective date of the AHC/Debtors Plan will occur during the third quarter of 2010.

We intend to maintain business operations through the reorganization process. Our liquidity and capital resources, however, are significantly affected by the Chapter 11 Case. Our bankruptcy proceedings have resulted in various restrictions on our activities, limitations on financing and a need to obtain Bankruptcy Court approval for various matters. As a result of the filing of the Chapter 11 Case, the Debtors are not permitted to make any payments on pre-petition liabilities without prior Bankruptcy Court approval. However, the Debtors have been granted relief in order to continue wage and salary payments and other benefits to employees as well as other related pre-petition obligations; to continue to honor customer programs as well as certain related pre-petition customer obligations; and to pay certain pre-petition trade claims held by critical vendors. Under the priority schedule established by the Bankruptcy Code, certain post-petition and pre-petition liabilities need to be satisfied before general unsecured creditors and equity holders are entitled to receive any distribution. At this time, it is not possible to predict with certainty the effect of the Chapter 11 Case on our business or various creditors, or when we will emerge from these proceedings. Our future results depend upon our successfully implementing, on a timely basis, the AHC/Debtors Plan. The continuation of the Chapter 11 Case could further adversely affect our operations.

Donald J. Trump’s Abandonment of Limited Partnership Interests in TER Holdings

By letter dated February 13, 2009, Mr. Trump notified TER that he had abandoned any and all of his 23.5% direct limited partnership interest in TER Holdings and relinquished any and all rights under the Fourth Amended and Restated Agreement of Limited Partnership of TER Holdings (the “Partnership Agreement”) or otherwise with respect to TER Holdings and Mr. Trump’s limited partnership interest. TER’s consolidated financial statements reflect the allocation of income (loss) to the noncontrolling interest pursuant to the terms of the Partnership Agreement for all periods presented. The Company expects that the reorganized Company will no longer present noncontrolling interests upon effectiveness of the AHC/Debtors Plan.

(2)	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. The accompanying condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report, which are available on the SEC’s website at www.sec.gov or our website at www.trumpcasinos.com.

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after March 31, 2010.

The condensed consolidated financial statements include our accounts and those of our controlled subsidiaries and partnerships. We have eliminated all intercompany transactions. We view each of our casino properties as operating segments and all such operating segments have been aggregated into one reporting segment.

Accounting Impact of Chapter 11 Case

The accompanying condensed consolidated financial statements have been prepared in accordance with Topic 852 – “Reorganizations” of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) (“ASC 852”) and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company has experienced increased competition and has incurred significant recurring losses from operations. Further, the filing of the Chapter 11 Case constituted an event of default or otherwise triggered repayment obligations under the indenture governing the Senior Notes issued by TER Holdings and TER Funding and the Company’s senior secured term loan agreement. The ability of the Company, both during and after the Chapter 11 Case, to continue as a going concern is contingent upon, among other things; (i) the ability of the Company to generate cash from operations and to maintain adequate cash on hand; (ii) the resolution of the uncertainty as to the amount of claims that will be allowed; (iii) the ability of the Company to confirm the AHC/Debtors Plan under the Bankruptcy Code and obtain any debt and equity financing which may be required to emerge from bankruptcy protection; and (iv) the Company’s ability to achieve profitability. There can be no assurance that the Company will be able to successfully achieve these objectives in order to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

Liabilities subject to compromise consisted of the following:

	March 31, 2010	December 31, 2009
Senior Notes	$1,248,969	$1,248,969
2007 Credit Agreement	482,603	483,833
Accrued interest payable related to Senior Notes and 2007 Credit Facility	149,481	149,481
Accrued professional fees	4,653	5,305
Amounts due under services agreement with Mr. Trump	2,500	2,000
Partnership distributions payable	1,200	1,020

	$1,889,406	$1,890,608

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

The Company is required to accrue interest expense during the Chapter 11 Case only to the extent that it is probable that such interest will be paid pursuant to the proceedings. Given that neither the Original Debtors’ Plan nor the AHC Plan provided for any recovery of interest expense related to the Senior Notes, the Company ceased recording contractual interest expense on the Senior Notes on October 7, 2009, the date on which the Bankruptcy Court approved both the Original Debtors’ Disclosure Statement and the AHC Disclosure Statement. The Company continues to record interest expense under the contractual terms of its 2007 Credit Agreement. Total consolidated interest expense during the three months ended March 31, 2010 would have been $41,252 had the Company recorded interest expense under the terms of its contractual agreements. For the three months ended March 31, 2009, the Company recognized interest expense in accordance with the terms of its debt and capitalized lease obligations.

Recently Issued Accounting Pronouncements

In April 2010, the FASB issued guidance on accruing for jackpot liabilities. The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base jackpots and the incremental portion of progressive jackpots. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. This guidance should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. The Company is currently determining the impact of this guidance on its consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

(3)	Debt

Our debt consists of the following:

	March 31, 2010	December 31, 2009
Senior Secured Credit Facility:
Term Loan - subject to compromise, matures December 21, 2012, interest and principal payments due quarterly at LIBOR plus 5.2%, which includes 2% default interest at March 31, 2010 (8.2% at March 31, 2010)	$482,603	$483,833

Senior Secured Notes - subject to compromise, due June 1, 2015, interest payable semi-annually at 8.5%, interest payments due June 1 and December 1	1,248,969	1,248,969

Other:
Capitalized lease obligations, payments due at various dates from 2009 through 2028, secured by slot and other equipment, interest at 8.5% to 12.0%	7,072	7,231

Total long-term debt	1,738,644	1,740,033
Less: current maturities and amounts subject to compromise	(1,732,220)	(1,733,463)

Long-term debt, net of current maturities and amounts subject to compromise	$6,424	$6,570

On May 7, 2010, the Bankruptcy Court entered an order (the “DIP Financing Order”) approving, among other things, $45,000 in debtor-in-possession financing (the “DIP Facilities”) in accordance with the terms and conditions of the $24,000 Secured Debtor-In-Possession Facility (the “Initial DIP Note Purchase Agreement”) and the $21,000 Secured Supplemental Debtor-In-Possession Facility (the “Supplemental DIP Note Purchase Agreement”, and together with the Initial DIP Note Purchase Agreement, the “DIP Note Purchase Agreements”), by and among the Debtors, Wilmington Trust FSB, as administrative agent under each of the DIP Note Purchase Agreements, and the respective lenders party to each of the DIP Note Purchase Agreements. Pursuant to the DIP Financing Order, the Debtors are immediately authorized to execute the DIP Note Purchase Agreements, each of which have been approved by the Bankruptcy Court, in accordance with and subject to the terms of the DIP Financing Order; provided, however, that the Debtors shall not execute or deliver the Supplemental DIP Note Purchase Agreement or incur any obligations thereunder until the New Jersey Casino Control Commission (“CCC”) has granted any necessary regulatory approvals or the relevant DIP Note Purchasers (as defined in the applicable DIP Note Purchase Agreements) have received evidence satisfactory to the relevant DIP Note Purchasers that such regulatory approvals are not required. The Initial DIP Note Purchase Agreement has not yet been executed. The Debtors anticipate entering into the Initial DIP Note Purchase Agreement shortly and will file such agreement with the Securities and Exchange Commission on a Current Report on Form 8-K.

The maturity date of each of the DIP Note Purchase Agreements is the earliest of (1)(x) six months from the closing date and (y) five months after entry of order confirming AHC/Debtors Plan if that certain Amended and Restated Backstop Agreement, dated December 11, 2009, among the Company and members of the Ad Hoc Committee (as thereafter amended by that certain Amendment No. 1 dated as of March 26, 2010 (the “Backstop Agreement”) is not amended to extend the termination provisions thereunder), (2) the effective date of the AHC/Debtors Plan, (3) the date of confirmation of a plan of reorganization other than the AHC/Debtors Plan and (4) the acceleration of the loans and termination of the commitments.

The DIP Note Purchase Agreements contain various representations, warranties and covenants by the Debtors that are customary for transactions of this nature, including reporting requirements. The DIP Note Purchase Agreements provide for the payment of interest at a rate per annum equal to 10% payable on the earlier of the termination date or the date on which an event of default occurs under the applicable DIP Note Purchase Agreements.

Event of Default – As discussed in Note 1, on February 17, 2009, the Debtors filed voluntary petitions in the Bankruptcy Court seeking relief under the provisions of chapter 11 of the Bankruptcy Code. The filing of the Chapter 11 Case constituted an event of default and therefore triggered repayment obligations under the $493,250 senior secured facility entered into by the Company on December 21, 2007 (the “2007 Credit Agreement”) and the Senior Notes. As a result, all indebtedness outstanding under the Senior Notes and the 2007 Credit Agreement (which has a cross-default provision with the Senior Notes) became automatically due and payable. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be approved by the Bankruptcy Court. Consequently, the Company has classified the indebtedness under the Senior Notes and the 2007 Credit Agreement within liabilities subject to compromise in its Condensed Consolidated Balance Sheets.

In addition, until such time as no event of default exists, (i) the interest rate on any overdue principal or interest relating to the Senior Notes increases by an additional 1% per annum in excess of the 8.5% interest rate (as of March 31, 2010, we are past due on our December 1, 2008, June 1, 2009 and December 31, 2009 interest payments) and (ii) the interest rate under the 2007 Credit Agreement increases by an additional 2% in excess of the otherwise applicable interest rate on amounts outstanding under the 2007 Credit Agreement.

2007 Credit Agreement – On December 21, 2007, TER and TER Holdings entered into the 2007 Credit Agreement. Under the 2007 Credit Agreement, TER Holdings borrowed $393,250 which was to be used to (i) refinance all amounts outstanding under its Credit Agreement dated May 20, 2005 (the “2005 Credit Facility”), (ii) pay fees and expenses incurred in connection with the 2007 Credit Agreement and the refinancing of the 2005 Credit Facility, (iii) fund construction of the Chairman Tower at Trump Taj Mahal, and (iv) provide financing for working capital, capital expenditures and other general corporate purposes.

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

The Senior Notes are senior obligations of the issuers and are guaranteed on a senior basis by the Guarantors and rank senior in right of payment to the issuers’ and Guarantors’ future subordinated indebtedness. The Senior Notes are secured by substantially all of our real property and incidental personal property, subject to liens securing amounts borrowed under the 2007 Credit Agreement and certain permitted prior liens. Amounts borrowed under the 2007 Credit Agreement are secured by substantially all the assets of the issuers and the Guarantors. The liens and security interests securing the Senior Notes are subject to the terms and conditions of the Amended and Restated Intercreditor Agreement dated as of December 21, 2007 by and among Beal Bank, S.S.B. and U.S. Bank National Association.

(4)	Earnings Per Share

The computations of basic and diluted net loss per share attributable to TER common stockholders are as follows:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2010	2009
Numerator for basic and diluted loss per share:
Net loss attributable to TER common shareholders	$(24,455)	$(50,155)

Denominator for basic and diluted loss per share:
Weighted average shares outstanding	31,270,345	31,717,098

Basic and diluted net loss per share	$(0.78)	$(1.58)

For the three months ended March 31, 2010 and 2009, potentially dilutive common shares excluded from the computation of diluted net loss per share due to anti-dilution are as follows:

	Three Months Ended March 31,
	2010	2009
Exchangeable limited partnership interest	9,377,484	9,377,484
Ten year warrants	1,446,706	1,446,706
Employee stock options	300,000	300,000

Total	11,124,190	11,124,190

Under the AHC/Debtors Plan, new common stock or common stock equivalents will be issued and current stockholders will not be entitled to any recovery.

(5)	Income Taxes

There was no provision for income taxes during the three months ended March 31, 2010 and 2009.

At March 31, 2010, we had unrecognized tax benefits of approximately $36,663, including interest. In accordance with ASC Topic 805 – “Business Combinations” (“ASC 805”), $19,977 of unrecognized tax benefits would affect our effective tax rate for continuing operations, if recognized, and $1,180 would be recorded as a reduction to income tax expense for discontinued operations, if recognized. It is reasonably possible that certain unrecognized tax benefits related to income tax examinations totaling $8,348 could be settled during the next twelve months.

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties as a component of income tax expense. We recognized potential interest associated with uncertain tax positions of $538 and $580 during the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010, we had $11,849 accrued for the payment of interest on uncertain tax positions. In accordance with ASC 805, to the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of interest expense.

Federal and State Income Tax Audits

Tax years 2005 through 2009 remain subject to examination by the federal tax authority. Tax years 1995 through 2009 remain subject to examination by state tax jurisdictions.

At March 31, 2010, we have accrued $954 to reflect the expected federal tax liability (including interest) for the period from January 1, 2005 through December 21, 2005, the date of the sale of our former subsidiary, Trump Indiana, Inc. to Majestic Star Casino, LLC (“Majestic Star”), resulting from agreed upon IRS audit adjustments for 1996 through 2004. Additionally, we have accrued a liability of $583 related to the impact on state income taxes (including interest) resulting from agreed upon IRS audit adjustments for 1996 through December 21, 2005. In accordance with the terms of our Stock Purchase Agreement with Majestic Star, TER Holdings has retained the liability for expected federal and state income taxes (including interest) related to Trump Indiana for the tax years 1995 through December 21, 2005.

From 2002 through 2006, state income taxes for our New Jersey operations were computed under the alternative minimum assessment method. We have asserted our position that New Jersey partnerships were exempt from these taxes and, as such, have not remitted payments of the amounts provided. The New Jersey Division of Taxation has issued an assessment to collect the unpaid taxes for the tax years 2002 and 2003. At March 31, 2010, we have accrued $31,469 for taxes and interest relating to this alternative minimum tax assessment for 2002 and 2003, as well as the open years 2004 through 2006. We are currently in discussions with the New Jersey Division of Taxation regarding settlement of these assessments.

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

Tax Distributions

TER Holdings’ partnership agreement requires distributions to its partners sufficient in amount to cover all federal, state and local income taxes incident to their ownership of TER Holdings, including special allocations of income, gains, losses, deductions and credits. TER Holdings did not make any distributions during the three months ended March 31, 2010 and 2009. As of March 31, 2010, TER Holdings has recorded distributions payable of $1,200.

(6)	Commitments and Contingencies

Casino Reinvestment Development Authority Obligations – Pursuant to the provisions of the Casino Control Act, we must either obtain investment tax credits, as defined in the Casino Control Act, in an amount equivalent to 1.25% of our gross casino revenues, as defined in the Casino Control Act, or pay an alternative tax of 2.5% of our gross casino revenues. Investment tax credits may be obtained by making qualified investments, as defined in the Casino Control Act, or by depositing funds which may be converted to bonds by the Casino Reinvestment Development Authority (“CRDA”), both of which bear interest at two-thirds of market rates resulting in a fair value lower than cost. Certain of our subsidiaries are required to make quarterly deposits with the CRDA to satisfy their investment obligations. We recognized expense of $695 and $835 during the three months ended March 31, 2010 and 2009, respectively, to give effect to the below market interest rates associated with CRDA deposits and bonds.

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

The New Jersey Legislature amended the Casino Control Act, effective April 18, 2008, to permit the Casinos to deduct the amount of certain promotional gaming credits wagered at their slot machines in calculating the tax on gross gaming revenue. The amendment became operative upon the August 14, 2008 certification by the Chair of the CCC to the State Treasurer that the Casinos and Casino Association of New Jersey (“CANJ”) had executed a new subsidy agreement with NJSEA for the benefit of the horse racing industry for $30,000 annually for a three-year period (“2008 NJSEA Subsidy Agreement”). In addition, the CCC adopted regulations effective September 22, 2008 which establish procedures by which the Casinos may implement the promotional gaming credit tax deduction.

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

(7)	Legal Proceedings

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

On August 3, 2009, the Debtors filed the Original Debtors’ Plan and the Original Debtors’ Disclosure Statement with the Bankruptcy Court. Following the termination of the Purchase Agreement, dated August 3, 2009 (as thereafter amended as of October 5, 2009), among TER, TER Holdings, BNAC, Inc. and Mr. Trump by Mr. Trump on November 16, 2009, and subsequent negotiations with their principal creditor constituencies, the Debtors decided to withdraw the Original Debtors’ Plan. Further, the Debtors decided to endorse and become co-proponents of the AHC Plan and the AHC Disclosure Statement. On December 24, 2009, the Debtors and the Ad Hoc Committee filed with the Bankruptcy Court the AHC/Debtors Plan and AHC/Debtors Disclosure Statement, reflecting the Debtors’ support of and co-proponent role with respect to such plan.

On May 7, 2010, the Bankruptcy Court entered an order confirming the AHC/Debtors Plan. The AHC/Debtors Plan will become effective upon the satisfaction or waiver of certain conditions precedent. The Company anticipates that the effective date of the AHC/Debtors Plan will occur during the third quarter of 2010.

2005 Chapter 11 Case – Effective as of March 17, 2009, the Bankruptcy Court ordered that all of the remaining open cases pertaining to the 2005 Chapter 11 case be closed, except the following which was permitted to continue in the Chapter 11 Case.

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

Trump Marina – On May 28, 2008, Trump Marina Associates, LLC (“Seller”) entered into the Marina Agreement to sell Trump Marina (the “Property”) to Coastal Marina, LLC (“Buyer”), an affiliate of Coastal

Development, LLC (“Coastal”). Upon entering into the Marina Agreement, Buyer placed into escrow a $15,000 deposit toward the purchase price (the “Original Marina Deposit”). On October 28, 2008, the parties entered into an amendment to the Marina Agreement (the “Marina Amendment”) to modify certain terms and conditions of the Marina Agreement, including, but not limited to providing that Seller could terminate the Marina Agreement if the transaction did not close by May 28, 2009 and that the Original Marina Deposit held in escrow, together with any interest earned thereon, was released to Seller immediately and an additional $2,000 deposit was placed in escrow (the “Additional Marina Deposit”) for a total deposit towards the purchase price of $17,000. Coastal failed to consummate the transaction within the time provided under the Marina Amendment. On June 1, 2009, Seller delivered notice to Coastal that the Marina Agreement, as amended by the Marina Amendment, was terminated. Seller also delivered notice to the escrow agent requesting release of the Additional Marina Deposit to Seller. On July 28, 2009, Buyer and Coastal filed an Adversary Complaint with the Bankruptcy Court, claiming they were fraudulently induced to enter the Marina Agreement, that the agreement was breached, and that these and other related claims gave rise to a right to the return of the Initial Marina Deposit, the Additional Marina Deposit, damages and other relief. On October 21, 2009, Buyer and Coastal filed an Amended Complaint adding Mr. Trump and other parties as defendants, and adding additional allegations to the existing claims. We believe these claims are without merit.

(8)	Fair Value of Financial Instruments

The carrying amounts of financial instruments included in current assets and current liabilities approximate their fair values due to their short-term nature. The carrying amounts of Casino Reinvestment Development Authority bonds and deposits approximate their fair values as a result of allowances established to give effect to below-market interest rates.

The estimated fair values of other financial instruments at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2007 Credit Agreement	$482,603	$446,408	$483,833	$447,546
Senior Notes	1,248,969	37,469	1,248,969	12,490
Other long-term debt	7,072	7,072	7,231	7,231

The fair value of the 2007 Credit Agreement as of March 31, 2010 reflects purported transactions by which affiliates of investor Carl Icahn, including Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, and Icahn Partners Master Fund III LP (collectively, “Icahn”) and Beal Bank entered into certain purchase agreements pursuant to which Icahn purchased the First Lien Lender Claims from Beal Bank for 92.5% of par. The fair value of the Senior Notes is based on quoted market prices of the Senior Notes. The carrying amounts of our other long-term debt obligations approximate fair value.

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

For a more complete description of the risks that may affect our business, see our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We intend to maintain business operations through the reorganization process. On February 20, 2009, the Company obtained Bankruptcy Court approval to pay its vendors in the ordinary course of business. Our liquidity and capital resources, however, are significantly affected by the Chapter 11 Case. Our bankruptcy proceedings have resulted in various restrictions on our activities, limitations on financing and a need to obtain Bankruptcy Court approval for various matters. As a result of the filing of the Chapter 11 Case, the Debtors are not permitted to make any payments on pre-petition liabilities without prior Bankruptcy Court approval. However, the Debtors have been granted relief in order to continue wage and salary payments and other benefits to employees as well as other related pre-petition obligations; to continue to honor customer programs as well as certain related pre-petition customer obligations; and to pay certain pre-petition trade claims held by critical vendors. Under the priority schedule established by the Bankruptcy Code, certain post-petition and pre-petition liabilities need to be satisfied before general unsecured creditors and equity holders are entitled to receive any distribution. At this time, it is not possible to predict with certainty the effect of the Chapter 11 Case on our business or various creditors, or when we will emerge from these proceedings. Our future results depend upon our successfully implementing, on a timely basis, the Modified Sixth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code Proposed by the Ad Hoc Committee of Holders of 8.5% Senior Secured Notes Due 2015 and the Debtors (the “AHC/Debtors Plan”). The continuation of the Chapter 11 Case could further adversely affect our operations.

The filing of the Chapter 11 Case constituted an event of default and therefore triggered repayment obligations under the $493.3 million senior secured facility entered into by the Company on December 21, 2007 (the “2007 Credit Agreement”) and the $1,250.0 million of Senior Secured Notes issued by TER Holdings and its wholly owned finance subsidiary, Trump Entertainment Resorts Funding, Inc. (“TER Funding”) on May 20, 2005 (the “Senior Notes”). As a result, all indebtedness outstanding under the Senior Notes and the 2007 Credit Agreement became automatically due and payable. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be approved by the Bankruptcy Court. Consequently, the Company has classified the indebtedness under the Senior Notes and the 2007 Credit Agreement within liabilities subject to compromise in its Condensed Consolidated Balance Sheets.

On February 23, 2009, the Bankruptcy Court entered an order approving on an interim basis the terms pursuant to which the Debtors are permitted to use the cash collateral under the 2007 Credit Agreement. Such use was permitted in exchange for certain protections afforded to the lenders under the 2007 Credit Agreement.

As described in Note 1 to our Consolidated Financial Statements, on December 24, 2009 as amended on January 5, 2010, the Debtors and the Ad Hoc Committee filed with the Bankruptcy Court the AHC/Debtors Plan and the disclosure statement relating thereto (the “AHC/Debtors Disclosure Statement”).

On May 7, 2010, the Bankruptcy Court entered an order confirming the AHC/Debtors Plan. The AHC/Debtors Plan will become effective upon the satisfaction or waiver of certain conditions precedent. The Company anticipates that the effective date of the AHC/Debtors Plan will occur during the third quarter of 2010.

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

On May 7, 2010, the Bankruptcy Court entered an order (the “DIP Financing Order”) approving, among other things, $45.0 million in debtor-in-possession financing (the “DIP Facilities”) in accordance with the terms and conditions of the $24.0 million Secured Debtor-In-Possession Facility (the “Initial DIP Note Purchase Agreement”) and the $21.0 million Secured Supplemental Debtor-In-Possession Facility (the “Supplemental DIP Note Purchase Agreement”, and together with the Initial DIP Note Purchase Agreement, the “DIP Note Purchase Agreements”), by and among the Debtors, Wilmington Trust FSB, as administrative agent under each of the DIP Note Purchase Agreements, and the respective lenders party to each of the DIP Note Purchase Agreements. Pursuant to the DIP Financing Order, we are immediately authorized to execute the DIP Note Purchase Agreements, each of which have been approved by the Bankruptcy Court, in accordance with and subject to the terms of the DIP Financing Order; provided, however, that we shall not execute or deliver the Supplemental DIP Note Purchase Agreement or incur any obligations thereunder until the New Jersey Casino Control Commission (“CCC”) has granted any necessary regulatory approvals or the relevant DIP Note Purchasers (as defined in the applicable DIP Note Purchase Agreements) have received evidence satisfactory to the relevant DIP Note Purchasers that such regulatory approvals are not required. The Initial DIP Note Purchase Agreement has not yet been executed. We anticipate entering into the Initial DIP Note Purchase Agreement shortly and will file such agreement with the Securities and Exchange Commission on a Current Report on Form 8-K.

If the AHC/Debtors Plan becomes effective, we will receive $100 million in available funds upon emergence to fund our operations and capital expenditures, as well as to repay any borrowings under the DIP Note Purchase Agreement. See Note 1 to our condensed consolidated financial statements for additional information regarding the status of the DIP Note Purchase Agreement.

We are operating in an extremely challenging business environment. Cash flows used in operating activities were $0.4 million during the three months ended March 31, 2010 compared to cash flows provided by operating activities of $2.4 million during the three months ended March 31, 2009. The decrease in our cash flow from operations is principally due to the decrease in gaming revenues partially offset by changes in working capital requirements.

Cash flows used in investing activities were $3.7 million during the three months ended March 31, 2010 compared to $16.9 million during the three months ended March 31, 2009. Investing activities during 2010 include $2.2 million related to Casino Reinvestment Development Authority (“CRDA”) investment obligations and capital expenditures of $1.5 million. Investing activities during 2009 include capital expenditures of $14.4 million, of which approximately $11.6 million related to the construction of the Chairman Tower and $2.7 million related to CRDA investment obligations.

Our financing activities during the three months ended March 31, 2010 include repayments of $1.2 million of our outstanding term loan and $0.2 million of capital lease obligations. During the three months ended March 31, 2009, our cash flows used in financing activities include a $1.2 million repayment of our outstanding term.

At March 31, 2010, we had $60.6 million in cash and cash equivalents and $482.6 million was outstanding under our 2007 Credit Agreement. We also had $1,249.0 million of Senior Notes outstanding. The filing of the Chapter 11 Case constituted an event of default or otherwise triggered repayment obligations under the Senior Notes and the 2007 Credit Agreement. As a result, all indebtedness outstanding under the Senior Notes and the 2007 Credit Agreement became automatically due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Debtors and the application of applicable bankruptcy law.

Our ability to meet our operating and debt service obligations depends on a number of factors, including our existing cash on hand, cash flows generated by our operating subsidiaries and availability under the DIP Note Purchase Agreement. There can be no assurance that other sources of funds will be available to us, or if available, at terms favorable to us.

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

Analysis of Results of Operations

Our primary business activities are conducted by Trump Taj Mahal, Trump Plaza and Trump Marina. Our 2010 operating results continue to be affected by various factors including the effects of competition in adjoining states and a weakened economy.

In January 2010, table game legislation was signed into Pennsylvania law which allows for the installation of table games at Pennsylvania’s authorized casinos. Pennsylvania gaming regulators expect that table games will become operational by mid-2010. Competition from the Pennsylvania area casinos that are currently operational has adversely impacted Atlantic City casinos, including our casinos. The recently enacted table game legislation and the potential opening of additional Pennsylvania casinos could further adversely impact Atlantic City casinos, including our casinos.

The following analyses of our results of operations should be read in conjunction with and give consideration to the following:

Gross Gaming Revenues. For the three months ended March 31, 2010, gross gaming revenues in the Atlantic City market (as reported to the CCC) decreased 9.9% due to a 10.1% decrease in slot revenues and a 9.3% decrease in table game revenues compared to the three months ended March 31, 2009. Gross gaming revenues in the Atlantic City market were negatively impacted by severe winter weather during the three months ended March 31, 2010. For the three months ended March 31, 2010, we experienced a 17.8% decrease in overall gross gaming revenues comprised of a 15.6% decrease in slot revenues and a 21.7% decrease in table game revenues compared to the prior-year period.

Health Care Benefit Refund. During March 2010, a $1.4 million refund received from a health care provider due to overbillings was recorded as a reduction in payroll and related costs during the three months ended March 31, 2010 ($0.7 million at Trump Taj Mahal; $0.3 million at Trump Plaza; $0.3 million at Trump Marina and $0.1 million at corporate and other).

Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with Topic 852 – “Reorganizations” of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) (“ASC 852”) and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The ability of the Company, both during and after the Chapter 11 Case, to continue as a going concern is contingent upon, among other things; (i) the ability of the Company to generate cash from operations and to maintain adequate cash on hand; (ii) the resolution of the uncertainty as to the amount of claims that will be allowed; (iii) the ability of the Company to obtain any debt and equity financing which may be required to emerge from bankruptcy protection; and (iv) the Company’s ability to achieve profitability. There can be no assurance that the Company will be able to successfully achieve these objectives in order to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

The following table includes selected data of our casino properties and should be read with the following discussion of our results of operations.

	Three Months Ended March 31,
	2010	2009
Gaming revenues
Trump Taj Mahal	$94.0	$117.2
Trump Plaza	42.6	49.2
Trump Marina	34.2	41.3

Total	$170.8	$207.7

Net revenues
Trump Taj Mahal	$94.1	$108.3
Trump Plaza	41.9	46.6
Trump Marina	32.4	37.4

Total	$168.4	$192.3

Income (loss) from operations
Trump Taj Mahal	$(1.5)	$1.7
Trump Plaza	(3.0)	(8.7)
Trump Marina	(4.6)	(2.8)
Corporate and other	(12.2)	(17.0)

Total	$(21.3)	$(26.8)

Depreciation and amortization
Trump Taj Mahal	$9.8	$10.4
Trump Plaza	1.0	3.8
Trump Marina	0.7	0.2
Corporate and other	—	0.1

Total	$11.5	$14.5

Reorganization expense
Trump Taj Mahal	$—	$4.6
Trump Plaza	—	2.3
Corporate and other	7.8	11.9

Total	$7.8	$18.8

Comparison of Three-Month Periods Ended March 31, 2010 and 2009.

Trump Taj Mahal – Net revenues decreased $14.2 million principally due to a $23.2 million decrease in gaming revenues partially offset by an $8.1 million decrease in gaming promotional offers and a $0.6 million increase in cash rooms revenue. Gaming revenues decreased due to a $13.7 million decrease in table games revenue and a $9.5 million decrease in slot revenue. The decrease in table games revenue was due to a 34% decrease in table game play partially offset by an increase in table hold percentage. Slot revenue decreased principally due to a 14% decrease in slot handle.

Before non-cash reorganization expense recognized during the three months ended March 31, 2009, income from operations decreased $7.8 million due the decrease in net revenues partially offset by a $6.4 million decrease in operating costs and expenses. Total operating costs and expenses decreased principally due to: a $1.9 million decrease in gaming taxes due to the lower gaming revenues; a $1.8 million decrease in payroll and related costs; a $1.4 million decrease in promotional expenses; a $0.7 million decrease in insurance costs; and a $0.6 million decrease in depreciation expense.

Trump Plaza – Net revenues decreased $4.7 million principally due to a $6.6 million decrease in gaming revenues partially offset by a $1.7 million decrease in gaming promotional offers. Gaming revenues decreased due to a

$5.7 million decrease in slot revenue and a $0.9 million decrease in table games revenue. Slot revenue decreased principally due to a 16% decrease in slot handle. The decrease in table games revenue was due to a 28% decrease in table game play partially offset by a significant increase in table hold percentage.

Before non-cash reorganization expense recognized during the three months ended March 31, 2009, loss from operations was $3.0 million during the three months ended March 31, 2010 compared to $6.4 million during the three months ended March 31, 2009 as the decrease in net revenues was more than offset by an $8.1 million decrease in operating expenses. The decrease in operating expenses was primarily attributable to: a $2.8 million decrease in depreciation and amortization expense, principally due to a reduction in the depreciable basis of long-lived assets as a result of impairment charges recorded during the second quarter of 2009; a $1.8 million decrease in promotional expenses; a $1.6 million decrease in payroll and related costs; a $0.6 million decrease in gaming taxes and regulatory fees, principally due to lower gaming revenues; and a $0.5 million decrease in general and administrative expenses.

Trump Marina – Net revenues decreased $5.0 million due to a $7.1 million decrease in gaming revenues partially offset by a $2.2 million decrease in gaming promotional offers. Gaming revenues decreased due to a $5.4 million decrease in slot revenue and a $1.7 million decrease in table games revenue. The decrease in slot revenue was principally due to a 19% decrease in slot handle.

Loss from operations was $4.6 million during the three months ended March 31, 2010 compared to $2.8 million during the three months ended March 31, 2009 due to the decrease in net revenues partially offset by a $3.2 million decrease in operating expenses. The decrease in operating expenses was principally due to: a $1.6 million decrease in payroll and related costs; a $0.6 million decrease in promotional gift expenses; a $0.6 million decrease in gaming taxes; and a $0.3 million decrease in marketing and entertainment costs.

Corporate and Other – Corporate and other expenses excluding reorganization expenses in 2010 and 2009, decreased $0.7 million principally due to decreases in stock-based compensation expense and general and administrative expenses.

Interest Income – Interest income was $0.3 million during the three months ended March 31, 2010 compared to $0.5 million during the three months ended March 31, 2009 due to lower average invested cash and cash equivalents and interest rates.

Interest Expense – Interest expense was $10.9 million during the three months ended March 31, 2010 compared to $39.3 million during the three months ended March 31, 2009. Given the unlikelihood of any recovery of interest expense related to the Senior Notes in connection with our reorganization, we ceased recording contractual interest expense on the Senior Notes on October 7, 2009, the date on which the Bankruptcy Court approved both the Original Debtors’ Disclosure Statement and the AHC Disclosure Statement.

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

Intangible Assets – We had approximately $34.9 million of intangible assets recorded on our balance sheet at March 31, 2010. We regularly evaluate our businesses for potential impairment indicators. Additionally, we perform impairment testing related to our indefinite-lived intangible assets at least annually. Our judgments regarding the existence of impairment indicators are based on, among other things, pending sales of assets, the regulatory and competitive status, operational performance of each of our businesses, and financial market valuations of conditions surrounding our business entities and the gaming industry. Future events, such as the failure to meet or exceed our operating plans, increased competition, the enactment of increased gaming or tax rates, or changes in market valuations could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Property and Equipment – Our operations are capital intensive and we make capital investments at each of our properties in the form of maintenance capital and, from time to time, expansion and product enhancement capital. At March 31, 2010, we had approximately $1,124.0 million of net property and equipment recorded on our balance sheet. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimates of the useful lives are based on the nature of the assets as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record additional impairment charges for these assets.

TrumpONE Liability – Our unified player’s program, TrumpONE, allows customers to accumulate certain point-based rewards based on the volume of their gaming activity. TrumpONE customers may earn comp dollars redeemable for complimentary food, beverage and retail items and “cash-back points” which are redeemable in cash. Comp dollars and cash-back points accumulate over time and may be redeemed at the customer’s discretion under the terms of the program. Comp dollars and cash-back points are forfeited if a customer does not redeem earned rewards over a specified period of time. As a result of the ability of the customer to accumulate comp dollars and cash-back points, we accrue the associated expense, after giving effect to estimated forfeitures, as they are earned. At March 31, 2010, $2.4 million was accrued related to comp dollars and $1.1 million was accrued related to cash-back points earned under this program. Our accruals could be significantly affected if estimated forfeitures vary from historical levels or changes occur in the cost of providing complimentary food, beverage and retail items under the TrumpONE program. Management reviews our accruals for adequacy at the end of each reporting period.

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

(Dollars in millions)	Remainder of 2010	2011	2012	2013	2014	Thereafter	Total
Fixed rate debt maturities	$1,249.0	$—	$—	$—	$—	$—	$1,249.0
Average interest rate	8.5%
Variable rate debt maturities	$482.6	$—	$—	$—	$—	$—	$482.6
Average interest rate	8.2%

As previously discussed, on February 17, 2009, the Company and certain of its subsidiaries filed the Chapter 11 Case. The filing of the Chapter 11 Case constituted an event of default and therefore triggered repayment obligations under the Senior Notes and 2007 Credit Agreement. As a result, all indebtedness outstanding under the Senior Notes and the 2007 Credit Agreement (which has a cross-default provision with the Senior Notes) became automatically due and payable. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be approved by the Bankruptcy Court. Consequently, the Company has classified the indebtedness under the Senior Notes and the 2007 Credit Agreement within liabilities subject to compromise in its Consolidated Balance Sheets.

In addition, until such time as no event of default exists, (i) the interest rate on any overdue principal or interest relating to the Senior Notes increases by an additional 1% per annum in excess of the 8.5% interest rate (as of March 31, 2010, we are past due on our December 1, 2008, June 1, 2009 and December 31, 2009 interest payments) and (ii) the interest rate under the 2007 Credit Agreement increases by an additional 2% in excess of the otherwise applicable interest rate on amounts outstanding under the 2007 Credit Agreement.

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

Changes in Internal Controls Over Financial Reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this Form 10–Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A reference is made to the information contained in Note 7 of our unaudited condensed consolidated financial statements included herein, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10–K for the year ended December 31, 2009 (the “2009 Annual Report”). The risks described in our 2009 Annual Report, as updated by our quarterly reports on Form 10-Q, are not the only risks we face.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.1	Order of the Bankruptcy Court, dated May 7, 2010, confirming the Supplemental Modified Sixth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code Proposed by the Ad Hoc Committee of Holders of 8.5% Senior Secured Notes Due 2015 and the Debtors, dated March 9, 2010 (as amended, modified or supplemented), together with such Joint Plan of Reorganization, as so confirmed.

31.1	Certification by the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.3	Certification by the Chief Executive Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.4	Certification by the Chief Financial Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.5	Certification by the Chief Executive Officer of Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.6	Certification by the Chief Financial Officer of Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Executive Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of the Chief Financial Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.5	Certification of the Chief Executive Officer of Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.6	Certification of the Chief Financial Officer of Trump Entertainment Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUMP ENTERTAINMENT RESORTS, INC. (Registrant)

Date: May 12, 2010	By:	/s/ JOHN P. BURKE
John P. Burke Executive Vice President, Chief Financial Officer and Corporate Treasurer of Trump Entertainment Resorts, Inc.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P. (Registrant)

	By:	TRUMP ENTERTAINMENT RESORTS, INC., its general partner

Date: May 12, 2010	By:	/s/ JOHN P. BURKE
John P. Burke Executive Vice President, Chief Financial Officer and Corporate Treasurer of Trump Entertainment Resorts Holdings, L.P.

TRUMP ENTERTAINMENT RESORTS FUNDING, INC. (Registrant)

Date: May 12, 2010	By:	/s/ JOHN P. BURKE
John P. Burke Executive Vice President, Chief Financial Officer and Corporate Treasurer of Trump Entertainment Resorts Funding, Inc.

EXHIBIT INDEX

Exhibit No.	Exhibit
2.1	Order of the Bankruptcy Court, dated May 7, 2010, confirming the Supplemental Modified Sixth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code Proposed by the Ad Hoc Committee of Holders of 8.5% Senior Secured Notes Due 2015 and the Debtors, dated March 9, 2010 (as amended, modified or supplemented), together with such Joint Plan of Reorganization, as so confirmed.

31.1	Certification by the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.3	Certification by the Chief Executive Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.4	Certification by the Chief Financial Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.5	Certification by the Chief Executive Officer of Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.6	Certification by the Chief Financial Officer of Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Executive Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of the Chief Financial Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.5	Certification of the Chief Executive Officer of Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.6	Certification of the Chief Financial Officer of Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002