Form 10-Q
period 2010-06-30
TRUMP ENTERTAINMENT RESORTS, INC.
filed 2010-08-13
CIK 943320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of August 13, 2010, there were 10,714,286 shares of new common stock of Trump Entertainment Resorts, Inc. outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TRUMP ENTERTAINMENT RESORTS, INC.

DEBTOR IN POSSESSION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except share and per share data)

	June 30, 2010	December 31, 2009
Current assets:
Cash and cash equivalents	$54,753	$66,084
Accounts receivable, net	29,099	31,890
Accounts receivable, other	4,397	5,136
Property taxes receivable	3,885	3,981
Inventories	4,927	5,033
Deferred income taxes	2,293	2,293
Prepaid expenses and other current assets	18,432	17,431

Total current assets	117,786	131,848

Net property and equipment	1,115,884	1,134,027

Other assets:
Trademarks	32,712	32,712
Intangible assets, net	1,897	2,401
Property taxes receivable	9,016	12,585
Other assets, net	84,994	83,196

Total other assets	128,619	130,894

Total assets	$1,362,289	$1,396,769

Current liabilities:
Current maturities of long-term debt	$10,669	$661
Accounts payable	33,309	28,887
Accrued payroll and related expenses	26,442	22,358
Income taxes payable	8,348	8,348
Accrued interest payable	12,474	11,310
Self-insurance reserves	17,430	17,290
Other current liabilities	32,039	30,903

Total current liabilities	140,711	119,757

Liabilities subject to compromise	1,888,928	1,890,608

Long-term debt, net of current maturities	6,272	6,570
Deferred income taxes	47,523	47,523
Other long-term liabilities	23,583	23,989

(Deficit) equity:
Preferred stock, $1 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value; 75,000,000 shares authorized, 31,270,345 shares issued and outstanding	31	31
Class B Common stock, $0.001 par value; 1,000 shares authorized, 900 shares issued and outstanding	—	—
Additional paid-in capital	467,870	467,787
Accumulated deficit	(1,040,195)	(999,857)
Noncontrolling interest in subsidiaries	(172,434)	(159,639)

Total deficit	(744,728)	(691,678)

Total liabilities and deficit	$1,362,289	$1,396,769

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.

DEBTOR IN POSSESSION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Gaming	$182,285	$196,450	$353,071	$404,127
Rooms	24,275	23,512	44,006	43,088
Food and beverage	24,856	25,364	44,935	47,687
Other	9,517	10,612	17,282	18,571

	240,933	255,938	459,294	513,473
Less promotional allowances	(59,677)	(60,795)	(109,601)	(126,071)

Net revenues	181,256	195,143	349,693	387,402

Costs and expenses:
Gaming	93,522	103,720	184,615	207,954
Rooms	5,721	5,090	10,113	8,882
Food and beverage	13,577	13,491	24,188	24,053
General and administrative	60,465	57,961	120,461	120,002
Corporate and other	3,730	4,703	7,526	9,260
Corporate - related party	522	525	1,041	1,160
Depreciation and amortization	11,123	14,207	22,659	28,679
Reorganization expense and related costs	2,598	4,820	10,429	23,632
Intangible and other asset impairment charges	—	556,733	—	556,733

	191,258	761,250	381,032	980,355

Loss from operations	(10,002)	(566,107)	(31,339)	(592,953)

Non-operating income (expense):
Interest income	256	376	554	918
Interest expense	(11,016)	(38,864)	(21,945)	(78,123)
Income related to termination of Marina Agreement	—	15,196	—	15,196

	(10,760)	(23,292)	(21,391)	(62,009)

Loss before income taxes	(20,762)	(589,399)	(52,730)	(654,962)
Income tax provision	—	8,324	—	8,324

Net loss	(20,762)	(581,075)	(52,730)	(646,638)
Less: Net loss attributable to the noncontrolling interest	4,879	137,983	12,392	153,391

Net loss attributable to Trump Entertainment Resorts, Inc.	$(15,883)	$(443,092)	$(40,338)	$(493,247)

Earnings per share:
Net loss per share attributable to Trump Entertainment Resorts, Inc. common shareholders - basic and diluted	$(0.51)	$(13.97)	$(1.29)	$(15.55)
Weighted average shares outstanding - basic and diluted	31,270,345	31,715,876	31,270,345	31,716,484

TRUMP ENTERTAINMENT RESORTS, INC.

DEBTOR IN POSSESSION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands, except share data)

	Trump Entertainment Resorts, Inc. Shareholders
	Shares	Common Stock	Shares	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Deficit
Balance, December 31, 2009	31,270,345	$31	900	$—	$467,787	$(999,857)	$(159,639)	$(691,678)

Stock-based compensation expense	—	—	—	—	83	—	27	110

Partnership distributions	—	—	—	—	—	—	(430)	(430)

Net loss	—	—	—	—	—	(40,338)	(12,392)	(52,730)

Balance, June 30, 2010	31,270,345	$31	900	$—	$467,870	$(1,040,195)	$(172,434)	$(744,728)

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.

DEBTOR IN POSSESSION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52,730)	$(646,638)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities:
Deferred income taxes	—	(8,324)
Depreciation and amortization	22,659	28,679
Accretion of interest income related to property tax settlement	(335)	(415)
Provisions for losses on receivables	4,979	8,650
Stock-based compensation expense	110	756
Valuation allowance - CRDA investments	1,429	(844)
Intangible and other asset impairment charges	—	556,733
Income related to termination of Marina Agreement	—	(15,196)
Non-cash reorganization expense	—	14,432
Amortization of deferred financing costs	—	470
Changes in operating assets and liabilities:
Increase in receivables	(1,449)	(8,540)
Decrease in inventories	106	472
Decrease in property taxes receivable	4,000	4,000
Increase in prepaid expenses and other current assets	(1,001)	(7,127)
Decrease in other assets	1,137	2,572
Increase in accounts payable, accrued expenses and other current liabilities	9,008	15,035
Increase in accrued interest payable	1,164	56,770
Decrease in other long-term liabilities	(406)	(348)

Net cash flows (used in) provided by operating activities	(11,329)	1,137

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(2,866)	(22,051)
Purchases of CRDA investments, net	(4,388)	(5,315)
Proceeds from CRDA investments	—	7,809
Decrease in restricted cash	—	200

Net cash flows used in investing activities	(7,254)	(19,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under DIP Note Purchase Agreement	10,000	—
Repayments of term loan	(2,458)	(2,464)
Repayments of other long-term debt	(290)	(105)

Net cash flows provided by (used in) financing activities	7,252	(2,569)

Net decrease in cash and cash equivalents	(11,331)	(20,789)
Cash and cash equivalents at beginning of period	66,084	86,183

Cash and cash equivalents at end of period	$54,753	$65,394

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$20,781	$20,882
Cash paid for income taxes	—	—
Increase (decrease) in accounts payable for accrued purchases of property and equipment	1,122	(14,475)

See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands, except share and per share data)

(1)	General

Organization

The accompanying consolidated financial statements include those of Trump Entertainment Resorts, Inc. (“TER”), a Delaware corporation, and its majority-owned subsidiaries. Except where otherwise noted, the words “we,” “us,” “our” and similar terms, as well as “Company,” refer to TER and all of its subsidiaries. Through our subsidiary, Trump Entertainment Resorts Holdings, L.P. (“TER Holdings”) and its wholly-owned subsidiaries, we own and operate the Trump Taj Mahal Casino Resort (“Trump Taj Mahal”), Trump Plaza Hotel and Casino (“Trump Plaza”) and Trump Marina Hotel Casino (“Trump Marina”) in Atlantic City, New Jersey.

Chapter 11 Case

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

On August 3, 2009, the Debtors filed their initial joint chapter 11 plan of reorganization with the Bankruptcy Court (as thereafter amended, the “Original Debtors’ Plan”) and the Disclosure Statement relating thereto (the “Original Debtors’ Disclosure Statement”). Following the termination of the Purchase Agreement, dated August 3, 2009 (as thereafter amended as of October 5, 2009), among TER, TER Holdings, BNAC, Inc. and Donald J. Trump (“Mr. Trump”) by Mr. Trump on November 16, 2009, and subsequent negotiations with their principal creditor constituencies, the Debtors decided to withdraw the Original Debtors’ Plan. Further, the Debtors decided to endorse and become co-proponents of the plan of reorganization proposed by the ad hoc committee (the “Ad Hoc Committee”) of the holders of the Debtors’ 8.5% Senior Secured Notes due 2015 (the “Senior Notes”) filed on August 11, 2009, and thereafter amended (the “AHC Plan”) and the Disclosure Statement relating thereto (the “AHC Disclosure Statement”) and entered into an Amended and Restated Noteholder Backstop Agreement dated as of December 11, 2009 with the members of the Ad Hoc Committee. On December 24, 2009, the Debtors and the Ad Hoc Committee filed with the Bankruptcy Court a revised AHC Plan and revised AHC Disclosure Statement (as thereafter amended on January 5, 2010, the “AHC/Debtors Plan” and “AHC/Debtors Disclosure Statement”, respectively), reflecting the Debtors’ support of and co-proponent role with respect to such plan. A copy of the AHC/Debtors Disclosure Statement, as approved by the Bankruptcy Court, was attached as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 28, 2009.

On May 7, 2010, the Company obtained Bankruptcy Court approval to enter into a $24,000 secured debtor-in-possession facility (the “DIP Note Purchase Agreement”), by and among the Debtors, Wilmington Trust FSB, as administrative agent and collateral agent (the “DIP Agent”), and the note purchasers party to the DIP Note Purchase Agreement. The Company subsequently entered into the DIP Note Purchase Agreement on May 25, 2010, and advances in the amount of $10,000 were made by the lenders thereunder on June 10, 2010.

The DIP Note Purchase Agreement provided for a maturity date of the indebtedness thereunder that would be the earliest of (1)(x) six months from the closing date of such agreement and (y) five months after May 7, 2010, if that certain Amended and Restated Backstop Agreement, dated December 11, 2009 (as thereafter amended), among the Company and members of the Ad Hoc Committee was not amended to extend the termination provisions thereunder, (2) the effective date of the AHC/Debtors Plan, (3) the date of confirmation of a plan of reorganization for the Company other than the AHC/Debtors Plan and (4) the acceleration of the indebtedness under the DIP Note Purchase Agreement as a result of the occurrence of an event of default (as defined therein).

The DIP Note Purchase Agreement contained various representations, warranties and covenants by the Debtors, including reporting requirements. The DIP Note Purchase Agreement provided for the payment of interest at a rate per annum equal to 10% payable on the earlier of the maturity date or the date on which an event of default occurred under the DIP Note Purchase Agreement.

On May 7, 2010, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Supplemental Modified Sixth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code

Proposed by the Debtors and the Ad Hoc Committee of Holders of 8.5% Senior Secured Notes Due 2015, as filed with the Bankruptcy Court, in final form, on May 7, 2010 (the “Plan of Reorganization”). A copy of the Confirmation Order, with a copy of the Plan of Reorganization as confirmed attached thereto, was attached as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2010.

On July 16, 2010 (the “Consummation Date”), the Plan of Reorganization became effective and the transactions contemplated by the Plan of Reorganization were consummated.

The holders of claims under the Company’s prepetition first lien credit facility and the agent under the pre-petition first lien credit facility have appealed the Confirmation Order. That appeal was filed on May 17, 2010 and is currently pending before the United States District Court for the District of New Jersey (the “District Court”). The Company has filed a motion to dismiss the appeal in the District Court on the grounds of equitable mootness as a result of the Plan of Reorganization becoming effective.

The following is a summary of the transactions that occurred pursuant to the Plan of Reorganization. This summary only highlights certain of the substantive provisions of the Plan of Reorganization and is not intended to be a complete description of, or a substitute for a full and complete reading of, the Plan of Reorganization. This summary is qualified in its entirety by reference to the full text of the Plan of Reorganization.

Pursuant to the Plan of Reorganization, on the Consummation Date, the following occurred:

•

TER Holdings, TER and certain subsidiaries of TER (the “Subsidiary Guarantors”), each as reorganized pursuant to the Plan of Reorganization, entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with Beal Bank, SSB, as collateral agent and administrative agent, and Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP, as initial lenders. The indebtedness under the Amended and Restated Credit Agreement represents term loans (collectively, the “Term Loans”), in the total principal amount, as of the Consummation Date, of approximately $356,375, of which, as of the Consummation Date, $334,000 comprised the Interest Bearing Component (as defined in the Amended and Restated Credit Agreement) and approximately $22,375 comprised the Non-Interest Component (as defined in the Amended and Restated Credit Agreement). A copy of the Amended and Restated Credit Agreement was attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2010;

•

the Company entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to file with the Securities and Exchange Commission (the “SEC”) no later than 30 days after the Consummation Date, and to use its commercially reasonable efforts to cause to be declared effective by 60 days after the Consummation Date, a registration statement to register for resale the new common stock of the Company issued pursuant to the Plan of Reorganization and held by the Backstop Parties (as defined below) and other eligible holders of new common stock who elect to become parties thereto. In addition, pursuant to the Registration Rights Agreement, the Backstop Parties have piggyback registration rights and have agreed to certain limitations on their registration rights, including cutbacks and a holder standstill period. A copy of the Registration Rights Agreement was attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 20, 2010;

•

the Company and TER Holdings entered into an amended and restated services agreement (the “Services Agreement”) with Mr. Trump and Ivanka Trump (“Ms. Trump” and, together with Mr. Trump, the “Trump Parties”), which amends, restates and supersedes the previous services agreement entered into among the Company, TER Holdings and Mr. Trump in 2005. A copy of the Services Agreement was attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 20, 2010;

•

TER Holdings, the Company, and certain of its subsidiaries (collectively, the “Licensee Entities”) entered into a Second Amended and Restated Trademark License Agreement with the Trump Parties (the “Trademark License Agreement”), which amends, restates and supersedes the previous trademark license agreement among the Company, TER Holdings and Mr. Trump and provides that the Trump Parties grant the Licensee Entities a royalty-free license to use certain trademarks, service marks, names, domain names and related intellectual property associated with the name “Trump” and the Trump Parties (the “Trump Parties Intellectual Property”) in connection with TER Holdings’ casino and gaming activities relating to the Company’s three existing casino properties in Atlantic City, New Jersey (Trump Taj Mahal Casino Resort, Trump Plaza Hotel & Casino and Trump Marina Hotel & Casino), subject to certain terms and conditions. The Trademark License Agreement shall be in effect from the Consummation Date until terminated pursuant to the terms of the Trademark License Agreement, including upon 30 days notice by TER Holdings, failure to use the Licensed Marks (as defined in the Trademark License Agreement) for 90 days, a sale of all of the casino properties, the use by the Licensee Entities of any of the Trump Parties Intellectual Property in a manner inconsistent with the Trademark License Agreement or certain other defaults by the Licensee Entities of the terms and provisions therein. A copy of the Trademark License Agreement was attached as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 20, 2010;

•

aggregate capital contributions of $225,000 in new equity (in exchange for 7,500,000 shares of the Company’s new common stock, or 70% of the Company’s new common stock) were made pursuant to a rights offering to eligible holders of the Senior Notes and general unsecured claims (the “Rights Offering”), which was backstopped by members of the Ad Hoc Committee and/or their affiliates (the “Backstop Parties”) (who received 2,142,857 shares of the Company’s new common stock, or 20% of the Company’s new common stock, as a backstop fee in consideration for their agreement to provide such backstop commitment);

•

the holders of claims under the $493,250 pre-petition first lien credit facility entered into by the Company on December 21, 2007 received, in full and final satisfaction of their claims, (i) $125,000 in cash from the proceeds of the Rights Offering and (ii) the new Term Loans in the total principal amount of approximately $356,375 on terms approved by the Bankruptcy Court as set forth in the Amended and Restated Credit Agreement;

•

the DIP Note Purchase Agreement was canceled. All outstanding obligations under the DIP Note Purchase Agreement, consisting of $10,000 of principal and $100 of accrued interest, together with fees and expenses, were repaid with proceeds from the Rights Offering;

•

pursuant to the terms of a plan support agreement (the “DJT Settlement Agreement”) dated as of November 16, 2009, entered into among the Trump Parties, The Trump Organization, ACE Entertainment Holdings, Inc. and each of their respective affiliates or entities under the control, directly or indirectly, of the Trump Parties (collectively, the “DJT Parties”), and certain holders of Senior Notes, and in exchange for the waiver of certain claims held by the Trump Parties against the Debtors, and in consideration of the Trump Parties entering into the Trademark License Agreement and the Services Agreement with certain of the Debtors, the Company issued to Mr. Trump (i) 535,714 shares of the Company’s new common stock (representing 5% of the Company’s new common stock), along with warrants (the “DJT Warrants”) to purchase up to an additional 535,714 shares of the Company’s new common stock (representing 5% of the Company’s new common stock), at an exercise price of $123.74 per share, subject to certain anti-dilution provisions. The DJT Warrants expire five years from the Consummation Date. A copy of the DJT Warrants was attached as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 20, 2010;

•

the indebtedness evidenced by the Senior Notes and the indenture pursuant to which the Senior Notes were issued were canceled and a pro rata distribution of 535,714 shares of the Company’s new common stock (representing 5% of the Company’s new common stock) was made to holders of Senior Notes;

•	general unsecured creditors received the lesser of (a) $0.0078 per dollar of the principal or face amount of allowed general unsecured claims or (b) such holder’s pro rata share of $1,206;

•

a cash distribution was made in an amount of $0.0012 per dollar of the principal or face amount of Senior Note claims or allowed general unsecured claims to those holders of Senior Notes (other than the Backstop Parties) and general unsecured creditors who were not eligible to participate in the Rights Offering or did not elect to subscribe for new common stock of the Company in the Rights Offering;

•

there was no recovery for stockholders or any other holder of equity interests held prior to the Consummation Date, and all equity interests in the Company and all limited partnership interests in TER Holdings were canceled on the Consummation Date; and

•

A new board of directors of the Company was appointed effective as of the Consummation Date, consisting of Mark Juliano (the Company’s chief executive officer), Eugene Davis, Jeffrey Gilbert, Marc Lasry, David Licht, Stephen McCall and Robert Symington.

As the transactions described above did not occur until July 16, 2010, they are not reflected in the historical financial statements of the Company as of June 30, 2010 and for periods prior to that date.

Donald J. Trump’s Abandonment of Limited Partnership Interests in TER Holdings

By letter dated February 13, 2009, Mr. Trump notified TER that he had abandoned any and all of his 23.5% direct limited partnership interest in TER Holdings and relinquished any and all rights under the Fourth Amended and Restated Agreement of Limited Partnership of TER Holdings (the “Partnership Agreement”) or otherwise with respect to TER Holdings and Mr. Trump’s limited partnership interest. TER’s consolidated financial statements reflect the allocation of income (loss) to the noncontrolling interest pursuant to the terms of the Partnership Agreement for all periods presented. The Company will no longer present noncontrolling interests subsequent to the Consummation Date.

(2)	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial reporting. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. The accompanying condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report, which are available on the SEC’s website at www.sec.gov or our website at www.trumpcasinos.com.

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after June 30, 2010.

The condensed consolidated financial statements include our accounts and those of our controlled subsidiaries and partnerships. We have eliminated all intercompany transactions. We view each of our casino properties as operating segments and all such operating segments have been aggregated into one reporting segment.

Accounting Impact of Chapter 11 Case

The accompanying condensed consolidated financial statements have been prepared in accordance with Topic 852 – “Reorganizations” of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) (“ASC 852”) and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company has experienced increased competition and has incurred significant recurring losses from operations. Further, the filing of the Chapter 11 Case constituted an event of default or otherwise triggered repayment obligations under the indenture governing the Senior Notes issued by TER Holdings and TER Funding and the Company’s senior secured term loan agreement. The ability of the Company to continue as a going concern is contingent upon, among other things; (i) the ability of the Company to generate cash from operations and to maintain adequate cash on hand and (ii) the Company’s ability to achieve profitability. There can be no assurance that the Company will be able to successfully achieve these objectives in order to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern. The accompanying condensed consolidated financial statements also do not reflect any of the transactions that occurred on the Consummation Date.

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

Liabilities subject to compromise consisted of the following:

	June 30, 2010	December 31, 2009
Senior Notes	$1,248,969	$1,248,969
2007 Credit Agreement	481,375	483,833
Accrued interest payable related to Senior Notes and 2007 Credit Facility	149,481	149,481
Accrued pre-petition professional fees	4,653	5,305
Amounts due under services agreement with Mr. Trump	3,000	2,000
Partnership distributions payable	1,450	1,020

	$1,888,928	$1,890,608

All other liabilities are expected to be satisfied in the ordinary course of business. Accordingly, the Company has not reflected any of these liabilities as subject to compromise in the accompanying Condensed Consolidated Balance Sheets. The Company believes this classification provides an appropriate presentation of liabilities that are subject to compromise and not subject to compromise.

During the first quarter of 2009, the Company wrote off as reorganization expense its deferred financing costs related to its Senior Notes and 2007 Credit Agreement (as defined below) in order to record its debt instruments at the amount of the claim expected to be allowed by the Bankruptcy Court in accordance with ASC 852. In addition, reorganization expense for the periods presented includes professional fees and other expenses incurred which are directly associated with the bankruptcy process.

The following table summarizes reorganization expense and related costs for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Professional fees and other expenses	$2,598	$4,820	$10,429	$9,200
Deferred financing costs	—	—	—	14,432

	$2,598	$4,820	$10,429	$23,632

Based upon current estimates, reorganization expenses associated with the Chapter 11 Case (excluding the expense associated with the write off of deferred financing costs) could total approximately $73,000. This estimate includes expenses incurred subsequent to June 30, 2010 and approximately $15,200 of disputed professional fees and expenses. Estimated amounts due (including the disputed amounts) are subject to final fee applications presented to the Bankruptcy Court. The timing and the ultimate amount of certain payments are subject to the Bankruptcy Court’s ruling.

The Company was required to accrue interest expense during the Chapter 11 Case only to the extent that it was probable that such interest would be paid pursuant to the proceedings. Given that neither the Original Debtors’ Plan nor the AHC Plan provided for any recovery of interest expense related to the Senior Notes, the Company ceased recording contractual interest expense on the Senior Notes on October 7, 2009, the date on which the Bankruptcy Court approved both the Original Debtors’ Disclosure Statement and the AHC Disclosure Statement. The Company continued to record interest expense under the contractual terms of its 2007 Credit Agreement and its DIP Note Purchase Agreement. Total consolidated interest expense during the three and six months ended June 30, 2010 would have been $41,759 and $83,010, respectively, had the Company recorded interest expense under the terms of its contractual agreements. For the three and six months ended June 30, 2009, the Company recognized interest expense in accordance with the contractual terms of all of its debt and capitalized lease obligations.

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

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

(3)	Debt

As of June 30, 2010 and December 31, 2009, our debt consisted of the following:

	June 30, 2010	December 31, 2009
Senior Secured Credit Facility:
Term Loan - subject to compromise, maturing December 21, 2012, interest and principal payments due quarterly at LIBOR plus 5.2%, which includes 2% default interest at June 30, 2010 (8.2% at June 30, 2010)	$481,375	$483,833

Senior Secured Notes - subject to compromise, due June 1, 2015, interest payable semi-annually at 8.5%, interest payments due June 1 and December 1	1,248,969	1,248,969

Secured Debtor-In-Possession Facility, principal and interest due July 16, 2010 at 10%	10,000	—

Other:
Capitalized lease obligations, payments due at various dates through through 2028, secured by slot and other equipment, interest at 8.5% to 12.0%	6,941	7,231

Total long-term debt	1,747,285	1,740,033
Less: current maturities and amounts subject to compromise	(1,741,013)	(1,733,463)

Long-term debt, net of current maturities and amounts subject to compromise	$6,272	$6,570

Event of Default – As discussed in Note 1, on February 17, 2009, the Debtors filed voluntary petitions in the Bankruptcy Court seeking relief under the provisions of chapter 11 of the Bankruptcy Code. The filing of the Chapter 11 Case constituted an event of default and therefore triggered repayment obligations under the $493,250 senior secured facility entered into by the Company on December 21, 2007 (the “2007 Credit Agreement”) and the Senior Notes. As a result, all indebtedness outstanding under the Senior Notes and the 2007 Credit Agreement (which has a cross-default provision with the Senior Notes) became automatically due and payable. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most pending litigation, are stayed and other contractual obligations against the Debtors generally were not permitted to be enforced. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities were subject to settlement under a plan of reorganization to be approved by the Bankruptcy Court. Consequently, the Company classified the indebtedness under the Senior Notes and the 2007 Credit Agreement within liabilities subject to compromise in its Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009.

Due to the event of default (i) the interest rate on any overdue principal or interest relating to the Senior Notes increased by an additional 1% per annum in excess of the 8.5% interest rate (as of June 30, 2010, we were past due on our December 1, 2008, June 1, 2009, December 31, 2009 and June 1, 2010 interest payments) and (ii) the interest rate under the 2007 Credit Agreement increased by an additional 2% in excess of the otherwise applicable interest rate on amounts outstanding under the 2007 Credit Agreement.

Debtor-in-Possession Facility – On May 7, 2010, the Company obtained Bankruptcy Court approval to enter into a $24,000 secured debtor-in-possession facility (the “DIP Note Purchase Agreement”), by and among the Debtors, Wilmington Trust FSB, as administrative agent and collateral agent (the “DIP Agent”), and the note purchasers party to the DIP Note Purchase Agreement. The Company subsequently entered into the DIP Note Purchase Agreement on May 25, 2010, and advances in the amount of $10,000 were made by the lenders thereunder on June 10, 2010.

The DIP Note Purchase Agreement provided for a maturity date of the indebtedness thereunder that would be the earliest of (1)(x) six months from the closing date of such agreement and (y) five months after May 7, 2010, if that certain Amended and Restated Backstop Agreement, dated December 11, 2009 (as thereafter amended), among the Company and members of the Ad Hoc Committee was not amended to extend the termination provisions thereunder, (2) the effective date of the Plan of Reorganization, (3) the date of confirmation of a plan of reorganization for the Company other than the Plan of Reorganization and (4) the acceleration of the indebtedness under the DIP Note Purchase Agreement as a result of the occurrence of an event of default (as defined therein).

The DIP Note Purchase Agreement contained various representations, warranties and covenants by the Debtors, including reporting requirements. The DIP Note Purchase Agreement provided for the payment of interest at a rate per annum equal to 10% payable on the earlier of the maturity date or the date on which an event of default occurred under the DIP Note Purchase Agreement.

On the Consummation Date, the DIP Note Purchase Agreement was canceled. All outstanding obligations under the DIP Note Purchase Agreement, consisting of $10,000 of principal and $100 of accrued interest, together with fees and expenses payable to the DIP Agent, were repaid with proceeds from the sale by the Company of its new common stock pursuant to the Rights Offering and backstop commitments as provided for by the Plan of Reorganization.

2007 Credit Agreement - On December 21, 2007, TER and TER Holdings entered into the 2007 Credit Agreement. Under the 2007 Credit Agreement, TER Holdings borrowed $393,250 which was to be used to (i) refinance all amounts outstanding under its Credit Agreement dated May 20, 2005 (the “2005 Credit Facility”), (ii) pay fees and expenses incurred in connection with the 2007 Credit Agreement and the refinancing of the 2005 Credit Facility, (iii) fund construction of the Chairman Tower at Trump Taj Mahal, and (iv) provide financing for working capital, capital expenditures and other general corporate purposes.

As discussed in Note 1, on the Consummation Date, the lenders under the 2007 Credit Agreement received, in full and final satisfaction of their claims, (i) $125,000 in cash from the proceeds of the Rights Offering and (ii) the new Term Loans in the total principal amount of approximately $356,375 on terms approved by the Bankruptcy Court as set forth in the Amended and Restated Credit Agreement.

On the Consummation Date, TER Holdings, TER and the Subsidiary Guarantors, each as reorganized pursuant to the Plan of Reorganization, entered into the Amended and Restated Credit Agreement with Beal Bank, SSB, as collateral agent and administrative agent, and Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP, as initial lenders. The indebtedness under the Amended and Restated Credit Agreement represents Term Loans, in the total principal amount, as of the Consummation Date, of approximately $356,375, of which, as of the Consummation Date, $334,000 comprised the Interest Bearing Component (as defined in the Amended and Restated Credit Agreement) and approximately $22,375 comprised the Non-Interest Component (as defined in the Amended and Restated Credit Agreement).

The Amended and Restated Credit Agreement requires quarterly principal amortization payments equal to 0.25% of the total Interest Bearing Component of the Term Loans as of the Consummation Date. All indebtedness outstanding under the Amended and Restated Credit Agreement matures on December 31, 2015. Until such maturity date, TER Holdings is required to pay interest on the unpaid principal amount of the Interest Bearing Component of the Term Loans at a rate per annum equal to 12%, payable quarterly in arrears. No interest will accrue, become due, or be required to be paid with respect to the Non-Interest Component of the Term Loans. Under the Amended and Restated Credit Agreement, the principal balance of the Non-Interest Component of the Term Loans will be reduced by the aggregate amount of interest paid on the Interest Bearing Component from and after the Consummation Date. In addition, the principal balance of the Interest Bearing Component and/or the Non-Interest Component may be subject to reduction, to the extent and in the manner determined by the Bankruptcy Court, in connection with a pending motion made by the Company before the Bankruptcy Court seeking recharacterization of certain amounts previously paid to the lenders under the 2007 Credit Agreement.

TER Holdings may elect, at its option, to prepay Term Loans outstanding under the Amended and Restated Credit Agreement, subject, during the eighteen month period after the Consummation Date, to a prepayment premium of: (x) in the case of an optional prepayment made during the period from the Consummation Date to the date that is six (6) calendar months thereafter (the “Six Month Date”), 2.00% of the aggregate principal amount of the Interest Bearing Component of the Term Loans then being prepaid and (y) in the case of an optional prepayment made during the period following the Six Month Date to the date that is twelve (12) calendar months thereafter, 1.00% of the aggregate principal amount of the Interest Bearing Component of the Term Loans then being prepaid. TER Holdings may be required to make mandatory prepayments of the Term Loans in connection with asset dispositions, debt and equity issuances and extraordinary receipts. In addition, beginning on March 31, 2011, and on each subsequent anniversary of such date that occurs prior to the maturity date, TER Holdings is required to offer to the lenders to prepay portions of the Term Loans equal to 50% of the Free Cash Flow (as defined in the Amended and Restated Credit Agreement) for the calendar year then most recently ended.

Amounts outstanding under the Amended and Restated Credit Agreement are guaranteed by the Company and certain of its direct and indirect subsidiaries and secured by a security interest in substantially all of the assets of the Company and its direct and indirect subsidiaries.

Under the Amended and Restated Credit Agreement, the Company and its subsidiaries are subject to certain affirmative and negative covenants. The negative covenants impose restrictions with respect to, among other things, (i) incurring liens, (ii) incurring debt, (iii) mergers or consolidations, (iv) sales or other dispositions of assets, (v) investments, (vi) dividends or distributions on, or repurchases of, equity interests, (vii) prepaying or repurchasing debt and (viii) certain capital expenditures. The Amended and Restated Credit Agreement gives the lenders thereunder a 20-day right of first refusal with respect to any proposed future sale by the Company of the Trump Marina. The Amended and Restated Credit Agreement contains customary event of default and remedy provisions, including a provision stating that an event of default includes any termination or expiration of the Trademark License Agreement or the issuance of an injunction or similar order against the Company under the Trademark License Agreement.

Senior Secured Notes - On May 20, 2005, TER Holdings and TER Funding issued the Senior Notes. The Senior Notes were used to pay distributions under the Second Amended and Restated Joint Plan of Reorganization, dated as of March 30, 2005, as amended (the “2005 Plan”) of Trump Hotels & Casino Resorts, Inc. (“THCR”), our predecessor company.

As discussed in Note 1, pursuant to the Plan of Reorganization, the Senior Notes and the indenture pursuant to which such notes were issued were canceled on the Consummation Date.

TER Funding had no assets, operations, revenues or cash flows other than those related to the issuance, and administration of the Senior Notes. All other subsidiaries of TER Holdings, except a minor non-guarantor subsidiary (the “Guarantors”), were guarantors of the Senior Notes on a joint and several basis. TER Holdings and TER Funding have no independent assets or operations from the Guarantors. Therefore, condensed consolidating financial statements are not presented. TER Funding was dissolved under the corporate laws of the State of Delaware on the Consummation Date. Additionally, following consummation of the Plan of Reorganization, TER Holdings and TER Funding each filed a Form 15 with the SEC to terminate its filing obligations under the Securities and Exchange Act of 1934, as amended.

(4)	Earnings Per Share

The computations of basic and diluted net loss per share attributable to TER common stockholders for the three and six month periods ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2010	2009	2010	2009
Numerator for basic and diluted loss per share:
Net loss attributable to TER common shareholders	$(15,883)	$(443,092)	$(40,338)	$(493,247)

Denominator for basic and diluted loss per share:
Weighted average shares outstanding	31,270,345	31,715,876	31,270,345	31,716,484

Basic and diluted net loss per share	$(0.51)	$(13.97)	$(1.29)	$(15.55)

Potentially dilutive common shares excluded from the computation of diluted net loss per share due to anti-dilution are as follows for all periods presented:

Exchangeable limited partnership interest	9,377,484
Ten year warrants	1,446,706
Employee stock options	300,000

Total	11,124,190

As discussed in Note 1, on the Consummation Date, pursuant to the Plan of Reorganization, new common stock was issued by the Company and all previously outstanding common stock and other equity interests in the Company and all limited partnership interests in TER Holdings were canceled.

(5)	Income Taxes

Our income tax benefit is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Current - federal	$—	$—	$—	$—
Deferred - federal	—	(6,079)	—	(6,079)

Federal income tax benefit	—	(6,079)	—	(6,079)

Current - state	—	—	—	—
Deferred - state	—	(2,245)	—	(2,245)

State income tax benefit	—	(2,245)	—	(2,245)

	$—	$(8,324)	$—	$(8,324)

Our deferred income tax provision reflects the impact of a reduction in our net deferred tax liabilities.

At June 30, 2010, we had unrecognized tax benefits of approximately $37,231, including interest. In accordance with ASC Topic 805 – “Business Combinations” (“ASC 805”), $19,977 of unrecognized tax benefits would affect our effective tax rate for continuing operations, if recognized, and $1,180 would be recorded as a reduction to income tax expense for discontinued operations, if recognized. It is reasonably possible that certain unrecognized tax benefits related to income tax examinations totaling $8,348 could be settled during the next twelve months.

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties as a component of income tax expense. We recognized potential interest associated with uncertain tax positions of $568 and $1,106 during the three and six months ended June 30, 2010, respectively, and $570 and $1,150 during the three and six months ended June 30, 2009, respectively. At June 30, 2010, we had $12,417 accrued for the payment of interest on uncertain tax positions. In accordance with ASC 805, to the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of interest expense.

Federal and State Income Tax Audits

Tax years 2005 through 2009 remain subject to examination by the federal tax authority. Tax years 1995 through 2009 remain subject to examination by state tax jurisdictions.

At June 30, 2010, we have accrued $969 to reflect the expected federal tax liability (including interest) for the period from January 1, 2005 through December 21, 2005, the date of the sale of our former subsidiary, Trump Indiana, Inc. to Majestic Star Casino, LLC (“Majestic Star”), resulting from agreed upon IRS audit adjustments for 1996 through 2004. Additionally, we have accrued a liability of $588 related to the impact on state income taxes (including interest) resulting from agreed upon IRS audit adjustments for 1996 through December 21, 2005. In accordance with the terms of our Stock Purchase Agreement with Majestic Star, TER Holdings has retained the liability for expected federal and state income taxes (including interest) related to Trump Indiana for the tax years 1995 through December 21, 2005.

From 2002 through 2006, state income taxes for our New Jersey operations were computed under the alternative minimum assessment method. We have asserted our position that New Jersey partnerships were exempt from these taxes and, as such, have not remitted payments of the amounts provided. The New Jersey Division of Taxation has issued an assessment to collect the unpaid taxes for the tax years 2002 and 2003. At June 30, 2010, we have accrued $32,017 for taxes and interest relating to this alternative minimum tax assessment for 2002 and 2003, as well as the open years 2004 through 2006. We are currently in discussions with the New Jersey Division of Taxation regarding settlement of these assessments.

Chapter 11 Case Implications

Pursuant to the Plan of Reorganization, on the Consummation Date, the Company recognized cancellation of indebtedness income, and as a result, will be required to reduce certain tax attributes such as net operating losses (“NOLs”) and the tax basis of its assets. The reduction of tax attributes and the application of Section 382 of the Internal Revenue Code potentially limiting future tax attributes could result in increased future tax liabilities for the Company.

Tax Distributions

TER Holdings’ partnership agreement as in effect as of June 30, 2010 required distributions to its partners sufficient in amount to cover all federal, state and local income taxes incident to their ownership of TER Holdings, including special allocations of income, gains, losses, deductions and credits. TER Holdings did not make any distributions during the six months ended June 30, 2010 and 2009. As of June 30, 2010, TER Holdings has recorded distributions payable of $1,450.

On the Consummation Date, all equity interests in TER Holdings were canceled and a new partnership agreement for TER Holdings was executed between the Company, as general partner of TER Holdings, and TERH LP Inc., a newly formed wholly owned subsidiary of the Company, as limited partner of TER Holdings.

(6)	Termination of Trump Marina Asset Purchase Agreement

On May 28, 2008, Trump Marina Associates, LLC (“Trump Marina Associates”) entered into an Asset Purchase Agreement (the “Marina Agreement”) to sell Trump Marina (the “Marina Property”) to Coastal Marina, LLC (“Marina Buyer”), an affiliate of Coastal Development, LLC (“Coastal”). Pursuant to the Marina Agreement, (1) Marina Buyer was to acquire substantially all of the assets of, and assume certain liabilities related to, the business conducted at the Marina Property and (2) unrelated existing litigation between the Company and Coastal (see Note 9) was to be settled. Upon entering into the Marina Agreement, Marina Buyer placed into escrow a $15,000 deposit toward the purchase price (the “Original Marina Deposit”).

On October 28, 2008, the parties entered into an amendment to the Marina Agreement (the “Marina Amendment”) to modify certain terms and conditions of the Marina Agreement. Pursuant to the Marina Amendment the parties waived the October 28, 2008 deadline for Marina Buyer to provide commitment letters to Trump Marina Associates for the financing of the acquisition of the Marina Property. In addition, the parties agreed to amend certain provisions of the Marina Agreement, including, but not limited to the following: (1) the aggregate purchase price payable for the Marina Property was decreased from $316,000 to $270,000; (2) any potential reduction to the purchase price based on the EBITDA of the business conducted at the Marina Property was eliminated; (3) Trump Marina Associates could terminate the Marina Agreement if the transaction did not close by May 28, 2009; and (4) the Original Marina Deposit held in escrow, together with any interest earned thereon, was released to Trump Marina Associates immediately and an additional $2,000 deposit was placed in escrow (the “Additional Marina Deposit”), for a total deposit towards the purchase price of $17,000.

Coastal failed to consummate the transaction within the time provided under the Marina Amendment. On June 1, 2009, Trump Marina Associates delivered notice to Coastal that the Marina Agreement, as amended by the Marina Amendment was terminated. Pursuant to the Marina Amendment, Coastal unconditionally and irrevocably (i) agreed that the Original Marina Deposit, including interest, had been fully earned by Trump Marina Associates and under no circumstance would the Original Marina Deposit be returned and (ii) waived any claim or right related to the Original Marina Deposit or for return of such. Accordingly, the Company recognized income of $15,196 during the second quarter of 2009. The Company has not recognized income related to the Additional Marina Deposit remaining in escrow since the funds have not been released by the escrow agent.

On July 28, 2009, as described in Note 9, Marina Buyer and Coastal filed an Adversary Complaint with the Bankruptcy Court, claiming that we breached the Marina Agreement and that they were fraudulently induced, and seeking return of the Original Marina Deposit and the Additional Marina Deposit and other alleged damages and relief. We believe that these claims are without merit.

(7)	Intangible and Other Asset Impairment Charges

Long-Lived Assets

Due to certain events and circumstances, including the continuing negative effects of regional competition on our results, the termination of the Marina Agreement, the pending sale of the Tropicana Casino and Resort in Atlantic City and the legalization of table games and sports betting in Delaware, the Company performed impairment testing related to its long-lived assets in accordance with ASC Topic 360 – “Property, Plant and Equipment” (“ASC 360”) during the second quarter of 2009. Based upon its review, the sum of the estimated undiscounted future cash flows expected to be generated by the long-lived asset groups of Trump Marina and Trump Plaza were less than the carrying values of those assets. We estimated the fair value of the asset groups based upon consideration of the cost, income and market approaches to value, as appropriate, and sought the assistance of an independent valuation firm. We recorded asset impairment charges related to Trump Marina and Trump Plaza totaling $536,233 during the three and six months ended June 30, 2009. These non-cash impairment charges are reflected within Intangible and other asset impairment charges in our consolidated statements of operations. In addition, in connection with our impairment testing, we reduced the estimated remaining useful life of Trump Plaza’s building to 20 years.

Intangible Assets

Due to the circumstances described above, we also performed interim impairment testing related to our intangible assets in accordance with ASC Topic 350 – “Intangibles – Goodwill and Other” (“ASC 350”) during the second quarter of 2009. Based upon the results of our impairment testing, we determined that trademarks relating to Trump Plaza and Trump Taj Mahal were impaired. As a result, during the three and six months ended June 30, 2009, we recognized intangible asset impairment charges totaling $20,500, of which $3,720 related to Trump Taj Mahal trademarks and $16,780 related to Trump Plaza trademarks.

These non-cash intangible asset impairment charges are reflected within Intangible and other asset impairment charges in our consolidated statements of operations.

(8)	Commitments and Contingencies

Casino Reinvestment Development Authority Obligations – As required by the provisions of the New Jersey Casino Control Act, a casino licensee must pay an investment alternative tax of 2.5% of its gross casino revenues as defined in the Casino Control Act. However, pursuant to contracts with the Casino Reinvestment Development Authority (“CRDA”), Trump Taj Mahal, Trump Plaza and Trump Marina (collectively, the “Trump Entities”) each pay 1.25% of their gross casino revenues to the CRDA (the “CRDA Payment”) to fund qualified investments as defined in the Casino Control Act and such CRDA Payment entitles each such casino property to an investment tax credit in an amount equal to twice the amount of the CRDA Payment against the 2.5% investment alternative tax. Qualified investments may include the purchase of bonds issued by the CRDA at a below market rate of interest, direct investment in projects or donation of funds to projects as determined by CRDA. Pursuant to the contracts with CRDA, each of the casino properties is required to make quarterly deposits with the CRDA to satisfy its investment obligations. We recognized expenses of $734 and $1,429 during the three and six months ended June 30, 2010, respectively, and $835 and $1,670 during the three and six months ended June 30, 2009, respectively, to give effect to the below market interest rates associated with CRDA deposits and bonds.

In addition, due to the receipt of proceeds during the second quarter of 2009 which, as discussed below, were funded by certain of our CRDA deposits, we recognized $2,514 of income representing the reversal of previously recognized expense.

During March 1999, the Trump Entities and the CRDA entered into an Investment Agreement pursuant to which the Trump Entities invested $5,000 from certain of their available CRDA Payments to establish a Housing Construction Finance Fund for use by the CRDA for a ten-year term to provide a financing mechanism to enhance its housing initiatives in Atlantic City. At the end of the ten-year term, the $5,000 donation was to be returned to the Trump Entities. During April 2009, the CRDA returned the $5,000 to the Trump Entities in accordance with the Investment Agreement.

In 1995, the CRDA passed a resolution establishing a Donation Credit Policy to serve as a guide regarding donations made by casino licensees from their available CRDA Payments. During May 2010, and in conformance with that policy, the Trump Entities requested that the CRDA approve credit donation/direct investments with cash-back credits therefrom in the aggregate amount of $9,590 and contributions of the balance thereof, to the CRDA Atlantic City Housing Fund, North Jersey Project Fund and South Jersey Housing, Transportation and Green Initiatives Fund (collectively, the “CRDA Transactions”). By resolutions dated May 18, 2010, the CRDA approved the CRDA Transactions.

On May 28, 2010, the first lien lenders commenced an adversary proceeding by filing a complaint with the Bankruptcy Court seeking a preliminary injunction enjoining the Debtors from consummating the CRDA Transactions, arguing, among other things, that the consummation of the CRDA Transactions would constitute an impermissible transfer of their collateral outside the ordinary course of business in violation of the Bankruptcy Court’s cash collateral order and the pre-petition first lien financing documents. The first lien lenders further contended that, in the event that the CRDA Transactions were consummated, the Debtors would be required to pay any proceeds from those transactions to the first lien lenders. The Debtors consented to entry of the injunction and agreed not to consummate the CRDA Transactions through the Consummation Date. By its terms, that injunction is no longer in effect.

On July 1, 2010, the Debtors filed an answer and counterclaim (the “Counterclaim”) seeking declaratory judgment that (1) the CRDA Transactions are permitted under the Amended and Restated Credit Agreement and related security agreement, and (2) the Debtors are not required to deliver any of the proceeds of the CRDA Transactions to the first lien lenders. The Counterclaim is currently pending before the Bankruptcy Court.

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

The 2004 NJSEA Subsidy Agreement further provided for a moratorium until January 2009 on the conduct of casino gaming at any New Jersey racetrack and conditioned the donation of the CRDA funds upon the enactment and funding of the Casino Expansion Fund Act which made funds available, on a pro rata basis, to each of the Casinos for investment in eligible projects in Atlantic City approved by the CRDA. In September 2006, the CRDA approved the construction of the Chairman Tower at the Trump Taj Mahal as an eligible project and, pursuant to October 2006 agreements, authorized grants to our Atlantic City casinos in aggregate amounts of approximately $13,800 from the Atlantic City Expansion Fund and $1,575 from a separate Casino Capital Construction Fund, both administered by the CRDA. During June 2009, we received $2,541 of proceeds from the Atlantic City Expansion Fund and $268 of proceeds from the Casino Capital Construction Fund.

The New Jersey Legislature amended the Casino Control Act, effective April 18, 2008, to permit the Casinos to deduct the amount of certain promotional gaming credits wagered at their slot machines in calculating the tax on gross gaming revenue. The amendment became operative upon the August 14, 2008 certification by the Chair of the New Jersey Casino Control Commission (the “CCC”) to the State Treasurer that the Casinos and Casino Association of New Jersey (“CANJ”) had executed a new subsidy agreement with NJSEA for the benefit of the horse racing industry for $30,000 annually for a three-year period (“2008 NJSEA Subsidy Agreement”). In addition, the CCC adopted regulations effective September 22, 2008 which established procedures by which the Casinos may implement the promotional gaming credit tax deduction.

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

CAFRA Agreement – Trump Taj Mahal received a permit under the Coastal Area Facilities Review Act (“CAFRA”) that initially required Trump Taj Mahal to begin construction of certain improvements on the Steel Pier by October 1992, which improvements were to be completed within 18 months of the commencement of construction. Trump Taj Mahal initially proposed a concept to improve the Steel Pier, the estimated cost of which was $30,000. Such concept was approved by the New Jersey Department of Environmental Protection, the agency which administers CAFRA. In March 1993, Taj Associates obtained a modification of its CAFRA permit providing for an extension of the required commencement and completion dates of the improvements to the Steel Pier for one year, which has been renewed annually, based upon an interim use of the Steel Pier as an amusement park. The pier sublease, pursuant to which Trump Taj Mahal leases the Steel Pier to an amusement park operator, terminates on December 31, 2011. The conditions of the CAFRA permit renewal thereafter are under discussion with the New Jersey Department of Environmental Protection.

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

On May 7, 2010, the Bankruptcy Court entered the Confirmation Order confirming the Plan of Reorganization proposed by the Debtors and the Ad Hoc Committee. On the Consummation Date, the Plan of Reorganization became effective and the transactions contemplated thereby were consummated. See Note 1 for additional information about the Plan of Reorganization and the transactions consummated pursuant thereto.

The holders of claims under the prepetition 2007 Credit Agreement and the agent under the 2007 Credit Agreement have appealed the Confirmation Order. That appeal was filed on May 17, 2010 and is currently pending before the District Court. The Company has filed a motion to dismiss the appeal in the District Court on the grounds of equitable mootness as a result of the Plan of Reorganization becoming effective.

Until the Consummation Date, the Debtors continued to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. As debtors-in-possession, the Debtors were authorized to continue to operate as ongoing businesses, and to pay all debts and honor all obligations arising in the ordinary course of their businesses after the Petition Date. However, the Debtors could not pay creditors on account of obligations arising before the Petition Date or engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court, after notice and an opportunity for a hearing.

Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most litigation pending against the Debtors, were stayed. Other pre-petition contractual obligations against the Debtors generally were not permitted to be enforced.

2005 Chapter 11 Case - Effective as of March 17, 2009, the Bankruptcy Court ordered that all of the remaining open cases pertaining to the Company’s previous 2005 Chapter 11 bankruptcy case be closed, except the following which was permitted to continue in the Chapter 11 Case.

On July 18, 2005, the Bankruptcy Court considered a motion brought by a certain group of persons alleging that they had held shares of THCR’s common stock on the record date for distributions under the 2005 Plan (and who subsequently sold their shares prior to the distribution date) but did not receive any distributions under the 2005 Plan, which they believe were wrongly made to the beneficial holders of THCR’s common stock on the distribution date. The movants had sought an order compelling us to make distributions to them under the 2005 Plan. After additional briefing and a court hearing with respect to the issue on October 8, 2005, the Bankruptcy Court denied the movants’ motion on February 17, 2006. The movants filed an appeal from the judgment entered in the Bankruptcy Court in favor of THCR. The movants appealed this motion to the United States District Court for the district of New Jersey. During April 2007, the United States District Court reversed the Bankruptcy Court’s denial and remanded the case back to the Bankruptcy Court for further consideration. In May 2007, we filed a notice of appeal to the United States Court of Appeals for the Third Circuit. By order dated November 5, 2008, the Court of Appeals affirmed the District Court’s order. While on remand in the Bankruptcy Court for further consideration in light of the District Court’s order, we filed a voluntary petition in the Bankruptcy Court on February 17, 2009, seeking relief under the provisions of chapter 11 of the Bankruptcy Code. As a result, the matter has been stayed pending the resolution of our bankruptcy proceedings. The

Bankruptcy Court has ordered that the movants act accordingly in the Chapter 11 Case with regard to their alleged claims. We have objected to the proofs of claim by the movants against us. A hearing to consider the claim objection before the Bankruptcy Court is currently scheduled to take place in September 2010.

Power Plant Litigation - On December 30, 2004, TER Development Company, LLC (“TER Development”) filed a complaint (the “Power Plant Litigation”) against Richard T. Fields, Coastal, Power Plant Entertainment, LLC, Native American Development, LLC, Joseph S. Weinberg and The Cordish Company (collectively, the “Power Plant Group”) in the Circuit Court of the 17th Judicial District for Broward County, Florida, in which TER Development alleged that Power Plant Entertainment, LLC improperly obtained certain agreements with the Seminole Tribe of Florida for the development of gaming facilities in Hollywood and Tampa, Florida. TER Development has asserted claims for fraud, breach of fiduciary duty, conspiracy, violation of the Florida Deceptive and Unfair Trade Practices Act and interference with prospective business relationship as a result of the Power Plant Group’s actions. On April 17, 2008, the trial court ruled on the defendants’ numerous motions for summary judgment. The court denied the defendants’ motions as to TER Development’s claims against all defendants for fraud and conspiracy. The trial court granted the defendants’ motions for summary judgment as to TER Development’s claims for breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, interference with prospective business relationship and the claims under the Florida Deceptive and Unfair Trade Practices Act. The defendants seek no relief against TER Development other than claims for attorney’s fees and costs in the event that they prevail at trial.

On June 25, 2009, the Power Plant Group filed a motion with the Bankruptcy Court seeking to lift the automatic stay to recommence the Power Plant Litigation. On August 21, 2009, the Bankruptcy Court entered an order authorizing the parties to file a report as to the status of the proceedings. The Bankruptcy Court also ruled that the Power Plant Group’s attorney fee claims and abuse of process claims were prepetition claims (although any unaccrued malicious prosecution claims are not). Several defendants, who admit making a decision not to file proof of claims in Bankruptcy Court, have appealed the Bankruptcy Court’s ruling. In addition, as discussed below under “Trump Marina”, one of the defendants, Coastal and its affiliate, Marina Buyer, have filed an adversary complaint against the Debtors alleging claims arising from a failed prepetition settlement of the Power Plant Litigation. At the request of the Power Plant Defendants, on October 5, 2009, the State Court lifted the stay on the Power Plant Litigation and has scheduled the case to be tried during the three month trial period commencing September 27, 2010.

Trump Marina – On May 28, 2008, Trump Marina Associates entered into the Marina Agreement to sell the Marina Property to Marina Buyer, an affiliate of Coastal. Upon entering into the Marina Agreement, Marina Buyer placed into escrow a $15,000 deposit toward the purchase price (the “Original Marina Deposit”). On October 28, 2008, the parties entered into an amendment to the Marina Agreement (the “Marina Amendment”) to modify certain terms and conditions of the Marina Agreement, including, but not limited to providing that Trump Marina Associates could terminate the Marina Agreement if the transaction did not close by May 28, 2009 and that the Original Marina Deposit held in escrow, together with any interest earned thereon, was released to Trump Marina Associates immediately and the Additional Marina Deposit was placed in escrow for a total deposit towards the purchase price of $17,000. Coastal failed to consummate the transaction within the time provided under the Marina Amendment. On June 1, 2009, Trump Marina Associates delivered notice to Coastal that the Marina Agreement, as amended by the Marina Amendment, was terminated. Trump Marina Associates also delivered notice to the escrow agent requesting release of the Additional Marina Deposit to Trump Marina Associates. On July 28, 2009, Marina Buyer and Coastal filed an Adversary Complaint with the Bankruptcy Court, claiming they were fraudulently induced to enter the Marina Agreement, that the agreement was breached, and that these and other related claims gave rise to a right to the return of the Initial Marina Deposit, the Additional Marina Deposit, damages and other relief. On October 21, 2009, Marina Buyer and Coastal filed an Amended Complaint adding Mr. Trump and other parties as defendants, and adding additional allegations to the existing claims. We believe these claims are without merit.

(10)	Fair Value of Financial Instruments

The carrying amounts of financial instruments included in current assets and current liabilities approximate their fair values due to their short-term nature. The carrying amounts of CRDA bonds and deposits approximate their fair values as a result of allowances established to give effect to below-market interest rates.

The estimated fair values of other financial instruments at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2007 Credit Agreement	$481,375	$445,272	$483,833	$447,546

The fair value of the 2007 Credit Agreement as of June 30, 2010 reflects purported transactions by which affiliates of investor Carl Icahn, including Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, and Icahn Partners Master Fund III LP (collectively, “Icahn”) and Beal Bank entered into certain purchase agreements pursuant to which Icahn purchased the claims of the first lien lenders under the 2007 Credit Agreement from Beal Bank for 92.5% of par. We have not provided the fair value of the Senior Notes in the table above as the Senior Notes and the indenture pursuant to which the Senior Notes were issued were canceled in connection with the transactions which occurred on the Consummation Date. The $10,000 outstanding under the DIP Note Purchase Agreement as of June 30, 2010 was repaid at its carrying value on the Consummation Date. The Company’s other long-term debt was not significant at June 30, 2010 and December 31, 2009.

(11)	Subsequent Event – Temporary Closure of Trump Plaza

On July 16, 2010, Trump Plaza was temporarily closed due to a leak in a water main managed by the utility company that provides Trump Plaza with the necessary cold water for its air conditioning. Trump Plaza reopened a majority of its operations on July 18, 2010 after temporary cooling systems were put in place to remediate the problem. Trump Plaza was fully operational on July 22, 2010. We are currently in the process of determining the financial impact that this closure had on our operations and expect to submit an insurance claim for reimbursement of certain losses caused by this closure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Report contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC, or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct and there can be no assurance that the forward-looking statements contained in this Report will be realized. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

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

The Company continued to maintain business operations through the reorganization process. On February 20, 2009, the Company obtained Bankruptcy Court approval to pay its vendors in the ordinary course of business. Our liquidity and capital resources, however, were significantly affected by the Chapter 11 Case. Our bankruptcy proceedings resulted in various restrictions on our activities, limitations on financing and a need to obtain Bankruptcy Court approval for various matters. Subsequent to the filing of the Chapter 11 Case, the Debtors were not permitted to make any payments on pre-petition liabilities without prior Bankruptcy Court approval. However, the Debtors were granted relief in order to continue wage and salary payments and other benefits to employees as well as other related pre-petition obligations; to continue to honor customer programs as well as certain related pre-petition customer obligations; and to pay certain pre-petition trade claims held by critical vendors.

The filing of the Chapter 11 Case constituted an event of default and therefore triggered repayment obligations under the $493.3 million senior secured credit agreement entered into by the Company on December 21, 2007 (the “2007 Credit Agreement”) and the $1,250.0 million of Senior Secured Notes issued by TER Holdings and its wholly owned finance subsidiary, Trump Entertainment Resorts Funding, Inc. (“TER Funding”) on May 20, 2005 (the “Senior Notes”). As a result, all indebtedness outstanding under the Senior Notes and the 2007 Credit Agreement became automatically due and payable. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most pending litigation, were stayed and other contractual obligations against the Debtors generally were not permitted to be enforced. As of June 30, 2010 and December 31, 2009, the Company classified the indebtedness under the Senior Notes and the 2007 Credit Agreement within liabilities subject to compromise in its Condensed Consolidated Balance Sheets.

On February 23, 2009, the Bankruptcy Court entered an order approving on an interim basis the terms pursuant to which the Debtors were permitted to use the cash collateral under the 2007 Credit Agreement. Such use was permitted in exchange for certain protections afforded to the lenders under the 2007 Credit Agreement.

As described in Note 1 to our Consolidated Financial Statements, on December 24, 2009 as amended on January 5, 2010, the Debtors and the Ad Hoc Committee filed with the Bankruptcy Court a joint plan of reorganization under chapter 11 with respect to the Debtors and a disclosure statement relating thereto.

On May 7, 2010, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Supplemental Modified Sixth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code Proposed by the Debtors and the Ad Hoc Committee of Holders of 8.5% Senior Secured Notes Due 2015, as filed with the Bankruptcy Court, in final form, on May 7, 2010 (the “Plan of Reorganization”). The holders of claims under the 2007 Credit Agreement and the agent under the 2007 Credit Agreement have appealed the Confirmation Order. That appeal was filed on May 17, 2010 and is currently pending before the United States District Court for the District of New Jersey (the “District Court”). The Company has filed a motion to dismiss the appeal in the District Court on the grounds of equitable mootness as a result of the Plan of Reorganization becoming effective.

Also on May 7, 2010, the Bankruptcy Court approved $45.0 million in debtor-in-possession financing for the Debtors (the “DIP Facilities”) in accordance with the terms and conditions of the $24.0 million Secured Debtor-In-Possession Facility (the “DIP Note Purchase Agreement”) and the $21.0 million Secured Supplemental Debtor-In-Possession Facility (the “Supplemental DIP Note Purchase Agreement”), by and among the Debtors, Wilmington Trust FSB, as administrative agent under each of the DIP Note Purchase Agreement and the Supplemental DIP Note Purchase Agreement, and the respective lenders party to each of the DIP Note Purchase Agreement and the Supplemental DIP Note Purchase Agreement. The Company subsequently entered into the DIP Note Purchase Agreement on May 25, 2010, and advances in the amount of $10.0 million were made by the lenders thereunder on June 10, 2010.

On July 16, 2010 (the “Consummation Date”), the Plan of Reorganization became effective and the transactions contemplated by the Plan of Reorganization were consummated.

Pursuant to the Plan of Reorganization, on the Consummation Date, the following occurred:

•

TER Holdings, TER and certain subsidiaries of TER (the “Subsidiary Guarantors”), each as reorganized pursuant to the Plan of Reorganization, entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with Beal Bank, SSB, as collateral agent and administrative agent, and Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP, as initial lenders. The indebtedness under the Amended and Restated Credit Agreement represents term loans in the total principal amount, as of the Consummation Date, of approximately $356.4 million, of which, as of the Consummation Date, $334.0 million comprised the “Interest Bearing Component” and approximately $22.4 million comprised the “Non-Interest Component”;

•

the Company entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to file with the Securities and Exchange Commission (the “SEC”) no later than 30 days after the Consummation Date, and to use its commercially reasonable efforts to cause to be declared effective by 60 days after the Consummation Date, a registration statement to register for resale the new common stock of the Company issued pursuant to the Plan of Reorganization and held by the Backstop Parties (as defined below) and other eligible holders of new common stock who elect to become parties thereto. In addition, pursuant to the Registration Rights Agreement, the Backstop Parties have piggyback registration rights and have agreed to certain limitations on their registration rights, including cutbacks and a holder standstill period;

•

the Company and TER Holdings entered into an amended and restated services agreement (the “Services Agreement”) with Donald Trump (“Mr. Trump”) and Ivanka Trump (“Ms. Trump” and, together with Mr. Trump, the “Trump Parties”), which amends, restates and supersedes the previous services agreement entered into among the Company, TER Holdings and Mr. Trump in 2005;

•

TER Holdings, the Company, and certain of its subsidiaries (collectively, the “Licensee Entities”) entered into a Second Amended and Restated Trademark License Agreement with the Trump Parties (the “Trademark License Agreement”), which amends, restates and supersedes the previous trademark license agreement among the Company, TER Holdings and Mr. Trump and provides that the Trump Parties grant the Licensee Entities a royalty-free license to use certain trademarks, service marks, names, domain names and related intellectual property associated with the name “Trump” and the Trump Parties (the “Trump Parties Intellectual Property”) in connection with TER Holdings’ casino and gaming activities relating to the Company’s three existing casino properties in Atlantic City, New Jersey (Trump Taj Mahal Casino Resort, Trump Plaza Hotel & Casino and Trump Marina Hotel & Casino), subject to certain terms and conditions. The Trademark License Agreement shall be in effect from the Consummation Date until terminated pursuant to the terms of the Trademark License Agreement, including upon 30 days notice by TER Holdings, failure to use the Licensed Marks (as defined in the Trademark License Agreement) for 90 days, a sale of all of the casino properties, the use by the Licensee Entities of any of the Trump Parties Intellectual Property in a manner inconsistent with the Trademark License Agreement or certain other defaults by the Licensee Entities of the terms and provisions therein;

•

aggregate capital contributions of $225.0 million in new equity (in exchange for 7,500,000 shares of the Company’s new common stock, or 70% of the Company’s new common stock) were made pursuant to a rights offering to eligible holders of the Senior Notes and general unsecured claims (the “Rights Offering”), which was backstopped by members of the Ad Hoc Committee and/or their affiliates (the “Backstop Parties”) (who received 2,142,857 shares of the Company’s new common stock, or 20% of the Company’s new common stock, as a backstop fee in consideration for their agreement to provide such backstop commitment);

•

the holders of claims under the $493.3 million pre-petition 2007 Credit Agreement received, in full and final satisfaction of their claims, (i) $125.0 million in cash from the proceeds of the Rights Offering and (ii) the new Term Loans in the total principal amount of approximately $356.4 million on terms approved by the Bankruptcy Court as set forth in the Amended and Restated Credit Agreement;

•

the DIP Note Purchase Agreement was canceled. All outstanding obligations under the DIP Note Purchase Agreement, consisting of $10.0 million of principal and $0.1 million of accrued interest, together with fees and expenses, were repaid with proceeds from the Rights Offering;

•

pursuant to the terms of a plan support agreement (the “DJT Settlement Agreement”) dated as of November 16, 2009, entered into among the Trump Parties, The Trump Organization, ACE Entertainment Holdings, Inc. and each of their respective affiliates or entities under the control, directly or indirectly, of the Trump Parties (collectively, the “DJT Parties”), and certain holders of Senior Notes, and in exchange for the waiver of certain claims held by the Trump Parties against the Debtors, and in consideration of the Trump Parties entering into the Trademark License Agreement and the Services Agreement with certain of the Debtors, the Company issued to Mr. Trump (i) 535,714 shares of the Company’s new common stock (representing 5% of the Company’s new common stock), along with warrants (the “DJT Warrants”) to purchase up to an additional 535,714 shares of the Company’s new common stock (representing 5% of the Company’s new common stock), at an exercise price of $123.74 per share, subject to certain anti-dilution provisions. The DJT Warrants expire five years from the Consummation Date;

•

the indebtedness evidenced by the Senior Notes and the indenture pursuant to which the Senior Notes were issued were canceled and a pro rata distribution of 535,714 shares of the Company’s new common stock (representing 5% of the Company’s new common stock) was made to holders of Senior Notes;

•	general unsecured creditors received the lesser of (a) $0.0078 per dollar of the principal or face amount of allowed general unsecured claims or (b) such holder’s pro rata share of $1.2 million;

•

a cash distribution was made in an amount of $0.0012 per dollar of the principal or face amount of Senior Note claims or allowed general unsecured claims to those holders of Senior Notes (other than the Backstop Parties) and general unsecured creditors who were not eligible to participate in the Rights Offering or did not elect to subscribe for new common stock of the Company in the Rights Offering;

•

there was no recovery for stockholders or any other holder of equity interests held prior to the Consummation Date, and all equity interests in the Company and all limited partnership interests in TER Holdings were canceled on the Consummation Date; and

•

A new board of directors of the Company was appointed effective as of the Consummation Date, consisting of Mark Juliano (the Company’s chief executive officer), Eugene Davis, Jeffrey Gilbert, Marc Lasry, David Licht, Stephen McCall and Robert Symington.

As the transactions described above did not occur until July 16, 2010, they are not reflected in the historical financial statements of the Company as of June 30, 2010 and for periods prior to that date.

See Note 1 to our condensed consolidated financial statements for additional information regarding the transactions that occurred pursuant to the Plan of Reorganization.

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

We are operating in an extremely challenging business environment. Cash flows used in operating activities were $11.3 million during the six months ended June 30, 2010 compared to cash flows provided by operating activities of $1.1 million during the six months ended June 30, 2009. The decrease in our cash flow from operations is principally due to the decrease in gaming revenues partially offset by changes in working capital requirements.

Cash flows used in investing activities were $7.3 million during the six months ended June 30, 2010 compared to $19.4 million during the six months ended June 30, 2009. Investing activities during 2010 include $4.4 million related to Casino Reinvestment Development Authority (“CRDA”) investment obligations and capital expenditures of $2.9 million. Investing activities during 2009 include capital expenditures of $22.1 million, of which approximately $17.0 million related to the construction of the Chairman Tower, $7.8 million of proceeds related to certain CRDA investments and $5.3 million related to CRDA investment obligations.

Our financing activities during the six months ended June 30, 2010 include $10.0 million of borrowings under the Initial DIP Note Purchase Agreement, which were used to fund operations through the Consummation Date, repayments of $2.5 million of our outstanding term loan and $0.3 million of capital lease obligations. During the six months ended June 30, 2009, our cash flows used in financing activities included repayments of $2.5 million of our outstanding term.

At June 30, 2010, we had $54.8 million in cash and cash equivalents and $481.4 million was outstanding under our 2007 Credit Agreement. We also had $1,249.0 million of Senior Notes outstanding. The filing of the Chapter 11 Case constituted an event of default or otherwise triggered repayment obligations under the Senior Notes and the 2007 Credit Agreement. As a result, all indebtedness outstanding under the Senior Notes and the 2007 Credit Agreement became automatically due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Debtors and the application of applicable bankruptcy law.

On the Consummation Date, pursuant to the Plan of Reorganization, the holders of claims under the 2007 Credit Agreement received, in full and final satisfaction of their claims, (i) $125.0 million in cash from the proceeds of the Rights Offering and (ii) the new Term Loans in the total principal amount of approximately $356.4 million on terms approved by the Bankruptcy Court as set forth in the Amended and Restated Credit Agreement. In addition, the indebtedness evidenced by the Senior Notes and the indenture pursuant to which the Senior Notes were issued were canceled on the Consummation Date and a pro rata distribution of 535,714 shares of the Company’s new common stock was made to holders of Senior Notes.

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

In January 2010, table game legislation was signed into Pennsylvania law which allows for the installation of table games at Pennsylvania’s authorized casinos. Pennsylvania table games became operational during July 2010. Competition from the Pennsylvania area casinos that are currently operational has adversely impacted Atlantic City casinos, including our casinos. Pennsylvania table games and the potential opening of additional Pennsylvania casinos could further adversely impact Atlantic City casinos, including our casinos.

The following analyses of our results of operations should be read in conjunction with and give consideration to the following:

Gross Gaming Revenues. For the three months ended June 30, 2010, gross gaming revenues in the Atlantic City market (as reported to the CCC) decreased 7.1% due to a 6.7% decrease in slot revenues and an 8.0% decrease in table game revenues compared to the three months ended June 30, 2009. For the three months ended June 30, 2010, we experienced a 7.0% decrease in overall gross gaming revenues comprised of a 5.6% decrease in slot revenues and a 10.1% decrease in table game revenues compared to the prior-year period.

For the six months ended June 30, 2010, gross gaming revenues in the Atlantic City market (as reported to the CCC) decreased 8.4% due to an 8.3% decrease in slot revenues and an 8.7% decrease in table game revenues compared to the six months ended June 30, 2009. Gross gaming revenues in the Atlantic City market were negatively impacted by severe winter weather during the first quarter of 2010. For the six months ended June 30, 2010, we experienced a 12.5% decrease in overall gross gaming revenues comprised of a 10.5% decrease in slot revenues and a 16.5% decrease in table game revenues compared to the prior-year period.

Health Care Benefit Refund. During March 2010, a $1.4 million refund received from a health care provider due to overbillings was recorded as a reduction in payroll and related costs during the three months ended March 31, 2010 ($0.7 million at Trump Taj Mahal; $0.3 million at Trump Plaza; $0.3 million at Trump Marina and $0.1 million at corporate and other).

Impairment Charges. We review our long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets might not be recoverable. During the three and six months ended June 30, 2009, based upon the results of our testing, we recorded impairment charges totaling $536.2 million related to Trump Plaza’s and Trump Marina’s long-lived assets.

We review our indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if events or circumstances indicate that the value of those intangible assets might be impaired. We recognized intangible asset impairment charges related to Trump Taj Mahal and Trump Plaza trademarks totaling $20.5 million during the three and six months ended June 30, 2009.

Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with Topic 852 – “Reorganizations” of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) (“ASC 852”) and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The ability of the Company to continue as a going concern is contingent upon, among other things; (i) the ability of the Company to generate cash from operations and to maintain adequate cash on hand and (ii) the Company’s ability to achieve profitability. There can be no assurance that the Company will be able to successfully achieve these objectives in order to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern. The accompanying condensed consolidated financial statements also do not reflect any of the transactions that occurred on the Consummation Date.

The following table includes selected data of our casino properties and should be read with the following discussion of our results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gaming revenues
Trump Taj Mahal	$96.5	$102.5	$190.5	$219.8
Trump Plaza	48.4	53.3	91.0	102.4
Trump Marina	37.4	40.6	71.6	81.9

Total	$182.3	$196.4	$353.1	$404.1

Net revenues
Trump Taj Mahal	$97.6	$103.6	$191.7	$211.8
Trump Plaza	47.6	52.1	89.5	98.7
Trump Marina	36.1	39.5	68.5	76.9

Total	$181.3	$195.2	$349.7	$387.4

Income (loss) from operations
Trump Taj Mahal	$0.4	$(1.7)	$(1.1)	$0.1
Trump Plaza	(0.3)	(349.5)	(3.3)	(358.3)
Trump Marina	(3.2)	(204.8)	(7.9)	(207.6)
Corporate and other	(6.9)	(10.1)	(19.0)	(27.2)

Total	$(10.0)	$(566.1)	$(31.3)	$(593.0)

Depreciation and amortization
Trump Taj Mahal	$9.5	$10.2	$19.3	$20.6
Trump Plaza	1.0	3.7	2.0	7.6
Trump Marina	0.6	0.2	1.3	0.4
Corporate and other	—	0.1	0.1	0.1

Total	$11.1	$14.2	$22.7	$28.7

Intangible and other asset impairment charges
Trump Taj Mahal	$—	$3.7	$—	$3.7
Trump Plaza	—	347.8	—	347.8
Trump Marina	—	205.2	—	205.2

Total	$—	$556.7	$—	$556.7

Reorganization expense
Trump Taj Mahal	$—	$—	$—	$4.6
Trump Plaza	—	—	—	2.3
Corporate and other	2.6	4.8	10.4	16.7

Total	$2.6	$4.8	$10.4	$23.6

Comparison of Three-Month Periods Ended June 30, 2010 and 2009.

Trump Taj Mahal – Net revenues decreased $6.0 million principally due to a $6.0 million decrease in gaming revenues. Gaming revenues decreased due to a $4.3 million decrease in table games revenue and a $1.7 million decrease in slot revenue. The decrease in table games revenue was due to an 18% decrease in table game play partially offset by a slight increase in table hold percentage. Slot revenue decreased principally due to a 1.5% decrease in slot handle.

Before non-cash intangible asset impairment charges recognized during the three months ended June 30, 2009, income from operations decreased $1.6 million due the decrease in net revenues partially offset by a $4.4 million decrease in operating costs and expenses. Total operating costs and expenses decreased principally due to: a $3.4 million decrease in provisions for doubtful accounts; a $1.9 million decrease in payroll and related costs; and a $0.9 million decrease in marketing and entertainment costs. These decreases were partially offset by (i) a $1.6 million increase in provisions related to our CRDA investments as the 2009 period includes reversals of provisions due to the receipt of proceeds which were funded from certain of our CRDA investments and (ii) a $0.8 million increase in depreciation expense.

Trump Plaza – Net revenues decreased $4.5 million principally due to a $4.9 million decrease in gaming revenues. Gaming revenues decreased due to a $3.2 million decrease in slot revenue and a $1.7 million decrease in table games revenue. Slot revenue decreased principally due to an 8% decrease in slot handle. The decrease in table games revenue was due to an 18% decrease in table game play partially offset by an increase in table hold percentage.

Loss from operations was $0.3 million during the three months ended June 30, 2010 compared to a loss from operations before non-cash asset impairment charges of $1.7 million during the three months ended June 30, 2009. The decrease in net revenues was more than offset by a $5.9 million decrease in operating expenses. The decrease in operating expenses was primarily attributable to: a $2.7 million decrease in depreciation and amortization expense, principally due to a reduction in the depreciable basis of long-lived assets as a result of impairment charges recorded during the second quarter of 2009; a $1.6 million decrease in promotional expenses; and a $1.6 million decrease in payroll and related costs.

Trump Marina – Net revenues decreased $3.4 million principally due to a $3.2 million decrease in slot revenues. The decrease in slot revenues was principally due to a 9% decrease in slot handle.

Before non-cash intangible asset impairment charges recognized during the three months ended June 30, 2009, income from operations decreased $3.6 million due the decrease in net revenues and a $0.2 million increase in operating costs and expenses. The increase in operating expenses was principally due to a $0.5 million increase in depreciation expense and a $0.4 million increase in utility costs partially offset by a $0.7 million decrease in payroll and related costs.

Corporate and Other – Corporate and other expenses excluding reorganization expenses in 2010 and 2009, decreased $1.0 million principally due to decreases in payroll and related costs and stock-based compensation expense.

Interest Income – Interest income was $0.3 million during the three months ended June 30, 2010 compared to $0.4 million during the three months ended June 30, 2009 due to lower average invested cash and cash equivalents and interest rates.

Interest Expense – Interest expense was $11.0 million during the three months ended June 30, 2010 compared to $38.9 million during the three months ended June 30, 2009. We ceased recording contractual interest expense on the Senior Notes on October 7, 2009.

Comparison of Six-Month Periods Ended June 30, 2010 and 2009.

Trump Taj Mahal – Net revenues decreased $20.1 million principally due to a $29.3 million decrease in gaming revenues partially offset by a $7.9 million decrease in gaming promotional offers and a $1.5 million increase in cash rooms revenue. Gaming revenues decreased due to an $18.1 million decrease in table games revenue and an $11.2 million decrease in slot revenue. The decrease in table games revenue was due to a 26% decrease in table game play partially offset by a slight increase in table hold percentage. Slot revenue decreased principally due to an 8% decrease in slot handle.

Before non-cash reorganization expense and an intangible asset impairment charge recognized during the six months ended June 30, 2009, income from operations decreased $9.5 million as the decrease in net revenues was partially offset by a $10.6 million decrease in operating costs and expenses. Total operating costs and expenses decreased principally due to: a $3.7 million decrease in payroll and related costs; a $3.4 million decrease in provisions for doubtful accounts; a $2.7 million decrease in gaming taxes and regulatory fees, principally due to the lower gaming revenues; a $1.6 million decrease in insurance costs; and a $1.3 million decrease in depreciation expense. These decreases were partially offset by (i) higher expense related to CRDA investments due to the receipt of CRDA investment proceeds during 2009, which resulted in a $1.6 million reduction in expense in 2009 and (ii) a $1.0 million increase in general and administrative expenses.

Trump Plaza – Net revenues decreased $9.2 million principally due to an $11.4 million decrease in gaming revenues partially offset by a $1.8 million decrease in gaming promotional offers. Gaming revenues decreased due to an $8.8 million decrease in slot revenue and a $2.6 million decrease in table games revenue. Slot revenue decreased principally due to a 12% decrease in slot handle. The decrease in table games revenue was due to a 23% decrease in table game play partially offset by an increase in table hold percentage.

Loss from operations was $3.3 million during the six months ended June 30, 2010 compared to a loss from operations before non-cash reorganization expenses and asset impairment charges of $8.2 million during the six months ended June 30, 2009. The decrease in net revenues was more than offset by a $14.1 million decrease in operating expenses. The decrease in operating expenses was primarily attributable to: a $5.6 million decrease in depreciation and amortization expense, principally due to a reduction in the depreciable basis of long-lived assets as a result of impairment charges recorded during the second quarter of 2009; a $3.4 million decrease in promotional expenses; a $3.1 million decrease in payroll and related costs; a $1.0 million decrease in gaming taxes and regulatory fees, principally due to the lower gaming revenues; and a $0.6 million decrease in general and administrative expenses.

Trump Marina – Net revenues decreased $8.4 million due to a $10.3 million decrease in gaming revenues partially offset by a $2.5 million decrease in gaming promotional offers. Gaming revenues decreased due to a $8.6 million decrease in slot revenue and a $1.7 million decrease in table games revenue. The decrease in slot revenue was principally due to a 14% decrease in slot handle.

Loss from operations was $7.9 million during the six months ended June 30, 2010 compared to a loss from operations before non-cash asset impairment charges of $2.4 million during the six months ended June 30, 2009. The decrease in net revenues was partially offset by a $2.9 million decrease in operating expenses. The decrease in operating expenses was principally due to: a $2.3 million decrease in payroll and related costs; a $0.8 million decrease in gaming taxes and regulatory fees; and a $0.7 million decrease in promotional expenses. These decrease were partially offset by a $0.9 million increase in depreciation expense.

Corporate and Other – Corporate and other expenses excluding reorganization expenses in 2010 and 2009, decreased $1.9 million principally due to decreases in payroll and related costs, stock-based compensation expense and general and administrative expenses. These decreases were partially offset by higher insurance costs.

Interest Income – Interest income was $0.6 million during the six months ended June 30, 2010 compared to $0.9 million during the six months ended June 30, 2009 due to lower average invested cash and cash equivalents and interest rates.

Interest Expense – Interest expense was $21.9 million during the six months ended June 30, 2010 compared to $78.1 million during the six months ended June 30, 2009. We ceased recording contractual interest expense on the Senior Notes on October 7, 2009.

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

Based upon the terms of the Plan of Reorganization, we believe that we will be required to implement fresh-start accounting as of July 16, 2010, the date on which the Plan of Reorganization was consummated, in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 852 – “Reorganizations” which requires that the assets and liabilities of the reorganized company be recorded at fair value. The application of fresh-start accounting is expected to result in material changes in the amounts and classifications of the Company’s assets and liabilities and, as a result, our operations subsequent to the Consummation Date will not be comparable to periods prior to the Consummation Date. However, the potential impact has not yet been determined at this time.

Intangible Assets—We had approximately $34.6 million of intangible assets recorded on our balance sheet at June 30, 2010. We regularly evaluate our businesses for potential impairment indicators. Additionally, we perform impairment testing related to our indefinite-lived intangible assets at least annually. Our judgments regarding the existence of impairment indicators are based on, among other things, pending sales of assets, the regulatory and competitive status, operational performance of each of our businesses, and financial market valuations of conditions surrounding our business entities and the gaming industry. Future events, such as the failure to meet or exceed our operating plans, increased competition, the enactment of increased gaming or tax rates, or changes in market valuations could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Property and Equipment - Our operations are capital intensive and we make capital investments at each of our properties in the form of maintenance capital and, from time to time, expansion and product enhancement capital. At June 30, 2010, we had approximately $1,115.9 million of net property and equipment recorded on our balance sheet. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimates of the useful lives are based on the nature of the assets as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record additional impairment charges for these assets.

TrumpONE Liability - Our unified player’s program, TrumpONE, allows customers to accumulate certain point-based rewards based on the volume of their gaming activity. TrumpONE customers may earn comp dollars redeemable for complimentary food, beverage and retail items and “cash-back points” which are redeemable in cash. Comp dollars and cash-back points accumulate over time and may be redeemed at the customer’s discretion under the terms of the program. Comp dollars and cash-back points are forfeited if a customer does not redeem earned rewards over a specified period of time. As a result of the ability of the customer to accumulate comp dollars and cash-back points, we accrue the associated expense, after giving effect to estimated forfeitures, as they are earned. At June 30, 2010, $2.8 million was accrued related to comp dollars and $1.2 million was accrued related to cash-back points earned under this program. Our accruals could be significantly affected if estimated forfeitures vary from historical levels or changes occur in the cost of providing complimentary food, beverage and retail items under the TrumpONE program. Management reviews our accruals for adequacy at the end of each reporting period.

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

The following table provides information about our debt obligations existing as of June 30, 2010 that were sensitive to changes in interest rates. The following table also presents principal cash flows and related weighted average interest rates by expected maturity date of such debt obligations, except capitalized lease obligations. The table below does not reflect any of the changes in the Company’s debt obligations that occurred on the Consummation Date pursuant to the Plan of Reorganization.

(Dollars in millions)	Remainder of 2010	2011	2012	2013	2014	Therafter	Total
Fixed rate debt maturities	$1,249.0	$—	$—	$—	$—	$—	$1,249.0
Average interest rate	8.5%
Variable rate debt maturities	$481.4	$—	$—	$—	$—	$—	$481.4
Average interest rate	8.2%

As previously discussed, on February 17, 2009, the Company and certain of its subsidiaries filed the Chapter 11 Case. The filing of the Chapter 11 Case constituted an event of default and therefore triggered repayment obligations under the Senior Notes and 2007 Credit Agreement. As a result, all indebtedness outstanding under the Senior Notes and the 2007 Credit Agreement (which has a cross-default provision with the Senior Notes) became automatically due and payable. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. The Company has classified the indebtedness under the Senior Notes and the 2007 Credit Agreement within liabilities subject to compromise in its Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009.

Due to the event of default (i) the interest rate on any overdue principal or interest relating to the Senior Notes increased by an additional 1% per annum in excess of the 8.5% interest rate (as of June 30, 2010, we were past due on our December 1, 2008, June 1, 2009, December 31, 2009 and June 1, 2010 interest payments) and (ii) the interest rate under the 2007 Credit Agreement increased by an additional 2% in excess of the otherwise applicable interest rate on amounts outstanding under the 2007 Credit Agreement.

As discussed above, our long term indebtedness was reduced and restructured on the Consummation Date pursuant to the Plan of Reorganization.

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

In addition to the other information set forth in this Report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10–K for the year ended December 31, 2009 (the “2009 Annual Report”). The risks described in our 2009 Annual Report, as updated by our quarterly reports on Form 10–Q, are not the only risks we face.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On the Consummation Date, all existing shares of the Company’s old common stock were cancelled pursuant to the Plan of Reorganization. In addition, pursuant to the Plan of Reorganization, on the Consummation Date, the Company issued (i) approximately 9,642,858 shares of new common stock pursuant to the Rights Offering to subscribing holders of the Senior Notes and the Backstop Parties; (ii) 535,714 shares of new common stock and the DJT Warrants to Mr. Trump; and (iii) a distribution of 535,714 shares of new common stock to holders of Senior Notes, which shares were distributed pro rata among such holders. Based on the Confirmation Order and Plan of Reorganization, the issuance of shares of the Company’s new common stock and the DJT Warrants (including shares of new common stock issuable upon exercise thereof) described in the preceding sentence was exempt from registration requirements of the Securities Act of 1933, as amended, in reliance on Section 1145 of the Bankruptcy Code and/or Section 4(2) of the Securities Act.

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

TRUMP ENTERTAINMENT RESORTS, INC. (Registrant)

Date: August 13, 2010	By:	/s/ JOHN P. BURKE
John P. Burke Executive Vice President, Chief Financial Officer and Corporate Treasurer of Trump Entertainment Resorts, Inc.

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification by the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002