Form 10-Q
period 2010-09-30
TRUMP ENTERTAINMENT RESORTS, INC.
filed 2010-11-15
CIK 943320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

As of November 15, 2010, there were 10,714,286 shares of new common stock of Trump Entertainment Resorts, Inc. outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except share and per share data)

	Reorganized Company	Predecessor Company
	September 30, 2010	December 31, 2009
Current assets:
Cash and cash equivalents	$118,360	$66,084
Accounts receivable, net	30,284	31,890
Accounts receivable, other	14,086	5,136
Property taxes receivable	3,935	3,981
Inventories	4,781	5,033
Deferred income taxes	556	2,293
Prepaid expenses and other current assets	22,524	17,431

Total current assets	194,526	131,848

Net property and equipment	462,861	1,134,027
Other assets:
Intangible assets, net	8,700	35,113
Property taxes receivable	9,129	12,585
Other assets, net	68,899	83,196

Total other assets	86,728	130,894

Total assets	$744,115	$1,396,769

Current liabilities:
Current maturities of long-term debt	$4,100	$661
Accounts payable	60,389	28,887
Accrued payroll and related expenses	27,023	22,358
Income taxes payable	8,348	8,348
Accrued interest payable	13,436	11,310
Self-insurance reserves	14,614	17,290
Other current liabilities	30,848	30,903

Total current liabilities	158,758	119,757

Liabilities subject to compromise	—	1,890,608
Long-term debt, net of current maturities	348,316	6,570
Deferred income taxes	556	47,523
Other long-term liabilities	21,138	23,989
Equity (deficit):
Preferred stock:
$.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	—
$1 par value; 1,000,000 shares authorized, no shares issued and outstanding		—
Common stock:
$.001 par value; 20,000,000 shares authorized, 10,714,286 shares issued and outstanding	11
$.001 par value; 75,000,000 shares authorized, 31,270,345 shares issued and outstanding		31
Class B Common stock (Predecessor Company), $0.001 par value; 1,000 shares authorized, 900 shares issued and outstanding		—
Additional paid-in capital	224,989	467,787
Accumulated deficit	(9,653)	(999,857)
Noncontrolling interest in subsidiaries	—	(159,639)

Total equity (deficit)	215,347	(691,678)

Total liabilities and equity (deficit)	$744,115	$1,396,769

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except share and per share data)

	Reorganized Company	Predecessor Company
	For the Period From July 16, 2010 Through September 30, 2010	For the Period From July 1, 2010 Through July 15, 2010	For the Three Months Ended September 30, 2009
Revenues:
Gaming	$167,683	$40,135	$221,296
Rooms	24,588	5,376	29,107
Food and beverage	25,408	5,648	30,038
Other	12,341	3,238	14,318

	230,020	54,397	294,759
Less promotional allowances	(60,795)	(13,723)	(66,476)

Net revenues	169,225	40,674	228,283
Costs and expenses:
Gaming	81,180	18,835	101,544
Rooms	5,782	1,130	6,676
Food and beverage	12,665	2,929	15,889
General and administrative	53,316	21,937	64,456
Corporate and other	9,033	765	3,900
Corporate - related party	8	87	527
Depreciation and amortization	7,568	1,904	11,815

	169,552	47,587	204,807

(Loss) income from operations	(327)	(6,913)	23,476
Net (gain) loss on reorganization related items and fresh start adjustments	—	751,981	(4,541)
Non-operating income (expense):
Interest income	311	40	309
Interest expense	(9,637)	(1,839)	(38,999)

	(9,326)	(1,799)	(38,690)

Net (loss) income	$(9,653)	743,269	(19,755)

Less: Net loss attributable to the noncontrolling interest		11,097	4,642

Net (loss) income attributable to Trump Entertainment Resorts, Inc.		$754,366	$(15,113)

Earnings per share:
Net (loss) income per share attributable to Trump Entertainment Resorts, Inc. common shareholders - basic	$(0.90)	$24.12	$(0.48)
Net (loss) income per share attributable to Trump Entertainment Resorts, Inc. common shareholders - diluted	$(0.90)	$18.29	$(0.48)
Weighted average shares outstanding:
Basic	10,714,286	31,270,345	31,707,473
Diluted	10,714,286	40,647,829	31,707,473

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except share and per share data)

	Reorganized Company	Predecessor Company
	For the Period From July 16, 2010 Through September 30, 2010	For the Period From January 1, 2010 Through July 15, 2010	For the Nine Months Ended September 30, 2009
Revenues:
Gaming	$167,683	$393,206	$625,423
Rooms	24,588	49,382	72,195
Food and beverage	25,408	50,583	77,725
Other	12,341	20,520	32,889

	230,020	513,691	808,232
Less promotional allowances	(60,795)	(123,324)	(192,547)

Net revenues	169,225	390,367	615,685
Costs and expenses:
Gaming	81,180	203,450	309,498
Rooms	5,782	11,243	15,558
Food and beverage	12,665	27,117	39,942
General and administrative	53,316	142,398	184,458
Corporate and other	9,033	8,291	13,160
Corporate - related party	8	1,128	1,687
Depreciation and amortization	7,568	24,563	40,494
Intangible and other asset impairment charges	—	—	556,733

	169,552	418,190	1,161,530

Loss from operations	(327)	(27,823)	(545,845)
Net gain (loss) on reorganization related items and fresh start adjustments	—	741,552	(28,173)
Non-operating income (expense):
Interest income	311	594	1,227
Interest expense	(9,637)	(23,784)	(117,122)
Income related to termination of Marina Agreement	—	—	15,196

	(9,326)	(23,190)	(100,699)

(Loss) income before income taxes	(9,653)	690,539	(674,717)
Income tax benefit	—	—	8,324

Net (loss) income	$(9,653)	690,539	(666,393)

Less: Net loss attributable to the noncontrolling interest		23,489	158,033

Net (loss) income attributable to Trump Entertainment Resorts, Inc.		$714,028	$(508,360)

Earnings per share:
Net (loss) income per share attributable to Trump Entertainment Resorts, Inc. common shareholders - basic	$(0.90)	$22.83	$(16.03)
Net (loss) income per share attributable to Trump Entertainment Resorts, Inc. common shareholders - diluted	$(0.90)	$16.99	$(16.03)
Weighted average shares outstanding:
Basic	10,714,286	31,270,345	31,713,447
Diluted	10,714,286	40,647,829	31,713,447

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICT)

(unaudited)

(in thousands, except share data)

	Trump Entertainment Resorts, Inc. Shareholders
	Shares	Common Stock	Shares	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Deficit
Predecessor Company:
Balance, December 31, 2009	31,270,345	$31	900	$—	$467,787	$(999,857)	$(159,639)	$(691,678)
Stock-based compensation expense	—	—	—	—	91	—	28	119
Net income	—	—	—	—	—	714,028	(23,489)	690,539
Elimination of total deficit in accordance with fresh start reporting	(31,270,345)	(31)	(900)	—	(467,878)	285,829	183,100	1,020

Balance, July 15, 2010	—	$—	—	$—	$—	$—	$—	$—

	Shares	Common Stock	Shares	Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Total Equity
Reorganized Company:
Capitalization of Company on July 16, 2010	10,714,286	$11	—	$—	$224,989	$—	$225,000
Net loss	—	—	—	—	—	(9,653)	(9,653)

Balance, September 30, 2010	10,714,286	$11	—	$—	$224,989	$(9,653)	$215,347

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Reorganized Company	Predecessor Company
	For the Period From July 16, 2010 Through September 30, 2010	For the Period From January 1, 2010 Through July 15, 2010	For the Nine Months Ended September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,653)	$690,539	$(666,393)
Adjustments to reconcile net (loss) income to net cash flows (used in) provided by operating activities:
Deferred income taxes	—	—	(8,324)
Depreciation and amortization	7,568	24,563	40,494
Accretion of interest income related to property tax settlement	(138)	(360)	(619)
Provisions for losses on receivables	1,627	5,382	11,566
Valuation allowance - CRDA investments	667	10,892	(39)
Stock-based compensation expense	—	119	903
Non-cash reorganization (income) expense	—	(790,492)	14,432
Intangible and other asset impairment charges	—	—	556,733
Income related to termination of Marina Agreement	—	—	(15,196)
Amortization of deferred financing costs	—	—	470
Changes in operating assets and liabilities:
Increase in receivables	(455)	(4,308)	(13,801)
Decrease in inventories	154	35	1,114
Decrease in property taxes receivable	—	4,000	4,000
Decrease (increase) in prepaid expenses and other current assets	473	(814)	(5,838)
(Increase) decrease in other assets	(4,083)	3,814	(779)
(Decrease) increase in accounts payable, accrued expenses and other current liabilities	(18,880)	45,378	13,386
(Decrease) increase in accrued interest payable	(888)	2,903	85,133
Decrease in other long-term liabilities	(174)	(667)	(2,910)

Net cash flows (used in) provided by operating activities	(23,782)	(9,016)	14,332

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(866)	(3,009)	(24,744)
Purchases of CRDA investments, net	—	(6,698)	(7,798)
Proceeds from CRDA investments	—	—	8,178
Decrease in restricted cash	—	—	2,807

Net cash flows used in investing activities	(866)	(9,707)	(21,557)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under DIP Note Purchase Agreement	—	10,000	—
Repayments under DIP Note Purchase Agreement	(10,000)	—	—
Cash distribution to holders of Senior Notes	(580)	—	—
Repayments of other long-term debt	(162)	(318)	(291)
Repayments of term loan	(125,835)	(2,458)	(3,694)
Proceeds from Rights Offering	225,000	—	—

Net cash flows provided by (used in) financing activities	88,423	7,224	(3,985)

Net increase (decrease) in cash and cash equivalents	63,775	(11,499)	(11,210)
Cash and cash equivalents at beginning of period	54,585	66,084	86,183

Cash and cash equivalents at end of period	$118,360	$54,585	$74,973

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$8,670	$22,736	$31,517
Cash paid for income taxes	—	—	—
Equipment purchased under capital leases	—	—	1,547
(Decrease) increase in accounts payable for accrued purchases of property and equipment	(300)	1,122	(14,531)

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

Chapter 11 Case

On February 17, 2009 (the “Petition Date”), TER and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of New Jersey in Camden, New Jersey (the “Bankruptcy Court”) seeking relief under the provisions of chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). These chapter 11 cases were jointly administered under the caption In re: TCI 2 Holdings, LLC, et al Debtors, Chapter 11 Case Nos.: 09-13654 through 09-13656 and 09-13658 through 09-13664 (JHW) (the “Chapter 11 Case”).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(dollars in thousands, except share and per share data)

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

Pursuant to the Plan of Reorganization, on the Consummation Date, the following occurred:

•

TER Holdings, TER and certain subsidiaries of TER (the “Subsidiary Guarantors”), each as reorganized pursuant to the Plan of Reorganization, entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with Beal Bank, SSB, as collateral agent and administrative agent, and Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP (collectively, “Icahn Partners”), as initial lenders. The indebtedness under the Amended and Restated Credit Agreement represents term loans (collectively, the “Term Loans”), in the total principal amount, as of the Consummation Date, of approximately $356,375, of which, as of the Consummation Date, $334,000 comprised the Interest Bearing Component (as defined in the Amended and Restated Credit Agreement) and approximately $22,375 comprised the Non-Interest Component (as defined in the Amended and Restated Credit Agreement). A copy of the Amended and Restated Credit Agreement was attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2010;

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(dollars in thousands, except share and per share data)

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

•	general unsecured creditors will receive the lesser of (a) $0.0078 per dollar of the principal or face amount of allowed general unsecured claims or (b) such holder’s pro rata share of $1,206;

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

•	A new board of directors of the Company was appointed effective as of the Consummation Date.

As the transactions described above were not consummated until July 16, 2010, they are not reflected in the historical financial statements of the predecessor company for periods prior to that date.

Prior to the Consummation Date, the holders of claims under the Company’s prepetition first lien credit facility and the agent under the pre-petition first lien credit facility appealed the Confirmation Order and commenced other legal proceedings against the Company and certain other parties. These proceedings remained pending on the Consummation Date.

On September 21, 2010, TER and certain of its subsidiaries (as reorganized, the “Reorganized Debtors”) entered into a Global Settlement Agreement (the “Settlement Agreement”), dated as of September 21, 2010, with Beal Bank, SSB (“Beal Bank”), in its capacity as administrative agent and collateral agent under the Prepetition First Lien Credit Agreement and under the Amended and Restated Credit Agreement and as a prior lender under the Prepetition First Lien Credit Agreement, and Icahn Partners, pursuant to which the parties agreed to end all outstanding disputes and litigation between them relating to the Reorganized Debtors, the Debtors’ Chapter 11 Case, and/or the Plan of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(dollars in thousands, except share and per share data)

Reorganization. A copy of the Settlement Agreement was attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 24, 2010. The description of the Settlement Agreement set forth below is not complete and is qualified in its entirety by the full text of such agreement.

On October 5, 2010, the Bankruptcy Court approved the Settlement Agreement. The settlement terms set forth in the Settlement Agreement became effective on October 6, 2010. Pursuant to the Settlement Agreement, (i) all then pending proceedings involving the parties arising from, relating to, or in any way connected with certain matters that were in litigation relating to the Plan of Reorganization (the “Litigation Matters”) were dismissed and/or withdrawn by the parties with prejudice and (ii) the Amended and Restated Credit Agreement was amended in the manner described below.

The following is a brief description of the Litigation Matters that were dismissed or withdrawn pursuant to the Settlement Agreement and the Bankruptcy Court Approval Order:

•

Confirmation Appeal – Beal Bank and Icahn Partners (collectively, the “First Lien Lenders”) appealed the Confirmation Order, which was entered after a nine-day confirmation trial held during the first quarter of 2010. In connection with the Confirmation Appeal, the First Lien Lenders raised numerous issues involving, among others, feasibility, cramdown, market rate of interest, the application of section 1111(b) of the Bankruptcy Code, and the reasonableness of the settlement agreement with Mr. Trump. The Reorganized Debtors moved to have the Confirmation Appeal dismissed on various grounds, including equitable mootness.

•

Recharacterization Motion – Prior to confirmation of the Plan of Reorganization, the Debtors filed a motion and certain other related pleadings in the Bankruptcy Court seeking, among other things, to recharacterize a portion of the cash payments paid to the First Lien Lenders during the pendency of the bankruptcy case pursuant to the Final Cash Collateral Order (as defined in the Settlement Agreement) as a repayment of principal of their prepetition loans. Whether recharacterization was appropriate and, if so, the amount to be recharacterized, were to have been the subject of proceedings before the Bankruptcy Court.

•

CRDA Lawsuit – On May 28, 2010, prior to the Consummation Date, the First Lien Lenders commenced an adversary proceeding in the Bankruptcy Court asserting that certain of the Debtors’ proposed transactions with the New Jersey Casino Reinvestment Development Authority (the “CRDA”) violated the Prepetition First Lien Credit Agreement and the Final Cash Collateral Order (the “CRDA Lawsuit”). Pursuant to these proposed transactions, as part of the CRDA’s credit donation program, the Debtors were to receive a cash payment of approximately $9,590 from the CRDA in exchange for a donation of approximately $28,393 in previous deposits made by the Debtors to the CRDA (the “CRDA Transaction”). Following commencement of this proceeding by the First Lien Lenders, the Debtors agreed not to take any further steps to consummate such transactions until after the Consummation Date, and filed a counterclaim seeking a declaratory judgment that the CRDA Transaction is permitted under the terms of the Amended and Restated Credit Agreement. These issues were to have been determined by the Bankruptcy Court.

•	Fee Objections – The Debtors filed a number of objections to certain demands made by the First Lien Lenders for reimbursement of professional fees incurred in connection with the Chapter 11 Case.

•

Prepayment Disallowance Motion - Prior to the Consummation Date, the First Lien Lenders asserted that the $125,000 cash payment to be received by them on the Consummation Date in accordance with the terms of the Plan of Reorganization would trigger an obligation of the Debtors or Reorganized Debtors to pay a $4,245 prepayment premium under the Prepetition First Lien Credit Agreement and the Final Cash Collateral Order. In response, the Reorganized Debtors filed a motion in the Bankruptcy Court seeking the disallowance of any prepayment premium asserted.

•

Administrative Expense Claims – The First Lien Lenders submitted a formal request to the Reorganized Debtors for payment of administrative expense claims on account of certain purported adequate protection claims they have asserted for diminution in the value in their prepetition collateral. The Reorganized Debtors disputed these amounts.

•

Intercreditor Lawsuit – Prior to the confirmation hearing, Beal Bank filed a lawsuit (the “Intercreditor Lawsuit”) in New York state court against the members of the Ad Hoc Committee, asserting breaches of the Intercreditor Agreement, dated December 21, 2007, between Beal Bank and U.S. Bank National

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(dollars in thousands, except share and per share data)

Association, as indenture trustee for the Senior Notes (the “Intercreditor Agreement”). Among other things, Beal Bank sought a declaratory judgment that the members of the Ad Hoc Committee violated the Intercreditor Agreement by (1) objecting to a competing plan of reorganization filed by Beal Bank and Icahn Partners and prosecuting their own plan of reorganization, and (2) seeking recharacterization of payments made to the First Lien Lenders during the Debtors’ chapter 11 cases. In addition, the Intercreditor Lawsuit requested an award of money damages for such alleged violations of the Intercreditor Agreement.

Pursuant to the Settlement Agreement, on October 6, 2010, as noted above, the settlement terms set forth in the Settlement Agreement became effective in accordance with its terms, and the following occurred:

•

the Amended and Restated Credit Agreement was deemed to be amended pursuant to a Third Amendment to Amended and Restated Credit Agreement (the “Third Amendment”), as described below, the executed Third Amendment was released from escrow, and new promissory notes, giving effect to the Third Amendment, were issued under the Amended and Restated Credit Agreement, in substitution for the promissory notes originally issued on the Consummation Date;

•

Beal Bank and the Icahn Parties executed and filed Stipulations of Dismissal with respect to the Litigation Matters relating to the Plan of Reorganization described above. Upon the filing of such Stipulations of Dismissal, the First Lien Lenders do not have any right or ability to pursue such litigation and the claims asserted therein were dismissed with prejudice. In return, the Reorganized Debtors do not have any right, ability or claim to recharacterize or impair any amounts paid or payable to the First Lien Lenders with respect to any amounts paid or payable on or prior to the Consummation Date pursuant to the Final Cash Collateral Order, the Plan of Reorganization, or the Prepetition First Lien Credit Agreement;

•

the First Lien Lenders agreed not to seek any prepayment premiums, penalties, or fees from the Debtors or the Reorganized Debtors arising under or resulting from the Plan of Reorganization or the transactions consummated pursuant to the Plan of Reorganization;

•

the First Lien Lenders agreed to support the payment of all the Debtors’ professional fees and expenses relating to the Chapter 11 Case, and the payment of any and all fees, costs and expenses, asserted in the fee application filed by the Ad Hoc Committee;

•

the First Lien Lenders consented to the CRDA Transaction and agreed that all cash received by the Reorganized Debtors in connection with the CRDA Transaction would be retained by the Reorganized Debtors and would not be included in the calculation of available cash flow or net cash proceeds for purposes of the Amended and Restated Credit Agreement or be required to be used to prepay the loans under the Amended and Restated Credit Agreement;

•

the Reorganized Debtors paid $15,000 to Icahn Partners, which satisfied any and all obligations of the Reorganized Debtors under the Prepetition First Lien Credit Agreement to reimburse, advance or indemnify costs, fees, and expenses (including professional fees) incurred by the First Lien Lenders. Upon such payment, the First Lien Lenders released and discharged the Debtors and the Reorganized Debtors from and against any and all liabilities or obligations incurred by such parties; and

•

each party mutually waived, released and discharged, each other party (among others) from all claims and proceedings arising from, related to, or in any way connected with the matters which were in litigation relating to the Plan of Reorganization and the Chapter 11 Case.

As stated above, pursuant to the Settlement Agreement, the parties agreed to amend the Amended and Restated Credit Agreement pursuant to the Third Amendment, which became effective (and was released from escrow) on October 6, 2010, the effective date of the Settlement Agreement. Under the Third Amendment, which by its terms was retroactive to July 16, 2010, the initial principal amount of the interest-bearing portion of the term loans under the Amended and Restated Credit Agreement as of the Consummation Date was increased from $334,000 to $346,500, and the approximately $22,375 non-interest portion of the initial principal amount of the term loans under the Amended and Restated Credit Agreement was eliminated in its entirety (and references to the non-interest portion of the term loans in the Amended and Restated Credit Agreement were deleted). As a result, the total principal amount outstanding under the Amended and Restated Credit Agreement decreased from $356,375 to $346,500. The entire principal amount of the term loans under the Amended and Restated Credit Agreement bears interest at the fixed annual rate of 12%. The remaining terms of the Amended and Restated Credit Agreement remained unaltered except as otherwise required to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(dollars in thousands, except share and per share data)

implement the Settlement Agreement. The Third Amendment was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2010. Because the Third Amendment was effective retroactively to July 16, 2010, the Consummation Date, it is reflected in the Company’s consolidated financial statements as of September 30, 2010.

Donald J. Trump’s Abandonment of Limited Partnership Interests in TER Holdings

By letter dated February 13, 2009, Mr. Trump notified TER that he had abandoned any and all of his 23.5% direct limited partnership interest in TER Holdings and relinquished any and all rights under the Fourth Amended and Restated Agreement of Limited Partnership of TER Holdings (the “Partnership Agreement”) or otherwise with respect to TER Holdings and Mr. Trump’s limited partnership interest. TER’s consolidated financial statements reflect the allocation of income (loss) to the noncontrolling interest pursuant to the terms of the Partnership Agreement for periods presented prior to the Consummation Date.

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

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after September 30, 2010.

The condensed consolidated financial statements include our accounts and those of our controlled subsidiaries and partnerships. We have eliminated all intercompany transactions. We view each of our casino properties as operating segments and all such operating segments have been aggregated into one reporting segment.

Accounting Impact of Chapter 11 Case

From the filing on the Petition Date to the Consummation Date, our predecessor company operated as a debtor-in-possession under the jurisdiction of the Bankruptcy Court. Accordingly, the condensed consolidated financial statements for periods from the Petition Date through the Consummation Date were prepared in accordance with Topic 852 – “Reorganizations” of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) (“ASC 852”) which requires the reporting of pre-petition liabilities subject to compromise on the balance sheet at an estimate of the amount ultimately allowable by the Bankruptcy Court. ASC 852 also requires separate reporting of certain expenses relating to the Debtors’ Chapter 11 Case as reorganization items.

Liabilities subject to compromise in the Condensed Consolidated Balance Sheet as of December 31, 2009 related to certain of the liabilities of the Debtors incurred prior to the Petition Date. In accordance with ASC 852, liabilities subject to compromise are recorded at the estimated amount that is expected to be allowed as pre-petition claims in the Chapter 11 Case, even if they may be settled for lesser amounts in the future. Adjustments may result from negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, rejection of executory contracts and unexpired leases, proofs of claim, implementation of a plan of reorganization or other events.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(dollars in thousands, except share and per share data)

Liabilities subject to compromise consisted of the following:

December 31, 2009
Senior Notes	$1,248,969
2007 Credit Agreement	483,833
Accrued interest payable related to Senior Notes and 2007 Credit Facility	149,481
Accrued pre-petition professional fees	5,305
Amounts due under services agreement with Mr. Trump	2,000
Partnership distributions payable	1,020

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

The following table summarizes the net (gain) loss on reorganization and related items and fresh start adjustments for the periods indicated:

	For the Period From July 1, 2010 Through July 15, 2010	For the Period From January 1, 2010 Through July 15, 2010	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2009

Professional fees and other expenses	$38,511	$48,940	$4,541	$13,741
Cancellation of indebtedness income	(1,407,634)	(1,407,634)	—	—
Revaluation of assets and liabilities in connection with fresh start reporting	662,373	662,373	—	—
Effect of reorganization and fresh start reporting on deferred taxes	(45,231)	(45,231)	—	—
Deferred financing costs	—	—	—	14,432

Net (gain) loss on reorganization related items and fresh start adjustments	$(751,981)	$(741,552)	$4,541	$28,173

Subsequent to the Consummation Date, we recognized $3,805 of expense related to matters associated with our reorganization. These costs are included in Corporate and other expenses on the condensed consolidated statement of operations for the period from July 16, 2010 through September 30, 2010.

The Company was required to accrue interest expense during the Chapter 11 Case only to the extent that it was probable that such interest would be paid pursuant to the proceedings. Given that neither the Original Debtors’ Plan nor the AHC Plan provided for any recovery of interest expense related to the Senior Notes, the Company ceased recording contractual interest expense on the Senior Notes on October 7, 2009, the date on which the Bankruptcy Court approved both the Original Debtors’ Disclosure Statement and the AHC Disclosure Statement. The Company recorded interest expense under the contractual terms of its 2007 Credit Agreement and its DIP Note Purchase Agreement. Total consolidated interest expense would have been $7,103 during the period from July 1, 2010 through July 15, 2010 and $90,113 during the period from January 1, 2010 through July 15, 2010, respectively, had the Company recorded interest expense under the terms of its contractual agreements. For the three and nine months ended September 30, 2009, the Company recognized interest expense in accordance with the contractual terms of all of its debt and capitalized lease obligations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(dollars in thousands, except share and per share data)

Upon emergence from Chapter 11, we adopted fresh-start reporting in accordance with ASC 852. Under fresh-start reporting, a new entity was deemed to have been created (on the Consummation Date) for financial reporting purposes and the recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values. The term “Predecessor Company” refers to the Company and its subsidiaries for periods prior to and including July 15, 2010 and the term “Reorganized Company” refers to the Company and its subsidiaries for periods on and subsequent to July 16, 2010.

As a result of the adoption of fresh-start reporting, the Reorganized Company’s post-emergence financial statements are generally not comparable with the financial statements of the Predecessor Company prior to its emergence from bankruptcy, including the historical financial statements included in this report. Due to the adoption of fresh-start reporting, the Predecessor Company and the Reorganized Company financial statements are prepared on different bases of accounting. See Note 6 for a condensed consolidated balance sheet showing the impact of fresh-start reporting at July 16, 2010.

Recently Issued Accounting Pronouncements

In April 2010, the FASB issued guidance on accruing for jackpot liabilities. The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base jackpots and the incremental portion of progressive jackpots. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. This guidance should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. The Company does not expect the impact of this guidance to have a material effect on its consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

(3) Debt

As of September 30, 2010 and December 31, 2009, our debt consisted of the following:

	Reorganized Company September 30, 2010	Predecessor Company December 31, 2009
Senior Secured Credit Facility:
Term Loans - maturing December 31, 2015, interest and principal payments due quarterly at 12%	$345,665	$—
Term Loan - subject to compromise, maturing December 21, 2012, interest and principal payments due quarterly at LIBOR plus 5.2%, which includes 2% default interest	—	483,833
Senior Secured Notes - subject to compromise, due June 1, 2015, interest payable semi-annually at 8.5%, interest payments due June 1 and December 1	—	1,248,969
Other:
Capitalized lease obligations, payments due at various dates through 2028, secured by slot and other equipment, interest at 8.5% to 12.0%	6,751	7,231

Total long-term debt	352,416	1,740,033
Less: current maturities and amounts subject to compromise	(4,100)	(1,733,463)

Long-term debt, net of current maturities and amounts subject to compromise	$348,316	$6,570

Amended and Restated Credit Agreement – On the Consummation Date, TER Holdings, TER and the Subsidiary Guarantors, each as reorganized pursuant to the Plan of Reorganization, entered into the Amended and Restated Credit Agreement with Beal Bank, SSB, as collateral agent and administrative agent, and Icahn Partners LP, Icahn Partners

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(dollars in thousands, except share and per share data)

Master Fund LP, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP, as initial lenders. As of the Consummation Date, the indebtedness under the Amended and Restated Credit Agreement represented Term Loans, in the total principal amount of approximately $356,375, of which, $334,000 comprised the interest-bearing portion and approximately $22,375 comprised the non-interest portion.

As discussed in Note 1, on October 5, 2010, the Bankruptcy Court approved the Settlement Agreement. The Settlement Agreement became effective on October 6, 2010. Pursuant to the Settlement Agreement, the parties agreed to amend the Amended and Restated Credit Agreement pursuant to the Third Amendment, which became effective on the effective date of the Settlement Agreement. Under the Third Amendment, which by its terms was retroactive to July 16, 2010, the initial principal amount of the interest-bearing portion of the term loans under the Amended and Restated Credit Agreement as of the Consummation Date was increased from $334,000 to $346,500, and the approximately $22,375 non-interest portion of the initial principal amount of the term loans under the Amended and Restated Credit Agreement was eliminated in its entirety (and references to the non-interest portion of the term loans in the Amended and Restated Credit Agreement were deleted). As a result, the total principal amount outstanding under the Amended and Restated Credit Agreement decreased from approximately $356,375 to $346,500. The remaining terms of the Amended and Restated Credit Agreement remained unaltered except as otherwise required to implement the Settlement Agreement.

The Amended and Restated Credit Agreement requires quarterly principal amortization payments equal to 0.25% of the total outstanding amount of the Term Loans as of the effective date of the Settlement Agreement. All indebtedness outstanding under the Amended and Restated Credit Agreement matures on December 31, 2015. Until such maturity date, TER Holdings is required to pay interest on the unpaid principal amount of the Term Loans at a rate per annum equal to 12%, payable quarterly in arrears.

TER Holdings may elect, at its option, to prepay Term Loans outstanding under the Amended and Restated Credit Agreement, subject, during the eighteen month period after the Consummation Date, to a prepayment premium of: (x) in the case of an optional prepayment made during the period from the Consummation Date to the date that is six (6) calendar months thereafter (the “Six Month Date”), 2.00% of the aggregate principal amount of the Term Loans then being prepaid and (y) in the case of an optional prepayment made during the period following the Six Month Date to the date that is twelve (12) calendar months thereafter, 1.00% of the aggregate principal amount of the Term Loans then being prepaid. TER Holdings may be required to make mandatory prepayments of the Term Loans in connection with asset dispositions, debt and equity issuances and extraordinary receipts. In addition, beginning on March 31, 2011, and on each subsequent anniversary of such date that occurs prior to the maturity date, TER Holdings is required to offer to the lenders to prepay portions of the Term Loans equal to 50% of the Free Cash Flow (as defined in the Amended and Restated Credit Agreement) for the calendar year then most recently ended.

Amounts outstanding under the Amended and Restated Credit Agreement are guaranteed by the Company and certain of its direct and indirect subsidiaries and secured by a security interest in substantially all of the assets of the Company and its direct and indirect subsidiaries.

Under the Amended and Restated Credit Agreement, the Company and its subsidiaries are subject to certain affirmative and negative covenants. The negative covenants impose restrictions with respect to, among other things, (i) incurring liens, (ii) incurring debt, (iii) mergers or consolidations, (iv) sales or other dispositions of assets, (v) investments, (vi) dividends or distributions on, or repurchases of, equity interests, (vii) prepaying or repurchasing debt and (viii) certain capital expenditures. The Amended and Restated Credit Agreement gives the lenders thereunder a 20-day right of first refusal with respect to any proposed future sale by the Company of the Trump Marina. The Amended and Restated Credit Agreement contains customary event of default and remedy provisions, including a provision stating that an event of default includes any termination or expiration of the Trademark License Agreement or the issuance of an injunction or similar order against the Company under the Trademark License Agreement. As of September 30, 2010, the Company was in compliance with the terms of the Amended and Restated Credit Agreement.

Event of Default – As discussed in Note 1, on February 17, 2009, the Debtors filed voluntary petitions in the Bankruptcy Court seeking relief under the provisions of chapter 11 of the Bankruptcy Code. The filing of the Chapter 11 Case constituted an event of default and therefore triggered repayment obligations under the $493,250 pre-petition first lien credit agreement entered into by the Company on December 21, 2007 (the “2007 Credit Agreement”) and the Senior Notes. As a result, all indebtedness outstanding under the Senior Notes and the 2007 Credit Agreement (which had a cross-default provision with the Senior Notes) became automatically due and payable. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most pending litigation, are stayed and other contractual obligations against the Debtors generally were not permitted to be enforced. Absent an order of the Bankruptcy Court,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(dollars in thousands, except share and per share data)

substantially all pre-petition liabilities were subject to settlement under a plan of reorganization to be approved by the Bankruptcy Court. Consequently, the Company classified the indebtedness under the Senior Notes and the 2007 Credit Agreement within liabilities subject to compromise in its Condensed Consolidated Balance Sheets as of December 31, 2009.

Due to the events of default under the 2007 Credit Agreement and under the Senior Notes, (i) the interest rate on any overdue principal or interest relating to the Senior Notes increased by an additional 1% per annum in excess of the 8.5% interest rate (as of the Consummation Date, we were past due on our December 1, 2008, June 1, 2009, December 31, 2009 and June 1, 2010 interest payments) and (ii) the interest rate under the 2007 Credit Agreement increased by an additional 2% in excess of the otherwise applicable interest rate on amounts outstanding under the 2007 Credit Agreement.

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

As discussed in Note 1, on the Consummation Date, the lenders under the 2007 Credit Agreement received, in full and final satisfaction of their claims, (i) $125,000 in cash from the proceeds of the Rights Offering and (ii) the new Term Loans on terms approved by the Bankruptcy Court as set forth in the Amended and Restated Credit Agreement.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(dollars in thousands, except share and per share data)

(4) Earnings Per Share

The computations of basic and diluted net (loss) income per share attributable to TER common stockholders for the periods presented are as follows:

Reorganized Company
(in thousands, except share and per share data)	For the Period From July 16, 2010 Through September 30, 2010
Numerator for basic and diluted loss per share:
Net loss	$(9,653)

Denominator for basic and diluted (loss) income per share:
Weighted average shares outstanding	10,714,286

Basic and diluted net (loss) income per share	$(0.90)

	Predecessor Company
(in thousands, except share and per share data)	For the Period From July 1, 2010 Through July 15, 2010	For the Period From January 1, 2010 Through July 15, 2010	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2009
Numerator for basic earnings (loss) per share:
Net income (loss) attributable to TER common shareholders	$754,366	$714,028	$(15,113)	$(508,360)

Numerator for diluted income (loss) per share:
Net income (loss) attributable to TER common shareholders	$754,366	$714,028	$(15,113)	$(508,360)
Addback: Noncontrolling interest to reflect dilution of redeemable partnership interest	(11,097)	(23,489)	—	—

Net income (loss) with addback of noncontrolling interest related to redeemable partner interest	$743,269	$690,539	$(15,113)	$(508,360)

Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares outstanding	31,270,345	31,270,345	31,707,473	31,713,447
Effect of dilutive securities:
Exchangeable limited partnership interests	9,377,484	9,377,484	—	—

Denominator for diluted earnings (loss) per share - adjusted weighted average shares outstanding	40,647,829	40,647,829	31,707,473	31,713,447

Basic net income (loss) per share	$24.12	$22.83	$(0.48)	$(16.03)

Diluted net income (loss) per share	$18.29	$16.99	$(0.48)	$(16.03)

As discussed in Note 1, on the Consummation Date, pursuant to the Plan of Reorganization, new common stock was issued by the Company and all previously outstanding common stock and other equity interests in the Company and all limited partnership interests in TER Holdings were canceled.

Potentially dilutive common shares excluded from the Reorganized Company’s computation of diluted net loss per share due to anti-dilution include the DJT Warrants.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(dollars in thousands, except share and per share data)

In September 2010, the Company entered into an employment agreement with Robert F. Griffin to secure Mr. Griffin’s services as Chief Executive Officer of the Company and its subsidiaries. Mr. Griffin’s employment agreement entitles him to receive, upon commencement of his employment with the Company, an initial equity and equity-based award consisting of 125,000 shares of restricted stock of the Company and 62,500 restricted stock units. In addition, in October 2010, the Company entered into an employment agreement with David R. Hughes to secure Mr. Hughes’ services as Chief Financial Officer of the Company and its subsidiaries. Mr. Hughes’ employment agreement entitles him to receive, upon commencement of his employment with the Company, an initial equity and equity-based award consisting of 89,288 shares of restricted stock of the Company and 44,644 restricted stock units. The awards to Messrs. Griffin and Hughes are not reflected in the earnings per share calculation as their employment had not commenced and their awards were not outstanding as of September 30, 2010.

During periods reflecting net income of our Predecessor Company, noncontrolling interest recorded in the statements of operations is added to net income to calculate dilutive earnings per share as the Class B Common Stock would have been dilutive.

(5) Income Taxes

Our income tax benefit is as follows:

	Reorganized Company	Predecessor Company
	For the Period From July 16, 2010 Through September 30, 2010	For the Period From July 1, 2010 Through July 15, 2010	For the Three Months Ended September 30, 2009	For the Period From January 1, 2010 Through July 15, 2010	For the Nine Months Ended September 30, 2009
Current - federal	$—	$—	$—	$—	$—
Deferred - federal	—	—	—	—	(6,079)

Federal income tax benefit	—	—	—	—	(6,079)

Current - state	—	—	—	—	—
Deferred - state	—	—	—	—	(2,245)

State income tax benefit	—	—	—	—	(2,245)

	$—	$—	$—	$—	$(8,324)

We did not have a tax provision for the period from July 16, 2010 through September 30, 2010, for the period July 1, 2010 through July 15, 2010, the period from January 1, 2010 through July 15, 2010 or during the three months ended September 30, 2009. Our deferred income tax provision reflects the impact of a reduction in our net deferred tax liabilities.

At September 30, 2010, we had unrecognized tax benefits of approximately $37,818, including interest. In accordance with ASC Topic 805 – “Business Combinations” (“ASC 805”), $19,977 of unrecognized tax benefits would affect our effective tax rate for continuing operations, if recognized, and $1,180 would be recorded as a reduction to income tax expense for discontinued operations, if recognized. It is reasonably possible that certain unrecognized tax benefits related to income tax examinations totaling $8,348 could be settled during the next twelve months.

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties as a component of income tax expense. We recognized potential interest associated with uncertain tax positions of $1,158 for the period January 1, 2010 through July 15, 2010, $540 for the period July 16, 2010 through September 30, 2010 and $1,731 during the nine months ended September 30, 2009. At September 30, 2010, we had $13,009 accrued for the payment of interest on uncertain tax positions. In accordance with ASC 805, to the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of interest expense.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(dollars in thousands, except share and per share data)

Federal and State Income Tax Audits

Tax years 2005 through 2009 remain subject to examination by the federal tax authority. Tax years 1995 through 2009 remain subject to examination by state tax jurisdictions.

At September 30, 2010, we have accrued $989 to reflect the expected federal tax liability (including interest) for the period from January 1, 2005 through December 21, 2005, the date of the sale of our former subsidiary, Trump Indiana, Inc. to Majestic Star Casino, LLC (“Majestic Star”), resulting from agreed upon IRS audit adjustments for 1996 through 2004. Additionally, we have accrued a liability of $598 related to the impact on state income taxes (including interest) resulting from agreed upon IRS audit adjustments for 1996 through December 21, 2005. In accordance with the terms of our Stock Purchase Agreement with Majestic Star, TER Holdings has retained the liability for expected federal and state income taxes (including interest) related to Trump Indiana for the tax years 1995 through December 21, 2005.

From 2002 through 2006, state income taxes for our New Jersey operations were computed under the alternative minimum assessment method. We have asserted our position that New Jersey partnerships were exempt from these taxes and, as such, have not remitted payments of the amounts provided. The New Jersey Division of Taxation has issued an assessment to collect the unpaid taxes for the tax years 2002 and 2003. At September 30, 2010, we have accrued $32,575 for taxes and interest relating to this alternative minimum tax assessment for 2002 and 2003, as well as the open years 2004 through 2006. We are currently in discussions with the New Jersey Division of Taxation regarding settlement of these assessments.

Chapter 11 Case Implications

Pursuant to the Plan of Reorganization, on the Consummation Date, the Company recognized cancellation of indebtedness income, and as a result, was required to reduce certain tax attributes such as net operating losses (“NOLs”) and the tax basis of its assets. The reduction of tax attributes and the application of Section 382 of the Internal Revenue Code, as a result of the ownership change occurring on the Consummation Date, will limit future tax attributes and could result in increased future tax liabilities for the Company.

In addition, the adjustment to the Company’s historical cost bases to record its assets and liabilities at their fair value under fresh-start reporting, as described in Note 6, resulted in a reduction of its net deferred tax liabilities and was recorded as a reduction to net (gain) loss on reorganization related items and fresh start adjustments during the periods from July 1, 2010 through July 15, 2010 and from January 1, 2010 through July 15, 2010. The state net deferred tax liability was reduced by $12,201 and the federal net deferred tax liability was reduced by $33,029.

Tax Distributions

TER Holdings’ predecessor company partnership agreement, as in effect prior to the Consummation Date, required distributions to its partners sufficient in amount to cover all federal, state and local income taxes incident to their ownership of TER Holdings, including special allocations of income, gains, losses, deductions and credits. TER Holdings did not make any distributions during the period January 1, 2010 through July 15, 2010 or the nine months ended September 30, 2009.

On the Consummation Date, all equity interests in TER Holdings were canceled and a new partnership agreement for TER Holdings was executed between the Company, as general partner of TER Holdings, and TERH LP Inc., a newly formed wholly owned subsidiary of the Company, as limited partner of TER Holdings. TER Holdings’ Reorganized Company partnership agreement requires distributions to its partners sufficient in amount to cover all federal, state and local income taxes incident to their ownership of TER Holdings, including special allocations of income, gains, losses, deductions and credits.

(6) Fresh-Start Reporting

We adopted fresh-start reporting upon our emergence from Chapter 11 on the Consummation Date in accordance with ASC 852. We were required to apply the fresh-start reporting provisions of ASC 852 to our financial statements because (i) the reorganization value of the assets of the emerging entity immediately before the date of confirmation was less than the total of all post-petition liabilities and allowed claims and (ii) the holders of existing voting shares of our common stock immediately before confirmation (i.e., the holders of shares of the common stock of the Predecessor

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(dollars in thousands, except share and per share data)

Company (the “Old Common Stock”) that were issued and outstanding prior to the commencement of the Chapter 11 proceedings) received less than 50 percent of the voting shares of the emerging entity. Under ASC 852, application of fresh-start reporting is required on the date on which a plan of reorganization is confirmed by a bankruptcy court, but ASC 852 further provides that fresh-start reporting should not be applied until all material conditions to the plan of reorganization are satisfied. All material conditions to the Plan of Reorganization were satisfied as of July 16, 2010.

Fresh-start reporting required us to adjust the historical cost bases of our assets and liabilities to their fair value as determined by the reorganization value of the Company as set forth in the Plan of Reorganization. For purposes of the Plan of Reorganization, the range of reorganization value of the Reorganized Debtors was estimated to be between $424,000 and $494,000 by using a variety of analyses and methodologies, including comparable public company analysis, transaction multiple analysis and discounted cash flow analysis. As set forth in the AHC/Debtors Disclosure Statement, as approved by the Bankruptcy Court, the reorganization value was estimated to be $459,000. The reorganization value was allocated among the Reorganized Company’s net assets in conformity with procedures specified by ASC 805 - “Business Combinations” (“ASC 805”). We engaged an independent appraiser to assist us in the allocation of reorganization value to our assets and liabilities and we used the independent appraiser’s analysis and other information to make the allocations as of the Consummation Date.

The adoption of fresh-start reporting resulted in the following adjustments to our consolidated balance sheet as of July 16, 2010:

	Predecessor Company July 16, 2010	Effects of the Plan of Reorganization		Fresh-start Adjustments		Reorganized Company July 16, 2010
Current assets:
Cash and cash equivalents	$54,585	$80,789	(a)	$—		$135,374
Accounts receivable, net	31,503	—		—		31,503
Other current assets	43,469	—		2,951	(e)	46,420

Total current assets	129,557	80,789		2,951		213,297
Net property and equipment	1,114,170	—		(644,304)	(f)	469,866
Other long-term assets:
Intangible assets	34,566	—		(25,866)	(g)	8,700
Other assets, net	74,604	—		(91)	(h)	74,513

Total Assets	$1,352,897	$80,789		$(667,310)		$766,376

Current liabilities:
Accounts payable and accrued expenses	$156,531	$—		$(2,905)	(i)	$153,626
Accrued interest payable	163,694	(151,225)	(b)	—		12,469
Current maturities of long-term debt	1,741,016	(1,736,879)	(c)	—		4,137

Total current liabilities	2,061,241	(1,888,104)		(2,905)		170,232
Deferred income taxes	47,524	—		(46,968)	(j)	556
Long-term debt, net of current maturities	6,241	343,035	(c)	—		349,276
Other long-term liabilities	23,322	—		(2,010)	(k)	21,312
Total (deficit) equity	(785,431)	1,625,858	(d)	(615,427)	(d)	225,000

Total liabilities and (deficit) equity	$1,352,897	$80,789		$(667,310)		$766,376

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(dollars in thousands, except share and per share data)

Adjustments to Record the Effects of the Plan of Reorganization

(a)	The adjustment to cash and cash equivalents reflects a net increase of $80,789 after consummation of the Plan of Reorganization. The significant sources and uses of cash were as follows:

Proceeds from Rights Offering	$225,000
Payment to first lien lenders (pursuant to the Plan or Reorganization)	(125,000)
Payment of accrued interest and fees on first lien indebtedness through Consummation Date	(1,757)
Payment of reorganization expenses	(6,773)
Distribution to holders of Senior Notes (other than Backstop Parties and Rights Offering participants)	(580)
Repayment of DIP Note Purchase Agreement	(10,000)
Payment of interest expense on DIP Note Purchase Agreement	(101)

Net proceeds	$80,789

(b)	This adjustment reflects the reduction of accrued interest due to the following:

Cancellation of accrued interest on Senior Notes	$(149,370)
Payment of interest expense on DIP Note Purchase Agreement	(101)
Payment of interest expense on Pre-Petition Credit Agreement through the Consummation Date	(1,754)

$(151,225)

(c)	The adjustments to long-term debt reflects the following:

Distribution to holders of Senior Notes (other than Backstop Parties and Rights Offering participants)	$(580)
Cancellation of Second Lien Notes	(1,248,389)
Payment to first lien lenders (pursuant to the Plan or Reorganization)	(125,000)
Repayment of DIP Note Purchase Agreement	(10,000)
Cancellation of amounts due under Pre-Petition Credit Agreement	(9,875)
Reclassification of long-term portion of Amended and Restated Credit Agreement	(343,035)

$(1,736,879)

(d)	These adjustments to equity reflect the capitalization of the Reorganized Company and related fresh start reporting adjustments on the Consummation Date.

Fresh Start Reporting Adjustments

The determination of fair value of assets and liabilities is subject to significant estimation and assumptions and there can be no assurances that the estimates, assumptions and values reflected in the valuations will be realized and actual results could vary materially. The preliminary allocation of the reorganization value is subject to additional adjustments to the extent that improved information becomes available.

(e)	This adjustment represents the net effect of adjusting deferred tax assets and other current assets to their estimated fair values in connection with fresh start reporting.

(f)	This adjustment represents the reduction in the carrying value to record property and equipment at its estimated fair value as of the Consummation Date.

(g)	This adjustment records the estimated fair value of intangible assets related to trademarks as of the Consummation Date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(dollars in thousands, except share and per share data)

(h)	This adjustment represents the net effect of adjusting other assets to their estimated fair values in connection with fresh start reporting.

(i)	This adjustment represents the net effect of adjusting and recognizing certain current liabilities, including $5,945 in severance costs under certain employment agreements as a result of the reorganization, at their estimated fair values in connection with fresh start reporting.

(j)	This adjustment represents the net effect of adjusting deferred tax liabilities to their estimated fair values in connection with fresh start reporting.

(k)	This adjustment represents the reduction in the estimated fair value of a long-term commitment to the CRDA.

(7) Fair Value Measurements

ASC Topic 820 – “Fair Value Measurements and Disclosures” (“ASC 820”) establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for various valuation techniques (market approach, income approach and cost approach). The levels of the hierarchy are described below:

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

The fair value measurements relating to our net property and equipment, intangible assets and CRDA bonds and deposits were determined using inputs within Level 2 of ASC 820’s hierarchy. The amounts recorded related to property and equipment, intangible assets and CRDA bonds and deposits are classified within property and equipment, intangible assets and other assets, net, respectively, on the condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009. CRDA assets are discussed further in Note 10.

(8) Termination of Trump Marina Asset Purchase Agreement

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(dollars in thousands, except share and per share data)

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

On July 28, 2009, as described in Note 11, Marina Buyer and Coastal filed an Adversary Complaint with the Bankruptcy Court, claiming that we breached the Marina Agreement and that they were fraudulently induced, and seeking return of the Original Marina Deposit and the Additional Marina Deposit and other alleged damages and relief. We believe that these claims are without merit. This Adversary Complaint was subsequently withdrawn with prejudice by Marina Buyer and Coastal pursuant to a settlement agreement among the Company, Marina Buyer, Coastal and certain other parties, as described in Note 11.

(9) Predecessor Company Intangible and Other Asset Impairment Charges

Long-Lived Assets

Due to certain events and circumstances, including the continuing negative effects of regional competition on our Predecessor Company’s results, the termination of the Marina Agreement, the then-pending sale of the Tropicana Casino and Resort in Atlantic City and the legalization of table games and sports betting in Delaware, the Company performed impairment testing related to its long-lived assets in accordance with ASC Topic 360 – “Property, Plant and Equipment” (“ASC 360”) during the second quarter of 2009. Based upon its review, the sum of the estimated undiscounted future cash flows expected to be generated by the long-lived asset groups of Trump Marina and Trump Plaza were less than the carrying values of those assets. We estimated the fair value of the asset groups based upon consideration of the cost, income and market approaches to value, as appropriate, and sought the assistance of an independent valuation firm. We recorded asset impairment charges related to Trump Marina and Trump Plaza totaling $536,233. These non-cash impairment charges are reflected within Intangible and other asset impairment charges in our consolidated statements of operations for the nine months ended September 30, 2009. In addition, in connection with our impairment testing, we reduced the estimated remaining useful life of Trump Plaza’s building to 20 years.

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

(10) Commitments and Contingencies

Casino Reinvestment Development Authority Obligations – As required by the provisions of the New Jersey Casino Control Act, a casino licensee must pay an investment alternative tax of 2.5% of its gross casino revenues as defined in the Casino Control Act. However, pursuant to contracts with the Casino Reinvestment Development Authority (“CRDA”), Trump Taj Mahal, Trump Plaza and Trump Marina (collectively, the “Trump Entities”) each pay 1.25% of their gross casino revenues to the CRDA (the “CRDA Payment”) to fund qualified investments as defined in the Casino Control Act and such CRDA Payment entitles each such casino property to an investment tax credit in an amount equal to twice the amount of the CRDA Payment against the 2.5% investment alternative tax. Qualified investments may include the purchase of bonds issued by the CRDA at a below market rate of interest, direct investment in projects or donation of funds to projects as determined by the CRDA. Pursuant to the contracts with the CRDA, each of the casino properties is required to make quarterly deposits with the CRDA to satisfy its investment obligations. We recognized expense of $667 during the period from July 16, 2010 through September 30, 2010, $124 during the period from July 1, 2010 through July 15, 2010 and $1,553 during the period January 1, 2010 through July 15, 2010, respectively, and $916 and $2,586 during the three and nine months ended September 30, 2009, respectively, to give effect to the below market interest rates associated with CRDA deposits and bonds.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(dollars in thousands, except share and per share data)

In addition, due to the receipt of proceeds which, as discussed below, were funded by certain of our CRDA deposits, we recognized income representing the reversal of previously recognized expense of $111 and $2,625 during the three and nine months ended September 30, 2009, respectively.

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

In 1995, the CRDA passed a resolution establishing a Donation Credit Policy to serve as a guide regarding donations made by casino licensees from their available CRDA Payments. During May 2010, and in conformance with that policy, the Trump Entities requested that the CRDA approve cash-back credits in the aggregate amount of $9,590 in exchange for a donation of $28,393 of previous deposits made by the Trump Entities, to the CRDA Atlantic City Housing Fund, North Jersey Project Fund and South Jersey Housing, Transportation and Green Initiatives Fund (collectively, the “CRDA Transactions”). By resolutions dated May 18, 2010, the CRDA approved the CRDA Transactions. As discussed in Note 1, the Debtors agreed not to consummate the CRDA Transactions until after the Consummation Date.

In connection with the CRDA Transactions, we recognized $9,339 of non-cash expense during the period from July 1, 2010 through July 15, 2010 and the period from January 1, 2010 through July 15, 2010 to record the investments donated pursuant to the CRDA Transactions at their net realizable value. On October 13, 2010, we received $9,590 from the CRDA representing the cash-back donation credit.

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

The 2004 NJSEA Subsidy Agreement further provided for a moratorium until January 2009 on the conduct of casino gaming at any New Jersey racetrack and conditioned the donation of the CRDA funds upon the enactment and funding of the Casino Expansion Fund Act which made funds available, on a pro rata basis, to each of the Casinos for investment in eligible projects in Atlantic City approved by the CRDA. In September 2006, the CRDA approved the construction of the Chairman Tower at the Trump Taj Mahal as an eligible project and, pursuant to October 2006 agreements, authorized grants to our Atlantic City casinos in aggregate amounts of approximately $13,800 from the Atlantic City Expansion Fund and $1,575 from a separate Casino Capital Construction Fund, both administered by the CRDA. During 2009, we received the remaining $2,879 of proceeds from the Atlantic City Expansion Fund and $299 of proceeds from the Casino Capital Construction Fund.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(dollars in thousands, except share and per share data)

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

(11) Legal Proceedings

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

On May 7, 2010, the Bankruptcy Court entered the Confirmation Order confirming the Plan of Reorganization proposed by the Debtors and the Ad Hoc Committee. On the Consummation Date, the Plan of Reorganization became effective and the transactions contemplated thereby were consummated. See Note 1 for additional information about the Plan of Reorganization, the transactions consummated pursuant thereto and the Settlement Agreement entered into following the Consummation Date of the Plan of Reorganization.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(dollars in thousands, except share and per share data)

Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most litigation pending against the Debtors, were stayed. Other pre-petition contractual obligations against the Debtors generally were not permitted to be enforced.

The Reorganized Debtors are currently in the process of reviewing thousands of claims which were filed in the Chapter 11 Case. The Bankruptcy Court has extended the Reorganized Debtors’ deadline to file objections to claims through February 11, 2011 (the “Claims Objection Deadline”). Among the claims which have been filed include claims from a certain group of persons (the “Alleged Claimants”) alleging that they had held shares of THCR’s common stock on the record date for distributions under the 2005 Plan (and who subsequently sold their shares prior to the distribution date) but did not receive any distributions under the 2005 Plan. The Alleged Claimants filed claims against each of the jointly administered Debtors. Objections to most, if not all, of these claims have been filed by the Reorganized Debtors, and the hearing is currently scheduled for November 23, 2010 at 2:00 p.m. In addition to the redundancy of the claims filed, the Reorganized Debtors have retained their right to object to these claims on any other substantive grounds. The Reorganized Debtors intend to file additional objections prior to the Claims Objection Deadline.

Power Plant Litigation - On December 30, 2004, TER Development Company, LLC (“TER Development”) filed a complaint (the “Power Plant Litigation”) against Richard T. Fields, Coastal, Power Plant Entertainment, LLC, Native American Development, LLC, Joseph S. Weinberg and The Cordish Company (collectively, the “Power Plant Group”) in the Circuit Court of the 17th Judicial District for Broward County, Florida, in which TER Development alleged that Power Plant Entertainment, LLC improperly obtained certain agreements with the Seminole Tribe of Florida for the development of gaming facilities in Hollywood and Tampa, Florida. TER Development has asserted claims for fraud, breach of fiduciary duty, conspiracy, violation of the Florida Deceptive and Unfair Trade Practices Act and interference with prospective business relationship as a result of the Power Plant Group’s actions. On April 17, 2008, the trial court ruled on the defendants’ numerous motions for summary judgment. The court denied the defendants’ motions as to TER Development’s claims against all defendants for fraud and conspiracy. The trial court granted the defendants’ motions for summary judgment as to TER Development’s claims for breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, interference with prospective business relationship and the claims under the Florida Deceptive and Unfair Trade Practices Act. The defendants sought no relief against TER Development other than claims for attorney’s fees and costs in the event that they prevail at trial.

On June 25, 2009, the Power Plant Group filed a motion with the Bankruptcy Court seeking to lift the automatic stay to recommence the Power Plant Litigation. On August 21, 2009, the Bankruptcy Court entered an order authorizing the parties to file a report as to the status of the proceedings. The Bankruptcy Court also ruled that the Power Plant Group’s attorney fee claims and abuse of process claims were prepetition claims (although any unaccrued malicious prosecution claims are not). Several defendants, who admit making a decision not to file proof of claims in Bankruptcy Court, appealed the Bankruptcy Court’s ruling. In addition, as discussed below under “Trump Marina”, one of the defendants, Coastal and its affiliate, Marina Buyer, filed an adversary complaint against the Debtors alleging claims arising from a failed prepetition settlement of the Power Plant Litigation. At the request of the Power Plant Defendants, on October 5, 2009, the State Court lifted the stay on the Power Plant Litigation and scheduled the case to be tried during the fourth quarter of 2010. As described below, the Power Plant Litigation was settled on October 28, 2010.

Trump Marina - On May 28, 2008, Trump Marina Associates entered into the Marina Agreement to sell the Marina Property to Marina Buyer, an affiliate of Coastal. Upon entering into the Marina Agreement, Marina Buyer placed into escrow a $15,000 deposit toward the purchase price (the “Original Marina Deposit”). On October 28, 2008, the parties entered into an amendment to the Marina Agreement (the “Marina Amendment”) to modify certain terms and conditions of the Marina Agreement, including, but not limited to providing that Trump Marina Associates could terminate the Marina Agreement if the transaction did not close by May 28, 2009 and that the Original Marina Deposit

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(dollars in thousands, except share and per share data)

held in escrow, together with any interest earned thereon, was released to Trump Marina Associates immediately and the Additional Marina Deposit was placed in escrow for a total deposit towards the purchase price of $17,000. Coastal failed to consummate the transaction within the time provided under the Marina Amendment. On June 1, 2009, Trump Marina Associates delivered notice to Coastal that the Marina Agreement, as amended by the Marina Amendment, was terminated. Trump Marina Associates also delivered notice to the escrow agent requesting release of the Additional Marina Deposit to Trump Marina Associates. On July 28, 2009, Marina Buyer and Coastal filed an Adversary Complaint with the Bankruptcy Court, claiming they were fraudulently induced to enter the Marina Agreement, that the agreement was breached, and that these and other related claims gave rise to a right to the return of the Initial Marina Deposit, the Additional Marina Deposit, damages and other relief. On October 21, 2009, Marina Buyer and Coastal filed an Amended Complaint adding Mr. Trump and other parties as defendants, and adding additional allegations to the existing claims. As described below, this litigation relating to the Marina Agreement was settled on October 28, 2010.

On October 28, 2010, the Company and its subsidiary TER Development (collectively, the “TER Parties”) reached agreement with Coastal and certain related persons and entities, Power Plant Entertainment, LLC and the other members of the Power Plant Group to settle the Power Plant Litigation and certain other disputed matters. Pursuant to the settlement, among other things, (a) the TER Parties agreed to withdraw, with prejudice, the action pending in the Power Plant Litigation against the Power Plant Group, and (b) Coastal agreed to (i) withdraw all actions and claims filed on their behalf before the Bankruptcy Court (the “Bankruptcy Matters”), and (ii) relinquish any claim that they had to any amounts previously deposited in escrow in connection with the proposed purchase of the Trump Marina by Coastal, including $2,000 then held in escrow. In addition, the TER Parties and the Power Plant Group agreed to mutually waive, release and discharge each other from all claims and proceedings arising from and related to the Power Plant Litigation and the Bankruptcy Matters.

(12) Fair Value of Financial Instruments

The carrying amounts of financial instruments included in current assets and current liabilities approximate their fair values due to their short-term nature. The carrying amounts of CRDA bonds and deposits approximate their fair value as a result of allowances established to give effect to below-market interest rates.

The estimated fair values of other financial instruments are as follows:

	Reorganized Company September 30, 2010		Predecessor Company December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Amended and Restated Credit Agreement	$345,665	$345,665	$—	$—
2007 Credit Agreement	$—	$—	$483,833	$447,546

The carrying amount of the Amended and Restated Credit Agreement as of September 30, 2010 approximates its fair value. The fair value of the 2007 Credit Agreement as of December 31, 2009 reflected purported transactions by which affiliates of investor Carl Icahn, including Icahn Partners (collectively, “Icahn”), and Beal Bank entered into certain purchase agreements pursuant to which Icahn purchased the claims of the first lien lenders under the 2007 Credit Agreement from Beal Bank for 92.5% of par. We have not provided the fair value of the Senior Notes as of December 31, 2009 in the table above as the Senior Notes and the indenture pursuant to which the Senior Notes were issued were canceled in connection with the transactions which occurred on the Consummation Date. The Company’s other long-term debt was not significant at September 30, 2010 and December 31, 2009.

(13) Subsequent Event – Non-Competition Agreement

On October 28, 2010, the Company entered into a non-competition agreement with New Gaming Ventures, LLC (“NGV”) pursuant to which the Company agreed not to own, operate or manage a casino anywhere in the State of Texas under the “Trump” brand name for a period of one year in exchange for a payment of $25,000 to the Company by NGV, which payment was received on October 29, 2010. The agreement does not restrict the Company’s ability to own, operate or manage casinos in Texas if it does not use the “Trump” brand and the Company is permitted to conduct online gaming through the internet and world wide web in the State of Texas at all times.

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

Overview

We own and operate the Trump Taj Mahal Casino Resort, Trump Plaza Hotel and Casino and the Trump Marina Hotel Casino in Atlantic City, New Jersey.

Basis of Presentation

For the purposes of management’s discussion and analysis of financial condition and results of operations, we have combined (i) the period from July 1, 2010 through July 15, 2010 (Predecessor Company) and the period from July 16, 2010 through September 30, 2010 (Reorganized Company) into the three months ended September 30, 2010 and (ii) the period from January 1, 2010 through July 15, 2010 (Predecessor Company) and the period from July 16, 2010 through September 30, 2010 (Reorganized Company) into the nine months ended September 30, 2010. We believe this combination provides for the best comparison of our operating performance for the respective periods. Differences occurring in the period which were caused by the financial statements being prepared on different bases of accounting are indicated in the following discussion of our financial condition and results of operations.

Financial Condition

Liquidity and Capital Resources

Chapter 11 Case. On February 17, 2009, TER and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of New Jersey in Camden, New Jersey (the “Bankruptcy Court”) seeking relief under the provisions of chapter 11 of the United States Code (the “Bankruptcy Code”). These chapter 11 cases were jointly administered under the caption In re: TCI 2 Holdings, LLC, et al Debtors, Chapter 11 Case Nos.: 09-13654 through 09-13656 and 09-13658 through 09-13664 (JHW) (the “Chapter 11 Case”).

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

The filing of the Chapter 11 Case constituted an event of default and therefore triggered repayment obligations under the $493.3 million senior secured credit agreement entered into by the Company on December 21, 2007 (the “2007 Credit Agreement”) and the $1,250.0 million of Senior Secured Notes issued by TER Holdings and its wholly owned finance subsidiary, Trump Entertainment Resorts Funding, Inc. (“TER Funding”) on May 20, 2005 (the “Senior Notes”). As a result, all indebtedness outstanding under the Senior Notes and the 2007 Credit Agreement became automatically due and payable. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most pending litigation, were stayed and other contractual obligations against the Debtors generally were not permitted to be enforced. As of December 31, 2009, the Company classified the indebtedness under the Senior Notes and the 2007 Credit Agreement within liabilities subject to compromise in its Condensed Consolidated Balance Sheets.

On February 23, 2009, the Bankruptcy Court entered an order approving on an interim basis the terms pursuant to which the Debtors were permitted to use the cash collateral under the 2007 Credit Agreement. Such use was permitted in exchange for certain protections afforded to the lenders under the 2007 Credit Agreement.

As described in Note 1 to our Consolidated Financial Statements, on December 24, 2009, as amended on January 5, 2010, the Debtors and the Ad Hoc Committee filed with the Bankruptcy Court a joint plan of reorganization under chapter 11 with respect to the Debtors and a disclosure statement relating thereto.

On May 7, 2010, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Supplemental Modified Sixth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code Proposed by the Debtors and the Ad Hoc Committee of Holders of 8.5% Senior Secured Notes Due 2015, as filed with the Bankruptcy Court, in final form, on May 7, 2010 (the “Plan of Reorganization”). The holders of claims under the 2007 Credit Agreement and the agent under the 2007 Credit Agreement appealed the Confirmation Order. That appeal was filed on May 17, 2010. The Company filed a motion to dismiss the appeal in the District Court on the grounds of equitable mootness as a result of the Plan of Reorganization becoming effective. The appeal was subsequently withdrawn pursuant to the Settlement Agreement described below.

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

Pursuant to the Plan of Reorganization, on the Consummation Date, the following occurred:

•

TER Holdings, TER and certain subsidiaries of TER (the “Subsidiary Guarantors”), each as reorganized pursuant to the Plan of Reorganization, entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with Beal Bank, SSB, as collateral agent and administrative agent, and Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP (collectively, “Icahn Partners”), as initial lenders. The indebtedness under the Amended and Restated Credit Agreement represented term loans in the total principal amount, as of the Consummation Date, of approximately $356.4 million, of which, as of the Consummation Date, $334.0 million comprised the “Interest Bearing Component” and approximately $22.4 million comprised the “Non-Interest Component”;

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

•	general unsecured creditors will receive the lesser of (a) $0.0078 per dollar of the principal or face amount of allowed general unsecured claims or (b) such holder’s pro rata share of $1.2 million;

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

•	A new board of directors of the Company was appointed effective as of the Consummation Date.

On September 21, 2010, TER and certain of its subsidiaries (as reorganized, the “Reorganized Debtors”) entered into a Global Settlement Agreement (the “Settlement Agreement”), dated as of September 21, 2010, with Beal Bank, SSB (“Beal Bank”), in its capacity as administrative agent and collateral agent under the Prepetition First Lien Credit Agreement (as defined in the Settlement Agreement) and under the Amended and Restated Credit Agreement (as defined in the Settlement Agreement) and as a prior lender under the Prepetition First Lien Credit Agreement, and Icahn Partners, pursuant to which the parties agreed to end all outstanding disputes and litigation between them relating to the Reorganized Debtors, the Debtors’ Chapter 11 Case, and/or the Plan of Reorganization. A copy of the Settlement Agreement was attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 24, 2010. The description of the Settlement Agreement set forth below is not complete and is qualified in its entirety by the full text of such agreement.

On October 5, 2010, the Bankruptcy Court approved the Settlement Agreement. The settlement terms set forth in the Settlement Agreement became effective on October 6, 2010. Pursuant to the Settlement Agreement, all then-pending proceedings involving the parties arising from, relating to, or in any way connected with certain matters that were currently in litigation relating to the Plan of Reorganization (the “Litigation Matters”) were dismissed and/or withdrawn by the parties with prejudice, and the Amended and Restated Credit Agreement was amended in the manner described below.

The following is a brief description of the Litigation Matters that were dismissed or withdrawn pursuant to the Settlement Agreement and the Bankruptcy Court Approval Order:

•

Confirmation Appeal - Beal Bank and Icahn Partners (collectively, the “First Lien Lenders”) appealed the Confirmation Order, which was entered after a nine-day confirmation trial held during the first quarter of 2010. In connection with the Confirmation Appeal, the First Lien Lenders raised numerous issues involving, among others, feasibility, cramdown, market rate of interest, the application of section 1111(b) of the Bankruptcy Code, and the reasonableness of the settlement agreement with Mr. Trump. The Reorganized Debtors moved to have the Confirmation Appeal dismissed on various grounds, including equitable mootness.

•

Recharacterization Motion - Prior to confirmation of the Plan of Reorganization, the Debtors filed a motion and certain other related pleadings in the Bankruptcy Court seeking, among other things, to recharacterize a portion of the cash payments paid to the First Lien Lenders during the pendency of the bankruptcy case pursuant to the Final Cash Collateral Order (as defined in the Settlement Agreement) as a repayment of principal of their prepetition loans. Whether recharacterization was appropriate and, if so, the amount to be recharacterized, were to have been the subject of proceedings before the Bankruptcy Court.

•

CRDA Lawsuit - On May 28, 2010, prior to the Consummation Date, the First Lien Lenders commenced an adversary proceeding in the Bankruptcy Court asserting that certain of the Debtors’ proposed transactions with the New Jersey Casino Reinvestment Development Authority (the “CRDA”) violated the Prepetition First Lien Credit Agreement and the Final Cash Collateral Order (the “CRDA Lawsuit”). Pursuant to these proposed transactions, as part of the CRDA’s credit donation program, the Debtors were to receive a cash payment of approximately $9.6 million from the CRDA in exchange for a donation of approximately $28.4 million in previous deposits made by the Debtors to the CRDA (the “CRDA Transaction”). Following commencement of this proceeding by the First Lien Lenders, the Debtors agreed not to take any further steps to consummate such transactions until after the Consummation Date, and filed a counterclaim seeking a declaratory judgment that the CRDA Transaction is permitted under the terms of the Amended and Restated Credit Agreement. These issues were to have been determined by the Bankruptcy Court.

•	Fee Objections – The Debtors filed a number of objections to certain demands made by the First Lien Lenders for reimbursement of professional fees incurred in connection with the Chapter 11 Case.

•

Prepayment Disallowance Motion - Prior to the Consummation Date, the First Lien Lenders asserted that the $125.0 million cash payment to be received by them on the Consummation Date in accordance with the terms of the Plan of Reorganization would trigger an obligation of the Debtors or Reorganized Debtors to pay a $4.2 million prepayment premium under the Prepetition First Lien Credit Agreement and the Final Cash Collateral Order. In response, the Reorganized Debtors filed a motion in the Bankruptcy Court seeking the disallowance of any prepayment premium asserted.

•

Administrative Expense Claims – The First Lien Lenders submitted a formal request to the Reorganized Debtors for payment of administrative expense claims on account of certain purported adequate protection claims they have asserted for diminution in the value in their prepetition collateral. The Reorganized Debtors disputed these amounts.

•

Intercreditor Lawsuit - Prior to the confirmation hearing, Beal Bank filed a lawsuit (the “Intercreditor Lawsuit”) in New York state court against the members of the Ad Hoc Committee, asserting breaches of the Intercreditor Agreement, dated December 21, 2007, between Beal Bank and U.S. Bank National Association, as indenture trustee for the Senior Notes (the “Intercreditor Agreement”). Among other things, Beal Bank sought a declaratory judgment that the members of the Ad Hoc Committee violated the Intercreditor Agreement by (1) objecting to a competing plan of reorganization filed by Beal Bank and Icahn Partners and prosecuting their own plan of reorganization, and (2) seeking recharacterization of payments made to the First Lien Lenders during the Debtors’ chapter 11 cases. In addition, the Intercreditor Lawsuit requested an award of money damages for such alleged violations of the Intercreditor Agreement.

Pursuant to the Settlement Agreement, as noted above, on October 6, 2010, the settlement terms set forth in the Settlement Agreement became effective in accordance with its terms, and the following occurred:

•

the Amended and Restated Credit Agreement was deemed to be amended pursuant to a Third Amendment to Amended and Restated Credit Agreement (the “Third Amendment”), as described below, the executed Third Amendment was released from escrow, and new promissory notes, giving effect to the Third Amendment, were issued under the Amended and Restated Credit Agreement, in substitution for the promissory notes originally issued on the Consummation Date;

•

Beal Bank and the Icahn Parties executed and filed Stipulations of Dismissal with respect to the Litigation Matters relating to the Plan of Reorganization described above. Upon the filing of such Stipulations of Dismissal, the First Lien Lenders do not have any right or ability to pursue such litigation and the claims asserted therein were dismissed with prejudice. In return, the Reorganized Debtors do not have any right, ability or claim to recharacterize or impair any amounts paid or payable to the First Lien Lenders with respect to any amounts paid or payable on or prior to the Consummation Date pursuant to the Final Cash Collateral Order, the Plan of Reorganization, or the Prepetition First Lien Credit Agreement;

•

the First Lien Lenders agreed not to seek any prepayment premiums, penalties, or fees from the Debtors or the Reorganized Debtors arising under or resulting from the Plan of Reorganization or the transactions consummated pursuant to the Plan of Reorganization;

•

the First Lien Lenders agreed to support the payment of all the Debtors’ professional fees and expenses relating to the Chapter 11 Case, and the payment of any and all fees, costs and expenses, asserted in the fee application filed by the Ad Hoc Committee;

•

the First Lien Lenders consented to the CRDA Transaction and agreed that all cash received by the Reorganized Debtors in connection with the CRDA Transaction would be retained by the Reorganized Debtors and would not be included in the calculation of available cash flow or net cash proceeds for purposes of the Amended and Restated Credit Agreement or be required to be used to prepay the loans under the Amended and Restated Credit Agreement;

•

the Reorganized Debtors paid $15.0 million to Icahn Partners, which satisfied any and all obligations of the Reorganized Debtors under the Prepetition First Lien Credit Agreement to reimburse, advance or indemnify costs, fees, and expenses (including professional fees) incurred by the First Lien Lenders. Upon such payment, the First Lien Lenders released and discharged the Debtors and the Reorganized Debtors from and against any and all liabilities or obligations incurred by such parties; and

•

each party mutually waived, released and discharged, each other party (among others) from all claims and proceedings arising from, related to, or in any way connected with the matters which were in litigation relating to the Plan of Reorganization and the Chapter 11 Case.

As stated above, pursuant to the Settlement Agreement, the parties agreed to amend the Amended and Restated Credit Agreement pursuant to the Third Amendment, which became effective (and was released from escrow) on October 6, 2010, the effective date of the Settlement Agreement. Under the Third Amendment, which by its terms was retroactive to July 16, 2010, the initial principal amount of the interest-bearing portion of the term loans under the Amended and Restated Credit Agreement as of the Consummation Date was increased from $334.0 million to $346.5 million, and the approximately $22.4 million non-interest portion of the initial principal amount of the term loans under the Amended and Restated Credit Agreement was eliminated in its entirety (and references to the non-interest portion of the term loans in the Amended and Restated Credit Agreement were deleted). As a result, the total principal amount outstanding under the Amended and Restated Credit Agreement decreased from $356.4 million to $346.5 million. The entire principal amount of the term loans under the Amended and Restated Credit Agreement bears interest at the fixed annual rate of 12%. The remaining terms of the Amended and Restated Credit Agreement remained unaltered except as otherwise required to implement the Settlement Agreement. The Third Amendment was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2010.

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

We are operating in an extremely challenging business environment. Cash flows used in operating activities were $32.8 million during the nine months ended September 30, 2010 compared to cash flows provided by operating activities of $14.3 million during the nine months ended September 30, 2009. The decrease in our cash flow from operations was principally due to the decrease in gaming revenues and an increase in cash expenditures related to professional fees and expenses associated with our reorganization.

Cash flows used in investing activities were $10.6 million during the nine months ended September 30, 2010 compared to $21.6 million during the nine months ended September 30, 2009. Investing activities during 2010 include $6.7 million related to Casino Reinvestment Development Authority (“CRDA”) investment obligations and capital expenditures of $3.9 million. Investing activities during 2009 included capital expenditures of $24.7 million, of which approximately $17.0 million related to the construction of the Chairman Tower, $8.2 million of proceeds related to certain CRDA investments and $7.8 million related to CRDA investment obligations. Restricted cash decreased $2.8 million during the nine months ended September 30, 2009 as cash collateral securing outstanding letters of credit was drawn.

Our financing activities during the nine months ended September 30, 2010 include (i) a $225.0 million capital contribution in connection with the Rights Offering, (ii) the repayment of $128.3 million of outstanding borrowings under our term loans, which included $127.5 million under the Prepetition First Lien Credit Agreement, (iii) the repayment of $10.0 million of borrowings under the Initial DIP Note Purchase Agreement, which was drawn during June 2010 and used to fund operations through the Consummation Date, (iv) a $0.6 million cash distribution to holders of our Senior Notes pursuant to the Plan of Reorganization and (v) $0.4 million of capital lease obligations. During the nine months ended September 30, 2009, our cash flows used in financing activities included repayments of $3.7 million of our outstanding term loan.

At September 30, 2010, we had $118.4 million in cash and cash equivalents and $345.7 million was outstanding under our Amended and Restated Credit Agreement. Subsequent to September 30, 2010, we received $25.0 million in connection with a non-competition agreement, as described in Note 13 to our condensed consolidated financial statements. The Company plans to use the $25.0 million of proceeds in a manner permitted under the Amended and Restated Credit Agreement.

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

In January 2010, table game legislation was signed into Pennsylvania law which allows for the installation of table games at Pennsylvania’s authorized casinos. Pennsylvania table games became operational during July 2010. In addition, the first of two authorized Philadelphia casinos opened with 1,600 slot machines and 40 table games during late September 2010. Competition from the Pennsylvania casinos that are currently operational has adversely impacted Atlantic City casinos, including our casinos.

The following analyses of our results of operations should be read in conjunction with and give consideration to the following:

Gross Gaming Revenues. For the three months ended September 30, 2010, gross gaming revenues in the Atlantic City market (as reported to the CCC) decreased 9.2% due to a 8.8% decrease in slot revenues and a 10.3% decrease in table game revenues compared to the three months ended September 30, 2009. Gross gaming revenues in the Atlantic City market were negatively impacted by the continuing effects of regional competition, the weakened economy and the implementation of table games in Pennsylvania beginning in July 2010 and the opening of a Philadelphia casino in late September 2010. For the three months ended September 30, 2010, we experienced a 6.2% decrease in overall gross gaming revenues comprised of a 5.8% decrease in slot revenues and a 7.0% decrease in table game revenues compared to the prior-year period.

For the nine months ended September 30, 2010, gross gaming revenues in the Atlantic City market (as reported to the CCC) decreased 8.7% due to an 8.5% decrease in slot revenues and a 9.3% decrease in table game revenues compared to the nine months ended September 30, 2009. Gross gaming revenues in the Atlantic City market were negatively impacted by the continuing effects of regional competition, the weakened economy and severe winter weather during the first quarter of 2010, and to a lesser extent, the implementation of table games in Pennsylvania beginning in July 2010 and the opening of a Philadelphia casino in late September 2010. For the nine months ended September 30, 2010, we experienced an 8.7% decrease in overall gross gaming revenues comprised of an 8.9% decrease in slot revenues and a 13.2% decrease in table game revenues compared to the prior-year period.

CRDA Transactions. During the three and nine months ended September 30, 2010, we recognized $9.3 million of non-cash expense to record the investments donated pursuant to the CRDA Transactions at their net realizable value of $9.6 million. Of the $9.3 million of expense recognized, $4.8 million related to Trump Taj Mahal, $2.6 million related to Trump Plaza and $1.9 million related to Trump Marina.

Net (Gain) Loss on Reorganization Related Items and Fresh Start Adjustments. On July 16, 2010, the Plan of Reorganization became effective. Reorganization (income) expense during the three and nine months ended September 30, 2010 included (i) cancellation of indebtedness income related to the cancellation of the Senior Notes and accrued interest thereon, (ii) a reduction in the principal balance outstanding under the prepetition first lien credit agreement, (iii) fresh start reporting adjustments to record our assets and liabilities at their estimated fair values and (iv) professional fees and other expenses associated with the reorganization.

Impairment Charges. We review our long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets might not be recoverable. During the nine months ended September 30, 2009, based upon the results of our testing, we recorded impairment charges totaling $536.2 million related to Trump Plaza’s and Trump Marina’s long-lived assets.

We review our indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if events or circumstances indicate that the value of those intangible assets might be impaired. We recognized intangible asset impairment charges related to Trump Taj Mahal and Trump Plaza trademarks totaling $20.5 million during the nine months ended September 30, 2009.

The following table includes selected data of our casino properties and should be read with the following discussion of our results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gaming revenues
Trump Taj Mahal	$122.2	$122.7	$312.7	$342.5
Trump Plaza	45.8	53.4	136.8	155.8
Trump Marina	39.8	45.2	111.4	127.1

Total	$207.8	$221.3	$560.9	$625.4

Net revenues
Trump Taj Mahal	$122.1	$126.8	$313.8	$338.7
Trump Plaza	47.4	55.1	137.0	153.7
Trump Marina	40.4	46.4	108.8	123.3

Total	$209.9	$228.3	$559.6	$615.7

Income (loss) from operations
Trump Taj Mahal	$12.7	$20.4	$11.6	$25.1
Trump Plaza	(5.7)	3.3	(9.0)	(352.7)
Trump Marina	(4.3)	4.3	(12.2)	(203.3)
Corporate and other	(9.9)	(4.5)	(18.6)	(14.9)

Total	$(7.2)	$23.5	$(28.2)	$(545.8)

Depreciation and amortization
Trump Taj Mahal	$6.0	$10.2	$25.3	$30.8
Trump Plaza	2.3	1.0	4.2	8.6
Trump Marina	1.1	0.6	2.5	1.0
Corporate and other	0.1	—	0.1	0.1

Total	$9.5	$11.8	$32.1	$40.5

Net (gain) loss on reorganization related items and fresh start adjustments
Trump Taj Mahal	$701.7	$—	$701.7	$4.6
Trump Plaza	(38.9)	—	(38.9)	2.3
Trump Marina	(12.5)	—	(12.5)	—
Corporate and other	(1,398.5)	4.6	(1,388.0)	21.3

Total	$(748.2)	$4.6	$(737.7)	$28.2

Intangible and other asset impairment charges
Trump Taj Mahal	$—	$—	$—	$3.7
Trump Plaza	—	—	—	347.8
Trump Marina	—	—	—	205.2

Total	$—	$—	$—	$556.7

Comparison of Three-Month Periods Ended September 30, 2010 and 2009.

Trump Taj Mahal – Net revenues decreased $4.7 million as a $6.3 million decrease in net gaming revenues was partially offset by a $1.6 million increase in cash rooms, food and beverage and other revenues. Net gaming revenues decreased due to a $0.5 million decrease in table games revenue and a $5.8 million increase in gaming promotional allowances. The decrease in table games revenue was principally due to a $1.0 million decrease in poker revenue. Slot revenue was consistent with the prior-year period.

Income from operations was $12.7 million during the three months ended September 30, 2010 compared to income from operations of $20.4 million during the three months ended September 30, 2009. Income from operations decreased $7.7 million due to the decrease in net revenues and a $3.0 million increase in operating expenses. Total operating expenses increased principally due to: a $4.9 million increase in expense related to CRDA investments, principally due to the CRDA Transaction; a $1.9 million increase in promotional expenses; a $1.5 million increase in utility costs; and a $1.2 million increase in marketing and entertainment costs. These increases were partially offset by: a $4.2 million decrease in depreciation, principally due to the write-down of property and equipment in connection with fresh start reporting; a $1.3 million decrease in insurance costs; and a $0.9 million decrease in payroll and related costs.

Trump Plaza – Net revenues decreased $7.7 million principally due to a $7.6 million decrease in gaming revenues. Gaming revenues decreased due to a $6.0 million decrease in slot revenue and a $1.6 million decrease in table games revenue. Slot revenue decreased principally due to a 12% decrease in slot handle. The decrease in table games revenue was due to a 27% decrease in amounts wagered on table games partially offset by an increase in table hold percentage.

Loss from operations was $5.7 million during the three months ended September 30, 2010 compared to income from operations of $3.3 million during the three months ended September 30, 2009. The decrease in income from operations was due to the lower net revenues and a $1.3 million increase in operating expenses. The decrease in operating expenses was primarily attributable to a $2.5 million increase in expense related to CRDA investments principally due to the CRDA Transaction and a $1.2 million increase in depreciation, principally due to the increase to property and equipment in connection with fresh start reporting. These increases were partially offset by: a $0.9 million decrease in payroll and related costs; a $0.8 million decrease in gaming taxes and regulatory fees; and a $0.6 million decrease in promotional expenses.

Trump Marina – Net revenues decreased $6.0 million principally due to a $3.2 million decrease in table games revenue and a $2.3 million decrease in slot revenue. Table games revenue decreased due to a significant decrease in hold percentage compared to the prior-year period. The decrease in slot revenues was principally due to a 9% decrease in slot handle.

Loss from operations was $4.3 million during the three months ended September 30, 2010 compared to income from operations of $4.3 million during the prior-year period. The decrease in income from operations was due to the decrease in net revenues and a $2.6 million increase in operating expenses. The increase in operating expenses was principally due to a $1.9 million increase in expense related to CRDA investments due to the CRDA Transaction and a $0.4 million increase in utility costs. These increases were partially offset by a $0.5 million decrease in gaming taxes due to the lower gaming revenues.

Corporate and Other – Corporate and other expenses excluding reorganization related expense in 2010 increased $1.6 million principally due to an increase in severance costs.

Interest Income – Interest income was $0.4 million during the three months ended September 30, 2010 compared to $0.3 million during the three months ended September 30, 2009 principally due to higher average invested cash and cash equivalents due to the net proceeds received pursuant to the Plan of Reorganization.

Interest Expense – Interest expense was $11.5 million during the three months ended September 30, 2010 compared to $39.0 million during the three months ended September 30, 2009. The lower interest expense during the three months ended September 30, 2010 reflects the substantial reduction of indebtedness pursuant to the Plan of Reorganization. In addition, we ceased recording contractual interest expense on the Senior Notes on October 7, 2009.

Comparison of Nine-Month Periods Ended September 30, 2010 and 2009.

Trump Taj Mahal – Net revenues decreased $24.9 million principally due to a $29.8 million decrease in gaming revenues partially offset by a $2.6 million increase in cash rooms revenue and a $2.1 million decrease in gaming promotional offers. Gaming revenues decreased due to an $18.6 million decrease in table games revenue and an $11.2 million decrease in slot revenue. The decrease in table games revenue was principally due to a 17% decrease in amounts wagered on table games and a decrease in poker revenue. Slot revenue decreased principally due to a 4% decrease in slot handle.

Income from operations was $11.6 million during the nine months ended September 30, 2010 compared to income from operations before a non-cash asset impairment charge of $28.8 million during the nine months ended September 30, 2009. The decrease in income from operations was due to the decrease in net revenues partially offset by a $7.7 million decrease in operating expenses. Total operating expenses decreased principally due to: a $5.5 million decrease in depreciation expense due to the write-down of property and equipment in connection with fresh start reporting; a $4.7 million decrease in payroll and related costs; a $3.9 million decrease in provisions for doubtful accounts; a $3.0 million decrease in gaming taxes and regulatory fees, principally due to the lower gaming revenues; and a $2.8 million decrease in insurance costs. These decreases were partially offset by: a $6.4 million increase in expense related to CRDA investments, principally due to the CRDA Transaction and the receipt of CRDA investment proceeds during 2009, which resulted in a $1.6 million reduction in expense during 2009; a $1.9 million increase in utility costs; and a $1.4 million increase in promotional expenses.

Trump Plaza – Net revenues decreased $16.7 million principally due to a $19.0 million decrease in gaming revenues partially offset by a $2.0 million decrease in gaming promotional allowances. Gaming revenues decreased due to a $14.9 million decrease in slot revenue and a $4.1 million decrease in table games revenue. Slot revenue decreased principally due to a 12% decrease in slot handle. The decrease in table games revenue was due to a 24% decrease in table game play partially offset by an increase in table hold percentage.

Loss from operations was $9.0 million during the nine months ended September 30, 2010 compared to a loss from operations before non-cash asset impairment charges of $4.9 million during the nine months ended September 30, 2009. The decrease in net revenues was partially offset by a $12.6 million decrease in operating expenses. The decrease in operating expenses was primarily attributable to: a $4.3 million decrease in depreciation expense, principally due to a reduction in the depreciable basis of long-lived assets as a result of impairment charges recorded during the second quarter of 2009 partially offset by an increase in property and equipment in connection with fresh start reporting; a $4.1 million decrease in promotional expenses; a $4.0 million decrease in payroll and related costs; a $1.8 million decrease in gaming taxes and regulatory fees, principally due to the lower gaming revenues; and a $0.6 million decrease in general and administrative expenses. These decreases were offset by a $3.1 million increase in expense related to CRDA investments principally due to the CRDA Transaction.

Trump Marina – Net revenues decreased $14.5 million principally due to a $15.7 million decrease in gaming revenues partially offset by a $1.8 million decrease in gaming promotional allowances. Gaming revenues decreased due to a $10.8 million decrease in slot revenue and a $4.9 million decrease in table games revenue. The decrease in slot revenue was principally due to a 12% decrease in slot handle. Table games revenue decreased due to a decrease in hold percentage and a 3% decrease in table game volume compared to the prior-year period.

Loss from operations was $12.2 million during the nine months ended September 30, 2010 compared to income from operations before non-cash asset impairment charges of $1.9 million during the nine months ended September 30, 2009. The decrease in net revenues was partially offset by a $0.4 million decrease in operating expenses. The decrease in operating expenses was principally due to: a $2.3 million decrease in payroll and related costs; a $1.4 million decrease in gaming taxes and regulatory fees; and a $0.9 million decrease in promotional expenses. These decreases were partially offset by: a $2.2 million increase in expense related to CRDA investments, principally due to the CRDA Transaction; a $1.5 million increase in depreciation expense, primarily due to the classification of Trump Marina’s property and equipment as held for sale during a portion of fiscal 2009; and a $0.7 million increase in electricity and thermal energy costs.

Corporate and Other – Corporate and other expenses excluding reorganization related expense in 2010, decreased $0.1 million as decreases in payroll and related costs, stock-based compensation expense and general and administrative expenses were partially offset by increased insurance costs.

Interest Income – Interest income was $0.9 million during the nine months ended September 30, 2010 compared to $1.2 million during the nine months ended September 30, 2009. The decrease in interest income was principally due to lower average invested cash and cash equivalents during the period.

Interest Expense – Interest expense was $33.4 million during the nine months ended September 30, 2010 compared to $117.1 million during the nine months ended September 30, 2009. The lower interest expense during the nine months ended September 30, 2010 reflects the substantial reduction of indebtedness pursuant to the Plan of Reorganization. In addition, we ceased recording contractual interest expense on the Senior Notes on October 7, 2009.

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

Property and Equipment – Our operations are capital intensive and we make capital investments at each of our properties in the form of maintenance capital and, from time to time, expansion and product enhancement capital. At September 30, 2010, we had approximately $462.9 million of net property and equipment recorded on our balance sheet. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimates of the useful lives are based on the nature of the assets as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record additional impairment charges for these assets.

Intangible Assets – We had $8.7 million of intangible assets recorded on our balance sheet at September 30, 2010. We regularly evaluate our businesses for potential impairment indicators. Additionally, we perform impairment testing related to our indefinite-lived intangible assets at least annually. Our judgments regarding the existence of impairment indicators are based on, among other things, pending sales of assets, the regulatory and competitive status, operational performance of each of our businesses, and financial market valuations of conditions surrounding our business entities and the gaming industry. Future events, such as the failure to meet or exceed our operating plans, increased competition, the enactment of increased gaming or tax rates, or changes in market valuations could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

TrumpONE Liability – Our unified player’s program, TrumpONE, allows customers to accumulate certain point-based rewards based on the volume of their gaming activity. TrumpONE customers may earn comp dollars redeemable for complimentary food, beverage and retail items and “cash-back points” which are redeemable in cash. Comp dollars and cash-back points accumulate over time and may be redeemed at the customer’s discretion under the terms of the program. Comp dollars and cash-back points are forfeited if a customer does not redeem earned rewards over a specified period of time. As a result of the ability of the customer to accumulate comp dollars and cash-back points, we accrue the associated expense, after giving effect to estimated forfeitures, as they are earned. At September 30, 2010, $3.6 million was accrued related to comp dollars and $1.4 million was accrued related to cash-back points earned under this program. Our accruals could be significantly affected if estimated forfeitures vary from historical levels or changes occur in the cost of providing complimentary food, beverage and retail items under the TrumpONE program. Management reviews our accruals for adequacy at the end of each reporting period.

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

The following table provides information about our debt obligations existing as of September 30, 2010. The following table presents principal cash flows and interest rates by expected maturity date of such debt obligations, except capitalized lease obligations.

(Dollars in millions)	Remainder of 2010	2011	2012	2013	2014	Therafter	Total
Fixed rate debt maturities	$0.9	$3.5	$3.5	$3.5	$3.5	$330.8	$345.7
Interest rate	12.0%	12.0%	12.0%	12.0%	12.0%	12.0%

The interest rate on our outstanding long-term debt is fixed at 12% per annum; therefore our risk related to fluctuations in interest rates is limited.

ITEM 4 and 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Reference is made to the information contained in Note 11 of our unaudited condensed consolidated financial statements included herein, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Our business is subject to a number of risks. You should carefully consider the following risk factors, together with all of the other information included in this report, our Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission. The risks set out below are not the only risks we face. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected.

Risks Related to Our Business

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

Our ability to satisfy our obligations and fund capital expenditures will depend on our ability to generate cash in the future, which is, in part, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. The risk is heightened by the fact that our current operations are in a single market. While additional cash for operations and capital expenditures were provided under the Plan of Reorganization, we cannot assure you that our business will generate sufficient cash flow from operations or that future financing will be available to us in an amount sufficient to enable us to operate our business and restructure our business. These challenges are exacerbated by adverse conditions in the general economy and the tightened credit market.

Our industry is intensely competitive.

The gaming industry is highly competitive and is expected to become more competitive in the future. New entrants to the Atlantic City market have announced plans to develop casinos in the future. We also face competition from other forms of legalized gaming, such as state sponsored lotteries, racetracks, off-track wagering and video lottery and video poker terminals. In addition, online gaming, despite its current illegality in the United States, is a growing sector in the gaming industry. Legislation has been introduced in New Jersey and certain other states that, if passed and enacted into law, would permit certain forms of online gaming. We are unable to assess the impact that online gaming will have on our operations in the future and there is no assurance that the impact will not be materially adverse.

Our success could depend upon the success of our strategic capital expenditure plan.

Many of our existing competitors in Atlantic City have recently completed significant development projects. We have completed a strategic capital expenditure plan at each of our properties, which included the construction of the Chairman Tower at Trump Taj Mahal. From time to time, capital expenditures, such as room refurbishments, amenity upgrades and new gaming equipment, are necessary to enhance the competitiveness of our properties. Our ability to successfully compete will also be dependent upon our ability to develop and implement effective marketing campaigns. To the extent we are unable to successfully develop and implement these types of marketing initiatives, we may not be successful in competing in our market.

Gaming is a regulated industry and changes in the law could have a material adverse effect on our operations.

Gaming in New Jersey is regulated extensively by federal and state regulatory bodies, including the New Jersey Casino Control Commission (the “CCC”) and state and federal taxing, law enforcement and liquor control agencies. We and several of our officers and other qualifiers have received the licenses, permits and authorizations required to operate our properties. In June 2007, the CCC renewed our licenses to operate Trump Taj Mahal, Trump Plaza and Trump Marina until June 2012. Failure to maintain or obtain the requisite casino licenses would have a material adverse effect on our business. See “Business—Regulatory and Licensing” in our Annual Report on Form 10-K for the year ended December 31, 2009.

If new gaming regulations are adopted in the jurisdictions in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals have been introduced by the legislature of New Jersey that, if enacted, could adversely affect the tax, regulatory, operations or other aspects of the gaming industry and our financial performance. Legislation of this type may be enacted in the future. For example, in July 2010, the Governor of New Jersey announced plans for state-appointed authority to take charge of Atlantic City’s casino and entertainment district; the impact of this plan on us is not yet clear.

Pennsylvania, New York and other nearby states have enacted gaming legislation that may harm us, and other states may do so in the future.

In July 2004, the Pennsylvania legislature enacted the Race Horse Development and Gaming Act which authorizes the Control Board to permit a total of up to 61,000 slot machines in up to 14 different licensed locations in Pennsylvania, seven at racetracks (each with up to 5,000 slot machines), five at slot parlors (two in Philadelphia, one in Pittsburgh and two elsewhere, each with up to 5,000 slot machines) and two at established resorts (each with up to 500 slot machines). Three of the racetrack sites, Pocono Downs, Parx Casino and Chester Downs and three slot parlors, two in Philadelphia and one in Bethlehem, are located in our market area. Slot machine operations commenced in late 2006 at the racetracks and in May 2009 at the slot parlor in Bethlehem. As of early 2010, approximately 12,000 slot machines were operating at these locations. One of the Philadelphia slot parlors commenced operations in late September 2010 with approximately 1,600 slot machines. In October 2010, it was announced that the other Philadelphia facility would partner with Harrah’s Entertainment to develop a casino with approximately 1,500 slot machines and 70 table games. The transaction is contingent on approval from Pennsylvania gaming regulators.

In January 2010, table game legislation was signed into Pennsylvania law which allows up to 250 table games at each of the 12 larger authorized casinos and up to 50 table games at each of the remaining two smaller authorized casinos. Pennsylvania table games became operational during July 2010. Competition from the Pennsylvania area casinos that are currently operational has adversely impacted Atlantic City casinos, including our casinos. Pennsylvania table games and the potential opening of additional Pennsylvania casinos could further adversely impact Atlantic City casinos, including our casinos.

In 2001, the New York Legislature authorized the installation of video lottery terminals (“VLTs”) at various horse racing facilities in New York. The VLT facility at Yonkers Raceway opened in late 2006 and now operates 5,300 VLTs. In September 2010, the New York State Comptroller approved and awarded a 30-year license to build and operate a casino complex at the Aqueduct Racetrack in Queens, New York with as many as 4,500 VLTs. The initial phase of the proposed project includes the installation of 1,600 VLTs and may open as soon as April 2011. The second phase of the proposed project includes the installation of the remaining 2,900 VLTs and is expected to be open by late 2011. Additionally, at various times there have been discussions about allowing VLTs at the Belmont racetrack. These locations are less than 15 miles from Manhattan. The 2001 legislation also authorized the Governor of New York to negotiate compacts authorizing the operation of up to six Native American casino facilities, including slot machines. Three have now been located in the western part of New York and outside of our primary market area but the remaining three, if approved and developed, are required by law to be located in either Sullivan or Ulster County, adjoining counties, which are approximately 100 miles northwest of Manhattan. Additionally, the Shinnecock Indian Nation of the Southampton area of eastern Long Island was recently provisionally approved for federal recognition; the Shinnecock Indian Nation have indicated that they intend to operate a casino in their territory. Competition from the VLT facilities at Aqueduct Racetrack and Yonkers Raceway and from potential Native American casinos as may be authorized and operated in Sullivan or Ulster County could adversely impact Atlantic City casinos, including our casinos.

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

In 2006, the New Jersey Legislature adopted the New Jersey Smoke-Free Air Act. The law prohibits the smoking of tobacco in structurally enclosed indoor public places and workplaces in New Jersey, including licensed casino hotels. The law permits smoking within the perimeter of casino and casino simulcasting areas, and permits 20% of hotel guest rooms to be designated as smoking rooms.

In 2007, an ordinance in Atlantic City became effective which extended smoking restrictions under the New Jersey Smoke-Free Air Act. This ordinance mandated that casinos restrict smoking to designated areas of up to 25% of the casino floor. In 2008, Atlantic City’s City Council unanimously approved an amendment to the ordinance, banning smoking entirely on all casino gaming floors and casino simulcasting areas, but allowing smoking in separately exhausted, non-gaming, smoking lounges. However, Atlantic City’s City Council subsequently announced that it would not consider a full smoking ban in casinos until at least the end of 2011, due to, among other things, the weakened economy and increased competition in adjoining states.

Bills are pending in the New Jersey Senate and Assembly which, if enacted, would repeal the gaming area exemption from the smoking ban provided for in the New Jersey Smoke-Free Air Act. This proposed ban on smoking in the casino and casino simulcasting areas could adversely affect the Atlantic City casinos, including our casinos.

We might not be successful in pursuing additional gaming ventures in existing or emerging gaming markets. We would not have the right to use the “Trump” brand in connection with any such additional gaming ventures.

We are continuously looking to grow our business and diversify our cash flow by actively pursuing opportunities to capitalize on the Trump brand in connection with our existing properties in Atlantic City, New Jersey. In addition, we expect to explore opportunities to expand our activities and asset base in additional gaming markets. Under the terms of our Trademark License Agreement with the Trump Parties, our right to use the “Trump” brand and related intellectual property is limited to our three existing properties, and accordingly the “Trump” brand and related intellectual property would not be available for our use in connection with any other activities we may undertake in the future. Competition for gaming opportunities that are or are expected to become available in additional jurisdictions is expected to be intense, and many of our known or anticipated competitors for available gaming licenses have greater resources and economies of scale than we do. We cannot assure you that we will be successful in pursuing additional gaming ventures or developing additional gaming facilities.

Our business is subject to a variety of other risks and uncertainties.

In addition to the risk factors described above, our financial condition and results of operations could be affected by many events that are beyond our control, such as:

•

capital market conditions that could (i) affect our ability to raise capital and access capital markets and (ii) raise our financing costs in connection with refinancing debt or pursuing other financing alternatives;

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

Furthermore, we have minimal operations, except for our ownership of TER Holdings and its subsidiaries. We depend on the receipt of sufficient funds from our subsidiaries to meet our financial obligations. The ability of our subsidiaries to make payments to TER may also be restricted by the CCC.

Changes in the cost of electricity and other energy could affect our business.

We are a large consumer of electricity and other energy. Accordingly, increases in energy costs, may have a negative impact on our operating results. Additionally, higher energy and gasoline prices which affect our customers may result in reduced visitation to our resorts and may have an adverse effect on our business because we are primarily a drive-in market.

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

Risks Related to Our Emergence From Bankruptcy

Our actual financial results may vary significantly from the projections filed with the Bankruptcy Court.

In connection with the Plan of Reorganization, we were required to prepare projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan of Reorganization and our ability to continue operations upon emergence from bankruptcy. The projections reflect numerous assumptions concerning anticipated future performance and prevailing and anticipated market and economic conditions that were and continue to be beyond our control and that may not materialize. Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks. Our actual results may vary from those contemplated by the projections and the variation may be material. Neither the projections nor any version of the AHC/Debtor Disclosure Statement should be considered or relied upon.

Because of the effects of the transactions that became effective pursuant to the Plan of Reorganization, financial information in the post-emergence financial statements will not be comparable to our financial information from prior periods.

Upon our emergence from bankruptcy during the third quarter of 2010, we adopted fresh start accounting, pursuant to which our reorganization value, which represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization, was allocated to the fair value of assets. Under fresh start accounting, the accumulated deficit was eliminated. In addition to fresh start accounting, our consolidated financial statements subsequent to the Consummation Date reflect all effects of the transactions consummated on the Consummation Date pursuant to the Plan of Reorganization. Thus, our balance sheets and statements of operations data are not comparable in many respects to our consolidated balance sheets and consolidated statements of operations data for periods prior to the adoption of fresh start accounting and prior to taking into account the effects of the reorganization, and therefore the historical financial information included herein and in our other SEC filings may not be indicative of future financial information. The lack of comparable historical financial information may discourage investors from purchasing our common stock, which could make it more difficult for you to sell your common stock.

Other Risks Related to Our Common Stock

Our principal stockholders have substantial control over us which could limit your ability to influence the outcome of key transactions, including a change of control.

Our principal stockholders, directors and executive officers, and entities affiliated with them, own approximately 49.7% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ materially from yours and may vote in a way with which you disagree and which may be adverse to your interests. In addition, we have elected to opt out of Section 203 of the Delaware General Corporation Law, which prohibits a publicly-held Delaware corporation from engaging in a “business combination” with an “interested stockholder,” and we will be able to enter into such transactions with our principal stockholders. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and might ultimately affect the market price of our common stock.

We expect that our stock price will fluctuate significantly, which could cause the value of an investment in our common stock to decline, and stockholders may not be able to resell their shares at or above the price at which our common stock was purchased by the Backstop Parties under the Plan of Reorganization or the price at which stockholders acquire their shares.

Securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock regardless of our operating performance. The trading price of our common stock is likely to be volatile and subject to wide price fluctuations in response to various factors, including:

•	market conditions in the broader stock market;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	introduction of new products or services by us or our competitors;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	investor perceptions of us and the gaming industry;

•	sales, or anticipated sales, of large blocks of our stock;

•	additions or departures of key personnel;

•	regulatory or political developments;

•	litigation and governmental investigations; and

•	changing economic conditions.

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our stock or if our results of operations do not meet their expectations, our stock price and trading volume could decline.

If a trading market for our common stock were to arise, such trading market will be influenced by the research and reports that industry or securities analysts publish about us and/or our business. If one or more of these analysts cease coverage of our Company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.

There is no existing market for our common stock and we do not know if one will develop, so stockholders may be unable to sell at or near ask prices or at all if they need to sell their shares to raise money or otherwise desire to liquidate their shares.

There is no public market for our common stock issued pursuant to the Plan of Reorganization. We cannot predict the extent to which investor interest in our Company will lead to the development of an active trading market or how liquid that market might become. If an active trading market does not develop, our stockholders may have difficulty selling any shares of our common stock that they own. This may also make it more difficult for us to raise additional capital.

Some provisions of Delaware law, our amended and restated certificate of incorporation (“Certificate of Incorporation”) and our amended and restated bylaws (“Bylaws”) may deter third parties from acquiring us and diminish the value of our common stock.

Our Certificate of Incorporation and Bylaws provide for, among other things:

•	restrictions on the ability of our stockholders to call a special meeting;

•	restrictions on the ability of our stockholders to remove a director or fill a vacancy on the board of directors of the Company;

•	our ability to issue preferred stock with terms that the board of directors of the Company may determine, without stockholder approval;

•	the absence of cumulative voting in the election of directors; and

•	advance notice requirements for stockholder proposals and nominations.

These provisions in our Certificate of Incorporation and Bylaws may discourage, delay or prevent a transaction involving a change of control of our Company that is in the best interest of our minority stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging future takeover attempts.

We do not anticipate paying any cash dividends for the foreseeable future.

We currently intend to retain our future earnings, if any, for the foreseeable future, to repay indebtedness and to fund the development and growth of our business. We do not intend to pay any dividends to holders of our common stock and the agreements governing our credit facilities prohibit our payment of dividends. As a result, capital appreciation in the price of our common stock, if any, will be a stockholder’s only source of gain on an investment in our common stock.

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

TRUMP ENTERTAINMENT RESORTS, INC.
(Registrant)

Date: November 15, 2010	By:	/s/ DANIEL M. MCFADDEN
Daniel M. McFadden
Interim Chief Financial Officer of Trump Entertainment Resorts, Inc.

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification by the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002