Form 10-K
period 2010-12-31
TRUMP ENTERTAINMENT RESORTS, INC.
filed 2011-03-31
CIK 943320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number 1-13794
TRUMP ENTERTAINMENT RESORTS, INC.
(Exact name of Registrant as Specified in Its Charter)
__________________________________________________________________________

Delaware	13-3818402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Boardwalk at Virginia Avenue Atlantic City, New Jersey	08401
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (609) 449-5534

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share
__________________________________________________________________________

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2010, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $4,519,549. (NOTE: All such outstanding common stock was extinguished on July 16, 2010 pursuant to the Company's Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code. There is currently no established public trading market for the registrant's new common stock issued on July 16, 2010.)

As of March 30, 2011, there were 10,714,286 shares of new common stock of Trump Entertainment Resorts, Inc. outstanding.

i

PART I

Item 1.    Business

In this Report, “TER” means Trump Entertainment Resorts, Inc., a Delaware corporation originally incorporated in 1995. The words “Company,” “we,” “us,” “our” and similar terms collectively refer to TER and its subsidiaries, including, but not limited to, Trump Entertainment Resorts Holdings, L.P., a Delaware limited partnership of which TER is the sole general partner and an indirect limited partner (“TER Holdings”).

On July 16, 2010 (the “Effective Date”), we emerged from reorganization proceedings voluntarily commenced by TER and certain of its subsidiaries (the “Debtors”) on February 19, 2009 under chapter 11 of the United States Bankruptcy Code. On the Effective Date, all material conditions of our plan of reorganization (the “Plan”) were satisfied and we were recapitalized. Our indebtedness and debt service requirements were substantially reduced. For a more comprehensive overview of the Plan, see “Emergence from Bankruptcy” below.

The Company

General. We own and operate three casino hotel properties in Atlantic City, New Jersey: Trump Taj Mahal Casino Resort (“Trump Taj Mahal”); Trump Plaza Hotel and Casino (“Trump Plaza”); and Trump Marina Hotel Casino (“Trump Marina”).

The following is a summary of our casino properties at December 31, 2010:

Casino Property	2010 Net Revenues (000s)	Number of Rooms/ Suites	Approximate Number of Gaming Tables	Approximate Number of Slot Machines
Trump Taj Mahal	$397,472	2010	199	2,809
Trump Plaza	172,969	906	70	1,708
Trump Marina	140,129	728	69	1,745
Total	$710,570	3,644	338	6,262

Pending Sale of Trump Marina. On February 11, 2011, the Company and its subsidiary, Trump Marina Associates, LLC, entered into an Asset Purchase Agreement dated as of February 11, 2011 (the “Asset Purchase Agreement”) with Landry's A/C Gaming, Inc. (“Landry's A/C”) and its affiliate Landry's Restaurants, Inc. (“Landry's"). Pursuant to the Asset Purchase Agreement, at the closing, Landry's A/C will acquire substantially all of the assets of, and will assume certain liabilities related to the business conducted at Trump Marina. The aggregate purchase price payable for Trump Marina by Landry's A/C is $38 million, subject to a working capital adjustment at closing as provided in the Asset Purchase Agreement. Certain obligations of Landry's A/C are guaranteed by Landry's. The closing of the transaction is subject to the satisfaction of certain conditions, including receipt of approvals from New Jersey regulatory authorities and other customary closing conditions. We currently expect the transaction to be consummated during the second quarter of 2011, but there can be no assurance as to when, or if, the transaction for the sale of Trump Marina will be consummated. In the event the closing does not occur, our recourse may be limited to the $5 million deposit currently held in escrow.

Investor Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, we file periodic reports and other information with the Securities and Exchange Commission (the “SEC”). Such reports and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Room 1580, Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other issuers that file electronically.

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

Our Corporate Governance Guidelines, Code of Business Conduct, Code of Ethics for Principal Officers and Directors,

and the charters of our Audit Committee, Compensation Committee and Corporate Governance, Nominating and Regulatory Committee, are available free of charge on our website under the “Corporate Governance” section in the “Investor Relations” section.

In addition, we may use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Any such disclosures will be included on our website in the “Investor Relations” sections. Accordingly, investors should monitor such portions of our website, in addition to following our press releases, SEC filings and any public conference calls and webcasts.

The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 about the disclosures contained in this Report are attached hereto and are available on our website.

Business and Marketing Strategy

As discussed below under “Emergence from Bankruptcy,” on July 16, 2010 (the “Consummation Date”) we emerged from bankruptcy and a new Board of Directors of the Company was appointed pursuant to the Plan of Reorganization (defined below), effective as of the Consummation Date. In September 2010, the Board of Directors selected a new chief executive officer, Robert F. Griffin, an experienced gaming executive, who joined us in November 2010. Since September 2010, we have also hired a new chief financial officer and various other members of senior management. We believe that the background and experience of our new management team will provide the foundation for a more focused business strategy, which is presently being developed and refined by the Company.

Since 2008, the Atlantic City destination gaming market has been substantially impacted by the national economic downturn and increasing competition in neighboring states. We pursued the following initiatives to cope with this difficult economic period, which has been marked by poor consumer confidence and the extremely competitive environment in which we are operating.

•
Facility innovation: Over the past several years, we completed a re-theming and expansion capital program which involved various improvements at our facilities, including the construction of the 782-room Chairman Tower at Trump Taj Mahal, the renovation of all hotel rooms at each of our three properties and the re-theming of our gaming floors at Trump Taj Mahal and Trump Plaza. We are currently in the process of installing newer and more sophisticated slot product at Trump Taj Mahal and Trump Plaza to maintain the excitement of our casino floors.

•	Revenue and yield management: We continue to emphasize leveraging our hotel facilities and managing the mix of cash and complimentary customers to yield the most profit from our overnight guests.

•
Cost containment: During late 2010, we began to take the necessary actions to reduce our operational expenses including staffing reductions and other cost-cutting measures, in order to realign our operations to appropriately function within current business volumes during the current economic and competitive conditions. These actions have resulted in significant cost savings at both the property and corporate levels.

•
Marketing: The cornerstone of our marketing program is our customer loyalty program, TrumpONE. TrumpONE allows us to unite our properties in an effort to attract and retain customers through increased offerings in our rewards program and available amenities. TrumpONE allows guests to earn Tier Points and Comp Dollars and redeem those credits at each of our properties for complimentary items and other benefits. TrumpONE substantially increases the range of options available to our guests, while also allowing for more effective consumer marketing efforts. Our combined direct marketing, advertising and public relations functions allow us to effectively market our properties as a unified enterprise and target our efforts and marketing expenditures in areas and on customer segments which we believe will help capture our fair share of the market and generate the highest return.

•
Customer service: We believe that providing a memorable, positive experience for our customers is a fundamental necessity of our business. We continuously monitor our customer service and satisfaction levels through various initiatives to ensure that we are providing our customers with a superior hospitality experience.

Casino Properties

Trump Taj Mahal Casino Resort. Trump Taj Mahal, located on the northern end of Atlantic City’s boardwalk (the “Boardwalk”), is located on 39.4 acres and features the 782-room Chairman Tower which includes 66 suites and 8 penthouse suites and the original 1,228-room hotel tower, which includes 243 suites and 7 penthouse suites. Trump Taj Mahal also features 16 dining locations, including Il Mulino New York, 5 cocktail lounges, and approximately 143,000 square feet of ballroom, meeting room and pre-function area space. The property also features approximately 162,000 square feet of gaming space that includes approximately 199 table games (including poker tables), approximately 2,809 slot machines, a high-end gaming salon, an approximately 12,500 square-foot Poker, Keno and Race Simulcasting room and an Asian-themed table game area offering popular Asian table games. Trump Taj Mahal also features the following: an approximately 20,000 square foot multi-purpose entertainment complex known as the “Xanadu Theater,” with seating capacity for up to approximately 1,200 people, which can be used as a theater, concert hall, boxing arena or exhibition hall; the Casbah nightclub; the Mark G. Etess Arena, featuring approximately 63,000 square feet of exhibition and entertainment space which can accommodate over 5,000 people; and a health club, spa and fitness center with an indoor pool. Trump Taj Mahal also has a parking garage for approximately 6,750 cars, a 6 bay bus terminal and a roof-top helipad.

Trump Plaza Hotel and Casino. Trump Plaza is located at the center of the Boardwalk at the end of the Atlantic City Expressway (the main highway into the city) covering 10.9 acres with direct access to Boardwalk Hall (an entertainment and sporting venue owned and operated by the New Jersey Sports and Exposition Authority that can accommodate up to approximately 13,000 people). Trump Plaza features approximately 906 hotel rooms, including 140 suites, approximately 87,000 square feet of casino space with approximately 1,708 slot machines and approximately 70 table games. Amenities include approximately 18,000 square feet of conference space, an approximately 750-seat cabaret theater, two cocktail lounges, eleven dining locations, a players’ club, health spa, an indoor pool, a seasonal beach bar and restaurant and retail outlets. Trump Plaza’s parking garage can accommodate 13 buses and approximately 2,700 cars.

Trump Marina Hotel Casino. Trump Marina covers approximately 14 acres in Atlantic City’s marina district, overlooks the Senator Frank S. Farley State Marina and features a 27-story hotel with 728 guest rooms, including 157 suites, 97 of which are luxury suites. The casino offers approximately 79,000 square feet of gaming space, approximately 1,745 slot machines, approximately 69 table games and approximately 30,500 square feet of convention, ballroom and meeting space. Trump Marina also features an approximately 500-seat cabaret-style theater, a nightclub, a seasonal deck featuring dining and entertainment, four retail outlets, 8 dining locations, a cocktail lounge, players, club and a recreation deck with a health spa, outdoor pool, tennis courts, basketball courts, jogging track and a pool side snack bar. To facilitate access to the property, Trump Marina has a nine-story parking garage capable of accommodating approximately 3,000 cars. Trump Marina also has an 11 bay bus terminal and a roof-top helipad.

As noted above, we have agreed to sell Trump Marina to an affiliate of Landry's, which will acquire substantially all of the assets of, and assume certain liabilities related to, the business conducted at Trump Marina for an aggregate purchase price of $38 million, subject to a working capital adjustment at closing as provided in the Asset Purchase Agreement. The closing of the transaction is subject to the satisfaction of certain conditions, including receipt of approvals from New Jersey regulatory authorities and other customary closing conditions. We currently expect the transaction to be consummated during the second quarter of 2011, but there can be no assurance as to when, or if, the transaction for the sale of Trump Marina will be consummated. In connection with the sale of Trump Marina, we entered into a transitional services agreement pursuant to which we agreed to facilitate Landry's purchase of Trump Marina and to provide certain services relating to information technology for the benefit of Landry's for a period of up to one year following consummation of the sale. We will be reimbursed for our costs of providing such services.

Competition

Atlantic City Market. The Atlantic City market primarily serves the New York-Philadelphia-Baltimore-Washington, D.C. corridor with nearly 30 million adults living within a three-hour driving radius. The Atlantic City market is the second largest gaming market in the United States, after Las Vegas. In 2010, the casinos in the Atlantic City market generated $3.6 billion in casino revenue. Our three casinos combined represent approximately 20% of the gaming positions and hotel rooms in the Atlantic City market and generate approximately 20% of the market gaming revenue.

Competition in Atlantic City is intense and continues to increase. Currently, the 11 casino hotels located in Atlantic City, including our three properties, compete with each other on the basis of customer service, quality and extent of amenities and promotional offers. For this reason, we and our competitors require substantial capital expenditures to compete effectively. Certain of our existing competitors in Atlantic City have recently completed significant room expansion projects and added other new amenities to their facilities. In 2009, we completed the construction of the Chairman Tower, a 782-room hotel tower at the Taj Mahal, to remain competitive with these facilities. In 2010, we announced that the famous White House Sub Shop would open its first store outside of its original location on the Taj Mahal's Spice Road in early 2011.

Revel Entertainment Group (“Revel”) recently announced that it had secured the necessary financing to continue development on its casino resort located on a 20-acre, oceanfront site next to the Showboat Casino Hotel. Revel currently expects to complete construction and commence operations in the summer of 2012.

Assuming we consummate our pending sale of the Trump Marina to Landry's Restaurants, Inc., we will also be in competition with Landry's, the operator of two Golden Nugget Casinos in Nevada. We understand that, following a transition period during which Landry's will continue to operate the property as “Trump Marina,” Landry's intends to rename the property as the “Atlantic City Golden Nugget.”

In January 2011, New Jersey Governor Chris Christie signed into law a bill which established alternative methods of casino licensure in Atlantic City. The bill is known as the “boutique” casino bill because it permits the construction of casino hotels smaller than the previously mandated 500-room minimum. Under the bill, the New Jersey Casino Control Commission (the "CCC") could issue two additional casino licenses: a small-scale casino facility license and a staged casino license. The small-scale casino facility must have at least 200 hotel rooms and can have up to 24,000 square feet of gaming space, except that it can have an additional 10,000 square feet of gaming space if it develops 40,000 square feet of special amenities as part of the facility. The staged casino facility must have at least 200 rooms and can have up to 34,000 square feet of gaming space, which can be increased by 10,000 square feet if the facility includes 40,000 square feet of special amenities. Within two years of licensure, the staged casino licensee has to begin expansion to 500 rooms and complete such expansion within five years. In connection with the room expansion, under certain conditions, the staged casino licensee is permitted to increase the gaming space to up to 54,000 square feet.

We believe that there are several sites on the Boardwalk, in the marina district and possibly at Bader Field, a former airport located in Atlantic City, if that area is zoned for gaming, where other casino hotels could be built in the future. Additionally, various applications for casino licenses have been filed and announcements with respect thereto have been made from time to time in these areas. Future developments and expansions could have a material adverse effect on our business and operations.

We cannot ascertain at this time the effects that any new projects could have on the Atlantic City gaming market. However, the added strength of these competitors and resulting economies-of-scale could diminish our market share in the market in which we compete.

Pennsylvania. In July 2004, the Pennsylvania legislature enacted the Race Horse Development and Gaming Act which authorizes the Pennsylvania Gaming Control Board to permit a total of up to 61,000 slot machines in up to fourteen different licensed locations in Pennsylvania, seven at racetracks (each with up to 5,000 slot machines), five at casino facilities (two in Philadelphia, one in Pittsburgh and two elsewhere, each with up to 5,000 slot machines) and two at established resorts (each with up to 500 slot machines). Three of the racetrack sites, Pocono Downs, Parx Casino and Chester Downs and two casinos, one in Philadelphia and one in Bethlehem, are located in our market area. Slot machine operations have been operational since late 2006 at the racetracks and since May 2009 at the facility in Bethlehem. Sugarhouse, one of the Philadelphia locations commenced operations in September 2010. In late 2010, the Pennsylvania Gaming Control Board revoked the license of the other Philadelphia facility due to the incomplete submission of a financing plan and failure to meet certain conditions. That decision is on appeal.

In January 2010, table game legislation was signed into Pennsylvania law which allows up to 250 table games at each of the twelve larger authorized casinos and up to 50 table games at each of the remaining two smaller authorized casinos. Pennsylvania table games became operational during July 2010.

As of February 2011, the Philadelphia area locations were operating approximately 13,500 slot machines and 500 table games. Competition from the Pennsylvania area casinos that are currently operational has adversely impacted Atlantic City casinos, including our casinos. We believe that the potential opening of additional casinos could further adversely impact Atlantic City casinos, including our casinos.

New York. Pursuant to legislation enacted in 2001, the Division of the Lottery of the State of New York is authorized to permit the installation of video lottery terminals (“VLTs”) at various horse racing facilities in New York. As of early 2011, there were eight racetracks operating throughout New York State with a total of approximately 12,500 VLTs. During August 2010, New York Lottery officials announced that they had accepted Genting New York LLC's bid to develop a casino at Aqueduct Racetrack in Queens, New York. Genting New York expects to commence operations in late summer of 2011 with 2,500 VLTs with an increase to 4,525 VLTs by the end of 2011. Additionally, at various times there have been discussions about allowing VLTs at the Belmont racetrack. The Aqueduct and Belmont racetrack locations are less than fifteen miles from Manhattan.

The 2001 legislation also authorized the Governor of New York to negotiate compacts authorizing the operation of up to six Native American casino facilities. Native American casino facilities typically have a significant operating advantage over our casinos due to lower gaming taxes, allowing those facilities to market more aggressively and to expand or update their facilities at an accelerated rate. Competing Native American facilities, therefore, could continue to further adversely impact Atlantic City casinos, including our casinos.

Meadowlands Racino. In April 2004, the Atlantic City casinos executed an agreement with the New Jersey Sports and Exposition Authority (“NJSEA”) which owns and operates two of the four New Jersey horse race tracks, including the Meadowlands race track. The agreement provided that payments made by the casinos to the NJSEA in each of 2004 through 2008 in order to subsidize horse racing would serve as consideration for a moratorium on the conduct of casino gaming, including VLTs at any New Jersey race track until January 2009.

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

Maryland. In November 2008, Maryland voters passed a referendum to allow up to 15,000 slot machines at five locations across that state. In January 2011, it was announced that Maryland was planning to consider a proposal to legalize full table games at the slot machine locations. If approved by lawmakers, the issue would be referred to the ballot in 2012. During 2010, two of the slot facilities became operational and were operating approximately 2,300 slot machines. Customers from the Baltimore-Washington D.C. area are not a significant contributor to our revenues currently; however, we believe additional competition in the Northeastern United States could have an adverse effect on our business.

Delaware. We compete with Delaware primarily for gaming customers from the Southern New Jersey, Southern Pennsylvania and Delaware regions. During January 2010, a bill was signed into law that allows table games at each of the three Delaware casinos. Table game operations commenced during June 2010. As of early 2011, approximately 7,600 slot machines and 160 table games were operational at the three Delaware casinos. We believe the introduction of table games in Delaware has had an adverse effect on our business.

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

Regulatory and Licensing

Gaming Regulation. The gaming industry is highly regulated, and we must maintain our casino licenses and pay gaming taxes to continue our gaming operations. Each of our casinos is subject to extensive regulation under the statutes and regulations of the State of New Jersey. During June 2007, the CCC renewed our licenses to operate Trump Taj Mahal, Trump Plaza and Trump Marina until June 2012. These statutes and regulations generally concern the financial stability of the casino licensee, the good character of the owners, managers and employees and of other persons with financial interests in the gaming operations (including those with certain ownership levels of a casino licensee’s securities) and the procedures and controls which govern those gaming operations. A more detailed description of New Jersey laws and regulations to which we are subject is contained in Exhibit 99.1 to this Report and is incorporated by reference herein. Gaming operations that we may undertake in the future in other jurisdictions will also subject us and such operations to regulations by such other jurisdictions.

In February 2011, in an effort to stimulate New Jersey's casino and tourism industries and to revamp the regulatory landscape for gaming in Atlantic City, three new laws were enacted in the State of New Jersey.

•	Bill S-11. The New Jersey Legislature created the Atlantic City Tourism District (“Tourism District”) to allow the state greater authority to promote tourism in Atlantic City. This new district is to be administered and managed by the Casino Reinvestment Development Authority (the “CRDA”), which was granted expanded powers and responsibilities under Bill S-11.
Bill S-11 (i) authorizes the CRDA to promote private investment in the development of the boardwalk area, the Marina District and the development within the Tourism District of non-gaming family-oriented entertainment, (ii) vests the CRDA with the authority to determine, by resolution, the precise boundaries of the Tourism District, (iii) requires the CRDA to enter into a public-private partnership with a nonprofit corporation comprising a majority of the casino licensees whose investors have invested a minimum of $1 billion in Atlantic City, which will undertake a five-year marketing program, (iv) establishes a structure for law enforcement in the Tourism District, and (v) establishes a complicated mechanism for the augmentation of horse-racing purses, to be funded for three years by the reduction in fees paid by the casinos, pursuant to revisions to the law concerning regulation of the casino industry.

•
Bill S-12. This bill fundamentally redesigns the state's regulatory system over casinos and persons doing business with the gaming industry and substantially amends the state's Casino Control Act. Bill S-12 also significantly alters the authority of the CCC and the Division of Gaming Enforcement.

•
Bill S-1866. This bill established alternative methods of casino licensure in Atlantic City. This bill is known as the “boutique” casino bill because it permits the construction of casino-hotels smaller than the previous statutorily mandated 500-room minimum.

In addition to this new legislation which has taken effect in 2011, in January 2011, both houses of the New Jersey Legislature passed Bill S-490, which would have permitted New Jersey casino licensees to offer Internet wagering to New Jersey residents. Initially, as passed by the state Senate, the bill provided that New Jersey casino licensees could accept Internet wagers from residents of New Jersey and from patrons outside of the United States. The General Assembly, however, amended this bill to remove the provision allowing wagers from outside the United States, and the Senate concurred with this amendment, thereby limiting the customer pool to New Jersey residents. New Jersey Governor Christopher Christie vetoed this bill on March 3, 2011.

Other Regulation. In addition to gaming regulations, our business is subject to various other federal, state and local laws and regulations, including but not limited to, restrictions and conditions concerning taxation, treasury regulations, building code and land use requirements, environmental matters and local licenses and permits.

United States Department of Treasury (“DOT”) and Financial Crimes Enforcement Network regulations require casinos to report currency transactions involving more than $10,000 per patron per gaming day. Such regulations further require casinos to report certain gaming patron transactions involving suspicious activity. We have established internal control procedures which we believe comply with these DOT regulations, including: (i) computer exception reporting; (ii) review of currency and suspicious activity transactions and reporting by committees comprised of casino operations, marketing and administration executives; (iii) internal audit testing of DOT regulation compliance; (iv) training employees to comply with DOT regulations; and (v) a disciplinary program for employee violations.

Pursuant to the provisions of the New Jersey Casino Control Act, we must either obtain investment tax credits in an amount equivalent to 1.25% of our gross casino revenues, as defined in the New Jersey Casino Control Act, or pay an alternative tax of 2.5% of our gross casino revenues. Investment tax credits may be obtained by making approved qualified investments, or by depositing funds which may be converted to bonds by the CRDA. Certain of our subsidiaries are required to make quarterly deposits with the CRDA to satisfy their investment obligations.

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

CAFRA Agreement. Trump Taj Mahal received a permit under the Coastal Area Facilities Review Act (“CAFRA”) (which is included as a condition of the Trump Taj Mahal’s casino license) that initially required Trump Taj Mahal to begin construction of certain improvements on the Steel Pier by October 1992, which improvements were to be completed within 18 months of the commencement of construction. Trump Taj Mahal initially proposed a concept to improve the Steel Pier, the estimated cost of which was $30 million. Such concept was approved by the New Jersey Department of Environmental Protection, the agency which administers CAFRA. In March 1993, Taj Associates obtained a modification of its CAFRA permit providing for an extension of the required commencement and completion dates of the improvements to the Steel Pier for one year, which has been renewed annually, based upon an interim use of the Steel Pier as an amusement park. The pier sublease, pursuant to which Trump Taj Mahal leases the Steel Pier to an amusement park operator, terminates on December 31, 2016. The conditions of the CAFRA permit renewal thereafter are under discussion with the New Jersey Department of Environmental Protection.

Employees and Labor Relations

Number of Employees. The table below sets forth the approximate number of our full-time equivalent employees working at our properties as of December 31, 2010:

Property	Number of Full-Time Equivalent Employees
Trump Taj Mahal	2,400
Trump Plaza	1,300
Trump Marina	1,100
Total	4,800

Collective Bargaining Agreements. Certain of our casino hotel employees are subject to collective bargaining agreements, most of which are scheduled to expire during 2011. The following table summarizes the approximate number of our casino hotel employees subject to collective bargaining agreements and the effective dates and expiration dates of such agreements:

Union	Approximate Number of Employees Covered	Effective Date of Collective Bargaining Agreement	Expiration Date of Collective Bargaining Agreement
UNITE-HEREIU, Local 54
(Hotel Employees & Restaurant Employees International Union)	2,734	September 15, 2009	September 15, 2011

International Union of Operating Engineers, Local 68	165	May 1, 2006	April 30, 2011

United Brotherhood of Carpenters and Joiners of America, Local 623	57	May 1, 2006	April 30, 2011

International Union of Painters & Allied Trades, District Council 711	18	May 1, 2006	April 30, 2011

International Alliance of Theatrical Stage Employees, Local 917	25	July 1, 2006	June 30, 2011

International Brotherhood of Teamsters, Local 331	8	March 1, 2008	March 31, 2012

A certification election requesting representation by the United Auto Workers for dealers at Trump Plaza occurred on March 31, 2007. The majority of dealers elected to be represented by the United Auto Workers. Objections were filed by the Company contesting the outcome of the election. The objections are currently being considered by the U.S. Court of Appeals for The District of Columbia Circuit and the election results have yet to be certified. A certification election requesting representation by the United Auto Workers for dealers at Trump Marina was held on May 11, 2007. The majority of dealers elected not to be represented by the United Auto Workers. United Auto Workers filed objections to the election. On February 17, 2009, the National Labor Relations Board in Washington, D.C. ruled that another election should be held. On March 6, 2009, the Company filed a petition with the U.S. Court of Appeals for The District of Columbia Circuit for further review of the unfair labor practices. We are currently awaiting a decision from the District of Columbia Circuit Court.

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

July 2010 Emergence from Bankruptcy

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

On August 3, 2009, the Debtors filed their initial joint chapter 11 plan of reorganization with the Bankruptcy Court (as thereafter amended, the “Original Debtors' Plan”) and the Disclosure Statement relating thereto (the “Original Debtors' Disclosure Statement”). Following the termination of the Purchase Agreement, dated August 3, 2009 (as thereafter amended as of October 5, 2009), among TER, TER Holdings, BNAC, Inc. and Donald J. Trump (“Mr. Trump”) by Mr. Trump on November 16, 2009, and subsequent negotiations with their principal creditor constituencies, the Debtors decided to withdraw the Original Debtors' Plan. Further, the Debtors decided to endorse and become co-proponents of the plan of reorganization proposed by the ad hoc committee (the “Ad Hoc Committee”) of the holders of the Debtors' 8.5% Senior Secured Notes due 2015 (the “Senior Notes”) filed on August 11, 2009, and thereafter amended (the “AHC Plan”) and the Disclosure Statement relating thereto (the “AHC Disclosure Statement”) and entered into an Amended and Restated Noteholder Backstop Agreement dated as of December 11, 2009 with the members of the Ad Hoc Committee. On December 24, 2009, the Debtors and the Ad Hoc Committee filed with the Bankruptcy Court a revised AHC Plan and revised AHC Disclosure Statement (as thereafter amended on January 5, 2010, the “AHC/Debtors Plan” and “AHC/Debtors Disclosure Statement”, respectively), reflecting the Debtors' support of and co-proponent role with respect to such plan. A copy of the AHC/Debtors Disclosure Statement, as approved by the Bankruptcy Court, was attached as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on December 28, 2009.

On May 7, 2010, the Company obtained Bankruptcy Court approval to enter into a $24 million secured debtor-in-possession facility (the “DIP Note Purchase Agreement”), by and among the Debtors, Wilmington Trust FSB, as administrative agent and collateral agent (the “DIP Agent”), and the note purchasers party to the DIP Note Purchase Agreement. The Company subsequently entered into the DIP Note Purchase Agreement on May 25, 2010, and advances in the amount of $10 million were made by the lenders thereunder on June 10, 2010.

The DIP Note Purchase Agreement contained various representations, warranties and covenants by the Debtors, including reporting requirements. The DIP Note Purchase Agreement provided for the payment of interest at a rate per annum equal to 10% payable on the earlier of the maturity date or the date on which an event of default occurred under the DIP Note Purchase Agreement.

On May 7, 2010, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Supplemental Modified Sixth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code Proposed by the Debtors and the Ad Hoc Committee of Holders of 8.5% Senior Secured Notes Due 2015, as filed with the Bankruptcy Court, in final form, on May 7, 2010 (the “Plan of Reorganization”). A copy of the Confirmation Order, with a copy of the Plan of Reorganization as confirmed attached thereto, was attached as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed on May 12, 2010.

The Plan of Reorganization became effective on the Consummation Date, July 16, 2010, at which time the transactions contemplated by the Plan of Reorganization were consummated.

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

Pursuant to the Plan of Reorganization, on the Consummation Date, the following occurred:

•
TER Holdings, TER and certain subsidiaries of TER (the “Subsidiary Guarantors”), each as reorganized pursuant to the Plan of Reorganization, entered into an Amended and Restated Credit Agreement (as amended, the “Amended and Restated Credit Agreement”) with Beal Bank, SSB, as collateral agent and administrative agent, and Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP (collectively, “Icahn Partners”), as initial lenders. The indebtedness under the Amended and Restated Credit Agreement represented term loans (collectively, the “Term Loans”), in the total principal amount, as of the Consummation Date, of approximately $356,375, of which, as of the Consummation Date, $334,000 comprised the Interest Bearing Component (as defined in the Amended and Restated Credit Agreement) and approximately $22,375 comprised the Non-Interest Component (as defined in the Amended and Restated Credit Agreement). A copy of the Amended and Restated Credit Agreement was attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 20, 2010;

•
the Company entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to file with the Securities and Exchange Commission (the “SEC”) no later than 30 days after the Consummation Date, and to use its commercially reasonable efforts to cause to be declared effective by 60 days after the Consummation Date, a registration statement to register for resale the new common stock of the Company issued pursuant to the Plan of Reorganization and held by the Backstop Parties (as defined below) and other eligible holders of new common stock who elect to become parties thereto. In addition, pursuant to the Registration Rights Agreement, the Backstop Parties have piggyback registration rights and have agreed to certain limitations on their registration rights, including cutbacks and a holder standstill period. A copy of the Registration Rights Agreement was attached as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 20, 2010;

•
the Company and TER Holdings entered into an amended and restated services agreement (the “Services Agreement”) with Mr. Trump and Ivanka Trump (“Ms. Trump” and, together with Mr. Trump, the “Trump Parties”), which amends, restates and supersedes the previous services agreement entered into among the Company, TER Holdings and Mr. Trump in 2005. A copy of the Services Agreement was attached as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 20, 2010;

•
TER Holdings, the Company, and certain of its subsidiaries (collectively, the “Licensee Entities”) entered into a Second Amended and Restated Trademark License Agreement with the Trump Parties (the “Trademark License Agreement”), which amends, restates and supersedes the previous trademark license agreement among the Company, TER Holdings and Mr. Trump and provides that the Trump Parties grant the Licensee Entities a royalty-free license to use certain trademarks, service marks, names, domain names and related intellectual property associated with the name “Trump” and the Trump Parties (the “Trump Parties Intellectual Property”) in connection with TER Holdings' casino and gaming activities relating to the Company's three existing casino properties in Atlantic City, New Jersey (Trump Taj Mahal, Trump Plaza and Trump Marina), subject to certain terms and conditions. The Trademark License Agreement shall be in effect from the Consummation Date until terminated pursuant to the terms of the Trademark License Agreement, including upon 30 days notice by TER Holdings, failure to use the Licensed Marks (as defined in the Trademark License Agreement) for 90 days, a sale of all of the casino properties, the use by the Licensee Entities of any of the Trump Parties Intellectual Property in a manner inconsistent with the Trademark License Agreement or certain other defaults by the Licensee Entities of the terms and provisions therein. A copy of the Trademark License Agreement was attached as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on July 20, 2010;

•
aggregate capital contributions of $225 million in new equity (in exchange for 7,500,000 shares of the Company's new common stock, or 70% of the Company's new common stock) were made pursuant to a rights offering to eligible holders of the Senior Notes and general unsecured claims (the “Rights Offering”), which was backstopped by members of the Ad Hoc Committee and/or their affiliates (the “Backstop Parties”) (who received 2,142,857 shares of the Company's new common stock, or 20% of the Company's new common stock, as a backstop fee in consideration for their agreement to provide such backstop commitment);

•
the holders of claims under the $493.3 million pre-petition first lien credit facility (as amended, the "2007 Credit Agreement") entered into by the Company on December 21, 2007, received, in full and final satisfaction of their claims, (i) $125 million in cash from the proceeds of the Rights Offering and (ii) the new Term Loans in the total principal amount of approximately $356.4 million on terms approved by the Bankruptcy Court as set forth in the Amended and Restated Credit Agreement;

•
the DIP Note Purchase Agreement was canceled. All outstanding obligations under the DIP Note Purchase Agreement, consisting of $10 million of principal and $0.1 million of accrued interest, together with fees and expenses, were repaid with proceeds from the Rights Offering;

•
pursuant to the terms of a plan support agreement (the “DJT Settlement Agreement”) dated as of November 16, 2009, entered into among the Trump Parties, The Trump Organization, ACE Entertainment Holdings, Inc. and each of their respective affiliates or entities under the control, directly or indirectly, of the Trump Parties (collectively, the “DJT Parties”), and certain holders of Senior Notes, and in exchange for the waiver of certain claims held by the Trump Parties against the Debtors, and in consideration of the Trump Parties entering into the Trademark License Agreement and the Services Agreement with certain of the Debtors, the Company issued to Mr. Trump (i) 535,714 shares of the Company's new common stock (representing 5% of the Company's new common stock), along with warrants (the “DJT Warrants”) to purchase up to an additional 535,714 shares of the Company's new common stock (representing 5% of the Company's new common stock), at an exercise price of $123.74 per share, subject to certain anti-dilution provisions. The DJT Warrants expire five years from the Consummation Date. A copy of the DJT Warrants was attached as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on July 20, 2010;

•
the indebtedness evidenced by the Senior Notes and the indenture pursuant to which the Senior Notes were issued were canceled and a pro rata distribution of 535,714 shares of the Company's new common stock (representing 5%

of the Company's new common stock) was made to holders of Senior Notes;

•
general unsecured creditors were to receive the lesser of (a) $0.0078 per dollar of the principal or face amount of allowed general unsecured claims or (b) such holder's pro rata share of $1.2 million;

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

•	a new board of directors of the Company was appointed, effective as of the Consummation Date.

Prior to the Consummation Date, the holders of claims under the 2007 Credit Agreement and the agent under the 2007 Credit Agreement had appealed the Confirmation Order and commenced other legal proceedings against the Company and certain other parties. These proceedings remained pending on the Consummation Date.

On September 21, 2010, TER and certain of its subsidiaries (as reorganized, the “Reorganized Debtors”) entered into a Global Settlement Agreement (the “Settlement Agreement”), dated as of September 21, 2010, with Beal Bank, SSB (“Beal Bank”), in its capacity as administrative agent and collateral agent under the 2007 Credit Agreement and under the Amended and Restated Credit Agreement and as a prior lender under the 2007 Credit Agreement, and Icahn Partners, pursuant to which the parties agreed to end all outstanding disputes and litigation between them relating to the Reorganized Debtors, the Debtors' Chapter 11 Case, and/or the Plan of Reorganization. A copy of the Settlement Agreement was attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 24, 2010. The description of the Settlement Agreement set forth below is not complete and is qualified in its entirety by the full text of such agreement.

On October 5, 2010, the Bankruptcy Court approved the Settlement Agreement (the "Bankruptcy Court Approval Order"). The settlement terms set forth in the Settlement Agreement became effective on October 6, 2010. Pursuant to the Settlement Agreement, (i) all then pending proceedings involving the parties arising from, relating to, or in any way connected with certain matters that were in litigation relating to the Plan of Reorganization (the “Litigation Matters”) were dismissed and/or withdrawn by the parties with prejudice and (ii) the Amended and Restated Credit Agreement was amended in the manner described below.

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

•
CRDA Lawsuit - On May 28, 2010, prior to the Consummation Date, the First Lien Lenders commenced an adversary proceeding in the Bankruptcy Court asserting that certain of the Debtors' proposed transactions with the CRDA violated the 2007 Credit Agreement and the Final Cash Collateral Order (the “CRDA Lawsuit”). Pursuant to these proposed transactions, as part of the CRDA's credit donation program, the Debtors were to receive a cash payment of approximately $9.6 million from the CRDA in exchange for a donation of approximately $28.4 million in previous deposits made by the Debtors to the CRDA (the “CRDA Transaction”). Following commencement of this proceeding by the First Lien Lenders, the Debtors agreed not to take any further steps to consummate such transactions until after the Consummation Date, and filed a counterclaim seeking a declaratory judgment that the CRDA Transaction was permitted under the terms of the Amended and Restated Credit Agreement. These issues were to have been determined by the Bankruptcy Court.

•	Fee Objections - The Debtors filed a number of objections to certain demands made by the First Lien Lenders for reimbursement of professional fees incurred in connection with the Chapter 11 Case.

•
Prepayment Disallowance Motion - Prior to the Consummation Date, the First Lien Lenders asserted that the $125 million cash payment to be received by them on the Consummation Date in accordance with the terms of the Plan of Reorganization would trigger an obligation of the Debtors or Reorganized Debtors to pay a $4.2 million prepayment premium under the 2007 Credit Agreement and the Final Cash Collateral Order. In response, the Reorganized Debtors filed a motion in the Bankruptcy Court seeking the disallowance of any prepayment premium asserted.

•
Administrative Expense Claims - The First Lien Lenders submitted a formal request to the Reorganized Debtors for payment of administrative expense claims on account of certain purported adequate protection claims they have asserted for diminution in the value in their prepetition collateral. The Reorganized Debtors disputed these amounts.

•
Intercreditor Lawsuit - Prior to the confirmation hearing, Beal Bank filed a lawsuit (the “Intercreditor Lawsuit”) in New York state court against the members of the Ad Hoc Committee, asserting breaches of the Intercreditor Agreement, dated December 21, 2007, between Beal Bank and U.S. Bank National Association, as indenture trustee for the Senior Notes (the “Intercreditor Agreement”). Among other things, Beal Bank sought a declaratory judgment that the members of the Ad Hoc Committee violated the Intercreditor Agreement by (1) objecting to a competing plan of reorganization filed by Beal Bank and Icahn Partners and prosecuting their own plan of reorganization, and (2) seeking recharacterization of payments made to the First Lien Lenders during the Debtors' chapter 11 cases. In addition, the Intercreditor Lawsuit requested an award of money damages for such alleged violations of the Intercreditor Agreement.

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

•
Beal Bank and the Icahn Parties executed and filed Stipulations of Dismissal with respect to the Litigation Matters relating to the Plan of Reorganization described above. Upon the filing of such Stipulations of Dismissal, the First Lien Lenders do not have any right or ability to pursue such litigation and the claims asserted therein were dismissed with prejudice. In return, the Reorganized Debtors do not have any right, ability or claim to recharacterize or impair any amounts paid or payable to the First Lien Lenders with respect to any amounts paid or payable on or prior to the Consummation Date pursuant to the Final Cash Collateral Order, the Plan of Reorganization, or the 2007 Credit Agreement;

•
the First Lien Lenders agreed not to seek any prepayment premiums, penalties, or fees from the Debtors or the Reorganized Debtors arising under or resulting from the Plan of Reorganization or the transactions consummated pursuant to the Plan of Reorganization;

•
the First Lien Lenders agreed to support the payment of all the Debtors' professional fees and expenses relating to the Chapter 11 Case, and the payment of any and all fees, costs and expenses, asserted in the fee application filed by the Ad Hoc Committee;

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

•	the Reorganized Debtors paid $15 million to Icahn Partners, which satisfied any and all obligations of the

Reorganized Debtors under the 2007 Credit Agreement to reimburse, advance or indemnify costs, fees, and expenses (including professional fees) incurred by the First Lien Lenders. Upon such payment, the First Lien Lenders released and discharged the Debtors and the Reorganized Debtors from and against any and all liabilities or obligations incurred by such parties; and

•
each party mutually waived, released and discharged, each other party (among others) from all claims and proceedings arising from, related to, or in any way connected with the matters which were in litigation relating to the Plan of Reorganization and the Chapter 11 Case.

As stated above, pursuant to the Settlement Agreement, the parties agreed to amend the Amended and Restated Credit Agreement pursuant to the Third Amendment, which became effective (and was released from escrow) on October 6, 2010, the effective date of the Settlement Agreement. Under the Third Amendment, which by its terms was retroactive to July 16, 2010, the initial principal amount of the interest-bearing portion of the term loans under the Amended and Restated Credit Agreement as of the Consummation Date was increased from $334 million to $346.5 million, and the approximately $22.4 million non-interest portion of the initial principal amount of the term loans under the Amended and Restated Credit Agreement was eliminated in its entirety (and references to the non-interest portion of the term loans in the Amended and Restated Credit Agreement were deleted). As a result, the total principal amount outstanding under the Amended and Restated Credit Agreement decreased from $356.4 million to $346.5 million. The entire principal amount of the term loans under the Amended and Restated Credit Agreement bears interest at the fixed annual rate of 12%. The remaining terms of the Amended and Restated Credit Agreement remained unaltered except as otherwise required to implement the Settlement Agreement. The Third Amendment was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 13, 2010.

Pursuant to the Registration Rights Agreement, on August 16, 2010, we filed a registration statement on Form S-1 with the SEC to cover the resale of the shares of common stock held by the Backstop Parties and certain other holders of common stock. This registration statement has not yet become effective. On March 30, 2011, the Registration Rights Agreement was amended to defer our obligation to register the shares of common stock held by the Backstop Parties and such other holders until April 15, 2012, subject to an earlier request from the Backstop Parties holding a majority of the common stock held by the Backstop Parties. In light of this amendment, we intend to withdraw the registration statement on Form S-1 that we filed on August 16, 2010 and we will defer submitting any application to have our common stock traded on a national securities exchange.

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

To operate our business, we will require a significant amount of cash.

Our ability to satisfy our obligations and fund capital expenditures will depend on our ability to generate cash in the future, which is, in part, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. The risk is heightened by the fact that our current operations are in a single market. While additional cash for operations and capital expenditures were provided under the Plan of Reorganization, we cannot assure you that our business will generate sufficient cash flow from operations or that future financing will be available to us in an amount sufficient to enable us to operate our business. These challenges are exacerbated by adverse conditions in the general economy and the tightened credit market.

Our actual financial results may vary significantly from the projections filed with the Bankruptcy Court.

In connection with the Plan of Reorganization, we were required to prepare and file with the Bankruptcy Court projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan of Reorganization and our ability to continue operations upon emergence from bankruptcy. The projections reflected numerous assumptions concerning anticipated future performance and prevailing and anticipated market and economic conditions that were and continue to be beyond our control and that may not materialize. Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks. Our actual results may vary from those contemplated by the projections and the variation may be material. Accordingly, such projections should not be relied upon.

Our industry is intensely competitive.

The gaming industry is highly competitive and is expected to become more competitive in the future. New entrants to the Atlantic City market have announced plans to develop casinos in the future. We also face competition from other forms of legalized gaming, such as state sponsored lotteries, racetracks, off-track wagering and video lottery and video poker terminals. In addition, online gaming, despite its illegality in the United States, is a growing sector in the gaming industry, and various proposals have been made to authorize online gaming in the United States. We are unable to assess the impact that online gaming will have on our operations in the future and there is no assurance that the impact will not be materially adverse.

Our success could depend upon the success of our strategic plan and marketing initiatives.

Many of our existing competitors in Atlantic City have recently completed significant development projects. We have completed a strategic capital expenditure plan at each of our properties, which included the construction of the Chairman Tower at Trump Taj Mahal. From time to time, capital expenditures, such as room refurbishments, amenity upgrades and new gaming equipment, are necessary to maintain or enhance the competitiveness of our properties. Our ability to successfully compete will also be dependent upon our ability to develop and implement effective marketing campaigns. To the extent we are unable to successfully develop and implement these types of marketing initiatives, we may not be successful in competing in our markets.

Gaming is a regulated industry and changes in the law could have a material adverse effect on our operations. See “Business—Regulatory and Licensing.”

Gaming in New Jersey is regulated extensively by federal and state regulatory bodies, including the CCC and state and federal taxing, law enforcement and liquor control agencies. We and several of our officers and other qualifiers have received the licenses, permits and authorizations required to operate our properties. In June 2007, the CCC renewed our licenses to operate Trump Taj Mahal, Trump Plaza and Trump Marina until June 2012. Failure to maintain or obtain the requisite casino licenses would have a material adverse effect on our business.

If new gaming regulations are adopted in New Jersey, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals have been introduced by the legislature of New Jersey that, if enacted, could adversely affect the tax, regulatory, operations or other aspects of the gaming industry and our financial performance. Legislation of this type has been enacted in the past and may be enacted in the future. For example, in January 2011, legislation took effect under which the CRDA, a state-appointed authority, is to take charge of Atlantic City's casino and entertainment district. The impact of this plan on us is not yet clear.

Pennsylvania, New York and other nearby states have enacted gaming legislation that may harm us, and other states may do so in the future.

In July 2004, the Pennsylvania legislature enacted the Race Horse Development and Gaming Act which authorizes the Pennsylvania Gaming Control Board to permit a total of up to 61,000 slot machines in up to fourteen different licensed locations in Pennsylvania, seven at racetracks (each with up to 5,000 slot machines), five at casino facilities (two in Philadelphia, one in Pittsburgh and two elsewhere, each with up to 5,000 slot machines) and two at established resorts (each with up to 500 slot machines). Three of the racetrack sites, Pocono Downs, Parx Casino and Chester Downs and two casinos, one in Philadelphia and one in Bethlehem, are located in our market area. Slot machine operations have been operational since late 2006 at the racetracks and since May 2009 at the facility in Bethlehem. Sugarhouse, one of the Philadelphia locations commenced operations in September 2010. In late 2010, the Pennsylvania Gaming Control Board revoked the license of the other Philadelphia facility due to the incomplete submission of a financing plan and failure to meet certain conditions. That decision is on appeal.

In January 2010, table game legislation was signed into Pennsylvania law which allows up to 250 table games at each of the twelve larger authorized casinos and up to 50 table games at each of the remaining two smaller authorized casinos. Pennsylvania table games became operational during July 2010.

As of February 2011, the Philadelphia area locations were operating approximately 13,500 slot machines and 500 table games. Competition from the Pennsylvania area casinos that are currently operational has adversely impacted Atlantic City casinos, including our casinos. We believe that the potential opening of additional casinos could further adversely impact Atlantic City casinos, including our casinos.

Pursuant to legislation enacted in 2001, the Division of the Lottery of the State of New York is authorized to permit the installation of VLTs at various horse racing facilities in New York. As of early 2011, there were eight racetracks operating throughout New York State with a total of approximately 12,500 VLTs. During August 2010, New York Lottery officials announced that they had accepted Genting New York LLC's bid to develop a casino at Aqueduct Racetrack in Queens, New York. Genting New York expects to commence operations in late summer of 2011 with 2,500 VLTs, with an increase to 4,525 VLTs by the end of 2011. Additionally, at various times there have been discussions about allowing VLTs at the Belmont racetrack. The Aqueduct and Belmont racetrack locations are less than fifteen miles from Manhattan.

The 2001 legislation also authorized the Governor of New York to negotiate compacts authorizing the operation of up to six Native American casino facilities. Native American casino facilities typically have a significant operating advantage over our casinos due to lower gaming taxes, allowing those facilities to market more aggressively and to expand or update their facilities at an accelerated rate. These competing Native American facilities could continue to further adversely impact Atlantic City casinos, including our casinos.

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

We might not be successful in pursuing additional gaming ventures in existing or emerging gaming markets. We would not have the right to use the "Trump" brand in connection with any such additional gaming ventures.

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

The pending sale of the Trump Marina to Landry's A/C may not be consummated, and consummating the sale of the Trump Marina could have potential risks to the Company.
On February 11, 2011, the Company and its subsidiary, Trump Marina Associates, LLC, entered into an Asset Purchase Agreement with Landry's A/C and Landry's. Pursuant to the Asset Purchase Agreement, at the closing, Landry's A/C will acquire substantially all of the assets of, and will assume certain liabilities related to, the business conducted at Trump Marina. The aggregate purchase price payable for Trump Marina by Landry's A/C is $38 million, subject to a working capital adjustment at closing as provided in the Asset Purchase Agreement. The closing of the transaction is subject to the satisfaction of certain conditions, including receipt of approvals from New Jersey regulatory authorities and other customary closing conditions. There can be no assurance that the transaction for the sale of Trump Marina will close. In the event the closing does not occur, our recourse against Landry's A/C may be limited to the $5 million deposit currently held in escrow. Furthermore, our cash flow, operating results and financial condition could be adversely affected if the closing does not occur. In addition, completing the transaction may involve a number of risks, including the diversion of our management's attention from our existing business. If we consummate the pending sale of Trump Marina to Landry's A/C, we will also be in competition with Landry's.

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

Furthermore, our parent company, TER, has minimal operations, except for its ownership of TER Holdings and its subsidiaries. TER depends on the receipt of sufficient funds from its subsidiaries to meet its financial obligations. The ability of TER's subsidiaries to make payments to TER may also be restricted by the CCC.
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

Our principal stockholders have substantial control over us.

Our principal stockholders, directors and executive officers, and entities affiliated with them, own approximately 49.7% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ materially from other stockholders and may vote in a way with which other stockholders disagree and which may be adverse to the interests of other stockholders. In addition, we have elected to opt out of Section 203 of the Delaware General Corporation Law, which prohibits a publicly-held Delaware corporation from engaging in a “business combination” with an “interested stockholder,” and we will be able to enter into such transactions with our principal stockholders. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

The loss of the services of key members of our management team could have a material adverse effect on our business.

The leadership of the key members of our management team is a critical element to our future success. Our executive officers have substantial experience and expertise in our business and any unexpected loss of services of one or more of these individuals could adversely affect us. We have entered into employment agreements with our chief executive officer and our chief financial officer, but we are not protected by key man or similar life insurance covering any of our senior management.

If we are unable to attract, retain and motivate employees, we may not be able to compete effectively and will not be able to expand our business.

Our future success will depend, in part, on our ability to hire, retain and motivate a sufficient number of talented employees. Competition for such qualified employees can be intense, and recruiting, training, retention and benefit costs place significant demands on our resources. Additionally, the recent downturn in the gaming, travel and leisure sectors has made recruiting executives to the gaming business more difficult. Our inability to attract qualified employees or the loss of a significant number of our employees could have an adverse effect on our business.

We are a participant in a multiemployer pension plan that has been certified in critical status by the fund's actuary.

In connection with our collective bargaining agreement with the culinary and hotel workers union, Local 54/UNITE HERE, we participate in the UNITE HERE National Retirement Fund pension plan (the “Fund”). On March 31, 2010, as a result of the extraordinary decline in the financial markets and downturn in the economy, the Fund was certified in critical status by the Fund's actuary under the federal multiemployer plan funding laws pursuant to the Pension Protection Act of 2006 (the “PPA”). In connection with the certification, the Fund's board of trustees adopted a rehabilitation plan effective on April 1, 2010 (the “Rehabilitation Plan”) with the goal of enabling the Fund to emerge from critical status by January 1, 2023. The Rehabilitation Plan provides for certain increases in employer contributions and, in some cases, a reduction in participant benefits. We were required to agree with Local 54/UNITE HERE on the adoption of one of three schedules of future accrual and contribution rates proposed under the Rehabilitation Plan, all of which provided for increased monthly contributions. On May 27, 2010, we agreed upon a schedule with Local 54/UNITE HERE pursuant to which we will begin making increased monthly contributions to the Fund on January 1, 2012.

Under applicable federal law, any employer contributing to a multiemployer pension plan that completely ceases participating in the plan while it is underfunded is subject to payment of such employer's assessed share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can also be assessed withdrawal liability for a partial withdrawal from a multiemployer pension plan. The amount of our potential exposure with respect to the Fund depends on, among other things, the nature and timing of any triggering events and the funded status of the Fund at that time. If, in the future, we elect to withdraw from the Fund, additional liabilities would need to be recorded. While it is possible that this would occur in the future, we have not made any decision to incur a partial or complete withdrawal from the Fund. If any of these adverse events were to occur in the future, it could result in a substantial withdrawal liability assessment that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our current monthly pension contributions to the Fund are approximately $0.5 million. We also contribute to other multiemployer pension plans. A renewed economic decline could have a significant adverse effect on the financial condition of the Fund, or other funds in which we participate, which may require us to make contributions in addition to those already contemplated. Any such increases in our required contributions could adversely affect our results of operations.

We expect that our stock price will fluctuate significantly, which could cause the value of an investment in our common stock to decline, and stockholders may not be able to resell their shares at or above the price at which they acquired or acquire such shares.

Securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock regardless of our operating performance. If a trading market for our common stock were to arise, the trading price of our common stock is likely to be volatile and subject to wide price fluctuations in response to various factors, including:

•market conditions in the broader stock market;
•actual or anticipated fluctuations in our quarterly financial and operating results;
•introduction of new products or services by us or our competitors;
•issuance of new or changed securities analysts' reports or recommendations;
•investor perceptions of us and the gaming industry;
•sales, or anticipated sales, of large blocks of our stock;
•additions or departures of key personnel;
•regulatory or political developments;
•litigation and governmental investigations; and
•changing economic conditions.

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

There is no existing market for our common stock and we do not know if one will develop, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

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

On March 30, 2011, the Registration Rights Agreement originally entered into on July 16, 2010 was amended to defer our obligation to register the shares of common stock held by the Backstop Parties and certain other holders until April 15, 2012, subject to an earlier request from Backstop Parties holding a majority of the common stock held by the Backstop Parties. In light of this amendment, we intend to withdraw the registration statement on Form S-1 that we filed on August 16, 2010 and we will defer any application to have our common stock traded on a national securities exchange. This will make it less likely that a public market for our common stock will develop in the near future.

Some provisions of Delaware law, our amended and restated certificate of incorporation (“Certificate of Incorporation”) and our amended and restated bylaws (“Bylaws”) may deter third parties from acquiring us and diminish the value of our common stock.

Our Certificate of Incorporation and Bylaws provide for, among other things:

•	restrictions on the ability of our stockholders to call a special meeting;

•	restrictions on the ability of our stockholders to remove a director or fill a vacancy on the board of directors;

•	our ability to issue preferred stock with terms that the board of directors may determine, without stockholder approval;

•	the absence of cumulative voting in the election of directors; and

•	advance notice requirements for stockholder proposals and nominations.

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

We currently intend to retain our future earnings, if any, for the foreseeable future, to repay indebtedness and to fund the development and growth of our business. We do not intend to pay any dividends to holders of our common stock and the agreements governing our credit facilities prohibit our payment of dividends. As a result, capital appreciation in the price of our common stock, if any, will be the only source of gain on an investment in our common stock.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

See “Item 1. Business—Casino Properties” for a brief description of the location and general character of each of our properties.

General. Substantially all of the real and personal property (other than cash) of each of our properties, including their respective hotel and casino facilities and the parcels of land on which they are situated, secure our indebtedness under the Amended and Restated Credit Agreement. Each of our properties has financed or leased and, from time to time, may finance or lease its acquisition of furniture, fixtures and equipment, including slot machines. The lien in favor of any such lender or lessor may be superior to the liens securing the indebtedness under the Amended and Restated Credit Agreement.

Each of our properties leases space to various retailers and food and beverage outlets in their respective facilities.

The following table lists our significant land holdings:

Property	Total Approximate Acreage
	Owned	Leased	Utilized	Available for Development
Trump Taj Mahal (including Steel Pier)	39.4	—	28.0	11.4
Trump Plaza	9.4	1.5	7.4	3.5
Trump Marina	14.0	—	12.0	2.0

Trump Taj Mahal. We currently own approximately 39.4 acres of land that comprise the Trump Taj Mahal site, including the 24.5 acres on which the facility is situated and 11.4 acres of land suitable for development. The Trump Taj Mahal site includes the Steel Pier comprised of approximately 3.5 acres and related property located on the opposite side of the Boardwalk from Trump Taj Mahal. We currently lease the Steel Pier to an amusement park operator pursuant to a lease agreement which we and the operator have mutually agreed to extend until December 2016. Excluded from the table is an off-site warehouse location located on 18.0 acres.

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

Trump Marina. We own Trump Marina’s hotel and casino facility and the approximate 14.0-acre, triangular-shaped parcel of land on which it is situated, including 2.0 acres suitable for development. We also own an employee parking lot located on Route 30, approximately two miles from Trump Marina, which can accommodate approximately 1,000 cars. In addition, pursuant to a long-term lease between Trump Marina and the State of New Jersey, Trump Marina leases the Senator Frank S. Farley State Marina. The marina features approximately 640 boat slips. As discussed above, we have entered into an agreement to sell Trump Marina.

Item 3.    Legal Proceedings

As discussed in Item 1 above, on February 17, 2009, the Debtors filed voluntary petitions seeking relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The cases were jointly administered under the caption In re: TCI 2 Holdings, LLC, et al Debtors, Chapter 11 Case Nos.: 09-13654 through 09-12656 and 09-13658 through 09-13664 (JWH) (the “Chapter 11 Case”).

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

The Reorganized Debtors are currently in the process of reviewing over one thousand claims which were filed in the Chapter 11 Case. The United States Bankruptcy Court, by court order, has extended the Reorganized Debtors deadline to file objections to claims through May 12, 2011. (the “Claims Objection Deadline”) A wide variety of claims, which include, but are not limited to claims asserted by personal injury claimants, vendors, state and local taxing authorities, and former employees have been filed in the Chapter 11 case. To date the Reorganized Debtors have filed several motions and have obtained several court orders which have expunged certain claims, and have resolved certain claims through negotiation and settlement. It is the intention of the Reorganized Debtors to file additional objections to asserted claims prior to the Claims Objection Deadline.

Power Plant Litigation - On December 30, 2004, TER Development Company, LLC (“TER Development”) filed a complaint (the “Power Plant Litigation”) against Richard T. Fields, Coastal, Power Plant Entertainment, LLC, Native American Development, LLC, Joseph S. Weinberg and The Cordish Company (collectively, the “Power Plant Group”) in the Circuit

Court of the 17th Judicial District for Broward County, Florida, in which TER Development alleged that Power Plant Entertainment, LLC improperly obtained certain agreements with the Seminole Tribe of Florida for the development of gaming facilities in Hollywood and Tampa, Florida. TER Development asserted claims for fraud, breach of fiduciary duty, conspiracy, violation of the Florida Deceptive and Unfair Trade Practices Act and interference with prospective business relationship. As described below, the Power Plant Litigation was settled on October 28, 2010.

Trump Marina - As described in Note 8 to our consolidated financial statements, on May 28, 2008, Trump Marina Associates, LLC ("Trump Marina Associates") entered into an Asset Purchase Agreement (the “Original Marina Agreement”) to sell Trump Marina to Coastal Marina, LLC (“Coastal Marina Buyer”), an affiliate of Coastal Development, LLC (“Coastal”). Upon entering into the Original Marina Agreement, Coastal Marina Buyer placed into escrow a $15 million deposit toward the purchase price (the “Original Marina Deposit”). On October 28, 2008, the parties entered into an amendment to the Original Marina Agreement (the “Marina Amendment”) to modify certain terms and conditions of the Original Marina Agreement, including, but not limited to providing that Trump Marina Associates could terminate the Original Marina Agreement if the transaction did not close by May 28, 2009 and that the Original Marina Deposit held in escrow, together with any interest earned thereon, was released to Trump Marina Associates immediately and an additional $2 million deposit (the "Additional Marina Deposit") was placed in escrow for a total deposit towards the purchase price of $17 million. Coastal failed to consummate the transaction within the time provided under the Marina Amendment. On June 1, 2009, Trump Marina Associates delivered notice to Coastal that the Original Marina Agreement, as amended by the Marina Amendment, was terminated. Trump Marina Associates also delivered notice to the escrow agent requesting release of the Additional Marina Deposit to Trump Marina Associates. On July 28, 2009, Coastal Marina Buyer and Coastal filed an Adversary Complaint with the Bankruptcy Court, claiming they were fraudulently induced to enter the Original Marina Agreement, that the agreement was breached, and that these and other related claims gave rise to a right to the return of the Initial Marina Deposit, the Additional Marina Deposit, damages and other relief. On October 21, 2009, Marina Buyer and Coastal filed an Amended Complaint adding Mr. Trump and other parties as defendants, and adding additional allegations to the existing claims.

On October 28, 2010, the Company and its subsidiary TER Development (collectively, the “TER Parties”) reached an agreement with Coastal and certain related persons and entities, Power Plant Entertainment, LLC and the other members of the Power Plant Group to settle the Power Plant Litigation and certain other disputed matters. Pursuant to the settlement, among other things, (a) the TER Parties agreed to withdraw, with prejudice, the action pending in the Power Plant Litigation against the Power Plant Group, and (b) Coastal agreed to (i) withdraw all actions and claims filed on their behalf before the Bankruptcy Court (the “Bankruptcy Matters”), and (ii) relinquish any claim that they had to any amounts previously deposited in escrow in connection with the proposed purchase of the Trump Marina by Coastal, including the Additional Marina Deposit, together with any interest earned thereon, then held in escrow. In addition, the TER Parties and the Power Plant Group agreed to mutually waive, release and discharge each other from all claims and proceedings arising from and related to the Power Plant Litigation and the Bankruptcy Matters.

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

On July 18, 2005, the Bankruptcy Court considered a motion brought by a certain group of persons alleging that they had held shares of common stock of THCR on the record date for distributions under the Plan of Reorganization related to the 2005 Chapter 11 Case (the “2005 Plan”) (and who subsequently sold their shares prior to the distribution date) but did not receive any distributions under the 2005 Plan (the “Movants”), which they believe were wrongly made to the beneficial holders of our stock on the distribution date. The Movants had sought an order compelling us to make distributions to them under the 2005 Plan. After additional briefing and a court hearing with respect to the issue on October 8, 2005, the Bankruptcy Court denied the Movants’ motion on February 17, 2006. The Movants filed an appeal from the judgment entered in the Bankruptcy Court in favor of THCR. The Movants appealed this motion to the United States District Court for the district of New Jersey. During April 2007, the United States District Court reversed the Bankruptcy Court's denial and remanded the case back to the Bankruptcy Court for further consideration. In May 2007, we filed a notice of appeal to the United States Court of Appeals for the Third Circuit. By order dated November 5, 2008, the Court of Appeals affirmed the District Court's order. While on remand in the Bankruptcy Court for further consideration in light of the District Court's order, we filed a voluntary petition in the Bankruptcy Court on February 17, 2009, seeking relief under the provisions of chapter 11 of the Bankruptcy Code. The Bankruptcy Court ordered the Movants to act in accordance with the Chapter 11 Case with regard to their alleged claims. We have resolved the matter with the Movants, seven of which will each receive one (1) Convenience Class claim and eleven of which will be treated as general unsecured Class 5 creditors.

New Jersey State Income Taxes—From 2002 through 2006, state income taxes for our New Jersey operations were computed under the alternative minimum assessment method. We believe our New Jersey partnerships are exempt from these taxes and, as such, have not remitted payments of the amounts provided. The New Jersey Division of Taxation has issued an assessment to collect the unpaid taxes for the tax years 2002 and 2003. At December 31, 2010, we have accrued $33.1 million for taxes and interest relating to this alternative minimum tax assessment for 2002 and 2003, as well as the open years 2004 through 2006. We have had discussions with the New Jersey Division of Taxation regarding settlement of these assessments.

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

Item 4.    Removed and Reserved

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Old Common Stock. From September 20, 2005 to February 26, 2009, our then-outstanding common stock (the "Old Common Stock") traded on the Nasdaq Global Market (formerly, the Nasdaq National Market System) under the ticker symbol “TRMP.” On February 26, 2009, the Old Common Stock was delisted from the Nasdaq Stock Market in light of, among other things, the filing of the Chapter 11 Case. From February 27, 2009 to the Consummation Date, the Old Common Stock was traded on the OTC Bulletin Board under the symbol “TRMPQ.” On the Consummation Date and in connection with the Plan of Reorganization described elsewhere in this Report, all shares of our Old Common Stock were canceled and new common stock of TER ("New Common Stock") was issued. There is currently no established public trading market for TER's New Common Stock

The following table reflects the high and low sales prices, rounded to the nearest penny, of the Old Common Stock as reported by the Nasdaq Global Market and the OTC Bulletin Board, as applicable, for each quarterly period in 2009 and 2010 (through July 15, 2010).

	High	Low
2009:
First Quarter	$0.57	$0.02
Second Quarter	$0.28	$0.07
Third Quarter	$0.28	$0.10
Fourth Quarter	$0.18	$0.07
2010:
First Quarter	$0.20	$0.05
Second Quarter	$0.44	$0.11
Third Quarter (through July 15, 2010)	$0.15	$0.01

Holders. As of March 30, 2011, there were approximately 92 holders of record of TER's New Common Stock.

Dividends. We have never paid a dividend on the Old Common Stock or the New Common Stock and do not anticipate paying dividends on the New Common Stock in the foreseeable future.

Equity Compensation Plan Information

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2010. All outstanding awards relate to TER's New Common Stock.

Plan Category	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	321,432	N/A	321,432
Total	321,432	N/A	321,432
____________________________________________

The equity compensation plans described above relate to grants of restricted stock and restricted stock units awarded to two executive officers (our new chief executive officer and our new chief financial officer) pursuant to the terms of awards approved by our Compensation Committee. The agreements provide that the restricted stock awarded will vest in four equal increments on March 15, 2012, 2013, 2014 and 2015. Fifty percent of the restricted stock units vested immediately on November 16, 2010 and the remaining fifty percent will vest on November 16, 2011. Such restrictions will expire immediately upon a change of control of the Company.

Item 6.    Selected Financial Data

The following table sets forth certain of our historical financial information as of December 31, 2010 (Reorganized Company) and as of December 31, 2009, 2008, 2007 and 2006 (Predecessor Company) and for the period from July 16, 2010 through December 31, 2010 (Reorganized Company), the period from January 1, 2010 through July 15, 2010 (Predecessor Company) and for the years ended December 31, 2009, 2008, 2007 and 2006 (Predecessor Company). All financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto referenced elsewhere in this Form 10-K.

	TER	Predecessor Company
	July 16,	January 1,
	2010	2010
	through	through
	December 31,	July 15,	Year Ended December 31,
(In thousands, except share and per share data)	2010	2010	2009	2008	2007	2006
Revenues:
Gaming	$324,772	$393,206	$801,397	$936,761	$1,021,625	$1,079,245
Rooms	45,378	49,382	93,299	87,336	83,733	77,836
Food and beverage	46,775	50,583	99,364	111,857	118,959	122,611
Other	21,401	20,520	42,893	44,251	46,019	43,370
	438,326	513,691	1,036,953	1,180,205	1,270,336	1,323,062
Less promotional allowances	(118,123)	(123,324)	(244,804)	(272,197)	(282,101)	(296,783)
Net revenues	320,203	390,367	792,149	908,008	988,235	1,026,279

Costs and expenses:
Operating costs, excluding items detailed below	336,230	393,627	738,767	813,664	845,727	856,578
Depreciation and amortization	16,954	24,563	52,137	63,024	65,632	68,091
Goodwill and other asset impairment charges	—	—	556,733	207,687	277,880	—
Income from settlement of property tax appeals	—	—	—	—	(30,705)	—
	353,184	418,190	1,347,637	1,084,375	1,158,534	924,669
(Loss) income from operations	(32,981)	(27,823)	(555,488)	(176,367)	(170,299)	101,610

Net gain (loss) on reorganization related items and fresh start adjustments	—	741,552	(37,518)	(1,443)	—	—

Non-operating income (expense):
Interest income	791	594	1,558	4,565	7,553	10,299
Interest expense	(21,078)	(23,784)	(131,900)	(132,516)	(131,034)	(130,144)
Income related to termination of Original Marina Agreement	2,020	—	15,196	—	—	—
Income related to non-competition agreement	25,000	—	—	—	—	—
Loss on early extinguishment of debt	—	—	—	—	(4,127)	—
	6,733	(23,190)	(115,146)	(127,951)	(127,608)	(119,845)

(Loss) income before income taxes and discontinued operations	(26,248)	690,539	(708,152)	(305,761)	(297,907)	(18,235)
Income tax benefit (provision)	—	—	8,324	12,510	48,975	(6,451)
Loss from continuing operations	(26,248)	690,539	(699,828)	(293,251)	(248,932)	(24,686)
Income from discontinued operations:
Trump Indiana, net of income taxes	—	—	—	2,070	—	734
Income from discontinued operations	—	—	—	2,070	—	734
Net (loss) income	$(26,248)	690,539	(699,828)	(291,181)	(248,932)	(23,952)
Less: Net loss attributable to the noncontrolling interest		23,489	165,890	58,978	60,251	5,445
Net income (loss) attributable to Trump Entertainment Resorts, Inc.		$714,028	$(533,938)	$(232,203)	$(188,681)	$(18,507)

Earnings per share:
Net (loss) income per share attributable to Trump Entertainment Resorts, Inc. common shareholders - basic:
Continuing operations	$(2.45)	$22.83	$(16.85)	$(7.37)	$(6.07)	$(0.62)
Discontinued operations	—	—	—	0.04	—	0.02
Basic net (loss) income per share	$(2.45)	$22.83	$(16.85)	$(7.33)	$(6.07)	$(0.60)

Net (loss) income per share attributable to Trump Entertainment Resorts, Inc. common shareholders - diluted:
Continuing operations	$(2.45)	$16.99	$(16.85)	$(7.37)	$(6.07)	$(0.62)
Discontinued operations	—	—	—	0.04	—	0.02
Diluted net (loss) income per share	$(2.45)	$16.99	$(16.85)	$(7.33)	$(6.07)	$(0.60)

Weighted Average Shares Outstanding:
Basic	10,728,636	31,270,345	31,691,463	31,674,980	31,086,918	30,920,616
Diluted	10,728,636	40,647,829	31,691,463	31,674,980	31,086,918	30,920,616

Balance Sheet Data (at end of period):
Cash and cash equivalents	$85,585		$66,084	$86,183	$121,309	$100,007
Property and equipment	463,988		1,134,027	1,707,403	1,630,453	1,535,057
Total assets	705,010		1,396,769	2,047,379	2,228,880	2,260,496
Total debt, including current maturities	351,487		1,740,033	1,743,850	1,643,774	1,407,433
Noncontrolling interests			(159,639)	6,925	64,892	125,395
Total equity (deficit)	198,810		(691,678)	7,704	291,260	538,163

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

Overview

We own and operate the Trump Taj Mahal Casino Resort, Trump Plaza Hotel and Casino and the Trump Marina Hotel Casino in Atlantic City, New Jersey.

As noted above, we have agreed to sell Trump Marina to an affiliate of Landry's, which will acquire substantially all of the assets of, and assume certain liabilities related to, the business conducted at Trump Marina for an aggregate purchase price of $38 million, subject to a working capital adjustment at closing as provided in the Asset Purchase Agreement. The closing of the transaction is subject to the satisfaction of certain conditions, including receipt of approvals from New Jersey regulatory authorities and other customary closing conditions. We currently expect the transaction to be consummated during the second quarter of 2011, but there can be no assurance as to when, or if, the transaction for the sale of Trump Marina will be consummated.
Basis of Presentation
For the purposes of management's discussion and analysis of financial condition and results of operations, we have combined the period from January 1, 2010 through July 15, 2010 (Predecessor Company) and the period from July 16, 2010 through December 31, 2010 (Reorganized Company) into the year ended December 31, 2010. This combination was performed as we believe it provides for the best comparison of our operating performance for the respective periods. Differences occurring in the periods which were caused by the financial statements being prepared on different bases of accounting are indicated in the following discussion of our financial condition and results of operations.

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

The filing of the Chapter 11 Case constituted an event of default and therefore triggered repayment obligations under the $493.3 million pre-petition first lien credit facility (as amended, the "2007 Credit Agreement") entered into by the Company on December 21, 2007 and the $1,250.0 million of Senior Secured Notes issued by TER Holdings and its wholly owned finance subsidiary, Trump Entertainment Resorts Funding, Inc. (“TER Funding”) on May 20, 2005 (the “Senior Notes”). As a result, all indebtedness outstanding under the Senior Notes and the 2007 Credit Agreement became automatically due and payable.

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

•
TER Holdings, the Company, and certain of its subsidiaries (collectively, the “Licensee Entities”) entered into a Second Amended and Restated Trademark License Agreement with the Trump Parties (the “Trademark License Agreement”), which amends, restates and supersedes the previous trademark license agreement among the Company, TER Holdings and Mr. Trump and provides that the Trump Parties grant the Licensee Entities a royalty-free license to use certain trademarks, service marks, names, domain names and related intellectual property associated with the name “Trump” and the Trump Parties (the “Trump Parties Intellectual Property”) in connection with TER Holdings' casino and gaming activities relating to the Company's three existing casino properties in Atlantic City, New Jersey (Trump Taj Mahal Casino Resort, Trump Plaza Hotel & Casino and Trump Marina Hotel & Casino), subject to certain terms and conditions. The Trademark License Agreement shall be in effect from the Consummation Date until terminated pursuant to the terms of the Trademark License Agreement, including upon 30 days notice by TER Holdings, failure to use the Licensed Marks (as defined in the Trademark License Agreement) for 90 days, a sale of all of the casino properties, the use by the Licensee Entities of any of the Trump Parties Intellectual Property in a manner inconsistent with the Trademark License Agreement or certain other defaults by the Licensee Entities of the terms and provisions therein;

•
aggregate capital contributions of $225.0 million in new equity (in exchange for 7,500,000 shares of the Company's new common stock, or 70% of the Company's new common stock) were made pursuant to a rights offering to eligible holders of the Senior Notes and general unsecured claims (the “Rights Offering”), which was backstopped by members of the Ad Hoc Committee and/or their affiliates (the “Backstop Parties”) (who received 2,142,857 shares of the Company's new common stock, or 20% of the Company's new common stock, as a backstop fee in consideration for their agreement to provide such backstop commitment);

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

•
pursuant to the terms of a plan support agreement (the “DJT Settlement Agreement”) dated as of November 16, 2009, entered into among the Trump Parties, The Trump Organization, ACE Entertainment Holdings, Inc. and each of their respective affiliates or entities under the control, directly or indirectly, of the Trump Parties (collectively, the “DJT Parties”), and certain holders of Senior Notes, and in exchange for the waiver of certain claims held by the Trump Parties against the Debtors, and in consideration of the Trump Parties entering into the Trademark License Agreement and the Services Agreement with certain of the Debtors, the Company issued to Mr. Trump (i) 535,714 shares of the Company's new common stock (representing 5% of the Company's new common stock), along with warrants (the “DJT Warrants”) to purchase up to an additional 535,714 shares of the Company's new common stock (representing 5% of the Company's new common stock), at an exercise price of $123.74 per share, subject to certain anti-dilution provisions. The DJT Warrants expire five years from the Consummation Date;

•
the indebtedness evidenced by the Senior Notes and the indenture pursuant to which the Senior Notes were issued were canceled and a pro rata distribution of 535,714 shares of the Company's new common stock (representing 5% of the Company's new common stock) was made to holders of Senior Notes;

•	general unsecured creditors will receive the lesser of (a) $0.0078 per dollar of the principal or face amount of allowed general unsecured claims or (b) such holder's pro rata share of $1.2 million;

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

On September 21, 2010, TER and certain of its subsidiaries (as reorganized, the “Reorganized Debtors”) entered into a Global Settlement Agreement (the “Settlement Agreement”), dated as of September 21, 2010, with Beal Bank, SSB (“Beal Bank”), in its capacity as administrative agent and collateral agent under the 2007 Credit Agreement and under the Amended and Restated Credit Agreement (as defined in the Settlement Agreement) and as a prior lender under the 2007 Credit Agreement, and Icahn Partners, pursuant to which the parties agreed to end all outstanding disputes and litigation between them relating to the Reorganized Debtors, the Debtors' Chapter 11 Case, and/or the Plan of Reorganization. A copy of the Settlement Agreement was attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 24, 2010. The description of the Settlement Agreement set forth below is not complete and is qualified in its entirety by the full text of such agreement.

On October 5, 2010, the Bankruptcy Court approved the Settlement Agreement. The settlement terms set forth in the Settlement Agreement became effective on October 6, 2010. Pursuant to the Settlement Agreement, all then-pending proceedings involving the parties arising from, relating to, or in any way connected with certain matters that were currently in litigation relating to the Plan of Reorganization (the “Litigation Matters”) were dismissed and/or withdrawn by the parties with prejudice.

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

•
Beal Bank and the Icahn Parties executed and filed Stipulations of Dismissal with respect to the Litigation Matters relating to the Plan of Reorganization described above. Upon the filing of such Stipulations of Dismissal, the First Lien Lenders do not have any right or ability to pursue such litigation and the claims asserted therein were dismissed with prejudice. In return, the Reorganized Debtors do not have any right, ability or claim to recharacterize or impair any amounts paid or payable to the First Lien Lenders with respect to any amounts paid or payable on or prior to the Consummation Date pursuant to the Final Cash Collateral Order, the Plan of Reorganization, or the 2007 Credit Agreement;

•
the First Lien Lenders agreed not to seek any prepayment premiums, penalties, or fees from the Debtors or the Reorganized Debtors arising under or resulting from the Plan of Reorganization or the transactions consummated pursuant to the Plan of Reorganization;

•
the First Lien Lenders agreed to support the payment of all the Debtors' professional fees and expenses relating to the Chapter 11 Case, and the payment of any and all fees, costs and expenses, asserted in the fee application filed by the Ad Hoc Committee;

•
the Reorganized Debtors paid $15.0 million to Icahn Partners, which satisfied any and all obligations of the Reorganized Debtors under the 2007 Credit Agreement to reimburse, advance or indemnify costs, fees, and expenses (including professional fees) incurred by the First Lien Lenders. Upon such payment, the First Lien Lenders released and discharged the Debtors and the Reorganized Debtors from and against any and all liabilities or obligations incurred by such parties; and

•
each party mutually waived, released and discharged, each other party (among others) from all claims and proceedings arising from, related to, or in any way connected with the matters which were in litigation relating to the Plan of Reorganization and the Chapter 11 Case.

As stated above, pursuant to the Settlement Agreement, the parties agreed to amend the Amended and Restated Credit Agreement pursuant to the Third Amendment, which became effective (and was released from escrow) on October 6, 2010, the effective date of the Settlement Agreement. Under the Third Amendment, which by its terms was retroactive to July 16, 2010, the initial principal amount of the interest-bearing portion of the term loans under the Amended and Restated Credit Agreement as of the Consummation Date was increased from $334.0 million to $346.5 million, and the approximately $22.4 million non-interest portion of the initial principal amount of the term loans under the Amended and Restated Credit Agreement was eliminated in its entirety (and references to the non-interest portion of the term loans in the Amended and Restated Credit Agreement were deleted). As a result, the total principal amount outstanding under the Amended and Restated Credit Agreement decreased from $356.4 million to $346.5 million. The entire principal amount of the term loans under the Amended and Restated Credit Agreement bears interest at the fixed annual rate of 12%. The remaining terms of the Amended and Restated Credit Agreement remained unaltered except as otherwise required to implement the Settlement Agreement. The Third Amendment was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 13, 2010.

See Note 1 to our condensed consolidated financial statements for additional information regarding the transactions that occurred pursuant to the Plan of Reorganization.

Pursuant to the Registration Rights Agreement, on August 16, 2010, we filed a registration statement on Form S-1 with the SEC to cover the resale of the shares of common stock held by the Backstop Parties and certain other holders of common stock. This registration statement has not yet become effective. On March 30, 2011, the Registration Rights Agreement was amended to defer our obligation to register the shares of common stock held by the Backstop Parties and such other holders until April 15, 2012, subject to an earlier request from the Backstop Parties holding a majority of the common stock held by the Backstop Parties. In light of this amendment, we intend to withdraw the registration statement on Form S-1 that we filed on August 16, 2010 and we will defer submitting any application to have our common stock traded on a national securities exchange.

General. Cash flows from the operating activities of our casino properties constitute our primary source of liquidity. Currently, our liquidity and cash flow is affected by a variety of factors, many of which are outside of our control, including the current economic conditions, the tightened credit markets, as well as the downturn in the Atlantic City gaming market, regulatory issues, competition and other general business conditions. We cannot assure you that we will possess sufficient income and liquidity to fund our operations and capital expenditures. There can be no assurance as to our ability to obtain sufficient financing and meet our obligations. We are currently financing our operations using our cash on hand.

We are operating in an extremely challenging business environment. Cash flows used in operating activities were $69.8 million during 2010 compared to cash flows provided by operations of $11.7 million during 2009. The decrease in our cash flow from operations was principally due to a decrease in gaming revenues and an increase in cash expenditures related to professional fees and expenses associated with our reorganization, partially offset by the receipt of $25.0 million in connection with a non-competition agreement, as described in Note 19 to our consolidated financial statements, and the receipt of $2.0 million upon release to us of the Additional Marina Deposit that was placed in escrow in connection with the Original Marina Agreement entered into with Coastal.

Cash flows used in investing activities were $5.5 million during 2010 compared to $26.4 million during 2009. Investing activities during 2010 include $14.3 million of proceeds related to certain CRDA investments, $9.3 million related to the purchase of CRDA investment obligations and capital expenditures of $5.7 million. Restricted cash increased $4.8 million in connection with the receipt of proceeds from the CRDA. Investing activities during 2009 included capital expenditures of $26.8 million, of which approximately $17.5 million related to the construction of the Chairman Tower, $10.6 million related to CRDA investment obligations and $8.2 million of proceeds related to certain CRDA investments. Restricted cash decreased $2.8 million during 2009 as cash collateral securing outstanding letters of credit was drawn.

Our financing activities during 2010 include (i) a $225.0 million capital contribution in connection with the Rights Offering, (ii) the repayment of $129.2 million of outstanding borrowings under our term loans, which included $127.5 million under the 2007 Credit Agreement, (iii) the repayment of $10.0 million of borrowings under the Initial DIP Note Purchase Agreement, which was drawn during June 2010 and used to fund operations through the Consummation Date, (iv) a $0.6 million cash distribution to holders of our Senior Notes pursuant to the Plan of Reorganization and (v) the repayment of $0.5 million of capital lease obligations. During 2009, our cash flows used in financing activities included repayments of $4.9 million of our outstanding term loan and $0.4 million of our capital lease obligations.
At December 31, 2010, we had $85.6 million in cash and cash equivalents and $29.4 million of cash which is restricted in use under the terms of the Amended and Restated Credit Agreement. Subsequent to December 31, 2010, we received $5.5 million in connection with a deed modification, as described in Note 20 to our consolidated financial statements. There was $344.8 million of borrowings outstanding under the Amended and Restated Credit Agreement as of December 31, 2010. On March 31, 2011, we repaid $10.9 million of borrowings under the Amended and Restated Credit Agreement.

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

Contractual obligations, as of December 31, 2010, mature as follows (in millions):

	One year and less	2-3 years	3-5 years	After 5 years	Total
Long-term debt	$3.5	$6.9	$334.4	$—	$344.8
Interest on long-term debt	41.2	81.3	79.5	—	202.0
Capital leases	1.4	2.0	1.6	9.6	14.6
Operating leases	11.0	10.4	9.3	84.5	115.2
2008 NJSEA Subsidy Agreement (1)	1.5	—	—	—	1.5
Total	$58.6	$100.6	$424.8	$94.1	$678.1
________________________________________
In addition to the contractual obligations disclosed in this table, we have unrecognized tax benefits that, based on uncertainties associated with the items, we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities. See Note 6 to our Consolidated Financial Statements.

(1)	Represents estimated amounts due under the 2008 NJSEA Subsidy Agreement as discussed in Note 17 to our Consolidated Financial Statements.

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

Results of Operations

The following analyses compare our results of operations for: (1) the year ended December 31, 2010 with our results of operations for the year ended December 31, 2009 and (2) the year ended December 31, 2009 with our results of operations for the year ended December 31, 2008. Our primary business activities are conducted by Trump Taj Mahal, Trump Plaza and Trump Marina.

Results of Operations for the Years Ended December 31, 2010 and 2009

The following table includes selected data of our casino properties and should be read with the following discussion of our results of operations.

	Year Ended December 31,
	2010	2009
	(in millions)
Gaming revenues
Trump Taj Mahal	$398.8	$441.1
Trump Plaza	173.2	199.8
Trump Marina	146.0	160.5
Total	$718.0	$801.4
Net revenues
Trump Taj Mahal	$397.5	$439.6
Trump Plaza	173.0	196.7
Trump Marina	140.1	155.8
Total	$710.6	$792.1
Income (loss) from operations
Trump Taj Mahal	$(1.4)	$26.8
Trump Plaza	(18.8)	(355.3)
Trump Marina	(20.1)	(208.1)
Corporate and other	(20.5)	(18.9)
Total	$(60.8)	$(555.5)
Depreciation and amortization
Trump Taj Mahal	$30.8	$40.7
Trump Plaza	6.8	9.6
Trump Marina	3.7	1.7
Corporate and other	0.2	0.1
Total	$41.5	$52.1
Net (gain) loss on reorganization related items and fresh start adjustments
Trump Taj Mahal	$701.7	$4.6
Trump Plaza	(38.9)	2.3
Trump Marina	(12.5)	—
Corporate and other	(1,391.9)	30.6
Total	$(741.6)	$37.5
Intangible and other asset impairment charges
Trump Taj Mahal	$—	$3.7
Trump Plaza	—	347.8
Trump Marina	—	205.2
Corporate and other	—	—
Total	$—	$556.7

Our 2010 operating results were negatively affected by various factors including the continuing effects of competition in adjoining states and a weakened economy.

In January 2010, table game legislation was signed into Pennsylvania law which allows for the installation of table games at Pennsylvania's authorized casinos. Pennsylvania table games became operational during July 2010. In addition, the first of two authorized Philadelphia casinos opened with 1,600 slot machines and 40 table games during late September 2010. Competition from the Pennsylvania casinos that are currently operational has adversely impacted Atlantic City casinos, including our casinos.

Gross Gaming Revenues—For the year ended December 31, 2010, gross gaming revenues in the Atlantic City market (as reported to the CCC) decreased 9.6% due to a 9.0% decrease in slot revenues and a 10.9% decrease in table game revenues compared to the year ended December 31, 2009. For the year ended December 31, 2010, we experienced a 10.6% decrease in overall gross gaming revenues comprised of an 8.4% decrease in slot revenues and a 15.0% decrease in table game revenues compared to the prior year.

CRDA Transactions. During 2010, we recognized $9.3 million of non-cash expense to record the investments donated pursuant to the CRDA Transactions at their net realizable value of $9.6 million. Of the $9.3 million of expense recognized, $4.8 million related to Trump Taj Mahal, $2.6 million related to Trump Plaza and $1.9 million related to Trump Marina.

Severance Costs. During September 2010, we announced that the employment agreement with Mark Juliano, our former Chief Executive Officer would be terminated in accordance with, and to the extent provided by, its terms. Mr. Juliano was entitled to severance pursuant to the terms of his employment agreement in accordance with provisions thereof that applied following a "change of control" of the Company. In addition, due to the continuation of declining gaming revenues and an increasingly competitive market, we significantly reduced our workforce as part of a cost containment strategy during the fourth quarter of 2010. In connection with the termination of Mr. Juliano and the reduction in workforce, we incurred approximately $7.6 million in severance costs during the period from July 16, 2010 through December 31, 2010. Such amount is included in general and administrative expenses during 2010.

Net (Gain) Loss on Reorganization Related Items and Fresh Start Adjustments. On July 16, 2010, the Plan of Reorganization became effective. Reorganization (income) expense during 2010 included (i) cancellation of indebtedness income related to the cancellation of the Senior Notes and accrued interest thereon, (ii) a reduction in the principal balance outstanding under the 2007 Credit Agreement, (iii) fresh start reporting adjustments to record our assets and liabilities at their estimated fair values and (iv) professional fees and other expenses associated with the reorganization.

Impairment Charges. We review our long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets might not be recoverable. During 2009, based upon the results of our testing, we recorded impairment charges totaling $536.2 million related to Trump Plaza's and Trump Marina's long-lived assets.

We review our indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if events or circumstances indicate that the value of those intangible assets might be impaired. We recognized intangible asset impairment charges related to Trump Taj Mahal and Trump Plaza trademarks totaling $20.5 million during 2009.

A discussion of each of our properties’ operating results for the year ended December 31, 2010 compared to December 31, 2009 follows:

Trump Taj Mahal—Gaming revenues decreased $42.3 million (9.6%) due to a $25.3 million decrease in table games revenue, a $14.2 million decrease in slot revenue and a $2.8 million decrease in poker revenue. The decrease in table games revenue was due to a 13% decrease in amounts wagered and a decrease in table hold percentage. Slot revenue decreased principally due to a 4% decrease in slot handle. Net revenues decreased $42.1 million due to the decrease in gaming revenues and a $1.5 million increase in promotional allowances partially offset by a $2.6 million increase in cash rooms, food and beverage and other revenue.

Loss from operations was $1.4 million during 2010 compared to income from operations of $30.5 million before a non-cash asset impairment charge during 2009. The decrease in income from operations was due to the decrease in net revenues partially offset by a $10.2 million decrease in operating expenses. Total operating expenses decreased principally due to: a $9.9 million decrease in depreciation expense due to the write-down of property and equipment in connection with fresh start reporting; a $5.5 million decrease in provisions for doubtful accounts; a $4.2 million decrease in gaming taxes and regulatory fees, principally due to the lower gaming revenues; a $4.0 million decrease in payroll and related costs and a $1.9 million decrease in insurance costs. These decreases were partially offset by: a $6.3 million increase in expense related to CRDA investments, principally due to the CRDA Transaction and the receipt of CRDA investment proceeds during 2009, which resulted in a $1.7 million reduction in expense during 2009; a $2.5 million increase in utility costs; a $2.0 million increase in promotional expenses; a $1.6 million increase in property taxes; a $1.4 million increase in severance costs and a $1.0 million increase in general and administrative costs.

Trump Plaza—Net revenues decreased $23.7 million (12.0%) principally due to a $26.6 million decrease in gaming revenues partially offset by a $4.4 million decrease in promotional allowances. Gaming revenues decreased due to a $17.5 million decrease in slot revenue and a $9.1 million decrease in table games revenue. Slot revenue decreased principally due to an 11% decrease in slot handle. The decrease in table games revenue was due to a 24% decrease in table game play partially offset by an increase in table hold percentage.

Loss from operations was $18.8 million during 2010 compared to a loss from operations of $7.5 million before non-cash asset impairment charges during 2009. The decrease in net revenues was partially offset by a $12.4 million decrease in operating expenses. The decrease in operating expenses was primarily attributable to: a $5.5 million decrease in payroll and related costs; a $4.7 million decrease in promotional expenses; a $2.8 million decrease in depreciation expense, principally due to a reduction in the depreciable basis of long-lived assets as a result of impairment charges recorded during the second quarter of 2009 partially offset by an increase in property and equipment in connection with fresh start reporting; a $2.5 million decrease in gaming taxes and regulatory fees, principally due to the lower gaming revenues and a $0.8 million decrease in general and administrative expenses. These decreases were offset by a $2.9 million increase in expense related to CRDA investments principally due to the CRDA Transaction and a $0.5 million increase in severance costs.

Trump Marina—Net revenues decreased $15.7 million (10.1%) principally due to a $14.5 million decrease in gaming revenues and a $0.9 million decrease in cash rooms and food and beverage revenue. Gaming revenues decreased due to a $11.3 million decrease in slot revenue and a $3.2 million decrease in table games revenue. The decrease in slot revenue was principally due to an 11% decrease in slot handle. Table games revenue decreased due to a decrease in table hold percentage and a 3% decrease in amounts wagered.

Loss from operations was $20.1 million during 2010 compared to loss from operations of $2.9 million before non-cash asset impairment charges during 2009. The increase in loss from operations was due to the decrease in net revenues and a $1.5 million increase in operating expenses. The increase in operating expenses was principally due to: a $2.2 million increase in expense related to CRDA investments, principally due to the CRDA Transaction; a $2.1 million increase in depreciation expense, primarily due to the classification of Trump Marina's property and equipment as held for sale during a portion of 2009; a $1.1 million increase in utility costs and a $0.5 million increase in severance costs. These increases were partially offset by a $2.6 million decrease in payroll and related costs, a $1.4 million decrease in gaming taxes due to the lower gaming revenues and a $0.8 million decrease in promotional expenses.
Corporate and Other—Corporate and other expenses excluding reorganization expenses increased $1.6 million principally due to a $3.0 million increase in severance costs and a $1.6 million increase in legal fees partially offset by a $1.1 million decrease in stock-based compensation expense, a $0.9 million decrease in amounts accrued under the previous services agreement with Mr. Trump and a $0.8 million decrease in insurance costs.

Interest Income—Interest income was $1.4 million during 2010 compared to $1.6 million during 2009 due to lower average invested cash and cash equivalents and interest rates.

Interest Expense—Interest expense was $44.9 million during 2010 compared to $131.9 million during 2009. The lower interest expense during 2010 reflects the substantial reduction of indebtedness pursuant to the Plan of Reorganization. In addition, we ceased recording contractual interest expense on the Senior Notes on October 7, 2009.

Provision for Income Taxes - There was no provision for income taxes during 2010. Pursuant to the Plan of Reorganization, on the Consummation Date, the Company realized cancellation of indebtedness income, and as a result, is required to reduce certain tax attributes such as NOLs and the tax basis of its assets. The Company anticipates a full reduction of its federal NOL carryforwards as a result of the realized cancellation of indebtedness income effective January 1, 2011 pursuant to the applicable provisions of the Internal Revenue Code. The reduction of tax attributes and the application of Section 382 of the Internal Revenue Code, as a result of the ownership change occurring on the Consummation Date, will limit future tax attributes and could result in increased future tax liabilities for the Company.

Results of Operations for the Years Ended December 31, 2009 and 2008

The following table includes selected data of our casino properties and should be read with the following discussion of our results of operations.

	Year Ended December 31,
	2009	2008
	(in millions)
Gaming revenues
Trump Taj Mahal	$441.1	$476.7
Trump Plaza	199.8	258.8
Trump Marina	160.5	201.3
Total	$801.4	$936.8
Net revenues
Trump Taj Mahal	$439.6	$460.7
Trump Plaza	196.7	252.8
Trump Marina	155.8	194.5
Total	$792.1	$908.0
Income (loss) from operations
Trump Taj Mahal	$26.8	$(42.7)
Trump Plaza	(355.3)	4.4
Trump Marina	(208.1)	(62.0)
Corporate and other	(18.9)	(76.1)
Total	$(555.5)	$(176.4)
Depreciation and amortization
Trump Taj Mahal	$40.7	$36.7
Trump Plaza	9.6	18.9
Trump Marina	1.7	6.8
Corporate and other	0.1	0.7
Total	$52.1	$63.1
Net loss on reorganization related items
Trump Taj Mahal	$4.6	$—
Trump Plaza	2.3	—
Corporate and other	30.6	1.4
Total	$37.5	$1.4
Intangible and other asset impairment charges
Trump Taj Mahal	$3.7	$90.3
Trump Plaza	347.8	5.4
Trump Marina	205.2	63.6
Corporate and other	—	48.4
Total	$556.7	$207.7

Our operating results during 2009 were affected by various factors including the effects of gaming competition in Pennsylvania and New York and continued weakness in the economy.

Gross Gaming Revenues - During 2009, the Atlantic City market experienced a decrease in gross gaming revenues for the third consecutive year. For the year ended December 31, 2009, gross gaming revenues in the Atlantic City market (as reported to the CCC) decreased 13.2% due to a 13.1% decrease in slot revenues and a 13.5% decrease in table game revenues compared to the year ended December 31, 2008. For the year ended December 31, 2009, we experienced a 14.5% decrease in overall gross gaming revenues comprised of a 14.0% decrease in slot revenues and a 15.5% decrease in table game revenues compared to the prior year.

Impairment Charges - As a result of the negative effects of the aforementioned factors on our operating results, we recognized intangible asset impairment charges totaling $20.5 million and $162.7 million during the years ended December 31, 2009 and 2008, respectively.

Based upon the results of our long-lived asset impairment testing, we recorded impairment charges totaling $536.2 million related to Trump Plaza's and Trump Marina's long-lived assets during the year ended December 31, 2009. During the year ended December 31, 2008, we recognized a $45.0 million estimated loss on disposal to record Trump Marina's long-lived assets at their estimated fair value less costs to sell in connection with entering into the Marina Amendment.

A discussion of each of our properties' operating results for the year ended December 31, 2009 compared to December 31, 2008 follows:
Trump Taj Mahal - Net revenues decreased $21.1 million principally due to a $35.6 million decrease in gaming revenues partially offset by a $5.5 million decrease in gaming promotional offers and a $9.0 million increase in cash rooms, food and beverage and other revenue. The decrease in gaming revenues was due to a $21.3 million decrease in slot revenue and a $14.3 million decrease in table games and other gaming revenue. The decrease in slot revenue resulted from an 8.6% decrease in slot handle. Table games revenue decreased due to both a decrease in table game play and hold percentage.

Before consideration of intangible asset impairment charges during 2009 and 2008, income from operations decreased $17.1 million due to the decrease in net revenues partially offset by a $4.0 million decrease in operating costs and expenses. Total operating costs and expenses decreased principally due to: a $5.5 million decrease in electricity and thermal energy costs; a $4.7 million decrease in gaming taxes; a $3.5 million decrease in promotional expenses; a $3.5 million decrease in advertising costs; and a $2.4 million decrease in marketing and entertainment costs. These decreases were partially offset by: a $4.9 million increase in property taxes, resulting from the assessment of the Chairman Tower; a $4.0 million increase in depreciation expense, principally due to depreciation expense associated with the Chairman Tower; a $2.7 million increase in expense recognized in association with the New Jersey Sports and Exposition Authority subsidy agreement; a $2.1 million increase in benefit costs and a $1.5 million increase in insurance costs.

Trump Plaza - Net revenues decreased $56.1 million principally due to a $59.0 million decrease in gaming revenues and a $3.9 million decrease in cash rooms, food and beverage and other revenue partially offset by a $6.8 million decrease in gaming promotional offers. The decrease in gaming revenues was due to a $35.0 million decrease in slot revenue and a $24.0 million decrease in table games revenue. The decrease in slot revenue was principally due to a 20.4% decrease in slot handle. Table games revenue decreased due to a 20.0% decrease in table game play and a significant decrease in hold percentage.
Before consideration of non-cash impairment charges, income from operations decreased $17.3 million as the $56.1 million decrease in net revenues was partially offset by a $38.8 million decrease in operating costs and expenses. The decline in operating expenses was primarily attributable to: a $9.3 million decrease in depreciation expense due to the long-lived asset impairment charges recorded during the second quarter of 2009; an $8.1 million decrease in payroll and related costs; a $5.8 million decrease in gaming taxes due to lower gaming revenues; a $4.8 million decrease in marketing and entertainment expenses; a $4.0 million decrease in general and administrative expenses; a $3.4 million decrease in utility costs; and a $2.9 million decrease in costs of food, beverage and other sales.
Trump Marina - Net revenues decreased $38.7 million principally due to a $40.8 million decrease in gaming revenues and a $4.4 million decrease in cash rooms, food and beverage and other revenue partially offset by a $6.5 million decrease in gaming promotional offers. Gaming revenues decreased due to a $29.4 million decrease in slot revenue and an $11.4 million decrease in table games revenue. The decrease in slot revenue was principally due to a 20.7% decrease in slot handle. Table games revenue decreased due to a 26.5% decrease in table game play partially offset by an increase in hold percentage.
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
Corporate and Other - Corporate and other expenses excluding transaction costs and intangible asset impairment charges associated with the Original Marina Agreement in 2008, decreased $3.5 million principally due to decreases in legal fees, stock-based compensation expense and payroll and related costs partially offset by an increase in insurance costs.

Interest Income - Interest income was $1.6 million during 2009 compared to $4.6 million during 2008 due to lower average invested cash and cash equivalents and interest rates.
Interest Expense - Interest expense was $131.9 million during 2009 compared to $132.5 million during 2008. Given the unlikelihood of any recovery of interest expense related to the Senior Notes in connection with our reorganization, we ceased recording contractual interest expense on the Senior Notes on October 7, 2009, the date on which the Bankruptcy Court approved both the Original Debtors' Disclosure Statement and the AHC Disclosure Statement. The lower interest expense recognized on the outstanding principal amount of Senior Notes of approximately $24.8 million was partially offset by (i) higher average borrowings outstanding under the 2007 Credit Agreement, (ii) a 2% increase in the interest rate on amounts outstanding under the 2007 Credit Agreement due to the event of default, (iii) an $8.5 million decrease in capitalized interest as a result of the completion of the Chairman Tower and (iv) the accrual of default interest related to the past due interest payments on the Senior Notes through October 7, 2009.
Provision for Income Taxes - We recorded an income tax benefit related to our continuing operations of $8.3 million and $12.5 million during 2009 and 2008, respectively, reflecting the impact of a reduction in our net deferred tax liabilities as a result of intangible asset impairment charges and the portion of the long-lived asset impairment charges relating to land.

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

Property and Equipment—Our operations are capital intensive and we make capital investments at each of our properties in the form of maintenance capital and, from time to time, expansion and product enhancement capital. At December 31, 2010, we had approximately $464.0 million of net property and equipment recorded on our balance sheet. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimates of the useful lives are based on the nature of the assets as well as our current operating strategy. Future events such as property expansions, new competition and new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record additional impairment charges for these assets.

Intangible Assets—We have approximately $8.7 million of intangible assets recorded on our balance sheet at December 31, 2010. We regularly evaluate our businesses for potential impairment indicators. Additionally, we perform impairment testing at least annually or more frequently if indicators of impairment exist. Our judgments regarding the existence of impairment indicators are based on, among other things, pending sales of assets, the regulatory and competitive status, operational performance of each of our businesses and financial market valuations of conditions surrounding our business entities and the gaming industry. Future events, such as the failure to meet or exceed our operating plans, increased competition, the enactment of increased gaming or tax rates or changes in market valuations could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Trump ONE Liability—Our unified player’s program, Trump ONE, allows customers to accumulate certain point-based rewards based on the volume of their gaming activity. Trump ONE customers may earn “comp dollars” redeemable for complimentary food, beverage and retail items and “cash-back points” which are redeemable in cash. Comp dollars and cash-back points accumulate over time and may be redeemed at the customer’s discretion under the terms of the program. Comp dollars and cash-back points are forfeited if a customer does not redeem earned rewards over a specified period of time. As a result of the ability of the customer to accumulate comp dollars and cash-back points, we accrue the associated expense, after giving effect to estimated forfeitures, as they are earned. At December 31, 2010, $3.5 million was accrued related to comp dollars and $0.9 million was accrued related to cash-back points earned under this program. Our accruals could be significantly affected if estimated forfeitures vary from historical levels or changes occur in the cost of providing complimentary food, beverage and retail items under the Trump ONE program. Management reviews our accruals for adequacy at the end of each reporting period.

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

Income Taxes—We are subject to income taxes in the United States and in several states. We account for income taxes, including our current and deferred tax provisions in accordance with ASC 740—“Income Taxes.” The calculation of our income tax provision is complex and requires the use of estimates. Management reviews our provision for income taxes at the end of each reporting period. Additionally, our income tax returns are subject to examination by various taxing authorities. We regularly assess the potential outcomes of these examinations in determining the adequacy of our provision for income taxes and our income tax liabilities. Inherent in our determination of any necessary reserves are assumptions based on past experiences and judgments about potential actions by taxing authorities. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonable and foreseeable outcome related to uncertain tax matters. When actual results of tax examinations differ from our estimates, we adjust the income tax provision in the period in which the examination issues are settled.

Inflation

There was no significant impact on operations as a result of inflation during 2010, 2009 or 2008.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates and commodity rates.

The following table provides information about our debt obligations existing as of December 31, 2010. The following table presents principal cash flows and interest rates by expected maturity date of our debt obligations, except capitalized lease obligations.

(Dollars in millions)	2011	2012	2013	2014	2015	Thereafter	Total
Fixed rate debt maturities	$3.5	$3.5	$3.5	$3.5	$330.8	$—	$344.8
Average interest rate	12.0%	12.0%	12.0%	12.0%	12.0%

The interest rate on our outstanding long-term debt is fixed at 12% per annum; therefore our risk related to fluctuations in interest rates is limited.

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements are included in this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets of Trump Entertainment Resorts, Inc. as of December 31, 2010 (Reorganized Company) and December 31, 2009 (Predecessor Company)

Consolidated Statements of Operations of Trump Entertainment Resorts, Inc. for the period from July 16, 2010 through December 31, 2010 (Reorganized Company), the period from January 1, 2010 through July 15, 2010 and the years ended December 31, 2009 and 2008 (Predecessor Company)

Consolidated Statements of Equity (Deficit) of Trump Entertainment Resorts, Inc. for the period from July 16, 2010 through December 31, 2010 (Reorganized Company), the period from January 1, 2010 through July 15, 2010 and the years ended December 31, 2009 and 2008 (Predecessor Company)

Consolidated Statements of Cash Flows of Trump Entertainment Resorts, Inc. for the period from July 16, 2010 through December 31, 2010 (Reorganized Company), the period from January 1, 2010 through July 15, 2010 and the years ended December 31, 2009 and 2008 (Predecessor Company)

Notes to Consolidated Financial Statements

Financial Statement Schedules

Schedule II—Trump Entertainment Resorts, Inc. Valuation and Qualifying Accounts for the period from July 16, 2010 through December 31, 2010 (Reorganized Company), the period from January 1, 2010 through July 15, 2010 and the years ended December 31, 2009 and 2008 (Predecessor Company)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Trump Entertainment Resorts, Inc.
We have audited the accompanying consolidated balance sheets of Trump Entertainment Resorts, Inc. as of December 31, 2010 (Reorganized Company) and 2009 (Predecessor Company) and the related consolidated statements of operations, equity (deficit) and cash flows for the periods from July 16, 2010 through December 31, 2010 (Reorganized Company), January 1, 2010 through July 15, 2010 (Predecessor Company) and for the years ended December 31, 2009 and 2008 (Predecessor Company). Our audits also included the financial statement schedule listed in the index at Item 15.  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trump Entertainment Resorts, Inc. as of December 31, 2010 (Reorganized Company) and 2009 (Predecessor Company), and the consolidated results of its operations and its cash flows for the periods from July 16, 2010 through December 31, 2010 (Reorganized Company) and January 1, 2010 through July 15, 2010 (Predecessor Company), and for the years ended December 31, 2009 and 2008 (Predecessor Company), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, on May 7, 2010, the Bankruptcy Court entered an order confirming the plan of reorganization, which became effective on July 16, 2010. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with Accounting Standards Codification 852-10, Reorganizations, for the Reorganized Company as a new entity with assets, liabilities and a capital structure having carrying amounts not comparable with prior periods as described in Note 1.
/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 31, 2011

TRUMP ENTERTAINMENT RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	Reorganized Company	Predecessor Company
	December 31,	December 31,
	2010	2009
Current assets:
Cash and cash equivalents	$85,585	$66,084
Accounts receivable, net of allowance for doubtful accounts of $6,481 and $39,791, respectively	22,203	31,890
Accounts receivable, other	3,891	5,136
Property taxes receivable	3,983	3,981
Inventories	3,672	5,033
Deferred income taxes	556	2,293
Prepaid expenses and other current assets	13,621	17,431
Total current assets	133,511	131,848

Net property and equipment	463,988	1,134,027

Other assets:
Restricted cash	29,375	—
Intangible assets, net of accumulated amortization of $5,116 in 2009	8,700	35,113
Property taxes receivable	9,244	12,585
CRDA investments, net of reserve of $1,154 and $33,092, respectively	38,647	57,783
Other assets	21,545	25,413
Total other assets	107,511	130,894
Total assets	$705,010	$1,396,769

Current liabilities:
Current maturities of long-term debt	$4,119	$661
Accounts payable	40,862	28,887
Accrued payroll and related expenses	24,338	22,358
Income taxes payable	8,348	8,348
Accrued interest payable	13,690	11,310
Self-insurance reserves	16,369	17,290
Other current liabilities	31,166	30,903
Total current liabilities	138,892	119,757

Liabilities subject to compromise	—	1,890,608

Long-term debt, net of current maturities	347,368	6,570
Deferred income taxes	556	47,523
Other long-term liabilities	19,384	23,989

Equity (deficit):
Preferred stock:
$.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	—
$1 par value; 1,000,000 shares authorized, no shares issued and outstanding		—
Common stock:
$.001 par value; 20,000,000 shares authorized, 10,714,286 shares issued and outstanding	11
$.001 par value; 75,000,000 shares authorized, 31,270,345 shares issued and outstanding		31
Class B Common stock (Predecessor Company), $0.001 par value; 1,000 shares
authorized, 900 shares issued and outstanding		—
Additional paid-in capital	225,047	467,787
Accumulated deficit	(26,248)	(999,857)
Noncontrolling interest in subsidiaries		(159,639)
Total equity (deficit)	198,810	(691,678)
Total liabilities and equity (deficit)	$705,010	$1,396,769

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Reorganized Company	Predecessor Company
	Period From	Period From
	July 16, 2010	January 1,
	Through	2010 Through
	December 31,	July 15,	Year Ended December 31,
	2010	2010	2009	2008
Revenues:
Gaming	$324,772	$393,206	$801,397	$936,761
Rooms	45,378	49,382	93,299	87,336
Food and beverage	46,775	50,583	99,364	111,857
Other	21,401	20,520	42,893	44,251
	438,326	513,691	1,036,953	1,180,205
Less promotional allowances	(118,123)	(123,324)	(244,804)	(272,197)
Net revenues	320,203	390,367	792,149	908,008
Costs and expenses:
Gaming	172,758	203,450	406,179	454,027
Rooms	10,535	11,243	20,287	18,789
Food and beverage	24,057	27,117	51,650	53,851
General and administrative	117,955	142,398	241,957	260,021
Corporate and development	10,888	8,291	16,488	24,358
Corporate—related party	37	1,128	2,206	2,618
Depreciation and amortization	16,954	24,563	52,137	63,024
Intangible and other asset impairment charges	—	—	556,733	207,687
	353,184	418,190	1,347,637	1,084,375
Loss from operations	(32,981)	(27,823)	(555,488)	(176,367)

Net gain (loss) on reorganization related items and fresh start adjustments	—	741,552	(37,518)	(1,443)

Non-operating income (expense):
Interest income	791	594	1,558	4,565
Interest expense	(21,078)	(23,784)	(131,900)	(132,516)
Income related to termination of Original Marina Agreement	2,020	—	15,196	—
Income related to non-competition agreement	25,000	—	—	—
	6,733	(23,190)	(115,146)	(127,951)
(Loss) income before income taxes and discontinued operations	(26,248)	690,539	(708,152)	(305,761)
Income tax benefit	—	—	8,324	12,510
(Loss) income from continuing operations	(26,248)	690,539	(699,828)	(293,251)
Income from discontinued operations:
Trump Indiana, net of income taxes	—	—	—	2,070
Income from discontinued operations	—	—	—	2,070
Net (loss) income	$(26,248)	690,539	(699,828)	(291,181)
Less: Net loss attributable to the noncontrolling interest		23,489	165,890	58,978
Net income (loss) attributable to Trump Entertainment Resorts, Inc.		$714,028	$(533,938)	$(232,203)
Net (loss) income per share attributable to Trump Entertainment Resorts, Inc. common shareholders—basic:
Continuing operations	$(2.45)	$22.83	(16.85)	$(7.37)
Discontinued operations	—	—	—	0.04
Basic net (loss) income per share	$(2.45)	$22.83	$(16.85)	$(7.33)

Net (loss) income per share attributable to Trump Entertainment Resorts, Inc. common shareholders—diluted:
Continuing operations	$(2.45)	$16.99	$(16.85)	$(7.37)
Discontinued operations	—	—	—	0.04
Diluted net (loss) income per share	$(2.45)	$16.99	$(16.85)	$(7.33)
Weighted average shares outstanding—basic	10,728,636	31,270,345	31,691,463	31,674,980
Weighted average shares outstanding—diluted	10,728,636	40,647,829	31,691,463	31,674,980
See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(In thousands, except share data)

	Trump Entertainment Resorts, Inc. Shareholders						Noncontrolling Interest	Total Equity (Deficit)
	Shares	Common Stock	Shares	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit
Predecessor Company:
Balance at December 31, 2007	31,071,021	$31	900	$—	$460,053	$(233,716)	$64,892	$291,260
Stock-based compensation expense	—	—	—	—	2,209	—	678	2,887
Partnership distributions	—	—	—	—	—	—	(1,020)	(1,020)
Issuance of restricted stock, net of forfeitures and repurchases	647,355	1	—	—	—	—	—	1
Reduction in valuation allowance relating to pre-reorganization deferred tax assets	—	—	—	—	4,404	—	1,353	5,757
Net loss	—	—	—	—	—	(232,203)	(58,978)	(291,181)
Balance at December 31, 2008	31,718,376	32	900	—	466,666	(465,919)	6,925	7,704
Stock-based compensation expense	—	—	—	—	1,121	—	346	1,467
Partnership distributions	—	—	—	—	—	—	(1,020)	(1,020)
Forfeitures and cancellations of restricted stock	(448,031)	(1)	—	—	—	—	—	(1)
Net loss	—	—	—	—	—	(533,938)	(165,890)	(699,828)
Balance at December 31, 2009	31,270,345	31	900	—	467,787	(999,857)	(159,639)	(691,678)
Stock-based compensation expense	—	—	—	—	91	—	28	119
Net income	—	—	—	—	—	714,028	(23,489)	690,539
Elimination of total deficit in accordance with fresh start reporting	(31,270,345)	(31)	(900)	—	(467,878)	285,829	183,100	1,020
Balance at July 15, 2010	—	$—	—	$—	$—	$—	$—	$—

	Shares	Common Stock	Shares	Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Total Equity
Reorganized Company:
Capitalization of Company on July 16, 2010	10,714,286	$11	—	$—	$224,989	$—	$225,000
Stock-based compensation expense	—	—	—	—	58	—	58
Net loss	—	—	—	—	—	(26,248)	(26,248)
Balance at December 31, 2010	10,714,286	$11	—	$—	$225,047	$(26,248)	$198,810

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Reorganized Company	Predecessor Company
	Period From	Period From
	July 16, 2010	January 1, 2010
	Through	Through
	December 31,	July 15,	Year Ended December 31,
	2010	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(26,248)	$690,539	$(699,828)	$(291,181)
Adjustments to reconcile net (loss) income to net cash flows (used in) provided by operating activities:
Deferred income taxes	—	—	(8,324)	(11,373)
Depreciation and amortization	16,954	24,563	52,137	63,024
Provisions for losses on receivables	4,938	5,382	16,355	14,787
Valuation allowance—CRDA investments	863	10,892	394	(344)
Accretion of interest income related to property tax settlement	(301)	(360)	(823)	(961)
Stock-based compensation expense	58	119	1,467	2,887
Non-cash reorganization expense	—	(790,492)	14,432	—
Intangible and other asset impairment charges	—	—	556,733	207,687
Amortization of deferred financing costs	—	—	470	2,823
Loss (gain) on sale of assets	—	—	35	(123)
Income related to termination of Original Marina Agreement	—	—	(15,196)	—
Changes in operating assets and liabilities:
Decrease (increase) in receivables	4,920	(4,308)	(9,640)	(9,178)
Decrease (increase) in inventories	1,263	35	905	(299)
Decrease (increase) in other current assets	(128)	3,186	3,432	(3,480)
(Increase) in restricted cash	(24,623)	—	—	—
(Increase) decrease in other assets	4,487	3,814	(1,556)	(2,580)
(Decrease) increase in accounts payable and other current liabilities	(40,364)	45,378	14,440	(19,945)
(Decrease) increase in accrued interest payable	(634)	2,903	89,341	53,348
Decrease in other long-term liabilities	(1,928)	(667)	(3,094)	(4,770)
Net cash flows (used in) provided by operating activities	(60,743)	(9,016)	11,680	322
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(2,717)	(3,009)	(26,805)	(178,964)
Purchases of CRDA investments	(2,624)	(6,698)	(10,595)	(11,978)
Proceeds from CRDA investments	14,342	—	8,178	11,902
(Increase) decrease in restricted cash	(4,752)	—	2,807	44,395
Capitalized interest on construction in progress	—	—	—	(8,517)
Cash deposit received in connection with Marina Amendment	—	—	—	15,196
Net cash flows used in investing activities	4,249	(9,707)	(26,415)	(127,966)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from term loans	—	—	—	100,000
Repayment of term loans	(126,732)	(2,458)	(4,924)	(4,493)
Borrowings under DIP Note Purchase Agreement	—	10,000	—	—
Repayments under DIP Note Purchase Agreement	(10,000)	—	—	—
Repayment of other long-term debt	(194)	(318)	(440)	(1,719)
Cash distribution to holders of Senior Notes	(580)	—	—	—
Proceeds from Rights Offering	225,000	—	—	—
Partnership distributions	—	—	—	(1,270)
Net cash flows provided by (used in) financing activities	87,494	7,224	(5,364)	92,518
Net increase (decrease) in cash and cash equivalents	31,000	(11,499)	(20,099)	(35,126)
Cash and cash equivalents at beginning of period	54,585	66,084	86,183	121,309
Cash and cash equivalents at end of period	$85,585	$54,585	$66,084	$86,183
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	19,857	$22,736	$42,089	$85,024
Cash paid for income taxes	—	—	—	—
Equipment purchased under capital leases	—	—	1,547	6,116
Debt of Reorganized Company issued in exchange for debt and accrued interest of Predecessor Company	346,500	—	—	—
(Decrease) increase in accounts payable for accrued purchases of property and equipment	(220)	1,122	(14,083)	(8,632)
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except share and per share data)

(1)	General

Organization

The accompanying consolidated financial statements include those of Trump Entertainment Resorts, Inc. (“TER”), a Delaware corporation, and its majority-owned subsidiaries. Except where otherwise noted, the words “we,” “us,” “our” and similar terms, as well as “Company,” refer to TER and all of its subsidiaries. Through our subsidiary, Trump Entertainment Resorts, Holdings, L.P. (“TER Holdings”) and its wholly-owned subsidiaries, we own and operate the Trump Taj Mahal Casino Resort (“Trump Taj Mahal”), Trump Plaza Hotel and Casino (“Trump Plaza”) and Trump Marina Hotel Casino (“Trump Marina”) each in Atlantic City, New Jersey.

As further disclosed in Note 20, on February 11, 2011, the Company and its subsidiary, Trump Marina Associates, LLC, entered into an Asset Purchase Agreement dated as of February 11, 2011 (the “Asset Purchase Agreement”) with Landry's A/C Gaming, Inc. (“Landry's A/C”) and its affiliate Landry's Restaurants, Inc. (“Landry's”). Pursuant to the Asset Purchase Agreement, at the closing, Landry's A/C will acquire substantially all of the assets of, and will assume certain liabilities related to the business conducted at Trump Marina. The closing of the transaction is subject to the satisfaction of certain conditions, including receipt of approvals from New Jersey regulatory authorities and other customary closing conditions. There can be no assurance that the transaction for the sale of Trump Marina will close. In the event the closing does not occur, our recourse may be limited to the $5,000 placed in escrow by Landry's A/C.

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

On August 3, 2009, the Debtors filed their initial joint chapter 11 plan of reorganization with the Bankruptcy Court (as thereafter amended, the “Original Debtors' Plan”) and the Disclosure Statement relating thereto (the “Original Debtors' Disclosure Statement”). Following the termination of the Purchase Agreement, dated August 3, 2009 (as thereafter amended as of October 5, 2009), among TER, TER Holdings, BNAC, Inc. and Donald J. Trump (“Mr. Trump”) by Mr. Trump on November 16, 2009, and subsequent negotiations with their principal creditor constituencies, the Debtors decided to withdraw the Original Debtors' Plan. Further, the Debtors decided to endorse and become co-proponents of the plan of reorganization proposed by the ad hoc committee (the “Ad Hoc Committee”) of the holders of the Debtors' 8.5% Senior Secured Notes due 2015 (the “Senior Notes”) filed on August 11, 2009, and thereafter amended (the “AHC Plan”) and the Disclosure Statement relating thereto (the “AHC Disclosure Statement”) and entered into an Amended and Restated Noteholder Backstop Agreement dated as of December 11, 2009 with the members of the Ad Hoc Committee. On December 24, 2009, the Debtors and the Ad Hoc Committee filed with the Bankruptcy Court a revised AHC Plan and revised AHC Disclosure Statement (as thereafter amended on January 5, 2010, the “AHC/Debtors Plan” and “AHC/Debtors Disclosure Statement”, respectively), reflecting the Debtors' support of and co-proponent role with respect to such plan. A copy of the AHC/Debtors Disclosure Statement, as approved by the Bankruptcy Court, was attached as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on December 28, 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
(dollars in thousands, except share and per share data)

On May 7, 2010, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Supplemental Modified Sixth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code Proposed by the Debtors and the Ad Hoc Committee of Holders of 8.5% Senior Secured Notes Due 2015, as filed with the Bankruptcy Court, in final form, on May 7, 2010 (the “Plan of Reorganization”). A copy of the Confirmation Order, with a copy of the Plan of Reorganization as confirmed attached thereto, was attached as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed on May 12, 2010.

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

Pursuant to the Plan of Reorganization, on the Consummation Date, the following occurred:

•
TER Holdings, TER and certain subsidiaries of TER (the “Subsidiary Guarantors”), each as reorganized pursuant to the Plan of Reorganization, entered into an Amended and Restated Credit Agreement (as amended, the “Amended and Restated Credit Agreement”) with Beal Bank, SSB, as collateral agent and administrative agent, and Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP (collectively, “Icahn Partners”), as initial lenders. The indebtedness under the Amended and Restated Credit Agreement represents term loans (collectively, the “Term Loans”), in the total principal amount, as of the Consummation Date, of approximately $356,375, of which, as of the Consummation Date, $334,000 comprised the Interest Bearing Component (as defined in the Amended and Restated Credit Agreement) and approximately $22,375 comprised the Non-Interest Component (as defined in the Amended and Restated Credit Agreement). A copy of the Amended and Restated Credit Agreement was attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 20, 2010;

•
the Company entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to file with the Securities and Exchange Commission (the “SEC”) no later than 30 days after the Consummation Date, and to use its commercially reasonable efforts to cause to be declared effective by 60 days after the Consummation Date, a registration statement to register for resale the new common stock of the Company issued pursuant to the Plan of Reorganization and held by the Backstop Parties (as defined below) and other eligible holders of new common stock who elect to become parties thereto. In addition, pursuant to the Registration Rights Agreement, the Backstop Parties have piggyback registration rights and have agreed to certain limitations on their registration rights, including cutbacks and a holder standstill period. A copy of the Registration Rights Agreement was attached as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 20, 2010;

•
the Company and TER Holdings entered into an amended and restated services agreement (the “Services Agreement”) with Mr. Trump and Ivanka Trump (“Ms. Trump” and, together with Mr. Trump, the “Trump Parties”), which amends, restates and supersedes the previous services agreement entered into among the Company, TER Holdings and Mr. Trump in 2005. A copy of the Services Agreement was attached as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 20, 2010;

•
TER Holdings, the Company, and certain of its subsidiaries (collectively, the “Licensee Entities”) entered into a Second Amended and Restated Trademark License Agreement with the Trump Parties (the “Trademark License Agreement”), which amends, restates and supersedes the previous trademark license agreement among the Company, TER Holdings and Mr. Trump and provides that the Trump Parties grant the Licensee Entities a royalty-free license to use certain trademarks, service marks, names, domain names and related intellectual property associated with the name “Trump” and the Trump Parties (the “Trump Parties Intellectual Property”) in connection with TER Holdings' casino and gaming activities relating to the Company's three existing casino properties in Atlantic City, New Jersey (Trump Taj Mahal Casino Resort, Trump Plaza Hotel & Casino and Trump Marina Hotel & Casino), subject to certain terms and conditions. The Trademark License Agreement shall be in effect from the Consummation Date until terminated pursuant to the terms of the Trademark License Agreement, including upon 30 days notice by TER Holdings, failure to use the Licensed Marks (as defined in the Trademark License Agreement) for 90 days, a sale of all of the casino properties, the use by the Licensee Entities of any of the Trump Parties

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
(dollars in thousands, except share and per share data)

Intellectual Property in a manner inconsistent with the Trademark License Agreement or certain other defaults by the Licensee Entities of the terms and provisions therein. A copy of the Trademark License Agreement was attached as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on July 20, 2010;

•
aggregate capital contributions of $225,000 in new equity (in exchange for 7,500,000 shares of the Company's new common stock, or 70% of the Company's new common stock) were made pursuant to a rights offering to eligible holders of the Senior Notes and general unsecured claims (the “Rights Offering”), which was backstopped by members of the Ad Hoc Committee and/or their affiliates (the “Backstop Parties”) (who received 2,142,857 shares of the Company's new common stock, or 20% of the Company's new common stock, as a backstop fee in consideration for their agreement to provide such backstop commitment);

•
the holders of claims under the $493,250 pre-petition first lien credit facility (as amended, the "2007 Credit Agreement") entered into by the Company on December 21, 2007 received, in full and final satisfaction of their claims, (i) $125,000 in cash from the proceeds of the Rights Offering and (ii) the new Term Loans in the total principal amount of approximately $356,375 on terms approved by the Bankruptcy Court as set forth in the Amended and Restated Credit Agreement;

•
the DIP Note Purchase Agreement was canceled. All outstanding obligations under the DIP Note Purchase Agreement, consisting of $10,000 of principal and $100 of accrued interest, together with fees and expenses, were repaid with proceeds from the Rights Offering;

•
pursuant to the terms of a plan support agreement (the “DJT Settlement Agreement”) dated as of November 16, 2009, entered into among the Trump Parties, The Trump Organization, ACE Entertainment Holdings, Inc. and each of their respective affiliates or entities under the control, directly or indirectly, of the Trump Parties (collectively, the “DJT Parties”), and certain holders of Senior Notes, and in exchange for the waiver of certain claims held by the Trump Parties against the Debtors, and in consideration of the Trump Parties entering into the Trademark License Agreement and the Services Agreement with certain of the Debtors, the Company issued to Mr. Trump (i) 535,714 shares of the Company's new common stock (representing 5% of the Company's new common stock), along with warrants (the “DJT Warrants”) to purchase up to an additional 535,714 shares of the Company's new common stock (representing 5% of the Company's new common stock), at an exercise price of $123.74 per share, subject to certain anti-dilution provisions. The DJT Warrants expire five years from the Consummation Date. A copy of the DJT Warrants was attached as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on July 20, 2010;

•
the indebtedness evidenced by the Senior Notes and the indenture pursuant to which the Senior Notes were issued were canceled and a pro rata distribution of 535,714 shares of the Company's new common stock (representing 5% of the Company's new common stock) was made to holders of Senior Notes;

•	general unsecured creditors will receive the lesser of (a) $0.0078 per dollar of the principal or face amount of allowed general unsecured claims or (b) such holder's pro rata share of $1,206;

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

Prior to the Consummation Date, the holders of claims under the 2007 Credit Agreement and the agent under the 2007 Credit Agreement appealed the Confirmation Order and commenced other legal proceedings against the Company and certain other parties. These proceedings remained pending on the Consummation Date.

On September 21, 2010, TER and certain of its subsidiaries (as reorganized, the “Reorganized Debtors”) entered into a Global Settlement Agreement (the “Settlement Agreement”), dated as of September 21, 2010, with Beal Bank, SSB (“Beal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
(dollars in thousands, except share and per share data)

Bank”), in its capacity as administrative agent and collateral agent under the 2007 Credit Agreement and under the Amended and Restated Credit Agreement and as a prior lender under the 2007 Credit Agreement, and Icahn Partners, pursuant to which the parties agreed to end all outstanding disputes and litigation between them relating to the Reorganized Debtors, the Debtors' Chapter 11 Case, and/or the Plan of Reorganization. A copy of the Settlement Agreement was attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 24, 2010. The description of the Settlement Agreement set forth below is not complete and is qualified in its entirety by the full text of such agreement.

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

•
CRDA Lawsuit - On May 28, 2010, prior to the Consummation Date, the First Lien Lenders commenced an adversary proceeding in the Bankruptcy Court asserting that certain of the Debtors' proposed transactions with the New Jersey Casino Reinvestment Development Authority (the “CRDA”) violated the 2007 Credit Agreement and the Final Cash Collateral Order (the “CRDA Lawsuit”). Pursuant to these proposed transactions, as part of the CRDA's credit donation program, the Debtors were to receive a cash payment of approximately $9,590 from the CRDA in exchange for a donation of approximately $28,393 in previous deposits made by the Debtors to the CRDA (the “CRDA Transaction”). Following commencement of this proceeding by the First Lien Lenders, the Debtors agreed not to take any further steps to consummate such transactions until after the Consummation Date, and filed a counterclaim seeking a declaratory judgment that the CRDA Transaction was permitted under the terms of the Amended and Restated Credit Agreement. These issues were to have been determined by the Bankruptcy Court.

•	Fee Objections - The Debtors filed a number of objections to certain demands made by the First Lien Lenders for reimbursement of professional fees incurred in connection with the Chapter 11 Case.

•
Prepayment Disallowance Motion - Prior to the Consummation Date, the First Lien Lenders asserted that the $125,000 cash payment to be received by them on the Consummation Date in accordance with the terms of the Plan of Reorganization would trigger an obligation of the Debtors or Reorganized Debtors to pay a $4,245 prepayment premium under the 2007 Credit Agreement and the Final Cash Collateral Order. In response, the Reorganized Debtors filed a motion in the Bankruptcy Court seeking the disallowance of any prepayment premium asserted.

•
Administrative Expense Claims - The First Lien Lenders submitted a formal request to the Reorganized Debtors for payment of administrative expense claims on account of certain purported adequate protection claims they have asserted for diminution in the value in their prepetition collateral. The Reorganized Debtors disputed these amounts.

•
Intercreditor Lawsuit - Prior to the confirmation hearing, Beal Bank filed a lawsuit (the “Intercreditor Lawsuit”) in New York state court against the members of the Ad Hoc Committee, asserting breaches of the Intercreditor Agreement, dated December 21, 2007, between Beal Bank and U.S. Bank National Association, as indenture trustee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
(dollars in thousands, except share and per share data)

for the Senior Notes (the “Intercreditor Agreement”). Among other things, Beal Bank sought a declaratory judgment that the members of the Ad Hoc Committee violated the Intercreditor Agreement by (1) objecting to a competing plan of reorganization filed by Beal Bank and Icahn Partners and prosecuting their own plan of reorganization, and (2) seeking recharacterization of payments made to the First Lien Lenders during the Debtors' chapter 11 cases. In addition, the Intercreditor Lawsuit requested an award of money damages for such alleged violations of the Intercreditor Agreement.

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

•
Beal Bank and the Icahn Parties executed and filed Stipulations of Dismissal with respect to the Litigation Matters relating to the Plan of Reorganization described above. Upon the filing of such Stipulations of Dismissal, the First Lien Lenders do not have any right or ability to pursue such litigation and the claims asserted therein were dismissed with prejudice. In return, the Reorganized Debtors do not have any right, ability or claim to recharacterize or impair any amounts paid or payable to the First Lien Lenders with respect to any amounts paid or payable on or prior to the Consummation Date pursuant to the Final Cash Collateral Order, the Plan of Reorganization, or the 2007 Credit Agreement;

•
the First Lien Lenders agreed not to seek any prepayment premiums, penalties, or fees from the Debtors or the Reorganized Debtors arising under or resulting from the Plan of Reorganization or the transactions consummated pursuant to the Plan of Reorganization;

•
the First Lien Lenders agreed to support the payment of all the Debtors' professional fees and expenses relating to the Chapter 11 Case, and the payment of any and all fees, costs and expenses, asserted in the fee application filed by the Ad Hoc Committee;

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

•
the Reorganized Debtors paid $15,000 to Icahn Partners, which satisfied any and all obligations of the Reorganized Debtors under the 2007 Credit Agreement to reimburse, advance or indemnify costs, fees, and expenses (including professional fees) incurred by the First Lien Lenders. Upon such payment, the First Lien Lenders released and discharged the Debtors and the Reorganized Debtors from and against any and all liabilities or obligations incurred by such parties; and

•
each party mutually waived, released and discharged, each other party (among others) from all claims and proceedings arising from, related to, or in any way connected with the matters which were in litigation relating to the Plan of Reorganization and the Chapter 11 Case.

As stated above, pursuant to the Settlement Agreement, the parties agreed to amend the Amended and Restated Credit Agreement pursuant to the Third Amendment, which became effective (and was released from escrow) on October 6, 2010, the effective date of the Settlement Agreement. Under the Third Amendment, which by its terms was retroactive to July 16, 2010, the initial principal amount of the interest-bearing portion of the term loans under the Amended and Restated Credit Agreement as of the Consummation Date was increased from $334,000 to $346,500, and the approximately $22,375 non-interest portion of the initial principal amount of the term loans under the Amended and Restated Credit Agreement was eliminated in its entirety (and references to the non-interest portion of the term loans in the Amended and Restated Credit Agreement were deleted). As a result, the total principal amount outstanding under the Amended and Restated Credit Agreement decreased from $356,375 to $346,500. The entire principal amount of the term loans under the Amended and Restated Credit Agreement bears interest at the fixed annual rate of 12%. The remaining terms of the Amended and Restated Credit Agreement remained unaltered except

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
(dollars in thousands, except share and per share data)

as otherwise required to implement the Settlement Agreement. The Third Amendment was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 13, 2010.

Donald J. Trump's Abandonment of Limited Partnership Interests in TER Holdings

By letter dated February 13, 2009, Mr. Trump notified TER that he had abandoned any and all of his 23.5% direct limited partnership interest in TER Holdings and relinquished any and all rights under the Fourth Amended and Restated Agreement of Limited Partnership of TER Holdings (the “Partnership Agreement”) or otherwise with respect to TER Holdings and Mr. Trump's limited partnership interest. TER's consolidated financial statements reflect the allocation of income (loss) to the noncontrolling interest pursuant to the terms of the Partnership Agreement for periods presented prior to the Consummation Date.

(2)	Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements include our accounts and those of our controlled subsidiaries and partnerships. We have eliminated all intercompany transactions. We view each casino property as an operating segment and all such operating segments have been aggregated into one reporting segment.

In preparing the accompanying consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after December 31, 2010.

Accounting Impact of Chapter 11 Case—From the filing on the Petition Date to the Consummation Date, our predecessor company operated as a debtor-in-possession under the jurisdiction of the Bankruptcy Court. Accordingly, the consolidated financial statements for periods from the Petition Date through the Consummation Date were prepared in accordance with Topic 852 - “Reorganizations” of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) (“ASC 852”) which requires the reporting of pre-petition liabilities subject to compromise on the balance sheet at an estimate of the amount ultimately allowable by the Bankruptcy Court. ASC 852 also requires separate reporting of certain expenses relating to the Debtors' Chapter 11 Case as reorganization items.

Liabilities subject to compromise in the Consolidated Balance Sheet as of December 31, 2009 related to certain of the liabilities of the Debtors incurred prior to the Petition Date. In accordance with ASC 852, liabilities subject to compromise are recorded at the estimated amount that is expected to be allowed as pre-petition claims in the Chapter 11 Case, even if they may be settled for lesser amounts in the future. Adjustments may result from negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, rejection of executory contracts and unexpired leases, proofs of claim, implementation of a plan of reorganization or other events.

Liabilities subject to compromise consisted of the following:

December 31, 2009
Senior Notes	$1,248,969
2007 Credit Agreement	483,833
Accrued interest payable related to Senior Notes and 2007 Credit Agreement	149,481
Accrued pre-petition professional fees	5,305
Amounts due under services agreement with Mr. Trump	2,000
Partnership distributions payable	1,020
$1,890,608

During the first quarter of 2009, the Company wrote off as reorganization expense its deferred financing costs related to its Senior Notes and 2007 Credit Agreement in order to record its debt instruments at the amount of the claim expected to be allowed by the Bankruptcy Court in accordance with ASC 852. In addition, Net gain (loss) on reorganization related items and fresh start adjustments for the periods presented includes professional fees and other expenses incurred which are directly associated with the bankruptcy process.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
(dollars in thousands, except share and per share data)

The following table summarizes the Net (gain) loss on reorganization related items and fresh start adjustments for the periods indicated:

	Period
	From
	January 1, 2010
	Through	Year Ended
	July 15,	December 31,
	2010	2009	2008

Professional fees and other expenses	$(48,940)	$(23,086)	$(1,443)
Cancellation of indebtedness income	1,407,634	—	—
Revaluation of assets and liabilities
in connection with fresh start reporting	(662,373)	—	—
Effect of reorganization and fresh start
reporting on deferred taxes	45,231	—	—
Deferred financing costs	—	(14,432)	—
Net gain (loss) on reorganization related
items and fresh start adjustments	$741,552	$(37,518)	$(1,443)

The Company was required to accrue interest expense during the Chapter 11 Case only to the extent that it was probable that such interest would be paid pursuant to the proceedings. Given that neither the Original Debtors’ Plan nor the original AHC Plan provided for any recovery of interest expense related to the Senior Notes, the Company ceased recording contractual interest expense on the Senior Notes on October 7, 2009, the date on which the Bankruptcy Court approved both the Original Debtors’ Disclosure Statement and the original AHC Disclosure Statement. The Company recorded interest expense under the contractual terms of its 2007 Credit Agreement and its DIP Note Purchase Agreement. Had the Company recorded interest expense under the terms of its contractual agreements, total consolidated interest expense would have been $90,113 during the period from January 1, 2010 through July 15, 2010 and $159,445 during the year ended December 31, 2009, respectively. During the year ended December 31, 2008, the Company recognized interest expense in accordance with the terms of its debt and capitalized lease obligations.

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

As a result of the adoption of fresh-start reporting, the Reorganized Company's post-emergence financial statements are generally not comparable with the financial statements of the Predecessor Company prior to its emergence from bankruptcy, including the historical financial statements included in this report. Due to the adoption of fresh-start reporting, the Predecessor Company and the Reorganized Company financial statements are prepared on different bases of accounting. See Note 7 for a consolidated balance sheet showing the impact of fresh-start reporting at July 16, 2010.

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

Restricted Cash—Restricted cash at December 31, 2010 included $29,375 of interest bearing cash representing the unused net proceeds received as discussed in Notes 17, 18 and 19 and is restricted under the terms of the Amended and Restated Credit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
(dollars in thousands, except share and per share data)

Agreement.

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

Property and equipment is depreciated on the straight-line method using rates based on the estimated useful lives as follows:

Buildings and building improvements	15 – 40 years
Furniture, fixtures and equipment	3 – 10 years

Depreciation expense includes amortization of assets under capital lease obligations.

Capitalized Interest—We capitalize interest for associated borrowing costs of construction projects. Capitalization of interest ceases when the asset is substantially complete and ready for its intended use. There was no interest capitalized during the period from July 16, 2010 through December 31, 2010, the period from January 1, 2010 through July 15, 2010 and the year ended December 31, 2009. Interest capitalized during the year ended December 31, 2008 was $8,517.

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

Long-lived assets are considered held for sale when certain criteria are met, including whether management (having the authority to approve the action) has committed to a plan to sell the asset, whether the asset is available for sale in its present condition and whether a sale of the asset is probable within one year of the reporting date. Long-lived assets that are classified as held for sale are reported at the lower of the assets’ carrying amount or fair value less costs related to the assets’ disposition and are no longer depreciated. See Note 9 regarding long-lived asset impairment charges recorded during the years ended December 31, 2009 and 2008 resulting from our impairment testing.

Intangible Assets—In accordance with ASC Topic 350—“Intangibles—Goodwill and Other” (“ASC 350”), we amortize intangible assets over their estimated useful lives unless we determined their lives to be indefinite. Intangible assets with indefinite lives are not amortized but are subject to tests for impairment at least annually. ASC 350 requires that we perform impairment tests more frequently than annually if events or circumstances indicate that the value of intangible assets with indefinite lives might be impaired. See Note 9 regarding goodwill and other intangible asset impairment charges recorded during the years ended December 31, 2009 and 2008 resulting from our impairment testing.

Deferred Financing Costs—Financing costs, including underwriters’ discounts and direct transactional fees associated with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
(dollars in thousands, except share and per share data)

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

Promotional Allowances—The retail value of accommodations, food, beverage and other services provided to patrons without charge is included in revenues and deducted as promotional allowances. The estimated costs of providing such promotional allowances are included in gaming costs and expenses in the accompanying consolidated statements of operations and consist of the following:

	Reorganized Company	Predecessor Company
	Period From	Period From
	July 16, 2010	January 1, 2010
	Through	Through
	December 31,	July 15,	Year Ended December 31,
	2010	2010	2009	2008
Rooms	$11,822	$14,958	$28,196	$25,404
Food and beverage	27,401	31,969	58,795	66,211
Other	4,696	4,217	8,614	11,215
	$43,919	$51,144	$95,605	$102,830

Cash discounts based upon a negotiated amount with each affected patron are recognized as promotional allowances on the date the related revenue is recorded. Cash-back program awards that are given to patrons based upon earning points for future awards are accrued as the patron earns the points. The amounts are recorded as promotional allowances in the statements of operations.

Advertising Expense—We expense advertising costs as they are incurred. Advertising expense was $4,215, $5,489, $9,129, and $15,290 during the period from July 16, 2010 through December 31, 2010, the period from January 1, 2010 through July 15, 2010 and the years ended December 31, 2009 and 2008, respectively.

Income Taxes—We account for income taxes, including our current and deferred tax provisions, in accordance with ASC Topic 740—“Income Taxes” (“ASC 740”).

Noncontrolling Interest in Subsidiaries—On January 1, 2009, we adopted ASC Topic 810-10-65—“Transition Related to FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—An amendment of ARB No. 51” (“ASC 810-10-65”). ASC 810-10-65 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, ASC 810-10-65 requires consolidated net income to be reported including the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. We retrospectively applied the presentation and disclosure provisions of ASC 810-10-65 and adopted its other provisions prospectively. We presented Mr. Trump’s limited partnership interest in TER Holdings as a noncontrolling interest. See “Donald J. Trump’s Abandonment of Limited Partnership Interest in TER Holdings” in Note 1. If we had not been required to adopt ASC 810-10-65, pro forma net income and net income per basic and diluted share attributable to TER would have been $690,539 and $22.08 and $16.99, respectively, during the period from January 1, 2010 through July 15, 2010. Pro forma net loss and net loss per basic and diluted share attributable to TER would have been

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
(dollars in thousands, except share and per share data)

$692,903 and $21.86 during the year ended December 31, 2009.

Stock-based Compensation—We recognize stock-based compensation in accordance with ASC Topic 718 — “Compensation—Stock Compensation” (“ASC 718”). ASC 718 requires the fair value of equity awards to be recognized in the financial statements. Compensation expense is recognized on a straight-line basis over the vesting period of the award.

Reclassifications—Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.

Recently Issued Accounting Pronouncement—In April 2010, the FASB issued guidance on accruing for jackpot liabilities. The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base jackpots and the incremental portion of progressive jackpots. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. This guidance should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. The application of this guidance will not have a material effect on the Company's consolidated financial statements.

(3)    Property and Equipment

Property and equipment consists of the following:

	Reorganized Company	Predecessor Company
	December 31, 2010	December 31, 2009
Land and land improvements	59,784	$213,442
Building and building improvements	375,578	932,282
Furniture, fixtures and equipment	45,456	146,830
Construction in progress	124	1,502
	480,942	1,294,056
Less accumulated depreciation and amortization	(16,954)	(160,029)
Net property and equipment	$463,988	$1,134,027

As discussed in Note 7, the Company adopted fresh-start reporting upon its emergence from chapter 11 on the Consummation Date. In connection with fresh-start reporting, the Company decreased the carrying value of its property and equipment to record property and equipment at its fair value as of the Consummation Date in accordance with ASC 852.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
(dollars in thousands, except share and per share data)

(4)    Intangible Assets

Our intangible assets consist of the following:

	Reorganized Company			Predecessor Company
	As of December 31, 2010			As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trademarks	$8,700		$8,700	$32,712		$32,712
Other intangible assets:
Leasehold interests	$—	$—	$—	$517	$(500)	$17
Customer relationships	—	—	—	7,000	(4,616)	2,384
Total other intangible assets	$—	$—	$—	$7,517	$(5,116)	$2,401

We recorded amortization expense of $547, $1,007 and $1,131 during the period from January 1, 2010 through July 15, 2010 and the years ended December 31, 2009 and 2008, respectively.

As discussed in Note 7, the Company adopted fresh-start reporting upon its emergence from chapter 11 on the Consummation Date. In connection with fresh-start reporting, the Company decreased the carrying value of its intangible assets to record its intangible assets at their fair value as of the Consummation Date in accordance with ASC 852. The trademarks recorded in connection with fresh-start reporting were assigned indefinite lives.

(5) Debt

Our debt at December 31, 2010 and 2009 consisted of the following:

	Reorganized	Predecessor
	Company	Company
	December 31,	December 31,
	2010	2009
Senior Secured Credit Facility:
Term Loans—maturing December 31, 2015, interest and principal payments due quarterly at 12%	$344,768	$—
Term Loan—subject to compromise, maturing December 21, 2012, interest and principal payments due quarterly at LIBOR plus 5.2%, which included 2% default interest at December 31, 2009 (8.2% at December 31, 2009)	—	483,833
Senior Secured Notes—subject to compromise, due June 1, 2015, interest payable semi-annually at 8.5%, interest payments due June 1 and December 1	—	1,248,969
Other:
Capitalized lease obligations, payments due at various dates through 2028, secured by slot and other equipment, interest at 8.5% to 12%	6,719	7,231
Total long-term debt	351,487	1,740,033
Less: current maturities	(4,119)	(1,733,463)
Long-term debt, net of current maturities	$347,368	$6,570

Amended and Restated Credit Agreement - On the Consummation Date, TER Holdings, TER and the Subsidiary Guarantors, each as reorganized pursuant to the Plan of Reorganization, entered into the Amended and Restated Credit Agreement with Beal Bank, SSB, as collateral agent and administrative agent, and Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP, as initial lenders.

As discussed in Note 1, on October 5, 2010, the Bankruptcy Court approved the Settlement Agreement. The Settlement Agreement became effective on October 6, 2010. Pursuant to the Settlement Agreement, the parties agreed to amend the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
(dollars in thousands, except share and per share data)

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

TER Holdings may elect, at its option, to prepay Term Loans outstanding under the Amended and Restated Credit Agreement, subject, during the eighteen (18) month period after the Consummation Date, to a prepayment premium of: (x) in the case of an optional prepayment made during the period from the Consummation Date to the date that is six (6) calendar months thereafter (the “Six Month Date”), 2.00% of the aggregate principal amount of the Term Loans then being prepaid and (y) in the case of an optional prepayment made during the period following the Six Month Date to the date that is twelve (12) calendar months thereafter, 1.00% of the aggregate principal amount of the Term Loans then being prepaid. TER Holdings may be required to make mandatory prepayments of the Term Loans in connection with asset dispositions (including a sale of Trump Marina), debt and equity issuances and extraordinary receipts. On March 31, 2011, in addition to its scheduled quarterly principal amortization payment, TER Holdings made a $10,000 mandatory prepayment of the Term Loans utilizing proceeds from certain extraordinary receipts during 2010. In addition, beginning on March 31, 2011, and on each subsequent anniversary of such date that occurs prior to the maturity date, TER Holdings is required to offer to the lenders to prepay portions of the Term Loans equal to 50% of the Free Cash Flow (as defined in the Amended and Restated Credit Agreement) for the calendar year then most recently ended. The Company did not generate Free Cash Flow during the calendar year ended December 31, 2010.

Amounts outstanding under the Amended and Restated Credit Agreement are guaranteed by the Company and certain of its direct and indirect subsidiaries and secured by a security interest in substantially all of the assets of the Company and its direct and indirect subsidiaries.

Under the Amended and Restated Credit Agreement, the Company and its subsidiaries are subject to certain affirmative and negative covenants. The negative covenants impose restrictions with respect to, among other things, (i) incurring liens, (ii) incurring debt, (iii) mergers or consolidations, (iv) sales or other dispositions of assets, (v) investments, (vi) dividends or distributions on, or repurchases of, equity interests, (vii) prepaying or repurchasing debt and (viii) certain capital expenditures. The Amended and Restated Credit Agreement gives the lenders thereunder a 20-day right of first refusal with respect to any proposed future sale by the Company of the Trump Marina. The Amended and Restated Credit Agreement contains customary event of default and remedy provisions, including a provision stating that an event of default includes any termination or expiration of the Trademark License Agreement or the issuance of an injunction or similar order against the Company under the Trademark License Agreement. As of December 31, 2010, the Company was in compliance with the terms of the Amended and Restated Credit Agreement.

Event of Default - As discussed in Note 1, on February 17, 2009, the Debtors filed voluntary petitions in the Bankruptcy Court seeking relief under the provisions of chapter 11 of the Bankruptcy Code. The filing of the Chapter 11 Case constituted an event of default and therefore triggered repayment obligations under the 2007 Credit Agreement and the Senior Notes. As a result, all indebtedness outstanding under the Senior Notes and the 2007 Credit Agreement (which had a cross-default provision with the Senior Notes) became automatically due and payable. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most pending litigation, were stayed and other contractual obligations against the Debtors generally were not permitted to be enforced. Consequently, the Company classified the indebtedness under the Senior Notes and the 2007 Credit Agreement within liabilities subject to compromise in its Consolidated Balance Sheet as of December 31, 2009.

Due to the events of default under the 2007 Credit Agreement and under the Senior Notes, (i) the interest rate on any overdue principal or interest relating to the Senior Notes increased by an additional 1% per annum in excess of the 8.5% interest rate (as of the Consummation Date, we were past due on our December 1, 2008, June 1, 2009, December 31, 2009 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
(dollars in thousands, except share and per share data)

June 1, 2010 interest payments) and (ii) the interest rate under the 2007 Credit Agreement increased by an additional 2% in excess of the otherwise applicable interest rate on amounts outstanding under the 2007 Credit Agreement.

Debtor-in-Possession Facility - On May 7, 2010, the Company obtained Bankruptcy Court approval to enter into a $24,000 secured debtor-in-possession facility (the “DIP Note Purchase Agreement”), by and among the Debtors, Wilmington Trust FSB, as administrative agent and collateral agent (the “DIP Agent”), and the note purchasers party to the DIP Note Purchase Agreement. The Company subsequently entered into the DIP Note Purchase Agreement on May 25, 2010, and advances in the amount of $10,000 were made by the lenders thereunder on June 10, 2010.

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

Senior Secured Notes - On May 20, 2005, TER Holdings and TER Funding, Inc. (“TER Funding”) issued the Senior Notes. The Senior Notes were used to pay distributions under the Second Amended and Restated Joint Plan of Reorganization, dated as of March 30, 2005, as amended (the “2005 Plan”) of Trump Hotels & Casino Resorts, Inc. (“THCR”), our predecessor company.

As discussed in Note 1, pursuant to the Plan of Reorganization, the Senior Notes and the indenture pursuant to which such notes were issued were canceled on the Consummation Date.

TER Funding had no assets, operations, revenues or cash flows other than those related to the issuance, and administration of the Senior Notes. All other subsidiaries of TER Holdings, except a minor non-guarantor subsidiary (the “Guarantors”), were guarantors of the Senior Notes on a joint and several basis. TER Holdings and TER Funding had no independent assets or operations from the Guarantors. Therefore, condensed consolidating financial statements are not presented. TER Funding was dissolved under the corporate laws of the State of Delaware on the Consummation Date. Additionally, following consummation of the Plan of Reorganization, TER Holdings and TER Funding each filed a Form 15 with the SEC to terminate its filing obligations under the Securities and Exchange Act of 1934, as amended.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
(dollars in thousands, except share and per share data)

Long-term debt and capital lease obligations mature as follows:

Year Ended December 31,	Long-term debt	Capital lease obligations	Total
2011	$3,465	$1,420	$4,885
2012	3,465	1,151	4,616
2013	3,465	823	4,288
2014	3,465	823	4,288
2015	330,908	818	331,726
Thereafter	—	9,580	9,580
Total	344,768	14,615	359,383
Less: amount representing interest	—	(7,896)	(7,896)
Total	$344,768	$6,719	$351,487

(6)    Income Taxes

Our income tax benefit (expenses) attributable to continuing operations and discontinued operations is as follows:

	Reorganized Company	Predecessor Company
	Period From	Period From
	July 16, 2010	January 1, 2010
	Through	Through	Year Ended
	December 31,	July 15,	December 31,
	2010	2010	2009	2008
Continuing operations	$—	$—	$8,324	$12,510
Discontinued operations	—	—	—	2,070
	$—	$—	$8,324	$14,580

The income tax benefit (expense) attributable to income (loss) from continuing operations before income taxes is as follows:

	Reorganized Company	Predecessor Company
	Period From	Period From
	July 16, 2010	January 1, 2010
	Through	Through	Year Ended
	December 31,	July 15,	December 31,
	2010	2010	2009	2008
Current—federal	$—	$—	$—	$—
Deferred—federal	—	—	6,079	9,295
Provision for federal income taxes	—	—	6,079	9,295
Current—state	—	—	—	—
Deferred—state	—	—	2,245	3,215
Provision for state income taxes	—	—	2,245	3,215
	$—	$—	$8,324	$12,510

Our 2010 reduction in net deferred tax liabilities was recorded as part of Net gain (loss) on reorganization related items and fresh start adjustments (see Chapter 11 Case Implications below). Our 2009 and 2008 deferred income tax benefit reflects the impact of a reduction in our net deferred tax liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
(dollars in thousands, except share and per share data)

At December 31, 2010, we had unrecognized tax benefits of approximately $38,389, including interest. In accordance with ASC Topic 805—“Business Combinations” (“ASC 805”), which we adopted on January 1, 2009, $19,777 of unrecognized tax benefits would affect our effective tax rate for continuing operations, if recognized, and $1,180 would be recorded as a reduction to income tax expense for discontinued operations, if recognized. It is reasonably possible that certain unrecognized tax benefits related to income tax examinations totaling $8,348 could be settled during the next twelve months.

The following table summarizes the activity related to our unrecognized tax benefits:

Predecessor Company:
Unrecognized tax benefits at December 31, 2009	$24,814
Increases (decreases) related to current year tax positions	285
Increases (decreases) related to prior year tax positions	—
Decreases related to settlements with taxing authorities	—
Decreases resulting from the expiration of the statute of limitations	—
Unrecognized tax benefits at July 15, 2010	$25,099

Reorganized Company:
Unrecognized tax benefits at July 16, 2010	$25,099
Increases (decreases) related to current year tax positions	301
Increases (decreases) related to prior year tax positions	—
Decreases related to settlements with taxing authorities	—
Decreases resulting from the expiration of the statute of limitations	—
Unrecognized tax benefits at December 31, 2010	$25,400

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties as a component of income tax expense. We recognized potential interest associated with uncertain tax positions of $1,106 during the period from July 16, 2010 through December 31, 2010, $1,158 during the period from January 1, 2010 through July 15, 2010, $2,321 during the year ended December 31, 2009 and $2,726 during the year ended December 31, 2008. In addition, during the year ended December 31, 2008, we reduced interest expense by $2,179 to reflect the reversal of accrued interest related to the reduction of certain unrecognized tax benefits. At December 31, 2010, we had approximately $13,575 accrued for the payment of interest on uncertain tax positions. In accordance with ASC 805, to the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of interest expense.

Federal and State Income Tax Audits

During 2010, the Company completed a federal examination of its 2005 tax year with no material adjustments resulting from such examination proceedings. Tax years 2006 through 2010 remain subject to examination by the federal tax authority. Tax years 1995 through 2010 remain subject to examination by state tax jurisdictions.

At December 31, 2010, we have accrued $989 to reflect the expected federal tax liability (including interest) for the period from January 1, 2005 through December 21, 2005, the date of the sale of our former subsidiary, Trump Indiana, Inc. (“Trump Indiana”) to Majestic Star Casino, LLC (“Majestic Star”), resulting from agreed upon Internal Revenue Service (“IRS”) audit adjustments for 1996 through 2004. Additionally, we have accrued a liability of $598 related to the impact on state income taxes (including interest) resulting from agreed upon IRS audit adjustments for 1996 through December 21, 2005. In accordance with the terms of our Stock Purchase Agreement with Majestic Star, TER Holdings has retained the liability for expected federal and state income taxes (including interest) related to Trump Indiana for the tax years 1995 through December 21, 2005. During the year ended December 31, 2008, we reduced our tax liability by $5,333 (including interest), resulting from our settlement with the State of Indiana.

From 2002 through 2006, state income taxes for our New Jersey operations were computed under the alternative minimum assessment method. We have asserted our position that New Jersey partnerships were exempt from these taxes and, as such, have not remitted payments of the amounts provided. The New Jersey Division of Taxation has issued an assessment to collect the unpaid taxes for the tax years 2002 and 2003. At December 31, 2010, we have accrued $33,142 for taxes and interest

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
(dollars in thousands, except share and per share data)

relating to this alternative minimum tax assessment for 2002 and 2003, as well as the open years 2004 through 2006. We have had discussions with the New Jersey Division of Taxation regarding settlement of these assessments.

A reconciliation of our federal income tax at the federal statutory rate to our income tax (benefit) provision from continuing operations is as follows:

	Reorganized Company	Predecessor Company
	Period From	Period From
	July 16, 2010	January 1, 2010
	Through	Through	Year Ended
	December 31,	July 15,	December 31,
	2010	2010	2009	2008
Federal statutory rate	$(9,189)	$241,689	$(247,853)	$(107,016)
State taxes, net of federal benefit	—	—	(1,459)	(2,090)
Permanent differences, net	755	1,199	8,165	1,871
Cancellation of indebtedness income	—	(492,672)	—	—
Minority interest on land and trademark impairment	—	—	1,096	4,056
Valuation allowance	8,434	249,784	231,727	47,079
Goodwill impairment	—	—	—	43,590
	$—	$—	$(8,324)	$(12,510)

The tax effects of significant temporary differences representing deferred tax assets and liabilities, subject to valuation allowances are as follows:

	Reorganized	Predecessor
	Company	Company
	December 31,	December 31,
	2010	2009
Deferred tax assets:
Accruals and prepayments	$54,383	$40,811
Basis differences on intangible assets	12,958	23,192
Basis differences on property and equipment	394,994	144,482
Trademarks and other	26,665	—
NOL carryforwards	114,141	182,712
	603,141	391,197
Less: Valuation allowance	(597,738)	(369,220)
	5,403	21,977
Deferred tax liabilities:
Basis differences on property and equipment	—	(49,964)
Trademarks and other	(5,403)	(17,243)
	(5,403)	(67,207)
Net deferred income tax liability	$—	$(45,230)

Net Operating Loss Carryforwards

Utilization of predecessor company federal net operating loss carryforwards (“NOLs”) available to TER is limited pursuant to Section 382 of the Internal Revenue Code. As of December 31, 2010, we have federal NOLs of approximately $200,800 available to offset future taxable income of which approximately $180,450 are limited pursuant to Section 382 of the Internal Revenue Code to approximately $9,023 annually until expiration. The federal NOLs expire from 2012 through 2030 and are subject to a full reduction as a result of the realized cancellation of indebtedness income (see Chapter 11 Case Implications

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
(dollars in thousands, except share and per share data)

below).

Under the New Jersey Casino Control Act, Trump Taj Mahal, Trump Plaza and Trump Marina are required to file New Jersey corporation business tax returns. As of December 31, 2010, Trump Taj Mahal, Trump Plaza and Trump Marina had NOLs of approximately $212,000, $356,100 and $181,500, respectively, for New Jersey state income tax purposes. The New Jersey state NOLs expire from 2011 through 2017.

Chapter 11 Case Implications

Pursuant to the Plan of Reorganization, on the Consummation Date, the Company realized cancellation of indebtedness income, and as a result, is required to reduce certain tax attributes such as NOLs and the tax basis of its assets. The Company anticipates a full reduction of its federal NOL carryforwards as a result of the realized cancellation of indebtedness income effective January 1, 2011 pursuant to the applicable provisions of the Internal Revenue Code. The reduction of tax attributes and the application of Section 382 of the Internal Revenue Code, as a result of the ownership change occurring on the Consummation Date, will limit future tax attributes and could result in increased future tax liabilities for the Company. The Company is also currently reviewing the technical merits of a potential tax reporting position as a result of the Plan of Reorganization and related transactions that may result in a substantial additional step-up in the tax basis of the Company's assets. The additional tax basis step-up in the Company's assets resulting from this tax reporting position, if any, would be subject to the application of Section 382 of the Internal Revenue Code as a result of the ownership change which occurred on the Consummation Date. Any increased deferred tax assets, if any, from this tax reporting position would be offset by a full valuation allowance for financial statement purposes.

In addition, the adjustment to the Company's historical cost bases to record its assets and liabilities at their fair value under fresh-start reporting, as described in Note 7, resulted in a reduction of its net deferred tax liabilities and was recorded as a reduction to Net (gain) loss on reorganization related items and fresh start adjustments during the periods from January 1, 2010 through July 15, 2010. The state net deferred tax liability was reduced by $12,201 and the federal net deferred tax liability was reduced by $33,029.

Tax Distributions

TER Holdings’ predecessor company partnership agreement, as in effect prior to the Consummation Date, required distributions to its partners sufficient in amount to cover all federal, state and local income taxes incident to their ownership of TER Holdings, including special allocations of income, gains, losses, deductions and credits. TER Holdings did not make any distributions during the period from July 16, 2010 through December 31, 2010, the period from January 1, 2010 through July 15, 2010 and the year ended December 31, 2009. TER Holdings made distributions of $1,270 during the year ended December 31, 2008.

(7) Fresh-Start Reporting

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

Fresh-start reporting required us to adjust the historical cost bases of our assets and liabilities to their fair value as determined by the reorganization value of the Company as set forth in the Plan of Reorganization. For purposes of the Plan of Reorganization, the range of reorganization value of the Reorganized Debtors was estimated to be between $424,000 and $494,000 by using a variety of analyses and methodologies, including comparable public company analysis, transaction multiple analysis and discounted cash flow analysis. As set forth in the AHC/Debtors Disclosure Statement, as approved by the Bankruptcy Court, the reorganization value was estimated to be $459,000. The reorganization value was allocated among the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
(dollars in thousands, except share and per share data)

Reorganized Company's net assets in conformity with procedures specified by ASC 805 - “Business Combinations” (“ASC 805”). We engaged an independent appraiser to assist us in the allocation of reorganization value to our assets and liabilities and we used the independent appraiser's analysis and other information to make the allocations as of the Consummation Date.

The adoption of fresh-start reporting resulted in the following adjustments to our consolidated balance sheet as of July 16, 2010:

	Predecessor	Effects of the				Reorganized
	Company	Plan of		Fresh-start		Company
	July 16, 2010	Reorganization		Adjustments		July 16, 2010
Current assets:
Cash and cash equivalents	$54,585	$80,789	(a)	$—		$135,374
Accounts receivable, net	31,503	—		—		31,503
Other current assets	43,469	—		(1,801)	(e)	41,668
Total current assets	129,557	80,789		(1,801)		208,545

Net property and equipment	1,114,170	—		(639,871)	(f)	474,299

Other long-term assets:
Intangible assets	34,566	—		(25,866)	(g)	8,700
Other assets, net	74,604	—		1,493	(h)	76,097
Total Assets	$1,352,897	$80,789		$(666,045)		$767,641

Current liabilities:
Accounts payable and accrued expenses	$156,531	$—		$(1,640)	(i)	$154,891
Accrued interest payable	163,694	(151,225)	(b)	—		12,469
Current maturities of long-term debt	1,741,016	(1,736,879)	(c)	—		4,137
Total current liabilities	2,061,241	(1,888,104)		(1,640)		171,497

Deferred income taxes	47,524	—		(46,968)	(j)	556
Long-term debt, net of current maturities	6,241	343,035	(c)	—		349,276
Other long-term liabilities	23,322	—		(2,010)	(k)	21,312

Total (deficit) equity	(785,431)	1,625,858	(d)	(615,427)	(d)	225,000
Total liabilities and (deficit) equity	$1,352,897	$80,789		$(666,045)		$767,641

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
(dollars in thousands, except share and per share data)

The following table reconciles the estimated reorganization value of $459,000 to the condensed consolidated balance sheet of the Reorganized Company as of July 16, 2010:

Debt:
Total estimated reorganization value under the Plan of Reorganization	$459,000
Plus:
Increase in amount outstanding under the Amended and Restated Credit
Agreement pursuant to the Settlement Agreement	12,500
Less:
Reduction in long-term debt through portion of proceeds from Rights Offering	(125,000)
Total debt (excluding capitalized lease obligations) in opening balance sheet of Reorganized Company	$346,500

Equity:
Predecessor equity ownership value under Plan of Reorganization	$—
Capital contribution made pursuant to the Rights Offering	225,000
Total equity value in opening balance sheet of Reorganized Company	$225,000

Adjustments to Record the Effects of the Plan of Reorganization

(a)	The adjustment to cash and cash equivalents reflects a net increase of $80,789 after consummation of the Plan of Reorganization. The significant sources and uses of cash were as follows:

Proceeds from Rights Offering	$225,000
Payment to first lien lenders (pursuant to the Plan of Reorganization)	(125,000)
Payment of accrued interest and fees on first lien indebtedness through Consummation Date	(1,757)
Payment of reorganization expenses	(6,773)
Distribution to holders of Senior Notes (other than Backstop Parties and Rights Offering participants)	(580)
Repayment of DIP Note Purchase Agreement	(10,000)
Payment of interest expense on DIP Note Purchase Agreement	(101)
Net proceeds	$80,789

(b)	This adjustment reflects the reduction of accrued interest due to the following:

Cancellation of accrued interest on Senior Notes	$(149,370)
Payment of interest expense on DIP Note Purchase Agreement	(101)
Payment of interest expense on 2007 Credit Agreement through the Consummation Date	(1,754)
$(151,225)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
(dollars in thousands, except share and per share data)

(c)	The adjustments to long-term debt reflect the following:

Distribution to holders of Senior Notes (other than Backstop Parties and Rights Offering participants)	$(580)
Cancellation of Senior Notes	(1,248,389)
Payment to first lien lenders (pursuant to the Plan of Reorganization)	(125,000)
Repayment of DIP Note Purchase Agreement	(10,000)
Cancellation of amounts due under 2007 Credit Agreement	(9,875)
Reclassification of long-term portion of Amended and Restated Credit Agreement	(343,035)
$(1,736,879)

(d)	These adjustments to equity reflect the capitalization of the Reorganized Company and related fresh-start reporting adjustments on the Consummation Date.

Fresh-Start Reporting Adjustments

The determination of the fair value of assets and liabilities is subject to significant estimation and assumptions and there can be no assurances that the estimates, assumptions and values reflected in the valuations will be realized and actual results could vary materially. The allocation of the reorganization value is subject to additional adjustments to the extent that improved information becomes available.

(e)	This adjustment represents the net effect of adjusting deferred tax assets and other current assets to their estimated fair values in connection with fresh start reporting.

(f)	This adjustment represents the reduction in the carrying value to record property and equipment at its estimated fair value as of the Consummation Date.

(g)	This adjustment records the estimated fair value of intangible assets related to trademarks as of the Consummation Date.

(h)	This adjustment represents the net effect of adjusting other assets to their estimated fair values in connection with fresh- start reporting.

(i)
This adjustment represents the net effect of adjusting and recognizing certain current liabilities, including $5,945 in severance costs under certain employment agreements as a result of the reorganization, at their estimated fair values in connection with fresh-start reporting.

(j)	This adjustment represents the net effect of adjusting deferred tax liabilities to their estimated fair values in connection with fresh-start reporting.

(k)	This adjustment represents the reduction in the estimated fair value of a long-term commitment to the CRDA.

(8) Termination of Former Trump Marina Asset Purchase Agreement
On May 28, 2008, Trump Marina Associates, LLC (“Trump Marina Associates”) entered into an Asset Purchase Agreement (the “Original Marina Agreement”) to sell Trump Marina (the “Marina Property”) to Coastal Marina, LLC (“Coastal Marina Buyer”), an affiliate of Coastal Development, LLC (“Coastal”). Pursuant to the Original Marina Agreement, (1) Coastal Marina Buyer was to acquire substantially all of the assets of, and assume certain liabilities related to, the business conducted at the Marina Property and (2) unrelated then-existing litigation between the Company and Coastal (see Note 18) was to be settled. Upon entering into the Original Marina Agreement, Coastal Marina Buyer placed into escrow a $15,000 deposit toward the purchase price (the “Original Marina Deposit”).
On October 28, 2008, the parties entered into an amendment to the Original Marina Agreement (the “Marina Amendment”) pursuant to which, among other things, they agreed to amend certain provisions of the Original Marina Agreement, including the following: (1) the aggregate purchase price payable for the Marina Property was decreased from

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
(dollars in thousands, except share and per share data)

$316,000 to $270,000; (2) any potential reduction to the purchase price based on the EBITDA of the business conducted at the Marina Property was eliminated; (3) Trump Marina Associates could terminate the Original Marina Agreement if the transaction did not close by May 28, 2009; and (4) the Original Marina Deposit held in escrow, together with any interest earned thereon, was released to Trump Marina Associates immediately and an additional $2,000 deposit was placed in escrow (the “Additional Marina Deposit”), for a total deposit towards the purchase price of $17,000.

Coastal failed to consummate the transaction within the time provided under the Marina Amendment. On June 1, 2009, Trump Marina Associates delivered notice to Coastal that the Original Marina Agreement, as amended by the Marina Amendment was terminated. Pursuant to the Marina Amendment, Coastal unconditionally and irrevocably (i) agreed that the Original Marina Deposit, including interest, had been fully earned by Trump Marina Associates and under no circumstance would the Original Marina Deposit be returned and (ii) waived any claim or right related to the Original Marina Deposit or for return of such. Accordingly, the Company recognized income of $15,196 during the second quarter of 2009.

On July 28, 2009, Coastal Marina Buyer and Coastal filed an Adversary Complaint with the Bankruptcy Court, claiming that we breached the Original Marina Agreement and that they were fraudulently induced, and seeking return of the Original Marina Deposit and the Additional Marina Deposit and other alleged damages and relief. This Adversary Complaint was subsequently withdrawn with prejudice by Coastal Marina Buyer and Coastal pursuant to a settlement agreement among the Company, Coastal Marina Buyer, Coastal and certain other parties. See Note 18.

(9)    Predecessor Company Intangible and Other Asset Impairment Charges

Long-Lived Assets

Due to certain events and circumstances, including the continuing negative effects of regional competition on our Predecessor Company's results, the termination of the Original Marina Agreement, the then-pending sale of the Tropicana Casino and Resort in Atlantic City and the legalization of table games and sports betting in Delaware, the Company performed impairment testing related to its long-lived assets in accordance with ASC 360 during the second quarter of 2009. Based upon its review, the sum of the estimated undiscounted future cash flows expected to be generated by the long-lived asset groups of Trump Marina and Trump Plaza were less than the carrying values of those assets. We estimated the fair value of the asset groups based upon consideration of the cost, income and market approaches to value, as appropriate, and sought the assistance of an independent valuation firm. We recorded asset impairment charges related to Trump Marina and Trump Plaza totaling $536,233. These non-cash impairment charges are reflected within Intangible and other asset impairment charges in our consolidated statement of operations for the year ended December 31, 2009. In addition, in connection with our impairment testing, we reduced the estimated remaining useful life of Trump Plaza's building to 20 years.

During 2008, in connection with the Marina Amendment, an estimated loss on disposal of $45,000 was recognized to reflect Trump Marina's assets then held for sale at their estimated fair value less costs to sell. This estimated loss on disposal is reflected within Intangible and other asset impairment charges in our consolidated statement of operations for the year ended December 31, 2008.

Intangible Assets

Due to the circumstances described above, we also performed interim impairment testing related to our intangible assets in accordance with ASC 350 during the second quarter of 2009. Based upon the results of our impairment testing, we determined that trademarks relating to Trump Plaza and Trump Taj Mahal were impaired. As a result, we recognized intangible asset impairment charges totaling $20,500, of which $3,720 related to Trump Taj Mahal trademarks and $16,780 related to Trump Plaza trademarks. These non-cash intangible asset impairment charges are reflected within Intangible and other asset impairment charges in our consolidated statements of operations for the year ended December 31, 2009.

During 2008, based upon the results of our impairment testing, we determined that goodwill relating to Trump Taj Mahal and TER was impaired. As a result, we recognized goodwill impairment charges totaling $124,542, of which $76,144 related to Trump Taj Mahal and $48,398 related to TER. In addition, we recognized other intangible asset impairment charges of $38,145, of which $18,647 related to Trump Marina trademarks, $14,121 related to Trump Taj Mahal trademarks and $5,377 related to Trump Plaza trademarks. These non-cash impairment charges are reflected within Intangible and other asset impairment charges in our consolidated statement of operations for the year ended December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
(dollars in thousands, except share and per share data)

(10)    Earnings Per Share

The computations of basic and diluted net loss per share attributable to TER common stockholders are as follows:

Reorganized
Company
Period
From
July 16, 2010
Through
December 31,
(in thousands, except share and per share data)	2010
Numerator for basic and diluted loss per share:
Loss from continuing operations	$(26,248)
Income from discontinued operations	—
Net loss	$(26,248)

Denominator for basic and diluted net loss per share:
Weighted average shares outstanding	10,728,636

Basic and diluted net loss income per share:
Loss from continuing operations	$(2.45)
Income from discontinued operations	—
Net loss	$(2.45)

 Potentially dilutive common shares excluded from the computation of diluted net (loss) income per share due to anti-dilution include 267,860 unvested restricted stock awards and the DJT Warrants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
(dollars in thousands, except share and per share data)

	Predecessor Company
	Period From
	January 1, 2010
	Through	Year Ended
	July 15,	December 31,
(in thousands, except share and per share data)	2010	2009	2008
Numerator for basic earnings (loss) per share:
Income (loss) from continuing operations	$714,028	$(533,938)	$(233,519)
Income from discontinued operations	—	—	1,316
Net income (loss) attributable to TER common shareholders	$714,028	$(533,938)	$(232,203)

Numerator for diluted earnings (loss) per share - continuing operations:
Net income (loss) attributable to TER common shareholders	$714,028	$(533,938)	$(233,519)
Addback: Noncontrolling interest to reflect dilution of
redeemable partnership interest	(23,489)	—	—
Net income (loss) with addback of noncontrolling interest	$690,539	$(533,938)	$(233,519)

Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares outstanding	31,270,345	31,691,463	31,674,980
Effect of dilutive securities:
Exchangeable limited partnership interests	9,377,484	—	—
Denominator for diluted earnings (loss) per share - adjusted
weighted average shares outstanding	40,647,829	31,691,463	31,674,980

Basic net income (loss) per share
Income (loss) from continuing operations	$22.83	$(16.85)	$(7.37)
Income from discontinued operations	—	—	0.04
Net income (loss) attributable to TER common shareholders	$22.83	$(16.85)	$(7.33)

Diluted net income (loss) per share
Income (loss) from continuing operations	$16.99	$(16.85)	$(7.37)
Income from discontinued operations	—	—	0.04
Net income (loss) attributable to TER common shareholders	$16.99	$(16.85)	$(7.33)

Potentially dilutive common shares excluded from the Predecessor Company's computation of diluted net (loss) income per share due to anti-dilution include ten-year warrants previously issued to Mr. Trump.

(11)    Stock-based Compensation Plans

Reorganized Company

In September 2010, the Company entered into an employment agreement with Robert F. Griffin to secure Mr. Griffin's services as Chief Executive Officer of the Company. Mr. Griffin's employment agreement provided for him to receive, upon commencement of his employment with the Company, an initial equity and equity-based award consisting of 125,000 shares of restricted stock of the Company and 62,500 restricted stock units. In addition, in October 2010, the Company entered into an employment agreement with David R. Hughes to secure Mr. Hughes' services as Chief Financial Officer of the Company. Mr. Hughes' employment agreement provided for him to receive, upon commencement of his employment with the Company, an initial equity and equity-based award consisting of 89,288 shares of restricted stock of the Company and 44,644 restricted stock units.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
(dollars in thousands, except share and per share data)

In accordance with ASC 718, general and administrative expenses include compensation expense of $58 during the period from July 16, 2010 through December 31, 2010 associated with these awards. As of December 31, 2010, there were 267,860 nonvested restricted stock awards outstanding and the remaining unrecognized compensation expense to be recognized over the remaining contractual life was $200.

Predecessor Company

Our predecessor company's shareholders approved the 2005 Incentive Award Plan (the “2005 Stock Plan”) which allowed for incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, performance shares and other stock-based awards to our officers, employees, consultants and independent directors.

General and administrative expenses include compensation expense for stock option and restricted stock awards of $119, $1,467 and $2,887 during the period from January 1, 2010 through July 15, 2010 and the years ended December 31, 2009 and 2008, respectively.

A summary of activity under the 2005 Stock Plan for restricted stock for the period from December 31, 2007 to December 31, 2009 is as follows:

Predecessor Company:	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding December 31, 2007	199,653	16.99
Granted	702,253	3.86
Vested	(132,762)	14.48
Forfeited	(54,898)	5.39
Outstanding December 31, 2008	714,246	5.88
Vested	(266,215)	6.26
Forfeited and cancelled	(448,031)	4.95
Outstanding December 31, 2009	—	—

(12) Fair Value Measurements

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
The fair value measurements used in our allocation of the reorganization value pursuant to ASC 852 on the Consummation Date relating to our net property and equipment, intangible assets and CRDA bonds and deposits were determined using inputs within Level 2 of ASC 820's hierarchy. The amounts recorded related to property and equipment, intangible assets and CRDA bonds and deposits are classified within property and equipment, intangible assets and CRDA investments, net, respectively, on the consolidated balance sheets as of December 31, 2010 and December 31, 2009. CRDA investments are discussed further in Note 17.

(13) Fair Value of Financial Instruments

The carrying amounts of financial instruments included in current assets and current liabilities approximate their fair values due to their short-term nature. The carrying amounts of CRDA bonds and deposits approximate their fair values as a result of allowances established to give effect to below-market interest rates.

The estimated fair values of other financial instruments at December 31, 2010 and 2009 are as follows:

	Reorganized Company		Predecessor Company
	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Amended and Restated Credit Agreement	$344,768	$344,768	$—	$—
2007 Credit Agreement	—	—	483,833	447,546

The carrying amount of the Amended and Restated Credit Agreement as of December 31, 2010 approximates its fair value. The fair value of the 2007 Credit Agreement as of December 31, 2009 reflected purported transactions by which affiliates of investor Carl Icahn, including Icahn Partners (collectively, “Icahn”), and Beal Bank entered into certain purchase agreements pursuant to which Icahn purchased the claims of the first lien lenders under the 2007 Credit Agreement from Beal Bank for 92.5% of par. We have not provided the fair value of the Senior Notes as of December 31, 2009 in the table above as the Senior Notes and the indenture pursuant to which the Senior Notes were issued were canceled in connection with the transactions which occurred on the Consummation Date. The Company's other long-term debt was not significant at December 31, 2010 and 2009.

(14)    Employee Benefit Plans

We have a 401(k) plan for our non-union employees. Eligible employees may contribute up to 30% of their earnings, subject to certain limitations, to the 401(k) plan. We may elect to match a portion of participants’ contributions on an annual basis as determined by management. As part of a cost savings initiative, we reduced and subsequently ceased matching contributions during 2009. Matching contributions under the 401(k) plan were $402 and $3,612 during the years ended December 31, 2009 and 2008, respectively.

Approximately 3,000 of our employees were represented by six labor unions as of December 31, 2010. Five of the six collective bargaining agreements are scheduled to expire during 2011. We make payments to various multi-employer pension plans under industry-wide union agreements. Under the Employee Retirement Income Security Act, we may be liable for our share of unfunded liabilities, if any, if the plans are terminated. Pension expense was $3,804, $4,274, $7,761, and $7,553 during the period from July 16, 2010 through December 31, 2010, the period from January 1, 2010 through July 15, 2010 and the years ended December 31, 2009 and 2008, respectively.

(15)    Severance Costs
During September 2010, the Company announced that the employment agreement with Mark Juliano, the Company's former Chief Executive Officer would be terminated in accordance with, and to the extent provided by, its terms. Mr. Juliano was entitled to severance pursuant to the terms of his employment agreement in accordance with provisions thereof that applied following a "change of control" of the Company. In addition, due to the continuation of declining gaming revenues and an increasingly competitive market, the Company significantly reduced its workforce as part of a cost containment strategy during the fourth quarter of 2010.
In connection with the termination of Mr. Juliano and a reduction in workforce during the fourth quarter of 2010, the Company incurred approximately $7,580 in severance costs. Such amount is included in general and administrative expenses in the statement of operations during the period from July 16, 2010 through December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
(dollars in thousands, except share and per share data)

(16)    Transactions with Affiliates

Services Agreement—On the Consummation Date, the Company and TER Holdings entered into the Services Agreement with Mr. Trump and Ms. Trump, which amends, restates and supersedes the previous services agreement entered into among the Company, TER Holdings and Mr. Trump in 2005. The Services Agreement will remain in effect from the Consummation Date until either the Trademark License Agreement is terminated or upon termination pursuant to the terms of the Services Agreement.

We recognized expense under the previous services agreement of $1,083 during the period from January 1, 2010 through July 15, 2010 and $2,000 in each of the years ended December 31, 2009 and 2008, respectively. Mr. Trump does not receive compensation for services performed under the Services Agreement.

Trademark License Agreement—On the Consummation Date, the Licensee Entities entered into the Trademark License Agreement, which amends, restates and supersedes the previous trademark license agreement among the Company, TER Holdings and Mr. Trump and provides that the Trump Parties grant the Licensee Entities a royalty-free license to use certain trademarks, service marks, names, domain names and related Trump Parties Intellectual Property in connection with TER Holdings' casino and gaming activities relating to the Company's three existing casino properties in Atlantic City, New Jersey, subject to certain terms and conditions. The Trademark License Agreement shall be in effect from the Consummation Date until terminated pursuant to the terms of the Trademark License Agreement.

Use of Trump Facilities—In the normal course of business, we have engaged in various transactions with entities owned by Mr. Trump including leasing office space and a helicopter and periodic use of Mr. Trump’s airplane. During the period from July 16, 2010 through December 31, 2010, the period from January 1, 2010 through July 15, 2010, and the years ended December 31, 2009 and 2008, we incurred expenses of approximately $37, $44, $156 and $428, respectively, relating to such transactions.

Right of First Offer Agreement—During September 2006, we amended the Right of First Offer Agreement (“ROFO Agreement”) with Trump Organization LLC, an entity controlled by Mr. Trump. The amended ROFO Agreement pertained to construction projects greater than $35,000. Under the terms of the amended ROFO Agreement, we paid Trump Organization LLC $379, including minimum monthly fees of $250 and cost saving commissions of $129, during the year ended December 31, 2008. The ROFO Agreement expired as of May 2008.

(17)    Commitments and Contingencies

Operating Leases—We have entered into operating leases for certain land, office, warehouse space, certain parking space and various equipment. Rent expense during the period from July 16, 2010 through December 31, 2010, the period from January 1, 2010 through July 15, 2010 and the years ended December 31, 2009 and 2008 was $5,198, $5,510, $10,416 and $10,671, respectively, of which $37, $42, $79 and $83, respectively, relates to affiliates.

Future minimum lease payments under noncancellable operating leases as of December 31, 2010, are as follows:

Year Ending December 31,
2011	$10,981
2012	5,341
2013	5,087
2014	4,885
2015	4,449
Thereafter	84,491
Total	$115,234

Casino Reinvestment Development Authority Obligations—As required by the provisions of the New Jersey Casino Control Act, a casino licensee must pay an investment alternative tax of 2.5% of its gross casino revenues as defined in the Casino Control Act. However, pursuant to contracts with the CRDA, Trump Taj Mahal, Trump Plaza and Trump Marina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
(dollars in thousands, except share and per share data)

(collectively, the “Trump Entities”) each pay 1.25% of their gross casino revenues to the CRDA (the “CRDA Payment”) to fund qualified investments as defined in the Casino Control Act (the “Act”) and such CRDA Payment entitles each such casino property to an investment tax credit in an amount equal to twice the amount of the CRDA Payment against the 2.5% investment alternative tax. Qualified investments may include the purchase of bonds issued by the CRDA at a below market rate of interest, direct investment in projects or donation of funds to projects as determined by the CRDA. According to the Act, funds on deposit with the CRDA are invested by the CRDA and the resulting interest income is shared two-thirds to the casino and one-third to the CRDA. Further, the Act requires that CRDA bonds be issued at statutory rates established at two-thirds of the average rate of the Bond Buyer Weekly 25 Revenue Bond Index for bonds available for purchase during the last 26 weeks preceding the date the CRDA issues its bond. The Company records charges to expense equal to one-third of its obligation to reflect the lower return on investment at the date the obligation arises. Pursuant to the contracts with the CRDA, each of the casino properties is required to make quarterly deposits with the CRDA to satisfy its investment obligations.

Our qualified investments are classified within other long-term assets on the accompanying consolidated balance sheets and are summarized as follows:

	Reorganized	Predecessor
	Company	Company
	December 31,	December 31,
	2010	2009
CRDA deposits, net of valuation allowance of $1,154 and $26,930, respectively	$34,390	$49,316
CRDA bonds, net valuation allowance of $0 and $6,162, respectively	8,407	8,467
	$42,797	$57,783

We recognized expense of $863 during the period from July 16, 2010 through December 31, 2010, $1,553 during the period from January 1, 2010 through July 15, 2010 and $3,019 and $3,082 during the years ended December 31, 2009 and 2008, respectively, to give effect to the below market interest rates associated with CRDA deposits and bonds.

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

In connection with the CRDA Transactions, we recognized $9,339 of non-cash expense during the period from January 1, 2010 through July 15, 2010 to record the investments donated pursuant to the CRDA Transactions at their net realizable value. On October 13, 2010, we received $9,590 from the CRDA representing the cash-back donation credit.

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

NJSEA Subsidy Agreement - In April 2004, the casinos located in Atlantic City (“Casinos”), including our Atlantic City casinos, executed an agreement (“2004 NJSEA Subsidy Agreement”) with the New Jersey Sports and Exposition Authority (“NJSEA”) and the CRDA. The 2004 NJSEA Subsidy Agreement provides that the Casinos, on a pro rata basis according to their gross revenues, shall pay in cash and donate from the regular payment of their CRDA obligations a total of $86,000 in four annual installments in October of each of 2004 through 2007 to the NJSEA. It required that the funds be used by the NJSEA through December 31, 2008 to enhance purses, fund breeders' awards and establish account wagering at New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
(dollars in thousands, except share and per share data)

horse racing tracks. Our portion of this industry obligation was approximately 23%.

The 2004 NJSEA Subsidy Agreement further provided for a moratorium until January 2009 on the conduct of casino gaming at any New Jersey racetrack and conditioned the donation of the CRDA funds upon the enactment and funding of the Casino Expansion Fund Act which made funds available, on a pro rata basis, to each of the Casinos for investment in eligible projects in Atlantic City approved by the CRDA. In September 2006, the CRDA approved the construction of the Chairman Tower at the Trump Taj Mahal as an eligible project and, pursuant to October 2006 agreements, authorized grants to our Atlantic City casinos in aggregate amounts of approximately $13,800 from the Atlantic City Expansion Fund and $1,575 from a separate Casino Capital Construction Fund, both administered by the CRDA. During 2008, we received $10,658 of proceeds from the Atlantic City Expansion Fund and $1,244 of proceeds from the Casino Capital Construction Fund. During 2009, we received the remaining $2,879 of proceeds from the Atlantic City Expansion Fund and $299 of proceeds from the Casino Capital Construction Fund.

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

The 2008 NJSEA Subsidy Agreement provides that the Casinos will pay the NJSEA $90,000 to be used solely for purse enhancements, breeder's purses and expenses to establish off-track wagering facilities which it incurs through 2011. The payments will be made in eleven installments from September 29, 2008 through November 15, 2011 and will total $22,500 in 2008, $30,000 in each of 2009 and 2010 and $7,500 in 2011. Each Casino will pay a share equal to a percentage representing the gross gaming revenue it reported for the prior calendar year compared to that reported by all Casinos for that year. Our Atlantic City properties have estimated their portion of the industry obligation at approximately 21%.

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

Entertainment-Retail District Project - In September 2001, the CRDA approved a proposal by Trump Plaza Associates to construct a casino hotel facility as an entertainment-retail district project on a site on the Atlantic City Boardwalk (“District Project”).

Under the terms of the approval, the Trump Entities could elect not to proceed with the District Project and upon notice of such election; the CRDA would provide them with $4,752.

In December 2010, the Trump Entities provided the CRDA with the appropriate notice and the $4,752 was received on December 21, 2010. The proceeds must be used in a manner permitted under the Amended and Restated Credit Agreement. This transaction had no effect on our results of operations during the period from July 16, 2010 through December 31, 2010.

In January 2011, the Trump Entities became aware that the CRDA had deducted the $4,752 collectively from the Trump Entities' investment alternative tax obligation accounts. The Trump Entities have advised the CRDA that they believe the CRDA had no authority to deduct the amounts from their accounts and have demanded that the CRDA return $4,752 to their respective account balances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
(dollars in thousands, except share and per share data)

CAFRA Agreement - Trump Taj Mahal received a permit under the Coastal Area Facilities Review Act (“CAFRA”) that initially required Trump Taj Mahal to begin construction of certain improvements on the Steel Pier by October 1992, which improvements were to be completed within 18 months of the commencement of construction. Trump Taj Mahal initially proposed a concept to improve the Steel Pier, the estimated cost of which was $30,000. Such concept was approved by the New Jersey Department of Environmental Protection, the agency which administers CAFRA. In March 1993, Taj Associates obtained a modification of its CAFRA permit providing for an extension of the required commencement and completion dates of the improvements to the Steel Pier for one year, which has been renewed annually, based upon an interim use of the Steel Pier as an amusement park. The pier sublease, pursuant to which Trump Taj Mahal leases the Steel Pier to an amusement park operator, terminates on December 31, 2016. The conditions of the CAFRA permit renewal thereafter are under discussion with the New Jersey Department of Environmental Protection.

(18)    Legal Proceedings

We and certain of our employees are involved from time to time in legal proceedings arising in the ordinary course of our business. While any proceeding or litigation contains an element of uncertainty, management believes that the final outcomes of these other matters are not likely to have a material adverse effect on our results of operations or financial condition. In general, we have agreed to indemnify certain of our key executives and directors against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in any legal proceedings absent a showing of such persons' gross negligence or malfeasance.

Chapter 11 Case - As described in Note 1, on the Petition Date, the Debtors filed voluntary petitions in the Bankruptcy Court seeking relief under the Bankruptcy Code.

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

The Reorganized Debtors are currently in the process of reviewing over one thousand claims which were filed in the Chapter 11 Case. The Bankruptcy Court, by court order, has extended the Reorganized Debtors deadline to file objections to claims through May 12, 2011 (the “Claims Objection Deadline”). A wide variety of claims, which include, but are not limited to claims asserted by personal injury claimants, vendors, state and local taxing authorities, and former employees have been filed in the Chapter 11 case. To date the Reorganized Debtors have filed several motions and have obtained several court orders which have expunged certain claims, and have resolved certain claims through negotiation and settlement. It is the intention of the Reorganized Debtors to file additional objections to asserted claims prior to the Claims Objection Deadline.

Power Plant Litigation - On December 30, 2004, TER Development Company, LLC (“TER Development”) filed a complaint (the “Power Plant Litigation”) against Richard T. Fields, Coastal, Power Plant Entertainment, LLC, Native American Development, LLC, Joseph S. Weinberg and The Cordish Company (collectively, the “Power Plant Group”) in the Circuit Court of the 17th Judicial District for Broward County, Florida, in which TER Development alleged that Power Plant Entertainment, LLC improperly obtained certain agreements with the Seminole Tribe of Florida for the development of gaming facilities in Hollywood and Tampa, Florida. TER Development asserted claims for fraud, breach of fiduciary duty, conspiracy, violation of the Florida Deceptive and Unfair Trade Practices Act and interference with prospective business relationship. As

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
(dollars in thousands, except share and per share data)

described below, the Power Plant Litigation was settled on October 28, 2010.

Trump Marina - On May 28, 2008, Trump Marina Associates entered into the Original Marina Agreement to sell the Marina Property to Coastal Marina Buyer, an affiliate of Coastal. Upon entering into the Original Marina Agreement, Coastal Marina Buyer placed into escrow a $15,000 deposit toward the purchase price (the “Original Marina Deposit”). On October 28, 2008, the parties entered into an amendment to the Original Marina Agreement (the “Marina Amendment”) to modify certain terms and conditions of the Original Marina Agreement, including, but not limited to providing that Trump Marina Associates could terminate the Original Marina Agreement if the transaction did not close by May 28, 2009 and that the Original Marina Deposit held in escrow, together with any interest earned thereon, was released to Trump Marina Associates immediately and the Additional Marina Deposit was placed in escrow for a total deposit towards the purchase price of $17,000. Coastal failed to consummate the transaction within the time provided under the Marina Amendment. On June 1, 2009, Trump Marina Associates delivered notice to Coastal that the Original Marina Agreement, as amended by the Marina Amendment, was terminated. Trump Marina Associates also delivered notice to the escrow agent requesting release of the Additional Marina Deposit to Trump Marina Associates. On July 28, 2009, Coastal Marina Buyer and Coastal filed an Adversary Complaint with the Bankruptcy Court, claiming they were fraudulently induced to enter the Original Marina Agreement, that the agreement was breached, and that these and other related claims gave rise to a right to the return of the Initial Marina Deposit, the Additional Marina Deposit, damages and other relief. On October 21, 2009, Coastal Marina Buyer and Coastal filed an Amended Complaint adding Mr. Trump and other parties as defendants, and adding additional allegations to the existing claims.

On October 28, 2010, the Company and its subsidiary TER Development (collectively, the “TER Parties”) reached an agreement with Coastal and certain related persons and entities, Power Plant Entertainment, LLC and the other members of the Power Plant Group to settle the Power Plant Litigation and certain other disputed matters. Pursuant to the settlement, among other things, (a) the TER Parties agreed to withdraw, with prejudice, the action pending in the Power Plant Litigation against the Power Plant Group, and (b) Coastal agreed to (i) withdraw all actions and claims filed on their behalf before the Bankruptcy Court (the “Bankruptcy Matters”), and (ii) relinquish any claim that they had to any amounts previously deposited in escrow in connection with the proposed purchase of the Trump Marina by Coastal, including the Additional Marina Deposit, together with any interest earned thereon, then held in escrow. In addition, the TER Parties and the Power Plant Group agreed to mutually waive, release and discharge each other from all claims and proceedings arising from and related to the Power Plant Litigation and the Bankruptcy Matters. The Company recognized $2,020 of Income related to the termination of the Original Marina Agreement during the period from July 16, 2010 through December 31, 2010, representing the receipt of the Additional Marina Deposit, plus interest earned thereon. Such amount must be used in a manner permitted under the Amended and Restated Credit Agreement.

(19) Non-Competition Agreement

On October 28, 2010, the Company entered into a non-competition agreement with New Gaming Ventures, LLC (“NGV”) pursuant to which the Company agreed not to own, operate or manage a casino anywhere in the State of Texas under the “Trump” brand name for a period of one year in exchange for a payment of $25,000 to the Company by NGV, which payment was received on October 29, 2010. The agreement does not restrict the Company's ability to own, operate or manage casinos in Texas if it does not use the “Trump” brand and the Company is permitted to conduct online gaming through the internet and world wide web in the State of Texas at all times. Pursuant to the non-competition agreement, the $25,000 payment is non-refundable by the Company in any circumstances. The Company recognized $25,000 as Income related to non-competition agreement in its consolidated statement of operations during the period from July 16, 2010 through December 31, 2010. Such amount must be used in a manner permitted under the Amended and Restated Credit Agreement.

(20) Subsequent Events

Trump Marina Asset Purchase Agreement

On February 11, 2011, the Company and its subsidiary, Trump Marina Associates, LLC, entered into the Asset Purchase Agreement with Landry's A/C and Landry's, providing for the sale of the Trump Marina (the “Property”) to Landry's A/C. A copy of the Asset Purchase Agreement was attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 17, 2011. The following summary is qualified in its entirety by reference to the Asset Purchase Agreement.

Pursuant to the Asset Purchase Agreement, at the closing, Landry's A/C will acquire substantially all of the assets of, and will assume certain liabilities related to, the business conducted at the Property. The aggregate purchase price payable for the Property by Landry's A/C is $38,000, subject to a working capital adjustment at closing as provided in the Asset Purchase Agreement. Certain obligations of Landry's A/C are guaranteed by Landry's. The closing of the transaction is subject to the satisfaction of certain conditions, including receipt of approvals from New Jersey regulatory authorities and other customary closing conditions. Upon execution of the Asset Purchase Agreement, Landry's A/C placed into escrow a $5,000 deposit toward the purchase price. The Asset Purchase Agreement provides that, subject to certain exceptions, the Company's recourse against Landry's A/C and Landry's if the transaction is not consummated will be limited to the amount of this deposit. The lenders under the Amended and Restated Credit Agreement did not exercise their right of first refusal with respect to the future sale of the Trump Marina. The Company does not expect to recognize a significant gain or loss in connection with the closing of the transaction. The following table presents Trump Marina's net revenues and loss from operations included in our consolidated statements of operations:

	Reorganized Company	Predecessor Company
	Period From	Period From
	July 16, 2010	January 1,
	Through	2010 Through
	December 31,	July 15,	Year Ended December 31,
	2010	2010	2009	2008
Net revenues	$63,832	$76,297	$155,787	$194,555
Loss from operations	$(10,268)	$(9,772)	$(208,126)	$(62,035)

In connection with the Asset Purchase Agreement, TER Holdings entered into a Transitional Services Agreement dated as of February 11, 2011, with Landry's A/C (the “TSA”). Under the TSA, the parties agreed to facilitate Landry's A/C's purchase of the Property by creating a transition and separation plan. Pursuant to the TSA, the Company will provide certain services relating to information technology for the benefit of Landry's A/C for a period of up to one year following consummation of the sale of the Property. The Company will be reimbursed for its costs of providing such services.

The accompanying financial statements do not present certain long-lived assets of Trump Marina as assets held for sale and Trump Marina’s results of operations as a discontinued operation as all of the criteria required under ASC 360-10-45-9 were not met as of December 31, 2010.

Gain on Deed Amendment

Pursuant to an Agreement (the “2011 Trump Plaza/Boardwalk Agreement”) entered into on March 14, 2011 between Trump Plaza Associates and Boardwalk Florida Enterprises, LLC (“Boardwalk”), the owner of certain real property in Atlantic City that was acquired from Trump Plaza Associates in 2005, Trump Plaza Associates and Boardwalk agreed that the deed provision restricting the development of gaming activities on such real property would be discharged and released and replaced with new contractual restrictions set forth in the 2011 Trump Plaza/Boardwalk Agreement. In connection with its execution of the 2011 Trump Plaza/Boardwalk Agreement and the related deed modification, the Company received $5,465 on March 14, 2011.

TRUMP ENTERTAINMENT RESORTS, INC.						SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE PERIOD FROM JULY 16, 2010 THROUGH DECEMBER 31, 2010 (REORGANIZED COMPANY),
THE PERIOD FROM JANUARY 1, 2010 THROUGH DECEMBER 31, 2010 AND
THE YEARS ENDED DECEMBER 31, 2009 AND 2008 (PREDECESSOR COMPANY)
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses		Other Changes (Deductions)		Balance at End of Period
Reorganized Company
PERIOD FROM JULY 16, 2010 THROUGH DECEMBER 31, 2010
Allowances for doubtful accounts	$—	$4,938		$1,543	(a)	$6,481
Valuation allowance for CRDA investments	—	863	(b)	291	(c)	1,154
Valuation allowance for deferred tax assets	588,140	9,598		—		597,738

Predecessor Company
PERIOD FROM JANUARY 1, 2010 THROUGH JULY 15, 2010
Allowances for doubtful accounts	$39,791	$5,382		$(3,778)	(a)	$41,395
Valuation allowance for CRDA investments	33,092	10,892	(b)	(21,895)	(c)	22,089
Valuation allowance for deferred tax assets	369,220	218,920		—		588,140
YEAR ENDED DECEMBER 31, 2009
Allowances for doubtful accounts	$25,695	$16,355		$(2,259)	(a)	$39,791
Valuation allowance for CRDA investments	32,479	394	(b)	219	(c)	33,092
Valuation allowance for deferred tax assets	143,038	226,182		—		369,220
YEAR ENDED DECEMBER 31, 2008
Allowances for doubtful accounts	$15,925	$14,787		$(5,017)	(a)	$25,695
Valuation allowance for CRDA investments	33,209	(344)	(b)	(386)	(c)	32,479
Valuation allowance for deferred tax assets	124,997	18,041		—		143,038
_______________________________________________

(a)	Other adjustments, principally write-offs of uncollectible accounts.

(b)
During the period from January 1, 2010 through July 15, 2010, we recognized $9,339 in expense in connection with a donation of certain of our CRDA investments. In addition, due to the receipt of proceeds which were funded by certain of our CRDA deposits, we recognized income representing the reversal of previously recognized expense of $2,625 and $3,426 during the years ended December 31, 2009 and 2008, respectively.

(c)	Adjustment of allowance applicable to CRDA investments. The period from January 1, 2010 through July 15, 2010 includes the effects of the donation of certain of our deposits to the CRDA.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.
Management’s Annual Report on Internal Control over Financial Reporting
Trump Entertainment Resorts, Inc.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on these criteria.
This Report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to liabilities of that section.
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The following table sets forth information regarding our executive officers and directors:

Name	Age	Positions
Robert F. Griffin	51	Chief Executive Officer, Director
David R. Hughes	48	Chief Financial Officer and Executive Vice President
Eugene Davis	55	Director
Jeffrey Gilbert	63	Director
Marc Lasry	50	Director
David Licht	36	Director
Stephen McCall	40	Director
Robert Symington	46	Director
Mr. Griffin has been our Chief Executive Officer and a member of our Board since November 2010. From November 2008 to November 2010, Mr. Griffin served as President and Chief Executive Officer of MTR Gaming Group, Inc. (“MTR”), which owns and operates casino and racetrack facilities in West Virginia, Pennsylvania and Ohio. He became a member of MTR's Board of Directors in March 2010. Prior to joining MTR, Mr. Griffin served as Senior Vice President of Operations of Isle of Capri Casinos, Inc. (“ICCI”) from 2004 to 2008, where he was responsible for the operations of 16 casinos and racing facilities in the United States, Grand Bahamas and the United Kingdom. Mr. Griffin also served as Vice President/General Manager at several of ICCI's properties from 1999 to 2003. Mr. Griffin previously held senior management positions at the Company's Trump Marina Hotel Casino from 1992 to 1998.
Mr. Hughes has been our Chief Financial Officer since November 2010. From May 2008 to November 2010, Mr. Hughes served as Corporate Executive Vice President and Chief Financial Officer of MTR. From 2003 to 2008, Mr. Hughes served in various positions at MTR, including as Corporate Executive Vice President Strategic Operations and Chief Operating Officer of its flagship property in West Virginia. Mr. Hughes served as Chief Financial Officer of Penn National Gaming's Charles Town Races & Slots property in Charles Town, West Virginia prior to joining MTR. Mr. Hughes also previously held operational and financial positions with major gaming companies throughout the United States, including Atlantic City, New Jersey, having served as Senior Vice President and Chief Financial Officer of Resorts Hotel and Casino and in positions at the Company's Trump Plaza Hotel and Casino from 1988 to 1995.
Mr. Davis was appointed to our Board on July 16, 2010, pursuant to the Plan of Reorganization. Mr. Davis is Chairman and Chief Executive Officer of Pirinate Consulting Group, LLC, a privately held consulting firm specializing in turnaround management, merger and acquisition consulting and hostile and friendly takeovers, proxy contests and strategic planning advisory services for domestic and international public and private business entities. Since forming Pirinate in 1997, Mr. Davis has advised, managed, sold, liquidated and served as a Chief Executive Officer, Chief Restructuring Officer, Director, Committee Chairman and Chairman of the Board of a number of businesses operating in diverse sectors such as telecommunications, automotive, manufacturing, high technology, medical technologies, metals, energy, financial services, consumer products and services, import export, mining and transportation and logistics. Previously, Mr. Davis served as President, Vice Chairman and Director of Emerson Radio Corporation and Chief Executive Officer and Vice Chairman of Sport Supply Group, Inc. He began his career as an attorney and international negotiator with Exxon Corporation and Standard Oil Company (Indiana) and as a partner in two Texas-based law firms, where he specialized in corporate/securities law, international transactions and restructuring advisory. Mr. Davis holds a bachelor's degree from Columbia College, a master of international affairs degree (MIA) in international law and organization from the School of International Affairs of Columbia University, and a Juris Doctorate from Columbia University School of Law. Mr. Davis is also a member of the Board of Directors of Ambassadors International, Inc., Knology, Inc., DEX One Corp., Atlas Air Worldwide Holdings, Inc., Rural/Metro Corp, Spectrum Brands, Inc. and TerreStar Corporation. Within the last five years, Mr. Davis has served as a Director of Delta Airlines, Inc., Haights Cross Communications, Inc., SeraCare Life Sciences Inc., Solutia, Inc., Atari, Inc., Exide Technologies, IPCS, Inc., Knology Broadband, Inc., Oglebay Norton Company, Tipperary Corporation, McLeod Communications, Footstar, Inc., PRG Schultz International, Inc., Silicon Graphics, Inc., Foamex, Inc., Ion Broadcasting, Viskase Companies, Inc. and Media General, Inc.
Mr. Gilbert was appointed to our Board on July 16, 2010, pursuant to the Plan of Reorganization. Mr. Gilbert is President and principal shareholder of Preferred Gaming & Entertainment, Inc., a licensed distributor and lessor of gaming devices and casino equipment. From 2003 to 2008, at the request of the Nevada Gaming Commission, Mr. Gilbert served as court-

appointed Supervisor and Receiver for Fitzgerald Gaming Corporation, during which time he operated the company for the benefit of parties who acquired ownership as part of a bankruptcy restructuring. From 1990 to 1995, Mr. Gilbert served as Vice President, Chief Operating Officer and a member of the Office of the President of Jackpot Enterprises, Inc., a New York Stock Exchange listed gaming company that operated slot routes and gaming casinos in Nevada, South Dakota and Mississippi. From 1997 through 2003, Mr. Gilbert was an officer and member of the Board of Directors of Universal Distributing of Nevada, Inc. and its subsidiaries in New South Wales, Australia and South Africa. Prior to 1997, Mr. Gilbert served as Vice President and General Manager of Bally Gaming, Inc. Mr. Gilbert has served as a member of the Board of Directors of Aruze Corp. a Japanese publicly traded company (now known as Universal Entertainment Corporation) that manufacturers gaming devices, and as a member and Vice-Chairman of the Board of Directors of Avi Resort Casino, a Native American gaming facility located in Laughlin, Nevada.
Mr. Lasry was appointed to our Board on July 16, 2010, pursuant to the Plan of Reorganization. Mr. Lasry is the Chairman, Chief Executive Officer and a Co-Founder of Avenue Capital Group (“Avenue”). He is also a co-founder of Amroc Investments LLC. Prior to that time, Mr. Lasry was Co-Director of the Bankruptcy and Corporate Reorganization Department at Cowen & Company. Mr. Lasry also served as Director of the Private Debt Department at Smith Vasilou Management Company. Mr. Lasry holds a B.A. in History from Clark University and a J.D. from New York Law School.
Mr. Licht was appointed to our Board on July 16, 2010, pursuant to the Plan of Reorganization. Mr. Licht is a Senior Vice President of the Avenue U.S. Funds. Prior to joining Avenue in 2007, Mr. Licht was a Senior Portfolio Manager at ABP Investments US, Inc. Prior to ABP, Mr. Licht was an Associate at Donaldson, Lufkin & Jenrette Securities Corporation in its Leveraged Finance Division. Mr. Licht also previously worked for Arthur Andersen LLP. Mr. Licht holds a B.B.A. from the University of Michigan Business School.
Mr. McCall was appointed to our Board on July 16, 2010, pursuant to the Plan of Reorganization. Mr. McCall has 15 years of private equity investing experience focused on growth capital and buyout investments. He founded and is currently a Managing Member of Blackpoint Equity Partners LLC, a private equity investment firm. Prior to founding Blackpoint, he was a General Partner at Seaport Capital, a private equity investment firm, where he was employed from 1997 through 2007. Previously, Mr. McCall worked at Patricof & Co. Ventures, a private equity investment firm, and Montgomery Securities in the Corporate Finance Department. Mr. McCall has been a director of Ambassadors International, Inc. since November 2009 and Otelco Inc. (including its predecessor Rural LEC Acquisition LLC) since January 1999 and served as Chairman of the Board of Rural LEC Acquisition LLC until the closing of its initial public offering on December 21, 2004. Mr. McCall is also a director of several private companies. He graduated from Stanford University with an A.B. in economics.
Mr. Symington was appointed to our Board on July 16, 2010, pursuant to the Plan of Reorganization. Mr. Symington is a Senior Portfolio Manager at Avenue. Prior to that, Mr. Symington was Managing Director and Chief Investment Officer at Resurgence Asset Management, L.L.C. Mr. Symington holds a B.A. in English Literature from Dickinson College and an M.B.A. in Finance and Accounting from Cornell University.
Director Information

Our Board consists of seven director positions. Our Board is divided into three classes, Class I, Class II and Class III. The current Class I Directors are Robert Griffin and Eugene Davis, and each will hold office until the annual meeting of stockholders to be held in 2011 and until his respective successor is duly elected and qualified. The current Class II Directors are Stephen McCall and Robert Symington, and each will hold office until the annual meeting of stockholders to be held in 2012 and until his respective successor is duly elected and qualified. The current Class III Directors are Marc Lasry, David Licht and Jeffrey Gilbert, and each will hold office until the annual meeting of stockholders to be held in 2013 and until his respective successor is duly elected and qualified.
Director Independence

Pursuant to our Corporate Governance Guidelines, our Board is required to affirmatively determine that a majority of our directors have no relationship that would interfere with his exercise of independent judgment in carrying out his responsibilities and meets any other relevant qualification requirements imposed by the SEC. A copy of our Corporate Governance Guidelines is available free of charge on our website, www.trumpcasinos.com. The Board has determined, after considering all relevant facts and circumstances, that all of its members, other than Messrs. Griffin, Lasry, Licht and Symington, are “independent” as defined by the rules and regulations promulgated by the SEC.
Audit Committee and Audit Committee Financial Expert
The members of the Audit Committee are Eugene Davis (Chairman), Jeffrey Gilbert and Stephen McCall. Our Board has

determined that Mr. Davis is qualified as a “financial expert” within the meaning of the regulations of the United States securities laws.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers and directors and any person who beneficially owns more than 10% of a registered class of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of the copies of the forms furnished to us and written representations from our Reporting Persons, we believe that during the year ended December 31, 2010, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

Code of Business Conduct
We have a Code of Business Conduct, which is applicable to all our directors, officers and certain management and supervisory employees. The Code of Business Conduct is available free of charge either on our website or by writing to us.
Code of Ethics
We have a Code of Ethics for our directors and principal executive officers, including, among others, our Chief Executive Officer, Chief Financial Officer and the members of our Board. The Code of Ethics is available free of charge either on our website or by writing to us.
If we make any substantive amendments to the Code of Ethics or grant any waivers therefrom, we are required to disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K filed with the SEC within four business days.

Item 11.    Executive Compensation
Overview of Compensation Program
On the Consummation Date, we emerged from bankruptcy and a new Board was appointed pursuant to the Plan of Reorganization, effective as of the Consummation Date. In September 2010, the Board selected a new chief executive officer, Robert F. Griffin, an experienced gaming executive, who joined us in November 2010. Since September 2010, we have also hired a new chief financial officer and various other members of senior management. Therefore, the following description of our executive compensation program provides an overview of the material elements of our executive compensation program for both our Predecessor Company and for our Reorganized Company.
The Compensation Committee of the Board has the responsibility for establishing, implementing and measuring the policies and practices for our compensation program, determining the appropriate compensation of executive officers, including the Named Executive Officers (“NEOs”) detailed in the accompanying tables. It is the objective of the Company to reward key executives for the attainment of financial and strategic objectives which are aligned directly with the success of the Company and focus upon the best interests of our stockholders. The Compensation Committee ensures that the total compensation paid to executive officers is competitive, reasonable and performance based. A critical component to the Company’s long term success is the comprehensive development, recruitment and retention of a talented and experienced senior management team to fully leverage our strategic, operational and human capital plans. With the guidance and oversight of the Compensation Committee, we have deployed a strategic and results-driven compensation program to drive enhanced performance and attain the Company’s stated business and financial objectives. We provide competitive total compensation packages commensurate with corporate and strategic objectives.
The Compensation Committee provides the required oversight of our compensation policies and practices, including, but not limited to, those related to incentive compensation, executive retention, severance and retirement programs and any other executive benefit plans or programs. The Compensation Committee of our Predecessor Company obtained recommendations and information from, among others, the Company’s Chief Executive Officer (“CEO”) and other executive officers, and, from time to time, external consultants, regarding compensation and benefit matters, but made all final decisions regarding the compensation of executive officers. The Compensation Committee of our Reorganized Company also made all final decisions regarding the compensation of our executive officers. The Compensation Committee reports its decisions to the Board.
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

f.	Reviewing and recommending director compensation for Board approval.

g.	Annually evaluating the performance of the Compensation Committee, including its effectiveness and compliance with its charter.

h.	Reviewing and assessing the adequacy of the Compensation Committee Charter on an annual basis, and recommending appropriate changes.
2010 Executive Compensation Components

As provided in the Summary Compensation Table that follows this discussion, 2010 compensation for our NEOs consisted primarily of the following components:

•	Base salary

•	Annual Incentive Plan (Predecessor Company)

•	Equity compensation (Reorganized Company)

•	Bonus compensation (Reorganized Company)
Base Salary (Predecessor Company)
Prior to July 2010, we provided our NEOs and other executives with competitive base salaries to compensate them for professional services performed during the fiscal year. Base salaries for our NEOs were determined for each executive by utilizing competitive market and internal compensation data. The objective for base salary compensation was established between the 50th and 75th percentile of comparable executive positions within the gaming industry. Internal equity for similarly situated executives is also a considered factor. Annual merit increases and base salary adjustments were approved by the Compensation Committee based upon recommendations by the CEO and the EVP, HR and were derived from the same annual salary adjustment policy for all employees within the Company. Due to the challenging economic environment facing the gaming industry and broader economic constraints, effective December 1, 2008, a voluntary 5% salary reduction was initiated by senior management and approved by the Compensation Committee.
Annual Incentive Plan (Predecessor Company)
The 2010 Annual Incentive Plan (the “AIP”) was a cash plan directly linked to the financial performance of the Company. Each NEO had a target incentive cash award opportunity for 2010 as established by the Compensation Committee. The target incentive cash award typically ranged from 40%-131% of the NEO’s base salary amount, with the most senior NEO at the higher end of the range. The financial achievement objectives of the AIP were based upon the achievement of EBITDA goals. Target bonus was compensated at a mid-range level and was based upon the successful achievement of prescribed EBITDA. A maximum bonus level was established for superior performance. Linear measurement points were established for EBITDA attainment between graduated financial performance benchmarks to align specific financial performance levels to the corresponding bonus level. No AIP bonuses were awarded to any NEOs in conjunction with 2010 plan performance as the AIP was terminated as of the Consummation Date.

Severance Benefits (Predecessor Company)
Our employment agreements with each of our former NEOs contained certain provisions for severance payments and other benefits upon a termination of employment in specified circumstances, including upon a change of control of the Company.
Employment Agreements (Reorganized Company)
Our Reorganized Company entered into employment agreements with Messrs. Griffin and Hughes, our newly appointed chief executive officer and chief financial officer (the “Employment Agreements”). Under the Employment Agreements, each executive is entitled to an annual base salary ($807,500 for Mr. Griffin and $525,000 for Mr. Hughes), payable in accordance with the Company's regular payroll practices. The base salary will be reviewed at least annually and may be increased in the discretion of the Compensation Committee. To the extent the Compensation Committee determines to so increase the base salary, and provided performance of each of Mr. Griffin and/or Mr. Hughes is satisfactory, it is expected that any such annual salary increases will equal or exceed the rate of increase in the consumer price index. In addition, for each calendar year, beginning with the year ending December 31, 2011, each of Messrs. Griffin and Hughes will be eligible to receive an annual cash performance bonus, based upon performance of the Company and each of Messrs. Griffin and Hughes during the applicable calendar year (the “Annual Bonus”). The Annual Bonus will be payable following the end of the calendar year at the time the Company generally pays performance bonuses to other senior employees. Fifty percent of each of Messrs. Griffin's and Hughes's Annual Bonus will be based on achievement by the Company and/or such NEO during the applicable calendar year of specific performance criteria, which will be established on an annual basis by the Compensation Committee in consultation with each of Messrs. Griffin and Hughes. The remaining 50% of the Annual Bonus will be determined by the Compensation Committee in its sole discretion based upon the Compensation Committee's evaluation of the overall performance of each of Messrs. Griffin and Hughes and/or the Company during the applicable calendar year. The maximum Annual Bonus each of Messrs. Griffin and Hughes may receive for any year will be 100% of each of their base salaries for such year. However, each of Messrs. Griffin and Hughes will be guaranteed a minimum Annual Bonus for 2011 (payable in 2012 at the time the Company generally pays performance bonuses to other senior employees) equal to 35% of each of their base salaries. To be eligible to receive an Annual Bonus, each of Messrs. Griffin and Hughes must remain actively employed through the date such Annual Bonus is paid (except as stated below in the case of termination without Cause or for Good Reason (each as defined in the Employment Agreement attached as Exhibit 10.1 to the Company's Current Reports on Form 8-K filed on October 1, 2010 with respect to Mr. Griffin and October 19, 2010 with respect to Mr. Hughes)).
In accordance with the terms of the Employment Agreements, at the time each of Messrs. Griffin's and Hughes's employment commenced on November 16, 2010 (the “Commencement Date”), each of Messrs. Griffin and Hughes received an initial equity and equity-based award consisting of restricted stock of the Company (the “Performance Restricted Stock Award”) and restricted stock units (the “Service RSU Award”). The Performance Restricted Stock Award and the Service RSU Award for Messrs. Griffin and Hughes together represent approximately 3% of the outstanding common stock of the Company. Each restricted stock unit included in the Service RSU Award represents an unfunded and unsecured promise of the Company to deliver, subject to the terms of the Employment Agreement and the award agreement, on the second anniversary of the Commencement Date, at the Company's option, either one share of common stock of the Company or cash equal to the then-current fair market value of one share of common stock of the Company. Fifty percent of the Service RSU Award for each of Messrs. Griffin and Hughes vested immediately on the Commencement Date and the remaining 50% will vest on the first anniversary of the Commencement Date (provided that, except as otherwise described below in the case of termination without Cause or for Good Reason (each as defined in the Employment Agreement), as a condition of such vesting on the first anniversary, each of Messrs. Griffin and Hughes must remain continuously employed by the Company from the Commencement Date through the vesting date). The Performance Restricted Stock Award will vest in four installments on the March 15th following each of the calendar years 2011, 2012, 2013 and 2014 (each such calendar year, a “Performance Period”) (provided that, except as otherwise described below in the case of termination without Cause or for Good Reason, as a condition of vesting of any particular installment of the Performance Restricted Stock Award, each of Messrs. Griffin and Hughes must remain continuously employed by the Company from the Commencement Date through the end of the relevant Performance Period and the performance objectives for the Performance Period at the minimum 50% target level must have been achieved). Any unvested portion of the Service RSU Award and the Performance Restricted Stock Award will become fully vested upon a change in control of the Company or as otherwise determined by the Board. Both Messrs. Griffin and Hughes will be considered for additional equity or equity-based awards in the future by the Board or the Compensation Committee, in their sole discretion.
During the term of their employment, the Company will pay the reasonable premiums for a term life insurance policy on each of Messrs. Griffin and Hughes, with each of Messrs. Griffin and Hughes having the right to name the beneficiary(ies) of such policies. Such term life insurance policies will be for an amount that is at least two times each of Messrs. Griffin's and Hughes's initial base salary. Each of Messrs. Griffin and Hughes will be eligible to participate in all employee benefit plans and programs of the Company, including health and retirement plans, that may be in effect from time to time for senior executives generally.
The Employment Agreements provide for certain relocation benefits to Messrs. Griffin and Hughes in connection with their move to Atlantic City.
The Employment Agreements do not provide for a fixed term of employment and accordingly each of Messrs. Griffin's and Hughes's employment may be terminated by the Company or by each of Messrs. Griffin and Hughes at any time, subject to 30 days prior notice (except in the case of termination for Cause (as defined in the Employment Agreement)). The Employment Agreements provide for certain severance benefits in the event of a termination of the executives' employment by the Company other than for Cause (other than in the case of their death or disability), or by the executive for Good Reason (each as defined in the Employment Agreement). In the event of such termination, and subject to a release of claims against the Company by each of Messrs. Griffin and Hughes, each of Messrs. Griffin and Hughes will be entitled to receive (i) any earned, but unpaid, base salary and unpaid expense reimbursement through the date of termination and payment for any accrued unused vacation or other paid time off (subject to the Company's policy regarding payment for accrued vacation); (ii) a lump sum cash payment of any Annual Bonus determined or earned (and not determined), but unpaid, for any calendar year ended prior to the date of termination, payable at the time the Company generally pays performance bonuses to senior executives of the Company; (iii) unless a Change in Control (as defined in the Employment Agreement) has occurred, continuation of base salary payments for a 12-month period (the “Severance Period”), without mitigation for subsequent employment with another employer (provided such employment is not in violation of the non-competition provisions or other restrictive covenants in the Employment Agreement), in accordance with the Company's payroll practices, beginning 60 days following each of the executives' date of termination; (iv) for a 12 month period following the executive's date of termination, at the election of the Company, either (x) reimbursement for premiums paid by the executive for COBRA medical benefit continuation coverage for the executive (and, if applicable, his spouse and eligible dependents) under the Company's health insurance plan, net of the portion of such premiums that the Company's senior executives are paying, or (y) health insurance benefits for the executive (and, if applicable, his spouse and eligible dependents) under an individual health insurance policy to be purchased by the executive with benefits comparable to the health benefits provided to the Company's senior executives generally and with Company reimbursement of premiums so that the executive's net cost for premiums, if any, is not more than the cost of premiums that the Company's senior executives are paying, provided that the executive continues to pay that portion of the insurance premiums that are his responsibility; (v) accelerated vesting of any outstanding and unvested portion of the Service RSU Award; (vi) any other equity or equity-based awards that are not vested as of the date of termination but would become vested within six months from the date of termination will continue to vest during such six-month period (and all other equity awards that are not vested on the date of termination will automatically terminate and be forfeited); and (vii) if notice of such termination by the Company without Cause or by each of Messrs. Griffin and Hughes for Good Reason is given after June 30 of any calendar year, provided that the Performance Objectives for the year of termination are achieved, a pro rata portion of the 50% component of the Annual Bonus for the year of termination that is based on achievement of such Performance Objectives, payable at the time the Company generally pays performance bonuses to senior executives of the Company for such calendar year.
In the event of a termination of each of Messrs. Griffin's and Hughes's employment by the Company other than for Cause (other than in the case of his death or disability), or by each of Messrs. Griffin and Hughes for Good Reason, which occurs within 12 months following the occurrence of a Change in Control (as defined in the Employment Agreements), subject to a release of claims against the Company by each of Messrs. Griffin and Hughes, each of Messrs. Griffin and Hughes will receive the same benefits and amounts described in the preceding paragraph, except that, in lieu of the base salary continuation payments described in clause (iii) of the preceding paragraph, each of Messrs. Griffin and Hughes will be entitled to a lump sum cash severance payment in an amount equal to two times their annual base salary, payable 60 days following their date of termination.
During the term of their employment and for a period of 12 months following the date of termination, each of Messrs. Griffin and Hughes will be subject to restrictions on competition with the Company. In addition, during the term of their employment and for a period of 12 months following the date of termination, each of Messrs. Griffin and Hughes will be subject to restrictions on the solicitation of the Company's clients, customers or vendors for and on behalf of a competitive business, and of the Company's employees. For all periods during and after the termination of their employment, each of Messrs. Griffin and Hughes will be subject to nondisclosure and confidentiality restrictions relating to the Company's confidential information and trade secrets.
On March 30, 2011, the Employment Agreements for Messrs. Griffin and Hughes were amended to provide that, in the event a “Change of Control” (as defined in the Employment Agreements) were to occur, each of Messrs. Griffin and Hughes would be entitled (in addition to any amounts that may be payable to them in the event the employment of Mr. Griffin or Mr. Hughes is terminated by the Company without Cause, or Mr. Griffin or Mr. Hughes resigns with Good Reason, upon or after such Change in Control) to receive from the Company a lump sum payment on the business day on which such Change in Control occurs equal to three (3) times his annual base salary (as in effect immediately prior to the Change in Control).
Perquisites
Perquisites for our NEOs included a medical expense reimbursement plan, disability and life insurance, reimbursement of travel costs and reimbursement of certain automobile expenses. As an owner and operator of full-service hotels and casinos, we were able to provide certain perquisites to our NEOs at little or no additional cost to the Company. Our NEOs received certain perquisites and other personal benefits, including complimentary food and lodging (however, no NEO individually received perquisites or other personal benefits with an aggregate value, based on the Company's incremental cost, of $10,000 or more). For additional information on perquisites and other benefits, please see the Summary Compensation Table below.
Retirement Savings Plan
The Company does not have a pension or deferred compensation program. Rather, through our Retirement Savings Plan, which is a tax qualified 401(k) retirement savings plan (the “401(k) Plan”), we allow the opportunity for executives to provide for their own retirement. All full time employees not represented by a collective bargaining agreement are eligible to participate in the 401(k) Plan. All eligible employees, are permitted to contribute up to 30% of their annual salary or the limit prescribed by the Internal Revenue Service on a before tax basis. The Company did not make 401(k) matching contributions during 2010 due to the current economic and competitive business environment. Previous Company matching contributions vest for all eligible employees according to this schedule:

0 – 2 years	—%
2 – 3 years	25%
3 – 4 years	50%
4 – 5 years	75%
5 years	100%

Summary Compensation Table
The following table sets forth information regarding the compensation paid to or accrued by all individuals who served as our Chief Executive Officer and Chief Financial Officer in fiscal years 2010 and 2009 and our other most highly compensated executive officers (the “NEOs”) in fiscal years 2010 and 2009. Compensation earned during one year and paid in a subsequent year is recorded under the year earned. Both of Messrs. Griffin and Hughes joined the Company on November 16, 2010. Mr. Juliano, Mr. Burke, Mr. Sachais, Mr. Rivin, Mr. Pilli, Ms. Krause and Mr. Rigot left the Company on November 15, 2010, September 17, 2010, March 18, 2011, January 28, 2011, January 2, 2011, September 13, 2010 and October 8, 2010, respectively. Accordingly, Messrs. Griffin, Hughes and McFadden are the only NEOs during 2010 who continue to be our employees as of March 30, 2011.

Name	Year	Salary	Stock Awards (1)	Non-Equity Incentive Plan Compen- sation (2)	All Other Compen- sation (3)	Total
Robert F. Griffin	2010	$93,173	$150,000	$—	$116,663	$359,836
Chief Executive Officer and Board Member (Reorganized Company)
David R. Hughes	2010	$60,577	$107,146	$—	$159	$167,882
Corporate Executive Vice President, Chief Financial Officer and Treasurer (Reorganized Company)
Daniel M. McFadden	2010	$195,000	$—	$—	$11,656	$206,656
Interim Chief Financial Officer (from September 2010 through November 2010)
Mark Juliano (4)	2010	$970,682	$—	$—	$1,694,236	$2,664,918
Former Chief Executive Officer and Former Board Member	2009	$807,500	$—	$—	$62,069	$869,569
John P. Burke (5)	2010	$214,846	$—	$—	$612,573	$827,419
Former Chief Financial Officer and Corporate Treasurer	2009	$285,000	$—	$—	$28,018	$313,018
Mark Sachais (6)	2010	$409,697	$—	$—	$16,451	$426,148
Former General Manager, Trump Marina	2009	$380,000	$—	$38,000	$14,825	$432,825
Alan Rivin (7)	2010	$292,278	$—	$—	$21,583	$313,861
Former Vice President Hotel Operations, Trump Taj Mahal
Franco Pilli (8)	2010	$295,192	$—	$125,000	$12,574	$432,766
Former Senior Vice President National Marketing, Trump Taj Mahal
Rosalind A. Krause (9)	2010	$366,317	$—	$—	$953,389	$1,319,706
Former General Manager, Trump Taj Mahal	2009	$453,535	$—	$—	$25,655	$479,190
James A. Rigot (10)	2010	$409,926	$—	$—	$911,928	$1,321,854
Former General Manager, Trump Plaza	2009	$453,535	$—	$—	$34,339	$487,874

(1)
2010 amounts represent the estimated grant date fair value of restricted stock and restricted stock units granted to Mr. Griffin and Mr. Hughes upon commencement of their employment. The restriction on the restricted stock expires in four equal increments on March 15, 2012, 2013, 2014 and 2015. Fifty percent of the restricted stock units vested immediately on November 16, 2010 and the remaining fifty percent will vest on November 16, 2011.

(2)	Amounts represent incentive bonuses earned during the year.

(3)	The table below shows the components of the amounts included in All Other Compensation for each NEO during 2010:

Name	Change in Control Severance and Benefits Continuation	Medical Expense Reimbursement Plan	Disability and Life Insurance	Relocation	Automobile Reimbursement Expenses	Total
Robert F. Griffin	$—	$—	$173	$116,490	$—	$116,663
David R. Hughes	—	—	159	—	—	159
Daniel M. McFadden	—	8,632	3,024	—	—	11,656
Mark Juliano	1,639,400	8,632	41,673	—	4,531	1,694,236
John P. Burke	588,990	8,632	14,951	—	—	612,573
Mark Sachais	—	9,132	7,319	—	—	16,451
Alan Rivin	—	8,632	12,951	—	—	21,583
Franco Pilli	—	8,632	3,942	—	—	12,574
Rosalind A. Krause	931,470	8,632	9,687	—	3,600	953,389
James A. Rigot	882,706	8,632	18,889	—	1,701	911,928
In addition, as an owner and operator of full-service hotels and casinos, we are able to provide certain perquisites to our NEOs, such as food and lodging, at little or no additional cost to the Company.
(4) Mr. Juliano served as our Chief Executive Officer from August 2007 through November 15, 2010.
(5) Mr. Burke served as our Chief Financial Officer from November 2008 through September 17, 2010.
(6) Mr. Sachais served as General Manager of Trump Marina through March 18, 2011.
(7) Mr. Rivin served as Vice President of Hotel Operations of Trump Taj Mahal through January 28, 2011.
(8) Mr. Pilli served as Senior Vice President of National Marketing through January 2, 2011.
(9) Ms. Krause served as General Manager of Trump Taj Mahal through September 13, 2010.
(10) Mr. Rigot served as General Manager of Trump Plaza through October 8, 2010.

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

Outstanding Equity Awards At Year End (1)
The following table shows outstanding equity awards to the NEOs of our Company at December 31, 2010.

Name	Stock Awards
	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Robert F. Griffin	156,250	$125,000
Chief Executive Officer

David R. Hughes	111,610	$89,288
Chief Financial Officer
_______________________________________________________

(1)
Grants of restricted stock and restricted stock units awarded to Messrs. Griffin and Hughes on November 16, 2010, are pursuant to the terms of awards approved by the Compensation Committee. The restriction on the restricted stock expires in four equal increments on March 15, 2012, 2013, 2014 and 2015. Fifty percent of the restricted stock units vested immediately on November 16, 2010 and the remaining fifty percent will vest on November 16, 2011. Such restrictions will expire immediately upon a change of control of the Company.

As of December 31, 2010, Messrs. Griffin and Hughes are our only executive officers who held equity awards. Certain of our former executive officers had previously received equity awards prior to our filing for bankruptcy protection in February 2009. However, all such prior equity awards were extinguished on July 16, 2010 upon our emergence from Chapter 11.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
We have employment and severance agreements with each of Messrs. Griffin, Hughes and McFadden that require us to make payments and provide various benefits to the executives in the event of a NEO’s termination, including following a change of control. For the summary of the termination and change of control provisions of the Employment Agreements of Messrs. Griffin and Hughes, see “Employment Agreements - Reorganized Company” above.
The estimated value of the payments and benefits due to the NEOs pursuant to their agreements under various termination events are detailed below. Certain capitalized terms used below in this section are as defined in the respective employment and severance agreements.
Robert F. Griffin. The following is a summary of the payments that would have been due to Mr. Griffin upon termination, including following a Change of Control, assuming such termination was effective December 31, 2010:

As of December 31, 2010	Death or Disability	Voluntary Termination and Retirement	For Cause/Without Good Reason By NEO	Not for Cause by Company/Good Reason By NEO	Termination Following a Change of Control
Robert F. Griffin
Chief Executive Officer
Cash Severance—Base Salary	$—	$—	$—	$807,500	$1,615,000
Restricted Stock Awards (a)	—	—	—	50,000	150,000
Accrued Vacation Pay (b)	62,115	62,115	62,115	62,115	62,115
Benefits Continuation	24,400	24,400	—	24,400	24,400
____________________________________________________

(a)
Upon termination following a Change of Control, all outstanding restricted stock awards become fully vested. Upon termination not for cause by the Company/good reason by NEO, all outstanding restricted stock units become fully vested and any other equity or equity-based awards that are not vested as of the termination date but would become vested within six months of the termination date shall continue to vest during such six-month period and all other equity awards that are not vested on the termination date shall automatically be terminated and forfeited.

(b)	Amounts represent earned and unpaid vacation at December 31, 2010.

On March 30, 2011, the Employment Agreement for Mr. Griffin was amended to provide that, in the event a “Change of Control” (as defined in the Employment Agreement) were to occur, Mr. Griffin would be entitled (in addition to any amounts that may be payable to them in the event the employment of Mr. Griffin is terminated by the Company without Cause, or Mr. Griffin resigns with Good Reason, upon or after such Change in Control) to receive from the Company a lump sum payment on the business day on which such Change in Control occurs equal to three (3) times his annual base salary (as in effect immediately prior to the Change in Control).

Other NEOs. The following is a summary of the payments that would have been due to Mr. Hughes and Mr. McFadden upon termination, assuming such termination was effective December 31, 2010:

As of December 31, 2010	Death or Disability	Voluntary Termination and Retirement	For Cause/Without Good Reason By NEO	Not for Cause by Company/Good Reason By NEO	Termination Following a Change of Control
David R. Hughes
Chief Financial Officer
Cash Severance—Base Salary	$—	$—	$—	$525,000	$1,050,000
Restricted Stock Units (a)	—	—	—	35,715	107,145
Accrued Vacation Pay (b)	40,384	40,384	40,384	40,384	40,384
Benefits Continuation	18,990	18,990	—	18,990	18,990
Daniel M. McFadden
Interim Chief Financial Officer
Cash Severance—Base Salary	—	—	—	195,000	195,000
Accrued Vacation Pay (b)	18,750	18,750	18,750	18,750	18,750
Benefits Continuation	24,400	24,400	—	24,400	24,400
________________________________

(a)
Upon termination following a Change of Control, all outstanding restricted stock awards become fully vested. Upon termination not for cause by the Company/good reason by NEO, all outstanding restricted stock units become fully vested and any other equity or equity-based awards that are not vested as of the termination date but would become vested within six months of the termination date shall continue to vest during such six-month period and all other equity awards that are not vested on the termination date shall automatically be terminated and forfeited.

(b)	Amounts represent earned and unpaid vacation at December 31, 2010.

The amounts listed in the table above are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company.
On March 30, 2011, the Employment Agreement for Mr. Hughes was amended to provide that, in the event a “Change of Control” (as defined in the Employment Agreement) were to occur, Mr. Hughes would be entitled (in addition to any amounts that may be payable to them in the event the employment of Mr. Hughes is terminated by the Company without Cause, or Mr. Mr. Hughes resigns with Good Reason, upon or after such Change in Control) to receive from the Company a lump sum payment on the business day on which such Change in Control occurs equal to three (3) times his annual base salary (as in effect immediately prior to the Change in Control).

During January 2011, the Company entered into a mutual agreement with Mr. Pilli, upon termination of his employment, whereby Mr. Pilli received a lump sum payment of $175,000 representing six months of his annual base salary, plus earned and unpaid vacation upon his resignation. In addition, during January 2011, Mr. Rivin's employment terminated, and Mr. Rivin received a lump sum payment equal to one year of his base salary, plus earned and unpaid vacation.

During March 2011, the employment agreement with Mr. Sachais was terminated in connection with the pending sale of Trump Marina. Mr. Sachais is entitled to severance in an amount equal to two times his base salary pursuant to the terms of his employment agreement in accordance with the provisions thereof that apply following a Change of Control, plus earned and unpaid vacation.
Compensation of Directors
Members of our Board who are also employees or consultants of our Reorganized Company and its affiliates receive no directors’ fees. Our current non-employee directors, all of whom joined our board of Directors on July 16, 2010, receive a quarterly retainer of $25,000 and reasonable and accountable out-of-pocket expenses incurred in connection with attending Board and committee meetings. In addition, the Chairman of each of the Audit Committee, the Corporate Governance, Regulatory and Nominating Committee and the Compensation Committee receives an additional $5,000 per quarter.

2010 Director Compensation (Reorganized Company)

Name	Fees Earned or Paid in Cash (1)	Total
Robert F. Griffin	$—	$—
Mark Juliano (2)	—	—
Eugene Davis (3)	90,000	90,000
Jeffrey Gilbert (4)	90,000	90,000
Marc Lasry	75,000	75,000
David Licht	75,000	75,000
Stephen McCall (5)	90,000	90,000
Robert Symington	75,000	75,000
____________________________________________________

(1)	Fees earned or paid in cash represent the quarterly retainer of $25,000 to directors plus committee chairmen fees paid to independent directors, both of which are paid in advance.

(2)	Mr. Juliano's employment with the Company was terminated on November 15, 2010, at which time he resigned from the Board.

(3)	Mr. Davis serves on and is the Chairman of the Audit Committee. Mr. Davis also serves on the Compensation Committee and the Corporate Governance, Regulatory and Nominating Committee.

(4)	Mr. Gilbert serves on and is the Chairman of the Corporate Governance, Regulatory and Nominating Committee. Mr. Gilbert also serves on the Audit Committee and the Compensation Committee.

(5)	Mr. McCall serves on and is the Chairman of the Compensation Committee. Mr. McCall also serves on the Audit Committee and the Corporate Governance, Regulatory and Nominating Committee.

During 2010, non-employee directors of our Predecessor Company received a retainer of $37,500 and reasonable and accountable out-of-pocket expenses incurred in connection with attending Board and committee meetings.

2010 Director Compensation (Predecessor Company)

Name	Fees Earned or Paid in Cash	Total
Edward H. D'Alelio	$37,500	$37,500
James J. Florio	37,500	37,500
Harry C. Hagerty	37,500	37,500
Michael A. Kramer	37,500	37,500
Don M. Thomas	37,500	37,500

In connection with the consummation of our Plan of Reorganization, effective as of July 16, 2010, Mr. D’Alelio, Mr. Florio, Mr. Hagerty, Mr. Kramer and Mr. Thomas were deemed to have resigned from their positions as directors of the Company. Mr. D’Alelio was a member of the Compensation Committee. Mr. Florio was a member of the Corporate Governance and Nominating Committee. Mr. Hagerty was a member of the Audit Committee and the Compensation Committee. Mr. Kramer was a member of the Audit Committee. Mr. Thomas was a member of the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information regarding the beneficial ownership of TER Common Stock as of the close of business on March 30, 2011 by (i) each currently employed executive officer named in the Summary Compensation Table under “Executive Compensation,” (ii) each director, (iii)  each person deemed to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and (iv) all of our currently employed executive officers and directors as a group. In the case of persons other than our executive officers and directors, such information is based solely upon a review of the latest Schedules 13D or 13G, as may be amended, or Section 16 reports which have been filed by such persons with the SEC. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares listed as owned by such person. Unless otherwise noted, the address for each reporting person below is c/o Trump Entertainment Resorts, Inc., 1000 Boardwalk at Virginia Avenue, Atlantic City, New Jersey 08401.

Name of Beneficial Owner	Common Stock			Preferred Stock
	Number of Shares		Percent of Class (1)	Number of Shares	Percent of Class
Robert F. Griffin (Chief Executive Officer and Director)	31,250	(2)	*	—	—
David R. Hughes (Chief Financial Officer)	22,322	(2)	*	—	—
Daniel M. McFadden (Interim Chief Financial Officer)	—		—	—	—
Eugene Davis (Director)	—		—	—	—
Jeffrey Gilbert (Director)	—		—	—	—
Marc Lasry (3) (Director)	—		—	—	—
David Licht (12) (Director)	—		—	—	—
Stephen McCall (Director)	—		—	—	—
Robert Symington (13) (Director)	—		—	—	—
Avenue NJ Entertainment, LLC	2,329,633	(3)	21.7%	—	—
Brigade Capital Management, LLC	794,519	(4)	7.4%	—	—
Contrarian Capital Management, L.L.C.	1,449,783	(5)	13.5%	—	—
Donald J. Trump	1,071,428	(6)	9.5%	—	—
GoldenTree Asset Management, LP	800,475	(7)	7.5%	—	—
Interstate 15 Holdings, L.P.	1,019,851	(8)	9.5%	—	—
Kings Road Holdings XIV Ltd.	1,540,293	(9)	14.4%	—	—
Manulife Asset Management (U.S.) LLC	775,439	(10)	7.2%	—	—
Northeast Investors Trust	910,628	(11)	8.5%	—	—
All Executive Officers and Directors As a Group (9 persons)	53,572	(14)	*	—	—
____________________________________________________
*    Represents less than 1%.

(1)
Based on 10,714,286 shares of Common Stock, issued and outstanding as of the close of business on March 30, 2011. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person. Shares shown in the table include shares held in the beneficial owner’s name or jointly with others, or in the name of a bank, nominee or trustee for the beneficial owner’s account.

(2)
Represents vested restricted stock units. Each vested restricted stock unit represents an unfunded and unsecured promise of the Company to deliver on November 16, 2012, subject to the terms of the respective award agreement, at the Company's option, either one share of common stock or cash equal to the then-current fair market value of one share of common stock of the Company.

(3)
Based upon a Schedule 13D filed with the SEC on July 27, 2010 by Avenue NJ Entertainment, LLC (“Avenue NJ”). Address of principal executive office listed as 535 Madison Avenue, New York, NY 10022. Avenue NJ is the economic beneficiary of a New Jersey grantor trust effective July 14, 2010 (the “Trust”) and has voting and dispositive power over the shares of our common stock held by the Trust, subject to the terms of the Trust Agreement and the regulatory authority of the CCC and the Division of Gaming Enforcement of the Office of the Attorney General of the State of New Jersey. The Trust was created to hold our common stock on behalf of Avenue NJ, Avenue NJ Entertainment Holdings, LLC (“Avenue NJ Holdings”), Marc Lasry and Sonia Gardner in accordance with the regulatory requirements of the New Jersey Casino Control Act. Avenue NJ has two classes of membership interests, Class A Voting Interests (the “Class A Interests”) and Class B Non-Voting Interests (the “Class B Interests”). The Class A Interests are held by Avenue NJ Holdings. The Class B Interests are held by Avenue Investments, L.P., Avenue International Master, L.P., Avenue CDP Global Opportunities Fund, L.P., Avenue Special Situations Fund IV, L.P. and Avenue Special Situations Fund V, L.P. (collectively, the “Funds”). Avenue Capital Management II, L.P. serves as the investment advisor to the Funds. Mr. Lasry, one of our directors, serves as the principal control person (directly or indirectly) of Avenue Capital Management II, L.P. Avenue NJ Holdings has one class of membership interests, all of which are held by Ms. Gardner and Mr. Lasry.

(4)
Based upon a Schedule 13G filed with the SEC on July 23, 2010, Brigade Capital Management, LLC, Brigade Leveraged Capital Structures Fund Ltd. and Donald E. Morgan, III beneficially own 794,519 shares of our common stock. Address of principal executive office listed as 399 Park Avenue, New York, NY 10022.

(5)
Based upon a Schedule 13G/A filed with the SEC on July 26, 2010, Contrarian Capital Management, L.L.C., address of principal executive office listed as 411 West Putnam Avenue, Greenwich, CT 06830, beneficially owns 1,449,783 shares, or 13.53%, of our common stock, with sole power to vote or to direct the vote of 473,958 shares, solely in its capacity as investment adviser to certain funds, including Contrarian Capital Fund I, L.P. which owns 975,825 shares, or 9.11%, of our common stock, with sole power to vote or to direct the vote of zero shares.

(6)
Based upon a Schedule 13D/A filed with the SEC on July 22, 2010 by Mr. Trump. Address of principal executive office listed as 725 Fifth Avenue, New York, NY 10022. The number of shares beneficially owned consists of (i) 535,714 shares of our common stock held directly by Mr. Trump and (ii) 535,714 shares of our common stock issuable upon exercise of the DJT Warrant.

(7)	Based upon a Schedule 13G filed with the SEC on February 14, 2011. Address of principal executive office listed as 300 Park Avenue, 21st Floor, New York, NY 10022.

(8)
Based upon a Schedule 13G filed with the SEC on February 14, 2011. Address of principal executive office listed as c/o Oaktree Capital Group Holdings GP, LLC, 333 South Grand Avenue, 28th Floor, Los Angeles, California 90071.

(9)
Based upon a Schedule 13G filed with the SEC on March 10, 2011, 1,540,293 shares of our common stock are directly held by Kings Road Holdings XIV Ltd. (“KRH”). Address of principal executive office listed as 4 Sloane Terrace, London SW1X 9DQ, United Kingdom. KRH is a wholly-owned subsidiary of Polygon Recovery Fund L.P. ("PRF"), the general partner of which is Polygon Recovery Fund GP ("PRFGP"). PRFGP, Polygon Management L.P. (the “Manager”), Polygon Equities Partners LLP (the “UK Investment Manager”), Polygon Global Partners LP (the “US Investment Manager”), and Polygon Management Ltd. (the “General Partner”) have voting and dispository control over securities owned by KRH and PRF. Messrs. Reade E. Griffith and Patrick G. G. Dear control the General Partner, the US Investment Manager, the UK Investment Manager, the Manager and PRFGP.

(10)	Based upon a Schedule 13G filed with the SEC on February 11, 2011. Address of principal executive office listed as 101 Huntington Avenue, Boston, MA 02199.

(11)	Based upon a Schedule 13G filed with the SEC on February 14, 2011. Address of principal executive office listed as 100 High Street, Suite 100, Boston, MA 02110.

(12)	Mr. Licht is a Senior Vice President of the Avenue U.S. Funds.

(13)	Mr. Symington is a Senior Portfolio Manager at Avenue.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Described below are transactions, or series of similar transactions, since the beginning of our 2009 fiscal year, or any currently proposed transaction or similar transactions, to which we (or any of our subsidiaries) were or are to be a party, in which the amount exceeds $120,000 and in which any of our directors, executive officers, security holders who beneficially own more than 5% of our voting securities, and any member of the immediate family of any of the foregoing persons, had, or will have, a direct or indirect material interest.
Agreements with Donald J. Trump
Services Agreement. On July 16, 2010 (the "Consummation Date"), upon consummation of the Supplemental Modified Sixth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code Proposed by the Debtors and the Ad Hoc Committee of Holders of 8.5% Senior Secured Notes Due 2015 (the "Plan of Reorganization"), the Company and TER Holdings entered into an amended and restated services agreement (the "Services Agreement") with Donald J. Trump ("Mr. Trump") and Ivanka Trump ("Ms. Trump" and, together with Mr. Trump, the "Trump Parties"), which amends, restates and supersedes the previous services agreement entered into among the Company, TER Holdings and Mr. Trump in 2005. The Services Agreement will remain in effect from the Consummation Date until either the Trademark License Agreement (as defined below) is terminated or upon termination pursuant to the terms of the Services Agreement.
No payments were made to Mr. Trump under the previous services agreement during the years ended December 31, 2010 and 2009.
Trademark License Agreement. On the Consummation Date, TER Holdings, the Company and certain of its subsidiaries (collectively, the "Licensee Entities") entered into a Second Amended and Restated Trademark License Agreement with the Trump Parties (the "Trademark License Agreement"), which amends, restates and supersedes the previous trademark license agreement among the Company, TER Holdings and Mr. Trump and provides that the Trump Parties grant the Licensee Entities a royalty-free license to use certain trademarks, service marks, names, domain names and related intellectual property associated with the name "Trump" and the Trump Parties in connection with TER Holdings' casino and gaming activities relating to the Company's three existing casino properties in Atlantic City, New Jersey, subject to certain terms and conditions. The Trademark License Agreement shall be in effect from the Consummation Date until terminated pursuant to the terms of the Trademark License Agreement.
Use of Trump’s Facilities and Other Transactions. In the normal course of business, we engage in various transactions with other entities owned by Mr. Trump. We engaged in the following transactions: $47,000 and $79,000 for leasing certain office space in Trump Tower in Manhattan during the years ended December 31, 2010 and 2009, respectively, $3,000 and $77,000 for the periodic use of Mr. Trump’s airplane and golf-courses to entertain high-end customers during the years ended December 31, 2010 and 2009, respectively, and $33,000 in helicopter lease payments during the year ended December 31, 2010. Additionally, in the ordinary course of business during the years ended December 31, 2010 and 2009, we purchased from third party vendors $405,000 and $500,000, respectively, of Trump labeled merchandise, including $271,000 and $277,000, respectively, for Trump Ice bottled water served to our customers. While we do not directly pay royalties on such merchandise to Mr. Trump, he may be entitled to royalties from these third party vendors.

Other Relationships
Mrs. Loretta I. Pickus was employed by TER Holdings as a Vice President of Legal Affairs pursuant to an employment agreement, dated as of January 1, 2007. Mrs. Pickus is the wife of Robert M. Pickus, our former Chief Administrative Officer and General Counsel. Until her termination during September 2010, Mrs. Pickus was paid an annual base salary of $191,000 and received insurance coverage and certain other employee benefits that are also provided to similarly situated executives of the TER Holdings. The Company entered into an agreement with Mrs. Pickus which commenced on October 1, 2010 whereby Mrs. Pickus provides various consulting services to the Company. The Company paid $19,453 to Mrs. Pickus during 2010 under the terms of the consulting agreement.
From time to time, certain relatives of our officers hold part-time or seasonal positions at one or more of our properties.

Item 14.    Principal Accountant Fees and Services
The following table shows the fees paid or accrued by us for audit and other services provided by Ernst & Young LLP during 2009 and 2010:

	Year Ended December 31,
	2009	2010
Audit Fees (1)	$1,368,000	$1,071,000
Audit-Related Fees (2)	54,000	26,000
Tax Fees (3)	1,484,000	658,000
All Other Fees	—	—
	$2,906,000	$1,755,000
__________________________________________

(1)
Consists of professional services rendered in connection with the audit of our financial statements and quarterly reviews for the most recent fiscal year and the issuance of consents for filings with the SEC.

(2)	Includes services rendered in connection with the audit of our employee benefit plan and in 2009, certain agreed upon procedures performed relating to the construction of the Chairman Tower.

(3)	Includes $1,156,000 and $301,000 of tax consulting services for the years ended December 31, 2009 and 2010, respectively.
Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by Independent Auditors
The Audit Committee pre-approves all audit and non-prohibited, non-audit services provided by the independent auditors.

These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors. Under the policy, pre-approval is generally provided for up to one (1) year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. For each proposed service, the Audit Committee has received detailed information sufficient to enable the Audit Committee to pre-approve and evaluate such service and has pre-approved all such services. The Audit Committee may delegate pre-approval authority to one or more of its members. Any pre-approval decisions made under delegated authority must be communicated to the Audit Committee at or before the next scheduled meeting. There were no waivers by the Audit Committee of the pre-approval requirement for permissible non-audit services in 2010.

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
Filed as Exhibit 2.1 to our Quarterly Report on Form 10-Q filed on May 12, 2010.

3.1	Amended and Restated Certificate of Incorporation of Trump Entertainment Resorts, Inc.	Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on July 20, 2010

3.2	Amended and Restated Bylaws of Trump Entertainment Resorts, Inc.	Filed as Exhibit 3.2 to our Current Report on Form 8-K filed on July 20, 2010

10.1	†Form of Indemnity Agreement by and among Trump Entertainment Resorts, Inc., Trump Plaza Associates, LLC, Trump Taj Mahal Associates, LLC, Trump Marina Associates, LLC and each of the directors of Trump Entertainment Resorts, Inc.	—

10.2	*Employment Agreement, dated September 22, 2006, of John P. Burke	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 22, 2006

10.3	*Employment Agreement, dated September 22, 2006, of Joseph A. Fusco	Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on September 22, 2006

10.4	*Employment Agreement, dated September 22, 2006, of Craig D. Keyser	Filed as Exhibit 10.5 to our Current Report on Form 8-K filed on September 22, 2006

10.5	*Employment Agreement, dated September 22, 2006, of Robert M. Pickus	Filed as Exhibit 10.7 to our Current Report on Form 8-K filed on September 22, 2006

10.6	*Employment Agreement, dated September 22, 2006, of Richard M. Santoro	Filed as Exhibit 10.8 to our Current Report on Form 8-K filed on September 22, 2006

10.7	*Employment Agreement, dated September 7, 2006, of Eric Hausler	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 7, 2006

10.8	*Employment Agreement, dated September 14, 2005, of Rosalind Krause	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 23, 2005

INDEX TO EXHIBITS
Exhibit No.	Description of Exhibit	Incorporated by Reference
10.9	*Employment Agreement, dated September 12, 2005, of James Rigot	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 23, 2005

10.10	*Employment Agreement, dated July 19, 2005, of Mark Juliano	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2005

10.11	*Employment Agreement, dated as of September 27, 2010, of Robert F. Griffin	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 27, 2010

10.12	*†Amendment Number One to Employment Agreement, dated as of March 30, 2011, of Robert F. Griffin	—

10.13	*Employment Agreement, dated as of October 14, 2010, of David R. Hughes	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 19, 2010

10.14	*†Amendment Number One to Employment Agreement, dated as of March 30, 2011, of David R. Hughes	—

10.15
Amended and Restated Credit Agreement, dated as of July 16, 2010, by and among Trump Entertainment Resorts Holdings, L.P., Trump Entertainment Resorts, Inc., certain subsidiaries and affiliates from time to time party thereto, as guarantors, Beal Bank, SSB, as collateral agent and administrative agent, and the initial lenders named therein
Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2010

10.16	First Amendment, dated as of July 23, 2010, to Amended and Restated Credit Agreement, dated as of July 16, 2010	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 29, 2010

10.17	Second Amendment, dated as of August 16, 2010, to Amended and Restated Credit Agreement dated as of July 16, 2010	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 19, 2010

10.18	Third Amendment, dated as of October 6, 2010, to Amended and Restated Credit Agreement, dated as of July 16, 2010	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 13, 2010

10.19	Registration Rights Agreement, dated as of July 16, 2010, by and among Trump Entertainment Resorts, Inc. and the backstop parties party thereto	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on July 20, 2010

10.20	†Amendment to Registration Rights Agreement, dated as of March 30, 2011, by and among Trump Entertainment Resorts, Inc. and the backstop parties party thereto.	—

10.21	Amended and Restated Services Agreement, dated as of July 16, 2010, by and among Donald J. Trump, Ivanka Trump, Trump Entertainment Resorts, Inc. and Trump Entertainment Resorts Holdings, L.P.	Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on July 20, 2010

10.22
Second Amended and Restated Trademark License Agreement, dated as of July 16, 2010, by and among Donald J. Trump, Ivanka Trump, Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P., Trump Taj Mahal Associates, LLC, Trump Plaza Associates, LLC, and Trump Marina Associates, LLC
Filed as Exhibit 10.4 to our Current Report on Form 8-K filed on July 20, 2010

10.23	Warrant, dated as of July 16, 2010, issued to Donald J. Trump	Filed as Exhibit 10.5 to our Current Report on Form 8-K filed on July 20, 2010

INDEX TO EXHIBITS
Exhibit No.	Description of Exhibit	Incorporated by Reference
10.24
Global Settlement Agreement, dated as of September 21, 2010, by and among Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P., TERH LP Inc., Trump Entertainment Resorts Development Company, LLC, Trump Entertainment Resorts Funding, Inc., Trump Taj Mahal Associates, LLC, Trump Plaza Associates, LLC, Trump Marina Associates, LLC, Beal Bank, SSB, Icahn Partners LP, Icahn Partners Master Fund L.P., Icahn Partners Master Fund II LP, and Icahn Partners Master Fund III LP (with exhibits)
Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 24, 2010

10.25
Asset Purchase Agreement, dated as of February 11, 2011, by and among Trump Marina Associates, LLC, Landry's A/C Gaming, Inc., and, with respect to certain sections thereof, Landry's Restaurants, Inc. and Trump Entertainment Resorts, Inc.
Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 17, 2011

21.1	† List of Subsidiaries of Trump Entertainment Resorts, Inc.	—

24	†Powers of Attorney of directors	—

31.1	†Certification by the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	—

31.2	†Certification by the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	—

32.1	†Certification of the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—

32.2	†Certification of the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—

99.1	†Description of Certain Governmental and Gaming Regulations	—
 _______________________________________________________
*    Management contract or compensatory plan or arrangement.
†    Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, each of the Registrants has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2011.

TRUMP ENTERTAINMENT RESORTS, INC.

By:	/s/ ROBERT F. GRIFFIN
Name:	Robert F. Griffin
Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the date indicated.

Signature	Title	Date

/s/ ROBERT F. GRIFFIN	Director and Chief Executive Officer (Principal Executive Officer)	March 31, 2011
Robert F. Griffin

/s/ DAVID R. HUGHES	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	March 31, 2011
David R. Hughes

*	Director	March 31, 2011
Eugene Davis

*	Director	March 31, 2011
Jeffrey Gilbert

*	Director	March 31, 2011
Marc Lasry

*	Director	March 31, 2011
David Licht

*	Director	March 31, 2011
Stephen McCall

*	Director	March 31, 2011
Robert Symington

 _______________________________________
*    David R. Hughes, by signing his name hereto, does sign this document on behalf of the above-named individuals, pursuant to the powers of attorney duly executed by such individuals, which have been filed as an exhibit to this Report.

/s/ DAVID R. HUGHES
David R. Hughes Attorney-in-Fact