Form 10-Q
period 2011-03-31
TRUMP ENTERTAINMENT RESORTS, INC.
filed 2011-05-12
CIK 943320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011

or

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of May 12, 2011, there were 10,714,286 shares of common stock of Trump Entertainment Resorts, Inc. outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRUMP ENTERTAINMENT RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share and per share data)

	March 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$57,489	$76,567
Accounts receivable, net	21,299	22,203
Accounts receivable, other	3,810	3,891
Property taxes receivable	5,222	3,983
Inventories	2,609	3,071
Deferred income taxes	556	556
Prepaid expenses and other current assets	9,536	13,621
Assets held for sale	39,607	44,249
Total current assets	140,128	168,141

Net property and equipment	426,148	429,571

Other assets
Restricted cash	22,301	29,375
Intangible assets	8,700	8,700
Property taxes receivable	4,563	9,244
Casino Reinvestment Development Authority investments, net	39,651	38,647
Other assets	20,190	21,332
Total other assets	95,405	107,298
Total assets	$661,681	$705,010

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$4,157	$4,119
Accounts payable	30,123	40,862
Accrued payroll and related expenses	20,585	21,785
Income taxes payable	8,348	8,348
Accrued interest payable	14,394	13,690
Self-insurance reserves	16,305	16,369
Other current liabilities	24,057	29,785
Liabilities related to assets held for sale	4,012	3,934
Total current liabilities	121,981	138,892

Long-term debt, net of current maturities	336,320	347,368
Deferred income taxes	556	556
Other long-term liabilities	19,157	19,384

Stockholders' equity:
Preferred stock:
$.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock:
$.001 par value; 20,000,000 shares authorized, 10,714,286 shares issued and outstanding	11	11
Additional paid-in capital	225,075	225,047
Accumulated deficit	(41,419)	(26,248)
Total stockholders' equity	183,667	198,810
Total liabilities and stockholders' equity	$661,681	$705,010
See accompanying notes to consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except share and per share data)

	Reorganized Company	Predecessor Company
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010
Revenues:
Gaming	$116,796	$136,561
Rooms	15,429	16,477
Food and beverage	14,439	16,290
Other	6,551	6,459
	153,215	175,787
Less promotional allowances	(39,490)	(39,756)
Net revenues	113,725	136,031
Costs and expenses:
Gaming	55,736	70,992
Rooms	3,577	3,483
Food and beverage	7,722	8,704
General and administrative	41,842	46,606
Corporate and other	2,545	3,796
Corporate—related party	98	519
Depreciation and amortization	8,239	10,839
	119,759	144,939
Loss from operations	(6,034)	(8,908)

Loss on reorganization related items	—	(7,831)

Non-operating income (expense):
Interest income	471	248
Interest expense	(11,297)	(10,911)
Income related to deed amendment	5,465	—
	(5,361)	(10,663)
Loss before income taxes and discontinued operations	(11,395)	(27,402)
Income tax benefit	—	—
Loss from continuing operations	(11,395)	(27,402)
Loss from discontinued operations:
Trump Marina	(3,776)	(4,566)
Loss from discontinued operations	(3,776)	(4,566)
Net loss	$(15,171)	(31,968)
Less: Net loss attributable to the noncontrolling interest		(7,513)
Net loss attributable to Trump Entertainment Resorts, Inc.		$(24,455)
Net loss per share attributable to Trump Entertainment Resorts, Inc. common shareholders—basic and diluted:
Continuing operations	$(1.06)	$(0.67)
Discontinued operations	(0.35)	(0.11)
Net loss per share	$(1.41)	$(0.78)

Weighted average shares outstanding—basic and diluted	10,767,858	31,270,345

See accompanying notes to consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share data)

	Shares	Common Stock	Shares	Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Total Equity

Balance, December 31, 2010	10,714,286	$11	—	$—	$225,047	$(26,248)	$198,810
Stock-based compensation expense	—	—	—	—	28	—	28
Net loss	—	—	—	—	—	(15,171)	(15,171)
Balance, March 31, 2011	10,714,286	$11	—	$—	$225,075	$(41,419)	$183,667

See accompanying notes to consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Reorganized Company	Predecessor Company
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,171)	$(31,968)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	8,239	10,839
Provisions for losses on receivables	1,073	2,355
Valuation allowance—CRDA investments	377	551
Accretion of interest income related to property tax settlement	(120)	(159)
Stock-based compensation expense	28	62
Gain on sale of assets	(57)	—
Changes in operating assets and liabilities:
Increase in receivables	(1,415)	(311)
Decrease in inventories	462	249
Decrease in property taxes receivable	3,214	3,074
Decrease in other current assets	3,050	3,852
Increase in restricted cash	(5,465)	—
Decrease in other assets	1,499	591
(Decrease) increase in accounts payable and other current liabilities	(15,442)	6,815
Increase in accrued interest payable	533	403
Decrease in other long-term liabilities	(227)	(197)
Net cash flows used in continuing operating activities	(19,422)	(3,844)
Net cash flows provided by discontinued operating activities	1,633	3,447
Net cash flows used in operating activities	(17,789)	(397)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(5,155)	(1,160)
Purchases of CRDA investments	(1,540)	(1,810)
Decrease in restricted cash	2,539	—
Net cash flows used in continuing investing activities	(4,156)	(2,970)
Net cash flows used in discontinued investing activities	(513)	(746)
Net cash flows used in investing activities	(4,669)	(3,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loans	(10,867)	(1,230)
Decrease in restricted cash	10,000	—
Repayment of other long-term debt	(143)	(159)
Net cash flows used in continuing financing activities	(1,010)	(1,389)
Net decrease in cash and cash equivalents	(23,468)	(5,502)
Cash and cash equivalents at beginning of period, including cash reflected in assets held for sale	85,585	66,084
Cash and cash equivalents at end of period, including cash reflected in assets held for sale	$62,117	$60,582

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	10,593	$10,392

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except share and per share data)

(1) General
Organization
The accompanying consolidated financial statements include those of Trump Entertainment Resorts, Inc. (“TER”), a Delaware corporation, and its subsidiaries. Except where otherwise noted, the words “we,” “us,” “our” and similar terms, as well as “Company,” refer to TER and all of its subsidiaries. Through our subsidiary, Trump Entertainment Resorts Holdings, L.P. (“TER Holdings”) and its wholly-owned subsidiaries, we own and operate the Trump Taj Mahal Casino Resort (“Trump Taj Mahal”), Trump Plaza Hotel and Casino (“Trump Plaza”) and Trump Marina Hotel Casino (“Trump Marina”), each in Atlantic City, New Jersey.
As further disclosed in Note 3, on February 11, 2011, TER and its subsidiary, Trump Marina Associates, LLC, entered into an Asset Purchase Agreement dated as of February 11, 2011 (the “Asset Purchase Agreement”) with Landry's A/C Gaming, Inc. (“Landry's A/C”) and its affiliate Landry's Restaurants, Inc. (“Landry's”). Landry's A/C subsequently assigned its rights under the Asset Purchase Agreement to a newly formed affiliate, Golden Nugget Atlantic City, LLC (“Golden Nugget AC”). Pursuant to the Asset Purchase Agreement, at the closing, Golden Nugget AC will acquire substantially all of the assets of, and will assume certain liabilities related to, the business conducted at Trump Marina. The closing of the transaction is subject to the satisfaction of certain conditions, including receipt of approvals from New Jersey regulatory authorities and other customary closing conditions. Subject to satisfaction of these conditions, the closing of the sale is currently anticipated to occur during the second quarter of 2011. However, there can be no assurance as to when, or if, the transaction for the sale of Trump Marina will close. In the event the closing does not occur, our recourse may be limited to the $5,000 placed in escrow by Landry's A/C.
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

(2) Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial reporting. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report, which are available on the SEC’s website at www.sec.gov or our website at www.trumpcasinos.com.
In preparing the accompanying unaudited consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after March 31, 2011.
The consolidated financial statements include our accounts and those of our controlled subsidiaries and partnerships. We

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(dollars in thousands, except share and per share data)

have eliminated all intercompany transactions. We view each of our casino properties as operating segments and all such operating segments have been aggregated into one reporting segment.
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

Reorganization related expense for the three months ended March 31, 2010 includes professional fees and other expenses incurred which were directly associated with the bankruptcy process.
The Company was required to accrue interest expense during the Chapter 11 Case only to the extent that it was probable that such interest would be paid pursuant to the proceedings. During 2010, the Company did not record contractual interest expense on its Senior Secured Notes due 2015 (the "Senior Notes"). The Company recorded interest expense under the contractual terms of its $493,250 pre-petition first lien credit facility (as amended, the "2007 Credit Agreement") during the three months ended March 31, 2010. Total consolidated interest expense would have been $41,252 during the three months ended March 31, 2010 had the Company recorded interest expense under the terms of its contractual agreements.

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
Recently Issued Accounting Pronouncements
In April 2010, the FASB issued guidance on accruing for jackpot liabilities. The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base jackpots and the incremental portion of progressive jackpots. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. This guidance should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. The adoption of this guidance on January 1, 2011 had no impact on our consolidated financial statements.
During March 2011, certain amendments to the New Jersey Casino Control Act (the "Act") became effective which, among other things, allowed a casino licensee to terminate a progressive slot machine jackpot or in-house linked progressive slot machine jackpot by providing a minimum of thirty days notice to patrons provided that such game is permanently removed from all of its casino floors. In connection with this amendment, we recognized $2,044 of income representing the reversal of progressive slot machine jackpot accruals in accordance with the guidance issued by the FASB. Such amount is included in Gaming revenues during the three months ended March 31, 2011.

During April 2011, certain amendments to the Act became effective which, among other things, allowed a casino licensee to terminate table game progressive payout wagers by providing a minimum of thirty days notice to patrons provided that such game is permanently removed from all of its casino floors. In connection with this amendment, we recognized $334 of income during April 2011 representing the reversal of accruals related to table game progressive payout wagers.
Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(dollars in thousands, except share and per share data)

(3) Trump Marina Assets Held for Sale and Discontinued Operations

On February 11, 2011, TER and its subsidiary, Trump Marina Associates, LLC, entered into the Asset Purchase Agreement with Landry's A/C and Landry's, providing for the sale of the Trump Marina (the “Property”) to Landry's A/C. Landry's A/C subsequently assigned its rights under the Asset Purchase Agreement to its newly formed affiliate, Golden Nugget AC. A copy of the Asset Purchase Agreement was attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 17, 2011. The following summary is qualified in its entirety by reference to the Asset Purchase Agreement.

Pursuant to the Asset Purchase Agreement, at the closing, Golden Nugget AC will acquire substantially all of the assets of, and will assume certain liabilities related to, the business conducted at the Property. The aggregate purchase price payable for the Property by Golden Nugget AC is $38,000, subject to a working capital adjustment at closing as provided in the Asset Purchase Agreement. Certain obligations of Golden Nugget AC are guaranteed by Landry's. The closing of the transaction is subject to the satisfaction of certain conditions, including receipt of approvals from New Jersey regulatory authorities and other customary closing conditions. Upon execution of the Asset Purchase Agreement, Landry's A/C placed into escrow a $5,000 deposit toward the purchase price. The Asset Purchase Agreement provides that, subject to certain exceptions, the Company's recourse if the transaction is not consummated will be limited to the amount of this deposit. The lenders under the Amended and Restated Credit Agreement did not exercise their right of first refusal with respect to the future sale of the Trump Marina. Subsequent to satisfaction of the applicable closing conditions, the Company currently expects the transaction to be consummated during the second quarter of 2011, but there can be no assurance as to when, or if, the transaction for the sale of Trump Marina will be consummated. The Company does not expect to recognize a significant gain or loss in connection with the closing of the transaction.

As a result of the execution of the Asset Purchase Agreement, the operations of Trump Marina have been presented as discontinued operations in the accompanying consolidated financial statements.
The following table provides a summary of Trump Marina's discontinued operations presented in our consolidated statements of operations for all periods presented:

	Reorganized Company	Predecessor Company
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010
Gaming revenues	$29,755	$34,225
Net revenues	27,799	32,406
Depreciation and amortization	367	697
Loss from discontinued operations	(3,776)	(4,566)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(dollars in thousands, except share and per share data)

Assets held for sale and liabilities related to assets held for sale pertaining to Trump Marina at March 31, 2011 and December 31, 2010 were as follows:

	March 31,	December 31,
	2011	2010
Assets held for sale:
Cash	$4,628	$9,018
Property and equipment, net	34,236	34,417
Other assets	743	814
Total assets held for sale	$39,607	44,249

Liabilities related to assets held for sale:
Accrued expenses	$2,553	$2,553
Deposits and other	1,459	1,381
Total liabilities related to assets held for sale	$4,012	$3,934

In accordance with ASC Topic 360 - "Property, Plant and Equipment" ("ASC 360"), long-lived assets that are held for sale are reported at the lower of the assets' carrying amount or fair value less costs related to the assets' disposition and are no longer depreciated. Failure to close a transaction pursuant to the Asset Purchase Agreement may result in long-lived asset impairment charges.

In connection with the Asset Purchase Agreement, TER Holdings entered into a Transitional Services Agreement dated as of February 11, 2011, with Landry's A/C, which was subsequently assigned to Golden Nugget AC (the “TSA”). Under the TSA, the parties agreed to facilitate the purchaser's purchase of the Property by creating a transition and separation plan. Pursuant to the TSA, the Company will provide certain services relating to information technology for the benefit of Golden Nugget AC for a period of up to one year following consummation of the sale of the Property. The Company will be reimbursed for its costs of providing such services.

(4) Debt
As of March 31, 2011 and December 31, 2010, our debt consisted of the following:

	March 31, 2011	December 31, 2010
Senior Secured Credit Facility:
Term Loans - maturing December 31, 2015, interest and principal payments due quarterly at 12.0%	$333,901	$344,768
Other:
Capitalized lease obligations, payments due at various dates through 2028, secured by slot and other equipment, interest at 8.5% to 12.0%	6,576	6,719
Total long-term debt	340,477	351,487
Less: current maturities	(4,157)	(4,119)
Long-term debt, net of current maturities	$336,320	$347,368

Amended and Restated Credit Agreement - On the Consummation Date, TER Holdings, TER and certain subsidiaries of TER (the "Subsidiary Guarantors"), each as reorganized pursuant to the Plan of Reorganization, entered into an Amended and Restated Credit Agreement (as amended, the "Amended and Restated Credit Agreement") with Beal Bank, SSB, as collateral agent and administrative agent, and Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP, as initial lenders (collectively, "Icahn Partners").

On September 21, 2010, TER and certain of its subsidiaries (as reorganized, the “Reorganized Debtors”) entered into a Global Settlement Agreement (the “Settlement Agreement”), dated as of September 21, 2010, with Beal Bank, in its capacity as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(dollars in thousands, except share and per share data)

administrative agent and collateral agent under the 2007 Credit Agreement and under the Amended and Restated Credit Agreement and as a prior lender under the 2007 Credit Agreement, and Icahn Partners. On October 5, 2010, the Bankruptcy Court approved the Settlement Agreement. The Settlement Agreement became effective on October 6, 2010. Pursuant to the Settlement Agreement, the parties agreed to amend the Amended and Restated Credit Agreement pursuant to the Third Amendment, which became effective on the effective date of the Settlement Agreement. Under the Third Amendment, which by its terms was retroactive to the Consummation Date (July 16, 2010), the initial principal amount of the interest-bearing portion of the term loans (collectively, "Term Loans") under the Amended and Restated Credit Agreement as of the Consummation Date was increased from $334,000 to $346,500, and the approximately $22,375 non-interest portion of the initial principal amount of the term loans under the Amended and Restated Credit Agreement was eliminated in its entirety (and references to the non-interest portion of the term loans in the Amended and Restated Credit Agreement were deleted). As a result, the total principal amount outstanding under the Amended and Restated Credit Agreement decreased from approximately $356,375 to $346,500. The remaining terms of the Amended and Restated Credit Agreement remained unaltered except as otherwise required to implement the Settlement Agreement.

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

TER Holdings may elect, at its option, to prepay Term Loans outstanding under the Amended and Restated Credit Agreement, subject, during the eighteen (18) month period after the Consummation Date, to a prepayment premium of: (x) in the case of an optional prepayment made during the period from the Consummation Date to the date that is six (6) calendar months thereafter (the “Six Month Date”), 2.00% of the aggregate principal amount of the Term Loans then being prepaid and (y) in the case of an optional prepayment made during the period following the Six Month Date to the date that is twelve (12) calendar months thereafter, 1.00% of the aggregate principal amount of the Term Loans then being prepaid. To date, no optional prepayment has been made. TER Holdings may be required to make mandatory prepayments of the Term Loans in connection with asset dispositions (including a sale of Trump Marina), debt and equity issuances and extraordinary receipts. On March 31, 2011, in addition to its scheduled quarterly principal amortization payment, TER Holdings made a $10,000 mandatory prepayment of the Term Loans utilizing proceeds from certain extraordinary receipts during 2010. In addition, beginning on March 31, 2011, and on each subsequent anniversary of such date that occurs prior to the maturity date, TER Holdings is required to offer to the lenders to prepay portions of the Term Loans equal to 50% of the Free Cash Flow (as defined in the Amended and Restated Credit Agreement) for the calendar year then most recently ended. The Company did not generate any Free Cash Flow during the calendar year ended December 31, 2010.

Amounts outstanding under the Amended and Restated Credit Agreement are guaranteed by the Company and certain of its direct and indirect subsidiaries and secured by a security interest in substantially all of the assets of the Company and its direct and indirect subsidiaries.

Under the Amended and Restated Credit Agreement, the Company and its subsidiaries are subject to certain affirmative and negative covenants. The negative covenants impose restrictions with respect to, among other things, (i) incurring liens, (ii) incurring debt, (iii) mergers or consolidations, (iv) sales or other dispositions of assets, (v) investments, (vi) dividends or distributions on, or repurchases of, equity interests, (vii) prepaying or repurchasing debt and (viii) certain capital expenditures. The Amended and Restated Credit Agreement contains customary event of default and remedy provisions, including a provision stating that an event of default includes any termination or expiration of the Second Amended and Restated Trademark License Agreement entered into on the Consummation Date (the "Trademark License Agreement") or the issuance of an injunction or similar order against the Company under the Trademark License Agreement. A copy of the Trademark License Agreement was attached as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on July 20, 2010. As of March 31, 2011, the Company was in compliance with the terms of the Amended and Restated Credit Agreement.
Events of Default Under 2007 Credit Agreement and Senior Notes – As discussed in Note 1, on February 17, 2009, the Debtors filed voluntary petitions in the Bankruptcy Court seeking relief under the provisions of chapter 11 of the Bankruptcy Code. The filing of the Chapter 11 Case constituted an event of default and therefore triggered repayment obligations under the 2007 Credit Agreement and the Senior Notes. As a result, all indebtedness outstanding under the Senior Notes and the 2007 Credit Agreement (which had a cross-default provision with the Senior Notes) became automatically due and payable.
Due to the events of default under the 2007 Credit Agreement and under the Senior Notes, (i) the interest rate on any overdue principal or interest relating to the Senior Notes increased by an additional 1% per annum in excess of the 8.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
On the Consummation Date, pursuant to the Plan of Reorganization, the lenders under the 2007 Credit Agreement received, in full and final satisfaction of their claims, $125,000 in cash and new term loans as set forth in the Amended and Restated Credit Agreement, and the Senior Notes were canceled.

(5) Earnings (Loss) Per Share
The computations of basic and diluted net loss per share attributable to TER common stockholders for the periods presented are as follows:

Reorganized Company
Three Months Ended March 31, 2011
Numerator for basic and diluted loss per share:
Loss from continuing operations	$(11,395)
Loss from discontinued operations	(3,776)
Net loss	$(15,171)

Denominator for basic and diluted loss per share:
Weighted average shares outstanding	10,767,858

Basic and diluted net loss per share:
Loss from continuing operations	$(1.06)
Loss from discontinued operations	$(0.35)
Net loss	$(1.41)

  Potentially dilutive common shares excluded from the computation of diluted net loss per share for the three months ended March 31, 2011 due to anti-dilution include 267,860 shares subject to unvested restricted stock awards granted to executive officers of the Company and the warrants issued to Donald J. Trump ("Mr. Trump") on the Consummation Date pursuant to the Plan of Reorganization, to purchase up to 535,714 shares of the Company's common stock at an exercise price of $123.74 per share, subject to certain anti-dilution provisions set forth therein.

Predecessor Company
Three Months Ended March 31, 2010
Numerator for basic and diluted loss per share:
Loss from continuing operations	$(20,962)
Loss from discontinued operations	(3,493)
Net loss attributable to TER common shareholders	$(24,455)

Denominator for basic and diluted loss per share:
Weighted average shares outstanding	31,270,345

Basic and diluted net loss per share:
Loss from continuing operations	$(0.67)
Loss from discontinued operations	(0.11)
Net loss attributable to TER common shareholders	$(0.78)
On the Consummation Date, pursuant to the Plan of Reorganization, new common stock was issued by TER and all

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(dollars in thousands, except share and per share data)

previously outstanding common stock and other equity interests in TER and all limited partnership interests in TER Holdings were canceled.
Potentially dilutive common shares excluded from the Predecessor Company’s computation of diluted net loss per share due to anti-dilution included ten-year warrants previously held by Mr. Trump.

(6) Income Taxes
We did not have a tax provision during the three months ended March 31, 2011 and 2010.
At March 31, 2011, we had unrecognized tax benefits of approximately $39,685, including interest. In accordance with ASC Topic 805 – “Business Combinations” (“ASC 805”), $15,027 of unrecognized tax benefits would affect our effective tax rate for continuing operations, if recognized, and $6,130 would be recorded as a reduction to income tax expense for discontinued operations, if recognized. It is reasonably possible that certain unrecognized tax benefits related to income tax examinations totaling $8,348 could be settled during the next twelve months.
We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties as a component of income tax expense. We recognized potential interest associated with uncertain tax positions of $708 and $538 during the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011, we had $14,285 accrued for the payment of interest on uncertain tax positions. In accordance with ASC 805, to the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of interest expense.

Federal and State Income Tax Audits
Tax years 2006 through 2010 remain subject to examination by the federal tax authority. Tax years 1995 through 2010 remain subject to examination by state tax jurisdictions.
At March 31, 2011, we had accrued $989 to reflect the expected federal tax liability (including interest) for the period from January 1, 2005 through December 21, 2005, the date of the sale of our former subsidiary, Trump Indiana, Inc. to Majestic Star Casino, LLC (“Majestic Star”), resulting from agreed upon IRS audit adjustments for 1996 through 2004. Additionally, we have accrued a liability of $598 related to the impact on state income taxes (including interest) resulting from agreed upon IRS audit adjustments for 1996 through December 21, 2005. In accordance with the terms of our Stock Purchase Agreement with Majestic Star, TER Holdings has retained the liability for expected federal and state income taxes (including interest) related to Trump Indiana, Inc. for the tax years 1995 through December 21, 2005.
From 2002 through 2006, state income taxes for our New Jersey operations were computed under the alternative minimum assessment method. We have asserted our position that New Jersey partnerships were exempt from these taxes and, as such, have not remitted payments of the amounts provided. The New Jersey Division of Taxation has issued an assessment to collect the unpaid taxes for the tax years 2002 and 2003. At March 31, 2011, we have accrued $33,850 for taxes and interest relating to this alternative minimum tax assessment for 2002 and 2003, as well as the open years 2004 through 2006. We have had discussions with the New Jersey Division of Taxation regarding settlement of these assessments.
Chapter 11 Case Implications

Pursuant to the Plan of Reorganization, on the Consummation Date, the Company realized cancellation of indebtedness income, and as a result, is required to reduce certain tax attributes such as NOLs and the tax basis of its assets. Effective January 1, 2011, the Company was required to make a full reduction of its federal NOL carryforwards as a result of the realized cancellation of indebtedness income pursuant to the applicable provisions of the Internal Revenue Code. The reduction of tax attributes and the application of Section 382 of the Internal Revenue Code, as a result of the ownership change occurring on the Consummation Date, could result in increased future tax liabilities for the Company. The Company is also currently reviewing the technical merits of a potential tax reporting position as a result of the Plan of Reorganization and related transactions that may result in a substantial additional step-up in the tax basis of the Company's assets. The additional tax basis step-up in the Company's assets resulting from this tax reporting position, if any, would be subject to the application of Section 382 of the Internal Revenue Code as a result of the ownership change which occurred on the Consummation Date. Any increased deferred tax assets, if any, from this tax reporting position would be offset by a full valuation allowance for financial statement purposes.
Tax Distributions
TER Holdings’ partnership agreement, as in effect prior to the Consummation Date, required distributions to its partners

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(dollars in thousands, except share and per share data)

sufficient in amount to cover all federal, state and local income taxes incident to their ownership of TER Holdings, including special allocations of income, gains, losses, deductions and credits. TER Holdings did not make any distributions for taxes during the three months ended March 31, 2010.

On the Consummation Date, all equity interests in TER Holdings were canceled and a new partnership agreement for TER Holdings was executed between the Company, as general partner of TER Holdings, and TERH LP Inc., a newly formed wholly owned subsidiary of the Company, as limited partner of TER Holdings. TER Holdings’ new partnership agreement requires distributions to its partners sufficient in amount to cover all federal, state and local income taxes incident to their ownership of TER Holdings, including special allocations of income, gains, losses, deductions and credits. TER Holdings did not make any distributions for taxes during the three months ended March 31, 2011.

(7) Income Related to Deed Amendment

Pursuant to an Agreement (the “2011 Trump Plaza/Boardwalk Agreement”) entered into on March 14, 2011 between Trump Plaza Associates and Boardwalk Florida Enterprises, LLC (“Boardwalk”), the owner of certain real property in Atlantic City that was acquired from Trump Plaza Associates in 2005, Trump Plaza Associates and Boardwalk agreed that the deed provision restricting the development of gaming activities on such real property would be discharged and released and replaced with new contractual restrictions set forth in the 2011 Trump Plaza/Boardwalk Agreement. In connection with its execution of the 2011 Trump Plaza/Boardwalk Agreement and the related deed modification, the Company received $5,465 on March 14, 2011. Such amount is included in the statement of operations for the three months ended March 31, 2011.

(8) Insurance Proceeds

On July 16, 2010, Trump Plaza was temporarily closed due to a leak in a water main managed by the utility company that provides Trump Plaza with the necessary cold water for its air conditioning. Trump Plaza reopened the majority of its operations on July 18, 2010 after temporary cooling systems were put in place to remediate the problem. Trump Plaza became fully operational on July 22, 2010. The Company filed a business interruption claim with its insurance carrier and received insurance proceeds totaling $2,085, of which $1,522 was received during 2011. The Company recognized the $1,522 of insurance proceeds as other revenues during the three months ended March 31, 2011.

(9) Fair Value Measurements
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

The fair value measurements relating to our net property and equipment, intangible assets and Casino Reinvestment Development Authority ("CRDA") bonds and deposits were determined using inputs within Level 2 of ASC 820’s hierarchy. The amounts recorded related to property and equipment, intangible assets and CRDA bonds and deposits are classified within property and equipment, intangible assets and Casino Reinvestment Development Authority investments, net, respectively, on the consolidated balance sheets as of March 31, 2011 and December 31, 2010. CRDA assets are discussed further in Note 10.

(10) Commitments and Contingencies
Casino Reinvestment Development Authority Obligations – As required by the provisions of the Act, a casino licensee must pay an investment alternative tax of 2.5% of its gross casino revenues as defined in the Act. However, pursuant to contracts with the CRDA, Trump Taj Mahal, Trump Plaza and Trump Marina (collectively, the “Trump Entities”) each pay 1.25% of their gross casino revenues to the CRDA (the “CRDA Payment”) to fund qualified investments as defined in the Act and such CRDA Payment entitles each such casino property to an investment tax credit in an amount equal to twice the amount of the CRDA Payment against the 2.5% investment alternative tax. Qualified investments may include the purchase of bonds

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(dollars in thousands, except share and per share data)

issued by the CRDA at a below market rate of interest, direct investment in projects or donation of funds to projects as determined by the CRDA. Pursuant to the contracts with the CRDA, each of the casino properties is required to make quarterly deposits with the CRDA to satisfy its investment obligations. We recognized expense related to our continuing operations of $377 and $551 during the three months ended March 31, 2011 and 2010, respectively, to give effect to the below market interest rates associated with CRDA deposits and bonds.

NJSEA Subsidy Agreement – In August 2008, the casinos located in Atlantic City (“Casinos”) entered into a Purse Enhancement Agreement (the “2008 Subsidy Agreement”) with the New Jersey Sports & Exposition Authority (the “NJSEA”) and the CRDA in the interest of further deferring or preventing the proliferation of competitive gaming at New Jersey racing tracks through December 31, 2011. In addition to the continued prohibition of casino gaming in New Jersey outside of Atlantic City, legislation was enacted to provide for the deduction of certain promotional gaming credits from the calculation of the tax on casino gross revenue.

Under the terms of the 2008 Subsidy Agreement, the Casinos are required to make scheduled payments to the NJSEA totaling $90,000 to be used for certain authorized purposes (the “Authorized Uses”) as defined by the 2008 Subsidy Agreement. In the event any of the $90,000 is not used by the NJSEA for the Authorized Uses by January 1, 2012, the unused funds shall be returned by the NJSEA to the Casinos on a pro rata basis based upon the share each casino contributed. For each year, each casino's share of the scheduled payments will equate to a percentage representing its gross gaming revenue for the prior calendar year compared to the gross gaming revenues for that period for all Casinos. Each casino, solely and individually, shall be responsible for its respective share of the scheduled amounts due.
In the event that any casino fails to make its payment as required, the remaining Casinos shall have the right, but not the obligation, to cure a payment delinquency. We expense our share of the $90,000, estimated to be approximately $18,700 based on our actual market share of gross gaming revenue, on a straight-line basis over the term of the 2008 Subsidy Agreement. We recorded expense of $1,557 and $1,540 during the three months ended March 31, 2011 and 2010, respectively.
CAFRA Agreement – Trump Taj Mahal received a permit under the Coastal Area Facilities Review Act (“CAFRA”) that initially required Trump Taj Mahal to begin construction of certain improvements on the Steel Pier by October 1992, which improvements were to be completed within 18 months of the commencement of construction. Trump Taj Mahal initially proposed a concept to improve the Steel Pier, the estimated cost of which was $30,000. Such concept was approved by the New Jersey Department of Environmental Protection, the agency which administers CAFRA. In March 1993, Taj Associates obtained a modification of its CAFRA permit providing for an extension of the required commencement and completion dates of the improvements to the Steel Pier for one year, which has been renewed annually, based upon an interim use of the Steel Pier as an amusement park. On March 11, 2011, Trump Taj Mahal received a CAFRA Waterfront Development Permit for the construction of a new, mixed-use development on the Steel Pier, including a 228 room hotel, a 33,672 square foot casino and bar, restaurant and spa areas.The pier sublease, pursuant to which Trump Taj Mahal leases the Steel Pier to an amusement park operator, terminates on December 31, 2016. The conditions of the CAFRA permit renewal thereafter are under discussion with the New Jersey Department of Environmental Protection.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

The Reorganized Debtors are currently in the process of reviewing over one thousand claims which were filed in the Chapter 11 Case. The Bankruptcy Court, by court order, extended the Reorganized Debtors' deadline to file objections to claims through June 28, 2011 (the “Claims Objection Deadline”). A wide variety of claims, which include, but are not limited to claims asserted by personal injury claimants, vendors, state and local taxing authorities, and former employees have been filed in the Chapter 11 Case. To date the Reorganized Debtors have filed several motions and have obtained several court orders which have expunged certain claims, and have resolved certain claims through negotiation and settlement. It is the intention of the Reorganized Debtors to file additional objections to asserted claims prior to the Claims Objection Deadline.

(12) Fair Value of Financial Instruments
The carrying amounts of financial instruments included in current assets and current liabilities approximate their fair values due to their short-term nature. The carrying amounts of CRDA investments approximate their fair value as a result of allowances established to give effect to below-market interest rates.
The estimated fair values of other financial instruments are as follows:

	March 31, 2010		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Amended and Restated Credit Agreement	$333,901	$333,901	$344,768	$344,768

The carrying amount of the Amended and Restated Credit Agreement approximates its fair value. The Company’s other long-term debt was not significant at March 31, 2011 and December 31, 2010.

(13) Subsequent Event - Collective Bargaining Agreements
On May 6, 2011, Trump Taj Mahal, Trump Plaza and Trump Marina entered into a Memorandum of Agreement effective as of May 1, 2011 (the "MOA") with three of its trade unions representing approximately 175 employees. The MOA is for three years and provides for an overall reduction in their wage and benefits package.

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
For a more complete description of the risks that may affect our business, see our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

We own and operate the Trump Taj Mahal Casino Resort, Trump Plaza Hotel and Casino and the Trump Marina Hotel Casino, each in Atlantic City, New Jersey.

On February 11, 2011, we and our subsidiary, Trump Marina Associates, LLC, entered into an Asset Purchase Agreement dated as of February 11, 2011 (the “Asset Purchase Agreement”) with Landry's A/C Gaming, Inc. (“Landry's A/C”) and its affiliate Landry's Restaurants, Inc. (“Landry's”). Landry's A/C subsequently assigned its rights under the Asset Purchase Agreement to its newly formed affiliate, Golden Nugget AC. Pursuant to the Asset Purchase Agreement, at the closing, Golden Nugget AC will acquire substantially all of the assets of, and will assume certain liabilities related to, the business conducted at Trump Marina. The aggregate purchase price payable for Trump Marina by Golden Nugget AC is $38 million, subject to a working capital adjustment at closing as provided in the Asset Purchase Agreement. Certain obligations of Golden Nugget AC are guaranteed by Landry's. The closing of the transaction is subject to the satisfaction of certain conditions, including receipt of approvals from New Jersey regulatory authorities and other customary closing conditions. Subject to satisfaction of these conditions, we currently expect the transaction to be consummated during the second quarter of 2011, but there can be no assurance as to when, or if, the transaction for the sale of Trump Marina will be consummated. In the event the closing does not occur, our recourse may be limited to the $5 million deposit currently held in escrow.

In connection with the Asset Purchase Agreement, TER Holdings entered into a Transitional Services Agreement dated as of February 11, 2011, with Landry's A/C (the “TSA”). Under the TSA, the parties agreed to facilitate the purchaser's purchase of Trump Marina by creating a transition and separation plan. Pursuant to the TSA, the Company will provide certain services relating to information technology for the benefit of Golden Nugget AC for a period of up to one year following consummation of the sale of Trump Marina. The Company will be reimbursed for its costs of providing such services.

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
Basis of Presentation

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

As a result of the adoption of fresh-start reporting, the Reorganized Company's post-emergence financial statements are generally not comparable to the financial statements of the Predecessor Company prior to its emergence from bankruptcy, including the historical financial statements included in this report. Due to the adoption of fresh-start reporting, the Predecessor Company and the Reorganized Company financial statements are prepared on different bases of accounting.
Financial Condition
Liquidity and Capital Resources
General. Cash flows from the operating activities of our casino properties constitute our primary source of liquidity. Currently, our liquidity and cash flow is affected by a variety of factors, many of which are outside of our control, including the current economic conditions, the tightened credit markets, the downturn in the Atlantic City gaming market, regulatory issues, competition, and other general business conditions. We cannot assure you that we will possess sufficient income and liquidity to fund our operations and capital expenditures. There can be no assurance as to our ability to obtain sufficient financing and meet our obligations. We are currently financing our operations using our cash on hand.
We are operating in an extremely challenging business environment. Cash flows used in our continuing operating activities were $19.4 million during the three months ended March 31, 2011 compared to $3.8 million during the three months ended March 31, 2010. The increase in our cash flows used in continuing operations was principally due to a decrease in gaming revenues and an increase in cash expenditures related to professional fees and expenses associated with our reorganization. Cash flows provided by operating activities relating to discontinued operations decreased $1.8 million principally due to a decrease in gaming revenues.
Cash flows used in continuing investing activities were $4.2 million during the three months ended March 31, 2011 compared to cash flows used in continuing investing activities of $3.0 million during the three months ended March 31, 2010. Continuing investing activities during 2011 reflected capital expenditures of $5.2 million, $1.5 million related to Casino Reinvestment Development Authority (“CRDA”) investment obligations, and a $2.5 million decrease in restricted cash. Continuing investing activities during 2010 included capital expenditures of $1.2 million and $1.8 million related to CRDA investment obligations. Cash flow used in investing activities relating to our discontinued operations during 2011 and 2010 included capital expenditures and CRDA investment obligations.
Our cash flows used in continuing financing activities during the three months ended March 31, 2011 include the repayment of $10.9 million of outstanding borrowings under our Amended and Restated Credit Agreement, which includes a $10.0 million mandatory prepayment which was funded from restricted cash. During the three months ended March 31, 2010, our cash flows used in continuing financing activities included the repayment of $1.2 million of our outstanding term loan and $0.2 million of capital lease obligations.

At March 31, 2011, we had $57.5 million in cash and cash equivalents (excluding $4.6 million classified within assets held for sale) and $22.3 million of cash which is restricted in use under the terms of the Amended and Restated Credit Agreement. There was $333.9 million in principal amount outstanding under our Amended and Restated Credit Agreement as of March 31, 2011.
Our ability to meet our operating and debt service obligations depends on a number of factors, including our existing cash on hand and cash flows generated by our operating subsidiaries. There can be no assurance that other sources of funds will be available to us, or if available, at terms favorable to us.

TER has minimal operations, except for its ownership of TER Holdings and its subsidiaries. TER depends on the receipt of sufficient funds from its subsidiaries to meet its financial obligations. The ability of our subsidiaries to make payments to TER Holdings may also be restricted by the New Jersey Casino Control Commission (“CCC”) and the New Jersey Division of Gaming Enforcement (“DGE”).
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
Analysis of Results of Operations
Our primary business activities are conducted by Trump Taj Mahal, Trump Plaza and Trump Marina. Our 2011 operating results continue to be affected by various factors including the effects of competition in adjoining states and a weakened economy.
The following analyses of our results of operations should be read in conjunction with and give consideration to the following:
Gross Gaming Revenues. For the three months ended March 31, 2011, gross gaming revenues in the Atlantic City market (as reported to the DGE) decreased 7.3% due to a 5.8% decrease in slot revenues and a 10.4% decrease in table game revenues compared to the three months ended March 31, 2010. Gross gaming revenues in the Atlantic City market were negatively impacted by the continuing effects of regional competition, the weakened economy and the implementation of table games in Pennsylvania beginning in July 2010 and the opening of a Philadelphia casino in late September 2010. Including Trump Marina, for the three months ended March 31, 2011, we experienced a 16.4% decrease in overall gross gaming revenues, comprised of a 14.3% decrease in slot revenues and a 20.4% decrease in table game revenues compared to the prior-year period.

Reversal of Progressive Slot Machine Jackpot Accruals. In April 2010, the Financial Accounting Standards Board (“FASB”) issued guidance on accruing for jackpot liabilities. The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base jackpots and the incremental portion of progressive jackpots. The guidance became effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this guidance on January 1, 2011 had no impact on our consolidated financial statements.

During March 2011, certain amendments to the New Jersey Casino Control Act became effective which, among other things, allowed a casino licensee to terminate a progressive slot machine jackpot or in-house linked progressive slot machine jackpot by providing a minimum of thirty days notice to patrons provided that such game is permanently removed from all of its casino floors. In connection with this amendment, we reversed $2.1 million of accruals related to progressive slot machine jackpot accruals in accordance with the guidance issued by the FASB.
Trump Plaza Insurance Claim Proceeds. On July 16, 2010, Trump Plaza was temporarily closed due to a leak in a water main managed by the utility company that provides Trump Plaza with the necessary cold water for its air conditioning. We filed a business interruption claim with our insurance carrier and received insurance proceeds totaling $2.1 million, of which $1.5 million was received during 2011. Trump Plaza recognized the $1.5 million of insurance proceeds received during 2011 within net revenues during the three months ended March 31, 2011.
Cost Containment. During late 2010, we began to take necessary actions to reduce our operational expenses including staffing reductions and other cost-cutting measures, in order to realign our operations to appropriately function within current business volumes during the current economic and competitive conditions. These actions have resulted in significant cost savings at both the property and corporate levels.

The following table includes selected data of our casino properties and should be read with the following discussion of our results of operations.

	Three Months Ended March 31,
	2011	2010
Gaming revenues
Trump Taj Mahal	$82.3	$94.0
Trump Plaza	34.5	42.6
Total	$116.8	$136.6

Net revenues
Trump Taj Mahal	$79.4	$94.1
Trump Plaza	34.3	41.9
Total	$113.7	$136.0

Income (loss) from operations
Trump Taj Mahal	$0.4	$(1.5)
Trump Plaza	(3.7)	(3.1)
Corporate and other	(2.7)	(4.3)
Total	$(6.0)	$(8.9)

Depreciation and amortization
Trump Taj Mahal	$5.6	$9.8
Trump Plaza	2.6	1.0
Corporate and other	—	—
Total	$8.2	$10.8

Discontinued operations - Trump Marina
Gaming revenues	$29.8	$34.2
Net revenues	27.8	32.4
Depreciation and amortization	0.4	0.7
Loss from discontinued operations	(3.8)	(4.6)
Comparison of Three-Month Periods Ended March 31, 2011 and 2010

Trump Taj Mahal – Net revenues decreased $14.7 million principally due to an $11.7 million decrease in gaming revenues and a $3.0 million increase in gaming promotional allowances. Gaming revenues decreased due to a $6.9 million decrease in table games revenue and a $4.8 million decrease in slots revenue. The decrease in table games revenue was due to a significant decrease in hold percentage and a 6.4% decrease in amounts wagered on table games and a $1.1 million decrease in poker revenue. The decrease in slot revenue was principally due to a 11.9% decrease in slot handle which was partially offset by the reversal of $1.0 million of progressive slot machine jackpot accruals in connection with the amendment of certain regulations relating to progressive slot machine jackpots which became effective during March 2011.

Income from operations was $0.4 million during the three months ended March 31, 2011 compared to a loss from operations of $1.5 million during the three months ended March 31, 2010. Income from operations increased $1.9 million as the decrease in net revenues was more than offset by a $16.6 million decrease in operating expenses. Total operating expenses decreased principally due to: a $4.4 million decrease in payroll and related costs due to the reductions in workforce implemented in late 2010; a $4.2 million decrease in depreciation, principally due to the write-down of property and equipment in connection with fresh-start reporting; a $2.5 million decrease in promotional costs; a $1.7 million decrease in general and administrative costs; a $1.2 million decrease in gaming taxes due to the lower gaming revenues; a $1.0 million decrease in provisions for doubtful accounts; and a $1.0 million decrease in the cost of food, beverage and other sales.
Trump Plaza – Net revenues decreased $7.6 million principally due to an $8.8 million decrease in net gaming revenues partially offset by $1.5 million recognized in connection with the business interruption claim. Gaming revenues decreased due to a $5.2 million decrease in slot revenue and a $2.9 million decrease in table games revenue. Slot revenue decreased principally due to a 19.2% decrease in slot handle which was partially offset by the reversal of $0.6 million of progressive slot machine jackpot accruals in connection with the amendment of certain regulations relating to progressive slot machine jackpots. The decrease in table games revenue was due to a 14.6% decrease in amounts wagered and a decrease in table hold percentage.
Loss from operations was $3.7 million during the three months ended March 31, 2011 compared to $3.1 million during the three months ended March 31, 2010. The increase in loss from operations was due to the lower net revenues partially offset by a $6.9 million decrease in operating expenses. The decrease in operating expenses was primarily attributable to a $4.1 million decrease in payroll and related costs due to the reductions in workforce implemented in late 2010; a $1.4 million decrease in promotional costs; a $1.1 million decrease in general and administrative costs; a $0.8 million decrease in gaming taxes due to the lower gaming revenues; and a $0.5 million decrease in marketing and entertainment costs. The decreases were partially offset by a $1.6 million increase in depreciation expense, principally due to the increase to property and equipment in connection with fresh-start reporting.
Corporate and Other – Corporate and other expenses decreased $1.6 million, principally due to a decrease in payroll and related costs, insurance costs and expense recognized during 2010 related to the previous services agreement with Mr. Trump.
Interest Income – Interest income was $0.5 million during the three months ended March 31, 2011 compared to $0.2 million during the three months ended March 31, 2010, principally due to higher average invested cash and cash equivalents on hand.
Interest Expense – Interest expense was $11.3 million during the three months ended March 31, 2011 compared to $10.9 million during the three months ended March 31, 2010. Interest expense during the three months ended March 31, 2011 reflects significantly lower outstanding borrowings under the Amended and Restated Credit Agreement at a higher rate of interest as a result of our Plan of Reorganization.
Trump Marina Discontinued Operations – Net revenues from Trump Marina decreased $4.6 million principally due to a $2.6 million decrease in slots revenue and a $1.8 million decrease in table games revenue. The decrease in slot revenues was principally due to a 13.2% decrease in slot handle which was partially offset by the reversal of $0.5 million of progressive slot machine jackpot accruals. Table games revenue decreased principally due to a decrease in amounts wagered compared to the prior-year period.
Loss from discontinued operations of Trump Marina was $3.8 million during the three months ended March 31, 2011 compared to $4.6 million during the prior-year period. The decrease in net revenues from Trump Marina was more than offset by a $5.4 million decrease in operating expenses. The decrease in operating expenses was principally due to a $2.3 million decrease in payroll and related costs; a $0.9 million decrease in promotional costs; a $0.6 million decrease in general and administrative costs; a $0.5 million decrease in gaming taxes due to the lower gaming revenues; a $0.4 million decrease in marketing and entertainment costs; and a $0.3 million decrease in the cost of food, beverage and other sales.

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
Property and Equipment – Our operations are capital intensive and we make capital investments at each of our properties in the form of maintenance capital and, from time to time, expansion and product enhancement capital. At March 31, 2011, we had approximately $426.1 million of net property and equipment recorded on our balance sheet (excluding $34.2 million of net property and equipment held for sale). We depreciate our assets on a straight-line basis over their estimated useful lives. The estimates of the useful lives are based on the nature of the assets as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record additional impairment charges for these assets.
Intangible Assets – We had $8.7 million of intangible assets recorded on our balance sheet at March 31, 2011. We regularly evaluate our businesses for potential impairment indicators. Additionally, we perform impairment testing related to our indefinite-lived intangible assets at least annually. Our judgments regarding the existence of impairment indicators are based on, among other things, pending sales of assets, the regulatory and competitive status, operational performance of each of our businesses, and financial market valuations of conditions surrounding our business entities and the gaming industry. Future events, such as the failure to meet or exceed our operating plans, increased competition, the enactment of increased gaming or tax rates, or changes in market valuations could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.
TrumpONE Liability – Our unified player’s program, TrumpONE, allows customers to accumulate certain point-based rewards based on the volume of their gaming activity. TrumpONE customers may earn “comp dollars” redeemable for complimentary food, beverage and retail items and “slot dollars” which are redeemable for slot machine credits. Comp dollars and slot dollars accumulate over time and may be redeemed at the customer’s discretion under the terms of the program. Comp dollars and slot dollars are forfeited if a customer does not redeem earned rewards over a specified period of time. As a result of the ability of the customer to accumulate comp dollars and slot dollars, we accrue the associated expense, after giving effect to estimated forfeitures, as they are earned. At March 31, 2011, $2.8 million was accrued related to comp dollars and $1.0 million was accrued related to slot dollars earned under this program. Our accruals could be significantly affected if estimated forfeitures vary from historical levels or changes occur in the cost of providing complimentary food, beverage and retail items under the TrumpONE program. Management reviews our accruals for adequacy at the end of each reporting period.
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
Income Taxes – We are subject to income taxes in the United States and in several states. We account for income taxes, including our current and deferred tax provisions in accordance with ASC Topic 740 – “Income Taxes.” The calculation of our income tax provision is complex and requires the use of estimates. Management reviews our provision for income taxes at the end of each reporting period. Additionally, our income tax returns are subject to examination by various taxing authorities. We regularly assess the potential outcomes of these examinations in determining the adequacy of our provision for income taxes and our income tax liabilities. Inherent in our determination of any necessary reserves are assumptions based on past experiences and judgments about potential actions by taxing authorities. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonable and foreseeable outcome related to uncertain tax matters. When actual results of tax examinations differ from our estimates, we adjust the income tax provision in the period in which the examination issues are settled.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates and commodity rates.
The following table provides information about our debt obligations existing as of March 31, 2011. The following table presents principal cash flows and interest rates by expected maturity date of such debt obligations, except capitalized lease obligations.

(Dollars in millions)	Remainder of 2011	2012	2013	2014	2015	Thereafter	Total
Fixed rate debt maturities	$2.6	$3.5	$3.5	$3.5	$320.8	$—	$333.9
Interest rate	12.0%	12.0%	12.0%	12.0%	12.0%	12.0%
The interest rate on our outstanding long-term debt is fixed at 12% per annum; therefore our risk related to fluctuations in interest rates is limited.

ITEM 4. CONTROLS AND PROCEDURES
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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the information contained in Note 11 of our unaudited consolidated financial statements included herein, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10−K for the year ended December 31, 2010 (the “2010 Annual Report”). The risks described in our 2010 Annual Report, as updated by our quarterly reports on Form 10−Q, are not the only risks we face.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

TRUMP ENTERTAINMENT RESORTS, INC.
(Registrant)

Date:	May 12, 2011	By:	/s/ DAVID R. HUGHES
David R. Hughes
Chief Financial Officer of Trump Entertainment Resorts, Inc.

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification by the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002