Form 10-Q
period 2011-06-30
TRUMP ENTERTAINMENT RESORTS, INC.
filed 2011-08-08
CIK 943320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2011

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of August 8, 2011, there were 10,714,286 shares of common stock of Trump Entertainment Resorts, Inc. outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRUMP ENTERTAINMENT RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share and per share data)

	June 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$58,986	$76,567
Accounts receivable, net	22,988	22,203
Accounts receivable, other	3,006	3,891
Property taxes receivable	4,856	3,983
Inventories	2,547	3,071
Deferred income taxes	556	556
Prepaid expenses and other current assets	8,451	13,621
Assets held for sale	3,783	44,249
Total current assets	105,173	168,141

Net property and equipment	415,737	429,571

Other assets
Restricted cash	15,116	29,375
Intangible assets	8,700	8,700
Property taxes receivable	4,620	9,244
Casino Reinvestment Development Authority investments, net	40,708	38,647
Other assets	18,888	21,332
Total other assets	88,032	107,298
Total assets	$608,942	$705,010

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$4,163	$4,119
Accounts payable	26,190	40,862
Accrued payroll and related expenses	16,663	21,785
Income taxes payable	8,348	8,348
Accrued interest payable	15,170	13,690
Self-insurance reserves	15,335	16,369
Other current liabilities	21,955	29,785
Liabilities related to assets held for sale	—	3,934
Total current liabilities	107,824	138,892

Long-term debt, net of current maturities	305,308	347,368
Deferred income taxes	556	556
Other long-term liabilities	18,923	19,384

Stockholders' equity:
Preferred stock:
$.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock:
$.001 par value; 20,000,000 shares authorized, 10,714,286 shares issued and outstanding	11	11
Additional paid-in capital	225,104	225,047
Accumulated deficit	(48,784)	(26,248)
Total stockholders' equity	176,331	198,810
Total liabilities and stockholders' equity	$608,942	$705,010
See accompanying notes to consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except share and per share data)

	Reorganized Company	Predecessor Company
	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2011	2010
Revenues:
Gaming	$136,316	$144,898
Rooms	20,119	20,373
Food and beverage	16,360	20,041
Other	5,936	7,257
	178,731	192,569
Less promotional allowances	(50,289)	(47,369)
Net revenues	128,442	145,200
Costs and expenses:
Gaming	57,020	71,975
Rooms	4,213	4,611
Food and beverage	8,931	11,028
General and administrative	41,718	47,004
Corporate and other	2,184	3,730
Corporate—related party	97	522
Depreciation and amortization	8,448	10,482
	122,611	149,352
Income (loss) from operations	5,831	(4,152)

Loss on reorganization related items	—	(2,598)

Non-operating income (expense):
Interest income	328	231
Interest expense	(10,753)	(11,018)
	(10,425)	(10,787)
Loss before income taxes and discontinued operations	(4,594)	(17,537)
Income tax benefit	—	—
Loss from continuing operations	(4,594)	(17,537)
Loss from discontinued operations:
Trump Marina	(2,771)	(3,225)
Loss from discontinued operations	(2,771)	(3,225)
Net loss	$(7,365)	(20,762)
Less: Net loss attributable to the noncontrolling interest		(4,879)
Net loss attributable to Trump Entertainment Resorts, Inc.		$(15,883)
Net loss per share attributable to Trump Entertainment Resorts, Inc. common shareholders—basic and diluted:
Continuing operations	$(0.43)	$(0.43)
Discontinued operations	(0.25)	(0.08)
Net loss per share	$(0.68)	$(0.51)

Weighted average shares outstanding—basic and diluted	10,767,858	31,270,345

See accompanying notes to consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except share and per share data)

	Reorganized Company	Predecessor Company
	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2011	2010
Revenues:
Gaming	$253,112	$281,459
Rooms	35,548	36,850
Food and beverage	30,799	36,331
Other	12,487	13,716
	331,946	368,356
Less promotional allowances	(89,779)	(87,125)
Net revenues	242,167	281,231
Costs and expenses:
Gaming	112,756	142,967
Rooms	7,790	8,094
Food and beverage	16,653	19,732
General and administrative	83,560	93,610
Corporate and other	4,729	7,526
Corporate—related party	195	1,041
Depreciation and amortization	16,687	21,321
	242,370	294,291
Loss from operations	(203)	(13,060)

Loss on reorganization related items	—	(10,429)

Non-operating income (expense):
Interest income	799	479
Interest expense	(22,050)	(21,929)
Income related to deed amendment	5,465	—
	(15,786)	(21,450)
Loss before income taxes and discontinued operations	(15,989)	(44,939)
Income tax benefit	—	—
Loss from continuing operations	(15,989)	(44,939)
Loss from discontinued operations:
Trump Marina	(6,547)	(7,791)
Loss from discontinued operations	(6,547)	(7,791)
Net loss	$(22,536)	(52,730)
Less: Net loss attributable to the noncontrolling interest		(12,392)
Net loss attributable to Trump Entertainment Resorts, Inc.		$(40,338)
Net loss per share attributable to Trump Entertainment Resorts, Inc. common shareholders—basic and diluted:
Continuing operations	$(1.48)	$(1.10)
Discontinued operations	(0.61)	(0.19)
Net loss per share	$(2.09)	$(1.29)

Weighted average shares outstanding—basic and diluted	10,767,858	31,270,345

See accompanying notes to consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share data)

	Shares	Common Stock	Shares	Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Total Equity

Balance, December 31, 2010	10,714,286	$11	—	$—	$225,047	$(26,248)	$198,810
Stock-based compensation expense					57		57
Net loss						(22,536)	(22,536)
Balance, June 30, 2011	10,714,286	$11	—	$—	$225,104	$(48,784)	$176,331

See accompanying notes to consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Reorganized Company	Predecessor Company
	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,536)	$(52,730)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	16,687	21,321
Provisions for losses on receivables	2,517	4,177
Valuation allowance—CRDA investments	816	1,127
Accretion of interest income related to property tax settlement	(227)	(305)
Stock-based compensation expense	57	110
Gain on sale of assets	(78)	—
Changes in operating assets and liabilities:
Increase in receivables	(5,575)	(235)
Decrease in inventories	524	149
Decrease in property taxes receivable	3,641	3,641
Decrease (increase) in other current assets	2,357	(439)
Increase in restricted cash	(5,465)	—
Decrease in other assets	1,696	671
(Decrease) increase in accounts payable and other current liabilities	(20,542)	7,775
Increase in accrued interest payable	1,480	893
Decrease in other long-term liabilities	(461)	(398)
Net cash flows used in continuing operating activities	(25,109)	(14,243)
Net cash flows provided by discontinued operating activities	1,012	2,914
Net cash flows used in operating activities	(24,097)	(11,329)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(7,641)	(2,187)
Purchases of CRDA investments	(2,977)	(3,532)
Decrease in restricted cash	7,724	—
Net cash flows used in continuing investing activities	(2,894)	(5,719)
Net cash flows provided by (used in) discontinued investing activities	30,408	(1,535)
Net cash flows provided by (used in) investing activities	27,514	(7,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under DIP Note Purchase Agreement	—	10,000
Repayment of term loans	(41,733)	(2,458)
Decrease in restricted cash	12,000	—
Repayment of other long-term debt	(283)	(290)
Net cash flows (used in) provided by continuing financing activities	(30,016)	7,252
Net decrease in cash and cash equivalents	(26,599)	(11,331)
Cash and cash equivalents at beginning of period, including cash reflected in assets held for sale	85,585	66,084
Cash and cash equivalents at end of period	$58,986	$54,753

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	20,592	$20,781

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except share and per share data)

(1) General
Organization
The accompanying consolidated financial statements include those of Trump Entertainment Resorts, Inc. (“TER”), a Delaware corporation, and its subsidiaries. Except where otherwise noted, the words “we,” “us,” “our” and similar terms, as well as “Company,” refer to TER and all of its subsidiaries. Through our subsidiary, Trump Entertainment Resorts Holdings, L.P. (“TER Holdings”) and its wholly-owned subsidiaries, we own and operate the Trump Taj Mahal Casino Resort (“Trump Taj Mahal”) and Trump Plaza Hotel and Casino (“Trump Plaza”) each in Atlantic City, New Jersey. Until May 24, 2011, we also owned and operated the Trump Marina Hotel Casino (“Trump Marina”) in Atlantic City, New Jersey. See Note 3 for additional information regarding this discontinued operation.
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

(2) Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report, which are available on the SEC’s website at www.sec.gov or our website at www.trumpcasinos.com.
In preparing the accompanying unaudited consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after June 30, 2011.
The consolidated financial statements include our accounts and those of our controlled subsidiaries and partnerships. We have eliminated all intercompany balances and transactions. In accordance with Topic 280 – “Segment Reporting” of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), we view each of our casino properties as operating segments and aggregate all such operating segments into one reportable segment, as we believe that they are economically similar, offer similar types of products and services, cater to the same types of customers and are similarly regulated.
Accounting Impact of Chapter 11 Case
From the filing on the Petition Date to the Consummation Date, our predecessor company operated as a debtor-in-possession under the jurisdiction of the Bankruptcy Court. Accordingly, the consolidated financial statements for periods from

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(dollars in thousands, except share and per share data)

the Petition Date through the Consummation Date were prepared in accordance with ASC Topic 852 – “Reorganizations” (“ASC 852”) which requires the reporting of pre-petition liabilities subject to compromise on the balance sheet at an estimate of the amount ultimately allowable by the Bankruptcy Court. ASC 852 also requires separate reporting of certain expenses relating to the Debtors’ Chapter 11 Case as reorganization items.

Loss on reorganization related items for the three and six months ended June 30, 2010 includes professional fees and other expenses incurred which were directly associated with the bankruptcy process.
The Company was required to accrue interest expense during the Chapter 11 Case only to the extent that it was probable that such interest would be paid pursuant to the proceedings. During 2010, the Company did not record contractual interest expense on its Senior Secured Notes due 2015 (the "Senior Notes"). The Company continued to record interest expense under the contractual terms of its $493,250 pre-petition first lien credit facility (as amended, the "2007 Credit Agreement") and its $24,000 secured debtor-in-possession facility (the "DIP Note Purchase Agreement"), by and among the Debtors, Wilmington Trust FSB, as administrative agent and collateral agent and the note purchasers party to the DIP Note Purchase Agreement. Total consolidated interest expense would have been $41,759 and $83,010 during the three and six months ended June 30, 2010 had the Company recorded interest expense under the terms of its contractual agreements.

Upon emergence from Chapter 11, the Company adopted fresh-start reporting in accordance with ASC 852. Under fresh-start reporting, a new entity was deemed to have been created (on the Consummation Date) for financial reporting purposes and the recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values. The term “Predecessor Company” refers to the Company and its subsidiaries for periods prior to and including July 15, 2010 and the term “Reorganized Company” refers to the Company and its subsidiaries for periods on and subsequent to July 16, 2010.
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

Assets Held for Sale

Long-lived assets are considered held for sale when certain criteria are met, including whether management (having the authority to approve the action) has committed to a plan to sell the asset, whether the asset is available for sale in its present condition and whether a sale of the asset is probable within one year of the reporting date. Long-lived assets that are classified as held for sale are reported at the lower of the assets’ carrying amount or fair value less costs related to the assets’ disposition and are no longer depreciated. Although the Company is currently evaluating certain strategic alternatives with respect to certain of its long-lived assets, including a potential sale of Trump Plaza, the accompanying financial statements do not present such long-lived assets as assets held for sale as all of the criteria required under ASC 360 - "Property, Plant and Equipment" ("ASC 360") were not met as of the reporting date.
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
During March 2011, certain amendments to the New Jersey Casino Control Act (the "Act") became effective which, among other things, allowed a casino licensee to terminate a progressive slot machine jackpot or in-house linked progressive slot machine jackpots by providing a minimum of thirty days notice to patrons provided that such game is permanently removed from all of its casino floors. In connection with this amendment, in March 2011, we recognized $2,044 of income representing the reversal of progressive slot machine jackpot accruals in accordance with the guidance issued by the FASB. Such amount is included in Gaming revenues during the six months ended June 30, 2011.

During April 2011, certain amendments to the Act became effective which, among other things, allowed a casino licensee to terminate table game progressive payout wagers by providing a minimum of thirty days notice to patrons provided that such game is permanently removed from all of its casino floors. In connection with this amendment, we recognized $334 of income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(dollars in thousands, except share and per share data)

during the three and six months ended June 30, 2011 representing the reversal of accruals related to table game progressive payout wagers.
Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

(3) Trump Marina Discontinued Operations and Assets Held for Sale

On May 24, 2011, the Company and its subsidiary, Trump Marina Associates, LLC, completed the sale of Trump Marina (the “Property”) to Golden Nugget Atlantic City, LLC (“Golden Nugget”), an affiliate of Landry's Restaurants, Inc., pursuant to the Asset Purchase Agreement dated as of February 11, 2011, as amended (the “Asset Purchase Agreement”).  Pursuant to the Asset Purchase Agreement, at the closing, Golden Nugget acquired substantially all of the assets of, and assumed certain liabilities related to, the business conducted at the Property. A copy of the original Asset Purchase Agreement executed on February 11, 2011 was attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 17, 2011. A copy of the May 23, 2011 amendment to the Asset Purchase Agreement is filed as an exhibit to this Report.

The cash proceeds of the sale were $37,348, after giving effect to certain adjustments as of the closing date as set forth in the Asset Purchase Agreement and before transaction expenses.  The proceeds are subject to certain post-closing adjustments, including adjustments based on working capital balances as of the closing of the sale, as set forth in the Asset Purchase Agreement.   In connection with the sale of the Property, the Company (i) repaid $30,000 of debt outstanding under its secured credit facility with Beal Bank, as agent, and Icahn Partners and certain affiliates, as lenders, utilizing $28,000 of net cash proceeds from the sale of the Property and $2,000 of other restricted cash and (ii) recognized a loss on disposal within its discontinued operations of $1,240 during the three and six months ended June 30, 2011.

The following table provides a summary of Trump Marina's discontinued operations presented in our consolidated statements of operations for all periods presented:

	Reorganized Company		Predecessor Company
	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2011	2010	2010
Gaming revenues	$18,487	$48,242	$37,387	$71,612
Net revenues	17,285	45,084	36,056	68,462
Depreciation and amortization	114	481	641	1,338
Loss from discontinued operations	(2,771)	(6,547)	(3,225)	(7,791)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(dollars in thousands, except share and per share data)

Assets held for sale and liabilities related to assets held for sale at June 30, 2011 and December 31, 2010 were as follows:

	June 30,	December 31,
	2011	2010
Assets held for sale:
Cash	$—	$9,018
Property and equipment, net	3,783	34,417
Other assets	—	814
Total assets held for sale	$3,783	44,249

Liabilities related to assets held for sale:
Accrued expenses	$—	$2,553
Deposits and other	—	1,381
Total liabilities related to assets held for sale	$—	$3,934

In accordance with ASC 360, long-lived assets that are held for sale are reported at the lower of the assets' carrying amount or fair value less costs related to the assets' disposition and are no longer depreciated. Assets held for sale at June 30, 2011 reflect the carrying value of the Steel Pier at Trump Taj Mahal (see Note 13).

In connection with the Asset Purchase Agreement, TER Holdings entered into a Transitional Services Agreement dated as of February 11, 2011, with Landry's A/C Gaming, Inc., which was subsequently assigned to Golden Nugget (the “TSA”). Under the TSA, the parties agreed to facilitate the purchaser's purchase of the Property by creating a transition and separation plan. Pursuant to the TSA, the Company provides certain services relating to information technology for the benefit of Golden Nugget for a period of up to one year following consummation of the sale of the Property. The Company is reimbursed for its costs of providing such services.

(4) Debt
As of June 30, 2011 and December 31, 2010, our debt consisted of the following:

	June 30, 2011	December 31, 2010
Senior Secured Credit Facility:
Term Loans - maturing December 31, 2015, interest and principal payments due quarterly at 12.0%	$303,035	$344,768
Other:
Capitalized lease obligations, payments due at various dates through 2028, secured by slot and other equipment, interest at 8.5% to 12.0%	6,436	6,719
Total long-term debt	309,471	351,487
Less: current maturities	(4,163)	(4,119)
Long-term debt, net of current maturities	$305,308	$347,368

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

On September 21, 2010, TER and certain of its subsidiaries (as reorganized, the “Reorganized Debtors”) entered into a Global Settlement Agreement (the “Settlement Agreement”), dated as of September 21, 2010, with Beal Bank, in its capacity as administrative agent and collateral agent under the 2007 Credit Agreement and under the Amended and Restated Credit Agreement and as a prior lender under the 2007 Credit Agreement, and Icahn Partners. On October 5, 2010, the Bankruptcy

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(dollars in thousands, except share and per share data)

Court approved the Settlement Agreement. The Settlement Agreement became effective on October 6, 2010. Pursuant to the Settlement Agreement, the parties agreed to amend the Amended and Restated Credit Agreement pursuant to the Third Amendment, which became effective on the effective date of the Settlement Agreement. Under the Third Amendment, which by its terms was retroactive to the Consummation Date (July 16, 2010), the initial principal amount of the interest-bearing portion of the term loans (collectively, "Term Loans") under the Amended and Restated Credit Agreement as of the Consummation Date was increased from $334,000 to $346,500, and the approximately $22,375 non-interest portion of the initial principal amount of the term loans under the Amended and Restated Credit Agreement was eliminated in its entirety (and references to the non-interest portion of the term loans in the Amended and Restated Credit Agreement were deleted). As a result, the total principal amount outstanding under the Amended and Restated Credit Agreement decreased from approximately $356,375 to $346,500. The remaining terms of the Amended and Restated Credit Agreement remained unaltered except as otherwise required to implement the Settlement Agreement.

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

TER Holdings may elect, at its option, to prepay Term Loans outstanding under the Amended and Restated Credit Agreement, subject, during the eighteen (18) month period after the Consummation Date, to a prepayment premium of: (x) in the case of an optional prepayment made during the period from the Consummation Date to the date that is six (6) calendar months thereafter (the “Six Month Date”), 2.00% of the aggregate principal amount of the Term Loans then being prepaid and (y) in the case of an optional prepayment made during the period following the Six Month Date to the date that is twelve (12) calendar months thereafter, 1.00% of the aggregate principal amount of the Term Loans then being prepaid. To date, no optional prepayment has been made. TER Holdings may be required to make mandatory prepayments of the Term Loans in connection with asset dispositions, debt and equity issuances and extraordinary receipts. On March 31, 2011, in addition to its scheduled quarterly principal amortization payment, TER Holdings made a $10,000 mandatory prepayment of the Term Loans utilizing proceeds from certain extraordinary receipts during 2010. In connection with the sale of Trump Marina, TER Holdings made a $30,000 mandatory prepayment of the Term Loans utilizing $28,000 of net cash proceeds from the sale of the Property and $2,000 of proceeds from certain extraordinary receipts.

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

Under the Amended and Restated Credit Agreement, the Company and its subsidiaries are subject to certain affirmative and negative covenants. The negative covenants impose restrictions with respect to, among other things, (i) incurring liens, (ii) incurring debt, (iii) mergers or consolidations, (iv) sales or other dispositions of assets, (v) investments, (vi) dividends or distributions on, or repurchases of, equity interests, (vii) prepaying or repurchasing debt and (viii) certain capital expenditures. The Amended and Restated Credit Agreement contains customary event of default and remedy provisions, including a provision stating that an event of default includes any termination or expiration of the Second Amended and Restated Trademark License Agreement entered into on the Consummation Date (the "Trademark License Agreement") or the issuance of an injunction or similar order against the Company under the Trademark License Agreement. A copy of the Trademark License Agreement was attached as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on July 20, 2010. As of June 30, 2011, the Company was in compliance with the terms of the Amended and Restated Credit Agreement.
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

(5) Earnings (Loss) Per Share
The computations of basic and diluted net loss per share attributable to TER common stockholders for the periods presented are as follows:

	Reorganized Company
	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2011	2011
Numerator for basic and diluted loss per share:
Loss from continuing operations	$(4,594)	$(15,989)
Loss from discontinued operations	(2,771)	(6,547)
Net loss	$(7,365)	$(22,536)

Denominator for basic and diluted loss per share:
Weighted average shares outstanding	10,767,858	10,767,858

Basic and diluted net loss per share:
Loss from continuing operations	$(0.43)	$(1.48)
Loss from discontinued operations	(0.25)	(0.61)
Net loss	$(0.68)	$(2.09)

  Potentially dilutive common shares excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2011 due to anti-dilution include 267,860 shares subject to unvested restricted stock awards granted to executive officers of the Company and the warrants issued to Donald J. Trump ("Mr. Trump") on the Consummation Date pursuant to the Plan of Reorganization, to purchase up to 535,714 shares of the Company's common stock at an exercise price of $123.74 per share, subject to certain anti-dilution provisions set forth therein.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(dollars in thousands, except share and per share data)

	Predecessor Company
	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2010	2010
Numerator for basic and diluted loss per share:
Loss from continuing operations	$(13,416)	$(34,378)
Loss from discontinued operations	(2,467)	(5,960)
Net loss attributable to TER common shareholders	$(15,883)	$(40,338)

Denominator for basic and diluted loss per share:
Weighted average shares outstanding	31,270,345	31,270,345

Basic and diluted net loss per share:
Loss from continuing operations	$(0.43)	$(1.10)
Loss from discontinued operations	(0.08)	(0.19)
Net loss attributable to TER common shareholders	$(0.51)	$(1.29)
On the Consummation Date, pursuant to the Plan of Reorganization, new common stock was issued by TER and all previously outstanding common stock and other equity interests in TER and all limited partnership interests in TER Holdings were canceled.
Potentially dilutive common shares excluded from the Predecessor Company’s computation of diluted net loss per share due to anti-dilution included ten-year warrants previously held by Mr. Trump.

(6) Income Taxes
We did not record a tax provision during the three and six months ended June 30, 2011 and 2010.
At June 30, 2011, we had unrecognized tax benefits of approximately $40,450, including interest. In accordance with ASC Topic 805 – “Business Combinations” (“ASC 805”), $15,027 of unrecognized tax benefits would affect our effective tax rate for continuing operations, if recognized, and $6,130 would be recorded as a reduction to income tax expense for discontinued operations, if recognized. It is reasonably possible that certain unrecognized tax benefits related to income tax examinations totaling $8,348 could be settled during the next twelve months.
We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties as a component of income tax expense. We recognized potential interest associated with uncertain tax positions of $765 and $1,473 during the three and six months ended June 30, 2011 and $568 and $1,106 during the three and six months ended June 30, 2010, respectively. At June 30, 2011, we had $15,050 accrued for the payment of interest on uncertain tax positions. In accordance with ASC 805, to the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of interest expense.

Federal and State Income Tax Audits
Tax years 2006 through 2010 remain subject to examination by the federal tax authority. Tax years 1995 through 2010 remain subject to examination by state tax jurisdictions.
At June 30, 2011, we had accrued $1,016 to reflect the expected federal tax liability (including interest) for the period from January 1, 2005 through December 21, 2005, the date of the sale of our former subsidiary, Trump Indiana, Inc. to Majestic Star Casino, LLC (“Majestic Star”), resulting from agreed upon IRS audit adjustments for 1996 through 2004. Additionally, we have accrued a liability of $622 related to the impact on state income taxes (including interest) resulting from agreed upon IRS audit adjustments for 1996 through December 21, 2005. In accordance with the terms of our Stock Purchase Agreement with Majestic Star, TER Holdings has retained the liability for expected federal and state income taxes (including interest) related to Trump Indiana, Inc. for the tax years 1995 through December 21, 2005.
From 2002 through 2006, state income taxes for our New Jersey operations were computed under the alternative

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(dollars in thousands, except share and per share data)

minimum assessment method. We have asserted our position that New Jersey partnerships were exempt from these taxes and, as such, have not remitted payments of the amounts provided. The New Jersey Division of Taxation has issued an assessment to collect the unpaid taxes for the tax years 2002 and 2003. At June 30, 2011, we have accrued $34,568 for taxes and interest relating to this alternative minimum tax assessment for 2002 and 2003, as well as the open years 2004 through 2006. We have had discussions with the New Jersey Division of Taxation regarding settlement of these assessments.
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
Tax Distributions
TER Holdings’ partnership agreement, as in effect prior to the Consummation Date, required distributions to its partners sufficient in amount to cover all federal, state and local income taxes incident to their ownership of TER Holdings, including special allocations of income, gains, losses, deductions and credits. TER Holdings did not make any distributions for taxes during the six months ended June 30, 2010.

On the Consummation Date, all equity interests in TER Holdings were canceled and a new partnership agreement for TER Holdings was executed between the Company, as general partner of TER Holdings, and TERH LP Inc., a newly formed wholly owned subsidiary of the Company, as limited partner of TER Holdings. TER Holdings’ new partnership agreement requires distributions to its partners sufficient in amount to cover all federal, state and local income taxes incident to their ownership of TER Holdings, including special allocations of income, gains, losses, deductions and credits. TER Holdings did not make any distributions for taxes during the six months ended June 30, 2011.

(7) Income Related to Deed Amendment

Pursuant to an Agreement (the “2011 Trump Plaza/Boardwalk Agreement”) entered into on March 14, 2011 between Trump Plaza Associates and Boardwalk Florida Enterprises, LLC (“Boardwalk”), the owner of certain real property in Atlantic City that was acquired from Trump Plaza Associates in 2005, Trump Plaza Associates and Boardwalk agreed that the deed provision restricting the development of gaming activities on such real property would be discharged and released and replaced with new contractual restrictions set forth in the 2011 Trump Plaza/Boardwalk Agreement. In connection with its execution of the 2011 Trump Plaza/Boardwalk Agreement and the related deed modification, the Company received $5,465 on March 14, 2011. Such amount is included in the statement of operations for the six months ended June 30, 2011.

(8) Insurance Proceeds

On July 16, 2010, Trump Plaza was temporarily closed due to a leak in a water main managed by the utility company that provides Trump Plaza with the necessary cold water for its air conditioning. Trump Plaza reopened the majority of its operations on July 18, 2010 after temporary cooling systems were put in place to remediate the problem. Trump Plaza became fully operational on July 22, 2010. The Company filed a business interruption claim with its insurance carrier and received insurance proceeds totaling $2,085, of which $1,522 was received during 2011. The Company recognized the $1,522 of insurance proceeds as other revenues during the six months ended June 30, 2011.

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

The fair value measurements relating to our net property and equipment, intangible assets and Casino Reinvestment Development Authority ("CRDA") bonds and deposits were determined using inputs within Level 2 of ASC 820’s hierarchy. The amounts recorded related to property and equipment, intangible assets and CRDA bonds and deposits are classified within property and equipment, intangible assets and Casino Reinvestment Development Authority investments, net, respectively, on the consolidated balance sheets as of June 30, 2011 and December 31, 2010. CRDA assets are discussed further in Note 10.

(10) Commitments and Contingencies
Casino Reinvestment Development Authority Obligations – As required by the provisions of the Act, a casino licensee must pay an investment alternative tax of 2.5% of its gross casino revenues as defined in the Act. However, pursuant to contracts with the CRDA, Trump Taj Mahal, Trump Plaza and Trump Marina (collectively, the “Trump Entities”) each pay 1.25% of their gross casino revenues to the CRDA (the “CRDA Payment”) to fund qualified investments as defined in the Act and such CRDA Payment entitles each such casino property to an investment tax credit in an amount equal to twice the amount of the CRDA Payment against the 2.5% investment alternative tax. Qualified investments may include the purchase of bonds issued by the CRDA at a below market rate of interest, direct investment in projects or donation of funds to projects as determined by the CRDA. Pursuant to the contracts with the CRDA, each of the casino properties is required to make quarterly deposits with the CRDA to satisfy its investment obligations. We recognized expense related to our continuing operations of $439 and $816 during the three and six months ended June 30, 2011, respectively, and $576 and $1,127 during the three and six months ended June 30, 2010, respectively, to give effect to the below market interest rates associated with CRDA deposits and bonds.

Entertainment-Retail District Project - In September 2001, the CRDA approved a proposal by Trump Plaza Associates to construct a casino hotel facility as an entertainment-retail district project on a site on the Atlantic City Boardwalk (“District Project”).

Under the terms of the approval, the Trump Entities could elect not to proceed with the District Project and upon notice of such election, the CRDA would provide them with $4,752. In December 2010, the Trump Entities provided the CRDA with the appropriate notice and the $4,752 was received on December 21, 2010.

In January 2011, the Trump Entities became aware that the CRDA had deducted the $4,752 collectively from the Trump Entities' investment alternative tax obligation accounts. The Trump Entities advised the CRDA that they believe the CRDA had no authority to deduct the amounts from their accounts and demanded that the CRDA return $4,752 to their respective account balances.

In July 2011, the CRDA approved an amendment to the terms of the approval, subject to the execution of certain releases by the CRDA and the Trump Entities, the approval of the Treasurer of the State of New Jersey and the expiration of the time allowed for review of the resolution by the Governor, whereby an additional $2,595 would be returned to the Trump Entities from their investment alternative tax obligation accounts in order to provide the agreed upon return on investment.

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
In the event that any casino fails to make its payment as required, the remaining Casinos shall have the right, but not the obligation, to cure a payment delinquency. We expense our share of the $90,000, estimated to be approximately $18,700 based on our actual market share of gross gaming revenue, on a straight-line basis over the term of the 2008 Subsidy Agreement. We recorded expense within our continuing operations of $1,334 and $2,558 during the three and six months ended June 30, 2011, respectively, and $1,224 and $2,443 during the three and six months ended June 30, 2010, respectively.

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

The Reorganized Debtors are currently in the process of reviewing over one thousand claims which were filed in the Chapter 11 Case. The Bankruptcy Court, by court order, extended the Reorganized Debtors' deadline to file objections to claims through June 28, 2011 (the “Claims Objection Deadline”). A wide variety of claims, which include, but are not limited to claims asserted by personal injury claimants, vendors, state and local taxing authorities, and former employees have been filed in the Chapter 11 Case. To date the Reorganized Debtors have filed several motions and have obtained several court orders which have expunged certain claims, and have resolved certain claims through negotiation and settlement. The Reorganized Debtors filed a series of claim objections prior to the Claims Objection Deadline which are currently pending before the Bankruptcy Court.

(12) Fair Value of Financial Instruments
The carrying amounts of financial instruments included in current assets and current liabilities approximate their fair values due to their short-term nature. The carrying amounts of CRDA investments approximate their fair value as a result of allowances established to give effect to below-market interest rates.

The estimated fair values of other financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Amended and Restated Credit Agreement	$303,035	$303,035	$344,768	$344,768

The carrying amount of the Amended and Restated Credit Agreement approximates its fair value. The Company’s other long-term debt was not significant at June 30, 2011 and December 31, 2010.

(13) Subsequent Event

In August 2011, the Company sold the Steel Pier, an Atlantic City landmark of approximately 425,000 square feet located across the Boardwalk from Trump Taj Mahal, to an entity affiliated with the Steel Pier's long-time tenant for a sale price of $4,250. The tenant operates an amusement park on the Steel Pier under a lease which would have continued in effect until December 31, 2016. The sale did not include the Company's ownership of the “skybridge” extending over the Boardwalk connecting Trump Taj Mahal to the Steel Pier. The net cash proceeds of this sale, estimated at $3,500, were used to make a mandatory principal payment under the Company's Amended and Restated Credit Agreement. Following this sale and the resulting principal payment, the outstanding balance under the Amended and Restated Credit Agreement is $299,535.

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

Overview

We own and operate the Trump Taj Mahal Casino Resort and Trump Plaza Hotel and Casino, each in Atlantic City, New Jersey. Until May 24, 2011, we also owned and operated the Trump Marina Hotel Casino in Atlantic City, New Jersey.

On May 24, 2011, we and our subsidiary, Trump Marina Associates, LLC, completed the sale of the Trump Marina (the “Property”) to Golden Nugget Atlantic City, LLC (“Golden Nugget”), an affiliate of Landry's Restaurants, Inc., pursuant to the Asset Purchase Agreement dated as of February 11, 2011, as amended (the “Asset Purchase Agreement”).  Pursuant to the Asset Purchase Agreement, at the closing, Golden Nugget acquired substantially all of the assets of, and assumed certain liabilities related to, the business conducted at the Property.

The cash proceeds of the sale were $37.3 million, after giving effect to certain adjustments as of the closing date as set forth in the Asset Purchase Agreement and before transaction expenses.  The proceeds are subject to certain post-closing adjustments, including adjustments based on working capital balances as of the closing of the sale, as set forth in the Asset Purchase Agreement.   In connection with the sale of the Property, the Company (i) repaid $30.0 million of debt outstanding under its secured credit facility with Beal Bank, as agent, and Icahn Partners and certain affiliates, as lenders, utilizing $28.0 million of net cash proceeds from the sale of the Property and $2.0 million of other restricted cash and (ii) recognized a loss on disposal within its discontinued operations of $1.2 million during the three and six months ended June 30, 2011.

In connection with the Asset Purchase Agreement, TER Holdings entered into a Transitional Services Agreement dated as of February 11, 2011, with Landry's A/C Gaming, Inc., which was subsequently assigned to Golden Nugget (the “TSA”). Under the TSA, the parties agreed to facilitate the purchaser's purchase of the Property by creating a transition and separation plan. Pursuant to the TSA, the Company provides certain services relating to information technology for the benefit of Golden Nugget for a period of up to one year following consummation of the sale of the Property. The Company is reimbursed for its costs of providing such services.

The Company is currently evaluating certain strategic alternatives with respect to certain of its long-lived assets, including a potential sale of Trump Plaza.

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
Financial Condition
Liquidity and Capital Resources
General. Cash flows from the operating activities of our casino properties constitute our primary source of liquidity. Currently, our liquidity and cash flow is affected by a variety of factors, many of which are outside of our control, including the current economic conditions, the tightened credit markets, the downturn in the Atlantic City gaming market, regulatory issues, competition, and other general business conditions. We cannot be assured that we will possess sufficient income and liquidity to fund our operations and capital expenditures. There can be no assurance as to our ability to obtain sufficient financing and meet our obligations. We are currently financing our operations using our cash on hand.
We are operating in an extremely challenging business environment. Cash flows used in our continuing operating activities were $25.1 million during the six months ended June 30, 2011 compared to $14.2 million during the six months ended June 30, 2010. The increase in our cash flows used in continuing operations was principally due to a decrease in gaming revenues and an increase in cash expenditures related to professional fees and expenses associated with our reorganization. Cash flows provided by operating activities relating to discontinued operations decreased $1.9 million principally due to a decrease in gaming revenues.
Cash flows used in continuing investing activities were $2.9 million during the six months ended June 30, 2011 compared to cash flows used in continuing investing activities of $5.7 million during the six months ended June 30, 2010. Continuing investing activities during 2011 reflected capital expenditures of $7.6 million, $3.0 million related to Casino Reinvestment Development Authority (“CRDA”) investment obligations and a $7.7 million decrease in restricted cash. Continuing investing activities during 2010 included capital expenditures of $2.2 million and $3.5 million related to CRDA investment obligations. Cash flows provided by investing activities relating to our discontinued operations during 2011 included $31.3 million of net cash proceeds received in connection with the sale of Trump Marina, partially offset by capital expenditures and CRDA investment obligations. Cash flows used in investing activities related to our discontinued operations during 2010 included capital expenditures and CRDA investment obligations.
Our cash flows used in continuing financing activities during the six months ended June 30, 2011 included (i) the repayment of $41.7 million of outstanding borrowings under our Amended and Restated Credit Agreement, which included $12.0 million in mandatory prepayments which were funded from restricted cash and $28.0 million utilizing net cash proceeds from the sale of Trump Marina, and (ii) the repayment of capital lease obligations. During the six months ended June 30, 2010, our cash flows provided by continuing financing activities included $10.0 million of borrowings under the Initial DIP Note Purchase Agreement, which was used to fund operations through the Consummation Date, the repayment of $2.5 million of our outstanding term loan and $0.3 million of capital lease obligations.

At June 30, 2011, we had $59.0 million in cash and cash equivalents and $15.1 million of cash which is restricted in use under the terms of the Amended and Restated Credit Agreement. There was $303.0 million in principal amount outstanding under our Amended and Restated Credit Agreement as of June 30, 2011. On August 3, 2011, we repaid $3.5 million of borrowings under the Amended and Restated Credit Agreement in connection with the sale of the Steel Pier at Trump Taj Mahal (see Note 13 to the consolidated financial statements).
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
Analysis of Results of Operations
Our primary business activities are conducted by Trump Taj Mahal and Trump Plaza. In addition, we owned and operated Trump Marina through the date of its sale on May 24, 2011. Our 2011 operating results continue to be affected by various factors including the effects of competition in adjoining states and a weakened economy.
The following analyses of our results of operations should be read in conjunction with and give consideration to the following:
Gross Gaming Revenues. For the three months ended June 30, 2011, gross gaming revenues in the Atlantic City market (as reported to the DGE) decreased 6.7% due to a 5.1% decrease in slot revenues and a 10.5% decrease in table game revenues compared to the three months ended June 30, 2010. Gross gaming revenues in the Atlantic City market were negatively impacted by the continuing effects of regional competition, the weakened economy, the implementation of table games in Pennsylvania beginning in July 2010 and the opening of a Philadelphia casino in late September 2010. Excluding Trump Marina, for the three months ended June 30, 2011, we experienced a 6.8% decrease in overall gross gaming revenues, comprised of a 10.4% decrease in slot revenues and a 1.4% increase in table game revenues compared to the prior-year period.
For the six months ended June 30, 2011, gross gaming revenues in the Atlantic City market (as reported to the DGE) decreased 7.0% due to a 5.5% decrease in slot revenues and a 10.5% decrease in table game revenues compared to the six months ended June 30, 2010. Excluding Trump Marina, for the six months ended June 30, 2011, we experienced an 11.6% decrease in overall gross gaming revenues, comprised of a 12.3% decrease in slot revenues and a 10.0% decrease in table game revenues compared to the prior-year period.

Reversal of Progressive Slot Machine and Table Game Accruals. In April 2010, the Financial Accounting Standards Board (“FASB”) issued guidance on accruing for jackpot liabilities. The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base jackpots and the incremental portion of progressive jackpots. The guidance became effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this guidance on January 1, 2011 had no impact on our consolidated financial statements.

During March 2011, certain amendments to the New Jersey Casino Control Act (the "Act") became effective which, among other things, allowed a casino licensee to terminate a progressive slot machine jackpot or in-house linked progressive slot machine jackpot by providing a minimum of thirty days notice to patrons provided that such game is permanently removed from all of its casino floors. In connection with this amendment, in March 2011, we recognized $2.0 million of income representing the reversal of progressive slot machine jackpot accruals in accordance with the guidance issued by the FASB. Such amount is included in Gaming revenues during the six months ended June 30, 2011.

During April 2011, certain amendments to the Act became effective which, among other things, allowed a casino licensee to terminate table game progressive payout wagers by providing a minimum of thirty days notice to patrons provided that such game is permanently removed from all of its casino floors. In connection with this amendment, we recognized $0.3 million of income during the three and six months ended June 30, 2011 representing the reversal of accruals related to table game progressive payout wagers.
Trump Plaza Insurance Claim Proceeds. On July 16, 2010, Trump Plaza was temporarily closed due to a leak in a water main managed by the utility company that provides Trump Plaza with the necessary cold water for its air conditioning. We filed a business interruption claim with our insurance carrier and received insurance proceeds totaling $2.1 million, of which $1.5 million was received during 2011. Trump Plaza recognized the $1.5 million of insurance proceeds received during 2011 within net revenues during the six months ended June 30, 2011.
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
The following table includes selected data of our casino properties and should be read with the following discussion of our results of operations.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
Gaming revenues
Trump Taj Mahal	$97.2	$96.5	$179.5	$190.5
Trump Plaza	39.1	48.4	73.6	91.0
Total	$136.3	$144.9	$253.1	$281.5

Net revenues
Trump Taj Mahal	$92.4	$97.6	$171.8	$191.7
Trump Plaza	36.0	47.6	70.4	89.5
Total	$128.4	$145.2	$242.2	$281.2

Income (loss) from operations
Trump Taj Mahal	$11.2	$0.4	$11.5	$(1.1)
Trump Plaza	(3.0)	(0.3)	(6.7)	(3.3)
Corporate and other	(2.4)	(4.3)	(5.0)	(8.7)
Total	$5.8	$(4.2)	$(0.2)	$(13.1)

Depreciation and amortization
Trump Taj Mahal	$5.7	$9.5	$11.3	$19.2
Trump Plaza	2.7	1.0	5.3	2.0
Corporate and other	—	—	0.1	0.1
Total	$8.4	$10.5	$16.7	$21.3
Comparison of Three-Month Periods Ended June 30, 2011 and 2010

Trump Taj Mahal – Gaming revenues increased $0.7 million due to a $6.1 million increase in table games revenue partially offset by a $5.3 million decrease in slots revenue. The increase in table games revenue was due to a significant increase in hold percentage and a 2.9% increase in amounts wagered on table games partially offset by a decrease in poker revenue. The decrease in slots revenue was principally due to a 12.2% decrease in slot handle. Net revenues decreased $5.2 million principally due to a $4.3 million increase in gaming promotional allowances and a decrease in cash rooms, food and beverage and other revenues.

Income from operations was $11.2 million during the three months ended June 30, 2011 compared to $0.4 million during the three months ended June 30, 2010. Income from operations increased $10.8 million as the decrease in net revenues was more than offset by a $16.0 million decrease in operating expenses. Total operating expenses decreased principally due to: a $4.7 million decrease in payroll and related costs due to the reductions in workforce implemented in late 2010; a $3.8 million decrease in depreciation, principally due to the write-down of property and equipment in connection with fresh-start reporting; a $2.4 million decrease in promotional costs; a $1.8 million decrease in general and administrative costs; a $1.7 million decrease in the cost of food, beverage and other sales; and a $1.6 million decrease in marketing and advertising costs.
Trump Plaza – Gaming revenues decreased $9.3 million due to a $5.1 million decrease in table games revenue and a $4.2 million decrease in slot revenue. The decrease in table games revenue was due to a significant decrease in table hold percentage and a 10.0% decrease in amounts wagered. Slot revenue decreased principally due to a 17.7% decrease in slot handle. Net revenues decreased $11.6 million due to the decrease in gaming revenues and a $2.4 million increase in gaming promotional allowances.
Loss from operations was $3.0 million during the three months ended June 30, 2011 compared to $0.3 million during the three months ended June 30, 2010. The increase in loss from operations was due to the lower net revenues partially offset by an $8.3 million decrease in operating expenses. The decrease in operating expenses was primarily attributable to a $5.9 million decrease in payroll and related costs due to the reductions in workforce implemented in late 2010; a $1.5 million decrease in promotional costs; a $1.2 million decrease in general and administrative costs; a $0.9 million decrease in gaming taxes due to the lower gaming revenues; and a $0.4 million decrease in marketing and entertainment costs. The decreases were partially offset by a $1.7 million increase in depreciation expense, principally due to the increase to property and equipment in connection with fresh-start reporting.
Corporate and Other – Corporate and other expenses decreased $1.9 million, principally due to a decrease in insurance costs, expense recognized during 2010 related to the previous services agreement with Mr. Trump and payroll and related costs.
Interest Income – Interest income was $0.3 million during the three months ended June 30, 2011 compared to $0.2 million during the three months ended June 30, 2010, principally due to higher average invested cash and cash equivalents on hand.
Interest Expense – Interest expense was $10.8 million during the three months ended June 30, 2011 compared to $11.0 million during the three months ended June 30, 2010. Interest expense during the three months ended June 30, 2011 reflects significantly lower outstanding borrowings under the Amended and Restated Credit Agreement at a higher rate of interest as a result of our Plan of Reorganization.
Comparison of Six-Month Periods Ended June 30, 2011 and 2010

Trump Taj Mahal – Net revenues decreased $19.9 million principally due to an $11.0 million decrease in gaming revenues, a $7.4 million increase in gaming promotional allowances and a $1.5 million decrease in cash food and beverage and other revenues. Gaming revenues decreased due to a $10.1 million decrease in slots revenue and a $0.9 million decrease in table games revenue. The decrease in slot revenue was principally due to a 12.0% decrease in slot handle which was partially offset by the reversal of $1.0 million of progressive slot machine jackpot accruals in connection with the amendment of certain regulations relating to progressive slot machine jackpots which became effective during March 2011. The decrease in table games revenue was due to a $3.0 million decrease in poker revenue and a 1.7% decrease in amounts wagered on table games partially offset by an increase in hold percentage.

Income from operations was $11.5 million during the six months ended June 30, 2011 compared to a loss from operations of $1.1 million during the six months ended June 30, 2010. Income from operations increased $12.6 million as the decrease in net revenues was more than offset by a $32.5 million decrease in operating expenses. Total operating expenses decreased principally due to: a $9.2 million decrease in payroll and related costs due to the reductions in workforce implemented in late 2010; a $7.9 million decrease in depreciation, principally due to the write-down of property and equipment in connection with fresh-start reporting; a $4.9 million decrease in promotional costs; a $3.6 million decrease in general and administrative costs; a $2.8 million decrease in marketing and advertising costs; a $2.7 million decrease in the cost of food, beverage and other sales; a $1.6 million decrease in gaming taxes due to the lower gaming revenues; and a $1.3 million decrease in provisions for doubtful accounts. These decreases were partially offset by a $0.8 million increase in property taxes and a $0.7 million increase in utility costs.
Trump Plaza – Net revenues decreased $19.1 million principally due to a $17.4 million decrease in gaming revenues and a $3.0 million increase in gaming promotional allowances partially offset by $1.5 million recognized in connection with the business interruption claim. Gaming revenues decreased due to a $9.4 million decrease in slot revenue and an $8.0 million decrease in table games revenue. Slot revenue decreased principally due to an 18.4% decrease in slot handle which was partially offset by the reversal of $0.6 million of progressive slot machine jackpot accruals in connection with the amendment of certain regulations relating to progressive slot machine jackpots. The decrease in table games revenue was due to a significant decrease in table hold percentage and a 12.2% decrease in amounts wagered.
Loss from operations was $6.7 million during the six months ended June 30, 2011 compared to $3.3 million during the six months ended June 30, 2010 as the lower net revenues were partially offset by a $15.7 million decrease in operating expenses. The decrease in operating expenses was primarily attributable to a $9.9 million decrease in payroll and related costs due to the reductions in workforce implemented in late 2010; a $2.9 million decrease in promotional costs; a $2.1 million decrease in general and administrative costs; a $1.7 million decrease in gaming taxes due to the lower gaming revenues; a $1.4 million decrease in advertising, marketing and entertainment costs; and a $0.7 million decrease in the cost of food, beverage and other sales. The decreases were partially offset by a $3.3 million increase in depreciation expense, principally due to the increase to property and equipment in connection with fresh-start reporting.
Corporate and Other – Corporate and other expenses decreased $3.7 million, principally due to a decrease in insurance costs, payroll and related costs and expense recognized during 2010 related to the previous services agreement with Mr. Trump.
Interest Income – Interest income was $0.8 million during the six months ended June 30, 2011 compared to $0.5 million during the six months ended June 30, 2010, principally due to higher average invested cash and cash equivalents on hand.
Interest Expense – Interest expense was $22.1 million during the six months ended June 30, 2011 compared to $21.9 million during the six months ended June 30, 2010. Interest expense during the six months ended June 30, 2011 reflects significantly lower outstanding borrowings under the Amended and Restated Credit Agreement at a higher rate of interest as a result of our Plan of Reorganization.

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
Property and Equipment – Our operations are capital intensive and we make capital investments at each of our properties in the form of maintenance capital and, from time to time, expansion and product enhancement capital. At June 30, 2011, we had approximately $415.7 million of net property and equipment recorded on our balance sheet. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimates of the useful lives are based on the nature of the assets as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record additional impairment charges for these assets.
Intangible Assets – We had $8.7 million of intangible assets recorded on our balance sheet at June 30, 2011. We regularly evaluate our businesses for potential impairment indicators. Additionally, we perform impairment testing related to our indefinite-lived intangible assets at least annually. Our judgments regarding the existence of impairment indicators are based on, among other things, pending sales of assets, the regulatory and competitive status, operational performance of each of our businesses, and financial market valuations of conditions surrounding our business entities and the gaming industry. Future events, such as the failure to meet or exceed our operating plans, increased competition, the enactment of increased gaming or tax rates, or changes in market valuations could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.
TrumpONE Liability – Our unified player’s program, TrumpONE, allows customers to accumulate certain point-based rewards based on the volume of their gaming activity. TrumpONE customers may earn “comp dollars” redeemable for complimentary food, beverage and retail items and “slot dollars” which are redeemable for slot machine credits. Comp dollars and slot dollars accumulate over time and may be redeemed at the customer’s discretion under the terms of the program. Comp dollars and slot dollars are forfeited if a customer does not redeem earned rewards over a specified period of time. As a result of the ability of the customer to accumulate comp dollars and slot dollars, we accrue the associated expense, after giving effect to estimated forfeitures, as they are earned. At June 30, 2011, $2.0 million was accrued related to comp dollars and $0.8 million was accrued related to slot dollars earned under this program. Our accruals could be significantly affected if estimated forfeitures vary from historical levels or changes occur in the cost of providing complimentary food, beverage and retail items under the TrumpONE program. Management reviews our accruals for adequacy at the end of each reporting period.
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
The following table provides information about our debt obligations existing as of June 30, 2011. The following table presents principal cash flows and interest rates by expected maturity date of such debt obligations, except capitalized lease obligations.

(Dollars in millions)	Remainder of 2011	2012	2013	2014	2015	Thereafter	Total
Fixed rate debt maturities	$1.7	$3.5	$3.5	$3.5	$290.8	$—	$303.0
Interest rate	12.0%	12.0%	12.0%	12.0%	12.0%	12.0%
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

10.1	Omnibus Amendment to Asset Purchase Agreement, dated as of May 23, 2011

31.1	Certification by the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from Trump Entertainment Resorts Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUMP ENTERTAINMENT RESORTS, INC.
(Registrant)

Date:	August 8, 2011	By:	/s/ DAVID R. HUGHES
David R. Hughes
Chief Financial Officer of Trump Entertainment Resorts, Inc.

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Omnibus Amendment to Asset Purchase Agreement, dated as of May 23, 2011

31.1	Certification by the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from Trump Entertainment Resorts Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.