Form 10-Q
period 2011-09-30
TRUMP ENTERTAINMENT RESORTS, INC.
filed 2011-11-04
CIK 943320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2011

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of November 4, 2011, there were 10,714,286 shares of common stock of Trump Entertainment Resorts, Inc. outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRUMP ENTERTAINMENT RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share and per share data)

	September 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$71,853	$76,567
Accounts receivable, net	18,444	22,203
Accounts receivable, other	3,941	3,891
Property taxes receivable	4,917	3,983
Inventories	2,277	3,071
Deferred income taxes	556	556
Prepaid expenses and other current assets	6,462	13,621
Assets held for sale	—	44,249
Total current assets	108,450	168,141

Net property and equipment	409,666	429,571

Other assets
Restricted cash	12,854	29,375
Intangible assets	8,700	8,700
Property taxes receivable	4,678	9,244
Casino Reinvestment Development Authority investments, net	39,838	38,647
Other assets	18,349	21,332
Total other assets	84,419	107,298
Total assets	$602,535	$705,010

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$4,092	$4,119
Accounts payable	25,050	40,862
Accrued payroll and related expenses	14,698	21,785
Income taxes payable	8,348	8,348
Accrued interest payable	15,921	13,690
Self-insurance reserves	15,833	16,369
Other current liabilities	20,650	29,785
Liabilities related to assets held for sale	—	3,934
Total current liabilities	104,592	138,892

Long-term debt, net of current maturities	300,580	347,368
Deferred income taxes	556	556
Other long-term liabilities	18,683	19,384

Stockholders' equity:
Preferred stock:
$.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock:
$.001 par value; 20,000,000 shares authorized, 10,714,286 shares issued and outstanding	11	11
Additional paid-in capital	225,132	225,047
Accumulated deficit	(47,019)	(26,248)
Total stockholders' equity	178,124	198,810
Total liabilities and stockholders' equity	$602,535	$705,010
See accompanying notes to consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except share and per share data)

	Reorganized Company		Predecessor Company
		Period From
	Three Months	July 16, 2010	Period From
	Ended	Through	July 1, 2010
	September 30,	September 30,	Through
	2011	2010	July 15, 2010
Revenues:
Gaming	$128,277	$135,788	$32,267
Rooms	22,889	20,203	4,417
Food and beverage	17,016	19,961	4,461
Other	5,691	9,760	2,677
	173,873	185,712	43,822
Less promotional allowances	(41,766)	(49,032)	(10,983)
Net revenues	132,107	136,680	32,839
Costs and expenses:
Gaming	54,354	63,485	14,693
Rooms	5,116	4,561	901
Food and beverage	9,113	9,595	2,268
General and administrative	43,152	41,400	17,323
Corporate and other	2,557	9,033	765
Corporate—related party	98	8	87
Depreciation and amortization	5,838	6,545	1,793
	120,228	134,627	37,830
Income (loss) from operations	11,879	2,053	(4,991)

Net gain on reorganization related items and fresh start adjustments	—	—	739,478

Non-operating income (expense):
Interest income	241	276	33
Interest expense	(10,241)	(9,637)	(1,839)
	(10,000)	(9,361)	(1,806)
Income (loss) before income taxes and discontinued operations	1,879	(7,308)	732,681
Income taxes	—	—	—
Income (loss) from continuing operations	1,879	(7,308)	732,681
(Loss) income from discontinued operations:
Trump Marina	(114)	(2,345)	10,588
(Loss) income from discontinued operations	(114)	(2,345)	10,588
Net income (loss)	$1,765	(9,653)	743,269
Less: Net loss attributable to the noncontrolling interest			11,097
Net income attributable to Trump Entertainment Resorts, Inc.			$754,366
Net income (loss) per share attributable to Trump Entertainment Resorts, Inc. common shareholders—basic:
Continuing operations	$0.17	$(0.68)	$23.75
Discontinued operations	(0.01)	(0.22)	0.37
Basic net income (loss) per share	$0.16	$(0.90)	$24.12

Net income (loss) per share attributable to Trump Entertainment Resorts, Inc. common shareholders—diluted:
Continuing operations	$0.17	$(0.68)	18.03
Discontinued operations	(0.01)	(0.22)	0.26
Diluted net income (loss) per share	$0.16	$(0.90)	18.29

Weighted average shares outstanding—basic	10,767,858	10,714,286	31,270,345
Weighted average shares outstanding—diluted	10,875,002	10,714,286	40,647,829
See accompanying notes to consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except share and per share data)

	Reorganized Company		Predecessor Company
		Period From
	Nine Months	July 16, 2010	Period From
	Ended	Through	January 1, 2010
	September 30,	September 30,	Through
	2011	2010	July 15, 2010
Revenues:
Gaming	$381,389	$135,788	$313,726
Rooms	58,437	20,203	41,267
Food and beverage	47,815	19,961	40,792
Other	18,178	9,760	16,393
	505,819	185,712	412,178
Less promotional allowances	(131,545)	(49,032)	(98,108)
Net revenues	374,274	136,680	314,070
Costs and expenses:
Gaming	167,110	63,485	157,660
Rooms	12,906	4,561	8,995
Food and beverage	25,766	9,595	22,000
General and administrative	126,712	41,400	110,933
Corporate and other	7,286	9,033	8,291
Corporate—related party	293	8	1,128
Depreciation and amortization	22,525	6,545	23,114
	362,598	134,627	332,121
Income (loss) from operations	11,676	2,053	(18,051)

Net gain on reorganization related items and fresh start adjustments	—	—	729,049

Non-operating income (expense):
Interest income	1,040	276	512
Interest expense	(32,291)	(9,637)	(23,768)
Income related to deed amendment	5,465	—	—
	(25,786)	(9,361)	(23,256)
(Loss) income before income taxes and discontinued operations	(14,110)	(7,308)	687,742
Income taxes	—	—	—
(Loss) income from continuing operations	(14,110)	(7,308)	687,742
(Loss) income from discontinued operations:
Trump Marina	(6,661)	(2,345)	2,797
(Loss) income from discontinued operations	(6,661)	(2,345)	2,797
Net (loss) income	$(20,771)	$(9,653)	690,539
Less: Net loss attributable to the noncontrolling interest			23,489
Net income attributable to Trump Entertainment Resorts, Inc.			$714,028
Net (loss) income per share attributable to Trump Entertainment Resorts, Inc. common shareholders—basic:
Continuing operations	$(1.31)	$(0.68)	$22.65
Discontinued operations	(0.62)	(0.22)	0.18
Basic net (loss) income per share	$(1.93)	$(0.90)	$22.83

Net (loss) income per share attributable to Trump Entertainment Resorts, Inc. common shareholders— diluted:
Continuing operations	$(1.31)	$(0.68)	$16.92
Discontinued operations	(0.62)	(0.22)	0.07
Diluted net (loss) income per share	$(1.93)	$(0.90)	$16.99

Weighted average shares outstanding—basic	10,767,858	10,714,286	31,270,345
Weighted average shares outstanding—diluted	10,767,858	10,714,286	40,647,829
See accompanying notes to consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share data)

	Shares	Common Stock	Shares	Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

Balance, December 31, 2010	10,714,286	$11	—	$—	$225,047	$(26,248)	$198,810
Stock-based compensation expense					85		85
Net loss						(20,771)	(20,771)
Balance, September 30, 2011	10,714,286	$11	—	$—	$225,132	$(47,019)	$178,124

See accompanying notes to consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Reorganized Company		Predecessor Company
		Period From	Period
	Nine Months	July 16, 2010	From
	Ended	Through	January 1, 2010
	September 30,	September 30,	Through
	2011	2010	July 15, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(20,771)	$(9,653)	$690,539
Adjustments to reconcile net (loss) income to net cash flows used in operating activities:
Depreciation and amortization	22,525	6,545	23,114
Provisions for losses on receivables	4,393	1,333	4,523
Valuation allowance—CRDA investments	1,190	533	8,618
Accretion of interest income related to property tax settlement	(336)	(126)	(327)
Stock-based compensation expense	85	—	119
Gain on sale of assets	(248)	—	—
Non-cash reorganization related items	—	—	(789,080)
Changes in operating assets and liabilities:
Increase in receivables	(4,551)	(941)	(3,134)
Decrease in inventories	794	6	119
Decrease in property taxes receivable	3,641	—	3,641
Decrease (increase) in other current assets	4,347	91	(23)
Increase in restricted cash	(5,465)	—	—
Decrease (increase) in other assets	3,476	(3,189)	2,974
(Decrease) increase in accounts payable and other current liabilities	(21,825)	(15,668)	43,161
Increase (decrease) in accrued interest payable	2,231	(888)	2,903
Decrease in other long-term liabilities	(701)	(171)	(659)
Net cash flows used in continuing operating activities	(11,215)	(22,128)	(13,512)
Net cash flows provided by (used in) discontinued operating activities	60	(1,654)	4,496
Net cash flows used in operating activities	(11,155)	(23,782)	(9,016)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(9,831)	(733)	(2,326)
Purchases of CRDA investments	(4,686)	—	(5,367)
Proceeds from CRDA investments	1,882	—	—
Proceeds from sales of fixed assets	4,003	—	—
Decrease in restricted cash	6,236	—	—
Net cash flows used in continuing investing activities	(2,396)	(733)	(7,693)
Net cash flows provided by (used in) discontinued investing activities	30,884	(133)	(2,014)
Net cash flows provided by (used in) investing activities	28,488	(866)	(9,707)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of term loans	(46,349)	(125,835)	(2,458)
Decrease in restricted cash	15,750	—	—
Repayments of other long-term debt	(466)	(162)	(318)
Borrowings under DIP Note Purchase Agreement	—	—	10,000
Repayments under DIP Note Purchase Agreement	—	(10,000)	—
Proceeds from Rights Offering	—	225,000	—
Cash distribution to holders of Senior Notes	—	(580)	—
Net cash flows (used in) provided by continuing financing activities	(31,065)	88,423	7,224
Net (decrease) increase in cash and cash equivalents	(13,732)	63,775	(11,499)
Cash and cash equivalents at beginning of period, including cash reflected in assets held for sale	85,585	54,585	66,084
Cash and cash equivalents at end of period	$71,853	$118,360	$54,585

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	30,060	8,670	$22,736
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

(2) Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report, which are available on the SEC’s website at www.sec.gov or our website at www.trumpcasinos.com.
In preparing the accompanying unaudited consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after September 30, 2011.
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
Accounting Impact of Chapter 11 Case
From the filing on the Petition Date to the Consummation Date, our predecessor company operated as a debtor-in-possession under the jurisdiction of the Bankruptcy Court. Accordingly, the consolidated financial statements for periods from

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(dollars in thousands, except share and per share data)

the Petition Date through the Consummation Date were prepared in accordance with ASC Topic 852 – “Reorganizations” (“ASC 852”) which requires separate reporting of certain expenses relating to the Debtors’ Chapter 11 Case as reorganization items. ASC 852 also requires the reporting of pre-petition liabilities subject to compromise on the balance sheet at an estimate of the amount ultimately allowable by the Bankruptcy Court.

The following table summarizes the net gain on reorganization related items and fresh start adjustments related to our continuing operations for the periods indicated:

	Period From	Period From
	July 1, 2010	January 1, 2010
	Through	Through
	July 15, 2010	July 15, 2010
Professional fees and other expenses	$(38,511)	$(48,940)
Cancellation of indebtedness income	1,407,634	1,407,634
Revaluation of assets and liabilities in connection with fresh-start reporting	(674,876)	(674,876)
Effect of reorganization and fresh-start reporting on deferred taxes	45,231	45,231
Net gain on reorganization related items and fresh start adjustments	$739,478	$729,049
The Company was required to accrue interest expense during the Chapter 11 Case only to the extent that it was probable that such interest would be paid pursuant to the proceedings. During 2010, the Company did not record contractual interest expense on its Senior Secured Notes due 2015 (the “Senior Notes”). The Company recorded interest expense under the contractual terms of its $493,250 pre-petition first lien credit facility (as amended, the “2007 Credit Agreement”) and its $24,000 secured debtor-in-possession facility (the “DIP Note Purchase Agreement”), by and among the Debtors, Wilmington Trust FSB, as administrative agent and collateral agent and the note purchasers party to the DIP Note Purchase Agreement. Total consolidated interest expense would have been $7,103 during the period from July 1, 2010 through July 15, 2010 and $90,113 during the period from January 1, 2010 through July 15, 2010 had the Company recorded interest expense under the terms of its contractual agreements.

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

Assets Held for Sale

Long-lived assets are considered held for sale when certain criteria are met, including whether management (having the authority to approve the action) has committed to a plan to sell the asset, whether the asset is available for sale in its present condition and whether a sale of the asset is probable within one year of the reporting date. Long-lived assets that are classified as held for sale are reported at the lower of the assets’ carrying amount or fair value less costs related to the assets’ disposition and are no longer depreciated. Although the Company is currently evaluating certain strategic alternatives with respect to certain of its long-lived assets, including its off-site warehouse, the office building formerly used as its corporate headquarters and a potential sale of Trump Plaza, the accompanying financial statements do not present such long-lived assets as assets held for sale as all of the criteria required under ASC 360 - “Property, Plant and Equipment” (“ASC 360”) were not met as of the reporting date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(dollars in thousands, except share and per share data)

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update No. 2011-09, “Compensation - Retirement Benefits - Multiemployer Plans (Subtopic 715-80),” (“ASU 2011-09”). ASU 2011-09 requires that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The additional quantitative and qualitative disclosures will provide users with more detailed information about an employer’s involvement in multiemployer pension plans. ASU 2011-09 is effective for public entities for fiscal years ending after December 15, 2011, with a one year deferral for non-public entities. The adoption of this standard will expand the Company’s multiemployer pension plan disclosures in the notes to its financial statements.

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

During March 2011, certain amendments to the New Jersey Casino Control Act (the “Act”) became effective which, among other things, allowed a casino licensee to terminate a progressive slot machine jackpot or in-house linked progressive slot machine jackpots by providing a minimum of thirty days notice to patrons provided that such game is permanently removed from all of its casino floors. In connection with this amendment, in March 2011, we recognized $2,044 of income representing the reversal of progressive slot machine jackpot accruals in accordance with the guidance issued by the FASB. Such amount is included in Gaming revenues during the nine months ended September 30, 2011.

During April 2011, certain amendments to the Act became effective which, among other things, allowed a casino licensee to terminate table game progressive payout wagers by providing a minimum of thirty days notice to patrons provided that such game is permanently removed from all of its casino floors. In connection with this amendment, we recognized $334 of income during the nine months ended September 30, 2011 representing the reversal of accruals related to table game progressive payout wagers.
Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

(3) Trump Marina Discontinued Operations and Assets Held for Sale

On May 24, 2011, the Company and its subsidiary, Trump Marina Associates, LLC, completed the sale of Trump Marina (the “Property”) to Golden Nugget Atlantic City, LLC (“Golden Nugget”), an affiliate of Landry's Restaurants, Inc., pursuant to the Asset Purchase Agreement dated as of February 11, 2011, as amended (the “Asset Purchase Agreement”).  Pursuant to the Asset Purchase Agreement, at the closing, Golden Nugget acquired substantially all of the assets of, and assumed certain liabilities related to, the business conducted at the Property. A copy of the original Asset Purchase Agreement executed on February 11, 2011 was attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 17, 2011. A copy of the May 23, 2011 amendment to the Asset Purchase Agreement was filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2011.

The cash proceeds of the sale were $37,348, after giving effect to certain adjustments as of the closing date as set forth in the Asset Purchase Agreement and before transaction expenses.  The proceeds are subject to certain post-closing adjustments, including adjustments based on working capital balances as of the closing of the sale, as set forth in the Asset Purchase Agreement.   In connection with the sale of the Property, the Company (i) repaid $30,000 of debt outstanding under its secured credit facility with Beal Bank, SSB (“Beal Bank”), as agent, and Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP (collectively, “Icahn Partners”), as lenders, utilizing $28,000 of net cash proceeds from the sale of the Property and $2,000 of other restricted cash and (ii) recognized a loss on disposal within its discontinued operations of $1,240 during the nine months ended September 30, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(dollars in thousands, except share and per share data)

The following table provides a summary of Trump Marina's discontinued operations presented in our consolidated statements of operations for all periods presented:

	Reorganized Company			Predecessor Company
			Period From	Period From
	Three Months	Nine Months	July 16, 2010	July 1, 2010	Period From
	Ended	Ended	Through	Through	January 1, 2010
	September 30,	September 30,	September 30,	July 15,	Through
	2011	2011	2010	2010	July 15, 2010
Gaming revenues	$—	$48,242	$31,895	$7,868	$79,480
Net revenues	—	45,074	32,545	7,835	76,297
Depreciation and amortization	—	481	1,023	111	1,449
(Loss) income from discontinued operations	(114)	(6,661)	(2,345)	10,588	2,797

Assets held for sale and liabilities related to assets held for sale at December 31, 2010 were as follows:

December 31,
2010
Assets held for sale:
Cash	$9,018
Property and equipment, net	34,417
Other assets	814
Total assets held for sale	44,249

Liabilities related to assets held for sale:
Accrued expenses	$2,553
Deposits and other	1,381
Total liabilities related to assets held for sale	$3,934

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

(4) Sale of the Steel Pier

In August 2011, the Company sold the Steel Pier, an Atlantic City landmark of approximately 425,000 square feet located across the Boardwalk from Trump Taj Mahal, to an entity affiliated with the Steel Pier's long-time tenant for a sale price of $4,250. The tenant operated the amusement park on the Steel Pier under a lease which would have continued in effect until December 31, 2016. The net cash proceeds of this sale of $3,500, were used to make a mandatory principal payment under the Company's secured credit facility with Beal Bank, as agent and Icahn Partners, as lenders.

In September 2011, the Company sold the “skybridge” which extends over the Boardwalk connecting Trump Taj Mahal to the Steel Pier to the same entity that purchased the Steel Pier. The net cash proceeds of this sale of $250, were also used to make a mandatory principal payment under the Company's secured credit facility with Beal Bank, as agent and Icahn Partners, as lenders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(dollars in thousands, except share and per share data)

(5) Evacuation and Closure of Facilities

In connection with a mandate from the State of New Jersey to evacuate southern New Jersey's barrier islands due to anticipated severe weather and flooding, Atlantic City's casinos closed on August 26, 2011 and reopened on August 29, 2011. Trump Taj Mahal and Trump Plaza sustained only minor physical damage. The Company believes that its operations were negatively affected before, during and after the shutdown and estimates that the adverse effect on its income from operations was between $6,000 and $7,000.

(6) Debt
As of September 30, 2011 and December 31, 2010, our debt consisted of the following:

	September 30, 2011	December 31, 2010
Senior Secured Credit Facility:
Term Loans - maturing December 31, 2015, interest and principal payments due quarterly at 12.0%	$298,419	$344,768
Other:
Capitalized lease obligations, payments due at various dates through 2028, secured by slot and other equipment, interest at 8.5% to 12.0%	6,253	6,719
Total long-term debt	304,672	351,487
Less: current maturities	(4,092)	(4,119)
Long-term debt, net of current maturities	$300,580	$347,368

Amended and Restated Credit Agreement - On the Consummation Date, TER Holdings, TER and certain subsidiaries of TER (the “Subsidiary Guarantors”), each as reorganized pursuant to the Plan of Reorganization, entered into an Amended and Restated Credit Agreement (as amended, the “Amended and Restated Credit Agreement”) with Beal Bank, as collateral agent and administrative agent, and Icahn Partners, as initial lenders.

On September 21, 2010, TER and certain of its subsidiaries (as reorganized, the “Reorganized Debtors”) entered into a Global Settlement Agreement (the “Settlement Agreement”), dated as of September 21, 2010, with Beal Bank, in its capacity as administrative agent and collateral agent under the 2007 Credit Agreement and under the Amended and Restated Credit Agreement and as a prior lender under the 2007 Credit Agreement, and Icahn Partners. On October 5, 2010, the Bankruptcy Court approved the Settlement Agreement. The Settlement Agreement became effective on October 6, 2010. Pursuant to the Settlement Agreement, the parties agreed to amend the Amended and Restated Credit Agreement pursuant to the Third Amendment, which became effective on the effective date of the Settlement Agreement. Under the Third Amendment, which by its terms was retroactive to the Consummation Date (July 16, 2010), the initial principal amount of the interest-bearing portion of the term loans (collectively, “Term Loans”) under the Amended and Restated Credit Agreement as of the Consummation Date was increased from $334,000 to $346,500, and the approximately $22,375 non-interest portion of the initial principal amount of the term loans under the Amended and Restated Credit Agreement was eliminated in its entirety (and references to the non-interest portion of the term loans in the Amended and Restated Credit Agreement were deleted). As a result, the total principal amount outstanding under the Amended and Restated Credit Agreement decreased from approximately $356,375 to $346,500. The remaining terms of the Amended and Restated Credit Agreement remained unaltered except as otherwise required to implement the Settlement Agreement.

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

TER Holdings may elect, at its option, to prepay Term Loans outstanding under the Amended and Restated Credit Agreement, subject, during the eighteen (18) month period after the Consummation Date, to a prepayment premium of: (x) in the case of an optional prepayment made during the period from the Consummation Date to the date that is six (6) calendar months thereafter (the “Six Month Date”), 2.00% of the aggregate principal amount of the Term Loans then being prepaid and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(dollars in thousands, except share and per share data)

(y) in the case of an optional prepayment made during the period following the Six Month Date to the date that is twelve (12) calendar months thereafter, 1.00% of the aggregate principal amount of the Term Loans then being prepaid. To date, no optional prepayment has been made. TER Holdings may be required to make mandatory prepayments of the Term Loans in connection with asset dispositions, debt and equity issuances and extraordinary receipts. On March 31, 2011, in addition to its scheduled quarterly principal amortization payment, TER Holdings made a $10,000 mandatory prepayment of the Term Loans utilizing proceeds from certain extraordinary receipts during 2010. In connection with the sale of Trump Marina, TER Holdings made a $30,000 mandatory prepayment of the Term Loans utilizing $28,000 of net cash proceeds from the sale of the Property and $2,000 of proceeds from certain extraordinary receipts. In connection with the sales of the Steel Pier and the skybridge, TER Holdings made mandatory prepayments of the Term Loans totaling $3,750 with the net cash proceeds from the sales.

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

Under the Amended and Restated Credit Agreement, the Company and its subsidiaries are subject to certain affirmative and negative covenants. The negative covenants impose restrictions with respect to, among other things, (i) incurring liens, (ii) incurring debt, (iii) mergers or consolidations, (iv) sales or other dispositions of assets, (v) investments, (vi) dividends or distributions on, or repurchases of, equity interests, (vii) prepaying or repurchasing debt and (viii) certain capital expenditures. The Amended and Restated Credit Agreement contains customary event of default and remedy provisions, including a provision stating that an event of default includes any termination or expiration of the Second Amended and Restated Trademark License Agreement entered into on the Consummation Date (the “Trademark License Agreement”) or the issuance of an injunction or similar order against the Company under the Trademark License Agreement. A copy of the Trademark License Agreement was attached as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on July 20, 2010. As of September 30, 2011, the Company was in compliance with the terms of the Amended and Restated Credit Agreement.
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
On the Consummation Date, pursuant to the Plan of Reorganization, the Senior Notes were canceled and the lenders under the 2007 Credit Agreement received, in full and final satisfaction of their claims, $125,000 in cash from the proceeds of the $225,000 equity contribution made pursuant to the rights offering to eligible holders of the Senior Notes and general unsecured claims (the “Rights Offering”) and new term loans as set forth in the Amended and Restated Credit Agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(dollars in thousands, except share and per share data)

(7) Earnings (Loss) Per Share
The computations of basic and diluted net income (loss) per share attributable to TER common stockholders for the periods presented are as follows:

	Reorganized Company
			Period From
	Three Months	Nine Months	July 16, 2010
	Ended	Ended	Through
	September 30,	September 30,	September 30,
	2011	2011	2010
Numerator for basic and diluted earnings per share:
Income (loss) from continuing operations	$1,879	$(14,110)	$(7,308)
Loss from discontinued operations	(114)	(6,661)	(2,345)
Net income (loss)	$1,765	$(20,771)	$(9,653)

Denominator:
Denominator for basic earnings per share - Weighted average shares outstanding	10,767,858	10,767,858	10,714,286
Effect of dilutive securities:
Restricted stock awards	107,144	—	—
Denominator for diluted earnings per share - Weighted average shares outstanding	10,875,002	10,767,858	10,714,286

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.17	$(1.31)	$(0.68)
Loss from discontinued operations	(0.01)	(0.62)	(0.22)
Basic net income (loss) per share	$0.16	$(1.93)	$(0.90)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.17	$(1.31)	$(0.68)
Loss from discontinued operations	(0.01)	(0.62)	(0.22)
Diluted net income (loss) per share	$0.16	$(1.93)	$(0.90)

 Potentially dilutive common shares excluded from the computation of diluted net income (loss) per share due to anti-dilution for the periods presented above are as follows:

	Reorganized Company
			Period From
	Three Months	Nine Months	July 16, 2010
	Ended	Ended	Through
	September 30,	September 30,	September 30,
	2011	2011	2010
Potentially dilutive common shares:
Restricted stock awards	160,716	267,860	—
Warrants	535,714	535,714	535,714
Total	696,430	803,574	535,714

On the Consummation Date pursuant to the Plan of Reorganization, warrants were issued to Donald J. Trump ("Mr. Trump") to purchase up to 535,714 shares of the Company's common stock at an exercise price of $123.74 per share, subject to certain anti-dilution provisions set forth therein.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(dollars in thousands, except share and per share data)

	Predecessor Company
	Period From	Period From
	July 1, 2010	January 1, 2010
	Through	Through
	July 15,	July 15,
	2010	2010
Numerator for basic earnings (loss) per share:
Loss from continuing operations	$742,671	$708,293
Loss from discontinued operations	11,695	5,735
Net loss attributable to TER common shareholders	$754,366	$714,028

Numerator for diluted earnings (loss) per share:
Income from continuing operations	742,671	708,293
Addback: Minority interest to reflect dilution of exchangeable limited partnership interest	(9,990)	(20,551)
Income from continuing operations for diluted earnings per share calculation	732,681	687,742

Income from discontinued operations	11,695	5,735
Addback: Minority interest to reflect dilution of exchangeable limited partnership interest	(1,107)	(2,938)
Income from discontinued operations for diluted earnings per share calculation	10,588	2,797

Denominator:
Denominator for basic earnings per share - Weighted average shares outstanding	31,270,345	31,270,345
Effect of dilutive securities:
Exchangeable limited partnership interests	9,377,484	9,377,484
Denominator for diluted earnings per share - Adjusted weighted average shares outstanding	40,647,829	40,647,829

Basic net loss per share:
Loss from continuing operations	$23.75	$22.65
Loss from discontinued operations	0.37	0.18
Net loss attributable to TER common shareholders	$24.12	$22.83

Diluted net loss per share:
Loss from continuing operations	$18.03	$16.92
Loss from discontinued operations	0.26	0.07
Net loss attributable to TER common shareholders	$18.29	$16.99
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(dollars in thousands, except share and per share data)

(8) Income Taxes
We did not record a tax provision during the three and nine months ended September 30, 2011 and 2010.
At September 30, 2011, we had unrecognized tax benefits of approximately $41,224, including interest. In accordance with ASC Topic 805 – “Business Combinations” (“ASC 805”), $15,027 of unrecognized tax benefits would affect our effective tax rate for continuing operations, if recognized, and $6,130 would be recorded as a reduction to income tax expense for discontinued operations, if recognized. As of September 30, 2011, it was reasonably possible that certain unrecognized tax benefits related to income tax examinations totaling $8,348 would be settled during the next twelve months.
We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties as a component of income tax expense. We recognized potential interest associated with uncertain tax positions of $774 and $2,247 during the three and nine months ended September 30, 2011 and $540 for the period July 16, 2010 through September 30, 2010 and $1,158 for the period January 1, 2010 through July 15, 2010, respectively. At September 30, 2011, we had $15,824 accrued for the payment of interest on uncertain tax positions. In accordance with ASC 805, to the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of interest expense.

Federal and State Income Tax Audits
Tax years 2006 through 2010 remain subject to examination by the federal tax authority. Tax years 1995 through 2010 remain subject to examination by state tax jurisdictions.
At September 30, 2011, we had accrued $1,043 to reflect the expected federal tax liability (including interest) for the period from January 1, 2005 through December 21, 2005, the date of the sale of our former subsidiary, Trump Indiana, Inc. to Majestic Star Casino, LLC (“Majestic Star”), resulting from agreed upon IRS audit adjustments for 1996 through 2004. Additionally, we have accrued a liability of $642 related to the impact on state income taxes (including interest) resulting from agreed upon IRS audit adjustments for 1996 through December 21, 2005. In accordance with the terms of our Stock Purchase Agreement with Majestic Star, TER Holdings has retained the liability for expected federal and state income taxes (including interest) related to Trump Indiana, Inc. for the tax years 1995 through December 21, 2005.
From 2002 through 2006, state income taxes for our New Jersey operations were computed under the alternative minimum assessment method. We have asserted our position that New Jersey partnerships were exempt from these taxes and, as such, have not remitted payments of the amounts provided. The New Jersey Division of Taxation has issued an assessment to collect the unpaid taxes for the tax years 2002 and 2003. At September 30, 2011, we have accrued $35,295 for taxes and interest relating to this alternative minimum tax assessment for 2002 and 2003, as well as the open years 2004 through 2006. We are currently in discussions with the New Jersey Division of Taxation regarding settlement of these assessments and related claims filed in connection with the Company's bankruptcy proceedings.
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
Tax Distributions
TER Holdings’ partnership agreement, as in effect prior to the Consummation Date, required distributions to its partners sufficient in amount to cover all federal, state and local income taxes incident to their ownership of TER Holdings, including special allocations of income, gains, losses, deductions and credits. TER Holdings did not make any distributions for taxes during the period from January 1, 2010 through July 15, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(dollars in thousands, except share and per share data)

On the Consummation Date, all equity interests in TER Holdings were canceled and a new partnership agreement for TER Holdings was executed between the Company, as general partner of TER Holdings, and TERH LP Inc., a newly formed wholly owned subsidiary of the Company, as limited partner of TER Holdings. TER Holdings’ new partnership agreement requires distributions to its partners sufficient in amount to cover all federal, state and local income taxes incident to their ownership of TER Holdings, including special allocations of income, gains, losses, deductions and credits. TER Holdings did not make any distributions for taxes during the nine months ended September 30, 2011.

(9) Income Related to Deed Amendment

Pursuant to an Agreement (the “2011 Trump Plaza/Boardwalk Agreement”) entered into on March 14, 2011 between Trump Plaza Associates and Boardwalk Florida Enterprises, LLC (“Boardwalk”), the owner of certain real property in Atlantic City that was acquired from Trump Plaza Associates in 2005, Trump Plaza Associates and Boardwalk agreed that the deed provision restricting the development of gaming activities on such real property would be discharged and released and replaced with new contractual restrictions set forth in the 2011 Trump Plaza/Boardwalk Agreement. In connection with its execution of the 2011 Trump Plaza/Boardwalk Agreement and the related deed modification, the Company received $5,465 on March 14, 2011. Such amount is reflected in non-operating income in the statement of operations during the nine months ended September 30, 2011.

(10) Insurance Proceeds

On July 16, 2010, Trump Plaza was temporarily closed due to a leak in a water main managed by the utility company that provides Trump Plaza with the necessary cold water for its air conditioning. Trump Plaza reopened the majority of its operations on July 18, 2010 after temporary cooling systems were put in place to remediate the problem. Trump Plaza became fully operational on July 22, 2010. The Company filed a business interruption claim with its insurance carrier and received insurance proceeds totaling $2,085, of which $1,522 was received during 2011. The Company recognized the $1,522 of insurance proceeds as other revenues during the nine months ended September 30, 2011.

(11) Fair Value Measurements
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

The fair value measurements relating to our net property and equipment, intangible assets and Casino Reinvestment Development Authority (“CRDA”) bonds and deposits were determined using inputs within Level 2 of ASC 820’s hierarchy. The amounts recorded related to property and equipment, intangible assets and CRDA bonds and deposits are classified within property and equipment, intangible assets and Casino Reinvestment Development Authority investments, net, respectively, on the consolidated balance sheets as of September 30, 2011 and December 31, 2010. CRDA assets are discussed further in Note 12.

(12) Commitments and Contingencies
Casino Reinvestment Development Authority Obligations – As required by the provisions of the Act, a casino licensee must pay an investment alternative tax of 2.5% of its gross casino revenues as defined in the Act. However, pursuant to contracts with the CRDA, Trump Taj Mahal, Trump Plaza and Trump Marina (collectively, the “Trump Entities”) each pay 1.25% of their gross casino revenues to the CRDA (the “CRDA Payment”) to fund qualified investments as defined in the Act and such CRDA Payment entitles each such casino property to an investment tax credit in an amount equal to twice the amount of the CRDA Payment against the 2.5% investment alternative tax. Qualified investments may include the purchase of bonds issued by the CRDA at a below market rate of interest, direct investment in projects or donation of funds to projects as determined by the CRDA. Pursuant to the contracts with the CRDA, each of the casino properties is required to make quarterly

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(dollars in thousands, except share and per share data)

deposits with the CRDA to satisfy its investment obligations. We recognized expense related to our continuing operations of $374 and $1,190 during the three and nine months ended September 30, 2011, respectively, and $533 during the period from July 16, 2010 through September 30, 2010, $91 during the period from July 1, 2010 through July 15, 2010 and $1,218 during the period from January 1, 2010 through July 15, 2010 to give effect to the below market interest rates associated with CRDA deposits and bonds.

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

In connection with the CRDA Transactions, we recognized $9,339 of non-cash expense (of which, $7,400 related to our continuing operations) during the period from January 1, 2010 through July 15, 2010 to record the investments donated pursuant to the CRDA Transactions at their net realizable value. During October 2010, we received $9,590 from the CRDA representing the cash-back donation credit.

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

In January 2011, the Trump Entities became aware that the CRDA had deducted the $4,752 collectively from the Trump Entities' investment alternative tax obligation accounts. The Trump Entities advised the CRDA that they believed the CRDA had no authority to deduct the amounts from their accounts and demanded that the CRDA return $4,752 to their respective account balances.

In September 2011, pursuant to an amendment to the approved proposal, the CRDA returned an additional $2,595 to the Trump Entities from their investment alternative tax obligation accounts in order to provide the agreed upon return on investment.

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
In the event that any casino fails to make its payment as required, the remaining Casinos shall have the right, but not the obligation, to cure a payment delinquency. We expense our share of the $90,000, estimated to be approximately $18,700 based on our actual market share of gross gaming revenue, on a straight-line basis over the term of the 2008 Subsidy Agreement. We recorded expense within our continuing operations of $1,569 and $4,127 during the three and nine months ended September 30, 2011, respectively, and $1,013 during the period from July 16, 2010 through September 30, 2010, $210 during the period from July 1, 2010 through July 15, 2010 and $2,653 during the period from January 1, 2010 through July 15, 2010.
Atlantic City Tourism District - In February 2011, as part of the State of New Jersey's plan to revitalize Atlantic City's

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(dollars in thousands, except share and per share data)

casino and tourism industries, a law was enacted requiring the creation of a tourism district (the “Tourism District”) to be administered and managed by the CRDA. The Tourism District includes each of the Atlantic City casino properties, along with certain other tourism related areas of Atlantic City. The law requires, among other things, the creation of a public-private partnership between the CRDA and a private entity that represents existing and future casino licensees. The private entity, known as The Atlantic City Alliance (the “ACA”), was established in the form of a not-for-profit limited liability company, of which Trump Taj Mahal and Trump Plaza are members. The public-private partnership established between the ACA and the CRDA is for an initial term of five years. Its general purpose is to revitalize and market the Tourism District. The law requires that a $5,000 contribution be made to this effort by all casinos prior to 2012, followed by an annual amount of $30,000 to be contributed by the casinos commencing January 1, 2012 for a term of five years. Each casino's portion of the annual contributions will equate to a the percentage representing its gross gaming revenue for the prior calendar year compared to the aggregate gross gaming revenues for that period for all casinos. During the three and nine months ended September 30, 2011, we recognized $203 and $608, respectively, related to our portion of the $5,000 contribution to be made during 2011.

(13) Collective Bargaining Agreement

Approximately 2,700 of our employees are represented by UNITE-HEREIU (Hotel Employees and Restaurant Employees International Union), Local 54. The collective bargaining agreement covering these employees expired on September 15, 2011. The Company is currently in negotiations with UNITE-HEREIU and expects to enter into a new collective bargaining agreement during the fourth quarter of 2011. The Company continues to negotiate in good faith and has contingency plans in place in the event of a labor dispute.

(14) Legal Proceedings
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(dollars in thousands, except share and per share data)

(15) City of Atlantic City Real Property Tax Appeals

The Company has filed appeals against the City of Atlantic City (the “City”) in the Tax Court of New Jersey related to its real property tax assessments for Trump Taj Mahal, Trump Plaza and Trump Marina for tax years 2008 through 2011. The deposition and discovery phases of the property tax appeals have been completed. Expert reports are due to be exchanged with the City in mid-November and the Company expects trial to commence in early 2012.
(16) Fair Value of Financial Instruments
The carrying amounts of financial instruments included in current assets and current liabilities approximate their fair values due to their short-term nature. The carrying amounts of CRDA investments approximate their fair value as a result of allowances established to give effect to below-market interest rates.
The estimated fair values of other financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Amended and Restated Credit Agreement	$298,419	$298,419	$344,768	$344,768

The carrying amount of the Amended and Restated Credit Agreement approximates its fair value. The Company’s other long-term debt was not significant at September 30, 2011 and December 31, 2010.

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

The cash proceeds of the sale were $37.3 million, after giving effect to certain adjustments as of the closing date as set forth in the Asset Purchase Agreement and before transaction expenses.  The proceeds are subject to certain post-closing adjustments, including adjustments based on working capital balances as of the closing of the sale, as set forth in the Asset Purchase Agreement.   In connection with the sale of the Property, the Company (i) repaid $30.0 million of debt outstanding under its secured credit facility with Beal Bank, as agent, and Icahn Partners and certain affiliates, as lenders, utilizing $28.0 million of net cash proceeds from the sale of the Property and $2.0 million of other restricted cash and (ii) recognized a loss on disposal within its discontinued operations of $1.2 million during the nine months ended September 30, 2011.

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

In August 2011, the Company sold the Steel Pier, an Atlantic City landmark of approximately 425,000 square feet located across the Boardwalk from Trump Taj Mahal, to an entity affiliated with the Steel Pier's long-time tenant for a sale price of $4.3 million. The tenant operated the amusement park on the Steel Pier under a lease which would have continued in effect until December 31, 2016. The net cash proceeds of this sale of $3.5 million, were used to make a mandatory principal payment under the Company's secured credit facility with Beal Bank, as agent and Icahn Partners, as lenders.

In September 2011, the Company sold the “skybridge” which extends over the Boardwalk connecting Trump Taj Mahal to the Steel Pier to the same entity that purchased the Steel Pier. The net cash proceeds of this sale of $0.3 million, were also used to make a mandatory principal payment under the Company's secured credit facility with Beal Bank, as agent and Icahn Partners, as lenders.

The Company is currently evaluating certain strategic alternatives with respect to certain of its long-lived assets, including its off-site warehouse, the office building formerly used as its corporate headquarters and a potential sale of Trump Plaza.

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
We are operating in an extremely challenging business environment. Cash flows used in our continuing operating activities were $11.2 million during the nine months ended September 30, 2011 compared to $35.6 million during the nine months ended September 30, 2010. The lower cash flows used in continuing operations was principally due to a decrease in cash expenditures related to professional fees and expenses associated with our reorganization partially offset by lower gaming revenues. Cash flows provided by operating activities relating to discontinued operations decreased $2.8 million due to the sale of Trump Marina during May 2011.
Cash flows used in continuing investing activities were $2.4 million during the nine months ended September 30, 2011 compared to cash flows used in continuing investing activities of $8.4 million during the nine months ended September 30, 2010. Continuing investing activities during 2011 reflected capital expenditures of $9.8 million, $4.7 million related to Casino Reinvestment Development Authority (“CRDA”) investment obligations, $1.9 million in proceeds from certain CRDA investments and a $6.2 million decrease in restricted cash. Continuing investing activities during 2010 included capital expenditures of $3.1 million and $5.4 million related to CRDA investment obligations. Cash flows provided by investing activities relating to our discontinued operations during 2011 included $31.3 million of net cash proceeds received in connection with the sale of Trump Marina, partially offset by capital expenditures and CRDA investment obligations. Cash flows used in investing activities related to our discontinued operations during 2010 included capital expenditures and CRDA investment obligations.
Our cash flows used in continuing financing activities during the nine months ended September 30, 2011 included (i) the repayment of $46.3 million of outstanding borrowings under our Amended and Restated Credit Agreement, which was comprised of: quarterly amortization payments of $2.6 million; $12.0 million in mandatory prepayments which were funded from restricted cash; $28.0 million of net cash proceeds from the sale of Trump Marina; and $3.8 million of net cash proceeds from the sale of the Steel Pier; (ii) a $15.8 million decrease in restricted cash and (iii) the repayment of capital lease obligations. During the nine months ended September 30, 2010, our cash flows provided by continuing financing activities included (i) a $225.0 million capital contribution in connection with the Rights Offering, (ii) the repayment of $128.3 million of outstanding borrowings under our term loans, which included $127.5 million under the 2007 Credit Agreement, (iii) the repayment of $10.0 million of borrowings under the Initial DIP Note Purchase Agreement, which was drawn during June 2010 and used to fund operations through the Consummation Date, (iv) a $0.6 million cash distribution to holders of our Senior Notes pursuant to the Plan of Reorganization and (v) $0.4 million in repayments of capital lease obligations.

At September 30, 2011, we had $71.9 million in cash and cash equivalents and $12.9 million of cash which was restricted in use under the terms of the Amended and Restated Credit Agreement. There was $298.4 million in principal amount outstanding under our Amended and Restated Credit Agreement as of September 30, 2011.
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

Analysis of Results of Operations

Our primary business activities are conducted by Trump Taj Mahal and Trump Plaza. In addition, we owned and operated Trump Marina through the date of its sale on May 24, 2011. Our 2011 operating results continue to be affected by various factors, including the effects of competition in adjoining states and a weakened economy.

In addition, the first phase of Resorts World Casino at Aqueduct Racetrack in Queens, New York opened on October 28, 2011 with approximately 2,300 video lottery terminals (“VLTs”) and 205 electronic table games. The second phase of the casino is expected to open in December 2011 and is expected to include an additional 2,200 VLTs and 275 e-table games.

Revel Entertainment Group (“Revel”) continues development on its casino resort located on a 20-acre, oceanfront site next to Showboat Casino Hotel in Atlantic City. Revel announced that it expects to open by May 2012.

We cannot ascertain at this time the effects that any new projects could have on the Atlantic City gaming market.

However, the added strength of these competitors and resulting economies-of-scale could diminish our market share in the market in which we compete.

The following analyses of our results of operations should be read in conjunction with and give consideration to the following:

Evacuation and Closure of Atlantic City Casinos. In connection with a mandate from the State of New Jersey to evacuate southern New Jersey's barrier islands due to anticipated severe weather and flooding, Atlantic City's casinos closed on August 26, 2011 and reopened on August 29, 2011. Trump Taj Mahal and Trump Plaza sustained only minor physical damage. The Company believes that its operations were negatively affected before, during and after the shutdown and estimates that the adverse effect on its income from operations was between $6.0 million and $7.0 million.
Gross Gaming Revenues. For the three months ended September 30, 2011, gross gaming revenues in the Atlantic City market (as reported to the DGE) decreased 9.3% due to an 8.9% decrease in slot revenues and a 10.3% decrease in table game revenues compared to the three months ended September 30, 2010. Gross gaming revenues in the Atlantic City market were negatively impacted by the continuing effects of regional competition, the weakened economy and the state-mandated closure of all of the Atlantic City casinos as mentioned above. Excluding Trump Marina, for the three months ended September 30, 2011, we experienced a 23.5% decrease in overall gross gaming revenues, comprised of a 16.7% decrease in slot revenues and a 36.0% decrease in table game revenues compared to the prior-year period.
For the nine months ended September 30, 2011, gross gaming revenues in the Atlantic City market (as reported to the DGE) decreased 7.8% due to a 6.7% decrease in slot revenues and a 10.4% decrease in table game revenues compared to the nine months ended September 30, 2010. Excluding Trump Marina, for the nine months ended September 30, 2011, we experienced an 16.0% decrease in overall gross gaming revenues, comprised of a 14.0% decrease in slot revenues and a 19.8% decrease in table game revenues compared to the prior-year period.

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

During March 2011, certain amendments to the New Jersey Casino Control Act (the “Act”) became effective which, among other things, allowed a casino licensee to terminate a progressive slot machine jackpot or in-house linked progressive slot machine jackpot by providing a minimum of thirty days notice to patrons provided that such game is permanently removed from all of its casino floors. In connection with this amendment, in March 2011, we recognized $2.0 million of income representing the reversal of progressive slot machine jackpot accruals in accordance with the guidance issued by the FASB. Such amount is included in Gaming revenues during the nine months ended September 30, 2011.

During April 2011, certain amendments to the Act became effective which, among other things, allowed a casino licensee to terminate table game progressive payout wagers by providing a minimum of thirty days notice to patrons provided that such game is permanently removed from all of its casino floors. In connection with this amendment, we recognized $0.3 million of income during the nine months ended September 30, 2011 representing the reversal of accruals related to table game progressive payout wagers.

Trump Plaza Insurance Claim Proceeds. On July 16, 2010, Trump Plaza was temporarily closed due to a leak in a water main managed by the utility company that provides Trump Plaza with the necessary cold water for its air conditioning. We filed a business interruption claim with our insurance carrier and received insurance proceeds totaling $2.1 million, of which $1.5 million was received during 2011. Trump Plaza recognized the $1.5 million of insurance proceeds received during 2011 within net revenues during the nine months ended September 30, 2011.
Cost Containment. During late 2010, we began to take necessary actions to reduce our operational expenses including staffing reductions and other cost-cutting measures, in order to realign our operations to appropriately function within current business volumes during the current economic and competitive conditions. These actions have resulted in significant cost savings at both the property and corporate levels. We continually evaluate our operations to identify efficiencies which may result in potential cost savings.
CRDA Transactions. During the three and nine months ended September 30, 2010, in connection with the donation of certain previous deposits made to the CRDA, we recognized $7.4 million of non-cash expense within our continuing operations to record such CRDA investments at their net realizable value. Of the $7.4 million of expense recognized, $4.8 million related to Trump Taj Mahal and $2.6 million related to Trump Plaza.
The following table includes selected data of our casino properties and should be read with the following discussion of our results of operations.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
Gaming revenues
Trump Taj Mahal	$92.1	$122.2	$271.6	$312.7
Trump Plaza	36.2	45.8	109.8	136.8
Total	$128.3	$168.0	$381.4	$449.5

Net revenues
Trump Taj Mahal	$93.3	$122.1	$265.1	$313.8
Trump Plaza	38.8	47.4	109.2	137.0
Total	$132.1	$169.5	$374.3	$450.8

Income (loss) from operations
Trump Taj Mahal	$13.3	$12.7	$24.9	$11.6
Trump Plaza	1.3	(5.7)	(5.5)	(9.0)
Corporate and other	(2.7)	(9.9)	(7.7)	(18.6)
Total	$11.9	$(2.9)	$11.7	$(16.0)

Depreciation and amortization
Trump Taj Mahal	$4.5	$6.0	$15.8	$25.3
Trump Plaza	1.3	2.3	6.6	4.2
Corporate and other	—	0.1	0.1	0.1
Total	$5.8	$8.4	$22.5	$29.6
Comparison of Three-Month Periods Ended September 30, 2011 and 2010

Trump Taj Mahal – Gaming revenues decreased $30.1 million due to an $18.1 million decrease in table games revenue and a $12.0 million decrease in slots revenue. The decrease in table games revenue was due to a 19.4% decrease in amounts wagered on table games and a decrease in hold percentage. The decrease in slots revenue was principally due to a 21.5% decrease in slot handle. Net revenues decreased $28.8 million principally due to the lower gaming revenues and a $5.7 million decrease in cash rooms, food and beverage and entertainment revenues, partially offset by a $7.7 million decrease in gaming promotional allowances.

Income from operations was $13.3 million during the three months ended September 30, 2011 compared to $12.7 million during the three months ended September 30, 2010. Income from operations increased $0.6 million as the decrease in net revenues was more than offset by a $29.4 million decrease in operating expenses. Total operating expenses decreased principally due to: a $7.9 million decrease in payroll and related costs due to the reductions in workforce implemented in late 2010; a $5.0 million decrease in marketing and advertising costs; a $4.9 million decrease in expense related to CRDA investments, principally due to the expense recognized in connection with the 2010 donation of certain deposits to the CRDA; a $3.0 million decrease in gaming taxes and fees, principally due to the lower gaming revenues; a $2.9 million decrease in promotional costs; a $2.4 million decrease in the cost of food, beverage and other sales; a $1.7 million decrease in general and administrative costs; and a $1.5 million decrease in depreciation, principally due to the write-down of property and equipment in connection with fresh-start reporting.
Trump Plaza – Gaming revenues decreased $9.6 million due to a $6.1 million decrease in slot revenue and a $3.5 million decrease in table games revenue. Slot revenue decreased principally due to a 25.5% decrease in slot handle. The decrease in table games revenue was due to a 23.8% decrease in amounts wagered. Net revenues decreased $8.6 million principally due to the lower gaming revenues partially offset by a $1.7 million decrease in gaming promotional allowances.
Income from operations was $1.3 million during the three months ended September 30, 2011 compared to a loss from operations of $5.7 million during the three months ended September 30, 2010 as the lower net revenues were more than offset by a $15.6 million decrease in operating expenses. The decrease in operating expenses was primarily attributable to a $7.5 million decrease in payroll and related costs due to the reductions in workforce implemented in late 2010; a $2.7 million decrease in expense related to CRDA investments, principally due to the expense recognized in connection with the 2010 donation of certain deposits to the CRDA; a $1.6 million decrease in promotional costs; a $1.1 million decrease in gaming taxes due to the lower gaming revenues; a $1.0 million decrease in depreciation expense, a $1.0 million decrease in general and administrative costs; a $1.0 million decrease in the cost of food, beverage and other sales; and a $0.6 million decrease in marketing and entertainment costs. The decreases were partially offset by a $1.2 million increase in property tax and insurance costs.
Corporate and Other – Corporate and other expenses decreased $7.2 million principally due to decreases in reorganization-related expenses incurred subsequent to the Consummation Date, severance costs and insurance costs.
Interest Income – Interest income was $0.2 million during the three months ended September 30, 2011 compared to $0.3 million during the three months ended September 30, 2010, principally due to lower average invested cash and cash equivalents on hand.
Interest Expense – Interest expense was $10.2 million during the three months ended September 30, 2011 compared to $11.5 million during the three months ended September 30, 2010. The lower interest expense during the three months ended September 30, 2011 reflects significantly lower outstanding borrowings under the Amended and Restated Credit Agreement due to mandatory debt repayments and quarterly amortization payments.
Comparison of Nine-Month Periods Ended September 30, 2011 and 2010

Trump Taj Mahal – Net revenues decreased $48.7 million principally due to an $41.1 million decrease in gaming revenues, a $3.9 million decrease in cash rooms, food and beverage revenues and a $3.0 million decrease in entertainment revenues. Gaming revenues decreased due to a $22.1 million decrease in slots revenue and a $19.0 million decrease in table games revenue. The decrease in slot revenue was principally due to a 15.6% decrease in slot handle which was partially offset by the reversal of $1.0 million of progressive slot machine jackpot accruals in connection with the amendment of certain regulations relating to progressive slot machine jackpots which became effective during March 2011. The decrease in table games revenue was due to a significant decrease in hold percentage, an 8.8% decrease in amounts wagered on table games and a $4.6 million decrease in poker revenue.

Income from operations was $24.9 million during the nine months ended September 30, 2011 compared to $11.6 million during the nine months ended September 30, 2010. Income from operations increased $13.3 million as the decrease in net revenues was more than offset by a $62.0 million decrease in operating expenses. Total operating expenses decreased principally due to: a $17.1 million decrease in payroll and related costs due to the reductions in workforce implemented in late 2010; a $9.5 million decrease in depreciation, principally due to the write-down of property and equipment in connection with fresh-start reporting; a $7.9 million decrease in promotional costs; a $7.8 million decrease in marketing and advertising costs; a $5.3 million decrease in general and administrative costs; a $5.1 million decrease in the cost of food, beverage and other sales; a $5.0 million decrease in expense related to CRDA investments, principally due to the expense recognized in connection with the 2010 donation of certain deposits to the CRDA; a $4.6 million decrease in gaming taxes due to the lower gaming revenues; and a $1.3 million decrease in provisions for doubtful accounts. These decreases were partially offset by a $1.6 million increase in property taxes.
Trump Plaza – Net revenues decreased $27.8 million principally due to a $27.0 million decrease in gaming revenues and a $1.4 million increase in gaming promotional allowances partially offset by $1.5 million recognized in connection with the business interruption claim. Gaming revenues decreased due to a $15.5 million decrease in slot revenue and an $11.5 million decrease in table games revenue. Slot revenue decreased principally due to a 20.9% decrease in slot handle which was partially offset by the reversal of $0.6 million of progressive slot machine jackpot accruals in connection with the amendment of certain regulations relating to progressive slot machine jackpots. The decrease in table games revenue was due to a significant decrease in table hold percentage and a 16.0% decrease in amounts wagered.
Loss from operations was $5.5 million during the nine months ended September 30, 2011 compared to $9.0 million during the nine months ended September 30, 2010 as the lower net revenues were more than offset by a $31.3 million decrease in operating expenses. The decrease in operating expenses was primarily attributable to a $17.4 million decrease in payroll and related costs due to the reductions in workforce implemented in late 2010; a $4.4 million decrease in promotional costs; a $3.1 million decrease in general and administrative costs; a $3.0 million decrease in gaming taxes and fees, principally due to the lower gaming revenues; a $3.0 million decrease in expense related to CRDA investments, principally due to the expense recognized in connection with the 2010 donation of certain deposits to the CRDA; a $2.5 million decrease in advertising, marketing and entertainment costs; and a $1.7 million decrease in the cost of food, beverage and other sales. These decreases were partially offset by a $2.3 million increase in depreciation expense, principally due to the increase to property and equipment in connection with fresh-start reporting and a $1.4 million increase in property tax expense and insurance costs.
Corporate and Other – Corporate and other expenses decreased $10.9 million, principally due to decreases in reorganization-related expenses incurred subsequent to the Consummation Date, payroll and severance costs, insurance costs and expense recognized during 2010 related to the previous services agreement with Mr. Trump.
Interest Income – Interest income was $1.0 million during the nine months ended September 30, 2011 compared to $0.8 million during the nine months ended September 30, 2010, principally due to higher average invested cash and cash equivalents on hand.
Interest Expense – Interest expense was $32.3 million during the nine months ended September 30, 2011 compared to $33.4 million during the nine months ended September 30, 2010. Interest expense during the nine months ended September 30, 2011 reflects significantly lower outstanding borrowings under the Amended and Restated Credit Agreement due to mandatory repayments and quarterly amortization payments at a higher rate of interest as a result of our Plan of Reorganization.

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
Property and Equipment – Our operations are capital intensive and we make capital investments at each of our properties in the form of maintenance capital and, from time to time, expansion and product enhancement capital. At September 30, 2011, we had approximately $409.7 million of net property and equipment recorded on our balance sheet. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimates of the useful lives are based on the nature of the assets as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record additional impairment charges for these assets.
Intangible Assets – We had $8.7 million of intangible assets recorded on our balance sheet at September 30, 2011. We regularly evaluate our businesses for potential impairment indicators. Additionally, we perform impairment testing related to our indefinite-lived intangible assets at least annually. Our judgments regarding the existence of impairment indicators are based on, among other things, pending sales of assets, the regulatory and competitive status, operational performance of each of our businesses, and financial market valuations of conditions surrounding our business entities and the gaming industry. Future events, such as the failure to meet or exceed our operating plans, increased competition, the enactment of increased gaming or tax rates, or changes in market valuations could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.
TrumpONE Liability – Our unified player’s program, TrumpONE, allows customers to accumulate certain point-based rewards based on the volume of their gaming activity. TrumpONE customers may earn “comp dollars” redeemable for complimentary food, beverage and retail items and “slot dollars” which are redeemable for slot machine credits. Comp dollars and slot dollars accumulate over time and may be redeemed at the customer’s discretion under the terms of the program. Comp dollars and slot dollars are forfeited if a customer does not redeem earned rewards over a specified period of time. As a result of the ability of the customer to accumulate comp dollars and slot dollars, we accrue the associated expense, after giving effect to estimated forfeitures, as they are earned. At September 30, 2011, $2.1 million was accrued related to comp dollars and $0.8 million was accrued related to slot dollars earned under this program. Our accruals could be significantly affected if estimated forfeitures vary from historical levels or changes occur in the cost of providing complimentary food, beverage and retail items under the TrumpONE program. Management reviews our accruals for adequacy at the end of each reporting period.
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
The following table provides information about our debt obligations existing as of September 30, 2011. The following table presents principal cash flows and interest rates by expected maturity date of such debt obligations, except capitalized lease obligations.

(Dollars in millions)	Remainder of 2011	2012	2013	2014	2015	Thereafter	Total
Fixed rate debt maturities	$0.8	$3.5	$3.5	$3.5	$287.1	$—	$298.4
Interest rate	12.0%	12.0%	12.0%	12.0%	12.0%	12.0%
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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the information contained in Note 14 of our unaudited consolidated financial statements included herein, which is incorporated herein by reference.

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

101
The following financial statements from Trump Entertainment Resorts Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUMP ENTERTAINMENT RESORTS, INC.
(Registrant)

Date:	November 4, 2011	By:	/s/ DAVID R. HUGHES
David R. Hughes
Chief Financial Officer of Trump Entertainment Resorts, Inc.

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification by the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from Trump Entertainment Resorts Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.