Form 10-K
period 2011-12-31
TRUMP ENTERTAINMENT RESORTS, INC.
filed 2012-03-02
CIK 943320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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
(Do not check if a smaller reporting company)
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

There is currently no established public trading market for the registrant's common stock.

As of March 1, 2012, there were 10,714,286 shares of common stock of Trump Entertainment Resorts, Inc. outstanding.

i

PART I

Item 1.    Business

In this Report, “TER” means Trump Entertainment Resorts, Inc., a Delaware corporation originally incorporated in 1995. Unless the context otherwise requires, the words “Company,” “we,” “us,” “our” and similar terms collectively refer to TER and its subsidiaries, including, but not limited to, Trump Entertainment Resorts Holdings, L.P., a Delaware limited partnership of which TER is the sole general partner and an indirect limited partner (“TER Holdings”).

The Company

General. We own and operate two casino hotel properties in Atlantic City, New Jersey: Trump Taj Mahal Casino Resort (“Trump Taj Mahal”) and Trump Plaza Hotel and Casino (“Trump Plaza”). Until May 24, 2011, we also owned and operated the Trump Marina Hotel Casino (“Trump Marina”) in Atlantic City, New Jersey.

The following is a summary of our casino properties at December 31, 2011:

Casino Property	2011 Net Revenues (000s)	Number of Rooms/ Suites	Approximate Number of Gaming Tables	Approximate Number of Slot Machines
Trump Taj Mahal	$338,660	2010	189	2,721
Trump Plaza	134,691	906	71	1,688
Total	$473,351	2,916	260	4,409

Sale of Trump Marina. On May 24, 2011, we and our subsidiary, Trump Marina Associates, LLC (“Trump Marina Associates”), completed the sale of Trump Marina (the “Property”) to Golden Nugget Atlantic City, LLC (“Golden Nugget”), an affiliate of Landry's Restaurants, Inc., pursuant to the Asset Purchase Agreement dated as of February 11, 2011, as amended (the “Asset Purchase Agreement”).  Pursuant to the Asset Purchase Agreement, at the closing, Golden Nugget acquired substantially all of the assets of, and assumed certain liabilities related to, the business conducted at the Property.

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

Our Corporate Governance Guidelines, Code of Business Conduct, Code of Ethics for Principal Officers and Directors, and the charters of our Audit Committee, Compensation Committee and Corporate Governance, Regulatory and Nominating Committee (“Corporate Governance Committee”), are available free of charge on our website under the “Corporate Governance” section in the “Investor Relations” section.

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

Business and Marketing Strategy

As discussed below under “Emergence from Bankruptcy,” on July 16, 2010 (the “Consummation Date”) we emerged from bankruptcy and a new Board of Directors of the Company was appointed pursuant to the Plan of Reorganization (defined below), effective as of the Consummation Date. In September 2010, the Board of Directors selected a new chief executive officer, Robert F. Griffin, an experienced gaming executive, who joined us in November 2010. Since September 2010, we have also hired a new chief financial officer and various other members of senior management. We believe that the background and experience of our management team provides the foundation for a focused business strategy.

Since 2008, the Atlantic City destination gaming market has been substantially impacted by increasing competition in neighboring states and the national economic downturn. During 2012, we will be faced with new competition within the Atlantic City market with the opening of Revel, the new casino resort located in close proximity to the Taj Mahal. We pursue the following initiatives to cope with this difficult economic period, which has been marked by the extremely competitive environment in which we are operating and by poor consumer confidence.

•
Facility innovation: Over the past several years, we completed a re-theming and expansion capital program which involved various improvements at our facilities, including the construction of the 782-room Chairman Tower at Trump Taj Mahal, the renovation of all hotel rooms at each of our properties and the re-theming of our gaming floors at Trump Taj Mahal and Trump Plaza. We continually evaluate potential improvements to our properties, including the addition of new amenities, new products for our gaming floors, entertainment options and operating efficiencies. The Taj Mahal has recently entered into a lease agreement for the development of a gentleman's club, the first of its kind in an Atlantic City casino. The Taj Mahal has also entered into agreements to lease additional space for such club, as well as a new steakhouse, both of which should be completed and opened in late 2012.

•
Marketing: The cornerstone of our marketing program is our customer loyalty program, TrumpONE. TrumpONE allows us to unite our properties in an effort to attract and retain customers through increased offerings in our rewards program and available amenities. TrumpONE allows guests to earn Tier Points and Comp Dollars and redeem those credits at each of our properties for complimentary items and other benefits. TrumpONE substantially increases the range of options available to our guests, while also allowing for more effective consumer marketing efforts. The TrumpONE marketing program allows us to target customers by demographic, age, location and gaming value. When combined with our direct marketing, advertising and public relations functions, TrumpONE allows us to effectively market our properties as a unified enterprise and target our efforts and marketing expenditures in areas and on customer segments which we believe will help capture our fair share of the market, generate the highest return and increase the amount of TrumpONE participants. Due to the intense competition in our market and surrounding states, we regularly evaluate the reinvestment in our marketing efforts to capture our fair share of the market.

•
Customer service: We believe that providing a memorable, positive experience for our customers is a fundamental necessity of our business. We continuously strive to provide excellent customer service and satisfaction levels through various initiatives to ensure that we are providing our customers with a superior hospitality experience.

•
Cost containment: During late 2010, we began to take the necessary actions to reduce our operational expenses including staffing reductions and other cost-cutting measures, in order to realign our operations to appropriately function within current business volumes during the current economic and competitive conditions. We have undertaken various other cost management efforts to operate more efficiently, including varying the availability of certain of our amenities to match current demand. We continually evaluate our operations to identify efficiencies which may result in cost savings. These actions have resulted in significant cost savings at both the property and corporate levels.

•	Revenue and yield management: We continue to emphasize leveraging our hotel facilities and managing the mix of cash and complimentary customers to yield the most profit from our overnight guests.

•
Sale of non-core and under-performing assets. During 2011, we sold the Trump Marina, our former corporate office building and the Steel Pier and skybridge at Trump Taj Mahal. The proceeds from these non-core and under-performing assets were primarily used to reduce our outstanding indebtedness. During 2012, we entered into an agreement for the sale of our off-site warehouse. We continue to explore strategic alternatives with respect to Trump Plaza, including a potential sale.

•
On-line gaming. Although legislation relating to on-line gaming has not been adopted, the Company has and continues to monitor the matter and explore its options available related to on-line gaming to favorably position itself in the event on-line gaming becomes permitted.

In the ordinary course of business, in response to market developments and customer preferences, we have made and continue to make certain enhancements and refinements to our casino properties.

Casino Properties

Trump Taj Mahal Casino Resort. Trump Taj Mahal, located on the northern end of Atlantic City’s boardwalk (the “Boardwalk”), is located on 35.9 acres and features the 782-room Chairman Tower which includes 66 suites and 8 penthouse suites and the original 1,228-room hotel tower, which includes 243 suites and 7 penthouse suites. Trump Taj Mahal also features 16 dining locations, including Il Mulino New York, 6 cocktail lounges, and approximately 143,000 square feet of ballroom, meeting room and pre-function area space. The property also features approximately 162,000 square feet of gaming space that includes approximately 189 table games (including poker tables), approximately 2,721 slot machines, a high-end gaming salon, an approximately 12,500 square-foot Poker, Keno and Race Simulcasting room and an Asian-themed table game area offering popular Asian table games. Trump Taj Mahal also features the following: an approximately 20,000 square foot multi-purpose entertainment complex known as the “Xanadu Theater,” with seating capacity for up to approximately 1,200 people, which can be used as a theater, concert hall, boxing arena or exhibition hall; the Casbah nightclub; the Mark G. Etess Arena, featuring approximately 63,000 square feet of exhibition and entertainment space which can accommodate over 5,000 people; and a health club, spa and fitness center with an indoor pool. Trump Taj Mahal also has a parking garage for approximately 6,750 cars, a 6 bay bus terminal and a roof-top helipad.

Trump Plaza Hotel and Casino. Trump Plaza is located at the center of the Boardwalk at the end of the Atlantic City Expressway (the main highway into the city) covering 10.9 acres with direct access to Boardwalk Hall (an entertainment and sporting venue owned and operated by the New Jersey Sports and Exposition Authority that can accommodate up to approximately 13,000 people). Trump Plaza features approximately 906 hotel rooms, including 140 suites, approximately 87,000 square feet of casino space with approximately 1,688 slot machines and approximately 71 table games. Amenities include approximately 18,000 square feet of conference space, an approximately 750-seat cabaret theater, two cocktail lounges, nine dining locations, a players’ club, health spa, an indoor pool, a seasonal beach bar and restaurant and retail outlets. Trump Plaza’s parking garage can accommodate 13 buses and approximately 2,700 cars.

Competition

Atlantic City Market. The Atlantic City market primarily serves the New York-Philadelphia-Baltimore-Washington, D.C. corridor with nearly 30 million adults living within a three-hour driving radius. The Atlantic City market is the second largest hotel-based gaming market in the United States, after Las Vegas. In 2011, the casinos in the Atlantic City market generated $3.3 billion in casino revenue. Trump Taj Mahal and Trump Plaza combined represent approximately 15% of the gaming positions and hotel rooms in the Atlantic City market and generate approximately 15% of the market gaming revenue.

Competition in Atlantic City is intense and continues to increase. Currently, the 11 casino hotels located in Atlantic City, including our two properties, compete with each other on the basis of customer service, quality and extent of amenities and promotional offers. For this reason, we and our competitors require substantial capital expenditures to compete effectively. Our existing competitors in Atlantic City regularly add new amenities to reinvigorate their facilities. During 2011, we added several new amenities to our casinos, including the addition of the famous White House Sub Shop and a Panda Express on the Taj Mahal's Spice Road to remain competitive with these facilities. In addition, the Taj Mahal has entered into a lease agreement for the development of a Scores gentlemen's club, the first of its kind in an Atlantic City casino. The Taj Mahal has also entered into agreements to lease additional space for Scores and a Robert's Steak House, both of which should be completed and opened in late 2012.

Revel Entertainment Group (“Revel”) continues construction on its casino resort located on a 20-acre, oceanfront site next to the Showboat Casino Hotel. Revel recently announced that it plans to partially open on April 2, 2012 with limited amenities and be completely operational for its official opening date on May 25, 2012.

Following the May 2011 sale of the Trump Marina to Landry's Restaurants, Inc., the operator of two Golden Nugget casinos in Nevada, Landry's branded the property as “Golden Nugget Atlantic City.” Landry's continues to renovate the property, including reconfiguring the casino floor, re-finishing the building's exterior and adding new dining and retail establishments.

In January 2011, New Jersey Governor Christopher “Chris” Christie signed into law a bill which established alternative methods of casino licensure in Atlantic City. The bill is known as the “boutique” casino bill because it permits the construction of casino hotels smaller than the previously mandated 500-room minimum. Under the bill, the New Jersey Casino Control Commission (the “CCC”) could issue two additional casino licenses: a small-scale casino facility license and a staged casino license. The small-scale casino facility must have at least 200 hotel rooms and can have up to 24,000 square feet of gaming space, except that it can have an additional 10,000 square feet of gaming space if it develops 40,000 square feet of special amenities as part of the facility. The staged casino facility must have at least 200 rooms and can have up to 34,000 square feet of gaming space, which can be increased by 10,000 square feet if the facility includes 40,000 square feet of special amenities. Within two years of licensure, the staged casino licensee has to begin expansion to 500 rooms and complete such expansion within five years. In connection with the room expansion, under certain conditions, the staged casino licensee is permitted to increase the gaming space to up to 54,000 square feet.

We believe that there are several sites on the Boardwalk, in the marina district and possibly at Bader Field, a former airport located in Atlantic City, if that area is zoned for gaming, where other casino hotels could be built in the future. Additionally, various applications for casino licenses have been filed with the CCC and announcements with respect thereto have been made from time to time in these areas. Future developments and expansions could have a material adverse effect on our business and operations.

We cannot ascertain at this time the effects that any new projects could have on the Atlantic City gaming market. However, the added strength of these competitors and resulting economies-of-scale could diminish our market share in the market in which we compete.

Pennsylvania. Under the Race Horse Development and Gaming Act, the Pennsylvania Gaming Control Board is authorized to permit a total of up to 61,000 slot machines in up to fourteen different licensed locations in Pennsylvania, seven at racetracks (each with up to 5,000 slot machines), five at casino facilities (two in Philadelphia, one in Pittsburgh and two elsewhere, each with up to 5,000 slot machines) and two at established resorts (each with up to 500 slot machines). Three of the racetrack sites, Pocono Downs, Parx Casino and Chester Downs and two casinos, one in Philadelphia and one in Bethlehem, are located in our market area. In January 2010, table game legislation was signed into Pennsylvania law which allows up to 250 table games at each of the twelve larger authorized casinos and up to 50 table games at each of the remaining two smaller authorized casinos. Pennsylvania table games became operational during July 2010.

As of January 2012, the Philadelphia area locations were operating approximately 13,500 slot machines and 575 table games. Valley Forge Casino, one of the two resort licenses, expects to open in late March 2012 and has been approved to operate 50 table games and 600 slot machines. Competition from the Pennsylvania casinos that are currently operational has adversely impacted Atlantic City casinos, including our casinos. We believe that the potential opening of additional casinos could further adversely impact Atlantic City casinos, including our casinos.

New York. The Division of the Lottery of the State of New York is authorized to permit the installation of video lottery terminals (“VLTs”) at various horse racing facilities in New York. On October 28, 2011, the first phase of Resorts World Casino at Aqueduct Racetrack in Queens, New York opened with approximately 2,300 VLTs and 205 electronic table games. The second phase of the casino opened in December 2011 and included an additional 2,245 VLTs and 270 electronic table games.

As of early 2012, there were nine racetracks operating throughout New York State with a total of approximately 17,200 VLTs. Additionally, at various times there have been discussions about allowing VLTs at the Belmont racetrack. The Belmont racetrack is in close proximity to Resorts World Casino and both are less than fifteen miles from Manhattan. The Governor of New York also recently proposed a constitutional amendment which would allow full-fledged casino gambling, including table games, throughout the State of New York.

The 2001 legislation, which authorized the installation of VLTs, also authorized the Governor of New York to negotiate compacts authorizing the operation of up to six Native American casino facilities. Native American casino facilities typically have a significant operating advantage over our casinos due to lower gaming taxes, allowing those facilities to market more aggressively and to expand or update their facilities at an accelerated rate. Competing Native American facilities, therefore, could continue to further adversely impact Atlantic City casinos, including our casinos.

Meadowlands Racino. In February 2012, the Meadowlands Regional Chamber of Commerce released proposals for the redevelopment of the Meadowlands Sports Complex in New Jersey. The proposals included a 150,000 square foot casino, a convention center, a conference center and 3,250 hotel rooms. The Governor of New Jersey has expressed his commitment to revitalizing Atlantic City and has opposed allowing gaming outside of Atlantic City, including a racetrack casino at the Meadowlands.

Maryland. In November 2008, Maryland voters passed a referendum to allow up to 15,000 slot machines at five locations across that state. A bill has been introduced in the Maryland Senate which would allow a sixth casino and would permit table games at the authorized casino locations. The bill would be subject to voter approval in November 2012. As of early 2012, two of the slot facilities were operational with a total of approximately 2,300 slot machines. Customers from the Baltimore-Washington D.C. area are not a significant contributor to our revenues currently; however, we believe additional competition in the Northeastern United States could have an adverse effect on our business.

Delaware. We compete with Delaware primarily for gaming customers from the Southern New Jersey, Southern Pennsylvania and Delaware regions. As of early 2012, approximately 6,800 slot machines and 200 table games were operational at the three Delaware casinos.

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

Regulatory and Licensing

Gaming Regulation. The gaming industry is highly regulated, and we must maintain our casino licenses and pay gaming taxes to continue our gaming operations. Each of our casinos is subject to extensive regulation under the statutes and regulations of the State of New Jersey. During June 2007, the CCC renewed our licenses to operate Trump Taj Mahal and Trump Plaza until June 2012. Trump Taj Mahal, Trump Plaza and certain individuals will be required to resubmit documentation supporting a renewal of their qualification and licensure prior to June 2012. These statutes and regulations generally concern the financial stability of the casino licensee, the good character of the owners, managers and employees and of other persons with financial interests in the gaming operations (including those with certain ownership levels of a casino licensee’s securities) and the procedures and controls which govern those gaming operations. A more detailed description of New Jersey laws and regulations to which we are subject is contained in Exhibit 99.1 to this Report and is incorporated by reference herein. Gaming operations that we may undertake in the future in other jurisdictions will also subject us and such operations to regulations by such other jurisdictions.

In February 2011, in an effort to stimulate New Jersey's casino and tourism industries and to revamp the regulatory landscape for gaming in Atlantic City, three laws were enacted in the State of New Jersey.

•
Bill S-11. The New Jersey Legislature created the Atlantic City Tourism District (“Tourism District”) to allow the state greater authority to promote tourism in Atlantic City. This new district is to be administered and managed by the Casino Reinvestment Development Authority (the “CRDA”), which was granted expanded powers and responsibilities.

During 2011, the CRDA determined the precise boundaries of the Tourism District over which it will exercise the control granted to it under Bill S-11, including establishing a structure for law enforcement therein and the adoption of a master plan for the Tourism District. In addition, the CRDA entered into a public-private partnership with The Atlantic City Alliance, a nonprofit corporation comprising a majority of the casino licensees, to undertake an initial five-year marketing program. Bill S-11 required that a $5 million contribution be made to this effort by all casinos prior to 2012, followed by an annual amount of $30 million to be contributed by all of the casinos commencing January 1, 2012 for a term of five years.

•
Bill S-12. This bill redesigned the state's regulatory system over casinos and persons doing business with the gaming industry and substantially amended the New Jersey Casino Control Act (the “Act”). Bill S-12 also significantly altered the authority of the CCC and the Division of Gaming Enforcement (“DGE”).

•
Bill S-1866. This bill established alternative methods of casino licensure in Atlantic City. This bill is known as the “boutique” casino bill because it permits the construction of casino-hotels smaller than the previously mandated 500-room minimum.

During November 2011, New Jersey voters approved sports betting in a statewide referendum. In connection with such referendum, in January 2012, New Jersey Governor Chris Christie signed a bill into law legalizing sports betting in the state, but only should a federal ban on such gambling be overturned. The bill would legalize betting on professional and collegiate sporting events at the Atlantic City casinos and the state's four horse racing tracks.

In order for sports betting to become permitted in New Jersey, the federal law that makes it illegal to bet on sports in all but four states must be overturned.

On-line Gaming. During December 2011, the United States Department of Justice issued an opinion setting forth its position with respect to on-line gambling in the United States. The opinion states that as long as the gambling operator and the customer are within the same state, and the betting activity does not include sporting events, a state's own laws shall apply. The opinion implies that states can band together to allow gambling across state borders. The exception would be on-line sports betting, which is explicitly prohibited under federal law.

The District of Columbia and Nevada have both approved limited forms of Internet gambling, and New Jersey is considering legislation allowing internet gambling as well.

In the event that on-line gaming were to become legalized in the United States or the State of New Jersey, the Company intends to pursue opportunities in on-line gaming as part of a joint venture with Donald J. Trump (“Mr. Trump”) and Ivanka Trump (collectively, the “Trump Parties”) and Avenue Capital, and possibly one or more other qualified parties. The members of our Board of Directors not affiliated with Avenue Capital have determined that such a joint venture represented the most advantageous way for the Company to participate in opportunities in on-line gaming at minimal cost to the Company. As legislation relating to on-line gaming has not been adopted by Congress or the New Jersey legislature, no such joint venture has been established to date. However, the Company, the Trump Parties and Avenue Capital have executed a term sheet which provides for exclusive negotiations regarding a possible joint venture through May 2012. The Company has not entered into a definitive agreement with respect to internet gaming with Avenue Capital or the Trump Parties. The Company has not received any draft of such an agreement and the Company understands that no negotiations with respect to such a definitive agreement has taken place between the other parties to the joint venture. The Company has and continues to explore its options available related to internet gaming in order to obtain the most favorable terms for the Company, its stockholders and investors. If a joint venture is formed pursuant to the term sheet, the Company is expected to hold approximately a 10% equity interest (before dilution), subject to applicable law.

Other Regulation. In addition to gaming regulations, our business is subject to various other federal, state and local laws and regulations, including but not limited to, restrictions and conditions concerning taxation, treasury regulations, building code and land use requirements, environmental matters and local licenses and permits.

United States Department of Treasury (“DOT”) and Financial Crimes Enforcement Network regulations require casinos to report currency transactions involving more than $10,000 per patron per gaming day and certain gaming patron transactions involving suspicious activity. We have established internal control procedures that we believe comply with these DOT regulations, including: (i) computer exception reporting; (ii) review of currency and suspicious activity transactions and reporting by committees comprised of casino operations, marketing and administration executives; (iii) internal audit testing of DOT regulation compliance; (iv) training employees to comply with DOT regulations; and (v) a disciplinary program for employee violations.

Pursuant to the provisions of the Act, we must either obtain investment tax credits in an amount equivalent to 1.25% of our gross casino revenues, as defined in the Act, or pay an alternative tax of 2.5% of our gross casino revenues. Investment tax credits may be obtained by making approved qualified investments, or by depositing funds which may be converted to bonds by the CRDA. Certain of our subsidiaries are required to make quarterly deposits with the CRDA to satisfy their investment obligations.

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

Intellectual Property. The Company, TER Holdings and certain of its subsidiaries (collectively, the “Licensee Entities”) are party to the Second Amended and Restated Trademark License Agreement (the “Trademark License Agreement”) with the Trump Parties, which amends, restates and supersedes the previous trademark license agreement entered into among the Company, TER Holdings and Mr. Trump during 2005. The Trademark License Agreement provides that the Trump Parties grant the Licensee Entities a royalty-free license to use certain trademarks, service marks, names, domain names and related intellectual property associated with the name “Trump” and the Trump Parties in connection with TER Holdings' casino and gaming activities relating to the Company's existing casino properties in Atlantic City, New Jersey, subject to certain terms and conditions. The Trademark License Agreement remains in effect until terminated pursuant to the terms of the Trademark License Agreement.

Employees and Labor Relations

Number of Employees. The table below sets forth the approximate number of our full-time equivalent employees working at our properties as of December 31, 2011:

Property	Number of Full-Time Equivalent Employees
Trump Taj Mahal	2,600
Trump Plaza	1,100
Total	3,700

Collective Bargaining Agreements. Certain of our casino hotel employees are subject to collective bargaining agreements. The following table summarizes the approximate number of our casino hotel employees subject to collective bargaining agreements and the effective dates and expiration dates of such agreements:

Union	Approximate Number of Employees Covered	Effective Date of Collective Bargaining Agreement	Expiration Date of Collective Bargaining Agreement
UNITE-HEREIU, Local 54
(Hotel Employees & Restaurant Employees International Union)	1,932	September 15, 2011	September 15, 2014

International Union of Operating Engineers, Local 68A (Entertainment)	17	July 1, 2011	June 30, 2014

International Union of Operating Engineers, Local 68F (Trades)	104	May 1, 2011	April 30, 2014

United Brotherhood of Carpenters and Joiners of America, Local 623	33	May 1, 2011	April 30, 2014

International Union of Painters & Allied Trades, District Council 711	15	May 1, 2011	April 30, 2014

International Alliance of Theatrical Stage Employees, Local 917 (On-call Employees)	220	July 1, 2011	June 30, 2014

International Brotherhood of Teamsters, Local 331	6	March 1, 2008	March 31, 2012

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

Seasonality

Our cash flows from operating activities are seasonal in nature. Spring and summer are traditionally the peak seasons for our properties, with autumn and winter being non-peak seasons. Consequently, our operating results for the quarters ending in March and December are not historically as strong as the quarters ending in June and September. Any excess cash flow achieved from operations during peak seasons is used to subsidize non-peak seasons. Performance in non-peak seasons is usually dependent on favorable weather and a long-weekend holiday calendar. In the event that we are unable to generate excess cash flows in one or more peak seasons, we may not be able to subsidize non-peak seasons, if necessary.

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

On May 7, 2010, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Supplemental Modified Sixth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code Proposed by the Debtors and the Ad Hoc Committee of Holders of 8.5% Senior Secured Notes Due 2015 (the “Ad Hoc Committee”), as filed with the Bankruptcy Court, in final form, on May 7, 2010 (the “Plan of Reorganization”). A copy of the Confirmation Order, with a copy of the Plan of Reorganization as confirmed attached thereto, was attached as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed on May 12, 2010.

The Plan of Reorganization became effective on the Consummation Date, July 16, 2010, at which time the transactions contemplated by the Plan of Reorganization were consummated.

On January 10, 2012, the Bankruptcy Court issued its final decree and order closing the Chapter 11 Case.

Pursuant to the Plan of Reorganization, the Company entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to file with the SEC no later than 30 days after the Consummation Date, and to use its commercially reasonable efforts to cause to be declared effective by 60 days after the Consummation Date, a registration statement to register for resale the new common stock of the Company issued pursuant to the Plan of Reorganization and held by members of the Ad Hoc Committee and/or their affiliates (the “Backstop Parties”) and other eligible holders of new common stock who elected to become parties thereto. In addition, pursuant to the Registration Rights Agreement, the Backstop Parties have piggyback registration rights and have agreed to certain limitations on their registration rights, including cutbacks and a holder standstill period.

Pursuant to the Registration Rights Agreement, on August 16, 2010, we filed a registration statement on Form S-1 with the SEC to cover the resale of the shares of common stock held by the Backstop Parties and certain other holders of common stock. On March 30, 2011, the Registration Rights Agreement was amended to defer our obligation to register the shares of common stock held by the Backstop Parties and such other holders until April 15, 2012, subject to an earlier request from the Backstop Parties holding a majority of the common stock held by the Backstop Parties. In light of this amendment, we withdrew the registration statement on Form S-1 that we filed on August 16, 2010 and we will defer submitting any application to have our common stock traded on a national securities exchange.

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

We are highly leveraged and future cash flows may not be sufficient for us to meet our obligations, and our debt facility contains financial covenants and other covenants that restricts our ability to engage in certain transactions.

We have a substantial amount of long-term debt in relation to our equity. As of December 31, 2011, we had total outstanding debt of approximately $303.6 million. Our substantial indebtedness could have important consequences. For example:

•
amounts outstanding under the debt facility are guaranteed by the Company and certain of its direct and indirect subsidiaries and secured by a security interest in substantially all of the assets of the Company and its direct and indirect subsidiaries;

•
if we fail to meet our payment obligations or otherwise default under the agreement governing our indebtedness, the lenders under such agreement will have the right to accelerate the indebtedness and exercise other rights and remedies against us. These rights and remedies include rights to:

- repossess and foreclose upon the assets that serve as collateral;
- initiate judicial foreclosure against us; and
- petition a court to appoint a receiver for us or for substantially all of our assets.

•
we are required to use a substantial portion of our cash flow from our operations to service and amortize our indebtedness, which will reduce the amount of available cash, if any, to fund working capital, other capital expenditures and other general corporate purposes, and may give us greater exposure to the current adverse economic and industry conditions;

•
we may experience decreased revenues from our operations attributable to decreases in consumer spending levels and high unemployment due to the adverse economic and industry conditions, and could fail to generate sufficient cash to fund our liquidity needs and/or fail to satisfy the financial and other restrictive covenants to which we are subject to under our existing indebtedness; and

•
if we fail to pay our debts generally as they become due, unsecured creditors that we fail to pay may initiate involuntary bankruptcy proceedings against us, subject to the requirements of the Bankruptcy Code, and such bankruptcy proceedings will delay or impact the repayment of our secured debt.

The agreement governing our debt facility also contains restrictions on our ability to engage in certain transactions and may limit our ability to respond to changing business and economic conditions. The debt facility also imposes certain affirmative and negative covenants on the Company and its subsidiaries. The negative covenants impose restrictions with respect to, among other things, (i) incurring liens, (ii) incurring debt, (iii) mergers or consolidations, (iv) sales or other dispositions of assets, (v) investments, (vi) dividends or distributions on, or repurchases of, equity interests, (vii) prepaying or repurchasing debt and (viii) certain capital expenditures. The debt facility also contains customary event of default and remedy provisions, including a provision stating that an event of default includes any termination or expiration of the Trademark License Agreement or the issuance of an injunction or similar order against the Company under the Trademark License Agreement.

Our industry is intensely competitive.

The gaming industry is highly competitive and is expected to become more competitive in the future. New entrants to the Atlantic City market have announced plans to develop casinos in the future. We also face competition from other forms of legalized gaming, such as state sponsored lotteries, racetracks, off-track wagering and video lottery and video poker terminals. In addition, on-line gaming, despite its illegality in the United States, is a growing sector in the gaming industry, and various proposals have been made to authorize on-line gaming in the United States. We are unable to assess the impact that on-line gaming will have on our operations in the future and there is no assurance that the impact will not be materially adverse.

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

Gaming in New Jersey is regulated extensively by federal and state regulatory bodies, including the CCC and state and federal taxing, law enforcement and liquor control agencies. We and several of our officers and other qualifiers have received the licenses, permits and authorizations required to operate our properties. In June 2007, the CCC renewed our licenses to operate Trump Taj Mahal and Trump Plaza until June 2012. Failure to maintain or obtain the requisite casino licenses would have a material adverse effect on our business.

If new gaming regulations are adopted in New Jersey, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals have been introduced by the legislature of New Jersey that, if enacted, could adversely affect the tax, regulatory, operations or other aspects of the gaming industry and our financial performance. Legislation of this type has been enacted in the past and may be enacted in the future. For example, in February 2011, legislation took effect under which the CRDA, a state-appointed authority, is to take charge of the Atlantic City Tourism District.

Pennsylvania, New York and other nearby states have enacted gaming legislation that has negatively impacted our revenues, and other states may do so in the future.

Under the Race Horse Development and Gaming Act, the Pennsylvania Gaming Control Board is authorized to permit a total of up to 61,000 slot machines in up to fourteen different licensed locations in Pennsylvania, seven at racetracks (each with up to 5,000 slot machines), five at casino facilities (two in Philadelphia, one in Pittsburgh and two elsewhere, each with up to 5,000 slot machines) and two at established resorts (each with up to 500 slot machines). Three of the racetrack sites, Pocono Downs, Parx Casino and Chester Downs and two casinos, one in Philadelphia and one in Bethlehem, are located in our market area. In January 2010, table game legislation was signed into Pennsylvania law which allows up to 250 table games at each of the twelve larger authorized casinos and up to 50 table games at each of the remaining two smaller authorized casinos. Pennsylvania table games became operational during July 2010.

As of January 2012, the Philadelphia area locations were operating approximately 13,500 slot machines and 575 table games. Valley Forge Casino, one of the two resort licenses, expects to open in early 2012 and has been approved to operate 50 table games and 600 slot machines. Competition from the Pennsylvania casinos that are currently operational has adversely impacted Atlantic City casinos, including our casinos. We believe that the potential opening of additional casinos could further adversely impact Atlantic City casinos, including our casinos.

The Division of the Lottery of the State of New York is authorized to permit the installation of VLTs at various horse racing facilities in New York. On October 28, 2011, the first phase of Resorts World Casino at Aqueduct Racetrack in Queens, New York opened with approximately 2,300 VLTs and 205 electronic table games. The second phase of the casino opened in December 2011 and included an additional 2,245 VLTs and 270 electronic table games.

As of early 2012, there were nine racetracks operating throughout New York State with a total of approximately 17,200 VLTs. Additionally, at various times there have been discussions about allowing VLTs at the Belmont racetrack. The Belmont racetrack is in close proximity to Resorts World Casino and both are less than fifteen miles from Manhattan. The Governor of New York also recently proposed a constitutional amendment which would allow full-fledged casino gambling, including table games, throughout the State of New York.

The 2001 legislation, which authorized the installation of VLTs, also authorized the Governor of New York to negotiate compacts authorizing the operation of up to six Native American casino facilities. Native American casino facilities typically have a significant operating advantage over our casinos due to lower gaming taxes, allowing those facilities to market more aggressively and to expand or update their facilities at an accelerated rate. Competing Native American facilities, therefore, could continue to further adversely impact Atlantic City casinos, including our casinos.

In addition, other states near New Jersey, either have or are currently contemplating expanding gaming legislation. The net effect of gaming facilities in such other states, when operational, on the Atlantic City gaming market, including our properties, cannot be predicted. Since our market is primarily a drive-in market, legalized gaming in one or more states neighboring or within close proximity to New Jersey could have a material adverse effect on the Atlantic City gaming market overall, including our properties.

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

In 2007, an ordinance in Atlantic City became effective which extended smoking restrictions under the New Jersey Smoke-Free Air Act. This ordinance mandated that casinos restrict smoking to designated areas of up to 25% of the casino floor. In 2008, Atlantic City’s City Council unanimously approved an amendment to the ordinance, banning smoking entirely on all casino gaming floors and casino simulcasting areas, but allowing smoking in separately exhausted, non-gaming, smoking lounges. However, Atlantic City’s City Council voted to postpone the full smoking ban for at least one year due to, among other things, the weakened economy and increased competition in adjoining states.

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

We are continuously looking to grow our business and diversify our cash flow by actively pursuing opportunities to capitalize on the Trump brand in connection with our existing properties in Atlantic City, New Jersey. In addition, we expect to explore opportunities to expand our activities and asset base in additional gaming markets. Under the terms of the Trademark License Agreement, entered into on the Consummation Date, by the Licensee Entities and the Trump Parties, our right to use the “Trump” brand and related intellectual property is limited to our existing properties, and accordingly the “Trump” brand and related intellectual property would not be available for our use in connection with any other activities we may undertake in the future.
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
Our insurance coverage may not be adequate to cover all possible losses that we could suffer.
In the event of a catastrophic property or casualty loss, we may not have sufficient insurance coverage. We may also suffer disruption of our business in the event of a terrorist attack or other catastrophic property or casualty loss or be subject to claims by third parties injured or harmed. While we currently carry general liability insurance and business interruption insurance, such insurance may not be adequate to cover all losses in such event.

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

•	war, future acts of terrorism, political turmoil in the Middle East and their impact on capital markets, the economy, consumer behavior and operating expenses;

•	competition from existing and potential new competitors in Atlantic City and other markets (including online gaming),

which is likely to increase over the next several years;

•	regulatory and legal changes;

•	state tax law changes that increase our tax liability; and

•	other risks described from time to time in periodic reports filed by us with the SEC.

Occurrence of any of these risks could materially adversely affect our operations and financial condition.

Furthermore, our parent company, TER, has minimal operations, except for its ownership of TER Holdings and its subsidiaries. TER depends on the receipt of sufficient funds from its subsidiaries to meet its financial obligations. The ability of TER's subsidiaries to make payments to TER may also be restricted by the CCC and DGE.
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

Our principal stockholders, directors and executive officers, and entities affiliated with them, own approximately 59% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ materially from other stockholders and may vote in a way with which other stockholders disagree and which may be adverse to the interests of other stockholders. In addition, we have elected to opt out of Section 203 of the Delaware General Corporation Law, which prohibits a publicly-held Delaware corporation from engaging in a “business combination” with an “interested stockholder,” and we will be able to enter into such transactions with our principal stockholders. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

We are a participant in a multi-employer pension plan that has been certified in critical status by the fund's actuary.

In connection with our collective bargaining agreement with the culinary and hotel workers union, UNITE HERE International Union, Local 54 (“UNITE HERE”), we participate in the Pension Plan of the National Retirement Fund (the

“Fund”). On March 31, 2010, as a result of the extraordinary decline in the financial markets and downturn in the economy, the Fund was certified in critical status by the Fund's actuary under the federal multi-employer plan funding laws pursuant to the Pension Protection Act of 2006. In connection with the certification, the Fund's board of trustees adopted a rehabilitation plan effective on April 1, 2010 (the “Rehabilitation Plan”) with the goal of enabling the Fund to emerge from critical status by January 1, 2023. The Rehabilitation Plan provides for certain increases in employer contributions and, in some cases, a reduction in participant benefits. We were required to select one of three schedules of future accrual and contribution rates proposed under the Rehabilitation Plan, all of which provided for increased monthly contributions. On May 27, 2010, we agreed upon a schedule with UNITE HERE pursuant to which we began making increased monthly contributions to the Fund on January 1, 2012.

Under applicable federal law, any employer contributing to a multi-employer pension plan that completely ceases participating in the plan while it is underfunded is subject to payment of such employer's assessed share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can also be assessed a withdrawal liability for a partial withdrawal from a multi-employer pension plan. The amount of our potential exposure with respect to the Fund depends on, among other things, the nature and timing of any triggering events and the funded status of the Fund at that time. If, in the future, we elect to withdraw from the Fund, additional liabilities would need to be recorded. While it is possible that this would occur in the future, we have not made any decision to incur a partial or complete withdrawal from the Fund. If any of these adverse events were to occur in the future, it could result in a substantial withdrawal liability assessment that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our current monthly pension contributions to the Fund are approximately $0.4 million. We also contribute to other multi-employer pension plans. A renewed economic decline could have a significant adverse effect on the financial condition of the Fund, or other funds in which we participate, which may require us to make contributions in addition to those already contemplated. Any such increases in our required contributions could adversely affect our results of operations.

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

Pursuant to the Plan of Reorganization, the Company entered into the Registration Rights Agreement, pursuant to which the Company agreed to file with the SEC no later than 30 days after the Consummation Date, and to use its commercially reasonable efforts to cause to be declared effective by 60 days after the Consummation Date, a registration statement to register for resale the new common stock of the Company issued pursuant to the Plan of Reorganization and held by members of the Backstop Parties and other eligible holders of new common stock who elected to become parties thereto. In addition, pursuant to the Registration Rights Agreement, the Backstop Parties have piggyback registration rights and have agreed to certain limitations on their registration rights, including cutbacks and a holder standstill period.

Pursuant to the Registration Rights Agreement, on August 16, 2010, we filed a registration statement on Form S-1 with the SEC to cover the resale of the shares of common stock held by the Backstop Parties and certain other holders of common stock. On March 30, 2011, the Registration Rights Agreement originally entered into on July 16, 2010 was amended to defer our obligation to register the shares of common stock held by the Backstop Parties and certain other holders until April 15, 2012, subject to an earlier request from the Backstop Parties holding a majority of the common stock held by the Backstop Parties. In light of this amendment, we withdrew the registration statement on Form S-1 that we filed on August 16, 2010 and we will defer any application to have our common stock traded on a national securities exchange. This will make it less likely that a public market for our common stock will develop in the near future.

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

General. Substantially all of the real and personal property of each of our properties, including their respective hotel and casino facilities and the parcels of land on which they are situated, secure our indebtedness under the Company's secured credit facility with Beal Bank, SSB, as agent, and Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP, as lenders (as amended, the “Amended and Restated Credit Agreement”). Each of our properties has financed or leased and, from time to time, may finance or lease its acquisition of furniture, fixtures and equipment, including slot machines. The lien in favor of any such lender or lessor may be superior to the liens securing the indebtedness under the Amended and Restated Credit Agreement.

Each of our properties leases space to various retailers and food and beverage outlets in their respective facilities.

The following table lists our significant land holdings:

Property	Total Approximate Acreage
	Owned	Leased	Utilized	Available for Development
Trump Taj Mahal	35.9	—	28.0	7.9
Trump Plaza	9.4	1.5	7.4	3.5

Trump Taj Mahal. We currently own approximately 35.9 acres of land that comprise the Trump Taj Mahal site, including the 24.5 acres on which the facility is situated and 7.9 acres of land suitable for development. Excluded from the table is an off-site warehouse location located on 18.0 acres, which we are currently in the process of selling.

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

We also own five parcels of land, aggregating approximately 43,300 square feet, and lease one parcel consisting of approximately 3,125 square feet. All of such parcels are contiguous and are located along Atlantic Avenue, on the same block as Trump Plaza’s parking garage. These parcels of land are used for signage and surface parking.

Item 3.    Legal Proceedings

Chapter 11 Case—As discussed in Item 1 above, on February 17, 2009, the Debtors filed voluntary petitions seeking relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The cases were jointly administered under the Chapter 11 Case.

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

On January 10, 2012, the Bankruptcy Court issued its final decree and order closing the Chapter 11 Case.

Notwithstanding the entry of the final decree and order closing the Chapter 11 Case, the Bankruptcy Court has retained jurisdiction to determine the allowance of the claims filed against the Company. An interim distribution is proposed to be made to holders of certain allowed Class 5 and Class 7 Claims as defined in the Plan of Reorganization during 2012. A number of tort claims have yet to be resolved. If and when these claims are allowed, the claimants will receive distributions pursuant to the Plan of Reorganization.

Former Shareholders State Court Litigation - On or about April 4, 2011, certain former shareholders of Trump Hotels & Casino Resorts, Inc. (the “Former Shareholders”) filed a complaint against TCI 2 Holdings, LLC, TER Development Co., LLC, and TER Management Co., LLC in the Superior Court of New Jersey, Law Division, Atlantic County, Docket No. ATL-L-2618-11 (the “Former Shareholders State Court Litigation”). In the Former Shareholders State Court Litigation, the Former Shareholders allege that they are entitled to a judgment in an amount in excess of $3.5 million (plus pre- and post-judgment interest from May 20, 2005) on account of distributions that they were entitled to be paid under the Second Amended and Restated Joint Plan of Reorganization, dated as of March 30, 2005, as amended of Trump Hotels & Casino Resorts, Inc. (the “2005 Plan of Reorganization”). The Company disputes the Former Shareholders’ claim that they were entitled to be paid any distribution under the 2005 Plan of Reorganization and is actively defending the Former Shareholders State Court Litigation.

New Jersey State Income Taxes—We entered into a Stipulation and Consent Order (the “Stipulation”) with the State of New Jersey, Department of Treasury and Division of Taxation (the “Division”, and together with the Company, the “Parties”), settling certain claims for unpaid taxes that were asserted by the Division in the Chapter 11 bankruptcy proceedings commenced by the Company in 2004 and the Chapter 11 Case. The Stipulation was approved by order of the Bankruptcy Court and became final and non-appealable on December 19, 2011 (the “Effective Date”).

Under the terms of the Stipulation, the Parties agreed to resolve any and all claims of the Division against the Company relating to New Jersey Corporation Business Tax for periods prior to the 2009 bankruptcy (including the Division's claim for unpaid taxes relating to the years 2002 through 2006 under the alternative minimum assessment method (“AMA”) of determining tax liability). On the Effective Date, pursuant to the Stipulation, the claim asserted by the Division in the Company's 2009 bankruptcy proceedings was reduced to $5.0 million (the “Settlement Payment”) and was deemed to be an allowed priority tax claim, as defined in the Plan of Reorganization, in the amount of $5.0 million. The Stipulation provides for the Company to make this Settlement Payment in two installments.

Pursuant to the Stipulation, in December 2011, the Company paid the first installment of the Settlement Payment, totaling $3.5 million, to the Division. The second and final installment payment of $1.5 million must be made by the Company to the Division no later than May 1, 2012.

In connection with the Stipulation, the Company reversed $28.1 million of previously recognized expense comprised of $15.8 million of income tax expense and $12.3 million of interest expense related to the AMA.

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

Old Common Stock. From September 20, 2005 to February 26, 2009, our then-outstanding common stock (the “Old Common Stock”) traded on the Nasdaq Global Market (formerly, the Nasdaq National Market System) under the ticker symbol “TRMP.” On February 26, 2009, the Old Common Stock was delisted from the Nasdaq Stock Market in light of, among other things, the filing of the Chapter 11 Case. From February 27, 2009 to the Consummation Date, the Old Common Stock was traded on the OTC Bulletin Board under the symbol “TRMPQ.” On the Consummation Date and in connection with the Plan of Reorganization described elsewhere in this Report, all shares of our Old Common Stock were canceled and new common stock of TER (“New Common Stock”) was issued. There is currently no established public trading market for TER's New Common Stock.

The following table reflects the high and low sales prices, rounded to the nearest penny, of the Old Common Stock as reported by the Nasdaq Global Market and the OTC Bulletin Board, as applicable, for each quarterly period in 2010 (through July 15, 2010).

	High	Low
2010:
First Quarter	$0.20	$0.05
Second Quarter	$0.44	$0.11
Third Quarter (through July 15, 2010)	$0.15	$0.01

Holders. As of March 1, 2012, there were approximately 103 holders of record of TER's New Common Stock.

Dividends. We have never paid a dividend on the Old Common Stock or the New Common Stock and do not anticipate paying dividends on the New Common Stock in the foreseeable future.

Equity Compensation Plan Information

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2011. All outstanding awards relate to TER's New Common Stock.

Plan Category	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	15,000	N/A	485,000
Equity compensation plans not approved by security holders (2)	321,432	N/A	—
Total	336,432	N/A	485,000
____________________________________________

(1) Represents 15,000 restricted stock units awarded to three of our independent directors under the Trump Entertainment Resorts, Inc. 2011 Equity Incentive Plan (the “2011 Equity Incentive Plan”) which was approved by our stockholders at our Annual Meeting of Stockholders on November 3, 2011.

(2) Represents grants of restricted stock and restricted stock units awarded to two executive officers (our chief executive officer and our chief financial officer) pursuant to the terms of award agreements approved by our Compensation Committee. The agreements provide that the restricted stock awarded will vest in four equal increments on March 15, 2012, 2013, 2014 and 2015. Such restrictions will expire immediately upon a change of control of the Company. Fifty percent of the restricted stock units awarded vested immediately on November 16, 2010 and the remaining fifty percent vested on November 16, 2011.

Item 6.    Selected Financial Data

The following table sets forth certain of our historical financial information as of December 31, 2011 and 2010 (Reorganized Company) and as of December 31, 2009, 2008 and 2007 (Predecessor Company) and for the year ended December 31, 2011 (Reorganized Company), the period from July 16, 2010 through December 31, 2010 (Reorganized Company), the period from January 1, 2010 through July 15, 2010 (Predecessor Company) and for the years ended December 31, 2009, 2008, and 2007 (Predecessor Company). All financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto referenced elsewhere in this Form 10-K.

	TER		Predecessor Company
		July 16,	January 1,
	Year	2010	2010
	Ended	through	through
	December 31,	December 31,	July 15,	Year Ended December 31,
(In thousands, except share and per share data)	2011	2010	2010	2009	2008	2007
Revenues:
Gaming	$483,902	$258,276	$313,726	$640,862	$735,469	$781,935
Rooms	75,324	37,851	41,267	76,600	68,133	64,323
Food and beverage	61,359	37,481	40,792	80,028	87,214	88,547
Other	22,903	17,022	16,393	34,107	31,959	31,986
	643,488	350,630	412,178	831,597	922,775	966,791
Less promotional allowances	(170,137)	(94,259)	(98,108)	(195,235)	(209,322)	(209,560)
Net revenues	473,351	256,371	314,070	636,362	713,453	757,231

Costs and expenses:
Operating costs, excluding items detailed below	441,312	264,417	309,007	581,702	622,207	642,865
Depreciation and amortization	27,747	14,667	23,114	50,463	56,290	49,142
Goodwill and other asset impairment charges	—	—	—	351,559	141,744	96,857
Income from settlement of property tax appeals	—	—	—	—	—	(27,946)
	469,059	279,084	332,121	983,724	820,241	760,918
Income (loss) from operations	4,292	(22,713)	(18,051)	(347,362)	(106,788)	(3,687)

Net gain (loss) on reorganization related items and fresh start adjustments	—	—	729,049	(37,518)	(1,443)	(910)

Non-operating (expense) income:
Interest income	1,276	717	512	1,326	4,019	6,770
Interest expense	(30,076)	(20,816)	(23,473)	(131,352)	(132,513)	(130,961)
Income related to deed amendment	5,465	—	—	—	—	—
Income related to non-competition agreement	—	25,000	—	—	—	—
Loss on early extinguishment of debt	—	—	—	—	—	(4,127)
	(23,335)	4,901	(22,961)	(130,026)	(128,494)	(128,318)

(Loss) income before income taxes and discontinued operations	(19,043)	(17,812)	688,037	(514,906)	(236,725)	(132,915)
Income tax benefit	11,960	—	—	8,324	6,289	23,102
(Loss) income from continuing operations	(7,083)	(17,812)	688,037	(506,582)	(230,436)	(109,813)
Income (loss) from discontinued operations:
Trump Marina, net of income taxes	(676)	(8,436)	2,502	(193,246)	(62,815)	(139,119)
Trump Indiana, net of income taxes	1,592	—	—	—	2,070	—
Income (loss) from discontinued operations	916	(8,436)	2,502	(193,246)	(60,745)	(139,119)
Net (loss) income	$(6,167)	$(26,248)	690,539	(699,828)	(291,181)	(248,932)
Less: Net loss attributable to the noncontrolling interest			23,489	165,890	58,978	60,251
Net income (loss) attributable to Trump Entertainment Resorts, Inc.			$714,028	$(533,938)	$(232,203)	$(188,681)

	TER		Predecessor Company
		July 16,	January 1,
	Year	2010	2010
	Ended	through	through
	December 31,	December 31,	July 15,	Year Ended December 31,
(In thousands, except share and per share data)	2011	2010	2010	2009	2008	2007
Earnings per share:
Net (loss) income per share attributable to Trump Entertainment Resorts, Inc. common stockholders - basic:
Continuing operations	$(0.66)	$(1.66)	$22.66	$(12.18)	$(5.87)	$(2.65)
Discontinued operations	0.09	(0.79)	0.17	(4.67)	(1.46)	(3.42)
Basic net (loss) income per share	$(0.57)	$(2.45)	$22.83	$(16.85)	$(7.33)	$(6.07)

Net (loss) income per share attributable to Trump Entertainment Resorts, Inc. common stockholders - diluted:
Continuing operations	$(0.66)	$(1.66)	$16.93	$(12.18)	$(5.87)	$(2.65)
Discontinued operations	0.09	(0.79)	0.06	(4.67)	(1.46)	(3.42)
Diluted net (loss) income per share	$(0.57)	$(2.45)	$16.99	$(16.85)	$(7.33)	$(6.07)

Weighted Average Shares Outstanding:
Basic	10,776,846	10,728,636	31,270,345	31,691,463	31,674,980	31,086,918
Diluted	10,776,846	10,728,636	40,647,829	31,691,463	31,674,980	31,086,918

Balance Sheet Data (at end of period):
Cash and cash equivalents	$63,895	$76,567		$66,084	$86,183	$121,309
Property and equipment	402,980	429,571		1,134,027	1,707,403	1,630,453
Total assets	578,810	705,010		1,396,769	2,047,379	2,228,880
Total debt, including current maturities	303,643	351,487		1,740,033	1,743,850	1,643,774
Noncontrolling interests				(159,639)	6,925	64,892
Total equity (deficit)	192,765	198,810		(691,678)	7,704	291,260

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

Overview

We own and operate the Trump Taj Mahal Casino Resort (“Trump Taj Mahal”) and Trump Plaza Hotel and Casino (“Trump Plaza”), each in Atlantic City, New Jersey. Until May 24, 2011, we also owned and operated the Trump Marina Hotel Casino (“Trump Marina”) in Atlantic City, New Jersey.

On May 24, 2011, we and our subsidiary, Trump Marina Associates, LLC, completed the sale of the Trump Marina (the “Property”) to Golden Nugget Atlantic City, LLC (“Golden Nugget”), an affiliate of Landry's Restaurants, Inc., pursuant to the Asset Purchase Agreement dated as of February 11, 2011, (as amended, the “Asset Purchase Agreement”).  Pursuant to the Asset Purchase Agreement, at the closing, Golden Nugget acquired substantially all of the assets of, and assumed certain liabilities related to, the business conducted at the Property.

The cash proceeds of the sale were $37.3 million, after giving effect to certain adjustments as of the closing date as set forth in the Asset Purchase Agreement and before transaction expenses.  The proceeds are subject to certain post-closing adjustments, including adjustments based on working capital balances as of the closing of the sale, as set forth in the Asset Purchase Agreement.   In connection with the sale of the Property, the Company (i) repaid $30.0 million of debt outstanding under its secured credit facility with Beal Bank, SSB, as agent, and Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, and Icahn Partners Master Fund III LP, as lenders (as amended, the “Amended and Restated Credit Agreement”), utilizing $28.0 million of net cash proceeds from the sale of the Property and $2.0 million of other restricted cash and (ii) recognized a loss on disposal within its discontinued operations of $1.1 million during the year ended December 31, 2011.

In connection with the Asset Purchase Agreement, Trump Entertainment Resorts Holdings, L.P. (“TER Holdings”) entered into a Transitional Services Agreement dated as of February 11, 2011, with Landry's A/C Gaming, Inc., which was subsequently assigned to Golden Nugget (the “TSA”). Under the TSA, the parties agreed to facilitate the purchaser's purchase of the Property by creating a transition and separation plan. Pursuant to the TSA, the Company provides certain services relating to information technology for the benefit of Golden Nugget for a period of up to one year following consummation of the sale of the Property. The Company is reimbursed for its costs of providing such services.

In August 2011, the Company sold the Steel Pier, an Atlantic City landmark of approximately 425,000 square feet located across the Boardwalk from Trump Taj Mahal, to an entity affiliated with the Steel Pier's long-time tenant for a sale price of $4.3 million. The tenant operated the amusement park on the Steel Pier under a lease which would have continued in effect until December 31, 2016. The net cash proceeds of this sale of $3.5 million were used to make a mandatory principal payment under the Amended and Restated Credit Agreement.

In September 2011, the Company sold the “skybridge” which extends over the Boardwalk connecting Trump Taj Mahal to the Steel Pier to the same entity that purchased the Steel Pier. The net cash proceeds of this sale of $0.3 million were also used to make a mandatory principal payment under the Amended and Restated Credit Agreement.

In December 2011, the Company sold the office building formerly used as its corporate headquarters for $3.1 million. The net cash proceeds of this sale must be used in a manner permitted under the Amended and Restated Credit Agreement.

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

On May 7, 2010, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Supplemental Modified Sixth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code Proposed by the Debtors and the Ad Hoc Committee of Holders of 8.5% Senior Secured Notes Due 2015 (the “Ad Hoc Committee”), as filed with the Bankruptcy Court, in final form, on May 7, 2010 (the “Plan of Reorganization”).

On July 16, 2010 (the “Consummation Date”), the Plan of Reorganization became effective and the transactions contemplated by the Plan of Reorganization were consummated.

On January 10, 2012, the Bankruptcy Court issued its final decree and order closing the Chapter 11 Case.

Pursuant to the Plan of Reorganization, the Company entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to file with the Securities and Exchange Commission (“SEC”) no later than 30 days after the Consummation Date, and to use its commercially reasonable efforts to cause to be declared effective by 60 days after the Consummation Date, a registration statement to register for resale the new common stock of the Company issued pursuant to the Plan of Reorganization and held by members of the Ad Hoc Committee and/or their affiliates (the “Backstop Parties”) and other eligible holders of new common stock who elected to become parties thereto. In addition, pursuant to the Registration Rights Agreement, the Backstop Parties have piggyback registration rights and have agreed to certain limitations on their registration rights, including cutbacks and a holder standstill period.

Pursuant to the Registration Rights Agreement, on August 16, 2010, we filed a registration statement on Form S-1 with the SEC to cover the resale of the shares of common stock held by the Backstop Parties and certain other holders of common stock. On March 30, 2011, the Registration Rights Agreement was amended to defer our obligation to register the shares of common stock held by the Backstop Parties and such other holders until April 15, 2012, subject to an earlier request from the Backstop Parties holding a majority of the common stock held by the Backstop Parties. In light of this amendment, we withdrew the registration statement on Form S-1 that we filed on August 16, 2010 and we will defer submitting any application to have our common stock traded on a national securities exchange.

Basis of Presentation

Upon emergence from chapter 11, we adopted fresh-start reporting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852 - “Reorganizations.” Under fresh-start reporting, a new entity was deemed to have been created (on the Consummation Date) for financial reporting purposes and the recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values. The term “Predecessor Company” refers to the Company and its subsidiaries for periods prior to and including July 15, 2010 and the term “Reorganized Company” refers to the Company and its subsidiaries for periods on and subsequent to July 16, 2010.

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

We are operating in an extremely challenging business environment. Cash flows used in continuing operating activities were $11.6 million during 2011 compared to cash flows used in continuing operations of $75.3 million during 2010. The lower cash flows used in our continuing operations was principally due to a decrease in cash expenditures related to professional fees and expenses associated with our reorganization, partially offset by lower gaming revenues. Cash flows provided by operating activities relating to discontinued operations decreased $14.6 million due to the sale of Trump Marina during May 2011.

Cash flows provided by continuing investing activities were $0.1 million during 2011 compared to cash flows used in continuing investing activities of $6.1 million during 2010. Continuing investing activities during 2011 reflected capital expenditures of $10.3 million, $6.3 million related to Casino Reinvestment Development Authority (“CRDA”) investment obligations, $1.9 million in proceeds from certain CRDA investments, a $7.7 million decrease in restricted cash and $7.1 million of proceeds from the sale of the Steel Pier, skybridge and corporate office building. Continuing investing activities during 2010 included $11.0 million of proceeds related to certain CRDA investments, $7.5 million related to the purchase of CRDA investment obligations and capital expenditures of $4.9 million. Restricted cash increased $4.8 million in connection with the receipt of proceeds from the CRDA. Cash flows provided by investing activities relating to our discontinued operations during 2011 included $31.3 million of net proceeds received in connection with the sale of Trump Marina, partially offset by CRDA investment obligations and capital expenditures. Cash flows used in investing activities related to our discontinued operations during 2010 included proceeds received from certain CRDA investments, capital expenditures and CRDA investment obligations.

Our cash flows used in continuing financing activities during 2011 included (i) the repayment of $47.2 million of outstanding borrowings under our Amended and Restated Credit Agreement, which was comprised of: quarterly amortization payments of $3.4 million; $12.0 million in mandatory prepayments which were funded from restricted cash; $28.0 million of net cash proceeds from the sale of Trump Marina; and $3.8 million of net cash proceeds from the sale of the Steel Pier; (ii) a $15.8 million decrease in restricted cash and (iii) the repayment of capital lease obligations. During 2010, our cash flows provided by continuing financing activities included (i) a $225.0 million in capital contributions made pursuant to a rights offering to eligible holders of the Senior Notes and general unsecured claims (the “Rights Offering”), (ii) the repayment of $129.2 million of outstanding borrowings under our term loans, which included $127.5 million under the 2007 Credit Agreement, (iii) the repayment of $10.0 million of borrowings under the Initial DIP Note Purchase Agreement, which was drawn during June 2010 and used to fund operations through the Consummation Date, (iv) a $0.6 million cash distribution to holders of our Senior Notes pursuant to the Plan of Reorganization and (v) $0.5 million in repayments of capital lease obligations.

At December 31, 2011, we had $63.9 million in cash and cash equivalents and $11.3 million of cash which is restricted in use under the terms of the Amended and Restated Credit Agreement. There was $297.6 million of borrowings outstanding under the Amended and Restated Credit Agreement as of December 31, 2011.

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

Contractual obligations, as of December 31, 2011, mature as follows (in millions):

	One year and less	2-3 years	3-5 years	After 5 years	Total
Long-term debt	$3.5	$6.9	$287.2	$—	$297.6
Interest on long-term debt	35.6	69.9	34.3	—	139.8
Capital leases	1.2	1.6	1.6	8.8	13.2
Operating leases	3.0	5.2	4.1	71.3	83.6
Atlantic City Alliance (1)	4.5	9.0	9.0	—	22.5
Other commitments	12.2	21.5	18.9	2.7	55.3
Total	$60.0	$114.1	$355.1	$82.8	$612.0

(1) Represents estimated amounts due in connection with the initial five-year term of the public-private partnership between the Atlantic City Alliance and the CRDA as discussed in Note 19 to our Consolidated Financial Statements.

In addition to the contractual obligations disclosed in this table, we have unrecognized tax benefits that, based on uncertainties associated with the items, we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities. See Note 9 to our Consolidated Financial Statements.

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

Results of Operations

The following analyses compare our results of operations for: (1) the year ended December 31, 2011 with our results of operations for the year ended December 31, 2010 and (2) the year ended December 31, 2010 with our results of operations for the year ended December 31, 2009. Our primary business activities are conducted by Trump Taj Mahal and Trump Plaza. In addition, we owned and operated Trump Marina through the date of its sale on May 24, 2011. Our 2011 operating results continue to be affected by various factors, including the effects of competition in adjoining states and a weakened economy.

The first phase of Resorts World Casino at Aqueduct Racetrack in Queens, New York opened on October 28, 2011 with approximately 2,300 VLTs and 205 electronic table games. The second phase of the casino opened in December 2011 and included an additional 2,245 VLTs and 270 electronic table games.

Furthermore, Revel continues development on its casino resort located on a 20-acre, oceanfront site next to Showboat Casino Hotel in Atlantic City. Revel recently announced that it plans to partially open on April 2, 2012 with limited amenities and be completely operational for its official opening date on May 25, 2012.

We cannot ascertain at this time the effects that any new projects could have on the Atlantic City gaming market. However, the added strength of these competitors and resulting economies-of-scale could diminish our market share in the market in which we compete.

Results of Operations for the Years Ended December 31, 2011 and 2010

The following table includes selected data of our casino properties and should be read with the following discussion of our results of operations.

	Year Ended December 31,
	2011	2010
	(in millions)
Gaming revenues
Trump Taj Mahal	$347.6	$398.8
Trump Plaza	136.3	173.2
Total	$483.9	$572.0

Net revenues
Trump Taj Mahal	$338.7	$397.5
Trump Plaza	134.7	172.9
Total	$473.4	$570.4

Income (loss) from operations
Trump Taj Mahal	$24.2	$(1.4)
Trump Plaza	(9.3)	(18.8)
Corporate and other	(10.6)	(20.5)
Total	$4.3	$(40.7)

Depreciation and amortization
Trump Taj Mahal	$20.0	$30.8
Trump Plaza	7.5	6.8
Corporate and other	0.2	0.2
Total	$27.7	$37.8

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

Gross Gaming Revenues. For the year ended December 31, 2011, gross gaming revenues in the Atlantic City market (as reported to the DGE) decreased 6.9% due to a 5.4% decrease in slot revenues and a 10.4% decrease in table game revenues compared to the year ended December 31, 2010. Gross gaming revenues in the Atlantic City market were negatively impacted by the continuing effects of regional competition, the weakened economy and the state-mandated closure of all of the Atlantic City casinos as mentioned above. Excluding Trump Marina, for the year ended December 31, 2011, we experienced a 15.9% decrease in overall gross gaming revenues, comprised of a 13.7% decrease in slot revenues and a 20.2% decrease in table game revenues compared to the prior year.

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

During March 2011, certain amendments to the New Jersey Casino Control Act (the “Act”) became effective which, among other things, allowed a casino licensee to terminate a progressive slot machine jackpot or in-house linked progressive slot machine jackpot by providing a minimum of thirty days notice to patrons provided that such game is permanently removed from all of its casino floors. In connection with this amendment, in March 2011, we recognized $2.0 million of income representing the reversal of progressive slot machine jackpot accruals in accordance with the guidance issued by the FASB. Such amount is included in Gaming revenues during the year ended December 31, 2011.

During April 2011, certain amendments to the Act became effective which, among other things, allowed a casino licensee to terminate table game progressive payout wagers by providing a minimum of thirty days notice to patrons provided that such game is permanently removed from all of its casino floors. In connection with this amendment, we recognized $0.3 million of income during the year ended December 31, 2011 representing the reversal of accruals related to table game progressive payout wagers.

Trump Plaza Insurance Claim Proceeds. On July 16, 2010, Trump Plaza was temporarily closed due to a leak in a water main managed by the utility company that provides Trump Plaza with the necessary cold water for its air conditioning. We filed a business interruption claim with our insurance carrier and received insurance proceeds totaling $2.1 million, of which $1.5 million was received during 2011. Trump Plaza recognized the $1.5 million of insurance proceeds received during 2011 within net revenues.

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

CRDA Transactions. During 2010, in connection with the donation of certain previous deposits made to the CRDA, we recognized $7.4 million of non-cash expense within our continuing operations to record such CRDA investments at their net realizable value. Of the $7.4 million of expense recognized, $4.8 million related to Trump Taj Mahal and $2.6 million related to Trump Plaza.

A discussion of each of our properties’ operating results for the year ended December 31, 2011 compared to December 31, 2010 follows:

Trump Taj Mahal – Net revenues decreased $58.8 million principally due to a $51.2 million decrease in gaming revenues, a $5.3 million decrease in cash rooms, food and beverage revenues and a $3.1 million decrease in entertainment revenues. Gaming revenues decreased due to a $27.3 million decrease in slots revenue and a $23.9 million decrease in table games revenue. The decrease in slot revenue was principally due to a 15.6% decrease in slot handle which was partially offset by the reversal of $1.0 million of progressive slot machine jackpot accruals in connection with the amendment of certain regulations relating to progressive slot machine jackpots which became effective during March 2011. The decrease in table games revenue was due to a 13.1% decrease in amounts wagered on table games and a $5.6 million decrease in poker revenue.

Income from operations was $24.2 million during 2011 compared to a loss from operations of $1.4 million during 2010. Income from operations increased $25.6 million as the decrease in net revenues was more than offset by an $84.4 million decrease in operating expenses. Total operating expenses decreased principally due to: a $26.1 million decrease in payroll and related costs principally due to the reductions in workforce implemented in late 2010; a $10.8 million decrease in depreciation, principally due to the write-down of property and equipment in connection with fresh-start reporting; a $10.0 million decrease in marketing and advertising costs; a $9.3 million decrease in promotional costs; an $8.0 million decrease in general and administrative costs; a $6.8 million decrease in the cost of food, beverage and other sales; a $5.7 million decrease in gaming taxes due to lower gaming revenues; a $5.0 million decrease in expense related to CRDA investments, principally due to the expense recognized in connection with the 2010 donation of certain deposits to the CRDA; a $3.4 million decrease in provisions for doubtful accounts and a $1.0 million decrease in insurance costs. These decreases were partially offset by a $2.0 million increase in property taxes.

Trump Plaza – Net revenues decreased $38.2 million principally due to a $36.9 million decrease in gaming revenues and a $1.0 million increase in gaming promotional allowances partially offset by $1.5 million recognized in connection with the business interruption claim. Gaming revenues decreased due to a $21.9 million decrease in slot revenue and a $15.0 million decrease in table games revenue. Slot revenue decreased principally due to a 22.0% decrease in slot handle which was partially offset by the reversal of $0.6 million of progressive slot machine jackpot accruals in connection with the amendment of certain regulations relating to progressive slot machine jackpots. The decrease in table games revenue was due to a decrease in table hold percentage and a 21.0% decrease in amounts wagered.

Loss from operations was $9.3 million during 2011 compared to $18.8 million during 2010 as the lower net revenues were more than offset by a $47.7 million decrease in operating expenses. The decrease in operating expenses was primarily attributable to a $24.7 million decrease in payroll and related costs due to the reductions in workforce implemented in late 2010; a $6.3 million decrease in promotional costs; a $4.5 million decrease in general and administrative costs; a $4.1 million decrease in gaming taxes and fees, principally due to the lower gaming revenues; a $2.8 million decrease in expense related to CRDA investments, principally due to the expense recognized in connection with the 2010 donation of certain deposits to the CRDA; a $3.7 million decrease in advertising, marketing and entertainment costs; and a $2.2 million decrease in the cost of food, beverage and other sales. These decreases were partially offset by a $0.8 million increase in depreciation expense, principally due to the increase to property and equipment in connection with fresh-start reporting and a $1.0 million increase in property taxes.

Corporate and Other – Corporate and other expenses decreased $9.9 million, principally due to decreases in payroll and severance costs, insurance costs, expense recognized during 2010 related to the previous services agreement with Mr. Trump, professional fees and other general and administrative expenses.

Interest Income – Interest income was $1.3 million during 2011 compared to $1.2 million during 2010 due to slightly higher average invested cash and cash equivalents on hand.

Interest Expense – Interest expense was $30.1 million during 2011 compared to $44.3 million during 2010. Interest expense during 2011 reflects significantly lower outstanding borrowings under the Amended and Restated Credit Agreement due to mandatory repayments and quarterly amortization payments at a higher rate of interest. In addition, interest expense during 2011 reflects the reversal of $9.3 million of interest expense related to the settlement of certain claims for unpaid taxes relating to tax years 2002 through 2006 that were asserted by the State of New Jersey, Department of Treasury and Division of Taxation in the Chapter 11 bankruptcy proceedings commenced by the Company in 2004 and the Chapter 11 Case (the “AMA Settlement”).

Income Taxes – Income taxes related to our continuing operations during 2011 reflects the reversal of $12.0 million of previously recognized income tax expense due to the AMA Settlement. Effective January 1, 2011, the Company fully reduced its federal net operating loss carryforwards (“NOLs”) and credit carryforwards as a result of the realized cancellation of indebtedness income pursuant to the applicable provisions of the Internal Revenue Code (the “Code”). The reduction of tax attributes and the application of Section 382 of the Code, as a result of the ownership change occurring on the Consummation Date, could result in increased future tax liabilities for the Company.

Results of Operations for the Years Ended December 31, 2010 and 2009

The following table includes selected data of our casino properties and should be read with the following discussion of our results of operations.

	Year Ended December 31,
	2010	2009
	(in millions)
Gaming revenues
Trump Taj Mahal	$398.8	$441.1
Trump Plaza	173.2	199.8
Total	$572.0	$640.9

Net revenues
Trump Taj Mahal	$397.5	$439.7
Trump Plaza	172.9	196.7
Total	$570.4	$636.4

Income (loss) from operations
Trump Taj Mahal	$(1.4)	$26.8
Trump Plaza	(18.8)	(355.3)
Corporate and other	(20.5)	(18.9)
Total	$(40.7)	$(347.4)

Depreciation and amortization
Trump Taj Mahal	$30.8	$40.7
Trump Plaza	6.8	9.6
Corporate and other	0.2	0.2
Total	$37.8	$50.5

Intangible and other asset impairment charges
Trump Taj Mahal	$—	$3.7
Trump Plaza	—	347.8
Total	$—	$351.5

Our 2010 operating results were negatively affected by various factors including the effects of competition in adjoining states and a weakened economy.

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

Gross Gaming Revenues—For the year ended December 31, 2010, gross gaming revenues in the Atlantic City market (as reported to the CCC) decreased 9.6% due to a 9.0% decrease in slot revenues and a 10.9% decrease in table game revenues compared to the year ended December 31, 2009. Excluding Trump Marina, for the year ended December 31, 2010, we experienced a 10.9% decrease in overall gross gaming revenues comprised of an 8.1% decrease in slot revenues and a 16.0% decrease in table game revenues compared to the prior year.

CRDA Transactions. During 2010, in connection with the donation of certain previous deposits made to the CRDA, we recognized $7.4 million of non-cash expense within our continuing operations to record such CRDA investments at their net realizable value. Of the $7.4 million of expense recognized, $4.8 million related to Trump Taj Mahal and $2.6 million related to Trump Plaza.

Severance Costs. During September 2010, we announced that the employment agreement with Mark Juliano, our former Chief Executive Officer would be terminated in accordance with, and to the extent provided by, its terms. Mr. Juliano was entitled to severance pursuant to the terms of his employment agreement in accordance with provisions thereof that applied following a "change of control" of the Company. In addition, due to the continuation of declining gaming revenues and an increasingly competitive market, we significantly reduced our workforce as part of a cost containment strategy during the fourth quarter of 2010. In connection with the termination of Mr. Juliano and the reduction in workforce, we recognized within our continuing operations approximately $6.8 million in severance costs during the period from July 16, 2010 through December 31, 2010. Such amount is included in general and administrative expenses during 2010.

Impairment Charges. We review our long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets might not be recoverable. During 2009, based upon the results of our testing, we recorded impairment charges related to our continuing operations of $331.0 million related to Trump Plaza's long-lived assets.

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

A discussion of each of our properties’ operating results for the year ended December 31, 2010 compared to December 31, 2009 follows:

Trump Taj Mahal—Gaming revenues decreased $42.3 million (9.6%) due to a $25.3 million decrease in table games revenue, a $14.2 million decrease in slot revenue and a $2.8 million decrease in poker revenue. The decrease in table games revenue was due to a 13% decrease in amounts wagered and a decrease in table hold percentage. Slot revenue decreased principally due to a 4% decrease in slot handle. Net revenues decreased $42.2 million due to the decrease in gaming revenues and a $1.5 million increase in promotional allowances partially offset by a $2.6 million increase in cash rooms, food and beverage and other revenue.

Loss from operations was $1.4 million during 2010 compared to income from operations of $30.5 million before a non-cash asset impairment charge during 2009. The decrease in income from operations was due to the decrease in net revenues partially offset by a $10.3 million decrease in operating expenses. Total operating expenses decreased principally due to: a $9.9 million decrease in depreciation expense due to the write-down of property and equipment in connection with fresh start reporting; a $5.5 million decrease in provisions for doubtful accounts; a $4.2 million decrease in gaming taxes and regulatory fees, principally due to the lower gaming revenues; a $4.0 million decrease in payroll and related costs and a $1.9 million decrease in insurance costs. These decreases were partially offset by: a $6.3 million increase in expense related to CRDA investments, principally due to the CRDA Transaction and the receipt of CRDA investment proceeds during 2009, which resulted in a $1.7 million reduction in expense during 2009; a $2.5 million increase in utility costs; a $2.0 million increase in promotional expenses; a $1.6 million increase in property taxes; a $1.4 million increase in severance costs and a $1.0 million increase in general and administrative costs.

Trump Plaza—Net revenues decreased $23.8 million (12.0%) principally due to a $26.6 million decrease in gaming revenues partially offset by a $4.4 million decrease in promotional allowances. Gaming revenues decreased due to a $17.5 million decrease in slot revenue and a $9.1 million decrease in table games revenue. Slot revenue decreased principally due to an 11% decrease in slot handle. The decrease in table games revenue was due to a 24% decrease in table game play partially offset by an increase in table hold percentage.

Loss from operations was $18.8 million during 2010 compared to a loss from operations of $7.5 million before non-cash asset impairment charges during 2009. The decrease in net revenues was partially offset by a $12.5 million decrease in operating expenses. The decrease in operating expenses was primarily attributable to: a $5.5 million decrease in payroll and related costs; a $4.7 million decrease in promotional expenses; a $2.8 million decrease in depreciation expense, principally due to a reduction in the depreciable basis of long-lived assets as a result of impairment charges recorded during the second quarter of 2009 partially offset by an increase in property and equipment in connection with fresh start reporting; a $2.5 million decrease in gaming taxes and regulatory fees, principally due to the lower gaming revenues and a $0.8 million decrease in general and administrative expenses. These decreases were offset by a $2.9 million increase in expense related to CRDA investments principally due to the CRDA Transaction and a $0.5 million increase in severance costs.

Corporate and Other—Corporate and other expenses increased $1.6 million principally due to a $3.0 million increase in severance costs and a $1.6 million increase in legal fees partially offset by a $1.1 million decrease in stock-based compensation expense, a $0.9 million decrease in amounts accrued under the previous services agreement with Mr. Trump and a $0.8 million decrease in insurance costs.

Interest Income—Interest income was $1.2 million during 2010 compared to $1.3 million during 2009 due to lower average invested cash and cash equivalents and interest rates.

Interest Expense—Interest expense was $44.3 million during 2010 compared to $131.4 million during 2009. The lower interest expense during 2010 reflects the substantial reduction of indebtedness pursuant to the Plan of Reorganization. In addition, we ceased recording contractual interest expense on our Senior Secured Notes due 2015 (the “Senior Notes”) on October 7, 2009.

Provision for Income Taxes—There was no provision for income taxes during 2010. Pursuant to the Plan of Reorganization, on the Consummation Date, the Company realized cancellation of indebtedness income, and as a result, was required to reduce certain tax attributes such as NOLs and the tax basis of its assets. Effective January 1, 2011, the Company fully reduced its federal NOLs and credit carryforwards as a result of the realized cancellation of indebtedness income pursuant to the applicable provisions of the Code. The reduction of tax attributes and the application of Section 382 of the Code, as a result of the ownership change occurring on the Consummation Date, could result in increased future tax liabilities for the Company.

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

Property and Equipment—Our operations are capital intensive and we make capital investments at each of our properties in the form of maintenance capital and, from time to time, expansion and product enhancement capital. At December 31, 2011, we had approximately $403.0 million of net property and equipment recorded on our balance sheet. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimates of the useful lives are based on the nature of the assets as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

Intangible Assets—We had approximately $8.7 million of intangible assets recorded on our balance sheet at December 31, 2011. We regularly evaluate our businesses for potential impairment indicators. Additionally, we perform impairment testing related to our indefinite-lived intangible assets at least annually or more frequently if indicators of impairment exist. Our judgments regarding the existence of impairment indicators are based on, among other things, pending sales of assets, the regulatory and competitive status, operational performance of each of our businesses and financial market valuations of conditions surrounding our business entities and the gaming industry. Future events, such as the failure to meet or exceed our operating plans, increased competition, the enactment of increased gaming or tax rates or changes in market valuations could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Trump ONE Liability—Our unified player’s program, Trump ONE, allows customers to accumulate certain point-based rewards based on the volume of their gaming activity. Trump ONE customers may earn “comp dollars” redeemable for complimentary food, beverage and retail items and “slot dollars” which are redeemable for slot machine credits. Comp dollars and slot dollars accumulate over time and may be redeemed at the customer’s discretion under the terms of the program. Comp dollars and slot dollars are forfeited if a customer does not redeem earned rewards over a specified period of time. As a result of the ability of the customer to accumulate comp dollars and slot dollars, we accrue the associated expense, after giving effect to estimated forfeitures, as they are earned. At December 31, 2011, $1.9 million was accrued related to comp dollars and $0.5 million was accrued related to slot dollars earned under this program. Our accruals could be significantly affected if estimated forfeitures vary from historical levels or changes occur in the cost of providing complimentary food, beverage and retail items under the Trump ONE program. Management reviews our accruals for adequacy at the end of each reporting period.

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

Inflation

There was no significant impact on operations as a result of inflation during 2011, 2010 or 2009.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates and commodity rates.

The following table provides information about our debt obligations existing as of December 31, 2011. The following table presents principal cash flows and interest rates by expected maturity date of our debt obligations, except capitalized lease obligations.

(Dollars in millions)	2012	2013	2014	2015	2016	Thereafter	Total
Fixed rate debt maturities	$3.5	$3.5	$3.5	$287.1	$—	$—	$297.6
Average interest rate	12.0%	12.0%	12.0%	12.0%

The interest rate on our outstanding long-term debt is fixed at 12% per annum; therefore our risk related to fluctuations in interest rates is limited.

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements are included in this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets of Trump Entertainment Resorts, Inc. as of December 31, 2011 and 2010 (Reorganized Company)

Consolidated Statements of Operations of Trump Entertainment Resorts, Inc. for the year ended December 31, 2011 and the period from July 16, 2010 through December 31, 2010 (Reorganized Company), the period from January 1, 2010 through July 15, 2010 (Predecessor Company) and the year ended December 31, 2009 (Predecessor Company)

Consolidated Statements of Equity (Deficit) of Trump Entertainment Resorts, Inc. for the period from July 16, 2010 through December 31, 2011 (Reorganized Company), the period from January 1, 2010 through July 15, 2010 (Predecessor Company) and the year ended December 31, 2009 (Predecessor Company)

Consolidated Statements of Cash Flows of Trump Entertainment Resorts, Inc. for the year ended December 31, 2011, the period from July 16, 2010 through December 31, 2010 (Reorganized Company), the period from January 1, 2010 through July 15, 2010 (Predecessor Company) and the year ended December 31, 2009 (Predecessor Company)

Notes to Consolidated Financial Statements

Financial Statement Schedules

Schedule II—Trump Entertainment Resorts, Inc. Valuation and Qualifying Accounts for the year ended December 31, 2011, the period from July 16, 2010 through December 31, 2010 (Reorganized Company), the period from January 1, 2010 through July 15, 2010 (Predecessor Company) and the year ended December 31, 2009 (Predecessor Company)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Trump Entertainment Resorts, Inc.

We have audited the accompanying consolidated balance sheets of Trump Entertainment Resorts, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, equity (deficit) and cash flows for the year ended December 31, 2011 (Reorganized Company), the period from July 16, 2010 through December 31, 2010 (Reorganized Company), the period from January 1, 2010 through July 15, 2010 (Predecessor Company) and for the year ended December 31, 2009 (Predecessor Company). Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trump Entertainment Resorts, Inc. as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the year ended December 31, 2011 (Reorganized Company), the period from July 16, 2010 through December 31, 2010 (Reorganized Company), the period January 1, 2010 through July 15, 2010 (Predecessor Company) and for the year ended December 31, 2009 (Predecessor Company), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 2, 2012

TRUMP ENTERTAINMENT RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
ASSETS	2011	2010
Current assets:
Cash and cash equivalents	$63,895	$76,567
Accounts receivable, net of allowance for doubtful accounts of $10,861 and $6,481, respectively	15,104	22,203
Accounts receivable, other	3,138	3,891
Property taxes receivable	4,979	3,983
Inventories	1,978	3,071
Deferred income taxes	556	556
Prepaid expenses and other current assets	4,886	13,621
Assets held for sale	—	44,249
Total current assets	94,536	168,141

Net property and equipment	402,980	429,571

Other assets:
Restricted cash	11,347	29,375
Intangible assets	8,700	8,700
Property taxes receivable	4,737	9,244
Casino Reinvestment Development Authority investments, net of reserve of $4,473 and $1,154, respectively	40,178	38,647
Other assets	16,332	21,332
Total other assets	81,294	107,298
Total assets	$578,810	$705,010

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$3,967	$4,119
Accounts payable	27,205	40,862
Accrued payroll and related expenses	14,302	21,785
Income taxes payable	1,500	8,348
Accrued interest payable	—	13,690
Self-insurance reserves	14,039	16,369
Other current liabilities	19,399	29,785
Liabilities related to assets held for sale	—	3,934
Total current liabilities	80,412	138,892

Long-term debt, net of current maturities	299,676	347,368
Deferred income taxes	556	556
Other long-term liabilities	5,401	19,384

Stockholders' equity:
Preferred stock:
$.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock:
$.001 par value; 20,000,000 shares authorized, 10,714,286 shares issued and outstanding	11	11
Additional paid-in capital	225,169	225,047
Accumulated deficit	(32,415)	(26,248)
Total stockholders' equity	192,765	198,810
Total liabilities and stockholders' equity	$578,810	$705,010

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Reorganized Company		Predecessor Company
		Period From	Period From
	Year	July 16, 2010	January 1,	Year
	Ended	Through	2010 Through	Ended
	December 31,	December 31,	July 15,	December 31,
	2011	2010	2010	2009
Revenues:
Gaming	$483,902	$258,276	$313,726	$640,862
Rooms	75,324	37,851	41,267	76,600
Food and beverage	61,359	37,481	40,792	80,028
Other	22,903	17,022	16,393	34,107
	643,488	350,630	412,178	831,597
Less promotional allowances	(170,137)	(94,259)	(98,108)	(195,235)
Net revenues	473,351	256,371	314,070	636,362
Costs and expenses:
Gaming	215,364	133,875	157,660	318,600
Rooms	16,384	8,523	8,995	16,197
Food and beverage	32,991	19,183	22,000	40,895
General and administrative	166,165	91,911	110,933	187,316
Corporate and other	10,018	10,888	8,291	16,488
Corporate—related party	390	37	1,128	2,206
Depreciation and amortization	27,747	14,667	23,114	50,463
Intangible and other asset impairment charges	—	—	—	351,559
	469,059	279,084	332,121	983,724
Income (loss) from operations	4,292	(22,713)	(18,051)	(347,362)

Net gain (loss) on reorganization related items and fresh start adjustments	—	—	729,049	(37,518)

Non-operating (expense) income:
Interest income	1,276	717	512	1,326
Interest expense	(30,076)	(20,816)	(23,473)	(131,352)
Income related to deed amendment	5,465	—	—	—
Income related to non-competition agreement	—	25,000	—	—
	(23,335)	4,901	(22,961)	(130,026)
(Loss) income before income taxes and discontinued operations	(19,043)	(17,812)	688,037	(514,906)
Income tax benefit	11,960	—	—	8,324
(Loss) income from continuing operations	(7,083)	(17,812)	688,037	(506,582)
Income (loss) from discontinued operations:
Trump Marina, net of income tax benefit of $3,856 in 2011	(676)	(8,436)	2,502	(193,246)
Trump Indiana, net of income tax benefit of $1,180 in 2011	1,592	—	—	—
Income (loss) from discontinued operations	916	(8,436)	2,502	(193,246)
Net (loss) income	$(6,167)	$(26,248)	690,539	(699,828)
Less: Net loss attributable to the noncontrolling interest			23,489	165,890
Net income (loss) attributable to Trump Entertainment Resorts, Inc.			$714,028	$(533,938)
Net (loss) income per share attributable to Trump Entertainment Resorts, Inc. common stockholders—basic:
Continuing operations	$(0.66)	$(1.66)	$22.66	(12.18)
Discontinued operations	0.09	(0.79)	0.17	(4.67)
Basic net (loss) income per share	$(0.57)	$(2.45)	$22.83	$(16.85)

Net (loss) income per share attributable to Trump Entertainment Resorts, Inc. common stockholders—diluted:
Continuing operations	$(0.66)	$(1.66)	$16.93	$(12.18)
Discontinued operations	0.09	(0.79)	0.06	(4.67)
Diluted net (loss) income per share	$(0.57)	$(2.45)	$16.99	$(16.85)
Weighted average shares outstanding—basic	10,776,846	10,728,636	31,270,345	31,691,463
Weighted average shares outstanding—diluted	10,776,846	10,728,636	40,647,829	31,691,463
See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(In thousands, except share data)

	Trump Entertainment Resorts, Inc. Stockholders						Noncontrolling Interest	Total Equity (Deficit)
	Shares	Common Stock	Shares	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit
Predecessor Company:
Balance at December 31, 2008	31,718,376	$32	900	—	$466,666	$(465,919)	$6,925	$7,704
Stock-based compensation expense	—	—	—	—	1,121	—	346	1,467
Partnership distributions	—	—	—	—	—	—	(1,020)	(1,020)
Forfeitures and cancellations of restricted stock	(448,031)	(1)	—	—	—	—	—	(1)
Net loss	—	—	—	—	—	(533,938)	(165,890)	(699,828)
Balance at December 31, 2009	31,270,345	31	900	—	467,787	(999,857)	(159,639)	(691,678)
Stock-based compensation expense	—	—	—	—	91	—	28	119
Net income	—	—	—	—	—	714,028	(23,489)	690,539
Elimination of total deficit in accordance with fresh start reporting	(31,270,345)	(31)	(900)	—	(467,878)	285,829	183,100	1,020
Balance at July 15, 2010	—	$—	—	$—	$—	$—	$—	$—

	Shares	Common Stock	Shares	Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Total Equity
Reorganized Company:
Capitalization of Company on July 16, 2010	10,714,286	$11	—	$—	$224,989	$—	$225,000
Stock-based compensation expense	—	—	—	—	58	—	58
Net loss	—	—	—	—	—	(26,248)	(26,248)
Balance at December 31, 2010	10,714,286	$11	—	$—	$225,047	$(26,248)	$198,810
Stock-based compensation expense	—	—	—	—	122	—	122
Net loss	—	—	—	—	—	(6,167)	(6,167)
Balance at December 31, 2011	10,714,286	11	—	—	225,169	(32,415)	192,765

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Reorganized Company		Predecessor Company
		Period From	Period From
	Year	July 16, 2010	January 1,	Year
	Ended	Through	2010 Through	Ended
	December 31,	December 31,	July 15,	December 31,
	2011	2010	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(6,167)	$(26,248)	$690,539	$(699,828)
Adjustments to reconcile net (loss) income to net cash flows (used in) provided by operating activities:
Deferred income taxes	—	—	—	(8,324)
Depreciation and amortization	27,747	14,667	23,114	50,463
Provisions for losses on receivables	4,596	4,029	4,523	14,354
Valuation allowance—CRDA investments	1,316	586	8,618	—
Accretion of interest income related to property tax settlement	(447)	(274)	(327)	(749)
Stock-based compensation expense	122	58	119	1,467
Loss on sale of assets	506	—	—	8
Non-cash reorganization expense	—	—	(789,080)	14,432
Intangible and other asset impairment charges	—	—	—	351,559
Amortization of deferred financing costs	—	—	—	470
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(1,586)	5,389	(3,134)	(10,129)
Decrease in inventories	1,093	955	119	614
Decrease in property taxes receivable	3,641	—	3,641	3,641
Decrease (increase) in other current assets	5,924	68	(23)	(823)
Increase in restricted cash	(5,465)	(24,623)	—	—
Decrease (increase) in other assets	5,378	3,485	2,974	(3,934)
(Decrease) increase in accounts payable and other current liabilities	(27,910)	(37,075)	43,161	13,905
(Decrease) increase in accrued interest payable	(9,976)	(891)	2,903	88,795
Decrease in other long-term liabilities	(10,347)	(1,921)	(659)	(3,080)
Net cash flows used in continuing operating activities	(11,575)	(61,795)	(13,512)	(187,159)
Net cash flows (used in) provided by discontinued operating activities	(9,037)	1,052	4,496	198,839
Net cash flows (used in) provided by operating activities	(20,612)	(60,743)	(9,016)	11,680
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(10,284)	(2,579)	(2,326)	(22,560)
Purchases of CRDA investments	(6,312)	(2,121)	(5,367)	(8,465)
Proceeds from CRDA investments	1,882	11,045	—	7,248
Decrease (increase) in restricted cash	7,743	(4,752)	—	2,807
Proceeds from sales of fixed assets	7,094	—	—	—
Net cash flows provided by (used in) continuing investing activities	123	1,593	(7,693)	(20,970)
Net cash flows provided by (used in) discontinued investing activities	30,893	2,656	(2,014)	(5,445)
Net cash flows provided by (used in) investing activities	31,016	4,249	(9,707)	(26,415)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loans	(47,215)	(126,732)	(2,458)	(4,924)
(Repayments) borrowings under DIP Note Purchase Agreement	—	(10,000)	10,000	—
Repayments of other long-term debt	(629)	(194)	(318)	(440)
Decrease in restricted cash	15,750	—	—	—
Cash distribution to holders of Senior Notes	—	(580)	—	—
Proceeds from Rights Offering	—	225,000	—	—
Net cash flows (used in) provided by continuing financing activities	(32,094)	87,494	7,224	(5,364)
Net (decrease) increase in cash and cash equivalents	(21,690)	31,000	(11,499)	(20,099)
Cash and cash equivalents at beginning of period, including cash reflected in assets held for sale	85,585	54,585	66,084	86,183
Cash and cash equivalents at end of period, including cash reflected in assets held for sale	$63,895	$85,585	$54,585	$66,084
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	42,560	19,857	$22,736	$42,089
Cash paid for income taxes	3,963	—	—	—
Equipment purchased under capital leases	—	—	—	1,547
Debt of Reorganized Company issued in exchange for debt and accrued interest of Predecessor Company	—	346,500	—	—
(Decrease) increase in accounts payable for accrued purchases of property and equipment	(1,363)	(220)	1,122	(14,083)
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(1)	General

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

On May 7, 2010, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Supplemental Modified Sixth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code Proposed by the Debtors and the Ad Hoc Committee of Holders of 8.5% Senior Secured Notes Due 2015 (the “Ad Hoc Committee”), as filed with the Bankruptcy Court, in final form, on May 7, 2010 (the “Plan of Reorganization”).

On July 16, 2010 (the “Consummation Date”), the Plan of Reorganization became effective and the transactions contemplated by the Plan of Reorganization were consummated.

On January 10, 2012, the Bankruptcy Court issued its final decree and order closing the Chapter 11 Case.

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

In preparing the accompanying consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after December 31, 2011.

Accounting Impact of Chapter 11 Case—From the filing on the Petition Date to the Consummation Date, our predecessor company operated as a debtor-in-possession under the jurisdiction of the Bankruptcy Court. Accordingly, the consolidated financial statements for periods from the Petition Date through the Consummation Date were prepared in accordance with ASC Topic 852 – “Reorganizations” (“ASC 852”) which requires separate reporting of certain expenses relating to the Debtors' Chapter 11 Case as reorganization items. ASC 852 also requires the reporting of pre-petition liabilities subject to compromise on the balance sheet at an estimate of the amount ultimately allowable by the Bankruptcy Court.

During the first quarter of 2009, the Company wrote off as reorganization expense its deferred financing costs related to its Senior Secured Notes due 2015 (the “Senior Notes”) and its $493,250 pre-petition first lien credit facility (as amended, “2007 Credit Agreement”) in order to record its debt instruments at the amount of the claim expected to be allowed by the Bankruptcy Court in accordance with ASC 852. In addition, Net gain (loss) on reorganization related items and fresh start adjustments for the periods presented includes professional fees and other expenses incurred which are directly associated with the bankruptcy process.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except share and per share data)

The following table summarizes the Net gain (loss) on reorganization related items and fresh start adjustments for the periods indicated:

	Period
	From
	January 1, 2010
	Through	Year Ended
	July 15,	December 31,
	2010	2009

Professional fees and other expenses	$(48,940)	$(23,086)
Cancellation of indebtedness income	1,407,634	—
Revaluation of assets and liabilities in connection with fresh start reporting	(674,876)	—
Effect of reorganization and fresh start reporting on deferred taxes	45,231	—
Deferred financing costs	—	(14,432)
Net gain (loss) on reorganization related items and fresh start adjustments	$729,049	$(37,518)

The Company was required to accrue interest expense during the Chapter 11 Case only to the extent that it was probable that such interest would be paid pursuant to the proceedings. The Company ceased recording contractual interest on the Senior Notes on October 7, 2009. The Company recorded interest expense under the contractual terms of the 2007 Credit Agreement and its $24,000 secured debtor-in-possession facility (the “DIP Note Purchase Agreement”), by and among the Debtors, Wilmington Trust FSB, as administrative agent and collateral agent (the “DIP Agent”) and the note purchasers party to the DIP Note Purchase Agreement. Had the Company recorded interest expense under the terms of its contractual agreements, total consolidated interest expense would have been $90,113 during the period from January 1, 2010 through July 15, 2010 and $159,445 during the year ended December 31, 2009, respectively.

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

As a result of the adoption of fresh-start reporting, the Reorganized Company's post-emergence financial statements are generally not comparable with the financial statements of the Predecessor Company prior to its emergence from bankruptcy, including the historical financial statements included in this report. Due to the adoption of fresh-start reporting, the Predecessor Company and the Reorganized Company financial statements are prepared on different bases of accounting. See Note 22 for a consolidated balance sheet showing the impact of fresh-start reporting at July 16, 2010.

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

Restricted Cash—Restricted cash at December 31, 2011 included $11,347 of interest bearing cash representing the unused net proceeds received in connection with sales of assets and extraordinary cash receipts and is restricted under the terms of the Company's secured credit facility with Beal Bank, SSB (“Beal Bank”), as agent, and Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP (collectively, “Icahn Partners”), as lenders (as amended, the “Amended and Restated Credit Agreement”).

Revenue Recognition and Allowance for Doubtful Accounts—The majority of our revenue is derived from gaming

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except share and per share data)

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

Property and Equipment—The carrying value of property and equipment is initially stated at cost. We review our property and equipment for impairment whenever events or changes in circumstances indicate that the recorded carrying value cannot be recovered from the associated estimated undiscounted future cash flows. When the carrying value of an asset exceeds the associated undiscounted estimated future cash flows, the asset is considered to be impaired and is written down to fair value.

Property and equipment is depreciated on the straight-line method using rates based on the estimated useful lives as follows:

Buildings and building improvements	20 – 40 years
Furniture, fixtures and equipment	3 – 10 years

Depreciation expense includes amortization of assets under capital lease obligations.

Long-lived Assets and Assets Held for Sale—In accordance with ASC Topic 360—“Property, Plant and Equipment” (“ASC 360”), when events or circumstances indicate that the carrying amount of long-lived assets to be held and used might not be recoverable, the expected future undiscounted cash flows from the assets are estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss would be recorded. The impairment loss would be measured by comparing the fair value of the long-lived asset group with its carrying amount. See Note 25 regarding long-lived asset impairment charges recorded during the year ended December 31, 2009 resulting from our impairment testing.

Long-lived assets are considered held for sale when certain criteria are met, including whether management (having the authority to approve the action) has committed to a plan to sell the asset, whether the asset is available for sale in its present condition and whether a sale of the asset is probable within one year of the reporting date. Long-lived assets that are classified as held for sale are reported at the lower of the assets’ carrying amount or fair value less costs related to the assets’ disposition and are no longer depreciated. Although the Company is currently evaluating certain strategic alternatives with respect to certain of its long-lived assets, including its off-site warehouse (see Note 26) and a potential sale of Trump Plaza, the accompanying financial statements do not present such long-lived assets as assets held for sale as all of the criteria required under ASC 360 were not met as of the reporting date.

Intangible Assets—In accordance with ASC Topic 350—“Intangibles—Goodwill and Other” (“ASC 350”), we amortize intangible assets over their estimated useful lives unless we determined their lives to be indefinite. Intangible assets with indefinite lives are not amortized but are subject to tests for impairment at least annually. ASC 350 requires that we perform impairment tests more frequently than annually if events or circumstances indicate that the value of intangible assets with indefinite lives might be impaired. See Note 25 regarding intangible asset impairment charges recorded during the year ended December 31, 2009 resulting from our impairment testing.

Deferred Financing Costs—Financing costs, including underwriters’ discounts and direct transactional fees associated with the issuance of debt, are capitalized as deferred financing costs and are amortized to interest expense over the term of the related debt. During 2009, the Company wrote off as reorganization expense its deferred financing costs related to its Senior Notes and 2007 Credit Agreement in order to record its debt instruments at the amount of the claim expected to be allowed by the Bankruptcy Court in accordance with ASC 852.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except share and per share data)

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

Promotional Allowances—The retail value of accommodations, food, beverage and other services provided to patrons without charge is included in revenues and deducted as promotional allowances. The estimated costs of providing such promotional allowances related to our continuing operations are included in gaming costs and expenses in the accompanying consolidated statements of operations and consist of the following:

	Reorganized Company		Predecessor Company
		Period From	Period From
	Year	July 16, 2010	January 1, 2010	Year
	Ended	Through	Through	Ended
	December 31,	December 31,	July 15,	December 31,
	2011	2010	2010	2009
Rooms	$19,132	$9,536	$12,025	$22,885
Food and beverage	31,155	20,306	23,341	43,771
Other	2,398	3,913	3,484	7,038
	$52,685	$33,755	$38,850	$73,694

Cash discounts based upon a negotiated amount with each affected patron are recognized as promotional allowances on the date the related revenue is recorded. Customer loyalty program awards that are given to patrons based upon earning points for future awards are accrued as the patron earns the points. The amounts are recorded as promotional allowances in the statements of operations.

Advertising Expense—We expense advertising costs as they are incurred. Advertising expense related to our continuing operations was $3,707, $3,300, $4,295 and $7,094 during the year ended December 31, 2011, the period from July 16, 2010 through December 31, 2010, the period from January 1, 2010 through July 15, 2010 and the year ended December 31, 2009, respectively.

Income Taxes—We account for income taxes, including our current and deferred tax provisions, in accordance with ASC Topic 740—“Income Taxes”.

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

Recently Issued Accounting Pronouncement—In September 2011, the FASB issued Accounting Standards Update No. 2011-09, “Compensation - Retirement Benefits - Multiemployer Plans (Subtopic 715-80),” (“ASU 2011-09”). ASU 2011-09 requires that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The additional quantitative and qualitative disclosures provide users with more detailed information about an employer’s involvement in multiemployer pension plans. ASU 2011-09 is effective for public entities for fiscal years ending after December 15, 2011, with a one year deferral for non-public entities. The adoption of this standard expanded the Company’s multiemployer pension plan disclosures in the notes to its financial statements.

In April 2010, the FASB issued guidance on accruing for jackpot liabilities. The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except share and per share data)

base jackpots and the incremental portion of progressive jackpots. The guidance became effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. This guidance should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. The adoption of this guidance on January 1, 2011 had no impact on the Company's consolidated financial statements.

During March 2011, certain amendments to the New Jersey Casino Control Act (the “Act”) became effective which, among other things, allowed a casino licensee to terminate a progressive slot machine jackpot or in-house linked progressive slot machine jackpots by providing a minimum of thirty days' notice to patrons provided that such game is permanently removed from all of its casino floors. In connection with this amendment, in March 2011, we recognized $2,044 of income representing the reversal of progressive slot machine jackpot accruals in accordance with the guidance issued by the FASB. Such amount is included in Gaming revenues during the year ended December 31, 2011.

During April 2011, certain amendments to the Act became effective which, among other things, allowed a casino licensee to terminate table game progressive payout wagers by providing a minimum of thirty days' notice to patrons provided that such game is permanently removed from all of its casino floors. In connection with this amendment, we recognized $334 of income during the year ended December 31, 2011 representing the reversal of accruals related to table game progressive payout wagers.

(3) Trump Marina Discontinued Operations and Assets Held for Sale

On May 24, 2011, the Company and its subsidiary, Trump Marina Associates, LLC (“Trump Marina Associates”), completed the sale of Trump Marina (the “Property”) to Golden Nugget Atlantic City, LLC (“Golden Nugget”), an affiliate of Landry's Restaurants, Inc., pursuant to the Asset Purchase Agreement dated as of February 11, 2011, (as amended, the “Asset Purchase Agreement”).  Pursuant to the Asset Purchase Agreement, at the closing, Golden Nugget acquired substantially all of the assets of, and assumed certain liabilities related to, the business conducted at the Property. A copy of the original Asset Purchase Agreement executed on February 11, 2011 was attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 17, 2011. A copy of the May 23, 2011 amendment to the Asset Purchase Agreement was filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2011.

The cash proceeds of the sale were $37,348, after giving effect to certain adjustments as of the closing date as set forth in the Asset Purchase Agreement and before transaction expenses.  The proceeds are subject to certain post-closing adjustments, including adjustments based on working capital balances as of the closing of the sale, as set forth in the Asset Purchase Agreement.   In connection with the sale of the Property, the Company (i) repaid $30,000 of debt outstanding under its Amended and Restated Credit Agreement, utilizing $28,000 of net cash proceeds from the sale of the Property and $2,000 of other restricted cash and (ii) recognized a loss on disposal within its discontinued operations of $1,070 during the year ended December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except share and per share data)

The following table provides a summary of Trump Marina's discontinued operations presented in our consolidated statements of operations for all periods presented:

	Reorganized Company		Predecessor Company
		Period From	Period From
	Year	July 16, 2010	January 1, 2010	Year
	Ended	Through	Through	Ended
	December 31,	December 31,	July 15,	December 31,
	2011	2010	2010	2009
Gaming revenues	$48,242	$66,496	$79,480	$160,535
Net revenues	45,076	63,832	76,297	155,787
Depreciation and amortization	481	2,287	1,449	1,674
(Loss) income from discontinued operations	(676)	(8,436)	2,502	(193,246)

Assets held for sale and liabilities related to assets held for sale at December 31, 2010 were as follows:

Assets held for sale:
Cash	$9,018
Property and equipment, net	34,417
Other assets	814
Total assets held for sale	44,249

Liabilities related to assets held for sale:
Accrued expenses	$2,553
Deposits and other	1,381
Total liabilities related to assets held for sale	$3,934

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except share and per share data)

(4) Sale of the Steel Pier, Skybridge and Former Corporate Office Building

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

In September 2011, the Company sold the “skybridge” which extends over the Boardwalk connecting Trump Taj Mahal to the Steel Pier to the same entity that purchased the Steel Pier. The net cash proceeds of this sale of $250, were also used to make a mandatory principal payment under the Amended and Restated Credit Agreement.

In December 2011, the Company sold the office building formerly utilized as its corporate office for $3,100. The net cash proceeds of this sale are restricted in use and must be used in a manner permitted under the Amended and Restated Credit Agreement.

(5) Evacuation and Closure of Facilities

In connection with a mandate from the State of New Jersey to evacuate southern New Jersey's barrier islands due to anticipated severe weather and flooding, Atlantic City's casinos closed on August 26, 2011 and reopened on August 29, 2011. Trump Taj Mahal and Trump Plaza sustained only minor physical damage. The Company believes that its operations were negatively affected before, during and after the shutdown.

(6)    Property and Equipment

Property and equipment consists of the following:

	December 31,
	2011	2010
Land and land improvements	47,211	$51,689
Building and building improvements	351,884	353,248
Furniture, fixtures and equipment	45,895	39,518
Construction in progress	668	94
	445,658	444,549
Less accumulated depreciation and amortization	(42,678)	(14,978)
Net property and equipment	$402,980	$429,571

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except share and per share data)

(7)    Intangible Assets

Our intangible assets consist of the following:

	As of December 31, 2011			As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trademarks	$8,700		$8,700	$8,700		$8,700

As discussed in Note 22, the Company adopted fresh-start reporting upon its emergence from chapter 11 on the Consummation Date. In connection with fresh-start reporting, the Company decreased the carrying value of its intangible assets to record its intangible assets at their fair value as of the Consummation Date in accordance with ASC 852. The trademarks recorded in connection with fresh-start reporting were assigned indefinite lives.

Prior to the Consummation Date, we recorded amortization expense of $547 and $1,007 during the period from January 1, 2010 through July 15, 2010 and the year ended December 31, 2009, respectively.

(8) Debt

Our debt at December 31, 2011 and 2010 consisted of the following:

	December 31,
	2011	2010
Senior Secured Credit Facility:
Term Loans—maturing December 31, 2015, interest and principal payments due quarterly at 12%	$297,553	$344,768
Other:
Capitalized lease obligations, payments due at various dates through 2028, secured by slot and other equipment, interest at 8.5% to 12%	6,090	6,719
Total long-term debt	303,643	351,487
Less: current maturities	(3,967)	(4,119)
Long-term debt, net of current maturities	$299,676	$347,368

Amended and Restated Credit Agreement - On the Consummation Date, TER Holdings, TER and certain subsidiaries of TER, each as reorganized pursuant to the Plan of Reorganization, entered into the Amended and Restated Credit Agreement with Beal Bank, as collateral agent and administrative agent, and Icahn Partners, as initial lenders.

On September 21, 2010, TER and certain of its subsidiaries (as reorganized, the “Reorganized Debtors”) entered into a Global Settlement Agreement (the “Settlement Agreement”), dated as of September 21, 2010, with Beal Bank, in its capacity as administrative agent and collateral agent under the 2007 Credit Agreement and under the Amended and Restated Credit Agreement and as a prior lender under the 2007 Credit Agreement, and Icahn Partners. On October 5, 2010, the Bankruptcy Court approved the Settlement Agreement. The Settlement Agreement became effective on October 6, 2010. Pursuant to the Settlement Agreement, the parties agreed to amend the Amended and Restated Credit Agreement pursuant to a Third Amendment to Amended and Restated Credit Agreement (the “Third Amendment”), which became effective on the effective date of the Settlement Agreement. Under the Third Amendment, which by its terms was retroactive to the Consummation Date (July 16, 2010), the initial principal amount of the interest-bearing portion of the term loans (collectively, “Term Loans”) under the Amended and Restated Credit Agreement as of the Consummation Date was increased from $334,000 to $346,500, and the approximately $22,375 non-interest portion of the initial principal amount of the Term Loans under the Amended and Restated Credit Agreement was eliminated in its entirety (and references to the non-interest portion of the Term Loans in the Amended and Restated Credit Agreement were deleted). As a result, the total principal amount outstanding under the Amended and Restated Credit Agreement decreased from approximately $356,375 to $346,500. The remaining terms of the Amended and Restated Credit Agreement remained unaltered except as otherwise required to implement the Settlement Agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except share and per share data)

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

In addition, beginning on March 31, 2011, and on each subsequent anniversary of such date that occurs prior to the maturity date, TER Holdings is required to offer to the lenders to prepay portions of the Term Loans equal to 50% of the Free Cash Flow (as defined in the Amended and Restated Credit Agreement) for the calendar year then most recently ended. The Company did not generate Free Cash Flow during the calendar years ended December 31, 2011 and 2010.

Amounts outstanding under the Amended and Restated Credit Agreement are guaranteed by the Company and certain of its direct and indirect subsidiaries and secured by a security interest in substantially all of the assets of the Company and its direct and indirect subsidiaries.

Under the Amended and Restated Credit Agreement, the Company and its subsidiaries are subject to certain affirmative and negative covenants. The negative covenants impose restrictions with respect to, among other things, (i) incurring liens, (ii) incurring debt, (iii) mergers or consolidations, (iv) sales or other dispositions of assets, (v) investments, (vi) dividends or distributions on, or repurchases of, equity interests, (vii) prepaying or repurchasing debt and (viii) certain capital expenditures. The Amended and Restated Credit Agreement contains customary event of default and remedy provisions, including a provision stating that an event of default includes any termination or expiration of the Trademark License Agreement (See Note 15 for a description of the Trademark License Agreement) or the issuance of an injunction or similar order against the Company under the Trademark License Agreement. As of December 31, 2011, the Company was in compliance with the terms of the Amended and Restated Credit Agreement.

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

Debtor-in-Possession Facility - On May 7, 2010, the Company obtained Bankruptcy Court approval to enter into the DIP Note Purchase Agreement by and among the Debtors and the DIP Agent, and the note purchasers party to the DIP Note Purchase Agreement. The Company subsequently entered into the DIP Note Purchase Agreement on May 25, 2010, and advances in the amount of $10,000 were made by the lenders thereunder on June 10, 2010.

On the Consummation Date, the DIP Note Purchase Agreement was canceled. All outstanding obligations under the DIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except share and per share data)

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

Senior Secured Notes - On May 20, 2005, TER Holdings and TER Funding, Inc. issued the Senior Notes. The Senior Notes were used to pay distributions under the Second Amended and Restated Joint Plan of Reorganization, dated as of March 30, 2005, as amended of Trump Hotels & Casino Resorts, Inc., our predecessor company (the “2005 Plan of Reorganization”).

Pursuant to the Plan of Reorganization, the Senior Notes and the indenture pursuant to which such notes were issued were canceled on the Consummation Date.

Long-term debt and capital lease obligations mature as follows:

Year Ended December 31,	Long-term debt	Capital lease obligations	Total
2012	$3,465	$1,194	$4,659
2013	3,465	825	4,290
2014	3,465	825	4,290
2015	287,158	820	287,978
2016	—	795	795
Thereafter	—	8,778	8,778
Total	297,553	13,237	310,790
Less: amount representing interest	—	(7,147)	(7,147)
Total	$297,553	$6,090	$303,643

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except share and per share data)

(9)	Income Taxes

Our income tax benefit attributable to continuing operations and discontinued operations is as follows:

	Reorganized Company		Predecessor Company
		Period From	Period From
	Year	July 16, 2010	January 1, 2010	Year
	Ended	Through	Through	Ended
	December 31,	December 31,	July 15,	December 31,
	2011	2010	2010	2009
Continuing operations	$11,960	$—	$—	$8,324
Discontinued operations	5,036	—	—	—
	$16,996	$—	$—	$8,324

Our 2011 income tax benefit represents the reversal of previously recognized income tax expense as a result of the settlement of certain state income tax claims and expiration of statute of limitations as further discussed below.

The income tax benefit attributable to (loss) income from continuing operations before income taxes is as follows:

	Reorganized Company		Predecessor Company
		Period From	Period From
	Year	July 16, 2010	January 1, 2010	Year
	Ended	Through	Through	Ended
	December 31,	December 31,	July 15,	December 31,
	2009	2010	2010	2009
Current—federal	$—	$—	$—	$—
Deferred—federal	—	—	—	6,079
Provision for federal income taxes	—	—	—	6,079
Current—state	11,960	—	—	—
Deferred—state	—	—	—	2,245
Provision for state income taxes	11,960	—	—	2,245
	$11,960	$—	$—	$8,324

Our 2010 reduction in net deferred tax liabilities was recorded as part of Net gain (loss) on reorganization related items and fresh start adjustments (see Chapter 11 Case Implications below). Our 2009 deferred income tax benefit reflects the impact of a reduction in our net deferred tax liabilities.
At December 31, 2011, we had unrecognized tax benefits of approximately $3,872, including interest. In accordance with ASC Topic 805—“Business Combinations” (“ASC 805”), which we adopted on January 1, 2009, $1,181 of unrecognized tax benefits would affect our effective tax rate for continuing operations, if recognized, and $319 would be recorded as a reduction to income tax expense for discontinued operations, if recognized. It is reasonably possible that certain unrecognized tax benefits related to income tax examinations totaling $1,500 will be settled during the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except share and per share data)

The following table summarizes the activity related to our unrecognized tax benefits:

Unrecognized tax benefits at December 31, 2010	$25,400
Increases (decreases) related to current year tax positions	476
Increases (decreases) related to prior year tax positions	(17,820)
Decreases related to settlements with taxing authorities	(2,661)
Decreases resulting from the expiration of the statute of limitations	(1,523)
Unrecognized tax benefits at December 31, 2011	$3,872

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties as a component of income tax expense. We recognized potential interest associated with uncertain tax positions of $0 during the year ended December 31, 2011, $1,106 during the period from July 16, 2010 through December 31, 2010, $1,158 during the period from January 1, 2010 through July 15, 2010, and $2,321 during the year ended December 31, 2009. In addition, during the year ended December 31, 2011, we reduced interest expense by $15,380 (including our discontinued operations) to reflect the reversal of accrued interest related to the reduction of certain unrecognized tax benefits.

Federal and State Income Tax Audits

Tax years 2008 through 2011 remain subject to examination by federal and state tax authorities.

During 2011, due to the expiration of statute of limitations, we reversed $1,592 related to estimated federal and state tax liabilities (including interest) for the period from January 1, 2005 through December 21, 2005, the date of the sale of our former subsidiary, Trump Indiana, Inc. (“Trump Indiana”) to Majestic Star Casino, LLC (“Majestic Star”), resulting from agreed upon Internal Revenue Service (“IRS”) audit adjustments for 1996 through December 21, 2005.

From 2002 through 2006, state income taxes for our New Jersey operations were computed under the alternative minimum assessment method. During December 2011, we entered into a Stipulation and Consent Order (the “Stipulation”) with the State of New Jersey, Department of Treasury and Division of Taxation (the “Division”, and together with the Company, the “Parties”), settling certain claims for unpaid taxes that were asserted by the Division in the Chapter 11 bankruptcy proceedings commenced by the Company in 2004 and the Chapter 11 Case. The Stipulation was approved by order of the Bankruptcy Court and became final and non-appealable on December 19, 2011 (the “Effective Date”).

Under the terms of the Stipulation, the Parties agreed to resolve any and all claims of the Division against the Company relating to New Jersey Corporation Business Tax for periods prior to the 2009 bankruptcy (including the Division's claim for unpaid taxes relating to the years 2002 through 2006 under the alternative minimum assessment method (“AMA”) of determining tax liability). On the Effective Date, pursuant to the Stipulation, the claim asserted by the Division in the Company's 2009 bankruptcy proceedings was reduced to $5,000 (the “Settlement Payment”) and was deemed to be an allowed priority tax claim, as defined in the Plan of Reorganization, in the amount of $5,000. The Stipulation provides for the Company to make this Settlement Payment in two installments.

Pursuant to the Stipulation, in December 2011, the Company paid the first installment of the Settlement Payment, totaling $3,500, to the Division. The second and final installment payment of $1,500 must be made by the Company to the Division no later than May 1, 2012.

In connection with the Stipulation, the Company reversed $28,142 of previously recognized expense comprised of $15,816 of income tax expense and $12,326 of interest expense related to the AMA (including discontinued operations).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except share and per share data)

A reconciliation of our federal income tax at the federal statutory rate to our income tax (benefit) provision from continuing operations is as follows:

	Reorganized Company		Predecessor Company
		Period From	Period From
	Year	July 16, 2010	January 1, 2010	Year
	Ended	Through	Through	Ended
	December 31,	December 31,	July 15,	December 31,
	2011	2010	2010	2009
Federal statutory rate	$(6,667)	$(6,236)	$240,813	$(180,217)
Permanent differences, net	336	502	1,167	7,992
Cancellation of indebtedness income	—	—	(492,672)	—
Minority interest on land and trademark impairment	—	—	—	1,096
Deferred tax asset adjustment - attribute reduction/true-up	10,525	—	—	—
Valuation allowance	(4,194)	5,734	250,692	162,805
Tax benefit from settlement	(11,960)	—	—	—
	$(11,960)	$—	$—	$(8,324)

The tax effects of significant temporary differences representing deferred tax assets and liabilities, subject to valuation allowances are as follows:

	December 31,
	2011	2010
Deferred tax assets:
Accruals and prepayments	$31,855	$54,383
Basis differences on intangible assets	15,225	12,958
Basis differences on property and equipment	350,881	394,994
Trademarks and other	29,278	26,665
NOL carryforwards	162,515	114,141
	589,754	603,141
Less: Valuation allowance	(586,142)	(597,738)
	3,612	5,403
Deferred tax liabilities:
Property taxes receivable	(3,612)	(5,403)
	(3,612)	(5,403)
Net deferred income tax liability	$—	$—

Net Operating Loss Carryforwards

Utilization of predecessor company federal net operating loss carryforwards (“NOLs”) available to TER is limited pursuant to Section 382 of the Internal Revenue Code (the “Code”). As of December 31, 2011, we have federal NOLs of approximately $261,000 available to offset future taxable income of which approximately $192,316 are limited pursuant to Section 382 of the Code to approximately $12,900 annually until expiration. The federal NOLs expire after 2031.

Under the Act, Trump Taj Mahal, Trump Plaza and Trump Marina are required to file New Jersey corporation business tax returns. As of December 31, 2011, Trump Taj Mahal, Trump Plaza and Trump Marina had NOLs of approximately $320,100, $377,000 and $524,800, respectively, for New Jersey state income tax purposes. The New Jersey state NOLs expire from 2011 through 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except share and per share data)

Chapter 11 Case Implications

Pursuant to the Plan of Reorganization, on the Consummation Date, the Company realized cancellation of indebtedness income, and as a result, is required to reduce certain tax attributes such as NOLs and the tax basis of its assets. Effective January 1, 2011, the Company fully reduced its federal NOL and credit carryforwards as a result of the realized cancellation of indebtedness income pursuant to the applicable provisions of the Code. The reduction of tax attributes and the application of Section 382 of the Code, as a result of the ownership change occurring on the Consummation Date, could result in increased future tax liabilities for the Company. The Company is also currently reviewing the technical merits of a potential tax reporting position as a result of the Plan of Reorganization and related transactions that may result in a substantial additional step-up in the tax basis of the Company's assets. The additional tax basis step-up in the Company's assets resulting from this tax reporting position, if any, would be subject to the application of Section 382 of the Code as a result of the ownership change which occurred on the Consummation Date. Any increased deferred tax assets, if any, from this tax reporting position would be offset by a full valuation allowance for financial statement purposes.

In addition, in 2010, the adjustment to the Company's historical cost bases to record its assets and liabilities at their fair value under fresh-start reporting, as described in Note 22 resulted in a reduction of its net deferred tax liabilities and was recorded as a reduction to Net gain (loss) on reorganization related items and fresh start adjustments during the period from January 1, 2010 through July 15, 2010. The state net deferred tax liability was reduced by $12,201 and the federal net deferred tax liability was reduced by $33,029.

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

On the Consummation Date, all equity interests in TER Holdings were canceled and a new partnership agreement for TER Holdings was executed between the Company, as general partner of TER Holdings, and TERH LP Inc., a newly formed wholly owned subsidiary of the Company, as limited partner of TER Holdings. TER Holdings’ new partnership agreement requires distributions to its partners sufficient in amount to cover all federal, state and local income taxes incident to their ownership of TER Holdings, including special allocations of income, gains, losses, deductions and credits. TER Holdings did not make any distributions for taxes during the year ended December 30, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except share and per share data)

(10)	Earnings Per Share

The computations of basic and diluted net loss per share attributable to TER common stockholders are as follows:

	Reorganized Company
		Period
		From
	Year	July 16, 2010
	Ended	Through
	December 31,	December 31,
(in thousands, except share and per share data)	2011	2010
Numerator for basic and diluted net loss per share:
Loss from continuing operations	$(7,083)	$(17,812)
Loss from discontinued operations	916	(8,436)
Net loss	$(6,167)	$(26,248)

Denominator for basic and diluted net loss per share:
Weighted average shares outstanding	10,776,846	10,728,636

Basic and diluted net loss per share:
Loss from continuing operations	$(0.66)	$(1.66)
Loss from discontinued operations	0.09	(0.79)
Net loss	$(0.57)	$(2.45)

 Potentially dilutive common shares excluded from the computation of diluted net loss per share due to anti-dilution include 214,288 unvested restricted stock awards and the warrants issued to Donald J. Trump (“Mr. Trump”) to purchase 535,714 shares of the Company's common stock at an exercise price of $123.74 per share, subject to certain anti-dilution provisions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except share and per share data)

	Predecessor Company
	Period From
	January 1, 2010	Year
	Through	Ended
	July 15,	December 31,
(in thousands, except share and per share data)	2010	2009
Numerator for basic earnings (loss) per share:
Income (loss) from continuing operations	$708,588	$(386,105)
Income (loss) from discontinued operations	5,440	(147,833)
Net income (loss) attributable to TER common stockholders	$714,028	$(533,938)

Numerators for diluted earnings (loss) per share:
Income (loss) from continuing operations	$708,588	$(386,105)
Addback: Noncontrolling interest to reflect dilution of exchangeable limited partnership interest	(20,551)	—
Income (loss) from continuing operations for fully diluted earnings per share calculation	$688,037	$(386,105)

Income (loss) from discontinued operations	$5,440	$(147,833)
Addback: Noncontrolling interest to reflect dilution of exchangeable limited partnership interest	(2,938)	—
Income (loss) from discontinued operations for fully diluted earnings per share calculation	$2,502	$(147,833)

Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares outstanding	31,270,345	31,691,463
Effect of dilutive securities:
Exchangeable limited partnership interests	9,377,484	—
Denominator for diluted earnings (loss) per share - adjusted
weighted average shares outstanding	40,647,829	31,691,463

Basic net income (loss) per share:
Income (loss) from continuing operations	$22.66	$(12.18)
Income (loss) from discontinued operations	0.17	(4.67)
Net income (loss) attributable to TER common stockholders	$22.83	$(16.85)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$16.93	$(12.18)
Income (loss) from discontinued operations	0.06	(4.67)
Net income (loss) attributable to TER common stockholders	$16.99	$(16.85)

Potentially dilutive common shares excluded from the Predecessor Company's computation of diluted net income (loss) per share due to anti-dilution include ten-year warrants previously issued to Mr. Trump.

(11)	Stock-based Compensation Plans

Reorganized Company

On November 3, 2011, the Company's stockholders approved the adoption of the Trump Entertainment Resorts, Inc. 2011 Equity Incentive Plan (the “2011 Equity Incentive Plan”).  As a result of such approval, the 2011 Equity Incentive Plan became effective on November 3, 2011.  The 2011 Equity Incentive Plan allows for stock options, stock appreciation rights, restricted stock, restricted stock units, and other similar stock-based awards to be awarded to the Company's officers, directors,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except share and per share data)

employees, prospective employees and consultants. The maximum number of shares of the Company's common stock that will be available for issuance under the 2011 Equity Incentive Plan is 500,000 shares.

On the effective date of the 2011 Equity Incentive Plan, each non-employee director of the Company (other than those non-employee directors who are officers or employees of Avenue Capital Group) received an automatic grant of 5,000 restricted stock units under the 2011 Equity Incentive Plan.  The restricted stock units vested immediately, but will not be delivered until the recipient is no longer serving on the board of directors.

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

In accordance with ASC 718, general and administrative expenses include compensation expense of $122 during the year ended December 31, 2011 and $58 during the period from July 16, 2010 through December 31, 2010 associated with restricted stock awards. As of December 31, 2011, there were 214,288 nonvested restricted stock awards outstanding and the remaining unrecognized compensation expense to be recognized over the remaining contractual life was $89.

Predecessor Company

Our predecessor company's stockholders approved the 2005 Incentive Award Plan (the “2005 Stock Plan”) which allowed for incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, performance shares and other stock-based awards to its officers, employees, consultants and independent directors.

General and administrative expenses include compensation expense for stock option and restricted stock awards of $119 and $1,467 during the period from January 1, 2010 through July 15, 2010 and the year ended December 31, 2009, respectively.

A summary of activity under the 2005 Stock Plan for restricted stock for the period from December 31, 2008 to December 31, 2009 is as follows:

Predecessor Company:	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding December 31, 2008	714,246	5.88
Vested	(266,215)	6.26
Forfeited and cancelled	(448,031)	4.95
Outstanding December 31, 2009	—	—

(12) Income Related to Deed Amendment

Pursuant to an Agreement (the “2011 Trump Plaza/Boardwalk Agreement”) entered into on March 14, 2011 between Trump Plaza Associates, LLC (“Trump Plaza Associates”) and Boardwalk Florida Enterprises, LLC (“Boardwalk”), the owner of certain real property in Atlantic City that was acquired from Trump Plaza Associates in 2005, Trump Plaza Associates and Boardwalk agreed that the deed provision restricting the development of gaming activities on such real property would be discharged and released and replaced with new contractual restrictions set forth in the 2011 Trump Plaza/Boardwalk Agreement. In connection with its execution of the 2011 Trump Plaza/Boardwalk Agreement and the related deed modification, the Company received $5,465 during March 2011. Such amount is reflected in non-operating income in the statement of operations during the year ended December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except share and per share data)

(13) Insurance Proceeds

On July 16, 2010, Trump Plaza was temporarily closed due to a leak in a water main managed by the utility company that provides Trump Plaza with the necessary cold water for its air conditioning. Trump Plaza reopened the majority of its operations on July 18, 2010 after temporary cooling systems were put in place to remediate the problem. Trump Plaza became fully operational on July 22, 2010. The Company filed a business interruption claim with its insurance carrier and received insurance proceeds totaling $2,085, of which $563 was received during the period from July 16, 2010 through December 31, 2010 and $1,522 was received during the year ended December 31, 2011. The Company recognized the receipt of insurance proceeds as other revenues during the periods in which they were received.

(14)	Employee Benefit Plans

401(k) Plan

We have a 401(k) plan for our non-union employees. Eligible employees may contribute up to 100% of their earnings, subject to certain limitations, to the 401(k) plan. We may elect to match a portion of participants’ contributions on an annual basis as determined by management. As part of a cost savings initiative, we reduced and subsequently ceased matching contributions during 2009. Matching contributions under the 401(k) plan were $402 during the year ended December 31, 2009.

Multi-Employer Pension Plans

Approximately 1,900 of our hotel and restaurant employees are subject to a collective bargaining agreement with the UNITE HERE International Union, Local 54 (“UNITE HERE”). In connection with the UNITE HERE collective bargaining agreement, we participate in the Pension Plan of the National Retirement Fund (EIN: 13-6130178 Plan Number: 001) (the “Fund”). On March 31, 2010, the Fund was certified in critical status by the Fund's actuary under the federal multi-employer plan funding laws pursuant to the Pension Protection Act of 2006. In connection with the certification, the Fund's board of trustees adopted a rehabilitation plan effective on April 1, 2010 (the “Rehabilitation Plan”) with the goal of enabling the Fund to emerge from critical status by January 1, 2023. The Rehabilitation Plan provides for certain increases in employer contributions and, in some cases, a reduction in participant benefits. We were required to select one of three schedules of future accrual and contribution rates proposed under the Rehabilitation Plan, all of which provided for increased monthly contributions. On May 27, 2010, we agreed upon a schedule with UNITE HERE pursuant to which we began making increased monthly contributions to the Fund on January 1, 2012.

Under applicable federal law, any employer contributing to a multi-employer pension plan that completely ceases participating in the plan while it is underfunded is subject to payment of such employer's assessed share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can also be assessed a withdrawal liability for a partial withdrawal from a multi-employer pension plan. The amount of our potential exposure with respect to the Fund depends on, among other things, the nature and timing of any triggering events and the funded status of the Fund at that time. If, in the future, we elect to withdraw from the Fund, additional liabilities would need to be recorded. While it is possible that this would occur in the future, we have not made any decision to incur a partial or complete withdrawal from the Fund. If any of these adverse events were to occur in the future, it could result in a substantial withdrawal liability assessment that could have a material adverse effect on our financial condition, results of operations and cash flows.

Our pension contributions to the Fund related to our continuing operations during the year ended December 31, 2011, the period from July 16, 2010 through December 31, 2010, the period from January 1, 2010 through July 15, 2010 and the year ended December 31, 2009 were $4,476, $2,395, $2,692 and $4,891, respectively. Our pension contributions to the Fund did not exceed 5% of the Fund's total contributions during the year ended December 31, 2011.

Contributions to other multi-employer pension plans related to our continuing operations during the year ended December 31, 2011, the period from July 16, 2010 through December 31, 2010, the period from January 1, 2010 through July 15, 2010 and the year ended December 31, 2009 were $854, $552, $633 and $1,128, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except share and per share data)

(15)	Transactions with Affiliates

Services Agreement—On the Consummation Date, the Company and TER Holdings entered into an amended and restated services agreement (the “Services Agreement”) with Mr. Trump and Ivanka Trump (collectively, the “Trump Parties”), which amends, restates and supersedes the previous services agreement entered into among the Company, TER Holdings and Mr. Trump in 2005. The Services Agreement will remain in effect until either the Trademark License Agreement (as defined below) is terminated or upon termination pursuant to the terms of the Services Agreement. No payments were made to the Trump Parties under the Services Agreement during the year ended December 31, 2011 and the period from July 16, 2010 through December 31, 2010.

We recognized expense under the previous services agreement of $1,083 during the period from January 1, 2010 through July 15, 2010 and $2,000 during the year ended December 31, 2009.

Trademark License Agreement—On the Consummation Date, the Company, TER Holdings and certain of its subsidiaries (collectively, the “Licensee Entities”) entered into a Second Amended and Restated Trademark License Agreement with the Trump Parties (the “Trademark License Agreement”), which amends, restates and supersedes the previous trademark license agreement entered into among the Company, TER Holdings and Mr. Trump during 2005. The Trademark License Agreement provides that the Trump Parties grant the Licensee Entities a royalty-free license to use certain trademarks, service marks, names, domain names and related intellectual property associated with the name “Trump” and the Trump Parties in connection with TER Holdings' casino and gaming activities relating to the Company's three then-existing casino properties in Atlantic City, New Jersey, subject to certain terms and conditions. The Trademark License Agreement remains in effect until terminated pursuant to the terms of the Trademark License Agreement. No payments were made to the Trump Parties under the Trademark License Agreement during the year ended December 31, 2011 and the period from July 16, 2010 through December 31, 2010 nor were any payments made to Mr. Trump under the previous trademark license agreement during the period from January 1, 2010 through July 15, 2010 and the year ended December 31, 2009.

Use of Trump Facilities—In the normal course of business, we have engaged in various transactions with entities owned by Mr. Trump including leasing a helicopter and office space and the periodic use of Mr. Trump’s airplane. During the year ended December 31, 2011, the period from July 16, 2010 through December 31, 2010, the period from January 1, 2010 through July 15, 2010, and the year ended December 31, 2009, we incurred expenses of approximately $390, $37, $44 and $156, respectively, relating to such transactions.

(16)	Severance Costs

During September 2010, the Company announced that the employment agreement with Mark Juliano, the Company's former Chief Executive Officer would be terminated in accordance with, and to the extent provided by, its terms. Mr. Juliano was entitled to severance pursuant to the terms of his employment agreement in accordance with provisions thereof that applied following a “change of control” of the Company. In addition, due to the continuation of declining gaming revenues and an increasingly competitive market, the Company significantly reduced its workforce as part of a cost containment strategy during the fourth quarter of 2010.

In connection with the termination of Mr. Juliano and the reduction in workforce during the fourth quarter of 2010, the Company incurred approximately $6,765 in severance costs related to its continuing operations. Such amount is included in general and administrative expenses in the statement of operations during the period from July 16, 2010 through December 31, 2010.

(17) Fair Value Measurements

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except share and per share data)

•
Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
The fair value measurements used in our allocation of the reorganization value pursuant to ASC 852 on the Consummation Date relating to our net property and equipment, intangible assets and Casino Reinvestment Development Authority (“CRDA”) bonds and deposits were determined using inputs within Level 2 of ASC 820's hierarchy. The amounts recorded related to property and equipment, intangible assets and CRDA bonds and deposits are classified within property and equipment, intangible assets and CRDA investments, net, respectively, on the consolidated balance sheets as of December 31, 2011 and December 31, 2010. CRDA investments are discussed further in Note 19.

(18) Fair Value of Financial Instruments

The carrying amounts of financial instruments included in current assets and current liabilities approximate their fair values due to their short-term nature. The carrying amounts of CRDA bonds and deposits approximate their fair values as a result of allowances established to give effect to below-market interest rates.

The estimated fair values of other financial instruments at December 31, 2011 and 2010 are as follows:

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Amended and Restated Credit Agreement	$297,553	$297,553	$344,768	$344,768

The carrying amount of the Amended and Restated Credit Agreement as of December 31, 2011 and 2010 approximates its fair value. The Company's other long-term debt was not significant at December 31, 2011 and 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except share and per share data)

(19)	Commitments and Contingencies

Operating Leases—We have entered into operating leases for certain land, office, warehouse space, certain parking space and various equipment. Rent expense related to our continuing operations during the year ended December 31, 2011, the period from July 16, 2010 through December 31, 2010, the period from January 1, 2010 through July 15, 2010 and the year ended December 31, 2009 was $4,924, $3,627, $4,021, and $7,833, respectively, of which $390, $37, $42 and $79, respectively, relates to affiliates.

Future minimum lease payments under noncancellable operating leases as of December 31, 2011, are as follows:

Year Ending December 31,
2012	$3,001
2013	2,582
2014	2,577
2015	2,305
2016	1,763
Thereafter	71,376
Total	$83,604

Casino Reinvestment Development Authority Obligations—As required by the provisions of the Act, a casino licensee must pay an investment alternative tax of 2.5% of its gross casino revenues as defined in the Act. However, pursuant to contracts with the CRDA, Trump Taj Mahal, Trump Plaza and Trump Marina (through the date of its sale) (collectively, the “Trump Entities”) each pay 1.25% of their gross casino revenues to the CRDA (the “CRDA Payment”) to fund qualified investments as defined in the Act and such CRDA Payment entitles each such casino property to an investment tax credit in an amount equal to twice the amount of the CRDA Payment against the 2.5% investment alternative tax. Qualified investments may include the purchase of bonds issued by the CRDA at a below market rate of interest, direct investment in projects or donation of funds to projects as determined by the CRDA. According to the Act, funds on deposit with the CRDA are invested by the CRDA and the resulting interest income is shared two-thirds to the casino and one-third to the CRDA. Further, the Act requires that CRDA bonds be issued at statutory rates established at two-thirds of the average rate of the Bond Buyer Weekly 25 Revenue Bond Index for bonds available for purchase during the last 26 weeks preceding the date the CRDA issues its bond. The Company records charges to expense equal to one-third of its obligation to reflect the lower return on investment at the date the obligation arises. Pursuant to the contracts with the CRDA, each of the casino properties is required to make quarterly deposits with the CRDA to satisfy its investment obligations.

Our qualified investments are classified within Casino Reinvestment Development Authority investments, net on the accompanying consolidated balance sheets and are summarized as follows:

	December 31,	December 31,
	2011	2010
CRDA deposits, net of valuation allowance of $3,006 and $1,154, respectively	$28,985	$30,240
CRDA bonds, net valuation allowance of $1,467 and $0, respectively	11,193	8,407
	$40,178	$38,647

We recognized expense related to our continuing operations of $1,578 during the year ended December 31, 2011, $586 during the period from July 16, 2010 through December 31, 2010, $1,218 during the period from January 1, 2010 through July 15, 2010 and $2,350 during the year ended December 31, 2009 to give effect to the below market interest rates associated with CRDA deposits and bonds.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except share and per share data)

In connection with the CRDA Transactions, we recognized $9,339 of non-cash expense (of which, $7,400 related to our continuing operations) during the period from January 1, 2010 through July 15, 2010 to record the investments donated pursuant to the CRDA Transactions at their net realizable value. During October 2010, we received $9,590 from the CRDA representing the cash-back donation credit.

In addition, due to the receipt of proceeds which, as discussed below, were funded by certain of our CRDA deposits, we recognized within our continuing operations income representing the reversal of previously recognized expense of $2,350 during the year ended December 31, 2009.

During March 1999, the Trump Entities and the CRDA entered into an Investment Agreement pursuant to which the Trump Entities invested $5,000 from certain of their available CRDA Payments to establish a Housing Construction Finance Fund for use by the CRDA for a ten-year term to provide a financing mechanism to enhance its housing initiatives in Atlantic City. At the end of the ten-year term, the $5,000 donation was to be returned to the Trump Entities. During April 2009, the CRDA returned the $5,000 to the Trump Entities (of which, $4,436 related to our continuing operations) in accordance with the Investment Agreement.

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

In September 2011, pursuant to an amendment to the approved proposal, the CRDA returned $2,595 to the Trump Entities from their investment alternative tax obligation accounts in order to provide the agreed upon return on investment.

NJSEA Subsidy Agreements - In April 2004, the casinos located in Atlantic City (“Casinos”), including our Atlantic City casinos, executed an agreement (“2004 NJSEA Subsidy Agreement”) with the New Jersey Sports and Exposition Authority (“NJSEA”) and the CRDA. The 2004 NJSEA Subsidy Agreement provides that the Casinos, on a pro rata basis according to their gross revenues, shall pay in cash and donate from the regular payment of their CRDA obligations a total of $86,000 in four annual installments in October of each of 2004 through 2007 to the NJSEA. It required that the funds be used by the NJSEA through December 31, 2008 to enhance purses, fund breeders' awards and establish account wagering at New Jersey horse racing tracks. Our portion of this industry obligation was approximately 23%.

The 2004 NJSEA Subsidy Agreement further provided for a moratorium until January 2009 on the conduct of casino gaming at any New Jersey racetrack and conditioned the donation of the CRDA funds upon the enactment and funding of the Casino Expansion Fund Act which made funds available, on a pro rata basis, to each of the Casinos for investment in eligible projects in Atlantic City approved by the CRDA. In September 2006, the CRDA approved the construction of the Chairman Tower at the Trump Taj Mahal as an eligible project and, pursuant to October 2006 agreements, authorized grants to our Atlantic City casinos in aggregate amounts of approximately $13,800 from the Atlantic City Expansion Fund and $1,575 from a separate Casino Capital Construction Fund, both administered by the CRDA. During 2008, we received $10,658 of proceeds from the Atlantic City Expansion Fund and $1,244 of proceeds from the Casino Capital Construction Fund. During 2009, we received the remaining $2,879 of proceeds from the Atlantic City Expansion Fund (of which $2,619 related to our continuing operations) and $299 of proceeds from the Casino Capital Construction Fund (of which $199 related to our continuing operations).

In August 2008, the Casinos entered into a Purse Enhancement Agreement (the “2008 Subsidy Agreement”) with the NJSEA and the CRDA in the interest of further deferring or preventing the proliferation of competitive gaming at New Jersey racing tracks through December 31, 2011. In addition to the continued prohibition of casino gaming in New Jersey outside of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except share and per share data)

Atlantic City, legislation was enacted to provide for the deduction of certain promotional gaming credits from the calculation of the tax on casino gross revenue.

Under the terms of the 2008 Subsidy Agreement, the Casinos were required to make scheduled payments to the NJSEA totaling $90,000 which was to be used for certain authorized purposes (the “Authorized Uses”) as defined by the 2008 Subsidy Agreement. In the event any of the $90,000 was not used by the NJSEA for the Authorized Uses by January 1, 2012, the unused funds would be returned by the NJSEA to the Casinos on a pro rata basis based upon the share each casino contributed. For each year, each casino's share of the scheduled payments equated to the percentage representing its gross gaming revenue for the prior calendar year compared to the gross gaming revenues for that period for all Casinos. Each casino, solely and individually, was responsible for its respective share of the scheduled amounts due.

In the event that any casino failed to make its payment as required, the remaining Casinos had the right, but not the obligation, to cure a payment delinquency. We expensed our share of the $90,000, estimated to be approximately $18,700 based on our actual market share of gross gaming revenue, on a straight-line basis over the term of the 2008 Subsidy Agreement. We recorded expense within our continuing operations of $5,722 during the year ended December 31, 2011, $2,237 during the period from July 16, 2010 through December 31, 2010, $2,653 during the period from January 1, 2010 through July 15, 2010 and $4,907 during the year ended December 31, 2009.

Atlantic City Tourism District - In February 2011, as part of the State of New Jersey's plan to revitalize Atlantic City's casino and tourism industries, a law was enacted requiring the creation of a tourism district (the “Tourism District”) to be administered and managed by the CRDA. The Tourism District includes each of the Atlantic City casino properties, along with certain other tourism related areas of Atlantic City. The law requires, among other things, the creation of a public-private partnership between the CRDA and a private entity that represents existing and future casino licensees. The private entity, known as The Atlantic City Alliance (the “ACA”), was established in the form of a not-for-profit corporation, of which Trump Taj Mahal and Trump Plaza are members. The public-private partnership established between the ACA and the CRDA is for an initial term of five years. Its general purpose is to revitalize and market the Tourism District. The law requires that a $5,000 contribution be made to this effort by all casinos prior to 2012, followed by an annual amount of $30,000 to be contributed by the casinos commencing January 1, 2012 for a term of five years. Each casino's portion of the annual contributions will equate to the percentage representing its gross gaming revenue for the prior calendar year compared to the aggregate gross gaming revenues for that period for all casinos. During the year ended December 31, 2011, we recognized $808 related to our portion of the $5,000 contribution made during 2011.

(20)	Legal Proceedings

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except share and per share data)

Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most litigation pending against the Debtors, were stayed. Other pre-petition contractual obligations against the Debtors generally were not permitted to be enforced.

On January 10, 2012, the Bankruptcy Court issued its final decree and order closing the Chapter 11 Case.

Notwithstanding the entry of the final decree and order closing the Chapter 11 Case, the Bankruptcy Court has retained jurisdiction to determine the allowance of the claims filed against the Company. An interim distribution is proposed to be made to holders of certain allowed Class 5 and Class 7 Claims as defined in the Plan of Reorganization during 2012. A number of tort claims have yet to be resolved. If and when these claims are allowed, the claimants will receive distributions pursuant to the Plan of Reorganization.

Former Shareholders State Court Litigation - On or about April 4, 2011, certain former shareholders of Trump Hotels & Casino Resorts, Inc. (the “Former Shareholders”) filed a complaint against TCI 2 Holdings, LLC, TER Development Co., LLC, and TER Management Co., LLC in the Superior Court of New Jersey, Law Division, Atlantic County, Docket No. ATL-L-2618-11 (the “Former Shareholders State Court Litigation”). In the Former Shareholders State Court Litigation, the Former Shareholders allege that they are entitled to a judgment in an amount in excess of $3,500 (plus pre- and post-judgment interest from May 20, 2005) on account of distributions that they were entitled to be paid under the 2005 Plan of Reorganization. The Company disputes the Former Shareholders’ claim that they were entitled to be paid any distribution under the 2005 Plan of Reorganization and is actively defending the Former Shareholders State Court Litigation.

Power Plant Litigation - On December 30, 2004, TER Development Company, LLC (“TER Development”) filed a complaint (the “Power Plant Litigation”) against Richard T. Fields, Coastal Development, LLC (“Coastal”), Power Plant Entertainment, LLC, Native American Development, LLC, Joseph S. Weinberg and The Cordish Company (collectively, the “Power Plant Group”) in the Circuit Court of the 17th Judicial District for Broward County, Florida, in which TER Development alleged that Power Plant Entertainment, LLC improperly obtained certain agreements with the Seminole Tribe of Florida for the development of gaming facilities in Hollywood and Tampa, Florida. TER Development asserted claims for fraud, breach of fiduciary duty, conspiracy, violation of the Florida Deceptive and Unfair Trade Practices Act and interference with prospective business relationship. As described below, the Power Plant Litigation was settled on October 28, 2010.

Trump Marina - On May 28, 2008, Trump Marina Associates entered into an Asset Purchase Agreement (the “Original Marina Agreement”) to sell Trump Marina (the “Marina Property”) to Coastal Marina Buyer, an affiliate of Coastal. Upon entering into the Original Marina Agreement, Coastal Marina Buyer placed into escrow a $15,000 deposit toward the purchase price (the “Original Marina Deposit”). On October 28, 2008, the parties entered into an amendment to the Original Marina Agreement (the “Marina Amendment”) to modify certain terms and conditions of the Original Marina Agreement, including, but not limited to providing that Trump Marina Associates could terminate the Original Marina Agreement if the transaction did not close by May 28, 2009 and that the Original Marina Deposit held in escrow, together with any interest earned thereon, was released to Trump Marina Associates immediately and the Additional Marina Deposit was placed in escrow for a total deposit towards the purchase price of $17,000. Coastal failed to consummate the transaction within the time provided under the Marina Amendment. On June 1, 2009, Trump Marina Associates delivered notice to Coastal that the Original Marina Agreement, as amended by the Marina Amendment, was terminated. Trump Marina Associates also delivered notice to the escrow agent requesting release of the Additional Marina Deposit to Trump Marina Associates. On July 28, 2009, Coastal Marina Buyer and Coastal filed an Adversary Complaint with the Bankruptcy Court, claiming they were fraudulently induced to enter the Original Marina Agreement, that the agreement was breached, and that these and other related claims gave rise to a right to the return of the Initial Marina Deposit, the Additional Marina Deposit, damages and other relief. On October 21, 2009, Coastal Marina Buyer and Coastal filed an Amended Complaint adding Mr. Trump and other parties as defendants, and adding additional allegations to the existing claims.

On October 28, 2010, the Company and its subsidiary TER Development (collectively, the “TER Parties”) reached an agreement with Coastal and certain related persons and entities, Power Plant Entertainment, LLC and the other members of the Power Plant Group to settle the Power Plant Litigation and certain other disputed matters. Pursuant to the settlement, among other things, (a) the TER Parties agreed to withdraw, with prejudice, the action pending in the Power Plant Litigation against the Power Plant Group, and (b) Coastal agreed to (i) withdraw all actions and claims filed on their behalf before the Bankruptcy Court (the “Bankruptcy Matters”), and (ii) relinquish any claim that they had to any amounts previously deposited in escrow in connection with the proposed purchase of the Trump Marina by Coastal, including the Additional Marina Deposit, together with any interest earned thereon, then held in escrow. In addition, the TER Parties and the Power Plant Group agreed to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except share and per share data)

mutually waive, release and discharge each other from all claims and proceedings arising from and related to the Power Plant Litigation and the Bankruptcy Matters. The Company recognized $2,020 of Income related to the termination of the Original Marina Agreement during the period from July 16, 2010 through December 31, 2010, representing the receipt of the Additional Marina Deposit, plus interest earned thereon. Such amount was used as permitted under the Amended and Restated Credit Agreement.

(21) City of Atlantic City Real Property Tax Appeals

The Company has filed appeals against the City of Atlantic City (the “City”) in the Tax Court of New Jersey related to its real property tax assessments for Trump Taj Mahal, Trump Plaza and Trump Marina for tax years 2008 through 2011. The deposition and discovery phases of the property tax appeals have been completed. Expert reports were exchanged with the City in December 2011 and the Company expects trial to commence on the 2008-2010 tax years in early 2012.

(22) Fresh-Start Reporting

We adopted fresh-start reporting upon our emergence from Chapter 11 on the Consummation Date in accordance with ASC 852. We were required to apply the fresh-start reporting provisions of ASC 852 to our financial statements because (i) the reorganization value of the assets of the emerging entity immediately before the date of confirmation was less than the total of all post-petition liabilities and allowed claims and (ii) the holders of existing voting shares of our common stock immediately before confirmation (i.e., the holders of shares of the common stock of the Predecessor Company that were issued and outstanding prior to the commencement of the Chapter 11 proceedings) received less than 50 percent of the voting shares of the emerging entity. Under ASC 852, application of fresh-start reporting is required on the date on which a plan of reorganization is confirmed by a bankruptcy court, but ASC 852 further provides that fresh-start reporting should not be applied until all material conditions to the plan of reorganization are satisfied. All material conditions to the Plan of Reorganization were satisfied as of July 16, 2010.

Fresh-start reporting required us to adjust the historical cost bases of our assets and liabilities to their fair value as determined by the reorganization value of the Company as set forth in the Plan of Reorganization. For purposes of the Plan of Reorganization, the range of reorganization value of the Reorganized Debtors was estimated to be between $424,000 and $494,000 by using a variety of analyses and methodologies, including comparable public company analysis, transaction multiple analysis and discounted cash flow analysis. As set forth in the Plan of Reorganization, as approved by the Bankruptcy Court, the reorganization value was estimated to be $459,000. The reorganization value was allocated among the Reorganized Company's net assets in conformity with procedures specified by ASC 805. We engaged an independent appraiser to assist us in the allocation of reorganization value to our assets and liabilities and we used the independent appraiser's analysis and other information to make the allocations as of the Consummation Date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except share and per share data)

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

(23) Non-Competition Agreement

On October 28, 2010, the Company entered into a non-competition agreement with New Gaming Ventures, LLC (“NGV”) pursuant to which the Company agreed not to own, operate or manage a casino anywhere in the State of Texas under the “Trump” brand name for a period of one year in exchange for a payment of $25,000 to the Company by NGV, which payment was received on October 29, 2010. The agreement does not restrict the Company's ability to own, operate or manage casinos in Texas if it does not use the “Trump” brand and the Company is permitted to conduct online gaming through the internet and world wide web in the State of Texas at all times. Pursuant to the non-competition agreement, the $25,000 payment is non-refundable by the Company in any circumstances. The Company recognized $25,000 as income related to non-competition agreement in its consolidated statement of operations during the period from July 16, 2010 through December 31, 2010. Such amount was used as permitted under the Amended and Restated Credit Agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except share and per share data)

(24) Termination of Former Trump Marina Asset Purchase Agreement

On May 28, 2008, Trump Marina Associates entered into the Original Marina Agreement to sell the Marina Property to Coastal Marina Buyer, an affiliate of Coastal. Pursuant to the Original Marina Agreement, (1) Coastal Marina Buyer was to acquire substantially all of the assets of, and assume certain liabilities related to, the business conducted at the Marina Property and (2) unrelated then-existing litigation between the Company and Coastal (see Note 20) was to be settled. Upon entering into the Original Marina Agreement, Coastal Marina Buyer placed into escrow the Original Marina Deposit.

On October 28, 2008, the parties entered into the Marina Amendment pursuant to which, among other things, they agreed to amend certain provisions of the Original Marina Agreement, including the following: (1) the aggregate purchase price payable for the Marina Property was decreased from $316,000 to $270,000; (2) any potential reduction to the purchase price based on the EBITDA of the business conducted at the Marina Property was eliminated; (3) Trump Marina Associates could terminate the Original Marina Agreement if the transaction did not close by May 28, 2009; and (4) the Original Marina Deposit held in escrow, together with any interest earned thereon, was released to Trump Marina Associates immediately and the Additional Marina Deposit was placed in escrow, for a total deposit towards the purchase price of $17,000.

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

On July 28, 2009, Coastal Marina Buyer and Coastal filed an Adversary Complaint with the Bankruptcy Court, claiming that we breached the Original Marina Agreement and that they were fraudulently induced, and seeking return of the Original Marina Deposit and the Additional Marina Deposit and other alleged damages and relief. This Adversary Complaint was subsequently withdrawn with prejudice by Coastal Marina Buyer and Coastal pursuant to a settlement agreement among the Company, Coastal Marina Buyer, Coastal and certain other parties. See Note 20.

(25)	Predecessor Company Intangible and Other Asset Impairment Charges

Long-Lived Assets

Due to certain events and circumstances, including the continuing negative effects of regional competition on our Predecessor Company's results, the termination of the Original Marina Agreement, the then-pending sale of the Tropicana Casino and Resort in Atlantic City and the legalization of table games and sports betting in Delaware, the Company performed impairment testing related to its long-lived assets in accordance with ASC 360 during the second quarter of 2009. Based upon its review, the sum of the estimated undiscounted future cash flows expected to be generated by the long-lived asset groups of Trump Marina and Trump Plaza were less than the carrying values of those assets. We estimated the fair value of the asset groups based upon consideration of the cost, income and market approaches to value, as appropriate, and sought the assistance of an independent valuation firm. We recorded asset impairment charges totaling $536,233, of which $331,059 related to Trump Plaza and $205,174 related to Trump Marina. The non-cash impairment charge related to Trump Plaza is reflected within Intangible and other asset impairment charges in our consolidated statement of operations for the year ended December 31, 2009. In addition, in connection with our impairment testing, at such time, we reduced the estimated remaining useful life of Trump Plaza's building to 20 years. The non-cash impairment charge related to Trump Marina is reflected within discontinued operations in our consolidated statement of operations for the year ended December 31, 2009.

Intangible Assets

Due to the circumstances described above, we also performed interim impairment testing related to our intangible assets in accordance with ASC 350 during the second quarter of 2009. Based upon the results of our impairment testing, we determined that trademarks relating to Trump Taj Mahal and Trump Plaza were impaired. As a result, we recognized intangible asset impairment charges totaling $20,500, of which $3,720 related to Trump Taj Mahal trademarks and $16,780 related to Trump Plaza trademarks. These non-cash intangible asset impairment charges are reflected within Intangible and other asset impairment charges in our consolidated statements of operations for the year ended December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(dollars in thousands, except share and per share data)

(26) Subsequent Events

On February 6, 2012, Trump Taj Mahal Associates, LLC entered into an Agreement of Sale dated as of February 6, 2012 (the “Agreement of Sale”) with Schoffer Enterprises, LLC (the “Buyer”) for the sale of its off-site warehouse (the “EHT Property”) located in the Township of Egg Harbor, New Jersey. The purchase price for the EHT Property is $2,100 and is subject to certain adjustments as set forth in the Agreement of Sale. Pursuant to the Agreement of Sale, Buyer has a sixty-day due diligence period, as defined in the Agreement of Sale, to perform any review, inspection and investigation of the EHT Property. The closing of the sale of the EHT Property is currently expected to occur during the second quarter of 2012. The net cash proceeds of the transaction will be required to be used in a manner permitted under the Amended and Restated Credit Agreement. There can be no assurance as to when, or if, the transaction for the sale of the EHT Property will be consummated. The Company expects to recognize a loss of approximately $975 in connection with the closing of the transaction.

On February 27, 2012, the Company entered into various agreements with one of its utility providers. In consideration for entering into the agreements, the Company received $3,000 in cash and will receive rate reduction credits totaling approximately $1,960 which are to be applied against future invoices for services provided in equal monthly increments of $35 through October 2016. The Company expects to record approximately $4,500 of income, net of related expenses, during the first quarter of 2012 in connection with entering into these agreements.

TRUMP ENTERTAINMENT RESORTS, INC.						SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
YEAR ENDED DECEMBER 31, 2011 (REORGANIZED COMPANY),
FOR THE PERIOD FROM JULY 16, 2010 THROUGH DECEMBER 31, 2010 (REORGANIZED COMPANY),
THE PERIOD FROM JANUARY 1, 2010 THROUGH JULY 15, 2010 (PREDECESSOR COMPANY) AND
THE YEAR ENDED DECEMBER 31, 2009 (PREDECESSOR COMPANY)
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses		Other Changes (Deductions)		Balance at End of Period
Reorganized Company
YEAR ENDED DECEMBER 31, 2011
Allowances for doubtful accounts	6,481	5,792		(1,412)	(a)	10,861
Valuation allowance for CRDA investments	1,154	1,498		1,821	(c)	4,473
Valuation allowance for deferred tax assets	597,738	(11,596)		—		586,142

PERIOD FROM JULY 16, 2010 THROUGH DECEMBER 31, 2010
Allowances for doubtful accounts	$—	$4,938		$1,543	(a)	$6,481
Valuation allowance for CRDA investments	—	863	(b)	291	(c)	1,154
Valuation allowance for deferred tax assets	588,140	9,598		—		597,738

Predecessor Company
PERIOD FROM JANUARY 1, 2010 THROUGH JULY 15, 2010
Allowances for doubtful accounts	$39,791	$5,382		$(3,778)	(a)	$41,395
Valuation allowance for CRDA investments	33,092	10,892	(b)	(21,895)	(c)	22,089
Valuation allowance for deferred tax assets	369,220	218,920		—		588,140
YEAR ENDED DECEMBER 31, 2009
Allowances for doubtful accounts	$25,695	$16,355		$(2,259)	(a)	$39,791
Valuation allowance for CRDA investments	32,479	394	(b)	219	(c)	33,092
Valuation allowance for deferred tax assets	143,038	226,182		—		369,220
_______________________________________________

(a)	Other adjustments, principally write-offs of uncollectible accounts.

(b)
During the period from January 1, 2010 through July 15, 2010, we recognized $9,339 in expense in connection with a donation of certain of our CRDA investments. In addition, due to the receipt of proceeds which were funded by certain of our CRDA deposits, we recognized income representing the reversal of previously recognized expense of $2,625 during the year ended December 31, 2009.

(c)	Adjustment of allowance applicable to CRDA investments. The period from January 1, 2010 through July 15, 2010 includes the effects of the donation of certain of our deposits to the CRDA.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

Management’s Annual Report on Internal Control over Financial Reporting

Trump Entertainment Resorts, Inc.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on these criteria.

This Report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to liabilities of that section.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The following table sets forth information regarding our executive officers and directors:

Name	Age	Positions
Robert F. Griffin	52	Chief Executive Officer, Director
David R. Hughes	49	Chief Financial Officer, Executive Vice President and Corporate Secretary
Eugene Davis	56	Director
Jeffrey Gilbert	64	Director
Marc Lasry	52	Director
David Licht	37	Director
Stephen McCall	41	Director
Robert Symington	47	Director

Mr. Griffin has been our Chief Executive Officer and a member of our Board since November 2010. From November 2008 to November 2010, Mr. Griffin served as President and Chief Executive Officer of MTR Gaming Group, Inc. (“MTR”), which owns and operates casino and racetrack facilities in West Virginia, Pennsylvania and Ohio. He became a member of MTR's Board of Directors in March 2010. Prior to joining MTR, Mr. Griffin served as Senior Vice President of Operations of Isle of Capri Casinos, Inc. (“ICCI”) from 2004 to 2008, where he was responsible for the operations of 16 casinos and racing facilities in the United States, Grand Bahamas and the United Kingdom. Mr. Griffin also served as Vice President/General Manager at several of ICCI's properties from 1999 to 2003. Mr. Griffin previously held senior management positions at Trump Marina Hotel and Casino from 1992 to 1998. Mr. Griffin serves as a director and as our Chief Executive Officer due to his particular knowledge and expertise based on over 30 years of experience in the gaming and hospitality industries. Mr. Griffin has vast experience in all aspects of managing gaming and hospitality companies, including sales, marketing, development, finance and human resources.

Mr. Hughes has been our Chief Financial Officer since November 2010. From May 2008 to November 2010, Mr. Hughes served as Corporate Executive Vice President and Chief Financial Officer of MTR. From 2003 to 2008, Mr. Hughes served in various positions at MTR, including as Corporate Executive Vice President Strategic Operations and Chief Operating Officer of its flagship property in West Virginia. Mr. Hughes served as Chief Financial Officer of Penn National Gaming's Charles Town Races & Slots property in Charles Town, West Virginia prior to joining MTR. Mr. Hughes also previously held operational and financial positions with major gaming companies throughout the United States, including Atlantic City, New Jersey, having served as Senior Vice President and Chief Financial Officer of Resorts Hotel and Casino and in positions at the Company's Trump Plaza Hotel and Casino from 1988 to 1995. Mr. Hughes is currently a member of the Board of Directors of the Greater Atlantic City Chamber and The Richard Stockton College of New Jersey Foundation.

Mr. Davis was appointed to our Board on July 16, 2010. Mr. Davis is Chairman and Chief Executive Officer of Pirinate Consulting Group, LLC, a privately held consulting firm specializing in turnaround management, merger and acquisition consulting and hostile and friendly takeovers, proxy contests and strategic planning advisory services for domestic and international public and private business entities. Since forming Pirinate in 1997, Mr. Davis has advised, managed, sold, liquidated and served as a Chief Executive Officer, Chief Restructuring Officer, Director, Committee Chairman and Chairman of the Board of a number of businesses operating in diverse sectors such as telecommunications, automotive, manufacturing, high technology, medical technologies, metals, energy, financial services, consumer products and services, import export, mining and transportation and logistics. Previously, Mr. Davis served as President, Vice Chairman and Director of Emerson Radio Corporation and Chief Executive Officer and Vice Chairman of Sport Supply Group, Inc. He began his career as an attorney and international negotiator with Exxon Corporation and Standard Oil Company (Indiana) and as a partner in two Texas-based law firms, where he specialized in corporate/securities law, international transactions and restructuring advisory. Mr. Davis holds a bachelor’s degree from Columbia College, a master of international affairs degree (MIA) in international law and organization from the School of International Affairs of Columbia University, and a Juris Doctorate from Columbia University School of Law. Mr. Davis is also a member of the Board of Directors of Ambassadors International, Inc., Knology, Inc., DEX One Corp., Atlas Air Worldwide Holdings, Inc., Rural/Metro Corp, Spectrum Brands, Inc. and TerreStar Corporation. Within the last five years, Mr. Davis has served as a Director of American Commercial Lines, Inc., Delta Airlines, Inc., Haights Cross Communications, Inc., SeraCare Life Sciences Inc., Solutia, Inc., Atari, Inc., Exide Technologies, IPCS, Inc., Knology Broadband, Inc., Oglebay Norton Company, Tipperary Corporation, McLeod Communications, Footstar, Inc., PRG Schultz International, Inc., Silicon Graphics, Inc., Foamex, Inc., Ion Broadcasting, Viskase Companies, Inc. and Media

General, Inc. As a result of these and other professional experiences, coupled with his strong leadership qualities, Mr. Davis possesses particular knowledge and experience in the areas of strategic planning, mergers and acquisitions, finance, accounting, capital structure and board practices of other corporations.

Mr. Gilbert was appointed to our Board on July 16, 2010. Mr. Gilbert is President and principal stockholder of Preferred Gaming & Entertainment, Inc., a licensed distributor and lessor of gaming devices and casino equipment. From 2003 to 2008, at the request of the Nevada Gaming Commission, Mr. Gilbert served as court-appointed Supervisor and Receiver for Fitzgeralds Gaming Corporation, during which time he operated the company for the benefit of parties who acquired ownership as part of a bankruptcy restructuring. From 1990 to 1995, Mr. Gilbert served as Vice President, Chief Operating Officer and a member of the Office of the President of Jackpot Enterprises, Inc., a New York Stock Exchange listed gaming company that operated slot routes and gaming casinos in Nevada, South Dakota and Mississippi. From 1997 through 2003, Mr. Gilbert was an officer and member of the Board of Directors of Universal Distributing of Nevada, Inc. and its subsidiaries in New South Wales, Australia and South Africa. Prior to 1997, Mr. Gilbert served as Vice President and General Manager of Bally Gaming, Inc. Mr. Gilbert has served as a member of the Board of Directors of Aruze Corp., a Japanese publicly traded company (now known as Universal Entertainment Corporation), that manufacturers gaming devices, and that is a principal stockholder in Wynn Resorts Ltd., and from 1997 through 2009 as a member and Vice-Chairman of the Board of Directors of Avi Resort Casino, a Native American gaming facility located in Laughlin, Nevada. Mr. Gilbert’s extensive experience in Nevada and multiple foreign jurisdictions brings unique expertise and insight into state regulatory and public policy issues that directly impact the Company’s operations. In addition, his experience and knowledge of the gaming industry provides valuable guidance to the Board and management. Mr. Gilbert is a member of the Nevada Supreme Court’s Commission on Judicial Selection.

Mr. Lasry was appointed to our Board on July 16, 2010. Mr. Lasry is the Chairman, Chief Executive Officer and a Co-Founder of Avenue Capital Group (“Avenue”) and Avenue Capital. He is also a co-founder of Amroc Investments LLC. Prior to founding Avenue in 1995, Mr. Lasry was Co-Director of the Bankruptcy and Corporate Reorganization Department at Cowen & Company. Mr. Lasry also served as Director of the Private Debt Department at Smith Vasilou Management Company. Mr. Lasry holds a B.A. in History from Clark University and a J.D. from New York Law School. Mr. Lasry's expertise in financial structuring and investments is expected to help the Board in its efforts to improve the Company’s capital structure and profitability for the benefit of our stockholders.

Mr. Licht was appointed to our Board on July 16, 2010. Mr. Licht is a Senior Vice President of the Avenue Capital U.S. Funds. Prior to joining Avenue in 2007, Mr. Licht was a Senior Portfolio Manager at ABP Investments US, Inc. Prior to joining ABP in 2001, Mr. Licht was an Associate at Donaldson, Lufkin & Jenrette Securities Corporation in its Leveraged Finance Division. Mr. Licht also previously worked for Arthur Andersen LLP. Mr. Licht is a certified public accountant and holds a B.B.A. from the University of Michigan Business School. Mr. Licht’s knowledge of hospitality and gaming businesses and his experience in managing distressed and undervalued securities contribute to the Board’s ability to oversee the Company’s business.

Mr. McCall was appointed to our Board on July 16, 2010. Mr. McCall has 15 years of private equity investing experience focused on growth capital and buyout investments. He founded and is currently a Managing Member of Blackpoint Equity Partners LLC, a private equity investment firm. Prior to founding Blackpoint, he was a General Partner at Seaport Capital, a private equity investment firm, where he was employed from 1997 through 2007. Previously, Mr. McCall worked at Patricof & Co. Ventures, a private equity investment firm, and Montgomery Securities in the Corporate Finance Department. Mr. McCall has been a director of Otelco Inc. (including its predecessor Rural LEC Acquisition LLC) since January 1999 and served as Chairman of the Board of Rural LEC Acquisition LLC until the closing of its initial public offering on December 21, 2004. Mr. McCall was previously a director of Ambassadors International, Inc. Mr. McCall is also a director of several private companies. He graduated from Stanford University with an A.B. in economics. Mr. McCall possesses particular knowledge and experience in private equity investing, portfolio management, analyzing potential acquisitions, raising equity, debt financing and setting strategy.

Mr. Symington was appointed to our Board on July 16, 2010. Mr. Symington is a Senior Portfolio Manager with Avenue. Prior to joining Avenue in 2005, Mr. Symington was Managing Director and Chief Investment Officer at Resurgence Asset Management, L.L.C. for over ten years. Mr. Symington holds a B.A. in English Literature from Dickinson College and an M.B.A. in Finance and Accounting from Cornell University. Mr. Symington has a wide range of knowledge and understanding of business issues, including matters relating to business growth and development, as a result of his prior management positions.

Director Information

In accordance with our Certificate of Incorporation, which became effective on July 16, 2010, our Board consists of seven director positions.

Our Board is divided into three classes, Class I, Class II and Class III. The current Class I Directors are Robert F. Griffin and Eugene I. Davis, and each will hold office until the annual meeting of stockholders to be held in 2014 and until his respective successor is duly elected and qualified. The current Class II Directors are Stephen McCall and Robert Symington, and each will hold office until the annual meeting of stockholders to be held in 2012 and until his respective successor is duly elected and qualified. The current Class III Directors are Marc Lasry, David Licht and Jeffrey Gilbert, and each will hold office until the annual meeting of stockholders to be held in 2013 and until his respective successor is duly elected and qualified.

Director Independence

Pursuant to our Corporate Governance Guidelines, our Board is required to affirmatively determine that a majority of our directors have no relationship that would interfere with his exercise of independent judgment in carrying out his responsibilities. A copy of our Corporate Governance Guidelines is available free of charge on our website, www.trumpcasinos.com. The Board has determined that a majority of our directors qualify as “independent” under this standard. Moreover, the Board has determined, after considering all relevant facts and circumstances, that three of its members, Messrs. Davis, Gilbert and McCall, are “independent” as defined by the rules and regulations promulgated by the SEC and the national securities exchanges.

Audit Committee and Audit Committee Financial Expert

The members of the Audit Committee are Eugene Davis (Chairman), Jeffrey Gilbert and Stephen McCall. Our Board has determined that Mr. Davis is qualified as a “financial expert” within the meaning of the regulations of the United States securities laws.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and any person who beneficially owns more than 10% of a registered class of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of the copies of the forms furnished to us and written representations from our Reporting Persons, we believe that during the year ended December 31, 2011, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

Code of Business Conduct

We have a Code of Business Conduct, which is applicable to all our directors, officers and certain management and supervisory employees. The Code of Business Conduct is available free of charge either on our website (www.trumpcasinos.com) or by writing to our Corporate Secretary.

Code of Ethics

We have a Code of Ethics for our directors and principal executive officers, including, among others, our Chief Executive Officer, Chief Financial Officer and the members of our Board. The Code of Ethics is available free of charge either on our website (www.trumpcasinos.com) or by writing to our Corporate Secretary.

If we make any substantive amendments to the Code of Ethics or grant any waivers therefrom, we are required to disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K filed with the SEC within four business days.

Item 11.	Executive Compensation

Overview of Compensation Program

The Compensation Committee of the Board has the responsibility for establishing, implementing and measuring the policies and practices for our compensation program, determining the appropriate compensation of executive officers, including the Named Executive Officers (“NEOs”) (as defined below) detailed in the accompanying tables. It is the objective of the

Company to reward key executives for the attainment of financial and strategic objectives which are aligned directly with the success of the Company and focus upon the best interests of our stockholders. The Compensation Committee ensures that the total compensation paid to executive officers is competitive, reasonable and performance based. A critical component to the Company’s long term success is the comprehensive development, recruitment and retention of a talented and experienced senior management team to fully leverage our strategic, operational and human capital plans. With the guidance and oversight of the Compensation Committee, we have deployed a strategic and results-driven compensation program to drive enhanced performance and attain the Company’s stated business and financial objectives. We provide competitive total compensation packages commensurate with corporate and strategic objectives.
The Compensation Committee provides the required oversight of our compensation policies and practices, including, but not limited to, those related to incentive compensation, executive retention, severance and retirement programs and any other executive benefit plans or programs. The Compensation Committee makes all final decisions regarding the compensation of our executive officers. The Compensation Committee reports its decisions to the Board.
The duties and responsibilities of the Compensation Committee include, but are not limited to:

a.	Establishing and reviewing the Company’s overall management compensation philosophy and policy.

b.
Reviewing and approving the annual and long-term corporate goals and objectives relevant to the compensation of the Chief Executive Officer (“CEO”), evaluating at least annually the CEO’s performance in light of those goals and objectives and, either as a committee or together with the other independent directors (as directed by the Board), determining and approving the CEO’s compensation level based on this evaluation, as well as any other terms of the CEO’s employment (including but not limited to perquisites, retention programs, severance arrangements and retirement benefits). In determining any long-term incentive component of CEO compensation, the Compensation Committee considers the Company’s performance and relative stockholder return, the value of similar incentive awards to CEOs at comparable companies, and the awards given to the CEO in past years.

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
2011 Executive Compensation Components

As provided in the Summary Compensation Table that follows this discussion, 2011 compensation for our NEOs consisted primarily of the following components:

•	Base salary

•	Equity compensation

•	Annual Bonus compensation

Employment Agreements

We entered into employment agreements with Messrs. Griffin and Hughes, our chief executive officer and chief financial officer (as amended, the “Employment Agreements”). Under the Employment Agreements, each executive is entitled to an annual base salary ($807,500 for Mr. Griffin and $525,000 for Mr. Hughes during 2011), payable in accordance with the Company’s regular payroll practices. The base salary is reviewed at least annually and may be increased in the discretion of the Compensation Committee. To the extent the Compensation Committee determines to so increase the base salary, and provided performance of each of Mr. Griffin and/or Mr. Hughes is satisfactory, it is expected that any such annual salary increases will equal or exceed the rate of increase in the consumer price index. During 2011, the Compensation Committee reviewed Messrs. Griffin's and Hughes’s base salaries and approved a 5% increase in each of their base salaries. The increases became effective on January 1, 2012. In addition, for each calendar year, beginning with the year ended December 31, 2011, each of Messrs. Griffin and Hughes is eligible to receive an annual cash performance bonus, based upon performance of the Company and each of Messrs. Griffin and Hughes during the applicable calendar year (the “Annual Bonus”). The Annual Bonus will be payable following the end of the calendar year at the time the Company generally pays performance bonuses to other senior employees. Fifty percent of each of Messrs. Griffin’s and Hughes’s Annual Bonus will be based on achievement by the Company and/or such NEO during the applicable calendar year of specific performance criteria, which will be established on an annual basis by the Compensation Committee in consultation with each of Messrs. Griffin and Hughes. The remaining 50% of the Annual Bonus will be determined by the Compensation Committee in its sole discretion based upon the Compensation Committee’s evaluation of the overall performance of each of Messrs. Griffin and Hughes and/or the Company during the applicable calendar year. The maximum Annual Bonus each of Messrs. Griffin and Hughes may receive for any year will be 100% of each of their base salaries for such year. However, each of Messrs. Griffin and Hughes was guaranteed a minimum Annual Bonus for 2011 (payable in 2012 at the time the Company generally pays performance bonuses to other senior employees) equal to 35% of each of their base salaries. To be eligible to receive an Annual Bonus, each of Messrs. Griffin and Hughes must remain actively employed through the date such Annual Bonus is paid (except as stated below in the case of termination without Cause or for Good Reason (each as defined in the Employment Agreement attached as Exhibit 10.1 to the Company’s Current Reports on Form 8-K filed on October 1, 2010 with respect to Mr. Griffin and October 19, 2010 with respect to Mr. Hughes)).

In accordance with the terms of the Employment Agreements, at the time each of Messrs. Griffin’s and Hughes’s employment commenced on November 16, 2010 (the “Commencement Date”), each of Messrs. Griffin and Hughes received an initial equity and equity-based award consisting of restricted stock of the Company (the “Performance Restricted Stock Award”) and restricted stock units (the “Service RSU Award”). The Performance Restricted Stock Award and the Service RSU Award for Messrs. Griffin and Hughes together represent approximately 3% of the outstanding common stock of the Company. Each restricted stock unit included in the Service RSU Award represents an unfunded and unsecured promise of the Company to deliver, subject to the terms of the Employment Agreement and the award agreement, on the second anniversary of the Commencement Date, at the Company’s option, either one share of common stock of the Company or cash equal to the then-current fair market value of one share of common stock of the Company. Fifty percent of the Service RSU Award for each of Messrs. Griffin and Hughes vested immediately on the Commencement Date and the remaining 50% vested on November 16, 2011, the first anniversary of the Commencement Date. The Performance Restricted Stock Award will vest in four installments on the March 15th following each of the calendar years 2011, 2012, 2013 and 2014 (each such calendar year, a “Performance Period”) (provided that, except as otherwise described below in the case of termination without Cause or for Good Reason, as a condition of vesting of any particular installment of the Performance Restricted Stock Award, each of Messrs. Griffin and Hughes must remain continuously employed by the Company from the Commencement Date through the end of the relevant Performance Period and the performance objectives for the Performance Period at the minimum 50% target level must have been achieved). Any unvested portion of the Performance Restricted Stock Award will become fully vested upon a change in control of the Company or as otherwise determined by the Board. Both Messrs. Griffin and Hughes will be considered for additional equity or equity-based awards in the future by the Board or the Compensation Committee, in their sole discretion.

During the term of their employment, the Company will pay the reasonable premiums for a term life insurance policy on each of Messrs. Griffin and Hughes, with each of Messrs. Griffin and Hughes having the right to name the beneficiary(ies) of such policies. Such term life insurance policies will be for an amount that is at least two times each of Messrs. Griffin’s and Hughes’s initial base salary. Each of Messrs. Griffin and Hughes will be eligible to participate in all employee benefit plans and programs of the Company, including health and retirement plans, that may be in effect from time to time for senior executives generally.

The Employment Agreements provided for certain relocation benefits to Messrs. Griffin and Hughes in connection with their move to Atlantic City.

The Employment Agreements do not provide for a fixed term of employment and accordingly each of Messrs. Griffin’s and Hughes’s employment may be terminated by the Company or by each of Messrs. Griffin and Hughes at any time, subject to 30 days prior notice (except in the case of termination for Cause (as defined in the Employment Agreement)). The Employment Agreements provide for certain severance benefits in the event of a termination of the executives’ employment by the Company other than for Cause (other than in the case of their death or disability), or by the executive for Good Reason (each as defined in the Employment Agreement). In the event of such termination, and subject to a release of claims against the Company by each of Messrs. Griffin and Hughes, each of Messrs. Griffin and Hughes will be entitled to receive (i) any earned, but unpaid, base salary and unpaid expense reimbursement through the date of termination and payment for any accrued unused vacation or other paid time off (subject to the Company’s policy regarding payment for accrued vacation); (ii) a lump sum cash payment of any Annual Bonus determined or earned (and not determined), but unpaid, for any calendar year ended prior to the date of termination, payable at the time the Company generally pays performance bonuses to senior executives of the Company; (iii) unless a Change in Control (as defined in the Employment Agreement) has occurred, continuation of base salary payments for a 12-month period (the “Severance Period”), without mitigation for subsequent employment with another employer (provided such employment is not in violation of the non-competition provisions or other restrictive covenants in the Employment Agreement), in accordance with the Company’s payroll practices, beginning 60 days following each of the executives’ date of termination; (iv) for a 12 month period following the executive’s date of termination, at the election of the Company, either (x) reimbursement for premiums paid by the executive for COBRA medical benefit continuation coverage for the executive (and, if applicable, his spouse and eligible dependents) under the Company’s health insurance plan, net of the portion of such premiums that the Company’s senior executives are paying, or (y) health insurance benefits for the executive (and, if applicable, his spouse and eligible dependents) under an individual health insurance policy to be purchased by the executive with benefits comparable to the health benefits provided to the Company’s senior executives generally and with Company reimbursement of premiums so that the executive’s net cost for premiums, if any, is not more than the cost of premiums that the Company’s senior executives are paying, provided that the executive continues to pay that portion of the insurance premiums that are his responsibility; (v) any other equity or equity-based awards that are not vested as of the date of termination but would become vested within six months from the date of termination will continue to vest during such six-month period (and all other equity awards that are not vested on the date of termination will automatically terminate and be forfeited); and (vi) if notice of such termination by the Company without Cause or by each of Messrs. Griffin and Hughes for Good Reason is given after June 30 of any calendar year, provided that the Performance Objectives (as defined in the Employment Agreements) for the year of termination are achieved, a pro rata portion of the 50% component of the Annual Bonus for the year of termination that is based on achievement of such Performance Objectives, payable at the time the Company generally pays performance bonuses to senior executives of the Company for such calendar year.

In the event of a termination of each of Messrs. Griffin’s and Hughes’s employment by the Company other than for Cause (other than in the case of his death or disability), or by each of Messrs. Griffin and Hughes for Good Reason, which occurs within 12 months following the occurrence of a Change in Control (as defined in the Employment Agreements), subject to a release of claims against the Company by each of Messrs. Griffin and Hughes, each of Messrs. Griffin and Hughes will receive the same benefits and amounts described in the preceding paragraph, except that, in lieu of the base salary continuation payments described in clause (iii) of the preceding paragraph, each of Messrs. Griffin and Hughes will be entitled to a lump sum cash severance payment in an amount equal to two times their annual base salary, payable 60 days following their date of termination.

Upon a Change in Control that occurs while each of Messrs. Griffin and Hughes are employed by the Company, each of Messrs. Griffin and Hughes shall be entitled (in addition to any amounts that may be payable to each of Messrs. Griffin and Hughes in the event of a termination of either of Messrs. Griffin and Hughes by the Company without Cause, or if each of Messrs. Griffin and Hughes resigns with Good Reason, upon a Change in Control) to receive from the Company a lump sum payment on the business day on which such Change in Control occurs equal to three times each of Messrs. Griffin and Hughes annual base salary (as in effect immediately prior to the Change in Control).

During the term of their employment and for a period of 12 months following the date of termination, each of Messrs. Griffin and Hughes will be subject to restrictions on competition with the Company. In addition, during the term of their employment and for a period of 12 months following the date of termination, each of Messrs. Griffin and Hughes will be subject to restrictions on the solicitation of the Company’s clients, customers or vendors for and on behalf of a competitive business, and of the Company’s employees. For all periods during and after the termination of their employment, each of Messrs. Griffin and Hughes will be subject to nondisclosure and confidentiality restrictions relating to the Company’s confidential information and trade secrets.

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

Retirement Savings Plan

The Company does not have a pension or deferred compensation program. Rather, through our Retirement Savings Plan, which is a tax qualified 401(k) retirement savings plan (the “401(k) Plan”), we allow the opportunity for executives to provide for their own retirement. All full time employees not represented by a collective bargaining agreement are eligible to participate in the 401(k) Plan. All eligible employees, are permitted to contribute up to 100% of their annual salary or the limit prescribed by the Internal Revenue Service (“IRS”) on a before tax basis. The Company did not make 401(k) matching contributions during 2011 due to the current economic and competitive business environment. Generally, previous Company matching contributions vest for all eligible employees according to this schedule:

0 – 2 years	—%
2 – 3 years	25%
3 – 4 years	50%
4 – 5 years	75%
5+ years	100%

Summary Compensation Table

The following table sets forth information regarding the compensation paid to or accrued by all individuals who served as our Chief Executive Officer and Chief Financial Officer during 2011 and our other most highly compensated executive officers (the “NEOs”) in fiscal years 2011 and 2010. Compensation earned during one year and paid in a subsequent year is recorded under the year earned. Both of Messrs. Griffin and Hughes joined the Company on November 16, 2010. Mr. Sachais and Mr. Rivin left the Company on March 18, 2011 and January 28, 2011, respectively.

Name	Year	Salary	Stock Awards (1)	Non-Equity Incentive Plan Compen- sation (2)	All Other Compen- sation (3)	Total
Robert F. Griffin	2011	$807,500	$—	$605,626	$126,748	$1,539,874
Chief Executive Officer and Board Member	2010	$93,173	$150,000	$—	$116,663	$359,836
David R. Hughes	2011	$525,000	$—	$393,750	$110,268	$1,029,018
Corporate Executive Vice President, Chief Financial Officer and Treasurer	2010	$60,577	$107,146	$—	$159	$167,882
Kathleen M. McSweeney	2011	$300,000	$—	$25,000	$17,812	$342,812
Senior Vice President of Marketing Operations
Gary K. Ng	2011	$305,288	$—	$—	$13,393	$318,681
Executive Director Far East Marketing
Michael P. Mellon	2011	$242,307	$—	$25,000	$25,338	$292,645
Vice President of Hotel Operations
Mark Sachais (4)	2011	$144,783	$—	$—	$922,505	$1,067,288
Former General Manager, Trump Marina	2010	$409,697	$—	$—	$16,451	$426,148
Alan Rivin (5)	2011	$52,835	$—	$—	$307,003	$359,838
Former Vice President Hotel Operations, Trump Taj Mahal	2010	$292,278	$—	$—	$21,583	$313,861

(1)
2010 amounts represent the estimated grant date fair value of restricted stock and restricted stock units granted to Mr. Griffin and Mr. Hughes upon commencement of their employment. The restriction on the restricted stock expires in four equal increments on March 15, 2012, 2013, 2014 and 2015. Fifty percent of the restricted stock units vested immediately on November 16, 2010 and the remaining fifty percent vested on November 16, 2011.

(2)	Amounts represent incentive bonuses earned during the year.

(3)	The table below shows the components of the amounts included in All Other Compensation for each NEO during 2011:

Name	Severance and Benefits Continuation	Medical Expense Reimbursement Plan	Disability and Life Insurance	Relocation	Automobile Reimbursement Expenses	Total
Robert F. Griffin	$—	$14,500	$29,922	$78,152	$4,174	$126,748
David R. Hughes	—	13,393	9,797	83,880	3,198	110,268
Kathleen M. McSweeney	—	13,393	4,419	—	—	17,812
Gary K. Ng	—	13,393	—	—	—	13,393
Michael P. Mellon	—	13,393	11,945	—	—	25,338
Mark Sachais	920,462	—	2,043	—	—	922,505
Alan Rivin	305,671	—	1,332	—	—	307,003

In addition, as an owner and operator of full-service hotels and casinos, we are able to provide certain perquisites to our NEOs, such as food and lodging, at little or no additional cost to the Company.

(4) During March 2011, the employment agreement with Mr. Sachais was terminated in connection with the pending sale of Trump Marina. Mr. Sachais was entitled to severance in an amount equal to two times his base salary pursuant to the terms of his employment agreement in accordance with the provisions thereof that apply following a Change of Control, plus earned and unpaid vacation. Mr. Sachais served as General Manager of Trump Marina through March 18, 2011.

(5) Mr. Rivin served as Vice President of Hotel Operations of Trump Taj Mahal through January 28, 2011.

Section 162(m) of the Internal Revenue Code (the “Code”) limits the amount of compensation paid to each NEO that may be deducted by the Company to $1,000,000 in any year. There is an exception to the $1,000,000 limitation for performance-based compensation that meets certain requirements. Based on the regulations issued by the IRS, we have taken the necessary actions to ensure the deductibility of payments under our annual cash bonuses, equity-based compensation awards and long-term incentive compensation awards.

Outstanding Equity Awards At Year End (1)

The following table shows outstanding equity awards to the NEOs of our Company at December 31, 2011.

Name	Stock Awards
	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Robert F. Griffin	125,000	$100,000
Chief Executive Officer

David R. Hughes	89,288	$71,430
Chief Financial Officer
_______________________________________________________

(1)
Grants of restricted stock awarded to Messrs. Griffin and Hughes on November 16, 2010 are pursuant to the terms of awards approved by the Compensation Committee. The restriction on the restricted stock expires in four equal increments on March 15, 2012, 2013, 2014 and 2015. Such restrictions will expire immediately upon a change of control of the Company.

As of December 31, 2011, Messrs. Griffin and Hughes are our only NEOs who held equity awards.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

We have employment and severance agreements with Messrs. Griffin and Hughes that require us to make payments and provide various benefits to the executives in the event of a NEO’s termination, including following a change of control. For the summary of the termination and change of control provisions of the Employment Agreements of Messrs. Griffin and Hughes, see “Employment Agreements” above.

The estimated value of the payments and benefits due to the NEOs pursuant to their agreements under various termination events are detailed below. Certain capitalized terms used below in this section are as defined in the respective employment and severance agreements.

Robert F. Griffin. The following is a summary of the payments that would have been due to Mr. Griffin upon termination, including following a Change of Control, assuming such termination was effective December 31, 2011:

As of December 31, 2011	Death or Disability	Voluntary Termination and Retirement	For Cause/Without Good Reason By NEO	Not for Cause by Company/Good Reason By NEO	Termination Following a Change of Control
Robert F. Griffin
Chief Executive Officer
Cash Severance—Base Salary	$—	$—	$—	$807,500	$1,615,000
Annual Bonus	—	—	—	605,626	605,626
Restricted Stock Awards (a)	—	—	—	75,000	150,000
Accrued Vacation Pay (b)	81,526	81,526	81,526	81,526	81,526
Benefits Continuation	20,800	20,800	—	20,800	20,800
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

(b)	Amounts represent earned and unpaid vacation at December 31, 2011.

Other NEOs. The following is a summary of the payments that would have been due to Mr. Hughes, Ms. McSweeney, Mr. Ng and Mr. Mellon upon termination, assuming such termination was effective December 31, 2011:

As of December 31, 2011	Death or Disability	Voluntary Termination and Retirement	For Cause/Without Good Reason By NEO	Not for Cause by Company/Good Reason By NEO	Termination Following a Change of Control
David R. Hughes
Chief Financial Officer
Cash Severance—Base Salary	$—	$—	$—	$525,000	$1,050,000
Annual Bonus	—	—	—	393,750	393,750
Restricted Stock Units (a)	—	—	—	53,573	107,145
Accrued Vacation Pay (b)	53,005	53,005	53,005	53,005	53,005
Benefits Continuation	27,715	27,715	—	27,715	27,715
Kathleen M. McSweeney
Senior Vice President Marketing Operations
Cash Severance—Base Salary	—	—	—	300,000	—
Accrued Vacation Pay (b)	28,846	28,846	28,846	28,846	28,846
Michael P. Mellon
Vice President Hotel Operations
Accrued Vacation Pay (b)	20,731	20,731	20,731	20,731	20,731
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

(b)	Amounts represent earned and unpaid vacation at December 31, 2011.

The amounts listed in the table above are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company.

Compensation of Directors

Members of our Board who are also employees or consultants of our Company and its affiliates receive no directors’ fees. Our current non-employee directors, all of whom joined our Board on July 16, 2010, receive a quarterly retainer of $25,000 and reasonable and accountable out-of-pocket expenses incurred in connection with attending Board and committee meetings. In addition, the Chairman of each of the Audit Committee, the Corporate Governance Committee and the Compensation Committee receives an additional $5,000 per quarter.

2011 Director Compensation

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Total
Robert F. Griffin (3)	$—	$—	$—
Eugene Davis (4)	120,000	4,000	124,000
Jeffrey Gilbert (5)	120,000	4,000	124,000
Marc Lasry	100,000	—	100,000
David Licht	100,000	—	100,000
Stephen McCall (6)	120,000	4,000	124,000
Robert Symington	100,000	—	100,000
____________________________________________________

(1)
Fees earned or paid in cash represent the quarterly retainer of $25,000 to directors plus committee chairmen fees paid to independent directors, both of which are paid in advance. Fees paid to Messrs. Lasry, Licht and Symington are paid to Avenue Capital on their behalf.

(2)
On November 3, 2011, the effective date of the 2011 Equity Incentive Plan, each non-employee director of the Company (other than those non-employee directors who are officers or employees of Avenue Capital) received an automatic grant of 5,000 restricted stock units. The restricted stock unit awards granted were fully vested on the grant date, but the shares underlying these awards will not be delivered until the recipient no longer serves on the Board.

(3)	Mr. Griffin has served as a member of the Board and as Chief Executive Officer and President from and after November 16, 2010.

(4)	Mr. Davis serves on and is the Chairman of the Audit Committee. Mr. Davis also serves on the Compensation Committee and the Corporate Governance Committee.

(5)	Mr. Gilbert serves on and is the Chairman of the Corporate Governance Committee. Mr. Gilbert also serves on the Audit Committee and the Compensation Committee.

(6)	Mr. McCall serves on and is the Chairman of the Compensation Committee. Mr. McCall also serves on the Audit Committee and the Corporate Governance Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of the New Common Stock as of the close of business on March 1, 2012 by (i) each currently employed executive officer named in the Summary Compensation Table under “Executive Compensation,” (ii) each director, (iii)  each person deemed to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and (iv) all of our currently employed executive officers and directors as a group. In the case of persons other than our executive officers and directors, such information is based solely upon a review of the latest Schedules 13D or 13G, as may be amended, or Section 16 reports which have been filed by such persons with the SEC, and in certain other cases, the records of our transfer agent. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares listed as owned by such person. Unless otherwise noted, the address for each reporting person below is c/o Trump Entertainment Resorts, Inc., 1000 Boardwalk at Virginia Avenue, Atlantic City, New Jersey 08401.

Name of Beneficial Owner	Common Stock			Preferred Stock
	Number of Shares		Percent of Class (1)	Number of Shares	Percent of Class
Robert F. Griffin (Chief Executive Officer and Director)	31,250	(2)	*	—	—
David R. Hughes (Chief Financial Officer)	22,322	(2)	*	—	—
Kathleen M. McSweeney (Senior Vice President of Marketing Operations)	—		—	—	—
Gary K. Ng (Executive Director Far East Marketing)	—		—	—	—
Michael P. Mellon (Vice President Hotel Operations)	—		—	—	—
Eugene Davis (Director)	5,000	(3)	*	—	—
Jeffrey Gilbert (Director)	5,000	(3)	*	—	—
Marc Lasry (4) (Director)	2,329,633		—	—	—
David Licht (12) (Director)	—		—	—	—
Stephen McCall (Director)	5,000	(3)	*	—	—
Robert Symington (13) (Director)	—		—	—	—
Avenue NJ Entertainment, LLC	2,329,633	(4)	21.7%	—	—
Contrarian Capital Management, L.L.C.	1,449,783	(5)	13.5%	—	—
Donald J. Trump	1,071,428	(6)	9.5%	—	—
GoldenTree Asset Management, LP	800,475	(7)	7.5%	—	—
Interstate 15 Holdings, L.P.	1,019,851	(8)	9.5%	—	—
Kings Road Holdings XIV Ltd.	2,525,432	(9)	23.6%	—	—
Manulife Asset Management (U.S.) LLC	584,817	(10)	5.5%	—	—
Northeast Investors Trust	910,628	(11)	8.5%	—	—
All Executive Officers and Directors as a Group (11 persons)	2,398,205	(14)	22.2%	—	—
____________________________________________________
* Represent less than 1%.

(1)
Based on 10,714,286 shares of Common Stock, issued and outstanding as of the close of business on March 1, 2012. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person. Shares shown in the table include shares held in the beneficial owner’s name or jointly with others, or in the name of a bank, nominee or trustee for the beneficial owner’s account.

(2)
Represents restricted stock awards which vest within 60 days. Does not include shares issuable more than 60 days after the date of this report pursuant to 62,500 vested restricted stock units held by Mr. Griffin and 44,644 vested restricted stock units held by Mr. Hughes. Each such vested restricted stock unit represents an unfunded and unsecured promise of the Company to deliver on November 16, 2012, subject to the terms of the respective award agreement, at the Company’s option, either one share of common stock or cash equal to the then-current fair market value of one share of common stock of the Company.

(3)
Represents 5,000 restricted stock units awarded to Messrs. Davis, Gilbert and McCall under the 2011 Equity Incentive Plan. The restricted stock unit awards granted were fully vested on the grant date. The shares underlying these awards will not be delivered until the recipient no longer serves on the Board.

(4)
Based in part upon a Schedule 13D filed with the SEC on July 27, 2010, Avenue NJ Entertainment, LLC (“Avenue NJ”), address of principal executive office 399 Park Avenue, 6th Floor, New York, NY 10022, has two classes of membership interests, Class A Voting Interests (the “Class A Interests”) and Class B Non-Voting Interests (the “Class B Interests”). The Class A Interests are held by Avenue NJ Entertainment Holdings, LLC (“Avenue NJ Holdings”). The Class B Interests are held by Avenue Investments, L.P., Avenue International Master, L.P., Avenue CDP Global Opportunities Fund, L.P., Avenue Special Situations Fund IV, L.P. and Avenue Special Situations Fund V, L.P. (collectively, the “Avenue Funds”). Avenue Capital serves as the investment advisor to the Avenue Funds. Mr. Lasry, one of our directors, serves as a principal control person (directly or indirectly) of Avenue Capital. Avenue NJ Holdings has one class of membership interests, all of which are held by Mr. Lasry and Sonia Gardner, another executive of Avenue Capital.

(5)
Based upon a Schedule 13G/A filed with the SEC on July 26, 2010, Contrarian Capital Management, L.L.C., address of principal executive office listed as 411 West Putnam Avenue, Suite 425, Greenwich, CT 06830, beneficially owns 1,449,783 shares, or 13.53%, of our common stock, with sole power to vote or to direct the vote of 473,958 shares, solely in its capacity as investment adviser to certain funds, including Contrarian Capital Fund I, L.P. which owns 975,825 shares, or 9.11%, of our common stock, with sole power to vote or to direct the vote of zero shares.

(6)
Based upon a Schedule 13D/A filed with the SEC on July 22, 2010 by Mr. Trump. Address of principal executive office listed as 725 Fifth Avenue, New York, NY 10022. The number of shares beneficially owned consists of (i) 535,714 shares of our common stock held directly by Mr. Trump and (ii) 535,714 shares of our common stock issuable upon exercise of the warrant issued to Mr. Trump.

(7)	Based in part upon a Schedule 13G/A filed with the SEC on February 14, 2012. Address of principal executive office listed as 300 Park Avenue, 21st Floor, New York, NY 10022.

(8)
Based upon a Schedule 13G filed with the SEC on February 14, 2011. Address of principal executive office listed as c/o Oaktree Capital Group Holdings GP, LLC, 333 South Grand Avenue, 28th Floor, Los Angeles, California 90071.

(9)
Based upon a Schedule 13D filed with the SEC on June 24, 2011, 2,525,432 shares of our common stock are directly held by Kings Road Holdings XIV Ltd. (“KRH”). Address of principal executive office listed as c/o Polygon Global Partners LLP, 4 Sloane Terrace, London SW1X 9DQ, United Kingdom. Polygon Management L.P. (the “Investment Manager”), Polygon Global Partners LLP (f/k/a Polygon Equities Partners LLP) (the “UK Investment Manager”), Polygon Global Partners LP (the “US Investment Manager”), Polygon Recovery Fund GP (the “General Partner”), Polygon Management Ltd. (“Polygon Management”) and Polygon Recovery Fund LP have voting and dispository control over securities owned by KRH. Messrs. Reade E. Griffith and Patrick G. G. Dear control the Investment Manager, the UK Investment Manager, the US Investment Manager, the General Partner and Polygon Management.

(10)	Based in part upon a Schedule 13G/A filed with the SEC on February 13, 2012. Address of principal executive office listed as 101 Huntington Avenue, 7th Floor, Boston, MA 02199.

(11)	Based upon a Schedule 13G filed with the SEC on February 14, 2011. Address of principal executive office listed as 100 High Street, Suite 100, Boston, MA 02110.

(12)	Mr. Licht is a Senior Vice President of the Avenue Capital U.S. Funds.

(13)	Mr. Symington is a Senior Portfolio Manager with Avenue and Avenue Capital.

(14)
Represents the shares of common stock held by Avenue NJ as described in (3) above. Does not include shares issuable more than 60 days after the date of this proxy statement pursuant to the vested restricted stock units held by Messrs. Griffin and Hughes as described in (2) above.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Company and its subsidiaries have adopted policies and procedures to ensure that related party transactions are reviewed for potential conflicts of interest and that related party transactions are disclosed in SEC reports as and when required by applicable securities laws and regulations. The term “related party transaction” is generally defined as any transaction (or series of related transactions) in which the Company (or any of our subsidiaries) is a participant and the amount involved exceeds the lesser of (i) $120,000 or (ii) 1% of the Company’s average total assets at year end for the last two completed fiscal years, and in which any director, director nominee, or executive officer of the Company, any holder of more than 5% of the outstanding voting securities of the Company, or any immediate family member of the foregoing persons will have a direct or indirect interest. The term includes most financial transactions and arrangements, such as loans, guarantees and sales of property, and remuneration for services rendered (as an employee, consultant or otherwise) to the Company. Every related party transaction is reviewed by the Company’s Chief Financial Officer and is disclosed to and reviewed by the Board and is documented in the Company’s minutes. In addition to the Board’s general duties of care and loyalty, the General Corporation

Law of the State of Delaware requires the Board to review and approve loans that the Company makes to employees and officers to ensure that such loans will benefit the Company. Related party transactions consummated since the beginning of our 2010 fiscal year are discussed below.

Agreements with Donald Trump and Ivanka Trump

Services Agreement. On July 16, 2010, we entered into an amended and restated services agreement (the “Services Agreement”) with the Trump Parties, which amends, restates and supersedes the previous services agreement we had entered into with Mr. Trump during 2005. The Services Agreement will remain in effect until either the Trademark License Agreement (as defined below) is terminated or upon termination pursuant to the terms of the Services Agreement. No payments were made to the Trump Parties during 2011 or 2010 under the Services Agreement nor were any payments made to Mr. Trump under the previous services agreement during 2010.

Trademark License Agreement. On July 16, 2010, we entered into the Trademark License Agreement with the Trump Parties, which amends, restates and supersedes the previous trademark license agreement we had entered into with Mr. Trump during 2005. Pursuant to the Trademark License Agreement, the Trump Parties granted us a royalty-free license to use certain trademarks, service marks, names, domain names and related intellectual property associated with the name “Trump” and the Trump Parties in connection with our casino and gaming activities relating to our three then-existing casino properties in Atlantic City, New Jersey, subject to certain terms and conditions. The Trademark License Agreement will remain in effect until terminated pursuant to the terms of the Trademark License Agreement. No payments were made to the Trump Parties during 2011 or 2010 under the Trademark License Agreement nor were any payments made to Mr. Trump under the previous trademark license agreement during 2010.

Use of Trump’s Facilities and Other Transactions. In the normal course of business, we engage in various transactions with other entities owned by the Trump Parties. We engaged in the following transactions: $47,000 for leasing certain office space in Trump Tower in Manhattan during 2010; $3,000 for the periodic use of Mr. Trump’s airplane and golf-courses to entertain high-end customers during 2010; and $390,000 and $33,000 in helicopter lease payments during 2011 and 2010, respectively. Additionally, in the ordinary course of business during 2011 and 2010, we purchased from third party vendors $236,000 and $405,000, respectively, of Trump labeled merchandise, including $197,000 and $271,000, respectively, for Trump Ice bottled water served to our customers. While we do not directly pay royalties on such merchandise to Mr. Trump, he may be entitled to royalties from these third party vendors.

On-Line Gaming Joint Venture

In the event that on-line gaming were to become legalized in the United States or the State of New Jersey, the Company intends to seek to pursue opportunities in on-line gaming as part of a joint venture with the Trump Parties and Avenue Capital Management, II, LP (“Avenue Capital”), and possibly one or more other qualified parties. The members of our Board of Directors not affiliated with Avenue Capital have determined that such a joint venture represented the most advantageous way for the Company to participate in opportunities in on-line gaming at minimal cost to the Company. As legislation relating to on-line gaming has not been adopted by Congress or the New Jersey legislature, no such joint venture has been established to date. However, the Company, the Trump Parties and Avenue Capital have executed a term sheet which calls for the future formation of such a joint venture, in which the Company is expected to hold approximately a 10% equity interest (before dilution), subject to applicable law, and restricts the parties from pursuing on-line gaming opportunities outside this joint venture through May 2012. The Company has not entered into a definitive agreement with respect to internet gaming with Avenue Capital or the Trump Parties. The Company has not received any draft of such an agreement and the Company understands that no negotiations with respect to such a definitive agreement has taken place between the other parties to the joint venture. The Company has and continues to explore its options available related to internet gaming in order to obtain the most favorable terms for the Company, its stockholders and investors. If a joint venture is formed pursuant to the term sheet, the Company is expected to hold approximately a 10% equity interest (before dilution), subject to applicable law.

Other Relationships

Mrs. Loretta I. Pickus was employed by TER Holdings as a Vice President of Legal Affairs pursuant to an employment agreement, dated as of January 1, 2007. Mrs. Pickus is the wife of Robert M. Pickus, our former Chief Administrative Officer and General Counsel. Until her termination during September 2010, Mrs. Pickus was paid an annual base salary of $191,000 and received insurance coverage and certain other employee benefits that are also provided to similarly situated executives of the TER Holdings. In connection with her termination, the Company entered into an agreement with Mrs. Pickus which commenced on October 1, 2010 whereby Mrs. Pickus provided various consulting services to the Company. The Company paid $51,953 and $14,453 to Mrs. Pickus during 2011 and 2010, respectively, under the terms of the consulting agreement.

From time to time, certain relatives of our officers may hold part-time or seasonal positions at one or more of our properties.
 Director Independence

Pursuant to our Corporate Governance Guidelines, our Board is required to affirmatively determine that a majority of our directors have no relationship that would interfere with his exercise of independent judgment in carrying out his responsibilities. A copy of our Corporate Governance Guidelines is available free of charge on our website, www.trumpcasinos.com. The Board has determined that a majority of our directors qualify as “independent” under this standard. Moreover, the Board has determined, after considering all relevant facts and circumstances, that three of its members, Messrs. Davis, Gilbert and McCall, are “independent” as defined by the rules and regulations promulgated by the SEC and the national securities exchanges.

Item 14.	Principal Accountant Fees and Services

The following table shows the fees paid or accrued by us for audit and other services provided by Ernst & Young LLP during 2011 and 2010:

	Year Ended December 31,
	2011	2010
Audit Fees (1)	$625,000	$1,071,000
Audit-Related Fees (2)	25,000	26,000
Tax Fees (3)	503,000	658,000
All Other Fees	—	—
	$1,153,000	$1,755,000
__________________________________________

(1)
Consists of professional services rendered in connection with the audit of our financial statements and quarterly reviews for the most recent fiscal year and the issuance of consents for filings with the SEC.

(2)	Includes services rendered in connection with the audit of our employee benefit plan.

(3)	Includes $197,000 and $301,000 of tax consulting services for the years ended December 31, 2011 and 2010, respectively.
Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by Independent Auditors

The Audit Committee pre-approves all audit and non-prohibited, non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors. Under the policy, pre-approval is generally provided for up to one (1) year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. For each proposed service, the Audit Committee has received detailed information sufficient to enable the Audit Committee to pre-approve and evaluate such service and has pre-approved all such services. The Audit Committee may delegate pre-approval authority to one or more of its members. Any pre-approval decisions made under delegated authority must be communicated to the Audit Committee at or before the next scheduled meeting. There were no waivers by the Audit Committee of the pre-approval requirement for permissible non-audit services in 2011.

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

10.1
Form of Indemnity Agreement by and among Trump Entertainment Resorts, Inc., Trump Plaza Associates, LLC, Trump Taj Mahal Associates, LLC, Trump Marina Associates, LLC and each of the directors of Trump Entertainment Resorts, Inc.
Filed as Exhibit 10.1 to our Annual Report on Form 10-K filed on March 31, 2011

10.2	*Employment Agreement, dated as of September 27, 2010, of Robert F. Griffin	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 1, 2010

10.3	*Amendment Number One to Employment Agreement, dated as of March 30, 2011, of Robert F. Griffin	Filed as Exhibit 10.12 to our Annual Report on Form 10-K filed on March 31, 2011

10.4	*Employment Agreement, dated as of October 14, 2010, of David R. Hughes	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 19, 2010

10.5	*Amendment Number One to Employment Agreement, dated as of March 30, 2011, of David R. Hughes	Filed as Exhibit 10.14 to our Annual Report on Form 10-K filed on March 31, 2011

10.6
Amended and Restated Credit Agreement, dated as of July 16, 2010, by and among Trump Entertainment Resorts Holdings, L.P., Trump Entertainment Resorts, Inc., certain subsidiaries and affiliates from time to time party thereto, as guarantors, Beal Bank, SSB, as collateral agent and administrative agent, and the initial lenders named therein
Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2010

10.7	First Amendment, dated as of July 23, 2010, to Amended and Restated Credit Agreement, dated as of July 16, 2010	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 29, 2010

INDEX TO EXHIBITS
Exhibit No.	Description of Exhibit	Incorporated by Reference
10.8	Second Amendment, dated as of August 16, 2010, to Amended and Restated Credit Agreement dated as of July 16, 2010	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 19, 2010

10.9	Third Amendment, dated as of October 6, 2010, to Amended and Restated Credit Agreement, dated as of July 16, 2010	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 13, 2010

10.10	Registration Rights Agreement, dated as of July 16, 2010, by and among Trump Entertainment Resorts, Inc. and the backstop parties party thereto	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on July 20, 2010

10.11	Amendment to Registration Rights Agreement, dated as of March 30, 2011, by and among Trump Entertainment Resorts, Inc. and the backstop parties party thereto.	Filed as Exhibit 10.20 to our Annual Report on Form 10-K filed on March 31, 2011

10.12	Amended and Restated Services Agreement, dated as of July 16, 2010, by and among Donald J. Trump, Ivanka Trump, Trump Entertainment Resorts, Inc. and Trump Entertainment Resorts Holdings, L.P.	Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on July 20, 2010

10.13
Second Amended and Restated Trademark License Agreement, dated as of July 16, 2010, by and among Donald J. Trump, Ivanka Trump, Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P., Trump Taj Mahal Associates, LLC, Trump Plaza Associates, LLC, and Trump Marina Associates, LLC
Filed as Exhibit 10.4 to our Current Report on Form 8-K filed on July 20, 2010

10.14	Warrant, dated as of July 16, 2010, issued to Donald J. Trump	Filed as Exhibit 10.5 to our Current Report on Form 8-K filed on July 20, 2010

10.15
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

10.16
Asset Purchase Agreement, dated as of February 11, 2011, by and among Trump Marina Associates, LLC, Landry's A/C Gaming, Inc., and, with respect to certain sections thereof, Landry's Restaurants, Inc. and Trump Entertainment Resorts, Inc.
Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 17, 2011

10.17	Omnibus Amendment to Asset Purchase Agreement, dated as of May 24, 2011	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 8, 2011
21
Stipulation and Consent Order Resolving Reorganized Debtors' Forty-Third Omnibus Motion to Disallow and Expunge Claim No. 1181 of the State of New Jersey, Department of the Treasury, Division of Taxation, and Expunging Any and All Other Claims Held by the State of New Jersey, Department of the Treasury, Division of Taxation.
Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 20, 2011

21.1	† List of Subsidiaries of Trump Entertainment Resorts, Inc.	—

INDEX TO EXHIBITS
Exhibit No.	Description of Exhibit	Incorporated by Reference

24	†Powers of Attorney of directors	—

31.1	†Certification by the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	—

31.2	†Certification by the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	—

32.1	†Certification of the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—

32.2	†Certification of the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—

99.1	†Description of Certain Governmental and Gaming Regulations	—

101.INS^	XBRL.Instance	—

101.SCH^	XBRL Taxonomy Extension Schema	—

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase	—

101.DEF^	XBRL Taxonomy Extension Definition Linkbase	—

101.LAB^	XBRL Taxonomy Extension Label Linkbase	—

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase	—
 _______________________________________________________

*	Management contract or compensatory plan or arrangement.

†	Filed herewith

^	XBRL information will be considered to be furnished, not filed, for the first two years of a company's submission of XBRL information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUMP ENTERTAINMENT RESORTS, INC.

By:	/s/ ROBERT F. GRIFFIN
Name:	Robert F. Griffin
Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ ROBERT F. GRIFFIN	Director and Chief Executive Officer (Principal Executive Officer)	March 2, 2012
Robert F. Griffin

/s/ DAVID R. HUGHES	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	March 2, 2012
David R. Hughes

*	Director	March 2, 2012
Eugene Davis

*	Director	March 2, 2012
Jeffrey Gilbert

*	Director	March 2, 2012
Marc Lasry

*	Director	March 2, 2012
David Licht

*	Director	March 2, 2012
Stephen McCall

*	Director	March 2, 2012
Robert Symington

 _______________________________________

*
David R. Hughes, by signing his name hereto, does sign this document on behalf of the above-named individuals, pursuant to the powers of attorney duly executed by such individuals, which have been filed as an exhibit to this Report.

/s/ DAVID R. HUGHES
David R. Hughes Attorney-in-Fact