Form 10-Q
period 2012-03-31
TRUMP ENTERTAINMENT RESORTS, INC.
filed 2012-05-14
CIK 943320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2012

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of May 14, 2012, there were 10,767,858 shares of common stock of Trump Entertainment Resorts, Inc. outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRUMP ENTERTAINMENT RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$61,749	$63,895
Accounts receivable, net	15,845	15,104
Accounts receivable, other	2,938	3,138
Property taxes receivable	6,217	4,979
Inventories	1,729	1,978
Deferred income taxes	556	556
Prepaid expenses and other current assets	3,637	4,886
Assets held for sale	1,941	—
Total current assets	94,612	94,536

Net property and equipment	396,331	402,980

Other assets
Restricted cash	7,126	11,347
Intangible assets	8,700	8,700
Property taxes receivable	—	4,737
Casino Reinvestment Development Authority investments, net	40,918	40,178
Other assets	17,211	16,332
Total other assets	73,955	81,294
Total assets	$564,898	$578,810

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$3,838	$3,967
Accounts payable	27,004	27,205
Accrued payroll and related expenses	13,312	14,302
Income taxes payable	1,500	1,500
Self-insurance reserves	14,604	14,039
Other current liabilities	19,268	19,399
Total current liabilities	79,526	80,412

Long-term debt, net of current maturities	296,671	299,676
Deferred income taxes	556	556
Other long-term liabilities	5,138	5,401

Stockholders' equity:
Preferred stock:
$.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock:
$.001 par value; 20,000,000 shares authorized, 10,767,858 and 10,714,286 shares issued and outstanding, respectively	11	11
Additional paid-in capital	225,186	225,169
Accumulated deficit	(42,190)	(32,415)
Total stockholders' equity	183,007	192,765
Total liabilities and stockholders' equity	$564,898	$578,810
See accompanying notes to consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except share and per share data)

	Three Months
	Ended
	March 31,
	2012	2011
Revenues:
Gaming	$105,541	$116,796
Rooms	16,446	15,429
Food and beverage	14,293	14,439
Other	4,394	6,551
	140,674	153,215
Less promotional allowances	(39,469)	(39,490)
Net revenues	101,205	113,725

Costs and expenses:
Gaming	47,710	55,736
Rooms	3,493	3,577
Food and beverage	6,604	7,722
General and administrative	39,792	41,842
Income related to utility agreements	(3,532)	—
Corporate and other	1,914	2,545
Corporate—related party	98	98
Depreciation and amortization	5,150	8,239
Asset impairment charge	1,100	—
	102,329	119,759
Loss from operations	(1,124)	(6,034)

Non-operating income (expense):
Interest income	218	471
Interest expense	(9,207)	(11,297)
Income related to deed amendment	—	5,465
	(8,989)	(5,361)
Loss before income taxes and discontinued operations	(10,113)	(11,395)
Income taxes	—	—
Loss from continuing operations	(10,113)	(11,395)
Income (loss) from discontinued operations:
Trump Marina	338	(3,776)
Income (loss) from discontinued operations	338	(3,776)
Net loss	$(9,775)	(15,171)

Net (loss) income per share—basic and diluted:
Continuing operations	$(0.93)	$(1.06)
Discontinued operations	0.03	(0.35)
Basic and diluted net loss per share	$(0.90)	$(1.41)

Weighted average shares outstanding—basic and diluted	10,845,849	10,767,858

See accompanying notes to consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share data)

	Shares	Preferred Stock	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

Balance, December 31, 2011	—	$—	10,714,286	$11	$225,169	$(32,415)	$192,765
Stock-based compensation expense	—		53,572		17		17
Net loss						(9,775)	(9,775)
Balance, March 31, 2012	—	$—	10,767,858	$11	$225,186	$(42,190)	$183,007

See accompanying notes to consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months
	Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,775)	$(15,171)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	5,150	8,239
Asset impairment charge	1,100	—
Provisions for losses on receivables	257	1,073
Valuation allowance—CRDA investments	370	377
Accretion of interest income related to property tax settlement	(73)	(120)
Stock-based compensation expense	17	28
Gain on sale of assets	(6)	(57)
Changes in operating assets and liabilities:
Increase in receivables	(1,476)	(1,415)
Decrease in inventories	249	462
Decrease in property taxes receivable	3,579	3,214
Decrease in other current assets	1,188	3,050
Increase in restricted cash	—	(5,465)
(Increase) decrease in other assets	(701)	1,499
Decrease in accounts payable and other current liabilities	(755)	(15,442)
Increase in accrued interest payable	—	533
Decrease in other long-term liabilities	(263)	(227)
Net cash flows used in continuing operating activities	(1,139)	(19,422)
Net cash flows provided by discontinued operating activities	741	1,633
Net cash flows used in operating activities	(398)	(17,789)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(1,536)	(5,155)
Purchases of CRDA investments	(1,299)	(1,540)
Decrease in restricted cash	2,121	2,539
Net cash flows used in continuing investing activities	(714)	(4,156)
Net cash flows used in discontinued investing activities	—	(513)
Net cash flows used in investing activities	(714)	(4,669)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of term loans	(2,967)	(10,867)
Decrease in restricted cash	2,100	10,000
Repayments of other long-term debt	(167)	(143)
Net cash flows used in continuing financing activities	(1,034)	(1,010)
Net decrease in cash and cash equivalents	(2,146)	(23,468)
Cash and cash equivalents at beginning of period	63,895	85,585
Cash and cash equivalents at end of period	$61,749	$62,117

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	9,207	10,593

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

Pursuant to the Plan of Reorganization, the Company entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to file with the Securities and Exchange Commission (“SEC”) no later than 30 days after the Consummation Date, and to use its commercially reasonable efforts to cause to be declared effective by 60 days after the Consummation Date, a registration statement to register for resale the new common stock of the Company issued pursuant to the Plan of Reorganization and held by members of the Ad Hoc Committee and/or their affiliates (the “Backstop Parties”) and other eligible holders of new common stock who elected to become parties thereto. The Registration Rights Agreement has been amended to defer our obligation to register the shares of common stock held by the Backstop Parties and such other holders until January 15, 2013, subject to an earlier request from the Backstop Parties holding a majority of the common stock held by the Backstop Parties.

(2) Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report, which are available on the SEC’s website at www.sec.gov or our website at www.trumpcasinos.com.
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
In preparing the accompanying unaudited consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after March 31, 2012.

Assets Held for Sale

Long-lived assets are considered held for sale when certain criteria are met, including whether management (having the authority to approve the action) has committed to a plan to sell the asset, whether the asset is available for sale in its present condition and whether a sale of the asset is probable within one year of the reporting date. Long-lived assets that are classified as held for sale are reported at the lower of the assets’ carrying amount or fair value less costs related to the assets’ disposition and are no longer depreciated. See Note 3 for additional information regarding assets classified as held for sale as of March 31, 2012.

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

Recently Adopted Accounting Pronouncements

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

(3) Trump Marina Discontinued Operations and Assets Held for Sale

Discontinued Operations - Trump Marina

On May 24, 2011, the Company and its subsidiary, Trump Marina Associates, LLC, completed the sale of Trump Marina (the “Property”) to Golden Nugget Atlantic City, LLC (“Golden Nugget”), an affiliate of Landry's Restaurants, Inc., pursuant to the Asset Purchase Agreement dated as of February 11, 2011 (as amended, the “Asset Purchase Agreement”).  Pursuant to the Asset Purchase Agreement, at the closing, Golden Nugget acquired substantially all of the assets of, and assumed certain liabilities related to, the business conducted at the Property.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(dollars in thousands, except share and per share data)

The following table provides a summary of Trump Marina's discontinued operations presented in our consolidated statements of operations for the periods presented:

	Three Months
	Ended
	March 31,
	2012	2011
Gaming revenues	$—	$29,755
Net revenues	—	27,799
Depreciation and amortization	—	367
Income (loss) from discontinued operations	338	(3,776)

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

Assets Held for Sale - Off-Site Warehouse

On May 8, 2012, Trump Taj Mahal Associates completed the sale of its off-site warehouse (the “EHT Property”) located in Egg Harbor Township, New Jersey to Schoffer Enterprises, LLC pursuant to the terms of the Agreement of Sale dated as of February 6, 2012. The net cash proceeds of the transaction of $1,949 are required to be used in a manner permitted under the Amended and Restated Credit Agreement.

The Company classified the EHT Property within assets held for sale at March 31, 2012. In accordance with ASC 360, long-lived assets that are held for sale are reported at the lower of the assets' carrying amount or fair value less costs related to the assets' disposition and are no longer depreciated. During the three months ended March 31, 2012, the Company recorded a non-cash asset impairment charge of $1,100 to record the EHT Property at its fair value less costs to sell. Such amount is reflected in Asset impairment charge in the consolidated statement of operations.

(4) Debt
As of March 31, 2012 and December 31, 2011, our debt consisted of the following:

	March 31, 2012	December 31, 2011
Senior Secured Credit Facility:
Term Loans - maturing December 31, 2015, interest and principal payments due quarterly at 12.0%	$294,586	$297,553
Other:
Capitalized lease obligations, payments due at various dates through 2028, secured by slot and other equipment, interest at 8.5% to 12.0%	5,923	6,090
Total long-term debt	300,509	303,643
Less: current maturities	(3,838)	(3,967)
Long-term debt, net of current maturities	$296,671	$299,676

Amended and Restated Credit Agreement - On July 16, 2010 (the “Consummation Date”), TER Holdings, TER and certain subsidiaries of TER (the “Subsidiary Guarantors”), each as reorganized pursuant to the Plan of Reorganization, entered into an Amended and Restated Credit Agreement (as amended, the “Amended and Restated Credit Agreement”) with Beal Bank, SSB (“Beal Bank”) as original collateral agent and administrative agent, and Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP (collectively, “Icahn Partners”), as initial lenders. In connection with a settlement of certain disputes between the Company and Icahn Partners, the Amended and Restated Credit Agreement was subsequently amended, retroactive to the Consummation Date, to reduce the total principal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(dollars in thousands, except share and per share data)

amount outstanding as of the Consummation Date to $346,500 and to provide that interest would be payable on all principal outstanding. In April 2012, Beal Bank was replaced as collateral agent and administrative agent by Icahn Agency Services, LLC.

The Amended and Restated Credit Agreement requires quarterly principal amortization payments in the amount of $866. All indebtedness outstanding under the Amended and Restated Credit Agreement matures on December 31, 2015. Until such maturity date, TER Holdings is required to pay interest on the unpaid principal amount of the Term Loans at a rate per annum equal to 12%, payable quarterly in arrears.

TER Holdings may elect, at its option, to prepay Term Loans outstanding under the Amended and Restated Credit Agreement. Any such optional prepayment after January 1, 2012 would be made at par. TER Holdings may be required to make mandatory prepayments of the Term Loans in connection with asset dispositions, debt and equity issuances and extraordinary receipts. During March 2012, in addition its scheduled quarterly principal amortization payment, TER Holdings made a $2,100 mandatory prepayment of the Term Loans utilizing proceeds from certain extraordinary receipts during 2011. During 2011, in addition its scheduled quarterly principal amortization payments, TER Holdings made $43,750 of mandatory prepayments utilizing proceeds from certain extraordinary receipts during 2010 and net cash proceeds from the sale of Trump Marina and the Steel Pier and skybridge at Trump Taj Mahal.

Beginning on March 31, 2011, and on each subsequent anniversary of such date that occurs prior to the maturity date, TER Holdings is required to offer to the lenders to prepay portions of the Term Loans equal to 50% of the Free Cash Flow (as defined in the Amended and Restated Credit Agreement) for the calendar year then most recently ended. The Company did not generate any Free Cash Flow during the calendar years ended December 31, 2011 and 2010.

Amounts outstanding under the Amended and Restated Credit Agreement are guaranteed by the Company and certain of its direct and indirect subsidiaries and secured by a security interest in substantially all of the assets of the Company and its direct and indirect subsidiaries.

Under the Amended and Restated Credit Agreement, the Company and its subsidiaries are subject to certain affirmative and negative covenants. The negative covenants impose restrictions with respect to, among other things, (i) incurring liens, (ii) incurring debt, (iii) mergers or consolidations, (iv) sales or other dispositions of assets, (v) investments, (vi) dividends or distributions on, or repurchases of, equity interests, (vii) prepaying or repurchasing debt and (viii) certain capital expenditures. The Amended and Restated Credit Agreement contains customary event of default and remedy provisions, including a provision stating that an event of default includes any termination or expiration of the Second Amended and Restated Trademark License Agreement entered into on the Consummation Date (the “Trademark License Agreement”) or the issuance of an injunction or similar order against the Company under the Trademark License Agreement. As of March 31, 2012, the Company was in compliance with the terms of the Amended and Restated Credit Agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(dollars in thousands, except share and per share data)

(5) Earnings Per Share
The computations of basic and diluted net (loss) income per share for the periods presented are as follows:

	Three Months
	Ended
	March 31,
	2012	2011
Numerator for basic and diluted loss per share:
Loss from continuing operations	$(10,113)	$(11,395)
Income (loss) from discontinued operations	338	(3,776)
Net loss	$(9,775)	$(15,171)

Denominator for basic and diluted loss per share:
Weighted average shares outstanding	10,845,849	10,767,858

Basic and diluted net loss per share:
Loss from continuing operations	$(0.93)	$(1.06)
Income (loss) from discontinued operations	0.03	(0.35)
Basic and diluted net loss per share	$(0.90)	$(1.41)

 Potentially dilutive common shares excluded from the computation of diluted net loss per share due to anti-dilution for the periods presented above are as follows:

	Three Months
	Ended
	March 31,
	2012	2011
Potentially dilutive common shares:
Restricted stock awards	160,716	267,860
Warrants	535,714	535,714
Total	696,430	803,574

Subsequent to March 31, 2012, 50,000 restricted stock units were awarded to employees with a weighted-average contractual life of two years.

On the Consummation Date pursuant to the Plan of Reorganization, warrants were issued to Donald J. Trump (“Mr. Trump”) to purchase up to 535,714 shares of the Company's common stock at an exercise price of $123.74 per share, subject to certain anti-dilution provisions set forth therein.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(dollars in thousands, except share and per share data)

(6) Income Related to Utility Agreements

On February 27, 2012, the Company entered into various agreements with one of its utility providers. In consideration for entering into the agreements, the Company received $3,000 in cash and will receive rate reduction credits totaling approximately $1,960 which are to be applied against future invoices for services provided in equal monthly increments of $35 through October 2016. The Company recognized $4,415 of income, net of related expenses, during the three months ended March 31, 2012 in connection with entering into these agreements, of which $3,532 related to its continuing operations and $883 related to its discontinued operations.

(7) Income Taxes
We did not record a tax provision during the three months ended March 31, 2012 and 2011.
At March 31, 2012, we had unrecognized tax benefits of approximately $3,872, including interest. In accordance with ASC Topic 805 – “Business Combinations” (“ASC 805”), $1,181 of unrecognized tax benefits would affect our effective tax rate for continuing operations, if recognized, and $319 would be recorded as a reduction to income tax expense for discontinued operations, if recognized. During the second quarter of 2012, $1,500 of our unrecognized tax benefits at March 31, 2012 were settled as discussed below.
We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties as a component of income tax expense. We recognized interest associated with uncertain tax positions of $0 and $708 during the three months ended March 31, 2012 and 2011, respectively.

Federal and State Income Tax Audits
Tax years 2008 through 2011 remain subject to examination by the federal and state tax authorities.

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

Pursuant to the Stipulation, in December 2011, the Company paid the first installment of the Settlement Payment, totaling $3,500, to the Division. The second and final installment payment of $1,500 was paid by the Company to the Division on April 30, 2012.
Chapter 11 Case Implications

Pursuant to the Plan of Reorganization, on the Consummation Date, the Company realized cancellation of indebtedness income, and as a result, was required to reduce certain tax attributes such as net operating loss carryforwards (“NOLs”) and the tax basis of its assets. Effective January 1, 2011, the Company fully reduced its federal NOLs and credit carryforwards generated prior to 2011 as a result of the realized cancellation of indebtedness income pursuant to the applicable provisions of the Internal Revenue Code (the “Code”). The reduction of tax attributes and the application of Section 382 of the Code, as a result of the ownership change occurring on the Consummation Date, could result in increased future tax liabilities for the Company. The Company is also currently reviewing the technical merits of a potential tax reporting position as a result of the Plan of Reorganization and related transactions that may result in a substantial additional step-up in the tax basis of the Company's assets. The additional tax basis step-up in the Company's assets resulting from this tax reporting position, if any, would be subject to the application of Section 382 of the Code as a result of the ownership change which occurred on the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(dollars in thousands, except share and per share data)

Consummation Date. Any increased deferred tax assets, if any, from this tax reporting position would be offset by a full valuation allowance for financial statement purposes.

Utilization of certain federal NOLs available to TER after the Consummation Date is limited pursuant to Section 382 of the Code. As of December 31, 2011, we have federal NOLs of approximately $260,100 available to offset future taxable income, of which approximately $192,316 are limited pursuant to Section 382 of the Code to approximately $12,900 annually until expiration. The federal NOLs expire after 2031.

Under the New Jersey Casino Control Act (the “Act”), Trump Taj Mahal, Trump Plaza and Trump Marina are required to file New Jersey corporation business tax returns. As of December 31, 2011, Trump Taj Mahal, Trump Plaza and Trump Marina had NOLs of approximately $320,100, $352,700 and $351,100, respectively, for New Jersey state income tax purposes. The New Jersey state NOLs expire from 2011 through 2031.
Tax Distributions

TER Holdings’ partnership agreement requires distributions to its partners sufficient in amount to cover all federal, state and local income taxes incident to their ownership of TER Holdings, including special allocations of income, gains, losses, deductions and credits. TER Holdings did not make any distributions for taxes during the three months ended March 31, 2012 and 2011.

(8) Income Related to Deed Amendment

Pursuant to an Agreement (the “2011 Trump Plaza/Boardwalk Agreement”) entered into on March 14, 2011 between Trump Plaza Associates and Boardwalk Florida Enterprises, LLC (“Boardwalk”), the owner of certain real property in Atlantic City that was acquired from Trump Plaza Associates in 2005, Trump Plaza Associates and Boardwalk agreed that the deed provision restricting the development of gaming activities on such real property would be discharged and released and replaced with new contractual restrictions set forth in the 2011 Trump Plaza/Boardwalk Agreement. In connection with its execution of the 2011 Trump Plaza/Boardwalk Agreement and the related deed modification, the Company received $5,465 on March 14, 2011. Such amount is reflected in non-operating income in the statement of operations during the three months ended March 31, 2011.

(9) Insurance Proceeds

On July 16, 2010, Trump Plaza was temporarily closed due to a leak in a water main managed by the utility company that provides Trump Plaza with the necessary cold water for its air conditioning. Trump Plaza reopened the majority of its operations on July 18, 2010 after temporary cooling systems were put in place to remediate the problem. Trump Plaza became fully operational on July 22, 2010. The Company filed a business interruption claim with its insurance carrier and received insurance proceeds totaling $2,085, of which $1,551 was received during 2011. The Company recognized the $1,551 of insurance proceeds as other revenues during the three months ended March 31, 2011.

(10) Commitments and Contingencies

Casino Reinvestment Development Authority Obligations – As required by the provisions of the Act, a casino licensee must pay an investment alternative tax of 2.5% of its gross casino revenues as defined in the Act. However, pursuant to contracts with the Casino Reinvestment Development Authority (the “CRDA”), Trump Taj Mahal, Trump Plaza and Trump Marina (through the date of its sale) (collectively, the “Trump Entities”) each pay 1.25% of their gross casino revenues to the CRDA (the “CRDA Payment”) to fund qualified investments as defined in the Act and such CRDA Payment entitles each such casino property to an investment tax credit in an amount equal to twice the amount of the CRDA Payment against the 2.5% investment alternative tax. Qualified investments may include the purchase of bonds issued by the CRDA at a below market rate of interest, direct investment in projects or donation of funds to projects as determined by the CRDA. According to the Act, funds on deposit with the CRDA are invested by the CRDA and the resulting interest income is shared two-thirds to the casino and one-third to the CRDA. Further, the Act requires that CRDA bonds be issued at statutory rates established at two-thirds of the average rate of the Bond Buyer Weekly 25 Revenue Bond Index for bonds available for purchase during the last 26 weeks preceding the date the CRDA issues its bond. The Company records charges to expense equal to one-third of its obligation to reflect the lower return on investment at the date the obligation arises. Pursuant to the contracts with the CRDA, each of the casino properties is required to make quarterly deposits with the CRDA to satisfy its investment obligations. We recognized expense related to our continuing operations of $370 and $377 during the three months ended March 31, 2012 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(dollars in thousands, except share and per share data)

2011, respectively, to give effect to the below market interest rates associated with CRDA deposits and bonds.

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

Under the terms of the 2008 Subsidy Agreement, the Casinos were required to make scheduled payments to the NJSEA totaling $90,000 to be used for certain authorized purposes (the “Authorized Uses”) as defined by the 2008 Subsidy Agreement. For each year, each casino's share of the scheduled payments equated to a percentage representing its gross gaming revenue for the prior calendar year compared to the gross gaming revenues for that period for all Casinos. Each casino, solely and individually, was responsible for its respective share of the scheduled amounts due.
In the event that any casino failed to make its payment as required, the remaining Casinos had the right, but not the obligation, to cure a payment delinquency. We expensed our share of the $90,000, estimated to be approximately $18,700 based on our actual market share of gross gaming revenue, on a straight-line basis over the term of the 2008 Subsidy Agreement. We recorded expense within our continuing operations related to the 2008 Subsidy Agreement of $1,223 during the three months ended March 31, 2011.
Atlantic City Tourism District - In February 2011, as part of the State of New Jersey's plan to revitalize Atlantic City's casino and tourism industries, a law was enacted requiring the creation of a tourism district (the “Tourism District”) to be administered and managed by the CRDA. The Tourism District includes each of the Atlantic City casino properties, along with certain other tourism related areas of Atlantic City. The law requires, among other things, the creation of a public-private partnership between the CRDA and a private entity that represents existing and future casino licensees. The private entity, known as The Atlantic City Alliance (the “ACA”), was established in the form of a not-for-profit corporation, of which Trump Taj Mahal and Trump Plaza are members. The public-private partnership established between the ACA and the CRDA is for an initial term of five years. Its general purpose is to revitalize and market the Tourism District. The law requires that a $5,000 contribution be made to this effort by all casinos prior to 2012, followed by an annual amount of $30,000 to be contributed by the casinos commencing January 1, 2012 for a term of five years. Each casino's portion of the annual contributions will equate to a the percentage representing its gross gaming revenue for the prior calendar year compared to the aggregate gross gaming revenues for that period for all casinos. During the three months ended March 31, 2012, we recognized $1,098 of expense related to our portion of the $30,000 contribution to be made during 2012. During the three months ended March 31, 2011, we recognized $203 of expense related to our portion of the $5,000 contribution to be made prior to 2012.

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
Chapter 11 Case – On the Petition Date, the Debtors filed voluntary petitions in the Bankruptcy Court seeking relief under the Bankruptcy Code. These chapter 11 cases were jointly administered under the caption In re: TCI 2 Holdings, LLC, et al Debtors, Chapter 11 Case Nos.: 09-13654 through 09-13656 and 09-13658 through 09-13664 (JHW) (the “Chapter 11 Case”).

On May 7, 2010, the Bankruptcy Court entered the Confirmation Order confirming the Supplemental Modified Sixth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code Proposed by the Debtors and the Ad Hoc Committee of Holders of 8.5% Senior Secured Notes Due 2015, as filed with the Bankruptcy Court, in final form, on May 7, 2010.

On July 16, 2010, the Plan of Reorganization became effective and the transactions contemplated by the Plan of Reorganization were consummated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(dollars in thousands, except share and per share data)

On January 10, 2012, the Bankruptcy Court issued its final decree and order closing the Chapter 11 Case.

Notwithstanding the entry of the final decree and order closing the Chapter 11 Case, the Bankruptcy Court has retained jurisdiction to determine the allowance of the claims filed against the Company. An interim distribution is in the process of being made to holders of certain allowed Class 5 and Class 7 Claims as defined in the Plan of Reorganization during 2012. A number of disputed claims have yet to be resolved. If and when these claims are allowed, the claimants will receive distributions pursuant to the Plan of Reorganization.

Former Shareholders State Court Litigation - On or about April 4, 2011, certain former shareholders of Trump Hotels & Casino Resorts, Inc. (the “Former Shareholders”) filed a complaint against TCI 2 Holdings, LLC, TER Development Co., LLC, and TER Management Co., LLC in the Superior Court of New Jersey, Law Division, Atlantic County, Docket No. ATL-L-2618-11 (the “Former Shareholders State Court Litigation”). In the Former Shareholders State Court Litigation, the Former Shareholders allege that they are entitled to a judgment in an amount in excess of $3,500 (plus pre- and post-judgment interest from May 20, 2005) on account of distributions that they were entitled to be paid under the Second Amended Joint Plan Of Reorganization of THCR/LP Corporation et al. Dated As of March 30, 2005 (the “2005 Plan of Reorganization”). The Company disputes the Former Shareholders’ claim that they were entitled to be paid any distribution under the 2005 Plan of Reorganization and is actively defending the Former Shareholders State Court Litigation.

(12) City of Atlantic City Real Property Tax Appeals

The Company has filed appeals against the City of Atlantic City (the “City”) in the Tax Court of New Jersey related to its real property tax assessments for Trump Taj Mahal, Trump Plaza and Trump Marina for tax years 2008 through 2012. Trial was scheduled to commence during early April 2012; however, the Tax Court agreed, at the parties' request, to adjourn trial commencement pending the outcome of settlement discussions.
(13) Fair Value Measurements
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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Balances Measured at Fair Value

	March 31, 2012				December 31, 2011
	Balance	Level 1	Level 2	Level 3	Balance	Level 1	Level 2	Level 3
Assets held for sale	$1,941	$1,941			$—	$—
CRDA investments, net	$40,918		$40,918		$40,178		$40,178

The fair value measurement related to our assets held for sale was determined using inputs within Level 1 of ASC 820's hierarchy due to the Agreement of Sale. The fair value measurements relating to our Casino Reinvestment Development Authority (“CRDA”) bonds and deposits were determined using inputs within Level 2 of ASC 820’s hierarchy. CRDA assets are discussed in Note 10.

Balances Disclosed at Fair Value

The carrying amounts of financial instruments included in current assets and current liabilities approximate their fair values due to their short-term nature. The carrying amounts of CRDA investments approximate their fair value as a result of allowances established to give effect to below-market interest rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(dollars in thousands, except share and per share data)

The estimated fair values of other financial instruments are as follows:

	March 31, 2012
	Amount Outstanding	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Amended and Restated Credit Agreement	$294,586	$294,586	$294,586	Level 2

	December 31, 2011
	Amount Outstanding	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Amended and Restated Credit Agreement	$297,553	$297,553	$297,553	Level 2

The carrying amount of the Amended and Restated Credit Agreement approximates its fair value. The Company’s other long-term debt was not significant at March 31, 2012 and December 31, 2011.

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
For a more complete description of the risks that may affect our business, see our Annual Report on Form 10-K for the year ended December 31, 2011.

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

On May 8, 2012, Trump Taj Mahal Associates completed the sale of its off-site warehouse (the “EHT Property”) located in Egg Harbor Township, New Jersey to Schoffer Enterprises, LLC pursuant to the terms of the Agreement of Sale dated as of February 6, 2012. The net cash proceeds of the transaction of $1.9 million are required to be used in a manner permitted under the Amended and Restated Credit Agreement.

The Company classified the EHT Property within assets held for sale at March 31, 2012. In accordance with ASC 360, long-lived assets that are held for sale are reported at the lower of the assets' carrying amount or fair value less costs related to the assets' disposition and are no longer depreciated. During the three months ended March 31, 2012, the Company recorded a non-cash asset impairment charge of $1.1 million to record the EHT Property at its fair value less costs to sell. Such amount is reflected in Asset impairment charge in the consolidated statement of operations.

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

Notwithstanding the entry of the final decree and order closing the Chapter 11 Case, the Bankruptcy Court has retained jurisdiction to determine the allowance of the claims filed against the Company. An interim distribution is in the process of being made to holders of certain allowed Class 5 and Class 7 Claims as defined in the Plan of Reorganization during 2012. A number of disputed claims have yet to be resolved. If and when these claims are allowed, the claimants will receive distributions pursuant to the Plan of Reorganization.

Pursuant to the Plan of Reorganization, the Company entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to file with the Securities and Exchange Commission (“SEC”) no later than 30 days after the Consummation Date, and to use its commercially reasonable efforts to cause to be declared effective by 60 days after the Consummation Date, a registration statement to register for resale the new common stock of the Company issued pursuant to the Plan of Reorganization and held by members of the Ad Hoc Committee and/or their affiliates (the “Backstop Parties”) and other eligible holders of new common stock who elected to become parties thereto. The Registration Rights Agreement has been amended to defer our obligation to register the shares of common stock held by the Backstop Parties and such other holders until January 15, 2013, subject to an earlier request from the Backstop Parties holding a majority of the common stock held by the Backstop Parties.
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
We are operating in an extremely challenging and competitive business environment. Cash flows used in our continuing operating activities were $1.1 million during the three months ended March 31, 2012 compared to $19.4 million during the three months ended March 31, 2011. The lower cash flows used in continuing operations was principally due to a decrease in cash expenditures related to professional fees and expenses associated with our reorganization and the receipt of $3.0 million in connection with entering into various utility agreements with one of our utility providers.
Cash flows used in continuing investing activities were $0.7 million during the three months ended March 31, 2012 compared to $4.2 million during the three months ended March 31, 2011. Continuing investing activities during 2012 included capital expenditures of $1.5 million, $1.3 million related to Casino Reinvestment Development Authority (“CRDA”) investment obligations and a $2.1 million decrease in restricted cash. Continuing investing activities during 2011 included capital expenditures of $5.2 million, $1.5 million related to CRDA investment obligations and a $2.5 million decrease in restricted cash.
Our cash flows used in continuing financing activities during the three months ended March 31, 2012 included (i) the repayment of $3.0 million of outstanding borrowings under our Amended and Restated Credit Agreement, which was comprised of a $2.1 million mandatory prepayment funded from restricted cash and a quarterly amortization payment of $0.9 million and (ii) the repayment of capital lease obligations. During the three months ended March 31, 2011, our cash flows used in continuing financing activities included the repayment of $10.9 million of outstanding borrowings under our Amended and Restated Credit Agreement, which included a $10.0 million mandatory prepayment which was funded from restricted cash and the repayment of capital lease obligations.

At March 31, 2012, we had $61.7 million in cash and cash equivalents and an additional $7.1 million of cash which was restricted in use under the terms of the Amended and Restated Credit Agreement. There was $294.6 million in principal outstanding under our Amended and Restated Credit Agreement as of March 31, 2012.
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

Analysis of Results of Operations

Our primary business activities are conducted by Trump Taj Mahal and Trump Plaza. In addition, we owned and operated Trump Marina through the consummation of its sale on May 24, 2011. Our 2012 operating results continue to be affected by various factors, including the effects of competition in our market and adjoining states and a weakened economy.

Competition. The first phase of Resorts World Casino at Aqueduct Racetrack in Queens, New York opened on October 28, 2011 with approximately 2,300 video lottery terminals (“VLTs”) and 205 electronic table games. The second phase of the casino opened in December 2011 and featured an additional 2,200 VLTs and 275 electronic table games.

During March 2012, the Atlantic Club Casino Hotel, formerly the Atlantic City Hilton, re-branded itself as a value-based casino offering free parking to all of its customers, additional lower denomination slot machines and lower minimum bet table games.

Valley Forge Casino Resort, Pennsylvania's eleventh casino and fourth Philadelphia-area casino, opened on March 31, 2012 featuring approximately 600 slot machines and 50 table games, with the option to add 15 tables for monthly poker tournaments.

Revel Entertainment Group (“Revel”) partially opened its casino resort located next to Showboat Casino Hotel in Atlantic City on April 2, 2012 with limited amenities. Revel expects to be completely operational for its official opening date on May 25, 2012.

During late April 2012, the Golden Nugget in Atlantic City unveiled the $150 million in renovations made to the property since May 2011, including a remodeled casino floor, refurbished rooms, and new restaurants, retail outlets and spa.

Maryland Live! Casino, located in Hanover, Maryland, is expected to open in early June 2012. The first phase is expected to open with approximately 3,200 slot machines and electronic table games increasing to 4,750 slot machines and table games during late 2012.

The following analyses of our results of operations should be read in conjunction with and give consideration to the following:
Gross Gaming Revenues. For the three months ended March 31, 2012, gross gaming revenues in the Atlantic City market (as reported to the DGE) decreased 6.0% due to a 2.4% decrease in slot revenues and a 14.0% decrease in table game revenues compared to the three months ended March 31, 2011. Excluding Trump Marina, for the three months ended March 31, 2012, we experienced a 7.4% decrease in overall gross gaming revenues, comprised of a 0.6% decrease in slot revenues and a 19.9% decrease in table game revenues compared to the prior-year period.

Income Related to Utility Agreements. On February 27, 2012, the Company entered into various agreements with one of its utility providers. In consideration for entering into the agreements, the Company received $3.0 million in cash and will receive rate reduction credits totaling approximately $2.0 million which are to be applied against future invoices for services provided in equal monthly increments through October 2016. The Company recognized within its continuing operations $3.5 million of income, net of related expenses, during the three months ended March 31, 2012 (of which $2.6 million related to Trump Taj Mahal and $0.9 million related to Trump Plaza) in connection with entering into these agreements.

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

Trump Plaza Insurance Claim Proceeds. On July 16, 2010, Trump Plaza was temporarily closed due to a leak in a water main managed by the utility company that provides Trump Plaza with the necessary cold water for its air conditioning. We filed a business interruption claim with our insurance carrier and received insurance proceeds totaling $2.1 million, of which $1.6 million was received during 2011. Trump Plaza recognized the $1.6 million of insurance proceeds received during 2011 within net revenues during the three months ended March 31, 2011.

The following table includes selected data of our casino properties and should be read with the following discussion of our results of operations.

	Three Months
	Ended
	March 31,
	2012	2011
Gaming revenues
Trump Taj Mahal	$78.6	$82.3
Trump Plaza	26.9	34.5
Total	$105.5	$116.8

Net revenues
Trump Taj Mahal	$75.1	$79.4
Trump Plaza	26.1	34.3
Total	$101.2	$113.7

Income (loss) from operations
Trump Taj Mahal	$3.3	$0.4
Trump Plaza	(2.4)	(3.7)
Corporate and other	(2.0)	(2.7)
Total	$(1.1)	$(6.0)

Depreciation and amortization
Trump Taj Mahal	$4.3	$5.6
Trump Plaza	0.9	2.6
Corporate and other	—	—
Total	$5.2	$8.2
Comparison of Three-Month Periods Ended March 31, 2012 and 2011

Trump Taj Mahal – Gaming revenues decreased $3.7 million due to a $3.4 million decrease in table games revenue and a $0.3 million decrease in slots revenue. The decrease in table games revenue was due to a 13.2% decrease in amounts wagered on table games partially offset by an increase in hold percentage and a $1.3 million decrease in poker revenue. The decrease in slots revenue was principally due to a 2.2% decrease in slot handle. Net revenues decreased $4.3 million principally due to the lower gaming revenues, a $0.4 million increase in gaming promotional allowances and a $0.2 million decrease in cash rooms, food and beverage and other revenues.

Income from operations before income related to the utility agreements and the non-cash asset impairment charge was $1.8 million during the three months ended March 31, 2012 compared to $0.4 million during the three months ended March 31, 2011. Income from operations increased $1.4 million as the decrease in net revenues was more than offset by a $5.7 million decrease in operating expenses. Total operating expenses decreased principally due to: a $2.4 million decrease in payroll and related costs due to reductions in workforce implemented during 2011 partially offset by increased group medical costs; a $1.3 million decrease in depreciation expense; a $0.9 million decrease in utility costs; a $0.8 million decrease in expense related to the 2008 New Jersey Sports and Exposition Authority (“NJSEA”) Subsidy Agreement; a $0.7 million decrease in provisions for doubtful accounts; a $0.5 million decrease in gaming taxes and regulatory fees; a $0.4 million decrease in general and administrative expenses; and a $0.3 million decrease in marketing and entertainment costs. These decreases were partially offset by a $0.9 million increase in promotional expenses, a $0.7 million increase in costs associated with the Atlantic City Alliance and a $0.3 million increase in property taxes.
Trump Plaza – Net revenues decreased $8.2 million principally due to lower net gaming revenues and the $1.6 million recognized during 2011 in connection with the business interruption claim. Net gaming revenues decreased $6.5 million due to a $4.9 million decrease in table games revenue and a $2.8 million decrease in slot revenue partially offset by a $1.2 million decrease in gaming promotional allowances. The decrease in table games revenue was due to a 47.2% decrease in amounts wagered. Slot revenue decreased principally due to a 14.6% decrease in slot handle.
Loss from operations before income related to the utility agreements was $3.3 million during the three months ended March 31, 2012 compared to a loss from operations of $3.7 million during the three months ended March 31, 2011 as the lower net revenues were more than offset by an $8.6 million decrease in operating expenses. The decrease in operating expenses was primarily attributable to a $4.2 million decrease in payroll and related costs due to the reductions in workforce implemented during 2011; a $1.7 million decrease in depreciation expense; a $0.8 million decrease in gaming taxes and fees, principally due to the lower gaming revenues; a $0.8 million decrease in general and administrative expenses; a $0.4 million decrease in promotional costs; a $0.4 million decrease in utility costs; and a $0.4 million decrease in expense related to the 2008 NJSEA Subsidy Agreement. The decreases were partially offset by a $0.2 million increase in costs associated with the Atlantic City Alliance and a $0.2 million increase in property taxes.
Corporate and Other – Corporate and other expenses decreased $0.7 million principally due to lower property tax and insurance costs due to the sale of the former corporate office building and lower professional fees and expenses.
Interest Income – Interest income was $0.2 million during the three months ended March 31, 2012 compared to $0.5 million during the three months ended March 31, 2011, principally due to lower average invested cash and cash equivalents on hand.
Interest Expense – Interest expense was $9.2 million during the three months ended March 31, 2012 compared to $11.3 million during the three months ended March 31, 2011. The lower interest expense during the three months ended March 31, 2012 reflects lower outstanding borrowings under the Amended and Restated Credit Agreement due to mandatory debt repayments and quarterly amortization payments.

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
Property and Equipment – Our operations are capital intensive and we make capital investments at each of our properties in the form of maintenance capital and, from time to time, expansion and product enhancement capital. At March 31, 2012, we had approximately $396.3 million of net property and equipment recorded on our balance sheet (excluding assets held for sale). We depreciate our assets on a straight-line basis over their estimated useful lives. The estimates of the useful lives are based on the nature of the assets as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record additional impairment charges for these assets.
Intangible Assets – We had $8.7 million of intangible assets recorded on our balance sheet at March 31, 2012. We regularly evaluate our businesses for potential impairment indicators. Additionally, we perform impairment testing related to our indefinite-lived intangible assets at least annually. Our judgments regarding the existence of impairment indicators are based on, among other things, pending sales of assets, the regulatory and competitive status, operational performance of each of our businesses, and financial market valuations of conditions surrounding our business entities and the gaming industry. Future events, such as the failure to meet or exceed our operating plans, increased competition, the enactment of increased gaming or tax rates, or changes in market valuations could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.
TrumpONE Liability – Our unified player’s program, TrumpONE, allows customers to accumulate certain point-based rewards based on the volume of their gaming activity. TrumpONE customers may earn “comp dollars” redeemable for complimentary food, beverage and retail items and “slot dollars” which are redeemable for slot machine credits. Comp dollars and slot dollars accumulate over time and may be redeemed at the customer’s discretion under the terms of the program. Comp dollars and slot dollars are forfeited if a customer does not redeem earned rewards over a specified period of time. As a result of the ability of the customer to accumulate comp dollars and slot dollars, we accrue the associated expense, after giving effect to estimated forfeitures, as they are earned. At March 31, 2012, $1.9 million was accrued related to comp dollars and $0.6 million was accrued related to slot dollars earned under this program. Our accruals could be significantly affected if estimated forfeitures vary from historical levels or changes occur in the cost of providing complimentary food, beverage and retail items under the TrumpONE program. Management reviews our accruals for adequacy at the end of each reporting period.

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
The following table provides information about our debt obligations existing as of March 31, 2012. The following table presents principal cash flows and interest rates by expected maturity date of such debt obligations, except capitalized lease obligations.

(Dollars in millions)	Remainder of 2012	2013	2014	2015	2016	Thereafter	Total
Fixed rate debt maturities	$2.6	$3.5	$3.5	$285.0	$—	$—	$294.6
Interest rate	12.0%	12.0%	12.0%	12.0%
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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10−K for the year ended December 31, 2011 (the “2011 Annual Report”). The risks described in our 2011 Annual Report, as updated by our quarterly reports on Form 10−Q, are not the only risks we face.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

31.1	Certification by the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL.Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUMP ENTERTAINMENT RESORTS, INC.
(Registrant)

Date:	May 14, 2012	By:	/s/ DAVID R. HUGHES
David R. Hughes
Chief Financial Officer of Trump Entertainment Resorts, Inc.

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification by the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL.Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase