Form 10-Q
period 2012-06-30
TRUMP ENTERTAINMENT RESORTS, INC.
filed 2012-08-10
CIK 943320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2012

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of August 10, 2012, there were 10,767,858 shares of common stock of Trump Entertainment Resorts, Inc. outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRUMP ENTERTAINMENT RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$45,904	$63,895
Accounts receivable, net	14,362	15,104
Accounts receivable, other	3,579	3,138
Property taxes receivable	14,423	4,979
Inventories	1,760	1,978
Deferred income taxes	556	556
Prepaid expenses and other current assets	5,367	4,886
Total current assets	85,951	94,536

Net property and equipment	393,204	402,980

Other assets
Restricted cash	7,700	11,347
Intangible assets	8,700	8,700
Property taxes receivable	37,952	4,737
Casino Reinvestment Development Authority investments, net	39,410	40,178
Other assets	16,823	16,332
Total other assets	110,585	81,294
Total assets	$589,740	$578,810

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$3,660	$3,967
Accounts payable	25,492	27,205
Accrued payroll and related expenses	12,857	14,302
Income taxes payable	—	1,500
Self-insurance reserves	15,133	14,039
Other current liabilities	21,376	19,399
Total current liabilities	78,518	80,412

Long-term debt, net of current maturities	295,765	299,676
Deferred income taxes	556	556
Other long-term liabilities	11,510	5,401

Stockholders' equity:
Preferred stock:
$.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock:
$.001 par value; 20,000,000 shares authorized, 10,767,858 and 10,714,286 shares issued and outstanding, respectively	11	11
Additional paid-in capital	225,203	225,169
Accumulated deficit	(21,823)	(32,415)
Total stockholders' equity	203,391	192,765
Total liabilities and stockholders' equity	$589,740	$578,810
See accompanying notes to consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except share and per share data)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Gaming	$99,196	$136,316	$204,737	$253,112
Rooms	19,755	20,119	36,201	35,548
Food and beverage	15,764	16,360	30,057	30,799
Other	5,045	5,936	9,439	12,487
	139,760	178,731	280,434	331,946
Less promotional allowances	(40,691)	(50,289)	(80,160)	(89,779)
Net revenues	99,069	128,442	200,274	242,167

Costs and expenses:
Gaming	44,223	57,020	91,933	112,756
Rooms	4,060	4,213	7,553	7,790
Food and beverage	8,550	8,931	15,154	16,653
General and administrative	28,108	30,345	56,119	60,814
Property taxes	14,056	11,373	25,837	22,746
Corporate and other	1,732	2,184	3,646	4,729
Corporate—related party	97	97	195	195
Depreciation and amortization	5,289	8,448	10,439	16,687
Income from settlement of property tax appeals, net of related fees	(30,874)	—	(30,874)	—
Income related to utility agreements	—	—	(3,532)	—
Asset impairment charge	—	—	1,100	—
	75,241	122,611	177,570	242,370
Income (loss) from operations	23,828	5,831	22,704	(203)

Non-operating income (expense):
Interest income	239	328	457	799
Interest expense	(9,154)	(10,753)	(18,361)	(22,050)
Income related to deed amendment	—	—	—	5,465
	(8,915)	(10,425)	(17,904)	(15,786)
Income (loss) before income taxes and discontinued operations	14,913	(4,594)	4,800	(15,989)
Income taxes	—	—	—	—
Income (loss) from continuing operations	14,913	(4,594)	4,800	(15,989)
Income (loss) from discontinued operations:
Trump Marina	5,454	(2,771)	5,792	(6,547)
Income (loss) from discontinued operations	5,454	(2,771)	5,792	(6,547)
Net income (loss)	$20,367	(7,365)	$10,592	$(22,536)

Net income (loss) per share—basic and diluted:
Continuing operations	$1.37	$(0.43)	$0.44	$(1.48)
Discontinued operations	0.50	(0.25)	0.53	(0.61)
Basic and diluted net income (loss) per share	$1.87	$(0.68)	$0.97	$(2.09)

Weighted average shares outstanding—basic	10,890,002	10,767,858	10,867,926	10,767,858
Weighted average shares outstanding—diluted	10,893,948	10,767,858	10,896,872	10,767,858

See accompanying notes to consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share data)

	Shares	Preferred Stock	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

Balance, December 31, 2011	—	$—	10,714,286	$11	$225,169	$(32,415)	$192,765
Stock-based compensation expense	—		53,572		34		34
Net income						10,592	10,592
Balance, June 30, 2012	—	$—	10,767,858	$11	$225,203	$(21,823)	$203,391

See accompanying notes to consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months
	Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,592	$(22,536)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation and amortization	10,439	16,687
Asset impairment charge	1,100	—
Income related to property tax settlement, net of related fees	(30,874)	—
Provisions for losses on receivables	511	2,517
Valuation allowance—CRDA investments	768	816
Accretion of interest income related to property tax settlement	(140)	(227)
Stock-based compensation expense	34	57
Gain on sale of assets	(32)	(78)
Changes in operating assets and liabilities:
Increase in receivables	(1,071)	(5,575)
Decrease in inventories	218	524
Decrease in property taxes receivable	5,000	3,641
(Increase) decrease in other current assets	(931)	2,357
Increase in restricted cash	—	(5,465)
(Increase) decrease in other assets	(122)	1,696
Decrease in accounts payable and other current liabilities	(2,879)	(20,542)
Increase in accrued interest payable	96	1,480
Decrease in other long-term liabilities	(532)	(461)
Net cash flows used in continuing operating activities	(7,823)	(25,109)
Net cash flows (used in) provided by discontinued operating activities	(5,176)	1,012
Net cash flows used in operating activities	(12,999)	(24,097)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,680)	(7,641)
Purchases of CRDA investments	(2,690)	(2,977)
Proceeds from sales of fixed assets	1,949	—
Decrease in restricted cash	1,547	7,724
Net cash flows used in continuing investing activities	(2,874)	(2,894)
Net cash flows provided by discontinued investing activities	—	30,408
Net cash flows (used in) provided by investing activities	(2,874)	27,514

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of term loans	(3,833)	(41,733)
Decrease in restricted cash	2,100	12,000
Repayments of other long-term debt	(385)	(283)
Net cash flows used in continuing financing activities	(2,118)	(30,016)
Net decrease in cash and cash equivalents	(17,991)	(26,599)
Cash and cash equivalents at beginning of period	63,895	85,585
Cash and cash equivalents at end of period	$45,904	$58,986

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$18,265	$20,592
Cash paid for income taxes	$1,500	$—

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
In preparing the accompanying unaudited consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after June 30, 2012.

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

(3) Trump Marina Discontinued Operations

On May 24, 2011, the Company and its subsidiary, Trump Marina Associates, LLC, completed the sale of Trump Marina (the “Property”) to Golden Nugget Atlantic City, LLC (“Golden Nugget”), an affiliate of Landry's, Inc. (“Landry's”), pursuant to the Asset Purchase Agreement dated as of February 11, 2011 (as amended, the “Asset Purchase Agreement”).  Pursuant to the Asset Purchase Agreement, at the closing, Golden Nugget acquired substantially all of the assets of, and assumed certain liabilities related to, the business conducted at the Property.

The following table provides a summary of Trump Marina's discontinued operations presented in our consolidated statements of operations for the periods presented:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2012	2011	2012	2011
Gaming revenues	$—	$18,487	$—	$48,242
Net revenues	—	17,285	—	45,084
Depreciation and amortization	—	114	—	481
Income (loss) from discontinued operations	5,454	(2,771)	5,792	(6,547)

Income from discontinued operations during the three and six months ended June 30, 2012 includes $8,330 of income related to the settlement with the City of Atlantic City with respect to its challenges to the real estate tax assessments for the tax years 2008 through 2012 (see Note 8) and $2,301 of non-cash expense recognized in connection with the donation of $7,005 of previous CRDA deposits made by Trump Marina. On July 30, 2012, the Company received $2,366 from the CRDA representing the cash-back donation credit.

During July 2012, the Company entered into a General Release with Golden Nugget and Landry's Inc. settling certain claims under the Asset Purchase Agreement. Pursuant to the General Release, the Company agreed to pay Landry's $227 and the Company and Landry's each released, discharged and forgave any and all claims, counterclaims, cross claims and defenses against the other party with respect to post-closing prorations owed under the Asset Purchase Agreement, including the final working capital adjustment. No other claims of the parties under the Asset Purchase Agreement or otherwise were released.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(dollars in thousands, except share and per share data)

(4) Sale of Off-Site Warehouse

On May 8, 2012, Trump Taj Mahal Associates completed the sale of its off-site warehouse (the “EHT Property”) located in Egg Harbor Township, New Jersey to Schoffer Enterprises, LLC pursuant to the terms of an Agreement of Sale dated as of February 6, 2012. The net cash proceeds of the transaction of $1,949 are required to be used in a manner permitted under the Amended and Restated Credit Agreement.

In accordance with ASC 360, during the first quarter of 2012, the Company recorded a non-cash asset impairment charge of $1,100 to record the EHT Property at its fair value less costs to sell. Such amount is reflected in Asset impairment charge in the consolidated statement of operations for six months ended June 30, 2012.

(5) Debt
As of June 30, 2012 and December 31, 2011, our debt consisted of the following:

	June 30, 2012	December 31, 2011
Senior Secured Credit Facility:
Term Loans - maturing December 31, 2015, interest and principal payments due quarterly at 12.0%	$293,720	$297,553
Other:
Capitalized lease obligations, payments due at various dates through 2028, secured by slot and other equipment, interest at 8.5% to 12.0%	5,705	6,090
Total long-term debt	299,425	303,643
Less: current maturities	(3,660)	(3,967)
Long-term debt, net of current maturities	$295,765	$299,676

Amended and Restated Credit Agreement - On July 16, 2010 (the “Consummation Date”), TER Holdings, TER and certain subsidiaries of TER (the “Subsidiary Guarantors”), each as reorganized pursuant to the Plan of Reorganization, entered into an Amended and Restated Credit Agreement (as amended, the “Amended and Restated Credit Agreement”) with Beal Bank, SSB (“Beal Bank”) as original collateral agent and administrative agent, and Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP (collectively, “Icahn Partners”), as initial lenders. In connection with a settlement of certain disputes between the Company and Icahn Partners, the Amended and Restated Credit Agreement was subsequently amended, retroactive to the Consummation Date, to reduce the total principal amount outstanding as of the Consummation Date to $346,500 and to provide that interest would be payable on all principal outstanding. In April 2012, Beal Bank was replaced as collateral agent and administrative agent by Icahn Agency Services, LLC.

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

TER Holdings may elect, at its option, to prepay Term Loans outstanding under the Amended and Restated Credit Agreement. Any such optional prepayment after January 1, 2012 would be made at par. TER Holdings may be required to make mandatory prepayments of the Term Loans in connection with asset dispositions, debt and equity issuances and extraordinary receipts. During March 2012, in addition to its scheduled quarterly principal amortization payment, TER Holdings made a $2,100 mandatory prepayment of the Term Loans utilizing proceeds from certain extraordinary receipts during 2011. During 2011, in addition its scheduled quarterly principal amortization payments, TER Holdings made $43,750 of mandatory prepayments utilizing proceeds from certain extraordinary receipts during 2010 and net cash proceeds from the sale of Trump Marina and the Steel Pier and skybridge at Trump Taj Mahal.

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

Under the Amended and Restated Credit Agreement, the Company and its subsidiaries are subject to certain affirmative and negative covenants. The negative covenants impose restrictions with respect to, among other things, (i) incurring liens, (ii) incurring debt, (iii) mergers or consolidations, (iv) sales or other dispositions of assets, (v) investments, (vi) dividends or distributions on, or repurchases of, equity interests, (vii) prepaying or repurchasing debt and (viii) certain capital expenditures. The Amended and Restated Credit Agreement contains customary event of default and remedy provisions, including a provision stating that an event of default includes any termination or expiration of the Second Amended and Restated Trademark License Agreement entered into on the Consummation Date (the “Trademark License Agreement”) or the issuance of an injunction or similar order against the Company under the Trademark License Agreement. As of June 30, 2012, the Company was in compliance with the terms of the Amended and Restated Credit Agreement.

(6) Earnings Per Share
The computations of basic and diluted net income (loss) per share for the periods presented are as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator for basic and diluted income (loss) per share:
Income (loss) from continuing operations	$14,913	$(4,594)	$4,800	$(15,989)
Income (loss) from discontinued operations	5,454	(2,771)	5,792	(6,547)
Net income (loss)	$20,367	$(7,365)	$10,592	$(22,536)

Denominator:
Weighted average shares outstanding - basic	10,890,002	10,767,858	10,867,926	10,767,858
Effect of dilutive securities:
Restricted stock and restricted stock units	3,946	—	28,946	—
Weighted average shares outstanding - diluted	10,893,948	10,767,858	10,896,872	10,767,858

Basic net income (loss) per share:
Income (loss) from continuing operations	$1.37	$(0.43)	$0.44	$(1.48)
Income (loss) from discontinued operations	0.50	(0.25)	0.53	(0.61)
Basic net income (loss) per share	$1.87	$(0.68)	$0.97	$(2.09)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$1.37	$(0.43)	$0.44	$(1.48)
Income (loss) from discontinued operations	0.50	(0.25)	0.53	(0.61)
Diluted net income (loss) per share	$1.87	$(0.68)	$0.97	$(2.09)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(dollars in thousands, except share and per share data)

Potentially dilutive common shares excluded from the computation of diluted net income (loss) per share due to anti-dilution for the periods presented above are as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2012	2011	2012	2011
Potentially dilutive common shares:
Restricted stock awards	—	267,860	—	267,860
Warrants	535,714	535,714	535,714	535,714
Total	535,714	803,574	535,714	803,574

On April 1, 2012, a total of 50,000 restricted stock units were awarded to five employees with a weighted-average contractual life of two years.

On the Consummation Date pursuant to the Plan of Reorganization, warrants were issued to Donald J. Trump to purchase up to 535,714 shares of the Company's common stock at an exercise price of $123.74 per share, subject to certain anti-dilution provisions set forth therein.

(7) Income Taxes
We did not record a tax provision during the three and six months ended June 30, 2012 and 2011.
At June 30, 2012, we had unrecognized tax benefits of approximately $2,372, including interest. In accordance with ASC Topic 805 – “Business Combinations” (“ASC 805”), $0 of unrecognized tax benefits would affect our effective tax rate for continuing operations, if recognized, and $0 would be recorded as a reduction to income tax expense for discontinued operations, if recognized.
We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties as a component of income tax expense. We did not recognize any interest associated with uncertain tax positions during the three and six months ended June 30, 2012. During the three and six months ended June 30, 2011, we recognized interest associated with uncertain tax positions of $765 and $1,473, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(dollars in thousands, except share and per share data)

Chapter 11 Case Implications

Pursuant to the Plan of Reorganization, on the Consummation Date, the Company realized cancellation of indebtedness income, and as a result, was required to reduce certain tax attributes such as net operating loss carryforwards (“NOLs”) and the tax basis of its assets. Effective January 1, 2011, the Company fully reduced its federal NOLs and credit carryforwards generated prior to 2011 as a result of the realized cancellation of indebtedness income pursuant to the applicable provisions of the Internal Revenue Code (the “Code”). The reduction of tax attributes and the application of Section 382 of the Code, as a result of the ownership change occurring on the Consummation Date, could result in increased future tax liabilities for the Company. The Company is also reviewing the technical merits of a potential tax reporting position as a result of the Plan of Reorganization and related transactions that may result in a substantial additional step-up in the tax basis of the Company's assets. The additional tax basis step-up in the Company's assets resulting from this tax reporting position, if any, would be subject to the application of Section 382 of the Code as a result of the ownership change which occurred on the Consummation Date. Any increased deferred tax assets, if any, from this tax reporting position would be offset by a full valuation allowance for financial statement purposes.

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

Under the New Jersey Casino Control Act (the “Act”), Trump Taj Mahal, Trump Plaza and Trump Marina are required to file New Jersey corporation business tax returns. As of December 31, 2011, Trump Taj Mahal, Trump Plaza and Trump Marina had NOLs of approximately $320,100, $352,700 and $351,100, respectively, for New Jersey state income tax purposes. The New Jersey state NOLs expire through 2031.
Tax Distributions

TER Holdings’ partnership agreement requires distributions to its partners sufficient in amount to cover all federal, state and local income taxes incident to their ownership of TER Holdings, including special allocations of income, gains, losses, deductions and credits. TER Holdings did not make any distributions for taxes during the six months ended June 30, 2012 and 2011.

(8) City of Atlantic City Real Property Tax Appeals

During June 2012, the Company settled with the City of Atlantic City (the “City”) with respect to its challenges to the real estate tax assessments for its casino properties for the tax years 2008 through 2012. Under the settlement terms, the City agreed to provide the Company with a credit for previously paid real estate taxes in the total amount of $54,000, to be applied against future real estate tax payments related to Trump Taj Mahal as follows: $15,000 in 2013; $9,000 per year in each of 2014, 2015 and 2016; and $12,000 in 2017. The City has the option to issue a cash refund to the Company at any time for the unused portion of the credit. As part of the settlement, the Company agreed to pay real estate taxes for 2012 based upon the City's 2012 assessments. In addition, the City confirmed its intention to assess Trump Taj Mahal Casino Resort at $1.0 billion for tax year 2013 (a 40% reduction from the 2012 assessment) and Trump Plaza Hotel and Casino at $250.0 million for tax year 2013 (a 66% reduction from the 2012 assessment), and the Company agreed not to challenge such 2013 assessments. The settlement terms are set forth in a Settlement Agreement entered into as of June 13, 2012 among the Company's subsidiaries Trump Taj Mahal Associates, LLC, Trump Plaza Associates, LLC and Trump Marina Associates, LLC (along with Golden Nugget Atlantic City, LLC, which purchased the former Trump Marina Hotel Casino from the Company during 2011) and the City and is attached hereto as Exhibit 10.1.

The present value of the settlement, net of estimated legal fees and other expenses, was recorded as a reduction to operating costs and expenses and was estimated to be approximately $39,204, of which $30,874 relates to the Company's continuing operations and $8,330 relates to its discontinued operation. The Company is currently disputing the computation of certain fees incurred related to the appeals.

Property taxes reflected on the statements of operations for the three and six months ended June 30, 2012 include $2,290 of expense to record the six-month effect of an 11.1% increase in the City's 2012 property tax rate, which is retroactive to January 1, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(dollars in thousands, except share and per share data)

(9) Income Related to Utility Agreements

On February 27, 2012, the Company entered into various agreements with one of its utility providers. In consideration for entering into the agreements, the Company received $3,000 in cash and will receive rate reduction credits totaling approximately $1,960 which are to be applied against future invoices for services provided in equal monthly increments of $35 through October 2016. The Company recognized $4,415 of income, net of related expenses, during the six months ended June 30, 2012 in connection with entering into these agreements, of which $3,532 related to its continuing operations and $883 related to its discontinued operations.

(10) Income Related to Deed Amendment

Pursuant to an Agreement (the “2011 Trump Plaza/Boardwalk Agreement”) entered into on March 14, 2011 between Trump Plaza Associates and Boardwalk Florida Enterprises, LLC (“Boardwalk”), the owner of certain real property in Atlantic City that was acquired from Trump Plaza Associates in 2005, Trump Plaza Associates and Boardwalk agreed that the deed provision restricting the development of gaming activities on such real property would be discharged and released and replaced with new contractual restrictions set forth in the 2011 Trump Plaza/Boardwalk Agreement. In connection with its execution of the 2011 Trump Plaza/Boardwalk Agreement and the related deed modification, the Company received $5,465 on March 14, 2011. Such amount is reflected in non-operating income in the statement of operations during the six months ended June 30, 2011.

(11) Insurance Proceeds

On July 16, 2010, Trump Plaza was temporarily closed due to a leak in a water main managed by the utility company that provides Trump Plaza with the necessary cold water for its air conditioning. Trump Plaza reopened the majority of its operations on July 18, 2010 after temporary cooling systems were put in place to remediate the problem. Trump Plaza became fully operational on July 22, 2010. The Company filed a business interruption claim with its insurance carrier and received insurance proceeds totaling $2,085, of which $1,551 was received during 2011 and recognized as other revenues during the six months ended June 30, 2011.

(12) Commitments and Contingencies

Casino Reinvestment Development Authority Obligations – As required by the provisions of the Act, a casino licensee must pay an investment alternative tax of 2.5% of its gross casino revenues as defined in the Act. However, pursuant to contracts with the Casino Reinvestment Development Authority (the “CRDA”), Trump Taj Mahal, Trump Plaza and Trump Marina (through the date of its sale) (collectively, the “Trump Entities”) each pay 1.25% of their gross casino revenues to the CRDA (the “CRDA Payment”) to fund qualified investments as defined in the Act and such CRDA Payment entitles each such casino property to an investment tax credit in an amount equal to twice the amount of the CRDA Payment against the 2.5% investment alternative tax. Qualified investments may include the purchase of bonds issued by the CRDA at a below market rate of interest, direct investment in projects or donation of funds to projects as determined by the CRDA. According to the Act, funds on deposit with the CRDA are invested by the CRDA and the resulting interest income is shared two-thirds to the casino and one-third to the CRDA. Further, the Act requires that CRDA bonds be issued at statutory rates established at two-thirds of the average rate of the Bond Buyer Weekly 25 Revenue Bond Index for bonds available for purchase during the last 26 weeks preceding the date the CRDA issues its bond. The Company records charges to expense equal to one-third of its obligation to reflect the lower return on investment at the date the obligation arises. Pursuant to the contracts with the CRDA, each of the casino properties is required to make quarterly deposits with the CRDA to satisfy its investment obligations. We recognized expense related to our continuing operations of $398 and $768 during the three and six months ended June 30, 2012, respectively, and $439 and $816 during the three and six months ended June 30, 2011, respectively, to give effect to the below market interest rates associated with CRDA deposits and bonds.

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
In the event that any casino failed to make its payment as required, the remaining Casinos had the right, but not the obligation, to cure a payment delinquency. We expensed our share of the $90,000, estimated to be approximately $18,700 based on our actual market share of gross gaming revenue, on a straight-line basis over the term of the 2008 Subsidy Agreement. We recorded expense within our continuing operations related to the 2008 Subsidy Agreement of $1,334 and $2,558 during the three and six months ended June 30, 2011, respectively.
Atlantic City Tourism District – In February 2011, as part of the State of New Jersey's plan to revitalize Atlantic City's casino and tourism industries, a law was enacted requiring the creation of a tourism district (the “Tourism District”) to be administered and managed by the CRDA. The Tourism District includes each of the Atlantic City casino properties, along with certain other tourism related areas of Atlantic City. The law requires, among other things, the creation of a public-private partnership between the CRDA and a private entity that represents existing and future casino licensees. The private entity, known as The Atlantic City Alliance (the “ACA”), was established in the form of a not-for-profit corporation, of which Trump Taj Mahal and Trump Plaza are members. The public-private partnership established between the ACA and the CRDA is for an initial term of five years. Its general purpose is to revitalize and market the Tourism District. The law requires that a $5,000 contribution be made to this effort by all casinos prior to 2012, followed by an annual amount of $30,000 to be contributed by the casinos commencing January 1, 2012 for a term of five years. Each casino's portion of the annual contributions will equate to a the percentage representing its gross gaming revenue for the prior calendar quarter compared to the aggregate gross gaming revenues for that period for all casinos. During the three and six months ended June 30, 2012, we recognized $951 and $2,049, respectively, of expense related to our portion of the $30,000 contribution to be made during 2012. During the three and six months ended June 30, 2011, we recognized $202 and $405, respectively, of expense related to our portion of the $5,000 contribution to be made prior to 2012.
Boardwalk Revitalization Project – During 2004, the Boardwalk Revitalization Fund was established by the CRDA to fund eligible boardwalk revitalization projects. The Boardwalk Revitalization Fund may be funded by a portion of the proceeds of the issuance and sale of certain Parking Fee Revenue Bonds and Atlantic City Fund Investment Alternative Tax Obligations.
During November 2011, the CRDA approved Trump Taj Mahal's application for the restoration of its building façade and other elements along its Boardwalk level, its three connecting grand staircases and its open-air second level promenade for its entire frontage along the Atlantic City Boardwalk (the “Boardwalk Façade Project”) and approved a fund reservation in the amount of $6,859 from such funds to be appropriated from Trump Taj Mahal's and Trump Plaza's remaining designated share of the Boardwalk Revitalization Fund.
A Project Grant Agreement dated as of March 30, 2012 was entered into by and between the CRDA and Trump Taj Mahal Associates, LLC and Trump Plaza Associates, LLC (the “Project Grant Agreement”). Pursuant to the Project Grant Agreement, the amount available from the Boardwalk Revitalization Fund to fund the Boardwalk Façade Project shall not exceed $6,859 and excess amounts necessary to complete the Project, if any, shall be borne by Trump Taj Mahal. Construction on the Project commenced in early 2012 and is expected to be completed during the fourth quarter of 2012.

(13) Legal Proceedings
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

Former Shareholders State Court Litigation – On or about April 4, 2011, certain former shareholders of Trump Hotels & Casino Resorts, Inc. (the “Former Shareholders”) filed a complaint against TCI 2 Holdings, LLC, TER Development Co., LLC, and TER Management Co., LLC in the Superior Court of New Jersey, Law Division, Atlantic County, Docket No. ATL-L-2618-11 (the “Former Shareholders State Court Litigation”). In the Former Shareholders State Court Litigation, the Former Shareholders allege that they are entitled to a judgment in an amount in excess of $3,500 (plus pre- and post-judgment interest from May 20, 2005) on account of distributions that they were entitled to be paid under the Second Amended Joint Plan Of Reorganization of THCR/LP Corporation et al. Dated As of March 30, 2005 (the “2005 Plan of Reorganization”). The Company disputes the Former Shareholders’ claim that they were entitled to be paid any distribution under the 2005 Plan of Reorganization and is actively defending the Former Shareholders State Court Litigation.

Estate of Martin Caballero Lawsuit – On May 18, 2012, a lawsuit was filed by the estate and certain family members of Martin Caballero against the Company and certain of its affiliates in the Superior Court of New Jersey, Hudson County, Law Division (Docket No L-2553-12). The lawsuit alleges, among other things, negligence by the Company and certain of its affiliates in connection with the May 21, 2010 kidnapping of Mr. Caballero by two assailants on the grounds of the Taj Mahal’s parking garage, and Mr. Caballero’s subsequent murder. The lawsuit seeks unspecified damages with respect to such claim. The Company intends to vigorously defend such case and has contacted its liability insurance carrier regarding any losses incurred in connection with this lawsuit. This matter is currently in the early stages of litigation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(dollars in thousands, except share and per share data)

(14) Fair Value Measurements
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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Balances Measured at Fair Value

	June 30, 2012				December 31, 2011
	Balance	Level 1	Level 2	Level 3	Balance	Level 1	Level 2	Level 3
CRDA investments, net	$39,410	—	$39,410	—	$40,178	$—	$40,178	$—

The fair value measurements relating to our CRDA bonds and deposits were determined using inputs within Level 2 of ASC 820’s hierarchy. CRDA assets are discussed in Note 12.

Balances Disclosed at Fair Value

The carrying amounts of financial instruments included in current assets and current liabilities approximate their fair values due to their short-term nature. The carrying amounts of CRDA investments approximate their fair value as a result of allowances established to give effect to below-market interest rates.
The estimated fair values of other financial instruments are as follows:

	June 30, 2012
	Amount Outstanding	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Amended and Restated Credit Agreement	$293,720	$293,720	$293,720	Level 2

	December 31, 2011
	Amount Outstanding	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Amended and Restated Credit Agreement	$297,553	$297,553	$297,553	Level 2

The carrying amount of the Amended and Restated Credit Agreement approximates its fair value. The Company’s other long-term debt was not significant at June 30, 2012 and December 31, 2011.

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

On May 8, 2012, Trump Taj Mahal Associates completed the sale of its off-site warehouse (the “EHT Property”) located in Egg Harbor Township, New Jersey to Schoffer Enterprises, LLC pursuant to the terms of the Agreement of Sale dated as of February 6, 2012. The net cash proceeds of the transaction of $1.9 million are required to be used in a manner permitted under the Amended and Restated Credit Agreement. In accordance with ASC 360, the Company recorded a non-cash asset impairment charge of $1.1 million to record the EHT Property at its fair value less costs to sell. Such amount is reflected in Asset impairment charge in the consolidated statement of operations.

The Company is currently evaluating certain strategic alternatives with respect to certain of its long-lived assets, including a potential sale of Trump Plaza.

During June 2012, the Company settled with the City of Atlantic City (the “City”) with respect to its challenges to the real estate tax assessments for its casino properties for the tax years 2008 through 2012. Under the settlement terms, the City agreed to provide the Company with a credit for previously paid real estate taxes in the total amount of $54.0 million, to be applied against future real estate tax payments related to Trump Taj Mahal Casino Resort as follows: $15.0 million in 2013; $9.0 million per year in each of 2014, 2015 and 2016; and $12.0 million in 2017. The City has the option to issue a cash refund to the Company at any time for the unused portion of the credit. As part of the settlement, the Company agreed to pay real estate taxes for 2012 based upon the City's 2012 assessments. In addition, the City confirmed its intention to assess Trump Taj Mahal Casino Resort at $1.0 billion for tax year 2013 (a 40% reduction from the 2012 assessment) and Trump Plaza Hotel and Casino at $250.0 million for tax year 2013 (a 66% reduction from the 2012 assessment), and the Company agreed not to challenge such 2013 assessments. The settlement terms are set forth in a Settlement Agreement entered into as of June 13, 2012 among the Company's subsidiaries Trump Taj Mahal Associates, LLC, Trump Plaza Associates, LLC and Trump Marina Associates, LLC (along with Golden Nugget Atlantic City, LLC, which purchased the former Trump Marina Hotel Casino from the Company during 2011) and the City and is attached hereto as Exhibit 10.1.

The present value of the settlement, net of estimated legal fees and other expenses, was recorded as a reduction to operating costs and expenses and was estimated to be approximately $39.2 million, of which $30.9 million relates to the Company's continuing operations and $8.3 million relates to its discontinued operation. The Company is currently disputing the computation of certain fees incurred related to the appeals.

Property taxes reflected on the statements of operations for the three and six months ended June 30, 2012 include $2.3 million of expense to record the six-month effect of an 11.1% increase in the City's 2012 property tax rate, which is retroactive to January 1, 2012.

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
Financial Condition
Liquidity and Capital Resources
General. Cash flows from the operating activities of our casino properties constitute our primary source of liquidity. Currently, our liquidity and cash flow is affected by a variety of factors, many of which are outside of our control, including worsening economic conditions, the tightened credit markets, the downturn in the Atlantic City gaming market, regulatory issues, competition (both from casinos in Atlantic City and other gaming venues in our region) and other general business conditions. Although we anticipate significant cash flow savings during 2013 as a result of our recent property tax settlement with the City, the continuing effects of competition, including the opening of Revel in Atlantic City in spring 2012 and the recent property tax rate increase by the City, continue to have a negative impact on our cash flows. We cannot be assured that we will possess sufficient income and liquidity to continue to fund our operations and our required or planned capital expenditures. If our operating results do not improve, we may not have sufficient sources of liquidity to meet our cash obligations during the third and fourth quarters and going forward, including with respect to quarterly interest and amortization payments under our Amended and Restated Credit Agreement, and we may not be able to continue to satisfy the liquidity requirements of the New Jersey Division of Gaming Enforcement (“DGE”) to continue to operate our business. We continue to explore various strategic alternatives, including obtaining additional sources of funding, in the event our operating results and liquidity do not improve. There can be no assurance that we will be successful in pursuing these alternatives or that we will have or be able to obtain sufficient funding to meet our obligations. We are currently financing our operations using our cash on hand.
We have been operating and are continuing to operate in an extremely challenging and competitive business environment. Cash flows used in our continuing operating activities were $7.8 million during the six months ended June 30, 2012 compared to $25.1 million during the six months ended June 30, 2011. The lower cash flows used in continuing operations was principally due to a decrease in cash expenditures related to professional fees and expenses associated with our reorganization and the receipt of $3.0 million in connection with entering into various utility agreements with one of our utility providers.
Cash flows used in continuing investing activities were $2.9 million during the six months ended June 30, 2012 compared to $2.9 million during the six months ended June 30, 2011. Continuing investing activities during 2012 included capital expenditures of $3.7 million, $2.7 million related to Casino Reinvestment Development Authority (“CRDA”) investment obligations, $1.9 million of proceeds received in connection with the sale of our off-site warehouse, which are restricted in use under the terms of our Amended and Restated Credit Agreement and a $1.5 million decrease in restricted cash. Continuing investing activities during 2011 included capital expenditures of $7.6 million, $3.0 million related to CRDA investment obligations and a $7.7 million decrease in restricted cash.
Our cash flows used in continuing financing activities during the six months ended June 30, 2012 included (i) the repayment of $3.8 million of outstanding borrowings under our Amended and Restated Credit Agreement, which was comprised of a $2.1 million mandatory prepayment funded from restricted cash representing a portion of proceeds from certain extraordinary receipts during 2011 and quarterly amortization payments of $1.7 million and (ii) the repayment of capital lease obligations. During the six months ended June 30, 2011, our cash flows used in continuing financing activities included (i) the repayment of $41.7 million of outstanding borrowings under our Amended and Restated Credit Agreement, which included $12.0 million in mandatory prepayments which were funded from restricted cash representing a portion of proceeds from certain extraordinary receipts during 2010, $28.0 million utilizing net cash proceeds from the sale of Trump Marina and $1.7 million of quarterly amortization payments, and (ii) the repayment of capital lease obligations.

At June 30, 2012, we had $45.9 million in cash and cash equivalents and an additional $7.7 million of cash which was restricted in use under the terms of the Amended and Restated Credit Agreement. There was $293.7 million in principal outstanding under our Amended and Restated Credit Agreement as of June 30, 2012.
Our ability to meet our operating and debt service obligations depends on a number of factors, including our existing cash on hand and cash flows generated by our operating subsidiaries. There can be no assurance that other sources of funds will be available to us, or if available, at terms favorable to us.
TER has minimal operations, except for its ownership of TER Holdings and its subsidiaries. TER depends on the receipt of sufficient funds from its subsidiaries to meet its financial obligations. The ability of our subsidiaries to make payments to TER Holdings may also be restricted by the New Jersey Casino Control Commission (“CCC”) and the Division of Gaming Enforcement (“DGE”).
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

Analysis of Results of Operations

Our primary business activities are conducted by Trump Taj Mahal and Trump Plaza. In addition, we owned and operated Trump Marina through the consummation of its sale on May 24, 2011. Our 2012 operating results continue to be affected by various factors, including the effects of competition in our market and adjoining states and a weakening economy.

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

Revel Entertainment Group (“Revel”) partially opened its casino resort located next to Showboat Casino Hotel in Atlantic City on April 2, 2012 with limited amenities. Revel officially opened on May 25, 2012 and continues to add new amenities.

During late April 2012, the Golden Nugget in Atlantic City unveiled the $150 million in renovations made to the property since May 2011, including a remodeled casino floor, refurbished rooms, and new restaurants, retail outlets and spa.

Maryland Live! Casino, located in Hanover, Maryland, opened on June 6, 2012. The casino opened with approximately 3,200 slot machines and electronic table games and has recently added an additional 531 slot machines. Maryland Live! expects to feature 4,750 slot machines and table games by late 2012. Maryland continues to consider legislation which would allow table games in all of its casinos, as well as an additional casino in Prince George's County.

During July 2012, the Pennsylvania Gaming Control Board announced that it would keep a second casino license that was designated for Philadelphia in the city. The second casino is not expected to be operating until 2014 at the earliest.

In addition, efforts to legalize casino gambling in New Jersey outside of Atlantic City continue. The Governor of New Jersey continues to express his commitment to revitalizing Atlantic City and has opposed allowing casino gambling outside of Atlantic City.

The following analyses of our results of operations should be read in conjunction with and give consideration to the following:
Gross Gaming Revenues. For the three months ended June 30, 2012, gross gaming revenues in the Atlantic City market (as reported to the DGE) decreased 6.8% due to a 6.0% decrease in slot revenues and an 8.8% decrease in table game revenues compared to the three months ended June 30, 2011. Excluding Trump Marina, for the three months ended June 30, 2012, we experienced a 27.0% decrease in overall gross gaming revenues, comprised of a 16.0% decrease in slot revenues and a 48.8% decrease in table game revenues compared to the prior-year period.
For the six months ended June 30, 2012, gross gaming revenues in the Atlantic City market (as reported to the DGE) decreased 6.4% due to a 4.3% decrease in slot revenues and an 11.4% decrease in table game revenues compared to the six months ended June 30, 2011. Excluding Trump Marina, for the six months ended June 30, 2012, we experienced an 18.1% decrease in overall gross gaming revenues, comprised of a 9.1% decrease in slot revenues and a 35.2% decrease in table game revenues compared to the prior-year period.
Atlantic City's gaming revenues continue to decline, even since the opening of Revel, Atlantic City's newest casino resort, earlier this year. In addition, the opening of Revel has negatively affected our operations.

Settlement of Property Tax Appeals. During June 2012, the Company settled with the City with respect to its challenges to the real estate tax assessments for its casino properties for the tax years 2008 through 2012. Under the settlement terms, the City agreed to provide the Company with a credit for previously paid real estate taxes in the total amount of $54.0 million, to be applied against future real estate tax payments related to Trump Taj Mahal Casino Resort as follows: $15.0 million in 2013; $9.0 million per year in each of 2014, 2015 and 2016; and $12.0 million in 2017. The City has the option to issue a cash refund to the Company at any time for the unused portion of the credit. As part of the settlement, the Company agreed to pay real estate taxes for 2012 based upon the City's 2012 assessments.

The present value of the settlement, net of estimated legal fees and other expenses, was recorded as a reduction to operating costs and expenses and was estimated to be approximately $39.2 million, of which $30.9 million relates to the Company's continuing operations and $8.3 million relates to its discontinued operation.

Income Related to Utility Agreements. On February 27, 2012, the Company entered into various agreements with one of its utility providers. In consideration for entering into the agreements, the Company received $3.0 million in cash and will receive rate reduction credits totaling approximately $2.0 million which are to be applied against future invoices for services provided in equal monthly increments through October 2016. The Company recognized within its continuing operations $3.5 million of income, net of related expenses, during the first quarter of 2012 (of which $2.6 million related to Trump Taj Mahal and $0.9 million related to Trump Plaza) in connection with entering into these agreements.

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
The following table includes selected data of our casino properties and should be read with the following discussion of our results of operations.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2012	2011	2012	2011
Gaming revenues
Trump Taj Mahal	$72.0	$97.2	$150.6	$179.5
Trump Plaza	27.2	39.1	54.1	73.6
Total	$99.2	$136.3	$204.7	$253.1

Net revenues
Trump Taj Mahal	$72.1	$92.4	$147.2	$171.8
Trump Plaza	27.0	36.0	53.1	70.4
Total	$99.1	$128.4	$200.3	$242.2

Income (loss) from operations
Trump Taj Mahal	$14.5	$11.2	$17.8	$11.5
Trump Plaza	11.1	(3.0)	8.8	(6.7)
Corporate and other	(1.8)	(2.4)	(3.9)	(5.0)
Total	$23.8	$5.8	$22.7	$(0.2)

Income related to property tax settlement, net of fees
Trump Taj Mahal	$16.8	$—	$16.8	$—
Trump Plaza	14.1	—	14.1	—
Total	$30.9	$—	$30.9	$—

Depreciation and amortization
Trump Taj Mahal	$4.3	$5.7	$8.5	$11.3
Trump Plaza	1.0	2.7	1.9	5.3
Corporate and other	—	—	—	0.1
Total	$5.3	$8.4	$10.4	$16.7
Comparison of Three-Month Periods Ended June 30, 2012 and 2011

Trump Taj Mahal – Gaming revenues decreased $25.2 million due to a $17.9 million decrease in table games revenue and a $7.3 million decrease in slots revenue. The decrease in table games revenue was due to a significant decrease in table hold percentage and a 26.1% decrease in amounts wagered on table games and a $1.2 million decrease in poker revenue. The decrease in slot revenue was principally due to a 14.6% decrease in slot handle. Net revenues decreased $20.3 million principally due to the lower gaming revenues partially offset by a decrease in promotional allowances.

Excluding income related to the property tax settlement, loss from operations was $2.3 million during the three months ended June 30, 2012 compared to income from operations of $11.2 million during the three months ended June 30, 2011. Income from operations decreased $13.5 million as the decrease in net revenues was partially offset by a $6.8 million decrease in operating expenses. Total operating expenses decreased principally due to: a $2.9 million decrease in payroll and related costs due to reductions in workforce implemented during 2011 partially offset by increased group medical costs; a $2.5 million decrease in gaming taxes and regulatory fees; a $1.4 million decrease in depreciation expense; a $1.2 million decrease in utility costs; a $1.0 million decrease in provisions for doubtful accounts; and a $0.9 million decrease in expense related to the 2008 New Jersey Sports and Exposition Authority (“NJSEA”) Subsidy Agreement. These decreases were partially offset by a $1.8 million increase in property tax expense due to an 11.1% rate increase by the City, a $0.8 million increase in insurance costs and a $0.7 million increase in costs associated with the Atlantic City Alliance.
Trump Plaza – Net revenues decreased $9.0 million principally due to lower gaming revenues and the $1.6 million recognized during 2011 in connection with the business interruption claim partially offset by a decrease in promotional allowances. Gaming revenues decreased $11.9 million due to a $4.6 million decrease in table games revenue and a $7.3 million decrease in slot revenue. The decrease in table games revenue was due to a 62.9% decrease in amounts wagered. Slot revenue decreased principally due to a 23.6% decrease in slot handle.
Loss from operations before income related to the property tax settlement was $3.0 million during the three months ended June 30, 2012 compared to a loss from operations of $3.0 million during the three months ended June 30, 2011 as the lower net revenues were offset by a $9.0 million decrease in operating expenses. The decrease in operating expenses was primarily attributable to a $4.2 million decrease in payroll and related costs due to the reductions in workforce implemented during 2011; a $1.7 million decrease in depreciation expense; a $1.2 million decrease in gaming taxes and fees, principally due to the lower gaming revenues; a $0.9 million decrease in promotional costs; a $0.6 million decrease in general and administrative expenses; a $0.4 million decrease in utility costs; and a $0.4 million decrease in expense related to the 2008 NJSEA Subsidy Agreement. The decreases were partially offset by a $0.9 million increase in property tax expense principally due to the rate increase by the City and a $0.3 million increase in costs associated with the Atlantic City Alliance.
Corporate and Other – Corporate and other expenses decreased $0.6 million principally due to lower professional fees and expenses and lower property tax and insurance costs due to the sale of the former corporate office building.
Interest Income – Interest income was $0.2 million during the three months ended June 30, 2012 compared to $0.3 million during the three months ended June 30, 2011, principally due to lower average invested cash and cash equivalents on hand.
Interest Expense – Interest expense was $9.2 million during the three months ended June 30, 2012 compared to $10.8 million during the three months ended June 30, 2011. The lower interest expense during the three months ended June 30, 2012 reflects lower outstanding borrowings under the Amended and Restated Credit Agreement due to mandatory debt repayments from proceeds of extraordinary transactions and quarterly amortization payments.
Comparison of Six-Month Periods Ended June 30, 2012 and 2011

Trump Taj Mahal – Gaming revenues decreased $28.9 million due to a $21.3 million decrease in table games revenue and a $7.6 million decrease in slot revenue. The decrease in table games revenue was due to a 20.1% decrease in amounts wagered on table games and a decrease in hold percentage and a $2.5 million decrease in poker revenue. The decrease in slot revenue was principally due to an 8.9% decrease in slot handle. Net revenues decreased $24.6 million principally due to the lower gaming revenues partially offset by a $5.2 million decrease in gaming promotional allowances.

Excluding income related to the property tax settlement and utility agreements and the non-cash asset impairment charge, loss from operations was $0.5 million during the six months ended June 30, 2012 compared to income from operations of $11.5 million during the six months ended June 30, 2011. Income from operations decreased $12.0 million as the decrease in net revenues was offset by a $12.6 million decrease in operating expenses. Total operating expenses decreased principally due to: a $5.3 million decrease in payroll and related costs due to reductions in workforce implemented during 2011 partially offset by increased group medical costs; a $3.0 million decrease in gaming taxes and regulatory fees; a $2.8 million decrease in depreciation expense; a $2.1 million decrease in utility costs; a $1.7 million decrease in expense related to the 2008 NJSEA Subsidy Agreement; a $1.6 million decrease in provisions for doubtful accounts; and a $0.7 million decrease in general and administrative expenses. These decreases were partially offset by a $2.1 million increase in property taxes principally due to the rate increase by the City, a $1.5 million increase in costs associated with the Atlantic City Alliance and a $0.9 million increase in promotional expenses.

Trump Plaza – Net revenues decreased $17.3 million principally due to lower net gaming revenues and the $1.6 million recognized during 2011 in connection with the business interruption claim. Net gaming revenues decreased $14.8 million due to a $9.5 million decrease in table games revenue and a $10.0 million decrease in slot revenue partially offset by a $4.8 million decrease in gaming promotional allowances. The decrease in table games revenue was due to a 55.7% decrease in amounts wagered partially offset by an increase in hold percentage. Slot revenue decreased principally due to a 19.5% decrease in slot handle.
Loss from operations before income related to the property tax settlement and utility agreements was $6.2 million during the six months ended June 30, 2012 compared to a loss from operations of $6.7 million during the six months ended June 30, 2011 as the lower net revenues were more than offset by a $17.8 million decrease in operating expenses. The decrease in operating expenses was primarily attributable to an $8.4 million decrease in payroll and related costs due to the reductions in workforce implemented during 2011; a $3.4 million decrease in depreciation expense; a $2.0 million decrease in gaming taxes and fees, principally due to the lower gaming revenues; a $1.5 million decrease in general and administrative expenses; a $1.3 million decrease in promotional costs; a $0.9 million decrease in utility costs; a $0.8 million decrease in expense related to the 2008 NJSEA Subsidy Agreement; and a $0.5 million decrease in marketing and entertainment costs. The decreases were partially offset by a $1.1 million increase in property taxes and a $0.6 million increase in costs associated with the Atlantic City Alliance.
Corporate and Other – Corporate and other expenses decreased $1.1 million principally due to lower professional fees and expenses and lower property tax and insurance costs due to the sale of the former corporate office building.
Interest Income – Interest income was $0.5 million during the six months ended June 30, 2012 compared to $0.8 million during the six months ended June 30, 2011, principally due to lower average invested cash and cash equivalents on hand.
Interest Expense – Interest expense was $18.4 million during the six months ended June 30, 2012 compared to $22.1 million during the six months ended June 30, 2011. The lower interest expense during the six months ended June 30, 2012 reflects lower outstanding borrowings under the Amended and Restated Credit Agreement due to mandatory debt repayments from proceeds from extraordinary transactions and quarterly amortization payments.

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
Property and Equipment – Our operations are capital intensive and we make capital investments at each of our properties in the form of maintenance capital and, from time to time, expansion and product enhancement capital. At June 30, 2012, we had approximately $393.2 million of net property and equipment recorded on our balance sheet. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimates of the useful lives are based on the nature of the assets as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record additional impairment charges for these assets.
Intangible Assets – We had $8.7 million of intangible assets recorded on our balance sheet at June 30, 2012. We regularly evaluate our businesses for potential impairment indicators. Additionally, we perform impairment testing related to our indefinite-lived intangible assets at least annually. Our judgments regarding the existence of impairment indicators are based on, among other things, pending sales of assets, the regulatory and competitive status, operational performance of each of our businesses, and financial market valuations of conditions surrounding our business entities and the gaming industry. Future events, such as the failure to meet or exceed our operating plans, increased competition, the enactment of increased gaming or tax rates, or changes in market valuations could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.
TrumpONE Liability – Our unified player’s program, TrumpONE, allows customers to accumulate certain point-based rewards based on the volume of their gaming activity. TrumpONE customers may earn “comp dollars” redeemable for complimentary food, beverage and retail items and “slot dollars” which are redeemable for slot machine credits. Comp dollars and slot dollars accumulate over time and may be redeemed at the customer’s discretion under the terms of the program. Comp dollars and slot dollars are forfeited if a customer does not redeem earned rewards over a specified period of time. As a result of the ability of the customer to accumulate comp dollars and slot dollars, we accrue the associated expense, after giving effect to estimated forfeitures, as they are earned. At June 30, 2012, $1.7 million was accrued related to comp dollars and $0.6 million was accrued related to slot dollars earned under this program. Our accruals could be significantly affected if estimated forfeitures vary from historical levels or changes occur in the cost of providing complimentary food, beverage and retail items under the TrumpONE program. Management reviews our accruals for adequacy at the end of each reporting period.
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
The following table provides information about our debt obligations existing as of June 30, 2012. The following table presents principal cash flows and interest rates by expected maturity date of such debt obligations, except capitalized lease obligations.

(Dollars in millions)	Remainder of 2012	2013	2014	2015	2016	Thereafter	Total
Fixed rate debt maturities	$1.7	$3.5	$3.5	$285.0	$—	$—	$293.7
Interest rate	12.0%	12.0%	12.0%	12.0%
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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the information contained in Note 13 of our unaudited consolidated financial statements included herein, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10−K for the year ended December 31, 2011 (the “2011 Annual Report”). The risks described in our 2011 Annual Report, as updated by our quarterly reports on Form 10−Q, are not the only risks we face. In addition, you are referred to the above Management's Discussion and Analysis of Financial Condition and Results of Operations, and in particular the section captioned “Financial Condition - Liquidity and Capital Resources” for disclosure with respect to developments since we filed our 2011 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

10.1
Settlement Agreement entered into as of June 13, 2012 between and among Trump Marina Associates, LLC, Trump Plaza Associates, LLC, Trump Taj Mahal Associates, LLC, Golden Nugget Atlantic City, LLC and the City of Atlantic City

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

TRUMP ENTERTAINMENT RESORTS, INC.
(Registrant)

Date:	August 10, 2012	By:	/s/ DAVID R. HUGHES
David R. Hughes
Chief Financial Officer of Trump Entertainment Resorts, Inc.

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1
Settlement Agreement entered into as of June 13, 2012 between and among Trump Marina Associates, LLC, Trump Plaza Associates, LLC, Trump Taj Mahal Associates, LLC, Golden Nugget Atlantic City, LLC and the City of Atlantic City

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