Form 10-Q
period 2012-09-30
TRUMP ENTERTAINMENT RESORTS, INC.
filed 2012-10-18
CIK 943320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2012

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of October 18, 2012, there were 10,767,858 shares of common stock of Trump Entertainment Resorts, Inc. outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRUMP ENTERTAINMENT RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$53,605	$63,895
Accounts receivable, net	14,142	15,104
Accounts receivable, other	2,455	3,138
Property taxes receivable	19,482	4,979
Inventories	1,408	1,978
Deferred income taxes	556	556
Prepaid expenses and other current assets	5,375	4,886
Total current assets	97,023	94,536

Net property and equipment	389,709	402,980

Other assets
Restricted cash	5,138	11,347
Intangible assets	8,700	8,700
Property taxes receivable	33,551	4,737
Casino Reinvestment Development Authority investments, net	37,891	40,178
Other assets	16,650	16,332
Total other assets	101,930	81,294
Total assets	$588,662	$578,810

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$3,622	$3,967
Accounts payable	27,625	27,205
Accrued payroll and related expenses	13,292	14,302
Income taxes payable	—	1,500
Self-insurance reserves	14,888	14,039
Other current liabilities	19,631	19,399
Total current liabilities	79,058	80,412

Long-term debt, net of current maturities	294,858	299,676
Deferred income taxes	556	556
Other long-term liabilities	10,464	5,401

Stockholders' equity:
Preferred stock:
$.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock:
$.001 par value; 20,000,000 shares authorized, 10,767,858 and 10,714,286 shares issued and outstanding, respectively	11	11
Additional paid-in capital	225,219	225,169
Accumulated deficit	(21,504)	(32,415)
Total stockholders' equity	203,726	192,765
Total liabilities and stockholders' equity	$588,662	$578,810
See accompanying notes to consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except share and per share data)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Gaming	$118,716	$128,277	$323,453	$381,389
Rooms	23,790	22,889	59,991	58,437
Food and beverage	18,088	17,016	48,145	47,815
Other	5,459	5,691	14,898	18,178
	166,053	173,873	446,487	505,819
Less promotional allowances	(46,928)	(41,766)	(127,088)	(131,545)
Net revenues	119,125	132,107	319,399	374,274

Costs and expenses:
Gaming	47,917	54,354	139,850	167,110
Rooms	4,867	5,116	12,420	12,906
Food and beverage	8,984	9,113	24,138	25,766
General and administrative	28,182	30,429	84,301	91,243
Property taxes	12,865	12,723	38,702	35,469
Corporate and other	1,647	2,557	5,293	7,286
Corporate—related party	98	98	293	293
Depreciation and amortization	5,245	5,838	15,684	22,525
Income from settlement of property tax appeals, net of related fees	—	—	(30,874)	—
Income related to utility agreements	—	—	(3,532)	—
Asset impairment charge	—	—	1,100	—
	109,805	120,228	287,375	362,598
Income from operations	9,320	11,879	32,024	11,676

Non-operating income (expense):
Interest income	840	241	1,297	1,040
Interest expense	(9,328)	(10,241)	(27,689)	(32,291)
Income related to deed amendment	—	—	—	5,465
	(8,488)	(10,000)	(26,392)	(25,786)
Income (loss) before income taxes and discontinued operations	832	1,879	5,632	(14,110)
Income taxes	—	—	—	—
Income (loss) from continuing operations	832	1,879	5,632	(14,110)
(Loss) income from discontinued operations:
Trump Marina	(513)	(114)	5,279	(6,661)
(Loss) income from discontinued operations	(513)	(114)	5,279	(6,661)
Net income (loss)	$319	1,765	$10,911	$(20,771)

Net income (loss) per share—basic and diluted:
Continuing operations	$0.08	$0.17	$0.52	$(1.31)
Discontinued operations	(0.05)	(0.01)	0.48	(0.62)
Basic and diluted net income (loss) per share	$0.03	$0.16	$1.00	$(1.93)

Weighted average shares outstanding—basic	10,890,002	10,767,858	10,875,338	10,767,858
Weighted average shares outstanding—diluted	10,897,938	10,875,002	10,908,274	10,767,858

See accompanying notes to consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share data)

	Shares	Preferred Stock	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

Balance, December 31, 2011	—	$—	10,714,286	$11	$225,169	$(32,415)	$192,765
Stock-based compensation expense	—	—	53,572	—	50	—	50
Net income	—	—	—	—	—	10,911	10,911
Balance, September 30, 2012	—	$—	10,767,858	$11	$225,219	$(21,504)	$203,726

See accompanying notes to consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine Months
	Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,911	$(20,771)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation and amortization	15,684	22,525
Asset impairment charge	1,100	—
Income related to property tax settlement, net of related fees	(39,204)	—
Provisions for losses on receivables	1,001	4,393
Valuation allowance—CRDA investments	3,632	1,190
Accretion of interest income related to property tax settlements	(694)	(336)
Stock-based compensation expense	50	85
Gain on sale of assets	(66)	(248)
Changes in operating assets and liabilities:
Increase in receivables	(261)	(4,551)
Decrease in inventories	570	794
Decrease in property taxes receivable	5,000	3,641
(Increase) decrease in other current assets	(489)	4,347
Increase in restricted cash	—	(5,465)
(Increase) decrease in other assets	(110)	3,476
Decrease in accounts payable and other current liabilities	(2,128)	(21,825)
Increase in accrued interest payable	192	2,231
Decrease in other long-term liabilities	(1,650)	(701)
Net cash flows used in continuing operating activities	(6,462)	(11,215)
Net cash flows provided by discontinued operating activities	148	60
Net cash flows used in operating activities	(6,314)	(11,155)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,396)	(9,831)
Purchases of CRDA investments	(3,941)	(4,686)
Proceeds from CRDA investments	—	1,882
Proceeds from sales of fixed assets	1,949	4,003
Decrease in restricted cash	4,109	6,236
Net cash flows used in continuing investing activities	(3,279)	(2,396)
Net cash flows provided by discontinued investing activities	2,366	30,884
Net cash flows (used in) provided by investing activities	(913)	28,488

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of term loans	(4,699)	(46,349)
Decrease in restricted cash	2,100	15,750
Repayments of other long-term debt	(464)	(466)
Net cash flows used in continuing financing activities	(3,063)	(31,065)
Net decrease in cash and cash equivalents	(10,290)	(13,732)
Cash and cash equivalents at beginning of period	63,895	85,585
Cash and cash equivalents at end of period	$53,605	$71,853

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$27,390	$30,060
Cash paid for income taxes	$1,500	$—

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
In preparing the accompanying unaudited consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after September 30, 2012.

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

The following table provides a summary of Trump Marina's discontinued operations presented in our consolidated statements of operations for the periods presented:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2012	2011	2012	2011
Gaming revenues	$—	$—	$—	$48,242
Net revenues	—	—	—	45,074
Depreciation and amortization	—	—	—	481
(Loss) income from discontinued operations	(513)	(114)	5,279	(6,661)

Income from discontinued operations during the nine months ended September 30, 2012 includes $8,330 of income, net of related fees, related to the settlement with the City of Atlantic City with respect to its challenges to the real estate tax assessments for the tax years 2008 through 2012 (see Note 8) and $2,301 of non-cash expense recognized in connection with the donation of $7,005 of previous CRDA deposits made by Trump Marina. On July 30, 2012, the Company received $2,366 from the CRDA representing the cash-back donation credit.

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

(4) Sale of Off-Site Warehouse and the Steel Pier

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

In accordance with ASC 360, during the first quarter of 2012, the Company recorded a non-cash asset impairment charge of $1,100 to record the EHT Property at its fair value less costs to sell. Such amount is reflected in Asset impairment charge in the consolidated statement of operations for nine months ended September 30, 2012.

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

(5) Debt
As of September 30, 2012 and December 31, 2011, our debt consisted of the following:

	September 30, 2012	December 31, 2011
Senior Secured Credit Facility:
Term Loans - maturing December 31, 2015, interest and principal payments due quarterly at 12.0%	$292,854	$297,553
Other:
Capitalized lease obligations, payments due at various dates through 2028, secured by slot and other equipment, interest at 8.5% to 12.0%	5,626	6,090
Total long-term debt	298,480	303,643
Less: current maturities	(3,622)	(3,967)
Long-term debt, net of current maturities	$294,858	$299,676

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

Under the Amended and Restated Credit Agreement, the Company and its subsidiaries are subject to certain affirmative and negative covenants. The negative covenants impose restrictions with respect to, among other things, (i) incurring liens, (ii) incurring debt, (iii) mergers or consolidations, (iv) sales or other dispositions of assets, (v) investments, (vi) dividends or distributions on, or repurchases of, equity interests, (vii) prepaying or repurchasing debt and (viii) certain capital expenditures. The Amended and Restated Credit Agreement contains customary event of default and remedy provisions, including a provision stating that an event of default includes any termination or expiration of the Second Amended and Restated Trademark License Agreement entered into on the Consummation Date (the “Trademark License Agreement”) or the issuance of an injunction or similar order against the Company under the Trademark License Agreement. As of September 30, 2012, the Company was in compliance with the terms of the Amended and Restated Credit Agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(dollars in thousands, except share and per share data)

(6) Earnings Per Share
The computations of basic and diluted net income (loss) per share for the periods presented are as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator for basic and diluted income (loss) per share:
Income (loss) from continuing operations	$832	$1,879	$5,632	$(14,110)
(Loss) income from discontinued operations	(513)	(114)	5,279	(6,661)
Net income (loss)	$319	$1,765	$10,911	$(20,771)

Denominator:
Weighted average shares outstanding - basic	10,890,002	10,767,858	10,875,338	10,767,858
Effect of dilutive securities:
Restricted stock and restricted stock units	7,936	107,144	32,936	—
Weighted average shares outstanding - diluted	10,897,938	10,875,002	10,908,274	10,767,858

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.08	$0.17	$0.52	$(1.31)
(Loss) income from discontinued operations	(0.05)	(0.01)	0.48	(0.62)
Basic net income (loss) per share	$0.03	$0.16	$1.00	$(1.93)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.08	$0.17	$0.52	$(1.31)
Income (loss) from discontinued operations	(0.05)	(0.01)	0.48	(0.62)
Diluted net income (loss) per share	$0.03	$0.16	$1.00	$(1.93)

Potentially dilutive common shares excluded from the computation of diluted net income (loss) per share due to anti-dilution for the periods presented above are as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2012	2011	2012	2011
Potentially dilutive common shares:
Restricted stock awards	—	160,716	—	267,860
Warrants	535,714	535,714	535,714	535,714
Total	535,714	696,430	535,714	803,574

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(dollars in thousands, except share and per share data)

(7) Income Taxes
We did not record a tax provision during the three and nine months ended September 30, 2012 and 2011.
At September 30, 2012, we had unrecognized tax benefits of approximately $2,372, including interest. Our unrecognized tax benefits would not impact our effective tax rate, if recognized.
We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties as a component of income tax expense. We did not recognize any interest associated with uncertain tax positions during the three and nine months ended September 30, 2012. During the three and nine months ended September 30, 2011, we recognized interest associated with uncertain tax positions of $774 and $2,247, respectively.

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

Utilization of certain federal NOLs available to TER after the Consummation Date is limited pursuant to Section 382 of the Code. As of December 31, 2011, we have federal NOLs of approximately $267,400 available to offset future taxable income, of which approximately $195,163 are limited pursuant to Section 382 of the Code to approximately $12,900 annually until expiration. The federal NOLs expire after 2031.

Under the New Jersey Casino Control Act (the “Act”), Trump Taj Mahal, Trump Plaza and Trump Marina are required to file New Jersey corporation business tax returns. As of December 31, 2011, Trump Taj Mahal, Trump Plaza and Trump Marina had NOLs of approximately $333,300, $329,500 and $335,900, respectively, for New Jersey state income tax purposes. The New Jersey state NOLs expire through 2031.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(dollars in thousands, except share and per share data)

Tax Distributions

TER Holdings’ partnership agreement requires distributions to its partners sufficient in amount to cover all federal, state and local income taxes incident to their ownership of TER Holdings, including special allocations of income, gains, losses, deductions and credits. TER Holdings did not make any distributions for taxes during the nine months ended September 30, 2012 and 2011.

(8) City of Atlantic City Real Property Tax Appeals

During June 2012, the Company settled with the City of Atlantic City (the “City”) with respect to its challenges to the real estate tax assessments for its casino properties for the tax years 2008 through 2012. Under the settlement terms, the City agreed to provide the Company with a credit for previously paid real estate taxes in the total amount of $54,000, to be applied against future real estate tax payments related to Trump Taj Mahal as follows: $15,000 in 2013; $9,000 per year in each of 2014, 2015 and 2016; and $12,000 in 2017. The settlement agreement provides that the City has the option to issue a cash refund to the Company at any time for the unused portion of the credit. As part of the settlement, the Company agreed to pay real estate taxes for 2012 based upon the City's 2012 assessments. In addition, the City confirmed its intention to assess Trump Taj Mahal Casino Resort at $1.0 billion for tax year 2013 (a 40% reduction from the 2012 assessment) and Trump Plaza Hotel and Casino at $250.0 million for tax year 2013 (a 66% reduction from the 2012 assessment), and the Company agreed not to challenge such 2013 assessments. The settlement terms were set forth in a Settlement Agreement entered into as of June 13, 2012 among the Company's subsidiaries Trump Taj Mahal Associates, LLC, Trump Plaza Associates, LLC and Trump Marina Associates, LLC (along with Golden Nugget Atlantic City, LLC, which purchased the former Trump Marina Hotel Casino from the Company during 2011) and the City.

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

Property taxes reflected on the statements of operations for the three and nine months ended September 30, 2012 include the effect of an 11.1% increase in the City's 2012 property tax rate, which is retroactive to January 1, 2012.

On October 17, 2012, the City and the Company entered into an Amendment to Settlement Agreement whereby the City agreed that, if a planned offering by the City of its tax appeal refunding bonds is successfully consummated, the City will, as permitted by the settlement agreement, pay to the Company, from the proceeds of the offering, the amount of $50,500 in cash within five days of the City's receipt of the proceeds, in lieu of the five-year credit provided for in the settlement agreement. The Company has agreed to accept such payment in full satisfaction of amounts due under the settlement agreement. Although the City has agreed to diligently and in good faith seek to consummate this bond offering, and has advised the Company that the offering is expected to occur during the fourth quarter of 2012, completion of the offering is subject to conditions beyond the control of the City and there can be no assurance as to the timing of the offering or whether it will actually be consummated. Accordingly, there can be no assurance that the Company will receive this cash refund from the City.

(9) Income Related to Utility Agreements

On February 27, 2012, the Company entered into various agreements with one of its utility providers. In consideration for entering into the agreements, the Company received $3,000 in cash and will receive rate reduction credits totaling approximately $1,960 which are to be applied against future invoices for services provided in equal monthly increments of $35 through October 2016. The Company recognized $4,415 of income, net of related expenses, during the nine months ended September 30, 2012 in connection with entering into these agreements, of which $3,532 related to its continuing operations and $883 related to its discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
(dollars in thousands, except share and per share data)

(10) Evacuation and Closure of Facilities

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
(11) Income Related to Deed Amendment

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

(12) Insurance Proceeds

On July 16, 2010, Trump Plaza was temporarily closed due to a leak in a water main managed by the utility company that provides Trump Plaza with the necessary cold water for its air conditioning. Trump Plaza reopened the majority of its operations on July 18, 2010 after temporary cooling systems were put in place to remediate the problem. Trump Plaza became fully operational on July 22, 2010. The Company filed a business interruption claim with its insurance carrier and received insurance proceeds totaling $2,085, of which $1,551 was received during 2011 and recognized as other revenues during the nine months ended September 30, 2011.

(13) Commitments and Contingencies

Casino Reinvestment Development Authority Obligations – As required by the provisions of the Act, a casino licensee must pay an investment alternative tax of 2.5% of its gross casino revenues as defined in the Act. However, pursuant to contracts with the Casino Reinvestment Development Authority (the “CRDA”), Trump Taj Mahal, Trump Plaza and Trump Marina (through the date of its sale) (collectively, the “Trump Entities”) each pay 1.25% of their gross casino revenues to the CRDA (the “CRDA Payment”) to fund qualified investments as defined in the Act and such CRDA Payment entitles each such casino property to an investment tax credit in an amount equal to twice the amount of the CRDA Payment against the 2.5% investment alternative tax. Qualified investments may include the purchase of bonds issued by the CRDA at a below market rate of interest, direct investment in projects or donation of funds to projects as determined by the CRDA. According to the Act, funds on deposit with the CRDA are invested by the CRDA and the resulting interest income is shared two-thirds to the casino and one-third to the CRDA. Further, the Act requires that CRDA bonds be issued at statutory rates established at two-thirds of the average rate of the Bond Buyer Weekly 25 Revenue Bond Index for bonds available for purchase during the last 26 weeks preceding the date the CRDA issues its bond. The Company records charges to expense equal to one-third of its obligation to reflect the lower return on investment at the date the obligation arises. Pursuant to the contracts with the CRDA, each of the casino properties is required to make quarterly deposits with the CRDA to satisfy its investment obligations. We recognized expense related to our continuing operations of $564 and $3,632 during the three and nine months ended September 30, 2012, respectively, and $374 and $1,190 during the three and nine months ended September 30, 2011, respectively, to give effect to the below market interest rates associated with CRDA deposits and bonds.

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
In the event that any casino failed to make its payment as required, the remaining Casinos had the right, but not the obligation, to cure a payment delinquency. We expensed our share of the $90,000, estimated to be approximately $18,700 based on our actual market share of gross gaming revenue, on a straight-line basis over the term of the 2008 Subsidy Agreement. We recorded expense within our continuing operations related to the 2008 Subsidy Agreement of $1,570 and $4,127 during the three and nine months ended September 30, 2011, respectively.
Atlantic City Tourism District – In February 2011, as part of the State of New Jersey's plan to revitalize Atlantic City's casino and tourism industries, a law was enacted requiring the creation of a tourism district (the “Tourism District”) to be administered and managed by the CRDA. The Tourism District includes each of the Atlantic City casino properties, along with certain other tourism related areas of Atlantic City. The law requires, among other things, the creation of a public-private partnership between the CRDA and a private entity that represents existing and future casino licensees. The private entity, known as The Atlantic City Alliance (the “ACA”), was established in the form of a not-for-profit corporation, of which Trump Taj Mahal and Trump Plaza are members. The public-private partnership established between the ACA and the CRDA is for an initial term of five years. Its general purpose is to revitalize and market the Tourism District. The law requires that a $5,000 contribution be made to this effort by all casinos prior to 2012, followed by an annual amount of $30,000 to be contributed by the casinos commencing January 1, 2012 for a term of five years. Each casino's portion of the annual contributions will equate to the percentage representing its gross gaming revenue for the prior calendar quarter compared to the aggregate gross gaming revenues for that period for all casinos. During the three and nine months ended September 30, 2012, we recognized $1,025 and $3,074, respectively, of expense related to our portion of the $30,000 contribution to be made during 2012. During the three and nine months ended September 30, 2011, we recognized $203 and $608, respectively, of expense related to our portion of the $5,000 contribution made prior to 2012.
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

Former Shareholders State Court Litigation – On or about April 4, 2011, certain former shareholders of Trump Hotels & Casino Resorts, Inc. (the “Former Shareholders”) filed a complaint against TCI 2 Holdings, LLC, TER Development Co., LLC, and TER Management Co., LLC in the Superior Court of New Jersey, Law Division, Atlantic County, Docket No. ATL-L-2618-11 (the “Former Shareholders State Court Litigation”). In the Former Shareholders State Court Litigation, the Former Shareholders alleged that they were entitled to a judgment in an amount in excess of $3,500 (plus pre- and post-judgment interest from May 20, 2005) on account of distributions that they were entitled to be paid under the Second Amended Joint Plan Of Reorganization of THCR/LP Corporation et al. Dated As of March 30, 2005 (the “2005 Plan of Reorganization”). The parties have executed a stipulation of dismissal with prejudice as to all claims which has been submitted to the Court.

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

(15) Fair Value Measurements
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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Balances Measured at Fair Value

	September 30, 2012				December 31, 2011
	Balance	Level 1	Level 2	Level 3	Balance	Level 1	Level 2	Level 3
CRDA investments, net	$37,891	—	$37,891	—	$40,178	$—	$40,178	$—

The fair value measurements relating to our CRDA bonds and deposits were determined using inputs within Level 2 of ASC 820’s hierarchy. CRDA assets are discussed in Note 13.

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
The estimated fair values of other financial instruments are as follows:

	September 30, 2012
	Amount Outstanding	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Amended and Restated Credit Agreement	$292,854	$292,854	$292,854	Level 2

	December 31, 2011
	Amount Outstanding	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Amended and Restated Credit Agreement	$297,553	$297,553	$297,553	Level 2

The carrying amount of the Amended and Restated Credit Agreement approximates its fair value. The Company’s other long-term debt was not significant at September 30, 2012 and December 31, 2011.

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

During June 2012, the Company settled with the City of Atlantic City (the “City”) with respect to its challenges to the real estate tax assessments for its casino properties for the tax years 2008 through 2012. Under the settlement terms, the City agreed to provide the Company with a credit for previously paid real estate taxes in the total amount of $54.0 million, to be applied against future real estate tax payments related to Trump Taj Mahal Casino Resort as follows: $15.0 million in 2013; $9.0 million per year in each of 2014, 2015 and 2016; and $12.0 million in 2017. The settlement agreement provides that the City has the option to issue a cash refund to the Company at any time for the unused portion of the credit. As part of the settlement, the Company agreed to pay real estate taxes for 2012 based upon the City's 2012 assessments. In addition, the City confirmed its intention to assess Trump Taj Mahal Casino Resort at $1.0 billion for tax year 2013 (a 40% reduction from the 2012 assessment) and Trump Plaza Hotel and Casino at $250.0 million for tax year 2013 (a 66% reduction from the 2012 assessment), and the Company agreed not to challenge such 2013 assessments. The settlement terms were set forth in a Settlement Agreement entered into as of June 13, 2012 among the Company's subsidiaries Trump Taj Mahal Associates, LLC, Trump Plaza Associates, LLC and Trump Marina Associates, LLC (along with Golden Nugget Atlantic City, LLC, which purchased the former Trump Marina Hotel Casino from the Company during 2011) and the City.

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

Property taxes reflected on the statements of operations for the three and nine months ended September 30, 2012 include the effect of an 11.1% increase in the City's 2012 property tax rate, which is retroactive to January 1, 2012.

On October 17, 2012, the City and the Company entered into an Amendment to Settlement Agreement whereby the City agreed that, if a planned offering by the City of its tax appeal refunding bonds is successfully consummated, the City will, as permitted by the settlement agreement, pay to the Company, from the proceeds of the offering, the amount of $50.5 million in cash within five days of the City's receipt of the proceeds, in lieu of the five-year credit provided for in the settlement agreement. The Company has agreed to accept such payment in full satisfaction of amounts due under the settlement agreement. Although the City has agreed to diligently and in good faith seek to consummate this bond offering, and has advised the Company that the offering is expected to occur during the fourth quarter of 2012, completion of the offering is subject to conditions beyond the control of the City and there can be no assurance as to the timing of the offering or whether it will actually be consummated. Accordingly, there can be no assurance that the Company will receive this cash refund from the City.

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

Financial Condition
Liquidity and Capital Resources
General. Cash flows from the operating activities of our casino properties constitute our primary source of liquidity. Currently, our liquidity and cash flow is affected by a variety of factors, many of which are outside of our control, including worsening economic conditions, the tightened credit markets, the downturn in the Atlantic City gaming market, regulatory issues, competition (both from casinos in Atlantic City and other gaming venues in our region) and other general business conditions. Although we anticipate significant cash flow savings during 2013 as a result of our recent property tax settlement with the City, the continuing effects of competition, including the opening of Revel in Atlantic City in spring 2012 and the recent property tax rate increase by the City, continue to have a negative impact on our cash flows. We cannot be assured that we will possess sufficient income and liquidity to continue to fund our operations and our required or planned capital expenditures. If our operating results do not improve, we may not have sufficient sources of liquidity to meet our cash obligations during the fourth quarter and going forward, including with respect to quarterly interest and amortization payments under our Amended and Restated Credit Agreement, and we may not be able to continue to satisfy the liquidity requirements of the New Jersey Division of Gaming Enforcement (“DGE”) to continue to operate our business. We continue to explore various strategic alternatives, including obtaining additional sources of funding, in the event our operating results and liquidity do not improve. There can be no assurance that we will be successful in pursuing these alternatives or that we will have or be able to obtain sufficient funding to meet our obligations. We are currently financing our operations using our cash on hand.
We have been operating and are continuing to operate in an extremely challenging and competitive business environment. Cash flows used in our continuing operating activities were $6.5 million during the nine months ended September 30, 2012 compared to $11.2 million during the nine months ended September 30, 2011. The lower cash flows used in continuing operations was principally due to a decrease in cash expenditures related to professional fees and expenses associated with our reorganization and the receipt of $3.0 million in connection with entering into various utility agreements with one of our utility providers.
Cash flows used in continuing investing activities were $3.3 million during the nine months ended September 30, 2012 compared to $2.4 million during the nine months ended September 30, 2011. Continuing investing activities during 2012 included capital expenditures of $5.4 million, $3.9 million related to Casino Reinvestment Development Authority (“CRDA”) investment obligations, $1.9 million of proceeds received in connection with the sale of our off-site warehouse, which are restricted in use under the terms of our Amended and Restated Credit Agreement and a $4.1 million decrease in restricted cash. Continuing investing activities during 2011 included capital expenditures of $9.8 million, $4.7 million related to CRDA investment obligations, $1.9 million in proceeds from certain CRDA investments, $4.0 million of proceeds received in connection with the sale of the Steel Pier and skybridge at Trump Taj Mahal and a $6.2 million decrease in restricted cash.
Our cash flows used in continuing financing activities during the nine months ended September 30, 2012 included (i) the repayment of $4.7 million of outstanding borrowings under our Amended and Restated Credit Agreement, which was comprised of a $2.1 million mandatory prepayment funded from restricted cash representing a portion of proceeds from certain extraordinary receipts during 2011 and quarterly amortization payments of $2.6 million and (ii) the repayment of capital lease obligations. During the nine months ended September 30, 2011, our cash flows used in continuing financing activities included (i) the repayment of $46.3 million of outstanding borrowings under our Amended and Restated Credit Agreement, which was comprised of: quarterly amortization payments of $2.6 million; $12.0 million in mandatory prepayments which were funded from restricted cash representing a portion of proceeds from certain extraordinary receipts during 2010; $28.0 million of net cash proceeds from the sale of Trump Marina and $3.8 million of net cash proceeds from the sale of the Steel Pier, (ii) a $15.8 million decrease in restricted cash and (iii) the repayment of capital lease obligations.

At September 30, 2012, we had $53.6 million in cash and cash equivalents and an additional $5.1 million of cash which was restricted in use under the terms of the Amended and Restated Credit Agreement. There was $292.9 million in principal outstanding under our Amended and Restated Credit Agreement as of September 30, 2012.
Our ability to meet our operating and debt service obligations depends on a number of factors, including our existing cash on hand and cash flows generated by our operating subsidiaries. There can be no assurance that other sources of funds will be available to us, or if available, at terms favorable to us.
TER has minimal operations, except for its ownership of TER Holdings and its subsidiaries. TER depends on the receipt of sufficient funds from its subsidiaries to meet its financial obligations. The ability of our subsidiaries to make payments to TER Holdings may also be restricted by the New Jersey Casino Control Commission (“CCC”) and the DGE.

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

Maryland Live! Casino, located in Hanover, Maryland, opened on June 6, 2012. The casino opened with 3,176 slot machines and electronic table games and added an additional 1,574 games during the third quarter of 2012. Maryland Live! now features 4,750 slot machines and electronic table games. Maryland continues to consider legislation which would allow table games in all of its casinos, as well as an additional casino in Prince George's County.

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

The following analyses of our results of operations should be read in conjunction with and give consideration to the following:
Gross Gaming Revenues. For the three months ended September 30, 2012, gross gaming revenues in the Atlantic City market (as reported to the DGE) decreased 1.7% due to a 7.4% decrease in table game revenues partially offset by a 0.7% increase in slot revenues compared to the three months ended September 30, 2011. Excluding Trump Marina, for the three months ended September 30, 2012, we experienced a 7.8% decrease in overall gross gaming revenues, comprised of a 5.4% decrease in slot revenues and a 13.5% decrease in table game revenues compared to the prior-year period.
For the nine months ended September 30, 2012, gross gaming revenues in the Atlantic City market (as reported to the DGE) decreased 4.8% due to a 2.5% decrease in slot revenues and a 10.0% decrease in table game revenues compared to the nine months ended September 30, 2011. Excluding Trump Marina, for the nine months ended September 30, 2012, we experienced a 14.6% decrease in overall gross gaming revenues, comprised of a 7.8% decrease in slot revenues and a 28.5% decrease in table game revenues compared to the prior-year period.
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

The following table includes selected data of our casino properties and should be read with the following discussion of our results of operations.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2012	2011	2012	2011
Gaming revenues
Trump Taj Mahal	$88.5	$92.1	$239.1	$271.6
Trump Plaza	30.2	36.2	84.4	109.8
Total	$118.7	$128.3	$323.5	$381.4

Net revenues
Trump Taj Mahal	$86.9	$93.3	$234.1	$265.1
Trump Plaza	32.2	38.8	85.3	109.2
Total	$119.1	$132.1	$319.4	$374.3

Income (loss) from operations
Trump Taj Mahal	$10.6	$13.3	$28.3	$24.9
Trump Plaza	0.5	1.3	9.3	(5.5)
Corporate and other	(1.8)	(2.7)	(5.6)	(7.7)
Total	$9.3	$11.9	$32.0	$11.7

Income related to property tax settlement, net of fees
Trump Taj Mahal	$—	$—	$16.8	$—
Trump Plaza	—	—	14.1	—
Total	$—	$—	$30.9	$—

Depreciation and amortization
Trump Taj Mahal	$4.3	$4.5	$12.9	$15.8
Trump Plaza	0.9	1.3	2.8	6.6
Corporate and other	—	—	—	0.1
Total	$5.2	$5.8	$15.7	$22.5
Comparison of Three-Month Periods Ended September 30, 2012 and 2011

Trump Taj Mahal – Gaming revenues decreased $3.6 million due to a $2.0 million decrease in slots revenue and a $1.6 million decrease in table games revenue. The decrease in slot revenue was principally due to a 5.9% decrease in slot handle. The decrease in table games revenue was due to a 22.7% decrease in amounts wagered on table games partially offset by a significant increase in table hold percentage and a $0.4 million decrease in poker revenue. Net revenues decreased $6.4 million principally due to the lower gaming revenues and an increase in promotional allowances.

Income from operations was $10.6 million during the three months ended September 30, 2012 compared to $13.3 million during the three months ended September 30, 2011. Income from operations decreased $2.7 million as the decrease in net revenues was partially offset by a $3.7 million decrease in operating expenses. Total operating expenses decreased principally due to: a $2.2 million decrease in payroll and related costs due to reductions in workforce implemented during 2011; a $1.2 million decrease in expense related to the 2008 New Jersey Sports and Exposition Authority (“NJSEA”) Subsidy Agreement; a $0.7 million decrease in provisions for doubtful accounts; a $0.4 million decrease in utility costs; and a $0.4 million decrease in gaming taxes. These decreases were partially offset by a $0.7 million increase in costs associated with the Atlantic City Alliance and a $0.4 million increase in the cost of food and beverage sales.
Trump Plaza – Gaming revenues decreased $6.0 million due to a $3.6 million decrease in table games revenue and a $2.4 million decrease in slot revenue. The decrease in table games revenue was due to a 44.9% decrease in amounts wagered partially offset by an increase in table game hold percentage. Slot revenue decreased principally due to a 10.8% decrease in slot handle. Net revenues decreased $6.6 million due to the lower gaming revenues and an increase in gaming promotional offers partially offset by an increase in cash rooms, food and beverage revenues.
Income from operations was $0.5 million million during the three months ended September 30, 2012 compared to $1.3 million during the three months ended September 30, 2011 as the lower net revenues were offset by a $5.8 million decrease in operating expenses. The decrease in operating expenses was primarily attributable to a $2.1 million decrease in payroll and related costs due to the reductions in workforce implemented during 2011; a $0.8 million decrease in general and administrative expenses; a $0.7 million decrease in insurance costs; a $0.7 million decrease in promotional costs; a $0.7 million decrease provisions for doubtful accounts; a $0.4 million decrease in depreciation expense; a $0.4 million decrease in gaming taxes and fees, principally due to the lower gaming revenues; and a $0.4 million decrease in expense related to the 2008 NJSEA Subsidy Agreement. The decreases were partially offset by a $0.3 million increase in costs associated with the Atlantic City Alliance.
Corporate and Other – Corporate and other expenses decreased $0.9 million principally due to lower professional fees and expenses and lower property tax and insurance costs due to the sale of the former corporate office building.
Interest Income – Interest income was $0.8 million during the three months ended September 30, 2012 compared to $0.2 million during the three months ended September 30, 2011, principally due to the accretion of interest income related to the settlement of property tax appeals with the City, partially offset by lower average invested cash and cash equivalents on hand.
Interest Expense – Interest expense was $9.3 million during the three months ended September 30, 2012 compared to $10.2 million during the three months ended September 30, 2011. The lower interest expense during the three months ended September 30, 2012 reflects lower outstanding borrowings under the Amended and Restated Credit Agreement due to mandatory debt repayments from proceeds of extraordinary transactions and quarterly amortization payments.
Comparison of Nine-Month Periods Ended September 30, 2012 and 2011

Trump Taj Mahal – Gaming revenues decreased $32.5 million due to a $22.9 million decrease in table games revenue and a $9.6 million decrease in slot revenue. The decrease in table games revenue was principally due to a 21.0% decrease in amounts wagered on table games and a $2.9 million decrease in poker revenue. The decrease in slot revenue was principally due to a 7.8% decrease in slot handle. Net revenues decreased $31.0 million due to the lower gaming revenues and a decrease in cash food and beverage and other sales, partially offset by a $3.0 million decrease in gaming promotional allowances.

Excluding income related to the property tax settlement and utility agreements and the non-cash asset impairment charge, income from operations was $10.0 million during the nine months ended September 30, 2012 compared to income from operations of $24.9 million during the nine months ended September 30, 2011. Income from operations decreased $14.9 million as the decrease in net revenues was offset by a $16.1 million decrease in operating expenses. Total operating expenses decreased principally due to: a $7.5 million decrease in payroll and related costs due to reductions in workforce implemented during 2011, partially offset by increased group medical costs; a $3.3 million decrease in gaming taxes and regulatory fees; a $2.9 million decrease in depreciation expense; a $2.9 million decrease in expense related to the 2008 NJSEA Subsidy Agreement; a $2.4 million decrease in utility costs; a $2.3 million decrease in provisions for doubtful accounts; and a $1.2 million decrease in general and administrative expenses. These decreases were partially offset by a $2.2 million increase in property taxes, principally due to an 11.1% rate increase by the City, a $2.2 million increase in costs associated with the Atlantic City Alliance, a $1.1 million increase in insurance costs and a $0.9 million increase in promotional expenses.
Trump Plaza – Net revenues decreased $23.9 million principally due to lower net gaming revenues and the $1.6 million recognized during 2011 in connection with the business interruption claim. Net gaming revenues decreased $21.8 million due to a $13.1 million decrease in table games revenue and a $12.4 million decrease in slot revenue, partially offset by a $3.7 million decrease in gaming promotional allowances. The decrease in table games revenue was due to a 52.5% decrease in amounts wagered partially offset by an increase in hold percentage. Slot revenue decreased principally due to a 16.6% decrease in slot handle.
Loss from operations before income related to the property tax settlement and utility agreements was $5.7 million during the nine months ended September 30, 2012 compared to a loss from operations of $5.5 million during the nine months ended September 30, 2011 as the lower net revenues were offset by a $23.7 million decrease in operating expenses. The decrease in operating expenses was primarily attributable to an $10.4 million decrease in payroll and related costs due to the reductions in workforce implemented during 2011; a $3.8 million decrease in depreciation expense; a $2.5 million decrease in gaming taxes and fees, principally due to the lower gaming revenues; a $2.3 million decrease in general and administrative expenses; a $2.0 million decrease in promotional costs; a $1.2 million decrease in expense related to the 2008 NJSEA Subsidy Agreement; a $1.1 million decrease in provisions for doubtful accounts; a $1.0 million decrease in utility costs; a $0.7 million decrease in marketing and entertainment costs; and a $0.5 million decrease in insurance costs. These decreases were partially offset by a $1.2 million increase in property taxes due to the rate increase by the City and a $0.9 million increase in costs associated with the Atlantic City Alliance.
Corporate and Other – Corporate and other expenses decreased $2.1 million principally due to lower professional fees and expenses and lower property tax and insurance costs due to the sale of the former corporate office building.
Interest Income – Interest income was $1.3 million during the nine months ended September 30, 2012 compared to $1.0 million during the nine months ended September 30, 2011 due to the accretion of interest income related to the settlement of property tax appeals with the City, partially offset by lower average invested cash and cash equivalents on hand.
Interest Expense – Interest expense was $27.7 million during the nine months ended September 30, 2012 compared to $32.3 million during the nine months ended September 30, 2011. The lower interest expense during the nine months ended September 30, 2012 reflects lower outstanding borrowings under the Amended and Restated Credit Agreement due to mandatory debt repayments from proceeds from extraordinary transactions and quarterly amortization payments.

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
Property and Equipment – Our operations are capital intensive and we make capital investments at each of our properties in the form of maintenance capital and, from time to time, expansion and product enhancement capital. At September 30, 2012, we had approximately $389.7 million of net property and equipment recorded on our balance sheet. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimates of the useful lives are based on the nature of the assets as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record additional impairment charges for these assets.
Intangible Assets – We had $8.7 million of intangible assets recorded on our balance sheet at September 30, 2012. We regularly evaluate our businesses for potential impairment indicators. Additionally, we perform impairment testing related to our indefinite-lived intangible assets at least annually. Our judgments regarding the existence of impairment indicators are based on, among other things, pending sales of assets, the regulatory and competitive status, operational performance of each of our businesses, and financial market valuations of conditions surrounding our business entities and the gaming industry. Future events, such as the failure to meet or exceed our operating plans, increased competition, the enactment of increased gaming or tax rates, or changes in market valuations could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.
TrumpONE Liability – Our unified player’s program, TrumpONE, allows customers to accumulate certain point-based rewards based on the volume of their gaming activity. TrumpONE customers may earn “comp dollars” redeemable for complimentary food, beverage and retail items and “slot dollars” which are redeemable for slot machine credits. Comp dollars and slot dollars accumulate over time and may be redeemed at the customer’s discretion under the terms of the program. Comp dollars and slot dollars are forfeited if a customer does not redeem earned rewards over a specified period of time. As a result of the ability of the customer to accumulate comp dollars and slot dollars, we accrue the associated expense, after giving effect to estimated forfeitures, as they are earned. At September 30, 2012, $1.6 million was accrued related to comp dollars and $0.7 million was accrued related to slot dollars earned under this program. Our accruals could be significantly affected if estimated forfeitures vary from historical levels or changes occur in the cost of providing complimentary food, beverage and retail items under the TrumpONE program. Management reviews our accruals for adequacy at the end of each reporting period.
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
The following table provides information about our debt obligations existing as of September 30, 2012. The following table presents principal cash flows and interest rates by expected maturity date of such debt obligations, except capitalized lease obligations.

(Dollars in millions)	Remainder of 2012	2013	2014	2015	2016	Thereafter	Total
Fixed rate debt maturities	$0.9	$3.5	$3.5	$285.0	$—	$—	$292.9
Interest rate	12.0%	12.0%	12.0%	12.0%
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

10.1
Amendment to Settlement Agreement entered into as of October 17, 2012 between and among Trump Marina Associates, LLC, Trump Plaza Associates, LLC, Trump Taj Mahal Associates, LLC and the City of Atlantic City

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

TRUMP ENTERTAINMENT RESORTS, INC.
(Registrant)

Date:	October 18, 2012	By:	/s/ DAVID R. HUGHES
David R. Hughes
Chief Financial Officer of Trump Entertainment Resorts, Inc.

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1
Amendment to Settlement Agreement entered into as of October 17, 2012 between and among Trump Marina Associates, LLC, Trump Plaza Associates, LLC, Trump Taj Mahal Associates, LLC, and the City of Atlantic City

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